Form 10-Q
period 1995-03-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1995-05-12
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 -------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended March 31, 1995          Commission File No. 0-25280
- - - - -------------------------------------------------------------------------------


              THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
- - - - -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


        New York                                             13-5570651
- - - - -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


   787 Seventh Avenue, New York, New York                      10019
- - - - -------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number, including area code     (212) 554-1234
- - - - -------------------------------------------------------------------------------


                                     None
- - - - -------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                                                               Yes X  No
                                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Shares Outstanding
    Class                                                at May 10, 1995
- - - - ------------------------------------   ----------------------------------------

Common Stock, $1.25 par value                              2,000,000

                 THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                            FORM 10-Q
                             FOR THE QUARTER ENDED MARCH 31, 1995

                                        TABLE OF CONTENTS


                                                                                                         Page #
                                                                                                         ------
PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                     Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994...........    3
                     Consolidated Statements of Earnings for the Three Months Ended March 31,
                       1995 and 1994..................................................................    4
                     Consolidated Statements of Shareholder's Equity for the Three Months Ended
                       March 31, 1995 and 1994........................................................    5
                     Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                       1995 and 1994..................................................................    6
                     Notes to Consolidated Financial Statements.......................................    7

Item 2:         Management's Discussion and Analysis of Financial Condition and Results of
                Operations............................................................................    12

PART II         OTHER INFORMATION

Item 4:         Legal Proceedings.....................................................................    26

Item 6:         Exhibits and Reports on Form 8-K......................................................    26

SIGNATURES............................................................................................    27

PART I  FINANCIAL INFORMATION
          ITEM 1:  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.
                   THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                                                          MARCH 31,    December 31,
                                                                                                            1995          1994
                                                                                                          --------     ------------
                                                                                                              (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost ..............................................................    $ 5,086.0      $ 5,223.0
    Available for sale, at estimated fair value ......................................................      8,338.8        7,586.0
  Mortgage loans on real estate ......................................................................      3,805.4        4,018.0
  Equity real estate .................................................................................      4,450.6        4,446.4
  Policy loans .......................................................................................      1,854.7        1,731.2
  Other equity investments ...........................................................................        658.2          678.5
  Investment in and loans to affiliates ..............................................................        569.4          560.2
  Other invested assets ..............................................................................        561.0          489.3
                                                                                                          ---------       ---------
      Total investments ..............................................................................     25,324.1       24,732.6
Cash and cash equivalents ............................................................................        589.2          693.6
Deferred policy acquisition costs ....................................................................      3,162.3        3,221.1
Amounts due from discontinued GIC Segment ............................................................      2,168.6        2,108.6
Other assets .........................................................................................      2,161.0        2,078.6
Closed Block assets ..................................................................................      8,212.7        8,105.5
Separate Accounts assets .............................................................................     21,225.5       20,469.5
                                                                                                          ---------       ---------

TOTAL ASSETS .........................................................................................    $62,843.4      $61,409.5
                                                                                                          =========      =========

LIABILITIES
Policyholders' account balances ......................................................................    $21,419.4      $21,238.0
Future policy benefits and other policyholders' liabilities ..........................................      3,892.6        3,840.8
Short-term and long-term debt ........................................................................      1,385.5        1,337.4
Other liabilities ....................................................................................      2,434.8        2,300.1
Closed Block liabilities .............................................................................      9,159.1        9,069.5
Separate Accounts liabilities ........................................................................     21,174.0       20,429.3
                                                                                                          ---------       ---------
      Total liabilities ..............................................................................     59,465.4       58,215.1
                                                                                                          ---------       ---------

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value 2.0 million shares authorized, issued and
  outstanding ........................................................................................          2.5            2.5
Capital in excess of par value .......................................................................      2,913.6        2,913.6
Retained earnings ....................................................................................        543.0          484.0
Net unrealized investment losses .....................................................................        (78.4)        (203.0)
Minimum pension liability ............................................................................         (2.7)          (2.7)
                                                                                                          ---------       ---------
      Total shareholder's equity .....................................................................      3,378.0        3,194.4
                                                                                                          ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ...........................................................    $62,843.4      $61,409.5
                                                                                                          =========      =========

                      See Notes to Consolidated Financial Statements.

[CAPTION]                                        3



                             THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                    (UNAUDITED)

                                                                                                        1995                 1994
                                                                                                        ----                 ----
                                                                                                               (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee income ...............................          $  189.3            $  176.5
Premiums ...................................................................................             148.4               155.2
Net investment income ......................................................................             521.1               505.0
Investment (losses) gains, net .............................................................             (12.9)               14.6
Commissions, fees and other income .........................................................             200.3               216.7
Contribution from the Closed Block .........................................................              28.5                39.4
                                                                                                      --------            --------
      Total revenues .......................................................................           1,074.7             1,107.4
                                                                                                      --------            --------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances .......................................             295.1               303.9
Policyholders' benefits ....................................................................             246.5               248.7
Other operating costs and expenses .........................................................             455.5               471.3
                                                                                                      --------            --------
      Total benefits and other deductions ..................................................             997.1             1,023.9
                                                                                                      --------            --------

Earnings before Federal income taxes and cumulative effect of
  accounting change ........................................................................              77.6                83.5
Federal income taxes .......................................................................              18.6                19.5
                                                                                                      --------            --------
Earnings before cumulative effect of accounting change .....................................              59.0                64.0
Cumulative effect of accounting change, net of Federal income taxes ........................               --                (27.1)
                                                                                                      --------            --------

Net Earnings ...............................................................................          $   59.0            $   36.9
                                                                                                      ========            ========




















                                  See Notes to Consolidated Financial Statements.

                                        4





                             THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                    (UNAUDITED)
                                                                                                         1995               1994
                                                                                                         ----               ----
                                                                                                              (IN MILLIONS)
Common stock, at par value, beginning of year and end of period ............................          $    2.5            $    2.5
                                                                                                      --------            --------
Capital in excess of par value, beginning of year and end of period ........................           2,913.6             2,613.6
                                                                                                      --------            --------

Retained earnings, beginning of year .......................................................             484.0               217.5
Net earnings ...............................................................................              59.0                36.9
                                                                                                      --------            --------
Retained earnings, end of period ...........................................................             543.0               254.4
                                                                                                      --------            --------

Net unrealized investment (losses) gains, beginning of year ................................            (203.0)              132.0
Change in unrealized investment gains (losses) .............................................             124.6              (217.1)
                                                                                                      --------            --------
Net unrealized investment losses, end of period ............................................             (78.4)              (85.1)
                                                                                                      --------            --------

Minimum pension liability, beginning of year ...............................................              (2.7)              (15.0)
Change in minimum pension liability ........................................................               --                  (.3)
                                                                                                      --------            --------
Minimum pension liability, end of period ...................................................              (2.7)              (15.3)
                                                                                                      --------            --------

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD ..................................................          $3,378.0            $2,770.1
                                                                                                      ========            ========





































                                  See Notes to Consolidated Financial Statements.

                                        5





                             THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                    (UNAUDITED)
                                                                                                         1995                1994
                                                                                                         ----                ----
                                                                                                                (IN MILLIONS)
Net earnings ...............................................................................         $    59.0           $    36.9
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
  Investment losses (gains), net ...........................................................              13.0               (14.9)
  Change in amounts due from discontinued GIC Segment ......................................               --                 14.3
  General Account policy charges ...........................................................            (190.5)             (176.3)
  Interest credited to policyholders' account balances .....................................             295.0               303.9
  Changes in Closed Block assets and liabilities, net ......................................             (17.6)              (24.9)
  Other, net ...............................................................................              67.5              (428.0)
                                                                                                     ---------          ----------
Net cash provided (used) by operating activities ...........................................             226.4              (289.0)
                                                                                                     ---------          ----------

Cash flows from investing activities:
  Maturities and repayments ................................................................             483.6               463.4
  Sales ....................................................................................           1,743.7             2,548.0
  Return of capital from joint ventures and limited partnerships ...........................              16.3                 4.2
  Purchases ................................................................................          (2,373.8)           (2,609.5)
  Decrease in loans to discontinued GIC Segment ............................................           1,155.4                 --
  Other, net ...............................................................................            (251.3)              (10.9)
                                                                                                     ---------          ----------

Net cash provided by investing activities ..................................................             773.9               395.2
                                                                                                     ---------          ----------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits ...............................................................................             840.5               540.8
    Withdrawals ............................................................................            (771.0)             (754.4)
  Net increase in short-term financings ....................................................              46.0               120.8
  Additions to long-term debt ..............................................................               --                 13.2
  Repayments of long-term debt .............................................................              (4.8)              (20.2)
  Payment of obligation to fund accumulated deficit of discontinued GIC
    Segment ................................................................................          (1,215.4)                --
                                                                                                     ---------          ----------

Net cash used by financing activities ......................................................          (1,104.7)              (99.8)
                                                                                                     ---------          ----------

Change in cash and cash equivalents ........................................................            (104.4)                6.4
Cash and cash equivalents, beginning of year ...............................................             693.6               593.4
                                                                                                     ---------          ----------

Cash and Cash Equivalents, End of Period ...................................................         $   589.2           $   599.8
                                                                                                     =========          ==========

Supplemental cash flow information
  Interest Paid ............................................................................         $    21.4           $    19.2
                                                                                                     =========          ==========
  Income Taxes Paid ........................................................................         $     --            $    55.9
                                                                                                     =========          ==========





                                  See Notes to Consolidated Financial Statements.

                                        6

           THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") and reflect, in the opinion of the Company's management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and results of operations of the Company. Such statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   ACCOUNTING CHANGES AND PRONOUNCEMENTS

      In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 applies to all creditors and addresses the accounting for impairment of a loan by specifying how allowances for credit losses should be determined. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. Impaired loans within the scope of SFAS No. 114 are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company provides for impairment of loans through an allowance for possible losses. The adoption of this statement did not have a material effect on the level of this allowance or on the Company's consolidated statements of earnings and shareholder's equity.

      In the fourth quarter of 1994 (effective as of January 1, 1994), the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which requires employers to recognize the obligation to provide postemployment benefits. The Company's consolidated financial statements for the three months ended March 31, 1994 have been restated for the adoption of SFAS No. 112 to reflect a charge of $27.1 million, net of Federal income tax benefit of $14.6 million, for the cumulative effect of initially applying the statement as of January 1, 1994.

      In January 1995, the FASB issued SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which permits stock life insurance companies with participating life contracts to account for those contracts in accordance with Statement of Position No. 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises". Additionally, in March 1995, the FASB issued SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," which requires long-lived assets and certain identifiable intangibles being held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. Management has not yet determined whether the Company will adopt SFAS No. 120 nor the timing or effect of adopting SFAS No. 121.

 3)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 4)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                     --------------------------
                                                                                                     1995                  1994
                                                                                                     ----                  ----
                                                                                                          (IN MILLIONS)
Balances, beginning of year ........................................................                $284.9                  $355.6
Additions charged to income ........................................................                  24.9                     8.9
Deductions for writedowns and asset dispositions ...................................                  (9.2)                  (18.6)
                                                                                                    ------                  ------
Balances, End of Period ............................................................                $300.6                  $345.9
                                                                                                    ======                  ======

Balances, end of period comprise:
  Mortgage loans on real estate ....................................................                $ 74.2                  $139.1
  Equity real estate ...............................................................                 226.4                   206.8
                                                                                                    ------                  ------
Total ..............................................................................                $300.6                  $345.9
                                                                                                    ======                  ======

      For the three months ended March 31, 1995 and 1994, investment income is shown net of investment expenses of $100.4 million and $107.4 million, respectively.

      As of March 31, 1995 and December 31, 1994, fixed maturities in the held to maturity portfolio had estimated fair values of $5,049.8 million and $5,016.9 million, fixed maturities classified as available for sale had amortized costs of $8,558.8 million and $8,044.3 million. Other equity investments included equity securities with carrying values of $132.9 million and $134.1 million and costs of $120.3 million and $126.4 million as of March 31, 1995 and December 31, 1994, respectively.

      For the three months ended March 31, 1995 proceeds received on sales of fixed maturities classified as available for sale amounted to $1,698.1 million. Gross gains of $15.4 million and gross losses of $24.2 million were realized on these sales. The increase in unrealized investment gains related to fixed maturities classified as available for sale for the three months ended March 31, 1995 amounted to $239.1 million.

      During the three months ended March 31, 1995, six securities classified as held to maturity were transferred to the available for sale portfolio. All actions were taken as a result of a significant deterioration in creditworthiness as reflected by ratings downgrades. The aggregate amortized cost of the securities transferred was $64.8 million with gross unrealized investment losses of $5.4 million transferred to equity.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                             MARCH 31, 1995
                                                                                             --------------
                                                                                             (IN MILLIONS)
      Impaired mortgage loans with provision for losses.......................................  $  236.1
      Impaired mortgage loans with no provision for losses....................................      91.3
                                                                                                --------
      Recorded investment in impaired mortgage loans..........................................     327.4
      Provision for losses....................................................................     (66.1)
                                                                                                --------
      Net Impaired Mortgage Loans.............................................................  $  261.3
                                                                                                ========

      Impaired mortgage loans with no provision for losses are loans where the fair value of the collateral exceeds the recorded investment. Interest income earned on loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

      During the three months ended March 31, 1995, the Company's average recorded investment in impaired mortgage loans was $327.3 million. Interest income recognized on these impaired mortgage loans totaled $6.6 million for the three months ended March 31, 1995, including $5.3 million recognized on a cash-basis method of accounting.

5)    BUSINESS SEGMENT INFORMATION

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                   -----------------------------
                                                                                                   1995                     1994
                                                                                                   ----                     ----
                                                                                                           (IN MILLIONS)
REVENUES
Individual insurance and annuities .............................................                $  796.6                  $  783.1
Group pension ..................................................................                    58.7                      92.8
Attributed insurance capital ...................................................                    14.6                      20.4
                                                                                                --------                 ---------
  Insurance operations .........................................................                   869.9                     896.3
Investment services ............................................................                   211.9                     216.1
Consolidation/elimination ......................................................                    (7.1)                     (5.0)
                                                                                                --------                 ---------
Total ..........................................................................                $1,074.7                  $1,107.4
                                                                                                ========                 =========


EARNINGS (LOSS) BEFORE FEDERAL INCOME TAXES
Individual insurance and annuities .............................................                $   58.9                  $   62.9
Group pension ..................................................................                   (11.7)                      1.7
Attributed insurance capital ...................................................                     6.9                      11.9
                                                                                                --------                 ---------
  Insurance operations .........................................................                    54.1                      76.5
Investment services ............................................................                    29.4                      35.4
                                                                                                --------                 ---------
  Subtotal .....................................................................                    83.5                     111.9
Corporate interest expense .....................................................                    (5.9)                    (28.4)
                                                                                                --------                 ---------
Total ..........................................................................                $   77.6                  $   83.5
                                                                                                ========                 =========

                                                                                               MARCH 31,              December 31,
                                                                                                1995                       1994
                                                                                                ----                       ----
                                                                                                          (IN MILLIONS)
ASSETS
Individual insurance and annuities .......................................                     $45,393.6                 $44,063.4
Group pension ............................................................                       4,174.4                   4,222.8
Attributed insurance capital .............................................                       1,531.2                   2,609.8
                                                                                               ---------                 ---------
  Insurance operations ...................................................                      51,099.2                  50,896.0
Investment services ......................................................                      12,139.0                  12,127.9
Consolidation/elimination ................................................                        (394.8)                 (1,614.4)
                                                                                               ---------                 ---------
Total ....................................................................                     $62,843.4                 $61,409.5
                                                                                               =========                 =========

                                        9

 6)   DISCONTINUED OPERATIONS

      Summarized financial information of the discontinued GIC Segment is as follows:

                                                                                               MARCH 31,               December 31,
                                                                                                 1995                       1994
                                                                                               ---------               ------------
                                                                                                          (IN MILLIONS)
ASSETS
Mortgage loans on real estate ................................................                  $1,670.9                 $1,730.5
Equity real estate ...........................................................                   1,209.2                  1,194.8
Other invested assets ........................................................                     797.9                    978.8
Other assets .................................................................                     679.1                    529.5
                                                                                                --------                 --------
Total Assets .................................................................                  $4,357.1                 $4,433.6
                                                                                                ========                 ========

LIABILITIES
Policyholders' liabilities ...................................................                  $1,820.8                 $1,924.0
Allowance for future losses ..................................................                     169.8                    185.6
Amounts due to continuing operations .........................................                   2,168.6                  2,108.6
Other liabilities ............................................................                     197.9                    215.4
                                                                                                --------                 --------
Total Liabilities ............................................................                  $4,357.1                 $4,433.6
                                                                                                ========                 ========

                                                                                                            THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                        --------------------------
                                                                                                        1995                 1994
                                                                                                        ----                 ----
                                                                                                                (IN MILLIONS)
REVENUES
Investment income (net of investment expenses of $34.2 and $42.2) ..........................            $ 75.5              $101.0
Investment losses, net .....................................................................             (13.2)              (18.4)
Policy fees, premiums and other income, net ................................................                .1                  .1
                                                                                                         ------             ------
Total revenues .............................................................................              62.4                82.7
BENEFITS AND OTHER DEDUCTIONS ..............................................................              82.0               111.0
                                                                                                         ------             ------
Losses Charged to Allowance for Future Losses ..............................................            $(19.6)             $(28.3)
                                                                                                         ======             ======

      Amounts due to continuing operations at March 31, 1995 consist of $2,168.6 million the discontinued GIC Segment has borrowed from continuing operations. Amounts due to continuing operations at December 31, 1994 consisted of $3,324.0 million borrowed by the GIC Segment from continuing operations, offset by $1,215.4 million representing an obligation of continuing operations to provide assets to fund the accumulated deficit of the GIC Segment. In January 1995, continuing operations transferred $1,215.4 million in cash to the GIC Segment in settlement of its obligation. Subsequently, the GIC Segment remitted $1,155.4 million in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions.

      Investment valuation allowances amounted to $55.3 million on mortgage loans and $85.5 million on equity real estate for an aggregate of $140.8 million at March 31, 1995. At December 31, 1994, valuation allowances amounted to $50.2 million on mortgage loans and $74.7 million on equity real estate for an aggregate of $124.9 million.

      Allowances for future losses are based upon management's best judgment and there is no assurance that the ultimate losses will not differ.

      Investment income includes $22.0 million of interest on amounts due from continuing operations for the three months ended March 31, 1994. Benefits and other deductions includes $35.7 million and $48.3 million of interest expense related to amounts borrowed from continuing operations for the three months ended March 31, 1995 and 1994, respectively.

 7)   CLOSED BLOCK

      Summarized financial information of the Closed Block is as follows:

                                                                                                            MARCH 31,  December 31,
                                                                                                              1995        1994
                                                                                                            ---------   -------
                                                                                                                 (IN MILLIONS)
ASSETS
Fixed maturities:
  Held to maturity, at amortized cost (estimated fair value of
    $1,831.6 and $1,785.0) ...............................................................................   $1,909.4    $1,927.8
  Available for sale, at estimated fair value (amortized cost of
    $1,421.0 and $1,270.3) ...............................................................................    1,402.4    1,197.0
Mortgage loans on real estate ............................................................................    1,477.7     1,543.7
Policy loans .............................................................................................    1,821.7     1,827.9
Cash and other invested assets ...........................................................................      472.3       442.5
Deferred policy acquisition costs ........................................................................      865.1       878.1
Other assets .............................................................................................      264.1       288.5
                                                                                                             --------    --------
Total Assets .............................................................................................   $8,212.7    $8,105.5
                                                                                                             ========    ========

LIABILITIES
Future policy benefits and other policyholders' account balances .........................................   $9,031.3    $8,965.3
Other liabilities ........................................................................................      127.8       104.2
                                                                                                             --------    --------
Total Liabilities ........................................................................................   $9,159.1    $9,069.5
                                                                                                             ========    ========

                                                                                                            THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                         ------------------------
                                                                                                         1995               1994
                                                                                                         ----               ----
                                                                                                               (IN MILLIONS)
REVENUES
Premiums and other income ..................................................................            $191.1              $203.4
Investment income (net of investment expenses of $6.9 and $3.6) ............................             131.7               131.6
Investment losses, net .....................................................................              (4.1)               (9.7)
                                                                                                        ------              -------
Total revenues .............................................................................             318.7               325.3
                                                                                                        ------              -------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits and dividends ......................................................             274.6               267.8
Other operating costs and expenses .........................................................              15.6                18.1
                                                                                                        ------              -------
Total benefits and other deductions ........................................................             290.2               285.9
                                                                                                        ------              -------

Contribution from the Closed Block .........................................................            $ 28.5              $ 39.4
                                                                                                        ======              =======

      Investment valuation allowances amounted to $47.0 million and $46.2 million on mortgage loans and $3.0 million and $2.6 million on equity real estate for an aggregate of $50.0 million and $48.8 million at December 31, 1995 and 1994, respectively.

 8)   RESTRUCTURE COSTS

      During the three months ended March 31, 1995, the Company restructured certain operations in connection with cost reduction programs, primarily associated with severance related benefits, and incurred costs of $4.7 million. The amounts paid during the three months ended March 31, 1995 and charged against the liability totaled $5.3 million. At March 31, 1995, the liabilities associated with 1994 and 1995 cost reduction programs totaled $14.8 million.

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


        The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis section included in Equitable Life's 1994 Report on Form 10-K.


COMBINED RESULTS OF OPERATIONS

        The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the three months ended March 31, 1995 and 1994 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 13. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                     -----------------------------
                                                                                                        1995                 1994
                                                                                                             (IN MILLIONS)
COMBINED RESULTS OF OPERATIONS

Policy fee income and premiums ..........................................................            $  528.4              $  534.4
Net investment income ...................................................................               652.8                 636.6
Investment (losses) gains, net ..........................................................               (17.0)                  4.9
Commissions, fees and other income ......................................................               200.7                 217.4
                                                                                                     --------              --------
      Total revenues ....................................................................             1,364.9               1,393.3

Total benefits and other deductions .....................................................             1,287.3               1,309.8
                                                                                                     --------              --------
Earnings before Federal income taxes and cumulative effect of
  accounting change .....................................................................                77.6                  83.5
Federal income tax expense ..............................................................                18.6                  19.5
                                                                                                     --------              --------
Earnings before Cumulative Effect of Accounting Change ..................................            $   59.0              $   64.0
                                                                                                     ========              ========

CONTINUING OPERATIONS

        Compared to the comparable prior year period, the lower pre-tax results of operations for the three months ended March 31, 1995 reflected losses as compared to earnings in the Group Pension segment and decreased earnings in the Individual Insurance and Annuities and Investment Services segments and Attributed Insurance Capital, partially offset by lower Corporate interest expense.

        The $28.4 million decrease in revenues for the three months ended March 31, 1995 compared to the corresponding period in 1994 was attributed primarily to a $16.7 million decrease in commissions, fees and other income and a $6.0 million decrease in policy fee income and premiums, offset by a $16.2 million increase in investment income.

        The investment income increase for the three months ended March 31, 1995 resulted from an increase of $24.4 million for the Individual Insurance and Annuities segment offset by decreases of $7.0 million for Attributed Insurance Capital and $4.3 million for the Group Pension segment. The decrease in investment income in Attributed Insurance Capital resulted principally from a reduced investment asset base due to the $1.22 billion payment of continuing operations' obligation to fund the accumulated deficit of the discontinued GIC Segment in January 1995, partially offset by reinvestment of proceeds received on the Holding Company's issuance of $300.0 million Senior Notes in December 1994.

        Investment losses were $17.0 million for the three months ended March 31, 1995 as compared to gains of $4.9 million for the same period in 1994. Lower investment gains on General Account Investment Assets of $21.7 million were partially offset by a $3.3 million improvement in Attributed Insurance Capital. The decline in investment gains on General Account Investment Assets was due to a $16.6 million decrease in gains on other equity investments, a $13.0 million decrease in gains on fixed maturities and a $4.1 million decrease in gains on equity real estate offset by a $12.0 million improvement for mortgage loans on real estate.

        For the first three months of 1995, total benefits and other deductions decreased by $22.5 million from the comparable period in 1994, reflecting decreases in other operating costs and expenses of $18.3 million and a net decrease in interest credited to policyholders' account balances of $8.9 million, offset by a $4.7 million increase in policyholders' benefits. The decrease in other operating costs and expenses was primarily attributable to lower operating costs in the Individual Insurance and Annuities segment and lower Corporate interest expense which declined primarily as a result of the $1.22 billion cash settlement in January 1995 of continuing operations' obligation to fund the accumulated deficit of the discontinued GIC Segment. The increase in policyholders' benefits resulted primarily from higher mortality experience on the individual life term business offset by improved mortality experience on variable and interest-sensitive life policies and policies within the Closed Block. Improved mortality experience resulted in increased deferred policy acquisition cost amortization and an increase to the provision for policyholder dividends on policies within the Closed Block. The Group Pension segment's $22.4 million decrease in interest credited to policyholders was partially offset by a $13.6 million increase for the Individual Insurance and Annuities segment.

DISCONTINUED GIC SEGMENT

        In the first three months of 1995, $19.6 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses as compared to $28.3 million of pre-tax losses in the first three months of 1994.

        Investment results declined by $20.3 million in the first three months of 1995 as compared to the year-earlier period. Investment income declined by $25.5 million, principally due to the payment of the $1.22 billion obligation of continuing operations to fund the accumulated deficit of the discontinued GIC Segment at the beginning of 1995. Investment losses were $13.2 million in the first three months of 1995 compared to $18.4 million in the comparable period in 1994, primarily as a result of lower additions to asset valuation allowances on equity real estate and mortgages. Benefits and other deductions declined by $29.0 million principally due to the decrease in interest credited on a reduced GIC contract base and lower interest expense as a result of the repayment of $1.16 billion of borrowings from continuing operations.


COMBINED RESULTS OF CONTINUING OPERATIONS BY SEGMENT

INDIVIDUAL INSURANCE AND ANNUITIES

        For discussion purposes, the Closed Block is considered part of the Individual Insurance and Annuities segment. The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                                        INDIVIDUAL INSURANCE AND ANNUITIES
                                                   (IN MILLIONS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------------------------------
                                                                                         1995
                                                                     --------------------------------------------
                                                                          AS            CLOSED                              1994
                                                                       REPORTED         BLOCK          COMBINED          Combined
                                                                     -----------     ------------     -----------       ----------
Policy fees, premiums and other income ....................             $340.9          $191.1          $  532.0         $  543.7
Net investment income .....................................              415.3           131.7             547.0            522.6
Investment gains (losses), net ............................               11.9            (4.1)              7.8              2.7
Contribution from the Closed Block ........................               28.5           (28.5)              --               --
                                                                        ------          -------         --------         --------
Total revenues ............................................              796.6           290.2           1,086.8          1,069.0

Total benefits and other deductions .......................              737.7           290.2           1,027.9          1,006.1
                                                                        ------          -------         --------         --------
Earnings before Federal Income Taxes and
  Cumulative Effect of Accounting Change ..................             $ 58.9          $  --           $   58.9         $   62.9
                                                                        ======          =======         ========         ========

        The earnings from operations in the Individual Insurance and Annuities segment for the three months ended March 31, 1995 reflected a decline of $4.0 million from the year-earlier period. The effect of increased amortization of deferred policy acquisition costs, an accrual of a liability for future dividend payments to the Closed Block policyholders, adverse mortality experience on term life insurance and worsening morbidity results on disability income policies more than offset the impacts of improved mortality experience on variable and interest-sensitive life insurance policies, lower operating costs and higher policy fees on variable and interest-sensitive life and individual annuities policies. Spreads between investment results and crediting rates on interest-sensitive products were largely unchanged despite an increased rate environment. The effect of increased crediting rates on interest-sensitive life and annuity contracts offset the increase in investment results. Total revenues increased by $17.8 million due to a $29.5 million increase in investment results and a $12.8 million increase in policy fees offset by a $18.8 million decline in premiums. The decrease in premiums was principally due to lower traditional life and individual health premiums.

        Total benefits and other deductions for the three months ended March 31, 1995 rose $21.8 million from the comparable 1994 period. The increase was principally due to higher interest credited on policyholders' account balances and an $11.7 million accrual for future Closed Block policyholder dividends. Interest credited on policyholders' account balances in the segment increased by $13.5 million reflecting the impact of the crediting rate increases noted above applied to a higher in force book of business.

        Losses on the disability income business were $12.1 million for the three months ended March 31, 1995, a $3.1 million increase from the prior year's comparable period. Incurred benefits (benefit payments plus additions to claims reserves) for disability income products increased $8.5 million in the first three months of 1995 from the comparable 1994 levels reflecting a slowdown of claims termination activity and administration in January and February 1995.

        Premiums and Deposits - The following table reflects premiums and deposits, including universal life and investment-type contract deposits, for the segment's major product lines.

                                               PREMIUMS AND DEPOSITS
                                                   (IN MILLIONS)
                                                                                                         THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                 ----------------------------------
                                                                                                  1995                        1994
                                                                                                  ----                        ----
Product Line:
Traditional life
  First year recurring .......................................................                  $    6.1                   $    9.4
  First year optional ........................................................                       1.6                        2.8
  Renewal ....................................................................                     217.0                      223.1
                                                                                                --------                   --------
                                                                                                   224.7                      235.3
Variable and interest-sensitive life
  First year recurring .......................................................                      48.6                       45.9
  First year optional ........................................................                      39.6                       40.4
  Renewal ....................................................................                     295.2                      270.9
                                                                                                --------                   --------
                                                                                                   383.4                      357.2
Individual annuities
  First year .................................................................                     476.4                      453.1
  Renewal ....................................................................                     284.7                      288.3
                                                                                                --------                   --------
                                                                                                   761.1                      741.4
Other(1)
  First year .................................................................                      29.0                        4.3
  Renewal ....................................................................                      92.9                       99.2
                                                                                                --------                   --------

                                                                                                   121.9                      103.5

Total First Year .............................................................                     601.3                      555.9
Total Renewal ................................................................                     889.8                      881.5
                                                                                                --------                   --------
Grand Total ..................................................................                  $1,491.1                   $1,437.4
                                                                                                ========                   ========

(1)  Includes health insurance and reinsurance assumed.

        First year premiums and deposits for the three months ended March 31, 1995 increased from prior year levels by $45.4 million primarily due to higher sales of individual annuities and reinsurance assumed on individual annuity contracts. Renewal premiums and deposits increased less than 1.0% during the three months ended March 31, 1995 over the prior year period as the $24.3 million increase in the growing variable and interest-sensitive life books of business was offset by declines in the other product lines. Traditional life premiums and deposits for the first three months of 1995 decreased from the prior year's comparable period by $10.6 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The 5.1% increase in first year individual annuities premiums and deposits included a net increase of $80.6 million resulting from an exchange program that offers contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contract for a new flexible premium variable contract which retains assets in Equitable Life and establishes new surrender charge scales. Management believes increases in total first year premiums and deposits were impacted by the transition to a new agency system organizational structure, the introduction of a new generation of variable life insurance products and the roll out of a new sales support system.

        Surrenders and Withdrawals - The following table summarizes surrenders and withdrawals, including universal life and investment-type contract withdrawals, for the segment's major product lines.

                                            SURRENDERS AND WITHDRAWALS
                                                   (IN MILLIONS)
                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ---------------------------
                                                                                        1995             1994
                                                                                        ----             ----
Product Line:
Traditional life.................................................................    $  89.1          $  91.7
Variable and interest-sensitive life.............................................      100.6            141.9
Individual annuities.............................................................      641.5            393.5
                                                                                     -------          -------
Total............................................................................    $ 831.2          $ 627.1
                                                                                     =======          =======

        Policy and contract surrenders and withdrawals increased $204.1 million during the three months ended March 31, 1995 compared to the same period in 1994, principally due to the $248.0 million increase in individual annuities surrenders and withdrawals. This increase primarily was due to increased surrenders of Equi-Vest contracts and increases in the volume of SPDA surrenders due to the aging book of business, the effect of the aforementioned exchange program which was designed to retain assets in the Company and the maintenance of crediting rates throughout 1994 despite an increasing rate environment. Management expects the level of total individual annuities surrenders to remain higher in 1995 as a result of the foregoing factors.

        The 1994 first quarter amounts included a scheduled withdrawal of approximately $52.9 million of policy cash value from a large corporate owned life insurance plan issued by EOC. The schedule contemplated amounts would be withdrawn in the first quarter of 1991, 1992, 1993 and 1994 and immediately reinvested in the policy to pay that year's premium and outstanding policy loan interest. Excluding the effect of this scheduled withdrawal in 1994, surrenders and withdrawals of variable and interest-sensitive life contracts for the three months ended March 31, 1995 increased by $11.6 million from the prior year's comparable period due to the larger book of business.

INVESTMENT SERVICES

        The following table summarizes the results of operations for the Investment Services segment.

                                                INVESTMENT SERVICES
                                                   (IN MILLIONS)
                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ---------------------------
                                                                                        1995             1994
                                                                                        ----             ----
Third party commissions and fees.................................................   $  163.8          $ 169.1
Affiliate fees...................................................................       33.3             32.8
Other income(1)..................................................................       14.8             14.2
                                                                                    --------          -------
Total revenues...................................................................      211.9            216.1
Total costs and expenses.........................................................      182.5            180.7
                                                                                    --------          -------
Earnings before Federal Income Taxes and Cumulative Effect of
  Accounting Change..............................................................   $   29.4          $  35.4
                                                                                    ========          =======

(1)  Includes equity in net earnings of DLJ and other items.

        For the three months ended March 31, 1995, pre-tax earnings for the Investment Services segment decreased by $6.0 million from the year-earlier period due to lower earnings for Equitable Real Estate. Total revenues declined by $4.2 million due to lower management fees at Equitable Real Estate. Total costs and expenses increased by $1.8 million for the three-month period of 1995 as compared to the first quarter of 1994 principally reflecting higher transaction costs.

        The following table summarizes results of operations by consolidated business unit.

                                                INVESTMENT SERVICES
                                      RESULTS OF OPERATIONS BY BUSINESS UNIT
                                                   (IN MILLIONS)
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      ---------------------
                                                                                      1995             1994
                                                                                      ----             ----
Earnings before Federal income taxes and cumulative effect of accounting change:
  Alliance(1)....................................................................   $  34.5           $ 32.2
  Equitable Real Estate..........................................................       5.7              8.7
  Consolidation/elimination(2)...................................................     (10.8)            (5.5)
                                                                                    -------           -------
Earnings before Federal Income Taxes and Cumulative Effect of
  Accounting Change..............................................................   $  29.4           $ 35.4
                                                                                    =======           =======

(1) Excludes $13.6 million and $11.4 million related to minority interest in Alliance for the three months ended March 31, 1995 and 1994, respectively, which are included in consolidation/elimination.

(2) Includes Equitable Life's share of DLJ's net earnings of $12.1 million and $12.8 million as well as interest expense of $4.8 million and $3.0 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the three months ended March 31, 1995 and 1994, respectively.

        Alliance's earnings from operations for the three months ended March 31, 1995 were $34.5 million, an increase of $2.3 million from the prior year's comparable period. Commissions and fees totaled $143.9 million for the first three months of 1995, a decrease of $3.8 million from the comparable period in 1994, due to lower distribution plan fees from lower mutual fund sales offset by increased investment advisory fees. Alliance's costs and expenses decreased $5.5 million to $110.9 million for the three months ended March 31, 1995 primarily due to decreases in employee compensation and benefits, distribution plan payments to financial intermediaries and other promotional expenditures offset by increases in rent and related costs. Distribution plan payments to financial intermediaries that distribute Alliance Mutual Funds decreased as a result of lower mutual fund asset levels, principally taxable fixed income mutual funds.

        Equitable Real Estate's earnings from operations were $5.7 million for the first three months of 1995, down $3.0 million from the preceding year's comparable period. First quarter 1994 results included a $4.8 million disposition fee on a property sold in that period.

        Fees From Assets Under Management - Though now accounted for on the equity basis, DLJ's fees and assets under management are included in their entirety in the table and discussion that follows. Third party clients continued to represent an important source of revenues and earnings.




                                         FEES AND ASSETS UNDER MANAGEMENT
                                                   (IN MILLIONS)
                                                                                                          AT OR FOR THE
                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                     ----------------------------
                                                                                                     1995                    1994
                                                                                                     ----                    ----
Fees:
  Equitable Life and the Holding Company .........................................                $   30.4                 $   29.5
  Third Party ....................................................................                   136.1                    129.2
                                                                                                  --------                 --------
Total ............................................................................                $  166.5                 $  158.7
                                                                                                  ========                 ========

Assets Under Management:
  Equitable Life and the Holding Company .........................................                  46,185                   53,205
  Third Party(1) .................................................................                 131,028                  131,059
                                                                                                  --------                 --------
Total ............................................................................                $177,213                 $184,264
                                                                                                  ========                 ========

(1) Includes $2.0 billion and $2.5 billion of performing mortgages at March 31, 1995 and 1994, respectively, under a special stand-by services contract with the RTC. Stand-by fees are received on the entire portfolio under the contract; servicing fees are earned only on those mortgages that are delinquent.

        Fees from assets under management increased for the three months ended March 31, 1995 from the prior year's comparable period principally as a result of growth in assets under management for third parties during 1994. Alliance's third party assets under management increased primarily due to market appreciation. This growth was more than offset by a decrease in third party assets at Equitable Real Estate due to loan repayments, asset sales and the expiration of RTC contracts.

GROUP PENSION

        The following table summarizes the results of operations for the Group Pension segment.

                                                   GROUP PENSION
                                                   (IN MILLIONS)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    ------------------------
                                                                                     1995               1994
                                                                                     ----               ----
Policy fees, premiums and other income...........................................   $  13.6           $ 13.0
Net investment income............................................................      71.6             75.9
Investment (losses) gains, net...................................................     (26.5)             3.9
                                                                                    -------           ------
Total revenues...................................................................      58.7             92.8

Total benefits and other deductions..............................................      70.4             91.1
                                                                                    -------           ------

(Loss) Earnings before Federal Income Taxes and Cumulative Effect of
  Accounting Change.............................................................    $ (11.7)          $  1.7
                                                                                    =======           ======

        The results for the Group Pension segment reflected a decrease of $13.4 million for the three months ended March 31, 1995 compared to the same period a year ago. This decrease was attributed to investment losses in 1995 as compared to investment gains in 1994 offset by higher policy risk charges and market value adjustments to participating policyholders' accounts that transferred to Separate Account annuity contracts. The $30.4 million decrease from $3.9 million of investment gains in the first quarter of 1994 to $26.5 million of losses in 1995 produced an earnings decline of approximately $18.9 million after reflecting the effect of pass-throughs to participating pension contractholders. The investment losses resulted principally from additions to asset valuation allowances on mortgage loans and equity real estate. Investment income for the three months ended March 31, 1995 decreased from the comparable period of the prior year due to a smaller asset base.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

        As of March 31, 1995, the amortized cost of the Company's fixed maturity portfolio was $17.40 billion (including $215.0 million for the discontinued GIC Segment) compared with an estimated fair value of $17.06 billion (including $214.4 million for the discontinued GIC Segment). The Company's fixed maturity investments identified as available for sale are carried at estimated fair value.

        As of March 31, 1995, net unrealized investment losses decreased shareholder's equity by $78.4 million, net of related deferred policy acquisition costs, deferred Federal income taxes and amounts attributable to participating pension contractholders and Closed Block policyholders.

        The following table reconciles the consolidated balance sheet asset amounts to the amounts of General Account Investment Assets.

                                 GENERAL ACCOUNT INVESTMENT ASSETS CARRYING VALUES
                                                  MARCH 31, 1995
                                                   (IN MILLIONS)
                                                                                                                           GENERAL
                                                          BALANCE       SEPARATE                                           ACCOUNT
                                                           SHEET         ACCOUNT          CLOSED                         INVESTMENT
BALANCE SHEET CAPTIONS:                                    TOTAL          NO. 43          BLOCK           OTHER(1)         ASSETS
- - - - -----------------------                                   -------       ---------         ------          --------       ----------
Fixed maturities:
  Held to maturity .............................        $ 5,086.0         $  --          $1,909.4         $(187.0)        $ 7,182.4
  Available for sale ...........................          8,338.8          197.4          1,402.4           (20.5)          9,959.1
Mortgage loans on real
  estate .......................................          3,805.4           21.2          1,477.7             0.1           5,304.2
Equity real estate .............................          4,450.6            --             183.8           (20.2)          4,654.6
Policy loans ...................................          1,854.7            --           1,821.7             --            3,676.4
Other equity investments .......................            658.2            --             167.2            13.2             812.2
Other invested assets ..........................          1,130.4           46.9             11.7           931.1             257.9
                                                        ---------         ------         --------         -------         ---------
  Total investments ............................         25,324.1          265.5          6,973.9           716.7          31,846.8
Cash and cash equivalents ......................            589.2            2.3            105.4           147.9             549.0
                                                        ---------         ------         --------         -------         ---------

Total ..........................................        $25,913.3         $267.8         $7,079.3         $ 864.6         $32,395.8
                                                        =========         ======         ========         =======         =========

(1) Assets listed in the "Other" category consist principally of assets held in portfolios other than the General Account (primarily the equity investment in DLJ) which are not managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at the General Account Investment Assets.

          The General Account Investment Asset presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

        Writedowns on fixed maturities were $8.5 million and $2.4 million for the three months ended March 31, 1995 and 1994, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the three months ended March 31, 1995 and 1994.





                                         GENERAL ACCOUNT INVESTMENT ASSETS
                                               VALUATION ALLOWANCES
                                                   (IN MILLIONS)

                                                                                                 EQUITY REAL
                                                                               MORTGAGES            ESTATE                 TOTAL
                                                                               ---------         -----------               -----
MARCH 31, 1995
Assets Outside of the Closed Block:
  Beginning balances .............................................              $ 64.2                $220.7                $284.9
  Additions ......................................................                16.0                   8.9                  24.9
  Deductions(1) ..................................................                (6.0)                 (3.2)                 (9.2)
                                                                                ------                ------                ------
Ending Balances ..................................................              $ 74.2                $226.4                $300.6
                                                                                ======                ======                ======

Closed Block:
Beginning balances ...............................................              $ 46.2                $  2.6                $ 48.8
Additions ........................................................                 2.6                    .8                   3.4
Deductions(1) ....................................................                (1.8)                  (.4)                 (2.2)
                                                                                ------                ------                ------
Ending Balances ..................................................              $ 47.0                $  3.0                $ 50.0
                                                                                ======                ======                ======

Total:
Beginning balances ...............................................              $110.4                $223.3                $333.7
Additions ........................................................                18.6                   9.7                  28.3
Deductions(1) ....................................................                (7.8)                 (3.6)                (11.4)
                                                                                ------                ------                ------
Ending Balances ..................................................              $121.2                $229.4                $350.6
                                                                                ======                ======                ======

MARCH 31, 1994
Total:
Beginning balances ...............................................              $216.6                $211.8                $428.4
Additions ........................................................                17.1                   3.0                  20.1
Deductions(1) ....................................................               (17.4)                 (7.0)                (24.4)
                                                                                ------                ------                ------
Ending Balances ..................................................              $216.3                $207.8                $424.1
                                                                                ======                ======                ======

(1)  Primarily reflected releases of allowances due to asset dispositions and writedowns.

GENERAL ACCOUNT INVESTMENT ASSETS BY CATEGORY

        The following table shows the amortized cost, valuation allowances and carrying value of the major categories of General Account Investment Assets at March 31, 1995 and carrying value at December 31, 1994.

                                         GENERAL ACCOUNT INVESTMENT ASSETS
                                               (DOLLARS IN MILLIONS)

                                                       MARCH 31, 1995                                     DECEMBER 31, 1994
                                         -----------------------------------------------------          --------------------------
                                                                                        % OF                               % OF
                                                                                        TOTAL                              TOTAL
                                         AMORTIZED       VALUATION     CARRYING       CARRYING           CARRYING        CARRYING
                                            COST        ALLOWANCES      VALUE           VALUE              VALUE          VALUE
                                         ---------      ----------      -------       --------           -------          -------
Fixed maturities(1) .............        $17,383.5         $ -        $17,141.5          52.9%           $16,329.1          51.3%
Mortgages .......................          5,425.4          121.2       5,304.2          16.4              5,582.9          17.6
Equity real estate ..............          4,884.0          229.4       4,654.6          14.4              4,654.7          14.6
Other equity
  investments ...................            812.2           -            812.2           2.5                846.1           2.7
Policy loans ....................          3,676.4           -          3,676.4          11.3              3,559.1          11.2
Cash and short-term
  investments(2) ................            806.9           -            806.9           2.5                824.2           2.6
                                         ---------         ------     ---------         ------           ---------         ------
Total ...........................        $32,988.4         $350.6     $32,395.8         100.0%           $31,796.1         100.0%
                                         =========         ======     =========         ======          ==========        ======

(1) Carrying values reflected unrealized losses of $242.0 million and $542.5 million in fixed maturities classified as available for sale at March 31, 1995 and December 31, 1994, respectively.








(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheets.

        Management has a policy of not investing substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. It is management's continuing objective to reduce the size of the equity real estate portfolio relative to total assets over the next several years depending on real estate market conditions. Management anticipates that reductions will depend on the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties. With respect to fixed maturities, management anticipates selective purchases of below investment grade fixed maturities, primarily public securities.

INVESTMENT RESULTS OF GENERAL ACCOUNT INVESTMENT ASSETS

                                      INVESTMENT RESULTS BY ASSET CATEGORY(1)
                                               (DOLLARS IN MILLIONS)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------------------------------------------
                                                                           1995                                       1994
                                                                 --------------------------               ------------------------
                                                                    (1)                                     (1)
                                                                   YIELD             AMOUNT                YIELD            AMOUNT
                                                                   -----             ------                -----            ------
FIXED MATURITIES:
  Income ..........................................                8.05%            $   344.5              7.91%         $   324.2
  Investment
    Gains/(Losses) ................................               -0.22%                 (9.1)             0.10%               3.9
                                                                 -------            ---------             ------         ---------
  Total ...........................................                7.83%            $   335.4              8.01%         $   328.1
  Ending Assets ...................................                                 $17,383.5                            $16,306.9
MORTGAGES:
  Income ..........................................                8.60%            $   117.0              8.76%         $   136.2
  Investment
    Gains/(Losses) ................................               -0.64%                 (8.7)            -1.33%             (20.7)
                                                                 -------            ---------             ------         ---------
  Total ...........................................                7.96%            $   108.3              7.43%         $   115.5
  Ending Assets ...................................                                 $ 5,304.2                            $ 6,135.2
EQUITY REAL ESTATE
  ESTATE (2):
  Income ..........................................                2.97%            $    27.6              2.40%         $    21.4
  Investment
    Gains/(Losses) ................................               -0.27%                 (2.5)             0.18%               1.6
                                                                 -------            ---------             ------         ---------
  Total ...........................................                2.70%            $    25.1              2.58%         $    23.0
  Ending Assets ...................................                                 $ 3,722.7                            $ 3,551.5
OTHER EQUITY INVESTMENTS:
  Income ..........................................               11.82%            $    24.5             10.13%         $    26.7
  Investment
    Gains/(Losses) ................................                1.59%                  3.3              7.56%              19.9
                                                                 -------            ---------             ------         ---------
  Total ...........................................               13.41%            $    27.8             17.69%         $    46.6
  Ending Assets ...................................                                 $   812.2                            $ 1,048.5
POLICY LOANS:
  Income ..........................................                6.78%            $    61.3              6.68%         $    57.3
  Ending Assets ...................................                                 $ 3,676.4                            $ 3,437.5
CASH AND SHORT-TERM
  INVESTMENTS:
  Income ..........................................                7.90%            $    16.1              7.82%         $    10.0
  Ending Assets ...................................                                 $   806.9                            $   476.6
TOTAL:
  Income ..........................................                7.49%            $   591.0              7.39%         $   575.8
  Investment
    Gains/(Losses) ................................               -0.21%                (17.0)             0.06%               4.7
                                                                 -------            ---------             ------         ---------
  Total(3) ........................................                7.28%            $   574.0              7.45%         $   580.5
  Ending Assets ...................................                                 $31,705.9                            $30,956.2

(1) Yields have been annualized and were calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.








(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $931.9 million and $974.9 million as of March 31, 1995 and 1994, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $13.4 million and $9.4 million for the three months ended March 31, 1995 and 1994, respectively.

(3) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 6.98% and 7.17% for the three months ended March 31, 1995 and 1994, respectively.

        For the three months ended March 31, 1995, General Account investment results were down $6.5 million or 1.1% from the year-earlier period. On an annualized basis, the investment yield decreased to 7.28% from 7.45%. The decline was due to investment losses as compared to modest gains in the prior year's comparable period, which more than offset the improvement in investment income. Investment income increased by $15.2 million or 2.6%, resulting in an increase in the annualized income yield to 7.49% from 7.39%. Additions to asset valuation allowances and writedowns of fixed maturities were $36.8 million in the three months ended March 31, 1995 compared to $22.5 million in the three months ended March 31, 1994.

        Total investment results for fixed maturities increased $7.3 million or 2.2% for the three months ended March 31, 1995 compared to the year-earlier period. Investment income increased by $20.3 million reflecting a higher asset base, primarily from the reinvestment of nearly all available funds into fixed maturities, as well as higher coupon rates. Investment losses were $9.1 million for the three months ended March 31, 1995 compared to the year-earlier gains of $3.9 million. Writedowns on fixed maturities were $8.5 million in the first three months of 1995 as compared to $2.4 million in the comparable period of 1994. Total investment results on mortgages declined by $7.2 million or 6.2% in the three months ended March 31, 1995 compared to the same period a year ago largely due to lower investment income attributable to a lower asset base. Equity real estate investment results were $2.1 million higher during the three months ended March 31, 1995 than the year-earlier period. During the first quarter of 1995, equity real estate with amortized costs of $35.4 million was sold with realized gains of $7.3 million. The lower results for other equity investments reflect the reduced level of capital gains on disposition of common stocks.

        FIXED MATURITIES. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 68.0%, 31.2% and 0.8%, respectively, of the amortized cost of this asset category at March 31, 1995.

                                        FIXED MATURITIES BY CREDIT QUALITY
                                               (DOLLARS IN MILLIONS)

                                         MARCH 31, 1995                       DECEMBER 31, 1994
                               ------------------------------------   -------------------------------------
               RATING AGENCY
  NAIC          EQUIVALENT        AMORTIZED      % OF    ESTIMATED       AMORTIZED      % OF      ESTIMATED
 RATING         DESIGNATION         COST        TOTAL   FAIR VALUE         COST        TOTAL     FAIR VALUE
 ------        -------------      ---------     -----   ----------       --------      ------    ----------
   1-2     Aaa/Aa/A and Baa ...  $15,239.7(1)   87.7%    $15,000.6     $14,835.9(1)      87.9%     $14,129.1
   3-6     Ba and lower .......    2,007.8(2)   11.5       1,906.8       1,898.8(2)      11.3        1,742.3
                                 ---------     -----     ---------     ---------        -----      ---------
Subtotal ......................   17,247.5      99.2      16,907.4      16,734.7         99.2       15,871.4
Redeemable preferred stock
  and other ...................      136.0       0.8         123.3         136.9          0.8          120.2
                                 ---------     -----     ---------     ---------        -----      ---------
Total .........................  $17,383.5     100.0%    $17,030.7     $16,871.6        100.0%     $15,991.6
                                 =========     =====     =========     =========        ======     =========

(1)  Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

(2)  Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

        At March 31, 1995, the Company held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.25 billion, including $2.03 billion in publicly traded CMOs. About 82% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 57.3% of the public CMO holdings were in planned amortization class ("PAC") bonds. At March 31, 1995, interest only ("IO") strips amounted to $11.3 million at amortized cost. There were no holdings of principal only ("PO") strips at that date. In addition, at March 31, 1995, the Company held $1.18 billion of mortgage pass through securities (GNMA, FNMA or FHLMC securities) and also held $747.8 million of Aaa rated asset backed securities, primarily backed by credit card or car loan receivables. IOs and mortgage pass through securities are classified as available for sale and are carried at estimated fair value.

        The amount of problem fixed maturities decreased from December 31, 1994 to March 31, 1995 largely due to asset sales. Potential problems increased as new information on specific loans led management to have serious concerns as to the ability of those borrowers to comply with the present loan payment terms.

                                                 FIXED MATURITIES
                                  PROBLEMS, POTENTIAL PROBLEMS AND RESTRUCTUREDS
                                                  AMORTIZED COST
                                                   (IN MILLIONS)

                                                                              MARCH 31,           DECEMBER 31,
                                                                                1995                 1994
                                                                             ----------           -----------
FIXED MATURITIES..........................................................   $  17,383.5          $  16,871.6
Problem fixed maturities..................................................          81.0                 94.9
Potential problem fixed maturities........................................         162.1                 96.2
Restructured fixed maturities(1)..........................................          39.4                 38.2

(1) Excludes restructured fixed maturities of $15.7 million and $24.0 million that are shown as problems at March 31, 1995 and December 31, 1994, respectively, and excludes $4.8 million of restructured fixed maturities that are shown as potential problems at December 31, 1994, respectively.

        MORTGAGES. Mortgages consist of commercial, agricultural and residential loans. At March 31, 1995, commercial mortgages totaled $3.76 billion (69.4% of the amortized cost of the category), agricultural loans were $1.60 billion (29.4%) and residential loans were $63.7 million (1.2%).

                                                     MORTGAGES
                                  PROBLEMS, POTENTIAL PROBLEMS AND RESTRUCTUREDS
                                                  AMORTIZED COST
                                               (DOLLARS IN MILLIONS)

                                                                                              MARCH 31,               DECEMBER 31,
                                                                                                1995                     1994
                                                                                              ---------               ------------
COMMERCIAL MORTGAGES ...........................................................              $3,763.6                  $4,007.4
Problem commercial mortgages ...................................................                 262.6                     107.0
Potential problem commercial mortgages .........................................                 162.3                     349.4
Restructured commercial mortgages(1) ...........................................                 465.6                     459.4

VALUATION ALLOWANCES ...........................................................              $  117.2                  $  106.4
  As a percent of Commercial Mortgages .........................................                   3.1%                      2.7%
  As a percent of Problem Commercial Mortgages .................................                  44.6%                     99.4%
  As a percent of Problem and Potential Problem
    Commercial Mortgages .......................................................                  27.6%                     23.3%
  As a percent of Problem, Potential Problem and
    Restructured Commercial Mortgages ..........................................                  13.2%                     11.6%

AGRICULTURAL MORTGAGES .........................................................              $1,598.1                  $1,618.5
Problem agricultural mortgages .................................................                  90.8                      17.5
Potential problem agricultural mortgages .......................................                   0.0                      68.2
Restructured agricultural mortgages ............................................                   1.4                       1.4

VALUATION ALLOWANCES ...........................................................              $    4.0                  $    4.0

(1) Excludes restructured commercial mortgages of $159.0 million and $1.7 million that are shown as problems at March 31, 1995 and December 31, 1994, respectively, and excludes $18.9 million and $180.9 million of restructured commercial mortgages that are shown as potential problems at March 31, 1995 and December 31, 1994, respectively.

        Problem commercial mortgages increased from December 31, 1994 to March 31, 1995, primarily due to a mortgage loan package previously classified in the potential problem mortgage category which became delinquent. During the three months ended March 31, 1995, the amortized cost of foreclosed commercial mortgages totaled $3.2 million. At the time of foreclosure, reductions in amortized cost for these mortgages reflecting the writedown of these properties to estimated fair value totaled $0.6 million.

        The original weighted coupon rate on the $465.6 million of restructured mortgages was 9.9%. As a result of these restructurings, the restructured weighted coupon rate was 8.7% and the restructured weighted cash payment rate was 6.5%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the three months ended March 31, 1995 was $1.2 million.

        The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                                                                        MARCH 31, 1995
                                                                                               ---------------------------------
                                                                                                       (DOLLAR IN MILLIONS)

                                                                                                AMORTIZED                  % OF
                                                                                                  COST                     TOTAL
                                                                                                -----------                -----
PROBLEM COMMERCIAL MORTGAGES
PROPERTY TYPE:
Industrial .....................................................................                  $157.7                    60.0%
Office .........................................................................                    82.7                    31.5
Retail .........................................................................                    12.1                     4.6
Land ...........................................................................                     7.6                     2.9
Apartment ......................................................................                     2.5                     1.0
                                                                                                  ------                   ------
Total ..........................................................................                  $262.6                   100.0%
                                                                                                  ======                   ======
STATE:
Texas ..........................................................................                  $157.4                    59.9%
Connecticut ....................................................................                    41.0                    15.6
Maryland .......................................................................                    21.6                     8.2
Virginia .......................................................................                    15.4                     5.9
Other (no state larger than 5.0%) ..............................................                    27.2                    10.4
                                                                                                  ------                   ------
Total ..........................................................................                  $262.6                   100.0%
                                                                                                  ======                   ======

POTENTIAL PROBLEM COMMERCIAL MORTGAGES
PROPERTY TYPE:
Office .........................................................................                  $ 78.9                    48.6%
Retail .........................................................................                    55.2                    34.0
Hotel ..........................................................................                    27.4                    16.9
Apartment ......................................................................                     0.8                     0.5
                                                                                                  ------                   ------
Total ..........................................................................                  $162.3                   100.0%
                                                                                                  ======                   ======

STATE:
South Carolina .................................................................                  $ 31.5                    19.4%
New York .......................................................................                    28.9                    17.8
Virginia .......................................................................                    23.5                    14.5
Texas ..........................................................................                    22.9                    14.1
Washington .....................................................................                    16.2                    10.0
Georgia ........................................................................                    15.3                     9.4
Other (no state larger than 5.0%) ..............................................                    24.0                    14.8
                                                                                                  ------                   ------
Total ..........................................................................                  $162.3                   100.0%
                                                                                                  ======                   ======

        Equitable Life adopted SFAS No. 114 effective January 1, 1995. At March 31, 1995, management identified $468.5 million of impaired loans. The provision for losses for these impaired mortgage loans was $109.1 million at March 31, 1995. Income accrued on these loans in the first quarter of 1995 was $8.2 million, including cash received of $7.3 million.

        For the three months ended March 31, 1995, scheduled principal amortization payments and prepayments on commercial mortgage loans aggregated $137.5 million. In addition, for the three months ended March 31, 1995, $198.6 million of commercial mortgage loan maturity payments were scheduled, of which $118.5 million were paid as due. Of the amount not paid, $70.9 million were granted short term extensions of up to three months, $4.9 million were delinquent or in default for non-payment of principal and $4.3 million were extended for a weighted average of 2.0 years at a weighted average interest rate of 8.8%. There were no foreclosures of maturing loans.

        EQUITY REAL ESTATE. As of March 31, 1995, on the basis of amortized cost, the equity real estate category included $3.54 billion (or 72.4%) acquired as investment real estate and $1.35 billion (or 27.6%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

        At March 31, 1995, the vacancy rate for the Company's office properties was 15.7% in total, with a vacancy rate of 12.3% for properties acquired as investment real estate and 24.4% for properties acquired through foreclosure. The national commercial office vacancy rate was 15.5% (as of December 31, 1994) as measured by CB Commercial.


LIQUIDITY AND CAPITAL RESOURCES

        Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in July 1997. Equitable Life uses this program from time to time in its liquidity management. At March 31, 1995, no amounts were outstanding under the commercial paper program or the revolving credit facility.

CONSOLIDATED CASH FLOWS

        The net cash provided by operating activities was $226.4 million for the three months ended March 31, 1995 compared to net cash used by operating activities of $289.0 million for the three months ended March 31, 1994.

        Net cash provided by investing activities was $773.9 million for the three months ended March 31, 1995 as compared to $395.2 million for the same period in 1994. The first three months of 1995's cash provided by investing activities was primarily attributed to the $1.16 billion decrease in loans to the GIC Segment. In January 1995, the GIC Segment partially repaid borrowings from continuing operations. Investment purchases exceeded sales, maturities and repayments by approximately $130.2 million, partially offsetting the effect of the GIC repayment. In the comparable period of 1994, net cash provided by investing activities was principally attributable to sales, maturities and repayments of investments exceeding purchases by $406.1 million.

        Net cash used by financing activities was $1.10 billion for the three months ended March 31, 1995 as compared to $99.8 million for the corresponding period in 1994. Net cash used by financing activities during the first quarter of 1995 resulted primarily from the $1.22 billion decrease in the amount due to the discontinued GIC Segment. Early in 1995, continuing operations settled its obligation to fund the accumulated deficit of the GIC Segment by transferring $1.22 billion in cash. This decrease was offset by deposits to General Account policyholders' account balances exceeding withdrawals by approximately $69.5 million. Net cash was used by financing activities during the first quarter of 1994 principally due to withdrawals from policyholders' account balances exceeding deposits by $213.6 million offset by increased short-term financings of $120.8 million.

        The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first three months of 1995 of $104.4 million to $589.2 million.

PART II      OTHER INFORMATION

ITEM 4.      LEGAL PROCEEDINGS.

             None, except as reported in the Registrant's Form 10-K for December 31, 1994


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

                (a) Exhibits

                    None

                (b) Reports on Form 8-K

                    None

                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Equitable Life Assurance Society of the
                                                 United States
                                   ---------------------------------------------
                                                   (Registrant)




Date:           May 10, 1995                         /s/ Jerry M. de St. Paer
     -----------------------               ------------------------------------
                                                  Executive Vice President and
                                                     Chief Financial Officer




Date:           May 10, 1995                        /s/ Alvin H. Fenichel
     -----------------------               ------------------------------------
                                           Senior Vice President and Controller