Form 10-Q
period 1995-06-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1995-08-11
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995                Commission File No. 0-25280
- ------------------------------------------------------------------------------


           THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
             (Exact name of registrant as specified in its charter)


 New York                                                     13-5570651
- ------------------------------------------------------------------------------
 State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 787 Seventh Avenue, New York, New York                          10019
- ------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code             (212) 554-1234
                                                        ----------------------


                                    None
- ------------------------------------------------------------------------------
         (Former name, former address, and former fiscal year if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No
                                                                 ---       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           Shares Outstanding
            Class                                           at August 9, 1995
- ---------------------------------------------------     ----------------------
Common Stock, $1.25 par value                                   2,000,000

           THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995

                               TABLE OF CONTENTS



                                                                          Page #


PART I       FINANCIAL INFORMATION

Item 1:      Unaudited Consolidated Financial Statements
             o    Consolidated Balance Sheets as of June 30, 1995 and
                   December 31, 1994..................................       3
             o    Consolidated Statements of Earnings for the Three Months
                  and Six Months Ended Ended June 30, 1995 and
                  1994................................................       4
             o    Consolidated Statements of Shareholder's Equity for
                  the Six Months Ended June 30, 1995 and 1994 ........       5
             o    Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1995 and 1994.................       6
             o    Notes to Consolidated Financial Statements..........       7

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................      13

PART II           OTHER INFORMATION

Item 1:           Legal Proceedings .................................       30

Item 6:           Exhibits and Reports on Form 8-K...................       30

     SIGNATURES .........................................................   31

     PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                          CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                                                  June 30,             December 31,
                                                                                    1995                  1994
                                                                               ----------------     ----------------
                                                                                          (In Millions)
ASSETS
Investments:
Fixed maturities:
Held to maturity, at amortized cost.......................................    $    4,946.7         $    5,223.0
Available for sale, at estimated fair value...............................         9,577.9              7,586.0
Mortgage loans on real estate...............................................       3,691.6              4,018.0
Equity real estate..........................................................       4,412.8              4,446.4
Policy loans................................................................       1,885.9              1,731.2
Investment in and loans to affiliates.......................................         579.8                678.5
Other equity investments....................................................         644.2                560.2
Other invested assets.......................................................         651.2                489.3
                                                                              ----------------     ----------------
Total investments.......................................................          26,390.1             24,732.6
Cash and cash equivalents..............................................              731.0                693.6
Deferred policy acquisition costs......................................            3,093.0              3,221.1
Amounts due from discontinued GIC Segment..............................            2,168.6              2,108.6
Other assets...........................................................            2,150.6              2,078.6
Closed Block assets....................................................            8,333.7              8,105.5
Separate Accounts assets...............................................           22,627.2             20,469.5
                                                                              ----------------     ----------------

Total Assets...........................................................         $ 65,494.2           $ 61,409.5
                                                                              ================     ================

LIABILITIES
Policyholders' account balances........................................           21,780.6             21,238.0
Future policy benefits and other policyholders' liabilities............            3,945.2              3,840.8
Short-term and long-term debt..........................................            1,547.5              1,337.4
Other liabilities......................................................            2,766.5              2,300.1
Closed Block liabilities...............................................            9,262.5              9,069.5
Separate Accounts liabilities..........................................           22,585.0             20,429.3
                                                                              ----------------     ----------------
      Total liabilities.......................................................    61,887.3             58,215.1
                                                                              ----------------     ----------------

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding......................................................         2.5                  2.5
Capital in excess of par value................................................     2,913.6              2,913.6
Retained earnings.............................................................       637.3                484.0
Net unrealized investment gains (losses)......................................        56.2               (203.0)
Minimum pension liability.....................................................        (2.7)                (2.7)
                                                                              ----------------     ----------------
      Total shareholder's equity..............................................    3,606.9              3,194.4
                                                                              ----------------     ----------------

Total Liabilities and Shareholder's Equity.............................        $ 65,494.2           $ 61,409.5
                                                                              ================     ================

                   See Notes to Consolidated Financial Statements.

          THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                -----------------------------------    -----------------------------------
                                                        1995               1994                1995               1994
                                                ----------------   ----------------    ---------------    ----------------
                                                                                 (In Millions)
 REVENUES
 Universal life and investment-type
  product policy fee income.....................  $  187.6         $     177.5          $   376.9         $    354.0
 Premiums.......................................     164.1               148.1              312.5              303.3
 Net investment income..........................     534.0               510.2            1,055.1            1.015.2
 Investment gains, net..........................     3 1.8                 5.7               18.9               20.3
 Commissions, fees and other income.............     212.2               198.0              412.5              414.7
 Contribution from the Closed Block.............      28.7                35.5               57.2               74.9
                                                ----------------   ----------------    ---------------    ----------------
      Total revenues............................   1,158.4             1,075.0            2,233.1            2,182.4
                                                ----------------   ----------------    ---------------    ----------------

 BENEFITS AND OTHER DEDUCTIONS
 Interest credited to policyholders' account
  balances......................................     309.6               296.9              604.7              600.8
 Policyholders' benefits........................     274.2               214.6              520.7              463.3
 Other operating costs and expenses.............     442.9               467.9              898.4              939.2
                                                ----------------   ----------------    ---------------    ----------------
      Total benefits and other deductions......    1,026.7               979.4            2,023.8            2,003.3
                                                ----------------   ----------------    ---------------    ----------------

 Earnings before Federal income taxes and
  cumulative effect of accounting change........     131.7                95.6              209.3              179.1
 Federal income taxes...........................      37.4                27.2               56.0               46.7
                                                ----------------   ----------------    ---------------    ----------------
 Earnings before cumulative effect of
  accounting change.............................      94.3                68.4              153.3              132.4
 Cumulative effect of accounting change,
  net of Federal income taxes...................     -                   -                  -                  (27.1)
                                                ----------------   ----------------    ---------------    ----------------

 Net Earnings.................................     $  94.3           $    68.4           $  153.3           $  105.3
                                                ================   ================    ===============    ================


                   See Notes to Consolidated Financial Statements.

             THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                               (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                ----------------------------------
                                                                                     1995               1994
                                                                                --------------     --------------
                                                                                           (In Millions)
  Common stock, at par value, beginning of year and end of period..............   $    2.5           $     2.5
                                                                                --------------     --------------

  Capital in excess of par value, beginning of year and end of period..........    2,913.6             2,613.6
                                                                                --------------     --------------

  Retained earnings, beginning of year.........................................      484.0               217.5
  Net earnings.................................................................      153.3               105.3
                                                                                --------------     --------------
  Retained earnings, end of period.............................................      637.3               322.8
                                                                                --------------     --------------

  Net unrealized investment (losses) gains, beginning of year..................     (203.0)              132.0
  Change in net unrealized investment gains (losses)...........................      259.2              (214.8)
                                                                                --------------     --------------
  Net unrealized investment gains (losses), end of period......................       56.2               (82.8)
                                                                                --------------     --------------

  Minimum pension liability, beginning of year.................................       (2.7)              (15.0)
  Change in minimum pension liability..........................................      -                     (.3)
                                                                                --------------     --------------
  Minimum pension liability, end of period.....................................       (2.7)              (15.3)
                                                                                --------------     --------------

  Total Shareholder's Equity, End of Period....................................   $3,606.9            $2.840.8
                                                                                ==============     ==============

               See Notes to Consolidated Financial Statements.

             THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                -----------------------------------
                                                                                      1995               1994
                                                                                ---------------    ----------------
                                                                                           (In Millions)
  Net earnings.................................................................   $   153.3           $  105.3
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Investment gains, net.......................................................        (18.9)             (20.6)
  Change in amounts due from discontinued GIC Segment.........................       -                    28.6
  General Account policy charges..............................................       (379.1)            (353.3)
  Interest credited to policyholders' account balances........................        604.7              600.8
  Changes in Closed Block assets and liabilities, net.........................        (35.2)             (47.2)
  Other, net..................................................................        335.8             (195.2)
                                                                                ---------------    ----------------

  Net cash provided by operating activities................................           660.6              118.4
                                                                                ---------------    ----------------

  Cash flows from investing activities:
   Maturities and repayments.....................................................     848.3              877.5
   Sales.........................................................................   3,748.4            3,884.5
   Return of capital from joint ventures and limited partnerships................      20.9               11.4
   Purchases.....................................................................  (5,053.0)          (4,235.4)
   Decrease (increase) in loans to discontinued GIC Segment......................   1,155.4              (40.0)
   Other, net....................................................................    (369.5)             (31.9)
                                                                                ---------------    ----------------

  Net cash provided by investing activities...................................        350.5              466.1
                                                                                ---------------    ----------------

  Cash flows from financing activities: Policyholders' account balances:
    Deposits....................................................................    1,535.1            1,029.2
    Withdrawals.................................................................   (1,495.5)          (1,496.8)
  Net increase in short-term financings.........................................      207.3                7.7
  Additions to long-term debt...................................................       -                   5.6
  Repayments of long-term debt..................................................       (5.2)              (5.6)
  Payment of obligation to fund accumulated deficit of discontinued
    GIC Segment.................................................................   (1,215.4)               -
                                                                                ---------------    ----------------

  Net cash used by financing activities.....................................         (973.7)            (459.9)
                                                                                ---------------    ----------------

  Change in cash and cash equivalents.......................................           37.4              124.6
  Cash and cash equivalents, beginning of year..............................          693.6              593.4
                                                                                ---------------    ----------------

 Cash and Cash Equivalents, End of Period...................................    $     731.0         $    718.0
                                                                                ===============    ================
 Supplemental cash flow information
  Interest Paid..............................................................   $      38.2         $     30.5
                                                                                ===============    ================
  Income Taxes Paid............................................................ $    -              $    138.9
                                                                                ===============    ================

             See Notes to Consolidated Financial Statements.

             THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1)  BASIS OF PRESENTATION

   The accompanying consolidated financial statements are prepared in conformity with GAAP and reflect, in the opinion of the Company's management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and results of operations of the Company. Such statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

   Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)    ACCOUNTING CHANGES AND PRONOUNCEMENTS

     In the first quarter of 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 applies to all creditors and addresses the accounting for impairment of a loan by specifying how allowances for credit losses should be determined. SFAS No. 114 also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. Impaired loans within the scope of SFAS No. 114 are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company provides for impairment of loans through allowances for possible losses. The adoption of this statement did not have a material effect on the level of these allowances or on the Company's consolidated statements of earnings and shareholder's equity.

     In the fourth quarter of 1994 (effective as of January 1, 1994), the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the obligation for the estimated cost of providing postemployment benefits. The Company's consolidated financial statements for the six months ended June 30, 1994 have been restated for the adoption of SFAS No. 112 to reflect a charge of $27.1 million, net of Federal income tax benefit of $14.6 million, for the cumulative effect of initially applying the statement as of January 1, 1994.

     In January 1995, the FASB issued SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which permits stock life insurance companies with participating life contracts to account for those contracts in accordance with Statement of Position No. 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises". Additionally, in March 1995, the FASB issued SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles being held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Management has not yet determined whether the Company will adopt SFAS No. 120 nor the timing or effect of adopting SFAS No. 121.

 3)         FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 4)         INVESTMENTS

       Investment valuation allowances and changes thereto are shown below:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                          -----------------------------------
                                                                                  1995               1994
                                                                          ----------------    ---------------
                                                                                       (In Millions)
      Balances, beginning of year.......................................     $     284.9         $     355.6
      Additions charged to income.......................................            47.2                30.6
      Deductions for writedowns and asset dispositions..................           (36.3)              (33.6)
                                                                          ----------------    ---------------
      Balances, End of Period...........................................     $     295.8         $     352.6
                                                                          ================    ===============

      Balances, end of period comprise:
       Mortgage loans on real estate....................................    $       55.8         $     131.4
       Equity real estate...............................................           240.0               221.2
                                                                          ----------------    ---------------
  Total.................................................................    $      295.8         $     352.6
                                                                          ================    ===============

     For the three months and six months ended June 30, 1995 and 1994, investment income is shown net of investment expenses of $110.4 million, $210.8 million, $100.8 million and $208.2 million, respectively.

     As of June 30, 1995 and December 31, 1994, fixed maturities in the held to maturity portfolio had estimated fair values of $5,243.7 million and $5,016.9 million, fixed maturities classified as available for sale had amortized costs of $9,475.3 million and $8,044.3 million. Other equity investments included equity securities with carrying values of $126.8 million and $134.1 million and costs of $113.2 million and $126.4 million as of June 30, 1995 and December 31, 1994, respectively.

     For the six months ended June 30, 1995 and 1994, proceeds received on sales of fixed maturities classified as available for sale amounted to $3,630.3 million and $3,728.4 million, respectively. Gross gains of $90.1 million and $28.5 million and gross losses of $41.5 million and $26.1 million were realized on these sales for the six months ended June 30, 1995 and 1994, respectively. The increase in unrealized investment gains related to fixed maturities classified as available for sale for the six months ended June 30, 1995 amounted to $564.0 million.

     During the six months ended June 30, 1995, one security classified as held to maturity was sold and nine securities classified as held to maturity were transferred to the available for sale portfolio. All actions were taken as a result of a significant deterioration in creditworthiness. The amortized cost of the security sold was $4.2 million. The aggregate amortized cost of the securities transferred was $71.0 million with gross unrealized investment losses of $5.3 million transferred to equity.

       Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                            June 30, 1995
                                                                                            -----------------
                                                                                            (In Millions)
      Impaired mortgage loans with provision for losses...................................    $      184.1
      Impaired mortgage loans with no provision for losses................................           112.7
                                                                                            -----------------
      Recorded investment in impaired mortgage loans......................................           296.8
      Provision for losses................................................................           (47.6)
                                                                                            -----------------
      Net Impaired Mortgage Loans.........................................................    $      249.2
                                                                                            =================

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

     During the six months ended June 30, 1995, the Company's average recorded investment in impaired mortgage loans was $317.1 million. Interest income recognized on these impaired mortgage loans totaled $10.1 million for the six months ended June 30, 1995, including $7.6 million recognized on a cash basis.

 5)          BUSINESS SEGMENT INFORMATION

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                           -------------------------------    -------------------------------
                                                  1995             1994              1995             1994
                                           --------------   --------------    --------------   --------------
                                                                      (In Millions)
      Revenues
      Individual insurance and annuities.    $     850.2        $    764.6       $  1,646.8    $     1,547.7
      Group pension......................           76.3              90.3            135.0            183.1
      Attributed insurance capital.......           14.0              16.9             28.6             37.3
                                           --------------   --------------    --------------   --------------
      Insurance operations...............          940.5             871.8          1,810.4          1,768.1
      Investment services................          225.5             210.3            437.4            426.4
      Consolidation/elimination..........           (7.6)             (7.1)           (14.7)           (12.1)
                                           --------------   --------------    --------------   --------------
      Total..............................    $   1,158.4       $   1,075.0       $  2,233.1     $    2,182.4
                                           ==============   ==============    ==============   ==============

      Earnings (Loss) Before Federal
      Income Taxes and Cumulative
      Effect of Accounting Change
      Individual insurance and annuities.          92.7               67.8            151.6            130.7
      Group pension......................           (.1)               3.2            (11.8)             4.9
      Attributed insurance capital.......           5.7               23.5             12.6             35.4
                                           --------------   --------------    --------------   --------------
      Insurance operations ..............          98.3               94.5            152.4            171.0
      Investment services................          40.1               29.6             69.5             65.0
                                           --------------   --------------    --------------   --------------
      Subtotal...........................         138.4              124.1            221.9            236.0
      Corporate interest expense.........          (6.7)             (28.5)           (12.6)           (56.9)
                                           --------------   --------------    --------------   --------------
      Total..............................     $   131.7          $    95.6       $    209.3        $   179.1
                                           ==============   ==============    ==============   ==============


                                                                              June 30,        December 31,
                                                                                1995               1994
                                                                          ----------------    ---------------
                                                                                     (In Millions)
  Assets
  Individual insurance and annuities....................................      $  47,321.4        $  44,063.4
  Group pension.........................................................          4,105.6            4,222.8
  Attributed insurance capital..........................................          1,755.2            2,609.8
                                                                          ----------------    ---------------
  Insurance operations..................................................         53,182.2           50,896.0
  Investment services...................................................         12,788.0           12,127.9
  Consolidation/elimination.............................................           (476.0)          (1,614.4)
                                                                          ----------------    ---------------
  Total.................................................................      $  65,494.2        $  61,409.5
                                                                          ================    ===============

   6)    DISCONTINUED OPERATIONS

    Summarized financial information of the discontinued GIC Segment is as follows:

                                                                              June 30,          December 31,
                                                                                1995               1994
                                                                          ----------------    ---------------
                                                                                       (In Millions)
      Assets
      Mortgage loans on real estate.....................................      $   1,591.6        $   1,730.5
      Equity real estate................................................          1,186.7            1,194.8
      Other invested assets.............................................            875.7              978.8
      Other assets......................................................            534.3              529.5
                                                                          ----------------    ---------------
      Total Assets......................................................      $   4,188.3        $   4,433.6
                                                                          ================    ===============

      Liabilities
      Policyholders' liabilities........................................      $   1,677.8        $   1,924.0
      Allowance for future losses.......................................            147.5              185.6
      Amounts due to continuing operations..............................          2,168.6            2,108.6
      Other liabilities.................................................            194.4              215.4
                                                                          ----------------    ---------------
      Total Liabilities.................................................     $    4,188.3        $   4,433.6
                                                                          ================    ===============

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                           -------------------------------    -------------------------------
                                                  1995             1994              1995             1994
                                           --------------   --------------    --------------   --------------
                                                                    (In Millions)
 Revenues
 Investment income (net of investment
  expenses of $38.1, $40.1, $72.3 and
  $82.3)...................................  $  68.9           $  93.4          $  144.4           $ 194.4
 Investment (losses) gains, net.........        (5.7)             13.0             (18.9)             (5.4)
 Policy fees, premiums and other
  income, net..............................       .4               (.2)               .5               (.1)
                                           --------------   ---------------   --------------   --------------
 Total revenues.........................        63.6             106.2             126.0             188.9
 Benefits and Other Deductions..........        90.2             106.5             172.2             217.5
                                           --------------   ---------------   ------------   ---------------
 Losses Charged to Allowance for
  Future Losses............................  $ (26.6)          $   (.3)         $  (46.2)         $  (28.6)
                                           ==============   ==============    ==============   ==============

    Amounts due to continuing operations at June 30, 1995 consist of $2,168.6 million the discontinued GIC Segment has borrowed from continuing operations. Amounts due to continuing operations at December 31, 1994 consisted of $3,324.0 million borrowed by the GIC Segment from continuing operations, offset by $1,215.4 million representing an obligation of continuing operations to provide assets to fund the accumulated deficit of the GIC Segment. In January 1995, continuing operations transferred
    $1,215.4 million in cash to the GIC Segment in settlement of its obligation. Subsequently, the GIC Segment remitted $1,155.4 million in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions.

    Investment valuation allowances amounted to $51.9 million on mortgage loans and $80.1 million on equity real estate for an aggregate of $132.0 million at June 30, 1995. At December 31, 1994, valuation allowances amounted to $50.2 million on mortgage loans and $74.7 million on equity real estate for an aggregate of $124.9 million.

    Allowances for future losses are based upon management's best judgment and there is no assurance ultimate losses will not differ.

    Investment  income includes $22.1 million and $44.1 million of interest on amounts due from continuing operations for the three months and the six months ended June 30, 1994. Benefits and other deductions includes $35.7 million, $71.4 million, $48.2 million and $96.5 million of interest expense related to amounts borrowed from continuing operations for the three months and the six months ended June 30, 1995 and 1994, respectively.

 7)         CLOSED BLOCK

    Summarized financial information of the Closed Block is as follows:

                                                                               June 30,        December 31,
                                                                                 1995               1994
                                                                            ----------------    ---------------
                                                                                         (In Millions)
  Assets
  Fixed maturities:
  Held to maturity, at amortized cost (estimated fair value of
    $1,902.3 and $1,785.0)................................................    $   1,865.7         $  1,927.8
  Available for sale, at estimated fair value (amortized cost of
    $1,650.7 and $1,270.3)................................................        1,717.5            1,197.0
  Mortgage loans on real estate...........................................        1,474.2            1,543.7
  Policy loans............................................................        1,809.2            1,827.9
  Cash and other invested assets..........................................          374.1              442.5
  Deferred policy acquisition costs.......................................          851.1              878.1
  Other assets............................................................          241.9              288.5
                                                                             ----------------    ---------------
  Total Assets..........................................................      $   8,333.7         $  8,105.5
                                                                             ================    ===============

 Liabilities
 Future policy benefits and other policyholders' account balances........     $   9,134.4         $  8,965.3
 Other liabilities.......................................................           128.1              104.2
                                                                              ----------------    ---------------
 Total Liabilities.......................................................     $   9,262.5         $  9,069.5
                                                                              ================    ===============

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                           -------------------------------    -------------------------------
                                                 1995             1994              1995             1994
                                           --------------   --------------    --------------   --------------
                                                                      (In Millions)
  Revenues
  Premiums and other income...............    $   191.4         $   203.2       $    382.5         $   406.6
  Investment income (net of investment
   expenses of $6.8, $3.7, $13.7 and
   $7.3)..................................        135.7             128.7            267.4             260.3
  Investment losses, net..................         (2.8)             (8.2)            (6.9)            (17.9)
                                           --------------   --------------    --------------   --------------
  Total revenues..........................        324.3             323.7            643.0             649.0
                                           --------------   --------------    --------------   --------------

  Benefits and Other Deductions
  Policyholders' benefits and dividends...        278.7             265.0            553.3             528.9
  Other operating costs and expenses......         16.9              23.2             32.5              45.2
                                           --------------   --------------    --------------   --------------
  Total benefits and other deductions.....        295.6             288.2            585.8             574.1
                                           --------------   --------------    --------------   --------------

  Contribution from the Closed Block.....     $    28.7          $   35.5       $     57.2          $   74.9
                                           ==============   ==============    ==============   ==============

    Investment valuation allowances amounted to $38.2 million and $46.2 million on mortgage loans and $2.8 million and $2.6 million on equity real estate for an aggregate of $41.0 million and $48.8 million at June 30, 1995 and December 31, 1994, respectively.

 8)         RESTRUCTURE COSTS

    At June 30, 1995, liabilities associated with the 1994 and 1995 cost reduction programs totaled $13.8 million. During the six months ended June 30, 1995, the Company restructured certain operations in connection with cost reduction programs and incurred costs of $6.4 million, primarily associated with severance related benefits. Amounts paid during the six months ended June 30, 1995 and charged against the liabilities for the 1994 and 1995 cost reduction programs totaled $8.0 million.

 9)         SUBSEQUENT EVENTS

    Due   to   the   continuing    uncertainty    regarding   Orange   County
    creditworthiness, on July 19, 1995, Alliance purchased approximately $21.3 million in principal amount of Tax and Revenue Anticipation Notes Series A issued by Orange County, California ("Orange County Obligations") from two money market fund portfolios sponsored by Alliance. As a result, letters of credit totalling approximately $21.3 million, under which Alliance was contingently liable to the issuing bank, were terminated. Management of Alliance believes that the loss, if any, resulting from Alliance's investment in the Orange County Obligations will not have a material impact on Alliance's financial condition or results of operations.

    On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government
    Income  Trust,  Inc.  (the  "Fund"),   Alliance,   Alliance  Capital
    Management Corporation ("ACMC"), the general partner of Alliance, Alliance Fund Distributors, Inc., a subsidiary of Alliance, The Equitable Companies Incorporated, the parent of Alliance, certain officers and directors of the Fund and certain officers and directors of ACMC alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The
    Complaint seeks certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994. The Complaint seeks an unspecified amount of damages, costs and attorneys' fees. The principal allegations of the Complaint are that upon the advice of Alliance, the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. Alliance believes that the allegations in this action are without merit and intends to vigorously defend against these claims. While the ultimate results of this action cannot be determined, management of Alliance does not expect that this action will have a material adverse effect on Alliance's business.

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


COMBINED RESULTS OF OPERATIONS

      The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the three and six months ended June 30, 1995 and 1994 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 15. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                --------------------------------   --------------------------------
                                                       1995             1994              1995              1994
                                                --------------   ---------------   --------------    --------------
                                                                             (In Millions)
  COMBINED RESULTS OF OPERATIONS

  Policy fee income and premiums..............       $   541.8          $  528.8       $   1,070.2      $   1,063.2
  Net investment income.......................           669.7             638.9           1,322.5          1,275.5
  Investment gains (losses), net..............            29.0              (2.5)             12.0              2.4
  Commissions, fees and other income..........           213.5             198.0             414.2            415.4
                                                --------------      ---------------   --------------    --------------
  Total revenues..............................         1,454.0           1,363.2           2,818.9          2,756.5

  Total benefits and other deductions.........         1,322.3           1,267.6           2,609.6          2,577.4
                                                --------------      ---------------   --------------    --------------
  Earnings before Federal income taxes and
   cumulative effect of accounting change.....           131.7              95.6             209.3            179.1
  Federal income taxes........................            37.4              27.2              56.0             46.7
                                                --------------      ---------------   --------------    --------------
  Earnings before Cumulative Effect of
   Accounting Change............................     $    94.3          $   68.4         $   153.3      $     132.4
                                                ==============      ===============   ==============    ==============

 Continuing Operations

      Compared to the comparable prior year period, the higher pre-tax results of operations for the six months ended June 30, 1995 reflected increased earnings in the Individual Insurance and Annuities and Investment Services segments and lower Corporate interest expense, partially offset by losses as compared to earnings in the Group Pension segment.

       The $62.4 million increase in revenues for the six months ended June 30, 1995 compared to the corresponding period in 1994 was attributed primarily to a $56.6 million increase in investment results and a $7.0 million increase in policy fee income and premiums.

      Net investment income increased $47.0 million for the six months ended June 30, 1995 with increases of $57.8 million and $3.5 million for the Individual Insurance and Annuities and Investment Services segments, offset by decreases of $6.9 million for the Group Pension segment and $6.3 million for Attributed Insurance Capital. The Individual Insurance and Annuities increase was due to higher overall yields on a larger investment asset base while the Investment Services increase was attributed to higher business activity. The decrease in investment income in Attributed Insurance Capital principally resulted from a reduced investment asset base due to the $1.22 billion payment of the obligation to fund the accumulated deficit of the discontinued GIC Segment in January 1995, partially offset by reinvestment of proceeds received on the Holding Company's issuance of $300.0 million Senior Notes in December 1994.

      Investment gains increased $9.6 million for the six months ended June 30, 1995 from $2.4 million for the same period in 1994. Higher investment gains on General Account Investment Assets of $9.8 million were due to a $30.1 million increase in gains on fixed maturities and a $25.9 million decrease in losses on mortgages, offset by a $25.2 million decrease in gains on other equity investments and $19.2 million of losses on equity real estate.

      For the first six months of 1995, total benefits and other deductions increased by $32.2 million from the comparable period in 1994, primarily reflecting a $74.3 million increase in policyholders' benefits offset by decreases in other operating costs and expenses of $45.4 million. The increase in policyholders' benefits primarily resulted from higher mortality experience on the individual life term business and the larger in force book of business for variable and interest-sensitive life policies, offset by improved mortality experience on policies within the Closed Block. Improved mortality experience and better persistency resulted in an increase to the provision for policyholder dividends on policies within the Closed Block. The decrease in other operating costs and expenses was attributable to lower Corporate interest expense and lower operating costs in the Individual Insurance and Annuities segment. Corporate interest expense declined primarily as a result of the previously described cash settlement in January 1995 with the discontinued GIC Segment. The Group Pension segment's $33.1 million decrease in interest credited to policyholders due to smaller policyholders' account balances was more than offset by a $36.4 million increase for the Individual Insurance and Annuities segment as the size of that business increased.

Discontinued GIC Segment

      In the first six months of 1995, $46.2 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses as compared to $28.6 million of pre-tax losses in the first six months of 1994. Investment results declined by $63.5 million in the first six months of 1995 as compared to the year-earlier period. Net investment income declined by $50.0 million, principally due to the previously described January 1995 cash settlement with continuing operations. Investment losses were $18.9 million in the first six months of 1995 compared to $5.4 million in the comparable period in 1994 primarily due to losses of $4.8 million on fixed maturities as compared to gains of $7.1 million in 1994 and $4.1 million lower gains on other equity investments, offset by $3.7 million lower losses on equity real estate. Benefits and other deductions declined by $45.3 million principally due to the decrease in interest credited on a reduced GIC contract base and lower interest expense as a result of the repayment of $1.16 billion of borrowings from continuing operations, offset in part by a $5.0 million charge resulting from the economically advantageous prepayment of a GIC contract.

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

                                        Individual Insurance and Annuities
                                                   (In Millions)

                                                                      Six Months Ended June 30,
                                                  -----------------------------------------------------------------
                                                                       1995
                                                  -----------------------------------------------
                                                        As            Closed                              1994
                                                     Reported          Block          Combined          Combined
                                                  --------------   -------------   --------------    --------------
  Policy fees, premiums and other income........    $  696.3          $  382.5        $  1,078.8       $  1,072.9
  Net investment income.........................       842.6             267.4           1,110.0          1,052.2
  Investment gains (losses), net................        50.7              (6.9)             43.8             (3.3)
  Contribution from the Closed Block............        57.2             (57.2)             -                -
                                                  --------------   -------------   --------------    --------------
  Total revenues................................     1,646.8             585.8           2,232.6          2,121.8
  Total benefits and other deductions...........     1,495.2             585.8           2,081.0          1,991.1
                                                  --------------   -------------   --------------    --------------
  Earnings before Federal Income Taxes and
  Cumulative Effect of Accounting Change..........  $  151.6        $    -            $    151.6       $    130.7
                                                  ==============   =============   ==============    ==============

      The earnings from operations in the Individual Insurance and Annuities segment for the six months ended June 30, 1995 reflected an increase of $20.9 million from the year-earlier period. Higher investment gains primarily on sales of fixed maturities, lower operating costs and higher policy fees on variable and interest-sensitive life and individual annuities contracts were offset by an accrual for future dividend payments to the Closed Block policyholders, adverse mortality experience on term life insurance and unfavorable morbidity results on disability income policies. Spreads between investment results and crediting rates on interest-sensitive products were largely unchanged. The effect of increased crediting rates on interest-sensitive life and annuity contracts substantially offset the increase in investment income.

     Total revenues increased by $110.8 million primarily due to a $104.9 million increase in investment results and a $22.4 million increase in policy fees, offset by a $13.8 million decline in premiums. The decrease in premiums principally was due to lower traditional life and individual health premiums.

      Total benefits and other deductions for the six months ended June 30, 1995 rose $89.9 million from the comparable 1994 period. The increase principally was due to higher interest credited on policyholders' account balances, a $20.7 million accrual for future Closed Block policyholder dividends and the effects of the mortality and morbidity experience noted above. Interest credited on policyholders' account balances in the segment increased by $36.4 million reflecting higher crediting rates applied to a larger in force book of business.

      Losses on the disability income business were $19.5 million for the six months ended June 30, 1995, a $6.4 million increase from the prior year's comparable period. Incurred benefits (benefit payments plus additions to claims reserves) for disability income products increased $11.7 million in the first six months of 1995 from the comparable 1994 levels reflecting a slowdown in claims termination activity and administration.
                                                                        - 15 -

      Premiums and Deposits - The following table reflects premiums and deposits, including universal life and investment-type contract deposits, for the segment's major product lines.

                                               PREMIUMS AND DEPOSITS
                                                   (IN MILLIONS)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                --------------------------------   --------------------------------
                                                     1995             1994              1995              1994
                                                --------------   ---------------   --------------    --------------
  Product Line:
  Traditional life
  First year recurring........................   $    6.0          $    8.0          $   12.1         $   17.4
  First year optional.........................        1.4               1.8               3.0              4.6
  Renewal.....................................      214.9             223.1             431.9            446.2
                                                --------------   ---------------   --------------    --------------
                                                    222.3             232.9             447.0            468.2
  Variable and interest-sensitive life
  First year recurring........................       46.5              47.5              95.1             94.6
  First year optional.........................       40.6              33.7              80.2             72.9
  Renewal.....................................      240.4             216.3             535.6            487.2
                                                --------------   ---------------   --------------    --------------
                                                    327.5             297.5             710.9            654.7
  Individual annuities
  First year..................................      469.5             445.0             945.9            898.1
  Renewal.....................................      295.4             283.4             580.1            571.7
                                                --------------   ---------------   --------------    --------------
                                                    764.9             728.4           1,526.0          1,469.8
  Other(1)
  First year..................................       19.8               3.3              48.8              7.6
  Renewal.....................................      110.4              94.7             203.3            193.9
                                                --------------   ---------------   --------------    --------------
                                                    130.2              98.0             252.1            201.5

  Total First Year............................      583.8             539.3           1,185.1          1,095.2
  Total Renewal...............................      861.1             817.5           1,750.9          1,699.0
                                                --------------   ---------------   --------------    --------------
  Grand Total.................................   $1,444.9          $1,356.8          $2,936.0         $2,794.2
                                                ==============   ===============   ==============    ==============

(1)   Includes health insurance and reinsurance assumed.

      First year premiums and deposits for the six months ended June 30, 1995 increased from prior year levels by $89.9 million primarily due to higher sales of individual annuities and reinsurance assumed on individual annuity contracts. Renewal premiums and deposits increased 3.1% during the six months ended June 30, 1995 over the prior year period as the $14.3 million decrease for traditional life products was more than offset by increases in the other product lines. Traditional life premiums and deposits for the first six months of 1995 decreased from the prior year's comparable period by $21.2 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The 5.3% increase in first year individual annuities premiums and deposits included a net increase of $124.2 million resulting from an exchange program that offers contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contract for a new flexible premium variable contract which retains assets in Equitable and establishes new surrender charge scales. Management believes increases in total first year premiums and deposits continue to be impacted by the transition to a new generation of variable life insurance products and the roll out of a new sales support system.

      Surrenders and Withdrawals - The following table summarizes surrenders and withdrawals, including universal life and investment-type contract withdrawals, for the segment's major product lines.

                                             SURRENDERS AND WITHDRAWALS
                                                   (IN MILLIONS)

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                --------------------------------   --------------------------------
                                                      1995             1994              1995              1994
                                                --------------   ---------------   --------------    --------------
    Product Line:
    Traditional life..........................     $   85.6          $   87.5          $   174.7         $  179.2
    Variable and interest-sensitive life......        109.5              91.1              210.1            233.0
    Individual annuities......................        575.8             428.2            1,217.3            821.7
                                                --------------   ---------------   --------------    --------------
    Total.....................................     $  770.9          $  606.8          $ 1,602.1         $1,233.9
                                                ==============   ===============   ==============    ==============

     Policy and contract surrenders and withdrawals increased $368.2 million during the six months ended June 30, 1995 compared to the same period in 1994, due to the $395.6 million increase in individual annuities surrenders and withdrawals. This increase primarily was due to increased surrenders of Equi-Vest and SPDA contracts due to the aging book of business, the effect of the aforementioned exchange program which was designed to retain assets in the Company and the maintenance of crediting rates throughout 1994 despite an increasing rate environment. Management expects the lev el of total individual annuities surrenders to remain higher in 1995 than in the preceeding year as a result of the foregoing factors.

     The 1994 six months amount for variable and interest-sensitive life products included a scheduled withdrawal of approximately $52.9 million of policy cash value from a large corporate owned life insurance plan issued by EOC. Excluding the effect of the 1994 scheduled withdrawal, surrenders and withdrawals of variable and interest-sensitive life contracts for the six months ended June 30, 1995 increased by $30.0 million from the prior year's comparable period due to the larger book of business.

Investment Services

      The following table summarizes the results of operations for the Investment Services segment.

                                                 INVESTMENT SERVICES
                                                    (IN MILLIONS)

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                --------------------------------   --------------------------------
                                                      1995             1994              1995              1994
                                                --------------   ---------------   --------------    --------------
    Third party commissions and fees..........      $  173.3          $  169.0          $  337.1          $ 338.1
    Affiliate fees............................          34.2              34.0              67.5             66.8
    Other income(1)...........................          18.0               7.3              32.8             21.5
                                                --------------   ---------------   --------------    --------------
    Total revenues............................         225.5             210.3             437.4            426.4
    Total costs and expenses..................         185.4             180.7             367.9            361.4
                                                --------------   ---------------   --------------    --------------
    Earnings before Federal Income Taxes and
     Cumulative Effect of Accounting Change...      $   40.1          $   29.6          $   69.5          $  65.0
                                                ==============   ===============   ==============    ==============

(1)   Includes equity in net earnings of DLJ and other items.

      For the six months ended June 30, 1995, pre-tax earnings for the Investment Services segment increased by $4.5 million from the year-earlier period primarily due to higher earnings for DLJ and Alliance. Total segment revenues were up $11.0 million in the first half of the year due to higher revenues at Alliance and increased business activity at DLJ as reflected in Equitable Life's share of DLJ's net earnings.

      Total costs and expenses increased by $6.5 million for the six-month period of 1995 as compared to the comparable period in 1994 as increases related to Alliance's minority interest and higher operating costs at Equitable Real Estate were partially offset by lower operating costs at Alliance.

      The following table summarizes results of operations by business unit.

                                 INVESTMENT SERVICES
                       RESULTS OF OPERATIONS BY BUSINESS UNIT
                                     (IN MILLIONS)

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                --------------------------------   --------------------------------
                                                      1995             1994              1995              1994
                                                --------------   ---------------   --------------    --------------

  Earnings  before Federal  income taxes and
   cumulative  effect of accounting change:
  Alliance(1)..................................    $ 38.0            $ 32.3            $ 72.5           $ 64.5
  Equitable Real Estate.........................     11.2              12.2              16.9             20.9
  Consolidation/elimination(2)..................     (9.1)            (14.9)            (19.9)           (20.4)
                                                ----------    --------------       --------------   ---------------
  Earnings before Federal Income Taxes and
   Cumulative Effect of Accounting Change.......   $ 40.1            $ 29.6            $ 69.5           $ 65.0
                                                ==============   ===============   ==============    ==============

(1) Excludes $14.9 million, $11.7 million, $28.5 million and $23.1 million related to minority interest in Alliance for the three months and the six months ended June 30, 1995 and 1994, respectively, which are included in consolidation/elimination.

(2) Includes Equitable Life's share of DLJ's net earnings of $13.9 million, $5.7 million, $26.0 million and $18.5 million and interest expense of $4.9 million, $3.1 million, $9.7 million and $6.1 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the three months and the six months ended June 30, 1995 and 1994, respectively.

      Alliance's earnings from operations for the six months ended June 30, 1995 were $72.5 million, an increase of $8.0 million from the prior year's comparable period. Revenues totaled $298.9 million for the first six months of 1995, an increase of $1.5 million from the comparable period in 1994, due to increased investment advisory fees, offset by lower distribution plan fees from lower average load mutual fund assets. Alliance's costs and expenses decreased $6.5 million to $226.4 million for the six months ended June 30, 1995 primarily due to decreases in employee compensation and benefits, interest expense, distribution plan payments to financial intermediaries and other promotional expenditures, offset by increases in rent and related costs. Distribution plan payments to financial intermediaries that distribute Alliance Mutual Funds decreased as a result of lower average load mutual fund asset levels, partially offset by higher cash management fund asset levels.

      Due   to   the   continuing    uncertainty   regarding   Orange   County
  creditworthiness, on July 19, 1995, Alliance purchased approximately $21.3 million in principal amount of Orange County Obligations from two money market fund portfolios sponsored by Alliance. As a result, letters of credit totalling approximately $21.3 million, under which Alliance was contigently liable to the issuing bank, were terminated. Management of Alliance believes that the loss, if any, resulting from Alliance's investment in the Orange County Obligations will not have a material impact on Alliance's financial condition or results of operations.

      Equitable Real Estate's earnings from operations were $16.9 million for the first six months of 1995, down $4.0 million from the preceding year's comparable period. The results for the six months ended June 30, 1994 included a $4.8 million disposition fee received on a property sold in the first quarter of that year. On July 18, 1995, Equitable Real Estate announced  its  intention  to sell  its  unaffiliated  securitized  mortgage servicing business to AMRESCO, Inc. The servicing of such mortgage contracts, mostly RTC related, representing $7.5 billion of assets under management have been managed by EQ Services, Inc., an affiliate of Equitable Real Estate. EQ Services will continue to service the remaining $7.5 billion in mortgages owned by the General and Separate Accounts.

      On August 8, 1995, the Holding Company announced that it is exploring the option of an initial public offering of a minority interest in DLJ. Any such transaction would be subject, among other things, to Board of Directors' approval.

      Fees From Assets Under Management - Though now accounted for on an equity basis, DLJ's fees and assets under management are included in their entirety in the table and discussion that follows. Third party clients continued to represent an important source of revenues and earnings.

                              FEES AND ASSETS UNDER MANAGEMENT
                                        (IN MILLIONS)

                                                                                             At or For the
                                                        Three Months Ended                 Three Months Ended
                                                             June 30,                           June 30,
                                                --------------------------------   --------------------------------
                                                      1995             1994              1995              1994
                                                --------------   ---------------   --------------    --------------
  Fees:
  Equitable Life and the Holding Company .......   $  31.1           $  31.9           $  61.5          $  61.4
  Third Party...................................     145.1             134.2             281.2            263.4
                                                --------------    --------------   --------------   ---------------
  Total.......................................     $ 176.2           $ 166.1           $ 342.7          $ 324.8
                                                ==============   ===============   ==============    ==============
  Assets Under Management:
  Equitable Life and the Holding Company .......                                      $ 49,163        $  51,246
  Third Party(1)................................                                       140,992          128,991
                                                                                   --------------    --------------
  Total.......................................                                        $190,155        $ 180,237
                                                                                   ==============    ==============

(1) Includes $1.9 billion and $2.8 billion of performing mortgages at June 30, 1995 and 1994, respectively, under a special stand-by services contract with the RTC. Stand-by fees are received on the entire portfolio under the contract; servicing fees are earned only on those mortgages that are delinquent.

      Fees from assets under management increased for the six months ended June 30, 1995 from the prior year's comparable period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $12.38 billion primarily due to market appreciation. Third party assets at Equitable Real Estate decreased by $1.30 billion due to loan repayments, asset sales and the expiration of RTC contracts.

Group Pension

        The following table summarizes the results of operations for the Group Pension segment.

                                                    GROUP PENSION
                                                    (IN MILLIONS)

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                --------------------------------   --------------------------------
                                                      1995             1994              1995              1994
                                                --------------   ---------------   --------------    --------------

    Policy fees, premiums and other income....      $  13.8            $  16.6           $  27.4          $  29.6
    Net investment income.....................         68.2               70.8             139.8            146.7
    Investment (losses) gains, net............         (5.7)               2.9             (32.2)             6.8
                                                --------------   ---------------   --------------    --------------
    Total revenues............................         76.3               90.3             135.0            183.1
    Total benefits and other deductions.......         76.4               87.1             146.8            178.2
                                                --------------   ---------------   --------------    --------------
    (Loss) Earnings before Federal Income
  Taxes and Cumulative Effect of
  Accounting Change.............................    $   (.1)           $   3.2           $ (11.8)         $   4.9
                                                ==============   ===============   ==============    ==============

      The results for the Group Pension segment reflected a decline of $16.7 million for the six months ended June 30, 1995 compared to the same period a year ago. This decrease was attributed to investment losses in 1995 as compared to investment gains in 1994 offset by higher policy risk charges and market value adjustments to participating policyholders' accounts that transferred to Separate Account annuity contracts. The $39.0 million decrease from $6.8 million of investment gains in the first six months of 1994 to $32.2 million of losses in 1995 produced an earnings decline of approximately $25.3 million after reflecting the effect of pass-throughs to participating pension contractholders. The investment losses resulted principally from additions to asset valuation allowances on mortgage loans and equity real estate. Investment income for the six months ended June 30, 1995 decreased from the comparable period of the prior year due to a smaller asset base.


GENERAL ACCOUNT INVESTMENT PORTFOLIO

      As of June 30, 1995, the amortized cost of the Company's fixed maturity portfolio was $18.12 billion (including $172.1 million for the discontinued GIC Segment) compared with an estimated fair value of $18.54 billion (including $173.6 million for the discontinued GIC Segment). The Company's fixed maturity investments identified as available for sale are carried at estimated fair value.

      As of June 30, 1995, net unrealized investment gains increased shareholder's equity by $56.2 million, net of related deferred policy acquisition costs, deferred Federal income taxes and amounts attributable to participating pension contractholders and Closed Block policyholders.

      The following table reconciles the consolidated balance sheet asset amounts to the amounts of General Account Investment Assets.

                  GENERAL ACCOUNT INVESTMENT ASSETS CARRYING VALUES
                                   JUNE 30, 1995
                                   (IN MILLIONS)

                                                                                                         General
                                                        Balance                                          Account
                                                         Sheet          Closed                         Investment
  BALANCE SHEET CAPTIONS:                                Total          Block         Other(1)           Assets
                                                     --------------  ------------  --------------    --------------
 Fixed maturities:
   Held to maturity  ............................     $ 4,946.7       $ 1,865.7      $  (187.1)        $  6,999.5
   Available for sale ...........................       9,577.9         1,717.5          (26.4)          11,321.8
 Mortgage loans on real estate ..................       3,691.6         1,474.2             -             5,165.8
 Equity real estate .............................       4,412.8           179.8          (21.5)           4,614.1
 Policy loans ...................................       1,885.9         1,809.2             -             3,695.1
 Other equity investment ........................         644.2           161.7           11.8              794.1
 Other invested assets(2) .......................       1,231.0             8.2          942.3              296.9
                                                      ---------       ---------      ---------         ----------
  Total investments .............................      26,390.1         7,216.3          719.1           32,887.3
 Cash and cash equivalents ......................         731.0            20.6          206.8              544.8
                                                      ---------       ---------      ---------         ----------
 Total ..........................................     $27,121.1       $ 7,236.9      $   925.9          $33,432.1
                                                      =========       =========      =========         ==========


(1) Assets liisted in the "Other" category consists principally of assets held in portfolios other than the General Account (primarily the equity investment in DLJ) which are managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at the General Account Investment Assets.

(2) Includes amount related to balance sheet captions "Investment in and loans to affiliates" and "Other invested assets".

        The General Account Investment Asset presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of majo r asset categories in the portfolios.

        Writedowns on fixed maturities were $25.6 million and $15.2 million for the six months ended June 30, 1995 and 1994, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the six months ended
 June 30, 1995 and 1994.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                             VALUATION ALLOWANCES
                                (IN MILLIONS)

                                                        Equity Real
                                              Mortgages    Estate        Total
                                              ---------   --------     ---------
JUNE 30, 1995
Assets Outside of the Closed Block:
Beginning balances .......................     $ 64.2     $ 220.7       $ 284.9
Additions ................................       15.8        31.4          47.2
Deductions(1) ............................      (24.2)      (12.1)        (36.3)
                                              --------    --------     ---------
Ending Balances ..........................     $ 55.8       240.0       $ 295.8
                                              ========    ========     =========
Closed Block:
Beginning balances ......................      $ 46.2      $  2.6       $  48.8
Additions ...............................          .3          .9           1.2
Deductions(1) ...........................        (8.3)        (.7)         (9.0)
                                              --------    --------     ---------
Ending Balances .........................      $ 38.2      $  2.8       $  41.0
                                              ========    ========     =========
Total:
Beginning balances ......................       110.4     $ 223.3       $ 333.7
Additions ...............................        16.1        32.3          48.4
Deductions(1) ...........................       (32.5)      (12.8)        (45.3)
                                              --------    --------     ---------
Ending Balances .........................      $ 94.0     $ 242.8       $ 336.8
                                              ========    ========     =========
JUNE 30, 1994
Total:
Beginning balances .....................      $ 216.6     $ 211.8       $ 428.4
Additions ..............................         27.5        18.2          45.7
Deductions(1) ..........................        (33.6)       (7.7)        (41.3)
                                              --------    --------     ---------
Ending Balances ........................      $ 210.5     $ 222.3       $ 432.8
                                              ========    ========     =========




(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

GENERAL ACCOUNT INVESTMENT ASSETS BY CATEGORY

  The following table shows the amortized cost, valuation allowances and carrying value of the major categories of General Account Investment Assets at June 30, 1995 and carrying value at December 31, 1994.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                              (DOLLARS IN MILLIONS)

                                            June 30, 1995                          December 31, 1994
                               ------------------------------------------   ----------------------------
                                                                    % of                      % of
                                                                    Total                    Total
                                 Amortized   Valuation  Carrying   Carrying    Carrying     Carrying
                                  Cost      Allowances    Value      Value       Value        Value
                                ----------  ---------- ----------  --------  -----------    ---------
Fixed maturities(1)............  $ 18,146.9  $ -       $ 18,321.3     54.7%   $ 16,329.1      51.3%
Mortgages .....................     5,259.8     94.0      5,165.8     15.5       5,582.9      17.6
Equity real estate ............     4,856.9    242.8      4,614.1     13.8       4,654.7      14.6
Other equity investments ......       794.1    -            794.1      2.4         846.1       2.7
Policy loans ..................     3,695.1    -          3,695.1     11.1       3,559.1      11.2
Cash and short-term
  investments(2) ................     841.7    -            841.7      2.5         824.2       2.6
                                 ----------  --------  ----------  --------  -----------     ---------
Total .........................  $ 33,594.5  $ 336.8   $ 33,432.1    100.0%   $ 31,796.1     100.0%
                                 ==========  ========  ==========  ========  ===========     =========



(1) Carrying values reflected an unrealized gain of $174.4 million and an unrealized loss of $542.5 million in fixed maturities classified as available for sale at June 30, 1995 and December 31, 1994, respectively.

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

INVESTMENT RESULTS OF GENERAL ACCOUNT INVESTMENT ASSETS

                     INVESTMENT RESULTS BY ASSET CATEGORY(1)
                               (DOLLARS IN MILLIONS)

                                    Three Months Ended June 30,                  Six Months Ended June 30,
                           -------------------------------------------    -----------------------------------------
                                    1995                  1994                     1995                1994
                           ---------------------   -------------------    ---------------------   ------------------
                            (1)                     (1)                     (1)                    (1)
                           Yield       Amount      Yield      Amount       Yield     Amount       Yield    Amount
                          --------  -----------   -------   -----------   -------   -----------  ------  ----------
FIXED MATURITIES:
 Income ...............     8.17%    $    362.9      8.05%   $    328.0    8.10%    $    707.4    7.97%  $    652.2
 Investment
  Gains/(Losses) ......     0.95%          42.1     (0.02)%        (1.0)   0.38%          33.0    0.04%         2.9
                          -------    ----------    -------   ----------   ------    ----------  -----   ----------
 Total ................     9.12%    $    405.0      8.03%   $    327.0    8.48%    $    740.4    8.01%  $    655.1
 Ending Assets ........              $ 18,146.9              $ 16,284.8             $ 18,146.9           $ 16,284.8
MORTGAGES:
 Income ...............     8.66%         113.3      8.79%   $    134.2    8.61%    $    230.3    8.76%  $    270.4
 Investment
  Gains/(Losses) ......     0.09%           1.2     (0.83)%       (12.7)  (0.28)%         (7.5)  (1.08)%      (33.4)
                          -------    ----------    -------   ----------   ------    ----------  -----   ----------
 Total ................     8.75%     $   114.5      7.96%   $    121.5    8.33%     $   222.8    7.68%   $   237.0
 Ending Assets ........               $ 5,165.8              $  6,075.7              $ 5,165.8            $ 6,075.7
EQUITY REAL
 ESTATE (2):
 Income ...............     2.77%     $    25.7      3.14%   $     28.0    2.87%   $      53.3    2.77%   $    49.4
 Investment
  Gains/(Losses) ......    (1.80)%        (16.7)     0.03%          0.2   (1.03)%        (19.2)   0.10%         1.8
                          -------    ----------     -------  ----------   ------    ----------   -----   ----------
 Total ................     0.97%     $     9.0      3.17%   $     28.2    1.84%   $      34.1    2.87%  $     51.2
 Ending Assets ........               $ 3,692.2              $  3,572.2            $   3,692.2           $  3,572.2
OTHER EQUITY
 INVESTMENTS:
 Income ...............    11.11%     $    22.3      5.70%   $     14.7   11.45%    $     46.8    7.96%  $     41.4
 Investment
  Gains/(Losses) ......     1.14%           2.3      4.23%         10.9    1.37%           5.6    5.91%        30.8
                          -------    ----------     -------  ----------   ------    ----------   -----    ----------
 Total ................    12.25%     $    24.6      9.93%   $     25.6   12.82%   $      52.4   13.87%  $     72.2
 Ending Assets ........               $   794.1              $  1,014.9            $     794.1           $  1,014.9
POLICY LOANS:
 Income ...............     6.96%     $    64.1      6.68%   $     57.6    6.88%   $     125.4    6.68%  $    114.9
 Ending Assets ........               $ 3,695.1              $  3,456.4            $   3,695.1           $  3,456.4
CASH AND SHORT-TERM
 INVESTMENTS:
 Income ...............     8.93%     $    18.4      6.55%   $      9.1    8.37%   $      34.5    6.91%  $     19.1
 Ending Assets ........               $   841.7              $    634.6            $     841.7           $    634.6
TOTAL:
 Income ...............     7.58%     $   606.7      7.38%   $    571.6    7.54%   $   1,197.7    7.38%  $  1,147.4
Investment
 Gains/(Losses) .......     0.36%          28.9     (0.04)%        (2.6)   0.07%          11.9    0.01%         2.1
                          -------    ----------     -------  ----------   ------    ----------   -----   ----------
 Total(3) .............     7.94%     $   635.6      7.34%   $    569.0    7.61%   $   1,209.6    7.39%  $  1,149.5
 Ending Assets ........               $32,335.8              $ 31,038.6            $  32,335.8           $ 31,038.6




(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.

(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $921.9 million and $944.1 million as of June 30, 1995 and 1994, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $16.0 million, $11.5 million, $29.4 million and $20.9 million for the three months and the six months ended June 30, 1995 and 1994, respectively.

(3) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.64%, 7.03%, 7.32% and 7.10% for the three months and the six months ended June 30, 1995 and 1994, respectively.


        For the six months ended June 30, 1995, General Account investment results were up $60.1 million or 5.2% from the year-earlier period reflecting higher income and gains on fixed maturities. On an annualized basis, total investment yield increased to 7.61% from 7.39%. Investment income increased by $50.3 million or 4.4%, resulting in an increase in the annualized income yield to 7.54% from 7.38%. Additions to asset valuation allowances and writedowns of fixed maturities were $74.0 million in the six months ended June 30, 1995 compared to $60.9 million in the six months ended June 30, 1994
 .

        Total investment results for fixed maturities increased $85.3 million or 13.0% for the six months ended June 30, 1995 compared to the year-earlier period. Investment income increased by $55.2 million reflecting a higher asset base, primarily from the reinvestment of nearly all available funds int
o fixed maturities. Investment gains were $33.0 million for the six months ended June 30, 1995 compared to the year-earlier gains of $2.9 million. Writedowns on fixed maturities were $25.6 million in the first six months of 1995 as compared to $15.2 million in the comparable period of 1994. Tota l investment results on mortgages declined by $14.2 million or 6.0% in the six months ended June 30, 1995 compared to the same period a year ago largely due to lower investment income attributable to a lower asset base which more than offset lower additions to asset valuation allowances. Equity re al estate investment results were $17.1 million lower during the six months ended June 30, 1995 than the year-earlier period reflecting higher additions to asset valuations. During the first six months of 1995, equity real estate with amortized cost of $99.8 million was sold with realized gains of
 $8.1 million. The lower results for other equity investments reflect the reduced level of capital gains on disposition of common stocks.

        Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 69.0%, 30.3% and 0.7%, respectively, of the amortized cost of this asset category at June 30, 1995.

                       FIXED MATURITIES BY CREDIT QUALITY
                              (DOLLARS IN MILLIONS)

                                                           June 30, 1995                         December 31, 1994
         Rating Agency                    -----------------------------------------   ----------------------------------------
NAIC       Equivalent                       Amortized         % of       Estimated       Amortized         % of     Estimated
Rating    Designation                          Cost          Total       Fair Value         Cost          Total     Fair Value
- -----    ---------------                  ---------------   -------    -------------  --------------    -------   ------------
1-2      Aaa/Aa/A and Baa..............    $ 15,609.5 (1)     86.1%     $ 16,079.4     $ 14,835.9 (1)     87.9%    $ 14,129.1
3-6      Ba and lower .................       2,404.0 (2)     13.2         2,363.7        1,898.8 (2)     11.3        1,742.3
                                           --------------    ------     -----------    --------------    ------    -----------
Subtotal ..............................      18,013.5         99.3        18,443.1       16,734.7         99.2       15,871.4
Redeemable preferred stock
 and other ............................         133.4          0.7           126.4          136.9          0.8          120.2
                                           --------------    ------     -----------    --------------    ------    -----------
Total .................................    $ 18,146.9        100.0%     $ 18,569.5     $ 16,871.6        100.0%    $ 15,991.6
                                           ==============    ======     ===========    ==============    ======    ===========


(1) Includes the EQ Asset Trust 1993 Class B Notes with an amortized cost of $100.0 million.

(2) Includes the EQ Asset Trust 1993 Class B Notes with an amortized cost of $100.0 million.

        At June 30, 1995, the Company held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.27 billion, including $2.06 billion in publicly traded CMOs. About 80% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 57.7% of the public
 CMO holdings were in planned amortization class ("PAC") bonds. At June 30, 1995, interest only ("IO") strips amounted to $20.8 million at amortized cost. There were no holdings of principal only ("PO") strips at that date. In addition, at June 30, 1995, the Company held $1.18 billion of mortgag e pass through securities (GNMA, FNMA or FHLMC securities) and also held $632.2 million of Aaa rated asset backed securities, primarily backed by credit card or car loan receivables. IOs and mortgage pass through securities are classified as available for sale and are carried at estimated fair val ue.

        The amount of problem fixed maturities decreased from December 31, 1994 to June 30, 1995 largely due to asset sales and writedowns. Potential problems increased as new information on specific loans led management to have serious concerns as to the ability of those borrowers to comply with the pre sent loan payment terms.

                              FIXED MATURITIES
                PROBLEMS, POTENTIAL PROBLEMS AND RESTRUCTUREDS
                               AMORTIZED COST
                                (IN MILLIONS)

                                                          June 30,      December 31,
                                                           1995             1994
                                                        ------------   -------------
FIXED MATURITIES ...............................         $ 18,146.9     $ 16,871.6
Problem fixed maturities .......................               67.6           94.9
Potential problem fixed maturities .............              140.9           96.2
Restructured fixed maturities(1) ...............                5.8           38.2


(1) Excludes restructured fixed maturities of $12.3 million and $24.0 million that are shown as problems at June 30, 1995 and December 31, 1994, respectively, and excludes $0.0 million and $4.8 million of restructured fixed maturities that are shown as potential problems at June 30, 1995 and December 31, 1994, respectively.

      Mortgages. Mortgages consist of commercial, agricultural and residential loans. At June 30, 1995, commercial mortgages totaled $3.62 billion (68.8% of the amortized cost of the category), agricultural loans were $1.58 billion (30.0%) and residential loans were $60.5 million (1.2%).

                               MORTGAGES
             PROBLEMS, POTENTIAL PROBLEMS AND RESTRUCTUREDS
                             AMORTIZED COST
                        (DOLLARS IN MILLIONS)

                                                          June 30,  December 31,
                                                            1995         1994
                                                        ----------  ------------
COMMERCIAL MORTGAGES...............................      $ 3,619.0    $ 4,007.4
Problem commercial mortgages ......................          181.2        107.0
Potential problem commercial mortgages ............          158.1        349.4
Restructured commercial mortgages(1) ..............          483.9        459.4
VALUATION ALLOWANCES ..............................      $    90.1    $   106.4
 As a percent of Commercial Mortgages .............            2.5%         2.7%
 As a percent of Problem Commercial Mortgages .....           49.7%        99.4%
 As a percent of Problem and Potential Problem
  Commercial Mortgages ............................           26.6%        23.3%
 As a percent of Problem, Potential Problem and
  Restructured Commercial Mortgages ...............           10.9%        11.6%
AGRICULTURAL MORTGAGES ............................      $ 1,580.3    $ 1,618.5
Problem agricultural mortgages ....................           79.3         17.5
Potential problem agricultural mortgages ..........          -             68.2
Restructured agricultural mortgages ...............            1.9          1.4
VALUATION ALLOWANCES ..............................      $     3.9    $     4.0

(1) Excludes restructured commercial mortgages of $159.8 million and $1.7 million that are shown as problems at June 30, 1995 and December 31, 1994, respectively, and excludes $28.3 million and $180.9 million of restructured commercial mortgages that are shown as potential problems at June 30, 1995 and December 31, 1994, respectively.

        Problem commercial mortgages increased from December 31, 1994 to June 30, 1995, primarily due to a mortgage loan package previously classified in the potential problem mortgage category which became delinquent. During the six months ended June 30, 1995, the amortized cost of foreclosed commerci al mortgages totaled $18.6 million. At the time of foreclosure, reductions in amortized cost for these mortgages reflecting the writedown of these properties to estimated fair value totaled $10.3 million.

        The original weighted coupon rate on the $483.9 million of restructured mortgages was 9.9%. As a result of these restructurings, the restructured weighted coupon rate was 8.8% and the restructured weighted cash payment rate was 6.8%. The foregone interest on restructured commercial mortgages (in cluding restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the six months ended June 30, 1995 was $2.8 million.

        The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                     June 30, 1995
                                               -------------------------
                                                  (Dollars In Millions)
                                                Amortized         % of
                                                   Cost           Total
                                               ------------   -----------
PROBLEM COMMERCIAL MORTGAGES
PROPERTY TYPE:
Industrial ..................................    $ 159.7          88.2%
Office ......................................       12.4           6.8
Retail ......................................        6.6           3.6
Apartment ...................................        2.5           1.4
                                                 -------         ------
Total .......................................    $ 181.2         100.0%
                                                 =======         ======
STATE:
Texas .......................................    $ 159.1          87.8%
Virginia ....................................       13.7           7.6
Other (no state larger than 5.0%) ...........        8.4           4.6
                                                 -------         ------
Total .......................................    $ 181.2         100.0%
                                                 =======         ======

POTENTIAL PROBLEM COMMERCIAL MORTGAGES
PROPERTY TYPE:
Office ......................................    $  57.5          36.4%
Retail ......................................       47.3          29.9
Hotel .......................................       33.9          21.4
Industrial ..................................       18.6          11.8
Land ........................................        0.8           0.5
                                                 -------         ------
Total .......................................    $ 158.1         100.0%
                                                 =======         ======

STATE:
South Carolina ..............................    $  31.5          19.9%
Texas .......................................       22.9          14.5
Pennsylvania ................................       19.9          12.6
Puerto Rico .................................       18.6          11.8
Virginia ....................................       17.1          10.8
Washington ..................................       16.2          10.2
New York ....................................       14.0           8.9
California ..................................        9.5           6.0
Other (no state larger than 5.0%) ...........        8.4           5.3
                                                 -------         ------
Total .......................................    $ 158.1         100.0%
                                                 =======         ======


        Equitable Life adopted SFAS No. 114 effective January 1, 1995. At June 30, 1995, management identified impaired loans with a carrying value of $339.1 million. The provision for losses for these impaired mortgage loans was $83.5 million at June 30, 1995. Income accrued on these loans in the firs t six months of 1995 was $12.1 million, including cash received of $10.6 million.

        For the six months ended June 30, 1995, scheduled principal amortization payments and prepayments on commercial mortgage loans aggregated $248.8 million. In addition, for the six months ended June 30, 1995, $358.3 million of commercial mortgage loan maturity payments were scheduled, of which $134
 .8 million were paid as due. Of the amount not paid, $136.2 million were granted short term extensions of up to three months, $83.9 million were extended for a weighted average of 5.7 years at a weighted average interest rate of 9.1% and $3.4 million were delinquent or in default for non-payment o f principal. There were no foreclosures of maturing loans.

        Equity Real Estate. As of June 30, 1995, on the basis of amortized cost, the equity real estate category included $3.56 billion (or 73.2%) acquired as investment real estate and $1.30 billion (or 26.8.%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

        At June 30, 1995, the vacancy rate for the Company's office properties was 15.5% in total, with a vacancy rate of 11.8% for properties acquired as investment real estate and 25.3% for properties acquired through foreclosure. The national commercial office vacancy rate was 15.1% (as of March 31, 1
995) as measured by CB Commercial.


LIQUIDITY AND CAPITAL RESOURCES

        Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in July 1997. Equitable Life uses this program from time to time in its liquidity management. At June 30, 1995, the commercial paper program had $49.5 million outstanding and no amounts were outstanding under the revolving credit facility.

Consolidated Cash Flows

        The net cash provided by operating activities was $660.6 million for the six months ended June 30, 1995 compared to $118.4 million for the six months ended June 30, 1994.

        Net cash provided by investing activities was $350.5 million for the six months ended June 30, 1995 as compared to $466.1 million for the same period in 1994. Cash provided by investing activities during the first half of 1995 was primarily attributed to the $1.16 billion decrease in loans to the
 GIC Segment. In January 1995, the GIC Segment partially repaid borrowings from continuing operations. Investment purchases exceeded sales, maturities and repayments by approximately $435.4 million, partially offsetting the effect of the GIC repayment. In the comparable period of 1994, net cash provided by investing activities was principally attributable to sales, maturities and repayments of investments exceeding purchases by $538.0 million.

        Net cash used by financing activities was $973.7 million for the six months ended June 30, 1995. Net cash used by financing activities during the first six months of 1995 resulted primarily from the $1.22 billion decrease in the amount due to the discontinued GIC Segment as a result of continuin g operations' $1.22 billion cash settlement at the beginning of the year of its obligation to fund the GIC Segment's accumulated deficit. This decrease was partially offset by deposits to policyholders' account balances exceeding withdrawals by $39.6 million in 1995. Net cash used by financing ac tivities was $459.9 million for the first six months of 1994 principally due to withdrawals from policyholders' account balances exceeding deposits by $467.6 million.

        The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first six months of 1995 of $37.4 million to $731.0 million.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        In the Form 10-K for the year ended December 31, 1994, it was reported that eleven complaints had been filed by various groups of shareholders of Alliance North American Government Income Trust, Inc. (the "Fund"). On July 25, 1995, those eleven Complaints were consolidated into a Consolidated a nd Supplemental Class Action Complaint ("Complaint") filed against the Fund, Alliance Capital Management L.P. ("Alliance"), Alliance Capital Management Corporation ("ACMC") (the general partner of Alliance), Alliance Fund Distributors, Inc. (a subsidiary of Alliance), The Equitable Companies Incorp orated (parent of Alliance), certain officers and directors of the Fund and certain officers and directors of ACMC. The Complaint alleges violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Co mplaint seeks certification of a plaintiff class of all persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994. The Complaint seeks an unspecified amount of damages, costs and attorneys' fees. The principal allegations of the Complaint are that, upon the advice of Alliance, the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts.
  The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. Alliance believes that the allegations in this action are without merit and intends to vi gorously defend against the claims in the action. While the ultimate results of this action cannot be determined, the management of Alliance does not expect that this action will have a material adverse effect on Alliance's business.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits
            None

        (b) Reports on Form 8-K
            None
                                                                         - 30 -







                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The Equitable Life Assurance Society of the
                                                United States
                                   --------------------------------------------
                                                 (Registrant)


Date: August 9, 1995                        /s/ Jerry M. de St. Paer
      --------------               --------------------------------------------
                                           Executive Vice President and
                                              Chief Financial Officer


Date: August 9, 1995                          /s/ Alvin H. Fenichel
      ---------------              --------------------------------------------
                                      Senior Vice President and Controller