Form 10-Q
period 1995-09-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1995-11-13
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September  30, 1995            Commission File No. 0-25280
--------------------------------------------------------------------------------

               The Equitable Life Assurance Society of the United
                States (Exact name of registrant as specified in
                                  its charter)

              New York                                       13-5570651
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

    787 Seventh Avenue, New York, New York                     10019
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code       (212) 554-1234
--------------------------------------------------------------------------------

                                      None
--------------------------------------------------------------------------------
         (Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
                                                          Yes   X    No
                                                               ----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Shares Outstanding
               Class                            at November 10, 1995
--------------------------------------------------------------------------------

   Common Stock, $1.25 par value                      2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                                        Page #

Item 1: Unaudited Consolidated Financial Statements
        Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994...  3
        Consolidated Statements of Earnings for the Three Months and Nine Months
        Ended September  30, 1995 and 1994...........................................  4
        Consolidated Statements of Shareholder's Equity for the Nine Months Ended
        September  30, 1995 and 1994.................................................  5
        Consolidated Statements of Cash Flows for the Nine Months Ended September
        30, 1995 and 1994............................................................  6
        Notes to Consolidated Financial Statements...................................  7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of
        Operations................................................................... 16

PART II OTHER INFORMATION

Item 1: Legal Proceedings............................................................ 34

Item 6: Exhibits and Reports on Form 8-K............................................. 34

SIGNATURES........................................................................... 35

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  September 30,  December 31,
                                                                      1995          1994
                                                                 -------------- -------------
                                                                           (In Millions)

ASSETS
Investments:
  Fixed maturities:
    Held to maturity, at amortized cost ........................   $   4,752.6  $   5,223.0
    Available for sale, at estimated fair value ................       9,955.7      7,586.0
  Mortgage loans on real estate ................................       3,604.2      4,018.0
  Equity real estate ...........................................       4,251.0      4,446.4
  Policy loans .................................................       1,929.2      1,731.2
  Investment in and loans to affiliates ........................         593.4        678.5
  Other equity investments .....................................         647.0        560.2
  Other invested assets ........................................         573.8        489.3
                                                                   -----------   ----------
      Total investments ........................................      26,306.9     24,732.6
Cash and cash equivalents ......................................         980.6        693.6
Deferred policy acquisition costs ..............................       3,092.0      3,221.1
Amounts due from discontinued GIC Segment ......................       2,168.6      2,108.6
Other assets ...................................................       2,250.6      2,078.6
Closed Block assets ............................................       8,394.1      8,105.5
Separate Accounts assets .......................................      24,052.9     20,469.5
                                                                   -----------  -----------

Total Assets ...................................................   $  67,245.7  $  61,409.5
                                                                   ===========  ===========

LIABILITIES
Policyholders' account balances ................................   $  21,819.4  $  21,238.0
Future policy benefits and other policyholders' liabilities ....       3,982.5      3,840.8
Short-term and long-term debt ..................................       1,617.5      1,337.4
Other liabilities ..............................................       2,804.2      2,300.1
Closed Block liabilities .......................................       9,305.5      9,069.5
Separate Accounts liabilities ..................................      24,007.2     20,429.3
                                                                   -----------  -----------
      Total liabilities ........................................      63,536.3     58,215.1
                                                                   -----------  -----------

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding .......................................           2.5          2.5
Capital in excess of par value .................................       2,913.6      2,913.6
Retained earnings ..............................................         728.5        484.0
Net unrealized investment gains (losses) .......................          67.5       (203.0)
Minimum pension liability ......................................          (2.7)        (2.7)
                                                                   -----------  -----------
      Total shareholder's equity ...............................       3,709.4      3,194.4
                                                                   -----------  -----------

Total Liabilities and Shareholder's Equity .....................   $  67,245.7  $  61,409.5
                                                                   ===========  ===========

                 See Notes to Consolidated Financial Statements.

           THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------- --------------------
                                                 1995        1994      1995     1994
                                               ---------  ---------- -------- ---------
                                                                (In Millions)

REVENUES
Universal life and investment-type
  product policy fee income ................   $   192.7  $   186.2 $   569.6 $   540.2
Premiums ...................................       140.2      156.3     452.7     459.6
Net investment income ......................       528.8      505.1   1,583.9   1,520.3
Investment gains, net ......................         8.5       59.1      27.7      79.4
Commissions, fees and other income .........       228.7      205.4     640.9     620.1
Contribution from the Closed Block .........        28.2       41.7      85.4     116.6
                                               ---------  --------- --------- ---------
      Total revenues .......................     1,127.1    1,153.8   3,360.2   3,336.2
                                               ---------  --------- --------- ---------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders'
  account balances .........................       313.5     301.0     918.2     901.8
Policyholders' benefits ....................       246.0     228.1     766.7     691.4
Other operating costs and expenses .........       442.5     502.6   1,340.9   1,441.8
                                               --------- ---------  --------- --------
      Total benefits and other deductions ..     1,002.0   1,031.7   3,025.8   3,035.0
                                               --------- ---------  --------- --------

Earnings before Federal income taxes and
  cumulative effect of accounting change ...       125.1     122.1     334.4     301.2
Federal income taxes .......................        33.9      33.0      89.9      79.7
                                               --------- ---------  --------  --------
Earnings before cumulative effect of
  accounting change ........................        91.2      89.1     244.5     221.5
Cumulative effect of accounting change,
  net of Federal income taxes ..............        --        --        --       (27.1)
                                               --------- ---------  --------- --------

Net Earnings ...............................   $    91.2 $    89.1 $    244.5 $  194.4
                                               ========= ========= ========== ========

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                          September 30,
                                                                      ----------------------
                                                                         1995       1994
                                                                      ---------- -----------
                                                                          (In Millions)

Common stock, at par value, beginning of year and end of period .....  $     2.5  $    2.5
                                                                       ---------  ----------

Capital in excess of par value, beginning of year and end of period .    2,913.6   2,613.6
                                                                       ---------  ----------

Retained earnings, beginning of year ................................      484.0     217.5
Net earnings ........................................................      244.5     194.4
                                                                       ---------  ----------
Retained earnings, end of period ....................................      728.5     411.9
                                                                       ---------  ----------

Net unrealized investment (losses) gains, beginning of year .........     (203.0)    133.0
Change in net unrealized investment gains (losses) ..................      270.5    (268.8)
                                                                       ---------  ----------
Net unrealized investment gains (losses), end of period .............       67.5    (135.8)
                                                                       ---------  ----------

Minimum pension liability, beginning of year ........................       (2.7)    (15.0)
Change in minimum pension liability .................................       --         (.3)
                                                                        --------- ----------
Minimum pension liability, end of period ............................       (2.7     (15.3)
                                                                        --------- ---------

Total Shareholder's Equity, End of Period ...........................   $3,709.4  $2,876.9
                                                                        ========= =========

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                            --------------------
                                                                              1995      1994
                                                                            --------  ----------
                                                                               (In Millions)

Net earnings ............................................................   $  244.5  $    194.4
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Investment gains, net ...............................................      (27.7)      (79.6)
    Change in amounts due from discontinued GIC Segment .................       --          43.0
    General Account policy charges ......................................     (570.0)     (537.3)
    Interest credited to policyholders' account balances ................      918.2       901.8
    Changes in Closed Block assets and liabilities, net .................      (52.6)      (73.5)
    Other, net ..........................................................      194.9        13.6
                                                                            --------  ----------

Net cash provided by operating activities ...............................      707.3       462.4
                                                                            --------  ----------

Cash flows from investing activities:
  Maturities and repayments .............................................    1,283.7     1,518.6
  Sales .................................................................    5,399.9     4,716.4
  Return of capital from joint ventures and limited partnerships ........       34.7        17.6
  Purchases .............................................................   (7,100.5)   (5,330.2)
  Decrease (increase) in loans to discontinued GIC Segment ..............    1,155.4       (40.0)
  Other, net ............................................................     (167.7)     (561.2)
                                                                            --------  ----------

Net cash provided by investing activities ...............................      605.5       321.2
                                                                            --------  ----------

Cash flows from financing activities: Policyholders' account balances:
    Deposits ............................................................    2,024.7     1,540.2
    Withdrawals .........................................................   (2,102.3)   (2,206.9)
  Net increase in short-term financings .................................      272.5        (5.2)
  Additions to long-term debt ...........................................       --          58.4
  Repayments of long-term debt ..........................................       (5.3)     (162.4)
  Proceeds from issuance of Alliance Units ..............................       --         100.0
  Payment of obligation to fund accumulated deficit of discontinued
    GIC Segment .........................................................   (1,215.4)     --
                                                                            --------  ----------

Net cash used by financing activities ...................................   (1,025.8)     (675.9)
                                                                            --------  ----------

Change in cash and cash equivalents .....................................      287.0       107.7
Cash and cash equivalents, beginning of year ............................      693.6       593.4
                                                                            --------  ----------

Cash and Cash Equivalents, End of Period ................................   $  980.6  $    701.1
                                                                            ========  ==========

Supplemental cash flow information
  Interest Paid .........................................................   $   61.2  $     43.5
                                                                            ========  ==========
  Income Taxes Paid .....................................................   $    4.1  $    138.9
                                                                            ========  ==========

                 See Notes to Consolidated Financial Statements.

           THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP and reflect, in the opinion of the Company's management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of the financial position and results of operations of the Company. Such statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

      In the fourth quarter of 1994 (effective as of January 1, 1994), the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the obligation for the estimated cost of providing postemployment benefits. The Company's consolidated financial statements for the nine months ended September 30, 1994 have been restated for the adoption of SFAS No. 112 to reflect a charge of $27.1 million, net of Federal income tax benefit of $14.6 million, for the cumulative effect of initially applying the statement as of January 1, 1994.

      In January 1995, the FASB issued SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which permits stock life insurance companies with participating life contracts to account for those contracts in accordance with Statement of Position No. 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises". In March 1995, the FASB issued SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles being held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. It further requires capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for stock-based employee compensation plans while continuing to allow an entity to measure compensation cost for such plans using the intrinsic value based method of accounting. Management has not yet determined whether the Company will adopt SFAS No. 120 nor the timing or effect of adopting SFAS Nos. 121, 122 and 123.

 3)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 4)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                               Nine Months Ended
                                                                  September 30,
                                                              --------------------
                                                                 1995      1994
                                                              ---------  ---------
                                                                   (In Millions)

        Balances, beginning of year ........................   $  284.9  $  355.6
        Additions charged to income ........................       67.8      44.6
        Deductions for writedowns and asset dispositions ...      (49.7)   (100.9)
                                                               --------  --------
        Balances, End of Period ............................   $  303.0  $  299.3
                                                               ========  ========

        Balances, end of period:
          Mortgage loans on real estate ....................   $   66.8  $   78.2
          Equity real estate ...............................      236.2     221.1
                                                               --------  --------
        Total ..............................................   $  303.0  $  299.3
                                                               ========  ========

      For the three months and nine months ended September 30, 1995 and 1994, investment income is shown net of investment expenses of $106.0 million, $316.8 million, $106.9 million and $315.1 million, respectively.

      As of September 30, 1995 and December 31, 1994, fixed maturities in the held to maturity portfolio had estimated fair values of $4,979.1 million and $5,016.9 million, fixed maturities classified as available for sale had amortized costs of $9,819.2 million and $8,044.3 million, respectively. Other equity investments included equity securities with carrying values of $125.6 million and $134.1 million and costs of $111.4 million and $126.4 million as of September 30, 1995 and December 31, 1994, respectively.

      For the nine months ended September 30, 1995 and 1994, proceeds received on sales of fixed maturities classified as available for sale amounted to $5,038.5 million and $4,518.4 million, respectively. Gross gains of $134.3 million and $43.2 million and gross losses of $55.5 million and $39.8 million were realized on these sales for the nine months ended September 30, 1995 and 1994, respectively. The increase in unrealized investment gains related to fixed maturities classified as available for sale for the nine months ended September 30, 1995 amounted to $597.8 million.

      During the nine months ended September 30, 1995, twelve securities classified as held to maturity were transferred to the available for sale portfolio. All actions were taken as a result of significant deterioration in creditworthiness. The aggregate amortized cost of the securities transferred was $116.0 million with gross unrealized investment losses of $3.2 million transferred to equity.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                               September 30, 1995
                                                               ------------------
                                                                 (In Millions)

        Impaired mortgage loans with provision for losses .....   $  336.9
        Impaired mortgage loans with no provision for losses ..      119.5
                                                                  --------
        Recorded investment in impaired mortgage loans ........      456.4
        Provision for losses ..................................      (62.8)
                                                                  --------
        Net Impaired Mortgage Loans ...........................   $  393.6
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

      During the nine months ended September 30, 1995, the Company's average recorded investment in impaired mortgage loans was $295.5 million. Interest income recognized on these impaired mortgage loans totaled $20.3 million for the nine months ended September 30, 1995, including $10.8 million recognized on a cash basis.

 5)   SALES OF ALLIANCE CAPITAL MANAGEMENT LP UNITS

      During the quarter ended September 30, 1994, Alliance sold 4.96 million of newly issued units to third parties at prevailing market prices. The sales decreased the Company's ownership of Alliance's publicly traded units from 63.2% to 59.2%. In addition, the Company continues to hold its 1% general partnership interest in Alliance. The Company recognized an investment gain of $52.4 million as a result of these transactions.

 6)   BUSINESS SEGMENT INFORMATION

                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                ------------------- --------------------
                                                  1995      1994      1995        1994
                                                -------- ---------  --------  ----------
                                                           (In Millions)

        Revenues
        Individual insurance and annuities ..   $  795.0  $  782.5  $2,441.8  $  2,330.2
        Group pension .......................       78.4      88.2     213.4       271.3
        Attributed insurance capital ........       17.0      20.1      45.6        57.4
                                                --------  --------  --------  ----------
          Insurance operations ..............      890.4     890.8   2,700.8     2,658.9
        Investment services .................      243.7     269.0     681.1       695.4
        Consolidation/elimination ...........       (7.0)     (6.0)    (21.7)      (18.1)
                                                --------  --------  --------  ----------
        Total ...............................   $1,127.1  $1,153.8  $3,360.2  $  3,336.2
                                                ========  ========  ========  ==========

                                                Three Months Ended   Nine Months Ended
                                                  September 30,         September 30,
                                                ------------------- -------------------
                                                  1995      1994      1995      1994
                                                --------  --------  --------  -------
                                                             (In Millions)

        Earnings (Loss) Before Federal
          Income Taxes and Cumulative
          Effect of Accounting Change
        Individual insurance and annuities ..   $   80.6  $   60.1  $  232.2  $  190.8
        Group pension .......................        (.9)      1.6     (12.7)      6.5
        Attributed insurance capital ........        9.9      17.9      22.5      53.3
                                                --------  --------  --------  --------
          Insurance operations ..............       89.6      79.6     242.0     250.6
        Investment services .................       42.5      71.1     112.0     136.1
                                                --------  --------  --------  --------
          Subtotal ..........................      132.1     150.7     354.0     386.7
        Corporate interest expense ..........       (7.0)    (28.6)    (19.6)    (85.5)
                                                --------  --------  --------  --------
        Total ...............................   $  125.1  $  122.1  $  334.4  $  301.2
                                                ========  ========  ========  ========

                                                  September 30,   December 31,
                                                      1995           1994
                                                 --------------  -------------
                                                          (In Millions)

        Assets
        Individual insurance and annuities ...   $  48,806.9     $  44,063.4
        Group pension ........................       4,039.9         4,222.8
        Attributed insurance capital .........       1,806.8         2,609.8
                                                 -----------     -----------
          Insurance operations ...............      54,653.6        50,896.0
        Investment services ..................      13,056.3        12,127.9
        Consolidation/elimination ............        (464.2)       (1,614.4)
                                                 -----------      ----------
        Total ................................   $  67,245.7      $ 61,409.5
                                                 ===========      ==========

 7)   DISCONTINUED OPERATIONS

      Summarized financial information of the discontinued GIC Segment is as follows:

                                                  September 30,   December 31,
                                                      1995           1994
                                                  -------------   ------------
                                                          (In Millions)

        Assets
        Mortgage loans on real estate .......... $  1,539.1       $  1,730.5
        Equity real estate .....................    1,133.9          1,194.8
        Other invested assets ..................      719.5            978.8
        Other assets ...........................      528.5            529.5
                                                 ----------       ----------
        Total Assets ........................... $  3,921.0       $  4,433.6
                                                 ==========       ==========

        Liabilities
        Policyholders' liabilities ............. $  1,431.2       $  1,924.0
        Allowance for future losses ............      125.5            185.6
        Amounts due to continuing operations ...    2,168.6          2,108.6
        Other liabilities ......................      195.7            215.4
                                                 ----------       ----------
        Total Liabilities ...................... $  3,921.0       $  4,433.6
                                                 ==========       ==========

                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                 --------------------    -------------------
                                                   1995       1994         1995      1994
                                                 --------   ---------    --------- ---------
                                                                (In Millions)

        Revenues
        Investment income (net of investment
          expenses of $38.4, $42.4, $110.7
          and $124.7) ........................   $  49.9    $   89.0     $  194.3  $  283.4
        Investment gains (losses), net .......       6.6        15.4        (12.3)     10.0
        Policy fees, premiums and other
          income, net ........................        .1          .3           .6        .2
                                                 -------    --------     --------  --------
        Total revenues .......................      56.6       104.7       182.6      293.6
        Benefits and Other Deductions ........      73.9       100.7       246.1      318.2
                                                 -------    --------     --------  --------
        Losses Charged to Allowance for
          Future Losses ......................   $ (17.3)   $    4.0    $  (63.5)  $  (24.6)
                                                 =======    ========    ========   ========

      Amounts due to continuing operations at September 30, 1995 consisted of $2,168.6 million the discontinued GIC Segment borrowed from continuing operations. Amounts due to continuing operations at December 31, 1994 consisted of $3,324.0 million borrowed by the GIC Segment from continuing operations, offset by $1,215.4 million representing an obligation of continuing operations to provide assets to fund the accumulated deficit of the GIC Segment. In January 1995, continuing operations transferred
      $1,215.4 million in cash to the GIC Segment in settlement of its obligation. Subsequently, the GIC Segment remitted $1,155.4 million in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions.

      Investment valuation allowances amounted to $57.1 million on mortgage loans and $79.9 million on equity real estate for an aggregate of $137.0 million at September 30, 1995. At December 31, 1994, valuation allowances amounted to $50.2 million on mortgage loans and $74.7 million on equity real estate for an aggregate of $124.9 million.

      The allowance for future losses is based upon management's best judgment and there can be no assurance ultimate losses will not differ.

      Investment income included $22.0 million and $66.1 million of interest on amounts due from continuing operations for the three months and the nine months ended September 30, 1994, respectively. Benefits and other deductions includes $35.6 million, $107.0 million, $48.1 million and $144.6 million of interest expense related to amounts borrowed from continuing operations for the three months and the nine months ended September 30, 1995 and 1994, respectively.

 8)   CLOSED BLOCK

      Summarized financial information of the Closed Block is as follows:

                                                                             September 30,  December 31,
                                                                                 1995          1994
                                                                             -------------  ------------
                                                                                    (In Millions)

        Assets
        Fixed maturities:
          Held to maturity, at amortized cost (estimated fair value of
            $1,831.0 and $1,785.0) .......................................   $  1,785.6      $  1,927.8
          Available for sale, at estimated fair value (amortized cost of
            $1,802.8 and $1,270.3) .......................................      1,877.6         1,197.0
        Mortgage loans on real estate ....................................      1,425.0         1,543.7
        Policy loans .....................................................      1,804.1         1,827.9
        Cash and other invested assets ...................................        410.9           442.5
        Deferred policy acquisition costs ................................        839.0           878.1
        Other assets .....................................................        251.9           288.5
                                                                             ==========      ==========
        Total Assets .....................................................   $  8,394.1      $  8,105.5
                                                                             ==========      ==========

        Liabilities
        Future policy benefits and other policyholders' account balances .   $  9,174.0      $  8,965.3
        Other liabilities ................................................        131.5           104.2
                                                                             ==========      ==========
        Total Liabilities ................................................   $  9,305.5      $  9,069.5
                                                                             ==========      ==========


                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                  ------------------  -------------------
                                                    1995      1994      1995       1994
                                                  --------  --------  --------  ---------
                                                              (In Millions)

        Revenues
        Premiums and other income .............   $  178.8  $  187.5  $  561.3  $  594.1
        Investment income (net of investment
          expenses of $6.6, $5.1, $20.3 and
          $12.4) ..............................      133.3     132.1     400.7     392.4
        Investment losses, net ................        (.6)     (3.1)     (7.5)    (21.0)
                                                  --------  --------  --------  --------
        Total revenues ........................      311.5     316.5     954.5     965.5
                                                  --------  --------  --------  --------

        Benefits and Other Deductions
        Policyholders' benefits and dividends .      270.8     254.3     824.1     783.2
        Other operating costs and expenses ....       12.5      20.5      45.0      65.7
                                                  --------  --------  --------  --------
        Total benefits and other deductions ...      283.3     274.8     869.1     848.9
                                                  --------  --------  --------  --------

        Contribution from the Closed Block ....   $   28.2  $   41.7  $   85.4  $  116.6
                                                  ========  ========  ========  ========

      Investment valuation allowances amounted to $41.7 million and $46.2 million on mortgage loans and $3.7 million and $2.6 million on equity real estate for an aggregate of $45.4 million and $48.8 million at September 30, 1995 and December 31, 1994, respectively.

      During the nine months ended September 30, 1995, one security classified as held to maturity was sold and ten securities classified as held to maturity were transferred to the available for sale portfolio. All actions were taken as a result of significant deterioration in creditworthiness. The amortized cost of the security sold was $4.2 million. The aggregate amortized cost of the securities transferred was $81.3 million with gross unrealized investment losses of $.1 million transferred to equity.

 9)   RESTRUCTURE COSTS

      At September 30, 1995, liabilities associated with the 1994 and 1995 cost reduction programs totaled $11.2 million. During the nine months ended September 30, 1995 and 1994, the Company restructured certain operations in connection with cost reduction programs and incurred costs of $8.6 million and $15.6 million, respectively, primarily associated with severance related benefits. Amounts paid during the nine months ended September 30, 1995 and charged against the liabilities for the 1994 and 1995 cost reduction programs totaled $12.8 million.

10)   COMMITMENTS AND CONTINGENT LIABILITIES

      A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states juries have substantial discretion in awarding punitive damages. Equitable Life and its insurance subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in an award or settlement of any material amount against Equitable Life. Among litigations pending against Equitable Life and its insurance subsidiaries of the type described in this paragraph are Golomb et al. v. The Equitable Life Assurance Society of the United States and Sidney C. Cole v. The Equitable Life Assurance Society of the United States et al.

      An action entitled Golomb et al. v. The Equitable Life Assurance Society of the United States was filed on January 20, 1995 in New York County Supreme Court. The action purports to be brought on behalf of a class of persons insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life. The complaint alleges that premium increases for these policies after 1983, all of which were filed with and approved by the New York State Insurance Department and certain other state insurance departments, breached the terms of the insurance policies, and that statements in the policies and elsewhere concerning premium increases constituted fraudulent concealment, misrepresentations in violation of New York Insurance Law Section 4226 and deceptive practices under New York General Business Law Section 349. The complaint seeks a declaratory judgment, injunctive relief restricting the methods by which Equitable Life increases premiums on the policies in the future, a refund of premiums, and punitive damages. Plaintiffs also have indicated that they will seek damages in an unspecified amount. Equitable Life has moved to dismiss the complaint in its entirety on the grounds that it fails to state a claim and that uncontroverted documentary evidence establishes a complete defense to the claims. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, Equitable Life's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of Equitable Life. Due to the early stage of such litigation, Equitable Life's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on Equitable Life's results of operations in any particular period.

      An action was instituted on April 6, 1995 against Equitable Life and its wholly owned subsidiary, The Equitable of Colorado, Inc. ("EOC"), in New York State Court, entitled Sidney C. Cole, et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc., No. 95/108611 (N.Y. County). The action is brought by the holders of a joint survivorship whole life policy issued by EOC. The action purports to be on behalf of a class consisting of all persons who from January 1, 1984 purchased life insurance policies sold by Equitable Life and EOC based upon their allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages in an unspecified amount, imposition of a constructive trust, and seek to enjoin Equitable Life and EOC from engaging in the challenged sales practices. Equitable Life and EOC intend to defend vigorously and believe that they have meritorious defenses which, if successful, would dispose of the action completely. Equitable Life and EOC further do not believe that this case is an appropriate class action. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, Equitable Life's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of Equitable Life. Due to the early stage of such litigation, Equitable Life's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on Equitable Life's results of operations in any particular period.

      Equitable Casualty Insurance Company ("Casualty"), a captive property and casualty insurance company organized under the laws of Vermont, which is an indirect wholly owned subsidiary of Equitable Life, is a party to an arbitration proceeding that commenced in August 1995 with the selection of three arbitrators. The arbitration will resolve a dispute among Casualty, Houston General Insurance Company ("Houston General"), and GEICO General Insurance Company ("GEICO General") regarding the interpretation of a reinsurance agreement that was entered into as part of a 1980 transaction whereby Equitable General Insurance Company ("Equitable General"), formerly an indirect subsidiary of Equitable Life and the predecessor of GEICO General, sold its commercial lines business along with the stock of Houston General to subsidiaries of Tokio Marine & Fire Insurance Company, Ltd. ("Tokio Marine"). Casualty and GEICO General maintain that, under the reinsurance agreement, Houston General assumed liability for all losses insured under commercial lines policies written by Equitable General and its predecessors in order to effect the transfer of that business to Tokio Marine's subsidiaries. Houston General contends that it did not assume reinsurance liability for losses insured under certain of those commercial lines policies. The arbitration panel determined to begin hearing evidence in the arbitration in June 1996. The result of the arbitration is expected to resolve two litigations that were commenced by Houston General and that have been stayed by the presiding courts pending the completion of the arbitration (in one case, Houston General named as a defendant only GEICO General but Casualty intervened as a defendant with GEICO General, and in the other case, Houston General named GEICO General and Equitable Life). The arbitration is expected to be completed during the second half of 1996. While the ultimate outcome of the arbitration cannot be predicted with certainty, Equitable Life's management believes that the arbitrators will recognize that Houston General's position is without merit and contrary to the way in which the reinsurance industry operates and therefore the ultimate resolution of this matter should not have a material effect on Equitable Life's financial position or results of operations.

      Due to the continuing uncertainty regarding Orange County creditworthiness, on July 19, 1995, Alliance purchased approximately $21.3 million principal amount of Tax and Revenue Anticipation Notes Series A issued by Orange County, California ("Orange County Obligations") from two money market fund portfolios sponsored by Alliance. As a result, letters of credit issued in favor of the portfolios, under which Alliance was contingently liable, were terminated. On October 19, 1995, Alliance sold $15.0 million of the $21.3 million principal amount of the Orange County Obligations. The proceeds received approximated the carrying value of the Orange County Obligations.

      On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government
      Income Trust, Inc. (the "Fund"), Alliance, Alliance Capital Management Corporation ("ACMC"), the general partner of Alliance, Alliance Fund Distributors, Inc., a subsidiary of Alliance, The Equitable Companies
      Incorporated, the parent of Alliance, certain officers and directors of the Fund and certain officers and directors of ACMC alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The
      Complaint seeks certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994. The Complaint seeks an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations of the Complaint are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. Alliance believes that the allegations in this action are without merit and intends to vigorously defend against these claims. While the ultimate results of this action cannot be determined, management of Alliance does not expect that this action will have a material adverse effect on Alliance's business.

11)   SUBSEQUENT EVENTS

      On October 30, 1995, DLJ completed the initial public offering  ("IPO") of
      10.58 million shares of its common stock, which included 7.28 million of the Holding Company's shares in DLJ, priced at $27 per share. Upon completion of the IPO, the Company's ownership percentage was reduced to 36.1%. The Company's ownership interest will be further reduced upon the issuance of common stock after the vesting of forfeitable restricted stock units acquired by and/or the exercise of options granted to certain DLJ employees.

      During the fourth quarter of 1995, Alliance announced an agreement in principle to acquire Cursitor-Eaton Asset Management Company and Cursitor Holdings Ltd. for approximately $141.5 million in cash and Alliance Units, part of which will be payable over the next four years, and substantial additional consideration to be determined at a later date. The acquisition is subject to execution of a definitive agreement, board approvals, certain consents and regulatory approvals and certain other conditions. Upon completion of this transaction, the Company's ownership percentage of Alliance will be reduced.

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


COMBINED RESULTS OF OPERATIONS

The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the three and nine months ended September 30, 1995 and 1994 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 18. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

                                                Three Months Ended     Nine Months Ended
                                                    September 30,        September 30,
                                              ---------------------   -------------------
                                                1995        1994         1995      1994
                                              --------    ---------    --------- --------
                                                              (In Millions)

Combined Results of Operations

Policy fee income and premiums ...........    $  511.4   $   529.6     $ 1,581.6 $ 1,592.8
Net investment income ....................       662.1       637.2       1,984.6   1,912.7
Investment gains, net ....................         8.2        56.0          20.2      58.4
Commissions, fees and other income .......       228.7       205.8         642.9     621.2
                                              --------   ---------     --------- ---------
Total revenues ...........................     1,410.4     1,428.6       4,229.3   4,185.1

Total benefits and other deductions ......     1,285.3     1,306.5       3,894.9   3,883.9
                                              --------   ---------     --------- ---------
Earnings before Federal income taxes and
  cumulative effect of accounting change .       125.1       122.1         334.4     301.2
Federal income taxes .....................        33.9        33.0          89.9      79.7
                                              --------   ---------     --------- ---------

Earnings before Cumulative Effect of
  Accounting Change ......................    $   91.2   $    89.1     $   244.5 $   221.5
                                              ========   =========     ========= =========

Continuing Operations

Compared to the comparable prior year period, the higher pre-tax results of operations for the nine months ended September 30, 1995 reflected increased earnings in the Individual Insurance and Annuities segment and lower Corporate interest expense, partially offset by decreased earnings in the Investment Services segment and losses as compared to earnings in the Group Pension segment.

The $44.2 million increase in revenues for the nine months ended September 30, 1995 compared to the corresponding period in 1994 was attributed primarily to a $33.7 million increase in investment results and a $21.7 million increase in commissions, fees and other income, partly offset by the decline in policy fee income and premiums.

Net investment income increased $71.9 million for the nine months ended September 30, 1995 with increases of $94.2 million and $3.8 million for the Individual Insurance and Annuities and Investment Services segments, offset by decreases of $14.3 million for the Group Pension segment and $10.1 million for Attributed Insurance Capital. The Individual Insurance and Annuities increase was due to higher overall yields on a larger investment asset base while the Investment Services increase was attributed to higher business activity. The decrease in investment income in Attributed Insurance Capital principally resulted from a reduced investment asset base due to the $1.22 billion payment of the obligation to fund the accumulated deficit of the discontinued GIC Segment in January 1995, partially offset by income from the investment of proceeds received on the Holding Company's issuance of $300.0 million Senior Notes in December 1994.

Investment gains decreased by $38.2 million for the nine months ended September 30, 1995 from $58.4 million for the same period in 1994. Investment gains for the nine months ended September 30, 1994 included the $43.9 million gain (net of $8.5 million of related state income tax) recognized in the third quarter of 1994 on Alliance's sales of newly issued Units to third parties. Investment gains on General Account Investment Assets were $13.6 million higher in 1995 due to a $62.8 million increase in gains on fixed maturities and a $24.6 million decrease in losses on mortgages, offset by a $56.2 million decrease in gains on other equity investments and $15.0 million of losses on equity real estate as compared to gains of $2.6 million in the 1994 period.

For the first nine months of 1995, total benefits and other deductions increased by $11.0 million from the comparable period in 1994, primarily reflecting a $104.7 million increase in policyholders' benefits and a $15.8 million increase in interest credited to policyholders offset by decreases in other operating costs and expenses of $109.5 million. The increase in policyholders' benefits primarily resulted from higher mortality experience on the individual life term business and the larger in force book of business for variable and interest-sensitive life policies, offset by improved mortality experience on policies within the Closed Block. Improved mortality experience and better persistency resulted in an increase to the provision for policyholder dividends on policies within the Closed Block. The $59.3 million increase in interest credited to policyholders for the Individual Insurance and Annuities segment was primarily due to higher crediting rates applied to a larger in force book of business and was offset by the Group Pension segment's $43.5 million decrease in interest credited to policyholders due to the impact of pass-throughs of investment losses to participating pension contractholders and smaller policyholders' account balances. The decrease in other operating costs and expenses was attributable to lower Corporate interest expense and lower operating costs in the Individual Insurance and Annuities segment. Corporate interest expense declined primarily as a result of the previously described cash settlement in January 1995 with the discontinued GIC Segment.

Discontinued GIC Segment

In the first nine months of 1995, $63.5 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses as compared to pre-tax losses of $24.6 million in the first nine months of 1994. Investment results declined by $111.4 million in the first nine months of 1995 as compared to the year-earlier period. Net investment income declined by $89.1 million, principally due to the previously described January 1995 cash settlement with continuing operations. Investment losses were $12.3 million in the first nine months of 1995 compared to investment gains of $10.0 million in the comparable period in 1994 primarily due to losses of $6.7 million on fixed maturities as compared to gains of $3.2 million in 1994, $18.5 million lower gains on other equity investments and $10.2 million higher losses on mortgage loans, offset by $4.6 million of gains as compared to $11.9 million of losses in 1994 on equity real estate. Benefits and other deductions declined by $72.1 million principally due to the decrease in interest credited on a reduced GIC contract base and lower interest expense as a result of the repayment of $1.16 billion of borrowings from continuing operations, offset in part by a $5.0 million charge resulting from an economically advantageous prepayment of a GIC contract during the second quarter of 1995.

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

                       Individual Insurance and Annuities
                                  (In Millions)

                                                  Nine Months Ended September 30,
                                            ----------------------------------------
                                                           1995
                                            -----------------------------
                                               As      Closed                1994
                                            Reported    Block   Combined   Combined
                                            --------- -------- ---------- ----------

Policy fees, premiums and other income .... $ 1,031.3 $ 561.3   $ 1,592.6 $ 1,607.3
Net investment income .....................   1,269.0   400.7     1,669.7   1,575.5
Investment gains (losses), net ............      56.1    (7.5)       48.6      (3.7)
Contribution from the Closed Block ........      85.4   (85.4)       --        --
                                            --------- --------  --------- ---------
  Total revenues ..........................   2,441.8   869.1     3,310.9   3,179.1
Total benefits and other deductions .......   2,209.6   869.1     3,078.7   2,988.3
                                            --------- --------  --------- ---------
Earnings before Federal Income Taxes and
  Cumulative Effect of Accounting Change .. $   232.2 $  --     $   232.2 $   190.8
                                            ========= ========  ========= =========

The earnings from operations in the Individual Insurance and Annuities segment for the nine months ended September 30, 1995 reflected an increase of $41.4 million from the year-earlier period. Higher investment gains primarily on sales of fixed maturities, lower operating costs and higher policy fees on variable and interest-sensitive life and individual annuities contracts were offset by an accrual for future dividend payments to the Closed Block policyholders, adverse mortality experience on term life insurance and unfavorable morbidity results on disability income policies. The effect of increased crediting rates on interest-sensitive life and annuity contracts substantially offset the increase in investment income.

Total revenues increased by $131.8 million primarily due to a $146.5 million increase in investment results and a $28.5 million increase in policy fees, offset by a $38.4 million decline in premiums. The decrease in premiums principally was due to lower traditional life and individual health premiums.

Total benefits and other deductions for the nine months ended September 30, 1995 rose $90.4 million from the comparable 1994 period. The increase principally was due to higher interest credited on policyholders' account balances, a $37.6 million accrual for future Closed Block policyholder dividends and the effects of the mortality and morbidity experience noted above offset by a decrease in other operating costs and expenses principally due to decreases in employee related compensation and benefits. Interest credited on policyholders' account balances in the segment increased by $59.3 million reflecting higher crediting rates applied to a larger in force book of business.

Losses on the disability income business were $27.6 million for the nine months ended September 30, 1995, a $5.0 million increase from the prior year's comparable period. Incurred benefits (benefit payments plus additions to claims reserves) for disability income products increased $16.2 million in the first nine months of 1995 from the comparable 1994 levels reflecting a slowdown in claim terminations.

Premiums and Deposits - The  following  table  reflects  premiums and  deposits,
including  universal  life  and  investment-type   contract  deposits,  for  the
segment's major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                        Three Months Ended     Nine Months Ended
                                          September 30,           September 30,
                                        -------------------  ---------------------
                                           1995      1994       1995       1994
                                         --------  --------  --------- -----------
Product Line:
Traditional life
  First year recurring ...............   $    5.7   $   6.7  $   17.8  $    24.1
  First year optional ................        1.4       1.6       4.4        6.2
  Renewal ............................      202.7     208.4     634.6      654.6
                                         --------   -------  ---------  ---------
                                            209.8     216.7     656.8      684.9
Variable and interest-sensitive life
  First year recurring ...............       39.7      44.9     134.8      139.5
  First year optional ................       32.2      31.3     112.4      104.2
  Renewal ............................      246.2     216.3     781.8      703.5
                                         --------   -------  ---------  ---------
                                            318.1     292.5   1,029.0      947.2
Individual annuities
  First year .........................      389.2     407.8   1,335.1    1,305.9
  Renewal ............................      248.0     234.7     828.1      806.4
                                         --------   -------  --------  ---------
                                            637.2     642.5   2,163.2    2,112.3
Other(1)
  First year .........................       15.5       3.7      64.3       11.3
  Renewal ............................       87.5     107.9     290.8      301.8
                                         --------   -------  --------  ---------
                                            103.0     111.6     355.1      313.1

Total First Year .....................      483.7     496.0   1,668.8    1,591.2
Total Renewal ........................      784.4     767.3   2,535.3    2,466.3
                                         --------  --------  --------  ---------
Grand Total ..........................   $1,268.1  $1,263.3  $4,204.1  $ 4,057.5
                                         ========  ========  ========  =========

(1)  Includes health insurance and reinsurance assumed.

First year premiums and deposits for the nine months ended September 30, 1995 increased from prior year levels by $77.6 million primarily due to higher sales of individual annuities and reinsurance assumed on individual annuity contracts. Renewal premiums and deposits increased by $69.0 million during the nine months ended September 30, 1995 over the prior year period as increases in the growing block of variable and interest-sensitive life and individual annuities policies were offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for the first nine months of 1995 decreased from the prior year's comparable period by $28.1 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The 2.2% increase in first year individual annuities premiums and deposits included a net increase of $147.7 million resulting from an exchange program that offers contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contract for a new flexible premium variable contract which retains assets in Equitable and establishes new surrender charge scales. Management believes total first year premiums and deposits continue to be impacted by the transition to a new generation of variable life insurance products, the assimilation of a new sales support system and the reduction of agency district managers and new hires as a result of the implementation of new performance standards beginning in 1994.

Surrenders and Withdrawals - The following table summarizes surrenders and withdrawals, including universal life and investment-type contract withdrawals, for the segment's major product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                          Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                          -------------------   -----------------
                                            1995     1994         1995     1994
                                          -------   ------      -------  --------
Product Line:
Traditional life .......................  $  84.4   $ 87.8     $  259.1  $  267.0
Variable and interest-sensitive life ...     99.5     88.8        309.6     321.8
Individual annuities ...................    464.7    541.8      1,682.0   1,363.5
                                          -------   ------     --------  --------
Total ..................................  $ 648.6   $718.4     $2,250.7  $1,952.3
                                          =======   ======     ========  ========

Policy and contract surrenders and withdrawals increased $298.4 million during the nine months ended September 30, 1995 compared to the same period in 1994 due to the $318.5 million increase in individual annuities surrenders and withdrawals. This increase occurred during in the first six months of 1995 and primarily was due to increased surrenders of Equi-Vest contracts and increases in the volume of SPDA surrenders due to the aging book of business, the effect of the aforementioned exchange program which was designed to retain assets in Equitable and the maintenance of crediting rates throughout 1994 despite an increasing interest rate environment. Management expects the third quarter moderation in SPDA exchange program volume to continue.

The 1994 nine months amount for variable and interest-sensitive life products included a scheduled withdrawal of approximately $52.9 million of policy cash value from a large corporate owned life insurance plan issued by EOC. Excluding the effect of the 1994 scheduled withdrawal, surrenders and withdrawals of variable and interest-sensitive life contracts for the nine months ended September 30, 1995 increased by $40.7 million from the prior year's comparable period due to the larger book of business.

Investment Services

The following table summarizes the results of operations for the Investment Services segment.

                               Investment Services
                                  (In Millions)

                                                 Three Months Ended   Nine Months Ended
                                                  September 30,          September 30,
                                               --------------------   ------------------
                                                  1995      1994        1995      1994
                                                --------  --------    --------  --------
Third party commissions and fees ............   $ 188.3   $  169.1    $  525.4  $  507.2
Affiliate fees ..............................      34.6       35.7       102.1     102.5
Other income(1) .............................      20.8       64.2        53.6      85.7
                                                -------   --------    --------  --------
Total revenues ..............................     243.7      269.0       681.1     695.4
Total costs and expenses ....................     201.1      197.9       569.0     559.3
                                                -------   --------    --------  --------
Earnings before Federal Income Taxes and
  Cumulative Effect of Accounting Change ....   $  42.6   $   71.1    $  112.1  $  136.1
                                                =======   ========    ========  ========

(1)  Includes equity in net earnings of DLJ and other items.

For the nine months ended September 30, 1995, pre-tax earnings for the Investment Services segment declined by $24.0 million from the year-earlier period and total segment revenues were down $14.3 million as higher revenues at Alliance and increased business activity at DLJ as reflected in Equitable Life's share of DLJ's net earnings were more than offset by lower capital gains. Revenues for the segment for the nine months ended September 30, 1994 included a $43.9 million net gain on the issuance of Alliance Units.

Total costs and expenses increased by $9.7 million for the nine-month period of 1995 as compared to the comparable period in 1994 as increases related to Alliance's minority interest and higher operating costs at Equitable Real Estate were partially offset by lower operating costs at Alliance.

On October 24, 1995, Alliance announced an agreement in principal to acquire Cursitor-Eaton Asset Management Company and Cursitor Holdings Ltd. (together, "Cursitor") for approximately $141.5 million in cash and Alliance Units, part of which will be payable over the next four years, and substantial additional consideration to be determined at a later date. Cursitor, an international investment management firm, currently manages approximately $10.0 billion in assets for both U.S. and non-U.S. institutions, mainly pension plans. The acquisition is subject to execution of a definitive agreement, board approvals, certain consents and regulatory approvals and certain other conditions. Upon completion of the acquisition, Equitable Life's ownership percentage of Alliance will be reduced.

On October 27, 1995, Equitable Real Estate sold 30 securitized commercial mortgage servicing contracts on assets under management of $7.5 billion to a third party. The contracts, mostly RTC related, were managed by EQ Services, Inc., Equitable Real Estate's mortgage servicing affiliate. Equitable Real Estate will continue to manage and service the remaining $7.5 billion mortgage portfolios of the General and Separate Accounts.

On October 30, 1995, DLJ completed an IPO of 10.58 million shares of its common stock, which included 7.28 million of the Holding Company's shares in DLJ, priced at $27 per share. The remaining 3.3 million common shares sold in the DLJ IPO were shares newly issued by DLJ. Upon completion of the IPO, the Holding Company's ownership percentage was reduced to 44.1%. Equitable Life continues to own an additional 36.1% interest, reducing Equitable's total ownership interest from 100% to 80.2%. In connection with the IPO, approximately 500 DLJ employees acquired forfeitable restricted stock units and stock options covering common stock of DLJ. Such restricted stock units and options will vest and become exercisable over a four-year period beginning February 1997. Assuming full vesting of the forfeitable restricted stock units and the exercise of the stock options (but excluding any shares issued under employee stock options granted in the future), these employees would own approximately 21% of the outstanding common stock of DLJ and Equitable would own approximately 63% of such common stock, approximately 35% held by the Holding Company and 28% by Equitable Life. Concurrent with the IPO, DLJ completed the offering of $500.0 million aggregate principal amount of 6.875% senior notes due November 1, 2005. DLJ's gross proceeds from this senior debt offering totaled $493.5 million before deducting certain expenses related to the transaction. DLJ intends to use the net proceeds from the common stock and debt offerings to repay certain outstanding indebtedness, which will have the effect of lengthening the average maturity of DLJ's borrowings. DLJ did not receive any part of the proceeds from the sale of shares by the Holding Company. Prior to these offerings, Equitable made a capital contribution to DLJ of equity securities with a market value of $55.0 million, $33.8 million from the Holding Company and $21.2 million from Equitable Life.

The following table summarizes results of operations by business unit.

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,         September 30,
                                                -------------------   -----------------
                                                  1995      1994        1995      1994
                                                --------   --------   -------  --------
Earnings before Federal income taxes and
  cumulative effect of accounting change:
  Alliance(1) ...............................   $  42.0    $  34.8    $ 114.5  $   99.3
  Equitable Real Estate .....................      11.2        6.8       28.1      27.7
  Consolidation/elimination(2) ..............     (10.6)      29.5      (30.5)      9.1
                                                -------    -------    -------- --------
Earnings before Federal Income Taxes and
  Cumulative Effect of Accounting Change ....   $  42.6    $  71.1    $ 112.1  $  136.1
                                                =======    =======    =======  ========

(1) Excludes $16.7 million, $13.4 million, $45.2 million and $36.5 million related to minority interest in Alliance for the three months and the nine months ended September 30, 1995 and 1994, respectively, which are included in consolidation/elimination.

(2) Includes Equitable Life's share of DLJ's net earnings of $13.8 million, $7.5 million, $39.8 million and $26.0 million and interest expense of $4.4 million, $4.0 million, $14.1 million and $10.1 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the three months and the nine months ended September 30, 1995 and 1994, respectively. Also includes the $43.9 million net gain recognized in conjunction with the sales of newly issued Alliance Units to third parties in the third quarter of 1994.

Alliance's earnings from operations for the nine months ended September 30, 1995 were $114.5 million, an increase of $15.2 million from the prior year's comparable period. Revenues totaled $463.6 million for the first nine months of 1995, an increase of $14.2 million from the comparable period in 1994, due to increased investment advisory fees, offset by lower distribution plan fees from lower average load mutual fund assets. Alliance's costs and expenses decreased $1.0 million to $349.1 million for the nine months ended September 30, 1995 primarily due to decreases in employee compensation and benefits, interest expense and other promotional expenditures, offset by increases in rent and related costs.

Equitable Real Estate's earnings from operations were $28.1 million for the first nine months of 1995, up $0.4 million from the preceding year's comparable period. The increase primarily was due to increased lease advisory and disposition fees during the third quarter of 1995. The results for the nine months ended September 30, 1994 included a $4.8 million disposition fee received on a property sold in the first quarter of that year.

Fees From Assets Under Management - Though now accounted for on an equity basis, DLJ's fees and assets under management are included in their entirety in the table and discussion that follows. Third party clients continued to represent an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                     At or For the
                                             Three Months Ended   Three Months Ended
                                                September 30,        September 30,
                                             -------------------  -------------------
                                                1995      1994      1995      1994
                                             --------   --------  --------  ---------
Fees:
  Equitable Life and the Holding Company .   $   31.9   $   32.5  $   93.4  $   93.9
  Third Party ............................      162.2      138.7     443.4     402.1
                                             --------   --------  --------  --------
Total ....................................   $  194.1   $  171.2  $  536.8  $  496.0
                                             ========   ========  ========  ========

Assets Under Management:
  Equitable Life and the Holding Company .                        $ 48,569  $ 49,442
  Third Party(1) .........................                         150,139   130,071
                                                                  --------  --------
Total ....................................                        $198,708  $179,513
                                                                  ========  ========

(1) Includes $1.8 billion and $2.4 billion of performing mortgages at September 30, 1995 and 1994, respectively, under a special stand-by services contract with the RTC. Stand-by fees are received on the entire portfolio under the contract; servicing fees are earned only on those mortgages that are delinquent.

Fees from assets under management increased for the nine months ended September 30, 1995 from the prior year's comparable period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $19.3 billion primarily due to market appreciation. Third party assets at Equitable Real Estate decreased by $0.3 billion due to loan repayments, asset sales and the expiration of RTC contracts.

Group Pension

The following table summarizes the results of operations for the Group Pension segment.

                                  Group Pension
                                  (In Millions)

                                                Three Months Ended  Nine Months Ended
                                                  September 30,       September 30,
                                                ------------------  ------------------
                                                  1995       1994     1995      1994
                                                -------    -------  -------   --------
Policy fees, premiums and other income ......   $  14.2    $  13.1  $   41.6  $   42.7
Net investment income .......................      64.0       71.4     203.8     218.1
Investment gains (losses), net ..............       0.2        3.7     (32.0)     10.5
                                                -------    -------  --------  --------
Total revenues ..............................      78.4       88.2     213.4     271.3
Total benefits and other deductions .........      79.3       86.6     226.1     264.8
                                                -------    -------  --------  --------
(Loss) Earnings before Federal Income
  Taxes and Cumulative Effect of
  Accounting Change .........................   $  (0.9)   $   1.6  $  (12.7) $    6.5
                                                ========   =======  ========  ========

The results for the Group Pension segment reflected a decline of $19.2 million for the nine months ended September 30, 1995 compared to the same period a year ago. This decrease was attributed to investment losses in 1995 as compared to investment gains in 1994 offset by higher policy risk charges and market value adjustments to participating policyholders' accounts that transferred to Separate Account annuity contracts. The $42.5 million decrease from $10.5 million of investment gains in the first nine months of 1994 to $32.0 million of losses in 1995 produced an earnings decline of approximately $28.0 million after reflecting the effect of pass-throughs to participating pension contractholders. The investment losses principally resulted from additions to asset valuation allowances on mortgage loans and equity real estate. Investment income for the nine months ended September 30, 1995 decreased from the comparable period of the prior year due to a smaller asset base.


GENERAL ACCOUNT INVESTMENT PORTFOLIO

As of September 30, 1995, net unrealized investment gains increased shareholders' equity by $67.5 million, net of related deferred policy acquisition costs, deferred Federal income taxes and amounts attributable to participating pension contractholders and Closed Block policyholders.

The following table reconciles the consolidated balance sheet asset amounts to the amounts of General Account Investment Assets.

                General Account Investment Assets Carrying Values
                               September 30, 1995
                                  (In Millions)

                                                                    General
                                    Balance                         Account
                                     Sheet     Closed              Investment
Balance Sheet Captions:              Total     Block      Other(1)   Assets
-----------------------            --------- ----------  --------- -----------
Fixed maturities:
  Held to maturity .............   $ 4,752.6 $  1,785.6  $ (191.1) $   6,729.3
  Available for sale ...........     9,955.7    1,877.6     (28.4)    11,861.7
Mortgage loans on real estate ..     3,604.2    1,425.0       --       5,029.2
Equity real estate .............     4,251.0      173.3     (21.5)     4,445.8
Policy loans ...................     1,929.2    1,804.1       --       3,733.3
Other equity investments .......       647.0      165.2      10.7        801.5
Other invested assets(2) .......     1,167.2       82.3   1,006.8        242.7
                                   ---------  ---------- --------  -----------
  Total investments ............    26,306.9    7,313.1     776.5     32,843.5
Cash and cash equivalents ......       980.6      (12.2)    198.2        770.2
                                   --------- ----------- --------  -----------

Total ..........................   $27,287.5 $  7,300.9  $  974.7  $  33,613.7
                                   ========= ==========  ========  ===========

(1) Assets listed in the "Other" category consist principally of assets held in portfolios other than the General Account (primarily the equity investment in DLJ) which are not managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at the General Account Investment Assets.
(2) Includes amounts related to balance sheet captions "Investment in and loans to affiliates" and "Other invested assets".

The General Account Investment Asset presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

Writedowns on fixed maturities were $40.3 million and $38.1 million for the nine months ended September 30, 1995 and 1994, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the nine months ended September 30, 1995 and 1994.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                             quity Real
                                                 Mortgages    Estate      Total
                                                ----------   ----------  --------
September 30, 1995
Assets Outside of the Closed Block:
  Beginning balances .......................     $   64.2    $  220.7    $  284.9
  Additions ................................         28.4        39.4        67.8
  Deductions(1) ............................        (25.8)      (23.9)      (49.7)
                                                 --------    --------    --------
Ending Balances ............................     $   66.8    $  236.2    $  303.0
                                                 ========    ========    ========

Closed Block:
Beginning balances .........................     $   46.2    $    2.6    $   48.8
Additions ..................................          4.9         1.9         6.8
Deductions(1) ..............................         (9.4)       (0.8)      (10.2)
                                                 --------    --------    --------
Ending Balances ............................     $   41.7    $    3.7    $   45.4
                                                 ========    ========    ========

Total:
Beginning balances .........................     $  110.4    $  223.3    $  333.7
Additions ..................................         33.3        41.3        74.6
Deductions(1) ..............................        (35.2)      (24.7)      (59.9)
                                                 --------    --------    --------
Ending Balances ............................     $  108.5    $  239.9    $  348.4
                                                 ========    ========    ========

September 30, 1994 Total:
Beginning balances .........................     $  216.6    $  211.8    $  428.4
Additions ..................................         43.2        19.2        62.4
Deductions(1) ..............................       (135.5)       (8.0)     (143.5)
                                                 --------    --------    --------
Ending Balances ............................     $  124.3    $  223.0    $  347.3
                                                 ========    ========    ========

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and carrying value of the major categories of General Account Investment Assets at September 30, 1995 and carrying value at December 31, 1994.

                        General Account Investment Assets
                              (Dollars In Millions)

                                             September 30,                      December 31, 1994
                              ----------------------------------------------  ----------------------
                                                                     % of                    % of
                                                                    Total                   Total
                               Amortized  Valuation   Carrying    Carrying    Carrying    Carrying
                                  Cost    Allowances   Value        Value      Value       Value
                              ---------- ----------- ----------- ----------  ----------- ----------
Fixed maturities(1) ......   $  18,372.4   $   --      $18,591.0    55.3%     $16,329.1    51.3%
Mortgages ................       5,137.7      108.5      5,029.2    15.0        5,582.9    17.6
Equity real estate .......       4,685.7      239.9      4,445.8    13.2        4,654.7    14.6
Other equity investments .         801.5       --          801.5     2.4          846.1     2.7
Policy loans .............       3,733.3       --        3,733.3    11.1        3,559.1    11.2
Cash and short-term
  investments(2) .........       1,012.9       --        1,012.9     3.0          824.2     2.6
                             -----------   --------    ----------  ------     ---------   ------
Total ....................   $  33,743.5   $  348.4    $33,613.7   100.0%     $31,796.1   100.0%
                             ===========   =========   =========   ======     =========   ======

(1) Carrying values reflected an unrealized gain of $218.6 million and an unrealized loss of $542.5 million in fixed maturities classified as available for sale at September 30, 1995 and December 31, 1994, respectively.
(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheets.

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

Investment Results of General Account Investment Assets

                                                   Investment Results by Asset Category(1)
                                                           (Dollars In Millions)

                            Three Months Ended September 30,             Nine Months Ended September 30,
                         --------------------------------------     ------------------------------------------
                                 1995              1994                     1995                  1994
                         ------------------  ------------------      --------------------  -------------------
                           (1)                 (1)                     (1)                   (1)
                          Yield    Amount     Yield    Amount         Yield      Amount     Yield     Amount
                         ------- ----------  ------- ----------      --------  ----------  ------   ----------
Fixed Maturities:
  Income..............   8.09%    $   369.5   8.21%   $   331.5         8.12%   $ 1,076.9    8.06%   $   983.7
  Investment
    Gains/(Losses)....   0.46%         20.6  (0.30)%      (12.1)        0.40%        53.6   (0.07)%       (9.2)
                         -------  ---------  -------  ----------     --------   ---------   -------  ---------
  Total...............   8.55%    $   390.1   7.91%   $   319.4         8.52%   $ 1,130.5    7.99%   $   974.5
  Ending Assets.......            $18,372.4           $16,008.9                 $18,372.4            $16,008.9
Mortgages:
  Income..............   9.13%        116.3   8.66%   $   128.0         8.77%   $   346.6    8.76%   $   398.4
  Investment
    Gains/(Losses)....  (1.28)%      (16.2) (1.01)%      (14.9)       (0.60)%      (23.7)  (1.07)%      (48.3)
                        -------  ---------- -------  ----------     ---------  ----------  -------  ---------
  Total...............   7.85%    $   100.1   7.65%   $    113.1        8.17%   $   322.9    7.69%   $   350.1
  Ending Assets.......            $ 5,029.2           $  5,752.3                $ 5,029.2            $ 5,752.3
Equity Real
  Estate (2):
  Income..............   2.01%    $    18.1    2.97%  $     27.3        2.60%   $    71.4    2.82%   $    76.7
  Investment
    Gains/(Losses)....   0.46%          4.2    0.08%         0.8       (0.55)%      (15.0)   0.10%         2.6
                         ------   ---------  -------  ----------     ---------  ----------  ------   ---------
  Total...............   2.47%    $    22.3    3.05%  $     28.1        2.05%   $    56.4    2.92%   $    79.3
  Ending Assets.......            $ 3,526.3           $  3,790.9                $ 3,526.3            $ 3,790.9
Other Equity
  Investments:
  Income..............   7.82%    $    15.6    4.46%  $     11.1       10.23%   $    62.4    6.83%   $    52.5
  Investment
    Gains/(Losses)....  (0.30)%        (0.6)  12.22         30.4        0.82%         5.0    7.97%        61.2
                        -------   ---------- -------  ----------     --------   ----------  ------   ---------
  Total...............   7.52%    $    15.0   16.68%  $     41.5       11.05%   $    67.4   14.80%   $   113.7
  Ending Assets.......            $   801.5           $    975.6                $   801.5            $   975.6
Policy Loans:
  Income..............   7.00%    $    65.0    6.51%  $     56.9        6.92%   $   190.4    6.61%   $   171.8
  Ending Assets.......            $ 3,733.3           $  3,537.0                $ 3,733.3            $ 3,537.0
Cash and Short-term
  Investments:
  Income..............   7.07%    $    16.4    6.19%  $     10.6        7.79%   $    50.9    6.62%   $    29.7
  Ending Assets.......            $ 1,012.9           $    736.0                $ 1,012.9            $   736.0
Total:
  Income..............   7.42%    $   600.9    7.31%  $    565.4        7.51%   $ 1,798.6    7.37%   $ 1,712.8
  Investment
    Gains/(Losses)....   0.10%          8.0    0.06%         4.2        0.08%        19.9    0.02%         6.3
                         -------  ---------  -------  ----------      -------   ----------  ------   ---------
  Total(3)............   7.52%    $   608.9    7.37%  $    569.6        7.59%   $  1,818.5   7.39%   $ 1,719.1
  Ending Assets.......            $32,475.6           $ 30,800.7                $ 32,475.6           $30,800.7

(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.


(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $919.5 million and $933.3 million as of September 30, 1995 and 1994, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $14.6 million, $12.5 million, $44.0 million and $33.4 million for the three months and the nine months ended September 30, 1995 and 1994, respectively.

(3) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.21%, 7.05%, 7.29% and 7.09% for the three months and the nine months ended September 30, 1995 and 1994, respectively.

For the nine months ended September 30, 1995, General Account investment results were up $99.4 million or 5.8% from the year-earlier period reflecting higher income and gains on fixed maturities. On an annualized basis, total investment yield increased to 7.59% from 7.39%. Investment income increased by $85.8 million or 5.0%, resulting in an increase in the annualized income yield to 7.51% from 7.37%. Additions to asset valuation allowances and writedowns of fixed maturities were $114.9 million in the nine months ended September 30, 1995 compared to $100.5 million in the nine months ended September 30, 1994.

Total investment results for fixed maturities increased $156.0 million or 16.0% for the nine months ended September 30, 1995 compared to the year-earlier period. Investment income increased by $93.2 million reflecting a higher asset base, primarily from the reinvestment of nearly all available funds into fixed maturities. Investment gains were $53.6 million for the nine months ended September 30, 1995 compared to the year-earlier losses of $9.2 million. Writedowns on fixed maturities were $40.3 million in the first nine months of 1995 as compared to $38.1 million in the comparable period of 1994. Total investment results on mortgages declined by $27.2 million or 7.8% in the nine months ended September 30, 1995 compared to the same period a year ago largely due to lower investment income attributable to a lower asset base which more than offset lower additions to asset valuation allowances. Equity real estate investment results were $22.9 million lower during the nine months ended September 30, 1995 than the year-earlier period reflecting higher additions to asset valuations. During the first nine months of 1995, equity real estate with amortized cost of $283.3 million was sold with realized gains of $20.8 million. The lower results for other equity investments reflect the reduced level of capital gains on disposition of common stocks.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 68.7%, 30.6% and 0.7%, respectively, of the amortized cost of this asset category at September 30, 1995.

                       Fixed Maturities By Credit Quality
                              (Dollars In Millions)

            Rating Agency               September 30, 1995                 December 31, 1994
                               ------------------------------------   --------------------------------------
  NAIC       Equivalent          Amortized       % of    Estimated       Amortized        % of    Estimated
 Rating      Designation            Cost        Total   Fair Value          Cost          Total   Fair Value
------- --------------------- --------------- -------- ------------   ----------------  --------- -----------
  1-2   Aaa/Aa/A and Baa....   $ 15,872.1 (1)   86.4%   $ 16,382.7     $ 14,835.9 (1)     87.9%   $ 14,129.1
  3-6   Ba and lower........      2,368.4 (2)   12.9       2,345.8        1,898.8 (2)     11.3       1,742.3
                               ------------    ------   ----------     ------------      ------   ----------

Subtotal....................     18,240.5       99.3      18,728.5       16,734.7         99.2      15,871.4
Redeemable preferred stock
  and other.................        131.9        0.7         128.0          136.9          0.8         120.2
                               ------------    ------   ----------     -----------       ------   ----------
Total.......................   $ 18,372.4      100.0%   $ 18,856.5     $ 16,871.6        100.0%   $ 15,991.6
                               ============    ======   ==========     ===========       ======   ==========

(1)  Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

(2)  Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

At September 30, 1995, the Company held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.41 billion, including $2.05 billion in publicly traded CMOs. About 82% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 55.1% of the public CMO holdings were in planned amortization class ("PAC") bonds. At September 30, 1995, interest only ("IO") strips amounted to $17.3 million at amortized cost. There were no holdings of principal only ("PO") strips at that date. In addition, at September 30, 1995, the Company held $1.51 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $691.8 million of Aa or higher rated public asset backed securities, primarily backed by home equity or credit card receivables. IOs and mortgage pass-through securities are classified as available for sale and are carried at estimated fair value.

The amount of problem and restructured fixed maturities decreased from December 31, 1994 to September 30, 1995 largely due to asset sales and writedowns.

                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                     September 30,     December 31,
                                                          1995             1994
                                                     --------------    ------------
FIXED MATURITIES ...............................       $  18,372.4     $  16,871.6
Problem fixed maturities .......................              67.2            94.9
Potential problem fixed maturities .............              97.9            96.2
Restructured fixed maturities(1) ...............               5.9            38.2

(1) Excludes restructured fixed maturities of $11.7 million and $24.0 million that are shown as problems at September 30, 1995 and December 31, 1994, respectively, and excludes $0.0 million and $4.8 million of restructured fixed maturities that are shown as potential problems at September 30, 1995 and December 31, 1994, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At September 30, 1995, commercial mortgages totaled $3.50 billion (68.1% of the amortized cost of the category), agricultural loans were $1.58 billion (30.8%) and residential loans were $57.1 million (1.1%).


                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                 September 30,    December 31,
                                                                     1995            1994
                                                                 -------------  --------------
COMMERCIAL MORTGAGES ..........................................   $  3,498.9    $  4,007.4
Problem commercial mortgages ..................................        216.0         107.0
Potential problem commercial mortgages ........................        225.4         349.4
Restructured commercial mortgages(1) ..........................        396.0         459.4

VALUATION ALLOWANCES ..........................................   $    104.6    $    106.4
  As a percent of Commercial Mortgages ........................          3.0%          2.7%
  As a percent of Problem Commercial Mortgages ................         48.4%         99.4%
  As a percent of Problem and Potential Problem Commercial
    Mortgages .................................................         23.7%         23.3%
  As a percent of Problem, Potential Problem and Restructured
    Commercial Mortgages ......................................         12.5%         11.6%

AGRICULTURAL MORTGAGES ........................................   $  1,581.7    $  1,618.5
Problem agricultural mortgages ................................         79.9          17.5
Potential problem agricultural mortgages ......................         --            68.2
Restructured agricultural mortgages ...........................          2.0           1.4

VALUATION ALLOWANCES ..........................................   $      3.9    $      4.0

(1) Excludes restructured commercial mortgages of $177.6 million and $1.7 million that are shown as problems at September 30, 1995 and December 31, 1994, respectively, and excludes $130.5 million and $180.9 million of restructured commercial mortgages that are shown as potential problems at September 30, 1995 and December 31, 1994, respectively.

Problem commercial mortgages increased from December 31, 1994 to September 30, 1995, primarily due to a mortgage loan package previously classified in the potential problem mortgage category which became delinquent. During the nine months ended September 30, 1995, the amortized cost of foreclosed commercial mortgages totaled $22.3 million. At the time of foreclosure, reductions in amortized cost for these mortgages reflecting the writedown of these properties to estimated fair value totaled $11.0 million.

The original weighted average coupon rate on the $396.0 million of restructured mortgages was 10.0%. As a result of these restructurings, the restructured weighted average coupon rate was 9.0% and the restructured weighted average cash payment rate was 6.7%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the nine months ended September 30, 1995 was $3.7 million.

The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                            September 30, 1995
                                                          ----------------------
                                                          (Dollars In Millions)

                                                            Amortized    % of
                                                               Cost      Total
                                                           -----------  ------
Problem Commercial Mortgages
Property Type:
Industrial .........................................        $  180.7     83.7%
Office .............................................            10.1      4.7
Hotel ..............................................             9.5      4.4
Land ...............................................             7.6      3.5
Retail .............................................             5.6      2.6
Apartment ..........................................             2.5      1.1
                                                            --------    ------
Total ..............................................        $  216.0    100.0%
                                                            ========    ======

State:
Texas ..............................................        $  158.8     73.5%
California .........................................            17.4      8.1
Other (no state larger than 5.0%) ..................            39.8     18.4
                                                            --------    -----
Total ..............................................        $  216.0    100.0%
                                                            ========    ======

Potential Problem Commercial Mortgages
Property Type:
Office .............................................        $  155.7     69.1%
Retail .............................................            44.5     19.7
Hotel ..............................................            24.3     10.8
Apartment ..........................................             0.9      0.4
                                                            --------    -----
Total ..............................................        $  225.4    100.0%
                                                            ========    ======

State:
California .........................................        $  113.5     50.4%
Virginia ...........................................            38.8     17.2
South Carolina .....................................            31.4     13.9
Texas ..............................................            22.9     10.2
Pennsylvania .......................................            13.1      5.8
Other (no state larger than 5.0%) ..................             5.7      2.5
                                                            --------    -----
Total ..............................................        $  225.4    100.0%
                                                            ========    ======

Equitable Life adopted SFAS No. 114 effective January 1, 1995. At September 30, 1995, management identified impaired loans with a carrying value of $491.5 million. The provision for losses for these impaired mortgage loans was $102.7 million at September 30, 1995. Income accrued on these loans in the first nine months of 1995 was $25.3 million, including cash received of $22.8 million.

For the nine months ended September 30, 1995, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $320.7 million. In addition, for the nine months ended September 30, 1995, $442.9 million of commercial mortgage loan maturity payments were scheduled, of which $216.9 million were paid as due. Of the amount not paid, $107.9 million were granted short term extensions of up to three months, $101.6 million were extended for a weighted average of 5.3 years at a weighted average interest rate of 9.2% and $16.5 million were delinquent or in default for non-payment of principal. There were no foreclosures of maturing loans.

Equity Real Estate. As of September 30, 1995, on the basis of amortized cost, the equity real estate category included $3.41 billion (or 72.7%) acquired as investment real estate and $1.28 billion (or 27.3%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

At September 30, 1995, the vacancy rate for the Company's office properties was 15.0% in total, with a vacancy rate of 11.7% for properties acquired as investment real estate and 23.3% for properties acquired through foreclosure. The national commercial office vacancy rate was 14.7% (as of June 30, 1995) as measured by CB Commercial.


LIQUIDITY AND CAPITAL RESOURCES

The Insurance Group's principal cash flow sources are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

At September 30, 1995, the Insurance Group's short-term liquidity is supported by a pool of highly liquid, high quality, short-term instruments totaling approximately $1.00 billion. This pool is structured to provide liquidity in excess of the Insurance Group's expected cash requirements. In connection with its October 1995 IPO, DLJ stated an intention to pay a quarterly dividend of $0.125 per share on its common stock, beginning in the first quarter of 1996, subject to declaration from time to time by the DLJ board of directors taking into account such factors as it deems relevant. Based on that stated dividend rate and the approximately 19.2 million DLJ common shares it still holds, the Company expects to receive total dividends of $9.6 million during 1996, compared to $12.5 million received in 1994 and $6.3 million in the first nine months of 1995.

In connection with the DLJ IPO, the Holding Company and Equitable Life contributed to DLJ certain unregistered equity securities having carrying values of $33.8 million and $21.2 million, respectively, for a total capital contribution of $55.0 million.

Management believes it has sufficient liquidity in its short-term asset pool, together with its cash flow from operations and from scheduled maturities of fixed maturities, to satisfy its short-term liquidity needs. Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in July 1997. Equitable Life uses this program from time to time in its liquidity management. At September 30, 1995, the commercial paper program had $49.7 million outstanding and no amounts were outstanding under the revolving credit facility.

Consolidated Cash Flows

The net cash provided by operating activities was $707.3 million for the nine months ended September 30, 1995 compared to $462.4 million for the nine months ended September 30, 1994.

Net cash provided by investing activities was $605.5 million for the nine months ended September 30, 1995 as compared to $321.2 million for the same period in 1994. Cash provided by investing activities during the first nine months of 1995 was primarily attributed to the $1.16 billion decrease in loans to the GIC Segment. In January 1995, the GIC Segment partially repaid borrowings from continuing operations. Investment purchases exceeded sales, maturities and repayments by approximately $382.2 million, partially offsetting the effect of the GIC repayment. In the comparable period of 1994, net cash provided by investing activities was principally attributable to sales, maturities and repayments of investments totaling $6.25 billion offset by purchases of $5.33 billion and by the net change in receivables/payables related to outstanding security settlements, included in "Other, net".

Net cash used by financing activities was $1.03 billion for the nine months ended September 30, 1995. Net cash used by financing activities during the first nine months of 1995 resulted primarily from the $1.22 billion decrease in the amount due to the discontinued GIC Segment as a result of continuing operations' $1.22 billion cash settlement at the beginning of the year of its obligation to fund the GIC Segment's accumulated deficit. This decrease was partially offset by a net increase in short-term financings of $272.5 million in 1995 principally at Equitable Life. Net cash used by financing activities was $675.9 million for the first nine months of 1994 principally due to withdrawals from policyholders' account balances exceeding deposits by $666.7 million.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first nine months of 1995 of $287.0 million to $980.6 million.

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings.

None, except (i) as previously reported in the Registrant's Form 10-K for the year ended December 31, 1994 and the Registrant's Form 10-Q for the quarter ended June 30, 1995, and (ii) as set forth in Note 10 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended September 30, 1995.



Item 6.      Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  Exhibit 27

              (b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 The Equitable Life Assurance Society of the
                                                United States
                            ----------------------------------------------------
                                                (Registrant)




Date:  November 10, 1995                  /s/ Jerry M. de St. Paer
      -------------------   ----------------------------------------------------
                                        Executive Vice President and
                                           Chief Financial Officer




Date:  November 10, 1995                    /s/ Alvin H. Fenichel
      -------------------   ----------------------------------------------------
                                      Senior Vice President and Controller