Form 10-K
period 1995-12-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1996-03-29
CIK 727920

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-K

(Mark One)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  ------
    x         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
  ------
                   For the fiscal year ended December 31, 1995

                                       OR

  ------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  ------          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                         Commission File Number 0-25280
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
             (Exact name of registrant as specified in its charter)

                New York                                       13-5570651
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

 787 Seventh Avenue, New York, New York                          10019
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (212) 554-1234

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered
-------------------------------------------   ----------------------------------
                 None                                          None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (Par Value $1.25 Per Share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes X  No
                                                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
          ----

No voting stock of the registrant is held by non-affiliates of the registrant as of March 20, 1996.

As of March 20, 1996, 2,000,000 shares of the registrant's Common Stock were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

Part I

Item 1.             Business.............................................. 1-1
                    General............................................... 1-1
                    Segment Information................................... 1-1
                    Individual Insurance and Annuities.................... 1-1
                    Products.............................................. 1-2
                    Investment Services................................... 1-5
                    Group Pension......................................... 1-9
                    General Account Investment Portfolio.................. 1-10
                    Competition........................................... 1-16
                    Regulation............................................ 1-17
                    Principal Shareholder................................. 1-23

Item 2.             Properties............................................ 2-1
Item 3.             Legal Proceedings..................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders... 4-1

Part II

Item 5              Market for Registrant's Common Equity and Related
                     Stockholder Matters.................................. 5-1
Item 6.             Selected Consolidated Financial Information........... 6-1
Item 7.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................. 7-1
Item 8.             Financial Statements and Supplementary Data........... FS-1
Item 9.             Changes In and Disagreements With Accountants
                      On Accounting and Financial Disclosure.............. 9-1

Part III

Item 10.            Directors and Executive Officers of the Registrant.... 10-1
Item 11.            Executive Compensation................................ 11-1
Item 12.            Security Ownership of Certain Beneficial
                     Owners and Management................................ 12-1
Item 13.            Certain Relationships and Related Transactions........ 13-1

Part IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K.......................................... 14-1

Signatures          ...................................................... S-1
Index to Exhibits   ...................................................... E-1

Part I, Item 1.

                                    BUSINESS1

General. Equitable Life, together with its insurance and investment subsidiaries, constitutes a diversified financial services organization serving a broad spectrum of insurance, investment management and, through its minority interest in DLJ, investment banking customers. Equitable Life's insurance business, which is comprised of an Individual Insurance and Annuities segment and a Group Pension segment, is conducted by the Insurance Group. Equitable Life's investment management and investment banking business, which comprises the Investment Services segment, is conducted principally by Alliance, Equitable Real Estate, and DLJ, in which Equitable Life owns a minority 36.1% interest. For additional information on Equitable Life's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment" and Note 18 of Notes to Consolidated Financial Statements. Since Equitable Life's demutualization in 1992, it has been a wholly owned subsidiary of the Holding Company, shares of which are listed on the New York Stock Exchange ("NYSE"). AXA, a French holding company for an international group of insurance and related financial services companies, has been the Holding Company's largest shareholder. For more information on Equitable Life's demutualization, including the establishment of the Closed Block, see Notes 2 and 6 of Notes to Consolidated Financial Statements and "Principal Shareholder".

Segment Information

Individual Insurance and Annuities

General. The Individual Insurance and Annuities segment accounted for approximately $3.25 billion or 72.0% of consolidated revenue for the year ended December 31, 1995. It offers a variety of life insurance, annuity and disability income products, and mutual funds and other investment products. These products are marketed in all 50 states by a career agency force of over 7,200 agents. The Insurance Group's Income Manager series of annuity products, which was introduced in May, 1995, is also distributed through securities firms, financial planners and banks. As of December 31, 1995, the Insurance Group had over two million policy or contractholders. Equitable Life, which was established in the State of New York in 1859, has been among the largest life insurance companies in the United States for more than 100 years. Since Equitable Life's demutualization in 1992, its ratio of capital (capital, surplus and asset valuation reserve ("AVR")) to general account liabilities (excluding AVR) under statutory accounting principles has more than doubled from 4.9% at December 31, 1991 to 11.9% at December 31, 1995, one of the highest such ratios among its principal competitors. At December 31, 1995, Equitable Life's statutory assets (excluding Separate Accounts) were $32.05 billion, statutory liabilities (excluding AVR) were $28.67 billion, and capital (capital, surplus and AVR) was $3.40 billion. For additional information on the Individual Insurance and Annuities segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment," Note 18 of Notes to Consolidated Financial Statements, as well as "Employees and Agents," "Competition" and "Regulation".

  --------
1 As used in this Form  10-K,  "Equitable  Life"  refers to The  Equitable  Life
  Assurance Society of the United States, a New York stock life insurance company, "Holding Company" refers to The Equitable Companies Incorporated, a Delaware corporation, and the "Company" or "The Equitable" refers to Equitable Life and its consolidated subsidiaries. See Note 2 of Notes to Consolidated Financial Statements (Item 8 of this report for information on the principles of consolidation. The term "Insurance Group" refers collectively to Equitable Life and its wholly owned subsidiaries, Equitable Variable Life Insurance
  Company ("EVLICO") and Equitable of Colorado, Inc. ("EOC"). The term "Investment Subsidiaries" refers collectively to Equitable Life's wholly owned subsidiary, Equitable Real Estate Investment Management, Inc., together with its affiliates Equitable Agri-Business, Inc., and EQ Services, Inc. (collectively referred to herein as "Equitable Real Estate"), to Equitable Life's publicly traded affiliates, Alliance Capital Management L.P. ("Alliance") and Donaldson, Lufkin & Jenrette, Inc. ("DLJ") and in each case their respective subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life, EVLICO and EOC and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of
  Equitable Life and EVLICO, excluding those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations and does not include assets held in the General Account associated with the Insurance Group's discontinued guaranteed interest contract ("GIC") Segment which are referred to herein as "GIC Segment Investment Assets".

                                      1-1

Products. The Insurance Group emphasizes the sale of individual variable life insurance products and individual variable annuity products (both tax-qualified and non-qualified). These products are designed to meet the life insurance, asset accumulation and retirement funding needs of the Insurance Group's targeted markets. They offer multiple Separate Account investment options, including bond funds, domestic and global equity funds, a balanced fund, and a series of asset allocation funds, as well as General Account guaranteed interest options. The range of investment options creates flexibility in meeting individual customer needs. The Insurance Group's Separate Accounts are managed principally by Alliance.

In 1995, the Insurance Group introduced its Income Manager series of retirement products which are annuities designed to provide for both the accumulation and distribution of retirement assets. In addition to offering Separate Account investment options, these products offer a market value adjusted fixed rate option which provides a guaranteed interest rate to a fixed maturity date and a market value adjustment for withdrawals or transfers prior to such date.

To fund the pension plans (both defined benefit and defined contribution) of small to medium-sized employers, the Insurance Group offers annuity products tailored to the small pension market. These products offer both Separate Account and General Account investment options.

The overall growth of Separate Account assets is a strategic objective of Equitable Life. To the extent that the investment funds associated with variable life insurance and variable annuity products are placed in the Separate Accounts rather than in the General Account, the investment risk (and reward) is transferred to policyholders while Equitable Life earns fee income from the management of assets held in the Separate Accounts. Management believes that this fee income produces a more predictable income stream than the spread income from traditional products. In addition, variable products, because they involve less risk to the Insurance Group than traditional products, require less capital. Separate Account options also permit policy owners to choose more aggressive or conservative investment strategies without affecting the composition of General Account assets. Over the past five years, Separate Account balances for individual variable life and variable annuities have increased by $9.77 billion to $13.16 billion at December 31, 1995.

The Insurance Group also sells traditional whole life insurance and term insurance products, disability income products, and, through its wholly owned broker-dealer subsidiary Equico Securities, Inc. ("Equico"), mutual funds. During 1995, the Insurance Group's career agency force sold approximately $867.0 million in mutual funds through Equico. In cases where the Insurance Group does not offer an insurance product suitable for the needs of a particular customer, the Insurance Group provides its agents with access to a number of additional insurance products through EquiSource, Inc., a wholly owned insurance brokerage subsidiary.

In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers. The Insurance Group also assumes accident, health, aviation and space risks by participating various reinsurance pools.

In early 1990, the Insurance Group discontinued its group life and health insurance operations by selling its joint venture interest in EQUICOR, a joint venture between Equitable Life and Hospital Corporation of America. Effective September 15, 1992, the Insurance Group ceased to sell new individual major medical policies. Since July 1, 1993, new disability income policies have been 80% reinsured through an arrangement with Paul Revere Life Insurance Company.

                                      1-2

The following table summarizes premiums and deposits for the Individual Insurance and Annuities segment's products combining amounts for the Closed Block and amounts for operations outside the Closed Block.

                    Individual Insurance and Annuity Products
                                Premiums/Deposits
                                  (In Millions)

                                                         Years Ended December 31,
                                                  ----------------------------------
                                                     1995        1994       1993
                                                  ----------- ---------- -----------
Individual annuities ...........................   $  2,847.4 $  2,766.9 $  2,302.0
Variable and interest-sensitive life insurance.       1,358.4    1,264.9    1,104.0
                                                   ----------   -------- ----------
Total ..........................................      4,205.8    4,031.8    3,406.0
                                                   ----------   -------- ----------

Traditional life insurance .....................        887.4      925.9      979.3
Other ..........................................        463.6      433.7      413.9
                                                   ----------   -------- ----------
Total ..........................................   $  5,556.8 $  5,391.4 $  4,799.2
                                                   ========== ========== ==========

Markets. The Insurance Group's targeted customers include middle and upper income individuals such as professionals, owners of small businesses, employees of tax-exempt organizations and existing customers. For variable life, the Insurance Group has targeted certain markets including the retirement savings market, particularly non-qualified retirement planning, the estate planning market, the market for business continuation needs (e.g. the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income savings and life protection markets. The Insurance Group's target markets for variable annuities include the tax exempt markets (particularly retirement plans for educational and non-profit organizations), corporate pension plans (particularly 401-K defined contribution plans covering 25 to 250 employees) and the IRA retirement planning market. The Insurance Group's Income Manager series of annuity products is designed to address the market of those at or near retirement who have a need to convert retirement savings into retirement income.

Demographic studies suggest that, as the post-World War II "baby boom" generation ages over the next decade, there will be growth in the number of individuals who management believes are most likely to purchase the Insurance Group's savings-oriented products. Those studies also suggest that over the next 15 years there will be significant growth in the number of new retirees. Management believes this growth in the retiree population represents an opportunity for the Insurance Group's Income Manager products. In addition, management believes the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options) will continue. Management believes the asset accumulation needs of customers in these target markets for estate planning, the planning for and management of retirement and education funds and other forms of long-term savings, as well as their traditional insurance protection needs, can be satisfied by the range of insurance and annuity products offered by the Insurance Group.

In 1995, the Insurance Group collected premiums and deposits from policy or contractholders in all 50 states, the District of Columbia and Puerto Rico. For the Individual Insurance and Annuities segment, the states of New York (18.4%), New Jersey (7.0%), California (6.5%), Illinois (6.4%), Pennsylvania (6.1%) and Michigan (5.5%) contributed the greatest amounts of premiums (accounted for on a statutory basis), and no other state represented more than 5% of the Insurance Group's statutory premiums. The Insurance Group also collected premiums in Canada and certain other foreign countries, but premiums from all foreign countries represented less than 1% of the Insurance Group's 1995 aggregate statutory premiums.

Distribution. Products are distributed primarily through a career agency force of over 7,200 professionals organized into approximately 80 agencies across the United States which are owned and managed by the Insurance Group and which provide agents with training, marketing and sales support. After an initial training period, agents are compensated by commissions based on product sales levels and key profitability factors, including persistency. The Insurance Group sponsors pension and other benefit plans and sales incentive programs for its agents which provide incentives to encourage agents to focus their sales efforts on the Insurance Group's products. Most of the Insurance Group's career agents

                                      1-3
are not prohibited from selling traditional insurance products offered by other companies. Equitable Life's Law Department maintains a Compliance Group staffed with compliance professionals who, working together with attorneys in the Law Department, review and approve advertising and sales literature prior to use by the Insurance Group's agency force and monitor customer complaints.

As of December 31, 1995, approximately 85% of the Insurance Group's agents were licensed to sell variable insurance and annuity products as well as certain investment products, including mutual funds. The Insurance Group leads the insurance industry in the number of agents and employees who hold both the Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC) designations, which are awarded by the American College, a professional organization for insurance and financial planning professionals. Management believes that the professionalism of its agency force provides it with a competitive advantage in the marketing of the Insurance Group's sophisticated insurance products, including variable insurance and annuities.

In a continuing effort to enhance the quality of the Insurance Group's agency force, during 1995 management focused its recruiting efforts on attracting professionals from related fields such as accounting, banking and law. Management believes that the knowledge and experience of these individuals enables them to add significant value to client service and that recruiting more experienced individuals has had a positive impact on the retention rate of first year agents. In 1995, management also implemented a new needs-based selling strategy with the introduction of its Financial Fitness Profile. Financial Fitness Profile is designed to make the client's long-term financial needs the key ingredient of the sales process and is used by the Insurance Group to identify a client's risk exposure and financial goals in order to develop a comprehensive financial strategy addressing the client's unique situation. Management believes its Financial Fitness Profile adds significant value to client service and provides an excellent foundation for building long-term relationships with the Insurance Group's customers.

During 1995, management also undertook a number of initiatives to increase the efficiency and lower the costs of the Insurance Group's distribution system. These initiatives included the consolidation of new business processing, the implementation of a new underwriting system, and the introduction of Equitable Life Workstation which gives each agent on-line access to information about clients, policy transactions and home office announcements.

In connection with the introduction of the Insurance Group's Income Manager series of products in 1995, management began implementing new distribution channels to complement the capabilities of its career agency force. These new channels for distribution of the Income Manager products include brokerage houses, banks and financial planners. During 1995, because state approvals in major markets for the new Income Manager products were not received until late in the year, management focused on regional securities firms and financial planners. During 1996, management intends to expand these new distribution channels to national securities firms.

Insurance Underwriting and Reinsurance. The risk selection process is carried out in the Insurance Group by underwriters who evaluate policy applications on the basis of information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. Underwriting rules and procedures are established by the Insurance Group's underwriting area and are designed to produce mortality results consistent with assumptions used in product pricing while providing for competitive risk selection.

The Insurance Group limits risk retention on new policies to a maximum of $5.0 million and all in force business above $5.0 million has been reinsured. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1% of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also assumes mortality risk as a reinsurer. Mortality risk on any single life (through reinsurance assumed and directly written coverage) is limited to $5.0 million. For additional information on the Insurance Group's reinsurance agreements, see Note 12 of Notes to Consolidated Financial Statements.

                                      1-4

Insurance Liabilities. The Insurance Group has established liabilities for policyholders' account balances and future policy benefits to meet obligations on various policies and contracts. Policyholders' account balances for universal life and variable life and other investment-type policies are equal to cumulative account balances, which are the sum of net premiums or considerations plus credited interest or net investment results, less expense, mortality and risk charges and withdrawals. Future policy benefits for traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration.

The insurance liabilities reflected in the consolidated balance sheets included herein are prepared in accordance with GAAP and differ from the reserves prescribed by statutory accounting practices and carried on the Insurance Group's statutory financial statements. The variances arise from differences in the reserve calculation methods and from the use of different mortality, morbidity, interest rate and persistency assumptions.

Investment Services

General. The Investment Services segment, which in 1995 accounted for approximately $949.1 million or 21.0% of consolidated revenues, provides investment management, investment banking, securities transaction and brokerage services to both corporate and institutional clients, including the Insurance Group, and to high net worth individuals. In recent years, rapid growth in sales of mutual funds to individuals and retail clients has augmented the traditional focus on institutional markets. This segment also includes the institutional Separate Accounts, which provide various investment options for group clients through pooled or single group accounts. The results of DLJ were included in Equitable Life's consolidated statements of earnings until December 15, 1993, the date on which Equitable Life sold a 61% interest in DLJ to the Holding Company. Subsequent to that date, DLJ is accounted for on the equity basis. See
Note 20 of Notes to Consolidated Financial Statements. For additional information on the Investment Subsidiaries, including their respective results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment
- Investment Services".

Equitable Life continues to pursue its strategy of increasing third party assets under management. The Investment Subsidiaries have steadily added to third party assets under management, while continuing to provide investment management services to the Insurance Group. At December 31, 1995, Equitable Life and its subsidiaries had $189.8 billion of assets under management and DLJ had $4.5 billion of assets under management for a total of $195.3 billion. Of this total, $144.4 billion (or 73.9%) were managed by the Investment Subsidiaries for third parties, including domestic and overseas investors, mutual funds, pension funds, endowment funds and, through the Insurance Group's Separate Accounts, insurance and annuity customers of the Insurance Group. Approximately $138.9 million (14.6%) of the revenues of the Investment Services segment for the year ended December 31, 1995 consisted of fees earned by the Investment Subsidiaries for investment management and other services provided to the Insurance Group and to unconsolidated real estate joint ventures. For additional information on fees and assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Services - Fees From Assets Under Management".

Alliance

General - Alliance, one of the nation's largest investment advisors, provides diversified investment management services to a variety of institutional clients, including pension funds, endowments and foreign financial institutions, as well as to individual investors principally through a broad line of mutual funds. As of December 31, 1995, Alliance had approximately $146.5 billion in assets under management (including $125.0 billion for third party clients). Alliance's assets under management at December 31, 1995 consisted of approximately $97.7 billion from institutional clients and approximately $48.8 billion from products for individual investors. Alliance's greatest growth in recent years has been in products for individual investors, primarily mutual funds, which generate relatively high management and servicing fees as compared to fees charged to institutional accounts. As of December 31, 1995, The Equitable owned a 1% general partnership interest in Alliance and approximately 58.7% of the units representing assignments of beneficial ownership of limited partnership interests in Alliance ("Alliance Units").

                                      1-5

Alliance is not currently subject to Federal income tax on its partnership business; however, under the Revenue Act of 1987, Alliance, as a publicly traded partnership, will become subject to Federal income tax commencing on January 1, 1998 and may become subject to Federal income tax prior to January 1, 1998 under certain circumstances. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources - Insurance Group - Sources of Insurance Group Liquidity".

During the fourth quarter of 1995, Alliance entered into an agreement to acquire Cursitor-Eaton Asset Management Company and Cursitor Holdings Ltd. (collectively "Cursitor") and, in January, 1996, Alliance agreed in principle to form a joint venture with Albion Asset Advisors, a New York based investment specialist. The Cursitor acquisition, which was completed on February 29, 1996, increased Alliance's assets under management by approximately $10.5 billion. For additional information on these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services".

Alliance's business can be divided into two broad categories: Institutional Account Management and Individual Investor Services. Alliance's institutional account management business consists primarily of the active management of equity and fixed income accounts. Alliance's individual investor services, which developed as a diversification of its institutional investment management business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

Institutional Account Management - At December 31, 1995, institutional accounts (other than investment companies and deposit accounts) represented approximately 67% of Alliance's total assets under management while the fees earned from the management of those accounts represented approximately 36% of Alliance's revenues for the year ended December 31, 1995. Alliance's institutional account management business consists primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts. Alliance also provides active management for international (non U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, venture capital portfolios, and hedge fund portfolios. In addition, Alliance provides "passive" management services for equity, fixed income and international accounts.

As of December 31, 1995, Alliance acted as investment manager for approximately 1,000 institutional accounts (other than investment companies) which include corporate employee benefit plans, public employee retirement systems, the General and Separate Accounts of Equitable Life and its insurance company subsidiaries, endowment funds, foundations, foreign governments and financial and other institutions. The General and Separate Accounts of the Insurance Group are Alliance's largest institutional clients. Alliance's institutional accounts are managed pursuant to written investment management agreements between the clients and Alliance, which are usually terminable at any time or upon relatively short notice by either party.

Individual Investor Services - Alliance also (i) manages The Hudson River Trust which is the funding vehicle for the individual variable life insurance and annuity products offered by the Insurance Group; (ii) manages and sponsors a broad range of open and closed-end mutual funds other than The Hudson River Trust ("Alliance Mutual Funds"); and (iii) provides cash management services (money market funds and Federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies, and other financial intermediaries. The assets comprising all Alliance Mutual Funds, The Hudson River Trust and deposit accounts on December 31, 1995, amounted to approximately $48.8 billion.

For additional information on Alliance, see Alliance's Annual Report on Form 10-K for the year ended December 31, 1995.

Donaldson, Lufkin & Jenrette, Inc.

DLJ, in which Equitable Life owns a minority 36.1% interest, is a leading integrated investment and merchant bank that serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading; merchant banking; financial advisory services; investment research; correspondent brokerage services; and asset management. On October 30, 1995, DLJ completed an initial public offering ("IPO") of 10.58 million shares of its common stock and the sale of $500.0 million aggregate principal amount of its senior notes due November 1, 2005. See Note 20 of Notes to Consolidated Financial Statements for additional information. At December 31, 1995, Equitable Life owned approximately 36.1% and the Holding Company owned approximately 44.1% of DLJ's issued and outstanding common stock. Assuming full vesting of the forfeitable restricted stock units and the exercise of stock options granted to certain employees in connection

                                      1-6
with DLJ's IPO (but excluding any shares issued under employee stock options which may be granted after the IPO), Equitable Life would own approximately 28% and the Holding Company would own approximately 35% of DLJ's common stock. While DLJ is now accounted for on the equity basis in Equitable Life's consolidated financial statements, the financial data contained in the following description reflects DLJ's business in total.

DLJ conducts its business through three principal operating groups, each of which is an important contributor to revenues and earnings: the Banking Group, which includes DLJ's Investment Banking, Merchant Banking and recently formed Emerging Markets groups; the Capital Markets Group, consisting of DLJ's Fixed Income, Institutional Equities and Equity Derivatives Divisions, as well as Sprout, its venture capital affiliate; and the Financial Services Group, comprised of Pershing, the Investment Services Group and Wood Struthers & Winthrop; and Autranet, a distributor of investment research products.

DLJ's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad. Through its Investment Banking group, DLJ manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. Its Merchant Banking group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, DLJ and its employees. The recently formed Emerging Markets Group specializes in client advisory services for mergers, acquisitions and financial restructurings, as well as merchant banking and the underwriting, placement and trading of equity, debt derivative securities in Latin America and Asia.

The Capital Markets Group encompasses a broad range of activities including trading, research, origination and distribution of equity and fixed income securities, private equity investments and venture capital. Its Fixed Income Division provides institutional clients with research, trading and sales services for a broad range of taxable fixed income products including high yield corporate, investment grade corporate, U.S. government and mortgage-backed securities. The Institutional Equities division provides institutional clients with research, trading and sales services in U.S. listed and over the counter equity securities. In addition, DLJ's Equity Derivatives Division provides a broad range of equity and index options products, while Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry.

The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries which represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for over 500 U.S. brokerage firms which collectively maintain over 1.3 million client accounts. DLJ's Investment Services Group provides high net worth individuals and medium and smaller sized institutions with access to DLJ's equity and fixed income research, trading services and underwriting. Through Wood, Struthers & Winthrop Management Corporation ("Wood, Struthers & Winthrop"), DLJ provides investment management and trust services primarily to high net worth individual investors and institutions. During the first quarter of 1996, DLJ created a new unit, DLJ Asset Management Corp., which will provide asset management services to institutions and corporations.

Autranet Inc., a registered broker-dealer and member firm of the NYSE, is active in the distribution of investment research products purchased from approximately 450 sources known as "independent originators." Independent orginators are research specialists, not primarily employed by securities firms, and range in size and scope from large economic consulting firms to individual freelance analysts. Autranet generates its revenues from a client base of over 400 domestic and international institutions.

                                      1-7

The securities industry generally experienced favorable market conditions in 1995, as strong rallies in the stock and bond markets and strong trading volumes on all major exchanges helped fuel merger and acquisition activity as well as underwriting activity. DLJ's principal business activities are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions, and the size and timing of transactions.

For additional information on DLJ, see DLJ's Annual Report on Form 10-K for the year ended December 31, 1995.

Equitable Real Estate

General - As of December 31, 1995, Equitable Real Estate had $25.7 billion of assets under management (including $13.9 billion for third party clients). The decline in assets under management from December 31, 1994 was primarily due to Equitable Real Estate's sale, on October 27, 1995, of 30 commercial mortgage servicing contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services". Equitable Real Estate is ranked as the largest United States manager of tax-exempt assets invested in real estate and provides real estate investment management services, property management services (through its two COMPASS subsidiaries), mortgage servicing and loan asset management, mortgage loan origination (through its affiliate Column Financial, Inc.) and agricultural investment management (through its affiliate Equitable Agri-Business, Inc.).

Equitable Real Estate has capabilities in a variety of major real estate disciplines including acquisitions and financings, portfolio management, asset management, appraisals, asset disposition and workouts and capital markets. Equitable Real Estate offers a broad range of products and services to its third-party client base, which includes more than 300 corporate, public and multi-employer pension funds, insurance companies, foreign investors and individual accounts.

As of December 31, 1995, Equitable Real Estate managed equity and joint venture interests in approximately 1,000 investments covering over 238 million square feet of real estate, and managed over 11,000 mortgage loans (approximately 874 of which were commercial loans) with a carrying value of approximately $8.9 billion. The equity real estate and mortgage portfolios managed by Equitable Real Estate include investments in a range of commercial, agricultural and industrial properties including regional and neighborhood shopping centers, downtown and suburban office buildings, apartments, warehouse and distribution facilities and hotels. As of December 31, 1995, Equitable Real Estate managed one of the largest portfolios of regional shopping malls in the United States and managed substantial holdings in major center city office properties.

Institutional Account Management - As of December 31, 1995, Equitable Real Estate managed $11.2 billion in real estate assets on behalf of approximately 246 pension funds. Equitable Real Estate's largest real estate investment account is Prime Property Fund which had net assets of $2.9 billion as of December 31, 1995, making it the largest open-end real estate investment fund for pension funds in the United States.

In addition, Equitable Real Estate offers a series of special focus, closed-end pooled funds, certain single and multi-property pooled funds, single client accounts tailored to achieve a specific set of investment goals and certain other accounts tailored to meet the objectives of large public pension fund clients.

Mortgage Operations - At December 31, 1995, Equitable Real Estate managed a mortgage portfolio on behalf of the Insurance Group with an outstanding balance of approximately $6.5 billion. Services provided by Equitable Real Estate to the Insurance Group and other clients include mortgage and asset management services including due diligence, portfolio valuation, loan custody, maintenance, reporting and cash management, loan restructuring, foreclosures, equity real estate management and disposition.

Property Management Operations - At December 31, 1995, COMPASS Management and Leasing and COMPASS Retail managed over 140 million square feet of commercial office and retail space for Equitable Life and third party clients. Services provided by these two subsidiaries of Equitable Real Estate include property and facilities management of commercial properties and management and development of regional shopping centers.

                                      1-8

Other Operations - At December 31, 1995, Equitable Real Estate's International Group managed approximately $1.6 billion in U.S. real estate investments for 31 Pacific Rim and European investors. Equitable Real Estate's international products include direct equity real estate investments and pooled equity real estate funds. In addition, Equitable Agri-Business offers agricultural investment management advisory services to the Insurance Group and third party clients. Equitable Real Estate also has various joint venture relationships, including Column Financial, Inc., a venture with DLJ, which originates, packages and securitizes mortgage loans, and Equitable Real Estate Hyperion Capital Advisors, LLP., a venture with Hyperion Capital Management, Inc., which provides advice with respect to investments in commercial mortgage-backed securities.

Institutional Separate Accounts

The Investment Services segment includes the Insurance Group's Separate Accounts for group clients. Pooled Separate Accounts offer pension fund clients diversification and economies of scale in asset management. Investment options range across the risk spectrum from short-term fixed income portfolios, to equity oriented growth and small capitalization portfolios, to real estate funds. At December 31, 1995, assets held in the institutional Separate Accounts totaled $11.41 billion. Alliance and Equitable Real Estate derive fee income from management of assets invested in these institutional Separate Accounts.

Group Pension

General. The Group Pension segment, which in 1995 accounted for approximately $292.0 million, or 6.5%, of consolidated revenues includes traditional participating group annuity contracts, conversion annuities and association plans. Due to decreased demand for traditional defined benefit participating group annuities, the Group Pension segment has made few new group annuity sales in recent years.

Products. The following table summarizes premiums/deposits for the Insurance Group's principal Group Pension products.

                                  Group Pension
                                Premiums/Deposits
                                  (In Millions)

                                                      Years Ended December 31,
                                                ----------------------------------
                                                  1995         1994         1993
                                                --------     --------    ---------
Participating group annuities ...........       $  213.2     $  144.9     $  209.0
Association plans .......................          139.6         88.2         60.9
Conversion annuities ....................            1.9          1.3          1.5
                                                --------     --------     --------
Total Premiums/Deposits .................       $  354.7     $  234.4     $  271.4
                                                ========     ========     ========

The Insurance Group's principal Group Pension products are traditional participating group annuity contracts and conversion annuities for defined benefit plans of larger employers, neither of which are currently offered to new clients. Other products include association plans under group annuity contracts which provide full service retirement programs for independent businesses affiliated with large professional and trade associations. Future policy benefits/account balances for these products are held in the General Account and, in the case of association plan contracts, also in the institutional Separate Accounts.

Discontinued Operations

In September 1991, Equitable Life discontinued the business operations of the GIC Segment, reflecting management's strategic decision to focus its attention and capital on its core individual insurance and investment services businesses. See Note 7 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

                                      1-9

The discontinued GIC Segment consists of the GIC and Wind-Up annuity lines of business. The GIC line of business includes several types of GIC products pursuant to which Equitable Life is contractually obligated to credit an interest rate which was set at the date of issue. These contracts have fixed maturity dates on which funds are to be returned to the contractholder. Wind-Up annuity products, the terms of which are fixed at issue, were sold to corporate sponsors of terminating qualified defined benefit plans. At December 31, 1995, $1.40 billion of GIC Segment liabilities to contractholders were outstanding, of which $329.2 million were related to GIC products and the balance to Wind-Up annuities.

Closed Block

In connection with the demutualization, Equitable Life established the Closed Block, consisting of certain classes of individual participating policies in respect of which Equitable Life had a dividend scale payable in 1991 and which were in force on July 22, 1992. Since the Closed Block was funded to provide for payment of guaranteed benefits under such policies and, in addition, for continuation of dividends paid under 1991 dividend scales, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block experiences very substantial adverse deviations in investment, mortality, persistency or other experience factors. If the assets allocated to the Closed Block, the cash flows therefrom and the revenues from the Closed Block prove to be insufficient to pay the benefits guaranteed under the policies included in the Closed Block, Equitable Life will be required to make such payments from its general funds. In addition, if the investment, mortality, persistency or other experience of the Closed Block was substantially worse than that of Equitable Life's principal competitors, management might, for competitive reasons, use Equitable Life's general funds to maintain competitive dividend levels. For more information on the Closed Block, see Notes 2 and 6 of Notes to Consolidated Financial Statements.

General Account Investment Portfolio

General. The Insurance Group's General Account consists of a diversified portfolio of investments. The General Account liabilities can be divided into two primary types, participating and non-participating. For participating products, the investment results of the underlying assets determine, to a large extent, the return to the policyholder, and the Insurance Group's profits are earned from investment management, mortality and other charges. For non-participating or interest-sensitive products, the Insurance Group's profits are earned from a positive spread between the investment return and the crediting or reserve interest rate.

Although all the assets of the General Account of each insurer in the Insurance Group support all of that insurer's liabilities, the Insurance Group has developed an asset/liability management approach with separate investment segments within each insurer for specific classes of product liabilities, such as insurance, annuity and group pension. As part of this approach, the Insurance Group develops investment guidelines for each product line which form the basis for investment strategies to manage each product's return and liquidity requirements. Specific investments frequently meet the requirements of, and are acquired by, more than one investment segment, with each such investment segment holding a pro rata interest in such investments and the cash flows therefrom.

The Closed Block assets are a part of continuing operations and have been combined on a line-by-line basis with assets outside of the Closed Block for comparability purposes. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis. The General Account Investment Assets and the Holding Company Group investment portfolio are discussed below. For further information on these portfolios and on GIC Segment Investment Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio and - Discontinued Operations". Most individual investments in the portfolios of the GIC Segment and the Holding Company Group are also included in General Account Investment Assets (which include the Closed Block).

                                      1-10

The following table summarizes General Account Investment Assets by asset category for the periods shown.

                        General Account Investment Assets
                              Net Amortized Cost(1)
                              (Dollars In Millions)

                                          At December 31, 1995       At December 31, 1994
                                        ------------------------   -----------------------
                                            Amount    % of Total      Amount    % of Total
                                        ------------  ----------   -----------  ----------
Fixed maturities .....................   $  19,149.9     56.7%     $  16,871.6     52.2%
Mortgages ............................       5,007.1     14.8          5,582.9     17.3
Equity real estate ...................       4,130.3     12.2          4,654.7     14.4
Other equity investments .............         764.1      2.3            846.1      2.6
Policy loans .........................       3,773.6     11.2          3,559.1     11.0
Cash and short-term investments ......         952.1      2.8            824.2      2.5
                                         -----------    ------     -----------    ------
Total ................................   $  33,777.1    100.0%     $  32,338.6    100.0%
                                         ===========    ======     ===========    ======

(1)  Amortized cost net of valuation allowances.

The present composition of the General Account reflects decisions made in 1990 to increase the credit quality of the investment portfolio to support the Insurance Group's objectives of strengthening the balance sheet and improving profitability. The Insurance Group has substantially reduced its exposure to commercial mortgages since December 31, 1990 when they comprised $7.52 billion or 22.4% of the net amortized cost of General Account Investment Assets to $3.33 billion or 9.9% at December 31, 1995. The equity real estate portfolio has increased modestly from $3.87 billion or 11.6% of net amortized cost at the end of 1990 to $4.13 billion or 12.2% at December 31, 1995, primarily due to properties acquired through foreclosure. Other equity investments have declined from $1.30 billion or 3.9% at December 31, 1990 to $764.1 million or 2.3% at December 31, 1995. In addition, below investment grade fixed maturities were reduced from a net amortized cost of $3.3 billion or 9.9% of General Account Investment Assets at December 31, 1990 to $1.13 billion or 3.5% at December 31, 1993. In light of the Insurance Group's significantly reduced exposure to below investment grade securities, management increased its portfolio of below investment grade securities in 1994 and 1995 to a net amortized cost of $2.61 billion or 7.7% of General Account Investment Assets at December 31, 1995, primarily through purchases of below investment grade public fixed maturities.

Investment Surveillance. As part of the Insurance Group's investment management process, management, with the assistance of its asset managers, constantly monitors General Account investment performance. This process culminates with a quarterly review of troubled assets by the Insurance Group's Surveillance Committee which decides whether values of any investments are other than temporarily impaired, whether specific investments should be classified as problems, potential problems or restructured, and whether specific investments should be put on an interest non-accrual basis. For fixed maturities, other than temporary declines in value result in writedowns of the investments to market or estimated fair value. In determining whether valuation allowances are necessary for mortgages or equity real estate, management considers, among other factors, its ability and intent to hold the relevant investments. Any writedowns or changes in valuation allowances are netted against the asset categories to which they apply and are included in total investment results.

When establishing the valuation allowances for mortgages, management considers, among other things, the current and expected future payment status of the loan (i.e., whether the loan is a problem, potential problem or restructured) the estimated fair value of the underlying collateral and expected debt service. Fair values of the underlying collateral are determined based on an analysis of cash flow projections for the properties. The cash flow projections reflect specific conditions affecting each property and generally assume some gradual improvement in occupancy levels and lease terms from current levels, determined on a property specific basis. For equity real estate (other than real estate identified as available for sale) valuation allowances are based on the relationship between depreciated cost and forecasted cash flows discounted at a rate equal to Equitable Life's cost of funds. The cash flow calculation involves the preparation of cash flow projections for each property for the valuation period (generally the next ten years) and includes an assumed sale of the property at the end of the valuation period. The cash flow forecasts are based on the specific conditions affecting each property, including local real estate conditions, and generally assume a gradual improvement in occupancy levels and

                                      1-11
lease terms from current levels. For equity real estate identified as available for sale, valuation allowances are established and adjusted periodically so that the Insurance Group's carrying value equals estimated fair value, net of disposition costs, or depreciated cost. Management's estimates of fair value and anticipated cash flows used in establishing valuation allowances for mortgages and equity real estate are inherently subjective and involve numerous judgments. For additional information on the valuation of assets held in the General Account, including information on writedowns and valuation allowances for specific classes of assets and the impact of the implementation of new accounting standards, see Notes 2, 3 and 5 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investment Assets Portfolio".

Description of General Account Investment Assets. For portfolio management purposes, General Account Investment Assets are divided into four asset categories: fixed maturities, mortgages, equity real estate and other equity investments.

Fixed Maturities. As of December 31, 1995, the fixed maturities category was the largest asset class of General Account Investment Assets with $19.15 billion in net amortized cost or 56.7% of total General Account Investment Assets. The fixed maturities category consists of both investment grade and below investment grade public and private debt securities, as well as small amounts of redeemable preferred stock. As of December 31, 1995, publicly traded debt securities represented 69.8% of the amortized cost of the asset category, and privately placed debt securities and redeemable preferred stock represented 29.5% and 0.7%, respectively. As of December 31, 1995, 86.4% ($16.54 billion) of the amortized cost of fixed maturities were rated investment grade (National Association of Insurance Commissioners ("NAIC") bond rating 1 or 2). For a discussion of the credit quality of fixed maturities see "Management's Discussion and Analysis of Financial Condition and Results of Operations General Account Investment Portfolio - Continuing Operations - Investment Results by Asset Category - Fixed Maturities".

The following table summarizes fixed maturities by remaining average life as of December 31, 1995.

              Fixed Maturity Investments By Remaining Average Life
                                December 31, 1995
                              (Dollars In Millions)

                                                              Amortized Cost
                                                   ---------------------------------------
                                                      Public       Private     % of Total
                                                      Fixed        Fixed         Fixed
                                                    Maturities   Maturities    Maturities
                                                   -----------  ------------   -----------
Remaining Average Life:(1)
Less than one year .............................   $     300.6  $    222.9          2.7%
One or more and less than three years ..........       1,645.4       714.1         12.3
Three or more and less than five years .........       1,212.8     1,190.0         12.6
Five or more and less than seven years .........       1,283.2       840.4         11.1
Seven or more and less than ten years ..........       2,481.2     1,526.9         21.0
Ten or more and less than fifteen years ........         941.2       551.1          7.8
Fifteen or more and less than twenty years .....         426.5       135.8          2.9
More than twenty years .........................       1,064.5       124.5          6.2
                                                   -----------  ----------        -----
      Subtotal .................................       9,355.4     5,305.7         76.6
Collateralized mortgage obligations(2) .........       2,003.9       335.3         12.2
Mortgage pass-through securities(2) ............       2,019.1         0.0         10.5
Redeemable preferred stock and other ...........          87.5        43.0          0.7
                                                   -----------  ----------        -----
Total ..........................................   $  13,465.9  $  5,684.0        100.0%
                                                   ===========  ==========        ======

                                      1-12

(1) Assumes debt securities are not called for redemption prior to stated maturity. Declines in prevailing interest rates may result in higher levels of redemptions prior to maturity of fixed maturities that do not have adequate call protection. At December 31, 1995, approximately 57.9% (measured by amortized cost) of fixed maturities (excluding collateralized mortgage obligations ("CMOs"), asset-backed securities, mortgage pass-through securities and preferred stock and other) were non-callable. An additional approximately 26.2% had call protection due to substantial prepayment ("make-whole") premiums. Approximately 15.2% were callable bonds with weighted average coupons of 7.50% or below.

(2) The average life of CMOs and mortgage pass-through securities is not calculated due to the variability of timing of principal repayments. Approximately 79.2% of the CMOs have underlying collateral which bears interest at rates of 7.50% or less and 64.2% of the mortgage pass-through securities bear interest at rates of 7.50% or less.

Investment grade fixed maturities (which includes redeemable preferred stocks) include the securities of 856 different issuers, with no individual issuer representing more than 1.2% of investment grade fixed maturities as a whole. The investment grade fixed maturities are also diversified by industry, with investments in manufacturing (16.2%), finance (9.6%), banking (8.4%), utilities (6.8%), and transportation (5.2%) representing the five largest allocations of investment grade fixed maturities at December 31, 1995. No other industry represented more than 5.0% of the investment grade fixed maturities portfolio at that date.

Below investment grade fixed maturities (NAIC bond rating 3 through 6 and redeemable preferred stocks) include the securities of over 248 different issuers with no individual issuer representing more than 6.9% of below investment grade fixed maturities as a whole. At December 31, 1995, the five largest industries represented in these below investment grade fixed maturities were manufacturing (38.2%), communications (12.5%), wholesale and retail (11.9%), agricultural/mining/construction (8.0%) and finance (6.7%). No other industry represented 5.0% or more of this portfolio. The General Account also has interests in below investment grade fixed maturities through equity interests in a number of high yield funds. See "Other Equity Investments".

For information regarding problem, potential problem and restructured investments in the fixed maturities category, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Fixed Maturities".

Mortgages. As of December 31, 1995, measured by amortized cost, commercial mortgages totaled $3.41 billion (67.1% of the amortized cost of the category), agricultural loans were $1.62 billion (31.9%) and residential loans were $53.2 million (1.0%). As of December 31, 1995, over 97.6% of all commercial mortgage loans, measured by amortized cost, bore a fixed interest rate.

Commercial Mortgages - Commercial mortgages, substantially all of which are made on a non-recourse basis, consist primarily of fixed rate first mortgages on completed properties. As of December 31, 1995, first mortgages (which include all mortgages where no other lender holds a senior position to Equitable Life) represented $3.40 billion (99.6%) of the amortized cost of the commercial mortgage portfolio and there were no construction loans in the category. These loans are diversified by property type. As of December 31, 1995, there were 518 individual commercial mortgage loans collateralized by office buildings, retail properties, industrial properties, apartment buildings, hotels and land. By dollar amount of amortized cost, loans collateralized by downtown office buildings comprised 71.0% of the loans on office properties and regional malls comprised 76.4% of the loans collateralized by retail properties as of such date.

                                      1-13

The following tables set forth the distribution, by property type and by state, of the commercial mortgages as of December 31, 1995.

               Commercial Mortgages By Property Type and By State
                                December 31, 1995
                                  (In Millions)

                               Amortized                                       Amortized
                                 Cost                                            Cost
                             -----------                                      -----------
Property Type:                              State:
Office...................... $  1,586.4     New York......................... $    523.6
Retail......................      936.4     California.......................      363.6
Hotel.......................      445.4     Pennsylvania.....................      265.6
Industrial..................      305.1     Texas............................      244.8
Apartment...................      122.4     Connecticut......................      220.1
Land and other..............       18.0     Ohio.............................      199.7
                             ----------
Total.......................    3,413.7     Maryland.........................      174.9
Less valuation allowances...       79.9     Other (no state larger than 5%)..    1,421.4
                             ----------                                        ---------
Carrying Value.............. $  3,333.8     Total............................    3,413.7
                             ==========
                                            Less valuation allowances........       79.9
                                                                               ---------
                                            Carrying Value...................  $ 3,333.8
                                                                               =========

Substantially all the mortgage loans in the General Account were originated by Equitable Life and not purchased from third parties. Equitable Life's investment policy with regard to the origination of new General Account mortgage loans involves a review of the economics of the property being financed, the loan to value ratio, adherence to guidelines that provide for diversification of Equitable Life's mortgage portfolio by property type and location and a review of prevailing industry lending practices. Equitable Life has substantially slowed its volume of new mortgage loan originations. Equitable Life does not calculate current loan-to-value ratios of its General Account commercial mortgages following their dates of origination; however management believes that the current aggregate loan-to-value ratio of commercial mortgage loans in the problem, potential problem or the restructured categories is higher than the current aggregate loan-to-value ratio of performing loans not in those categories.

At December 31, 1995, loans in the commercial mortgage portfolio (including those portions of the loans in the GIC Segment) to one borrowing group represented 6.9% or more of The Equitable's consolidated shareholders' equity. At that date, The Equitable total investments (including holdings of the Closed Block and discontinued GIC Segment) related to that same borrowing group exceeded 10% of The Equitable's consolidated shareholders' equity. For additional information on these loans, see Note 3 of Notes to Consolidated Financial Statements.

The commercial mortgage portfolio includes both amortizing and balloon loans. Management defines balloon loans to be mortgages for which the final principal payment is more than half of the original loan amount. As of December 31, 1995, 16.5% of the portfolio was comprised of loans that provided for majority or complete amortization prior to final maturity. For information on maturity and principal repayment schedule for the commercial mortgage portfolio as of December 31, 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investment Portfolio - Investment Results of General Account Investment Assets".

For information regarding problem, potential problem and restructured commercial mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investment Portfolio - Continuing Operations - Investment Returns by Asset Category - Mortgages".

Agricultural Mortgages - The agricultural mortgage loans add diversity to the mortgage loan portfolio. As of December 31, 1995, there were approximately 4,533 outstanding agricultural mortgages with an aggregate amortized cost of $1.62 billion.

                                      1-14

Equity Real Estate. While Equitable Life historically has been an active investor in equity real estate, it has a policy of not investing substantial new funds in equity real estate, except to safeguard values in existing investments or to honor outstanding commitments. As of December 31, 1995, 15.9% of the total amortized cost of equity real estate included in General Account Investment Assets represented commercial properties acquired as investment real estate after December 31, 1986. The remainder of the equity real estate portfolio was acquired prior to 1987 or represents properties acquired through foreclosure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investment Portfolio - Continuing Operations Overview".

The equity real estate category consists of office, retail, hotel, industrial and other properties. Office properties constitute the largest component of the category and primarily are significant downtown buildings in major cities. The retail properties are largely regional malls, and the hotels are generally members of major chains with national reservation systems.

The following tables reflect the distribution by property type and state of the equity real estate assets as of December 31, 1995.

                Equity Real Estate By Property Type and By State
                                December 31, 1995
                                  (In Millions)

                             Amortized                                       Amortized
                                Cost                                           Cost
                            ----------                                      -----------
Property Type:                           State:
Office......................$ 2,981.1    Massachusetts....................  $    761.8
Retail......................    447.4    California.......................       560.1
Mixed Use...................    292.3    Illinois.........................       539.2
Industrial..................    250.4    New York.........................       447.6
Agricultural................     30.5    Georgia..........................       401.1
Hotel/Motel.................     24.3    Texas............................       363.9
Apartment...................      2.9    Pennsylvania.....................       216.0
Other.......................    365.5    Other (no state larger than 5%)..     1,104.7
                            ---------                                       ----------
Total.......................  4,394.4    Total............................     4,394.4
Less valuation allowances...    264.1    Less valuation allowances........       264.1
                            ---------                                       ----------
Carrying Value..............$ 4,130.3    Carrying Value...................  $  4,130.3
                            =========                                       ==========

Other Equity Investments. The other equity investments category consists primarily of limited partnership interests in high yield debt and equity funds managed by outside investment managers, The Deal Flow Fund, L.P. which had an amortized cost of $110.1 million at December 31, 1995 (the "Deal Flow Fund"), common and preferred stock acquired in connection with private leveraged buyout transactions and other below investment grade investments (including common stock). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investment Portfolio - Continuing Operations - Investment Results by Asset Category - Other Equity Investments".

Employees and Agents

As of December 31, 1995, The Equitable had approximately 13,300 employees. Of these, approximately 4,200 were employed by the Insurance Group and approximately 9,100 were employed by the Investment Subsidiaries. Fewer than 500 employees are covered by a collective bargaining agreement. In addition, the Insurance Group's career sales force consists of over 7,200 agents, some of whom, including agency and district managers and newer agents compensated on a combined salary and commission basis, are employees of the Insurance Group. Management believes relations with employees and agents are good.

                                      1-15

Competition

Insurance and Annuities. There is strong competition among insurance companies seeking clients for the types of insurance, annuity and group pension products sold by the Insurance Group. Many other insurance companies offer one or more products similar to those offered by the Insurance Group and in some cases through similar marketing techniques. In addition, the Insurance Group competes with banks and other financial institutions for sales of annuity and, to a lesser extent, life insurance products and with mutual funds, investment advisers and other financial entities for the investment of savings dollars.

The principal competitive factors affecting the Insurance Group's business are price, financial and claims-paying ratings, size, strength and professionalism of agency force, range of product lines, product quality, reputation and visibility in the marketplace, quality of service and, with respect to variable insurance and annuity products, investment management performance. Management believes the dual licensing of a large majority of its agency force by the National Association of Securities Dealers, Inc. ("NASD") and the training provided to agents by the Insurance Group provide the Insurance Group with a competitive advantage in effectively penetrating and communicating with its target markets.

Ratings are an important factor in establishing the competitive position of insurance companies. Since Equitable Life's demutualization, the financial strength or claims-paying ratings of Equitable Life and EVLICO have been upgraded by each of Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P"), A.M. Best Company, Inc. and Duff & Phelps Credit Rating Co. As of December 31, 1995, the financial strength or claims-paying rating of Equitable Life and EVLICO was AA- from S&P (4th highest of 18 ratings), A1 from Moody's (5th highest of 19 ratings), A from A.M. Best Company, Inc. (3rd highest of 15 ratings), AA from Fitch Investors Service, L.P. (3rd highest of 18 ratings) and AA- from Duff & Phelps Credit Rating Co. (4th highest of 18 ratings).

During 1996, management intends to explore selective acquisition opportunities in Equitable Life's core insurance and asset management businesses.

Investment Fund Management. The investment management industry is highly competitive and new entrants continually are attracted to it, due in part to relatively few barriers to entry. Alliance and Equitable Real Estate are subject to substantial competition in all aspects of their business. Pension fund, institutional, and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Alliance and Equitable Real
Estate compete with these investment managers primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Consultants also play a major role in the selection of managers for pension funds.

Many of the firms competing with these Investment Subsidiaries for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the investment performance and range of mutual funds and cash management services offered, the quality in servicing customer accounts and the capacity to provide financial incentives to intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" plans and the manager's own resources. Equitable Life is subject to New York Insurance Law limitations on the amount it may invest in its Investment Subsidiaries (including Alliance and Equitable Real Estate); however, these limitations do not apply to the Holding Company.

The Insurance Group and the Investment Subsidiaries compete with and are expected to continue to compete with each other by providing investment management services, including sponsoring mutual funds and other investment funds and accounts. For example, Alliance's partnership agreement specifically allows Equitable Life and its subsidiaries (other than Alliance Capital Management Corporation, a wholly owned Equitable Life subsidiary) to compete with Alliance and to seek to develop opportunities that also may be available to Alliance.

Securities and Investment Banking. DLJ encounters significant competition in all aspects of the securities business and competes worldwide directly with other securities firms, both domestic and foreign, a number of which have greater capital, financial and other resources than DLJ currently has at its disposal. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial

                                      1-16
banks and investment  boutiques.  The principal  competitive factors influencing
DLJ's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. DLJ's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.

Regulation

State Supervision. The Insurance Group is licensed to transact its insurance business in, and is subject to extensive regulation and supervision by, all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life and EVLICO are each domiciled in New York and are primarily regulated by the New York Superintendent. The extent of state regulation varies, but most jurisdictions have laws and regulations governing standards of solvency, levels of reserves, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. The New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred. The Insurance Group is required to file detailed annual financial statements, prepared on a
statutory   accounting  basis,   with  supervisory   agencies  in  each  of  the
jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals.

Holding Company Regulation. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on transactions such as the transfer of assets, loans or the payment of dividends between an insurer and its affiliates. Under such laws, transfers of assets, loans or dividends to Equitable Life by its insurance subsidiaries, or by Equitable Life to the Holding Company, may be subject to prior notice or approval depending on the size of such transactions or payments. Equitable Life has agreed in an undertaking to the New York Insurance Department ("NYID") that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) the Holding Company (and certain affiliates, including AXA). Changes in control (generally presumed at a threshold of 10% or more of outstanding voting securities) are also regulated by these laws.

Guaranty Funds. Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed up to prescribed limits to protect policyholders of companies which become impaired or insolvent. Assessments levied against the Insurance Group during each of the past five years have not been material. While the amount of any future assessments cannot be predicted with certainty, management believes that assessments with respect to pending insurance company impairments and insolvencies will not be material to the financial position of Equitable Life.

Statutory Investment Valuation Reserves. Statutory accounting practices require a life insurer to maintain two reserves, an AVR and an interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on most of an insurer's invested assets.

AVR requires life insurers to establish statutory reserves for substantially all invested assets other than policy loans and life insurance subsidiaries. AVR generally captures all realized and unrealized gains or losses on invested assets, other than those resulting from changes in interest rates. Each year the amount of an insurer's AVR will fluctuate as additional gains or losses are absorbed by the reserve. To adjust for such changes over time, an annual contribution must be made to AVR equal to 20% of the difference between the maximum AVR (as determined annually according to the type and quality of an insurer's assets) and the actual AVR. In addition, voluntary contributions to the AVR are permitted, to the extent that AVR does not exceed its maximum level.

As of December 31, 1995, the maximum AVR for the assets of the Insurance Group was $1.9 billion and the actual AVR was $1.3 billion. The $599.6 million difference between the maximum and actual AVR has no statutory or regulatory significance other than its effect on the required future contribution to AVR.

                                      1-17

IMR captures the net gains which are realized upon the sale of fixed income investments and which result from changes in the overall level of interest rates. These net realized gains or losses are then amortized into income over the remaining life of each investment sold. IMR applies to all types of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans).

In 1995, the AVR and IMR decreased statutory surplus by $365.7 million and $80.3 million, respectively, as compared to increases of $285.2 million and $2.1 million, respectively, in 1994. The decrease in statutory surplus caused by the AVR in 1995 primarily was a result of an increase in carrying value of the common stock of investment affiliates held by the Insurance Group and the $118.0 million of voluntary contributions to the AVR. The decrease caused by the IMR resulted from realized capital gains due to changes in interest rates.

Changes in statutory surplus resulting from increases or decreases in AVR and IMR impact the funds available for shareholder dividends. See "Shareholder Dividend Restrictions". AVR and IMR are not included in financial statements prepared in conformity with GAAP. Asset valuation allowances reflected in consolidated financial statements included herein are established under GAAP. While the future effect of both AVR and IMR on the Insurance Group's statutory surplus will depend on the actual composition (both as to type and quality) of the Insurance Group's assets and gains/losses, management does not expect these reserves will reduce its statutory surplus to levels that would constrain the growth of the Insurance Group's operations. See "Regulation Insurance - Statutory Surplus and Capital".

Surplus Relief Reinsurance. The Insurance Group uses surplus relief reinsurance, which has no GAAP financial reporting effect other than from the associated expense and risk charge and administrative costs. However, surplus relief reinsurance does have the effect of increasing current statutory surplus while reducing future statutory earnings. As of December 31, 1995, $278.9 million (7.9%) of the Insurance Group's total statutory capital (capital surplus and AVR) resulted from surplus relief reinsurance. Management reduced surplus relief reinsurance by approximately $271.0 million in 1995 and by $385.1 million since December 31, 1992. Management currently intends to eliminate all surplus relief reinsurance by December 31, 2000. Such reductions will reduce the amount of the Insurance Group's statutory surplus on a dollar-for-dollar basis. The ability of Equitable Life to pay dividends to the Holding Company may be affected by the reduction of statutory earnings caused by reductions in the levels of surplus relief reinsurance.

During 1993, New York and certain other states adopted new and more stringent regulations governing the recognition of surplus relief reinsurance. In accordance with a commitment to the NYID, Equitable Life and EVLICO submit each new reinsurance agreement and amendment to the NYID. Management believes the Insurance Group's surplus relief reinsurance agreements are in substantial compliance with all applicable regulations.

NAIC Ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC calculates annually a number of financial ratios to assist state regulators in monitoring the financial condition of insurance companies. Eleven ratios were calculated based on the 1995 statutory financial statements. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments.

For Equitable Life's 1995 statutory financial statements, four ratios fell outside of the "usual range." These ratios include (i) the ratio of net gain to total income, (ii) the ratio of mortgage loans and real estate to total invested assets, (iii) the ratio of investments in affiliates to capital and surplus, and
(iv) the reserving ratio for individual life insurance products. This result reflects (i) Equitable Life's investment performance in 1995, including realized and unrealized capital gains and losses, (ii) the relatively high level of equity real estate and mortgage loan assets held in Equitable Life's General Account (see "General Account Investment Portfolio"), (iii) the fact that Equitable Life conducts a substantial portion of its business through subsidiaries, and (iv) the effects of Equitable Life's reinsurance contracts, (see "Surplus Relief Reinsurance"). Based on Equitable Life's statutory financial statements for 1994, three of the twelve ratios fell outside of the "usual range" established by the NAIC. After review, an NAIC examiner team designated Equitable Life as requiring second priority regulatory attention based on low surplus, affiliated company transactions, and poor investment

                                      1-18
quality, in each case as reflected in its 1994 statutory financial statements. This designation advised state regulators to accord high priority to Equitable Life in the surveillance process. No regulatory action by the NYID or any other state insurance regulator occurred as a result of this designation.

Based on EVLICO's statutory financial statements for 1995, three ratios fell outside of the "usual range." These include (i) the net change in capital and surplus, (ii) the ratio of net gain to total income, and (iii) the reserving ratio for individual life insurance products. This result reflects (i) EVLICO's investment performance in 1995, including realized and unrealized capital gains and losses, and (ii) the effects of EVLICO's reinsurance contracts. On the basis of its statutory financial statements for 1994, EVLICO had two of twelve ratios outside the "usual range" and received third priority designation by an NAIC examiner team. This designation advised state regulators to accord high priority to EVLICO in the surveillance process. No regulatory actions by the NYID or any other state insurance regulator occurred as a result of this designation.

Management does not expect any 1995 designations accorded to Equitable Life or EVLICO based on their respective 1995 statutory financial statements to have a material adverse effect on the business or operations of Equitable Life or EVLICO or to adversely affect their respective ratings.

Statutory Surplus and Capital. As a licensed insurer in each of the 50 states of the United States, the Insurance Group is subject to the supervision of the regulators of each such state. Such regulators have the discretionary authority, in connection with the continual licensing of any member of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. Equitable Life does not believe the current or anticipated levels of statutory surplus of the Insurance Group present a material risk that any such regulator would limit the amount of new insurance business the Insurance Group may issue.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, could have a significant adverse impact on the Insurance Group's statutory results and financial position. The codification project is not expected to be completed prior to 1997.

Risk-Based Capital. Since 1993, life insurers, including Equitable Life and EVLICO, have been subject to certain risk-based capital ("RBC") guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus AVR and other adjustments) that a life insurance company should have for regulatory purposes taking into account the risk characteristics of the company's investments and products. The RBC requirements establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The New York Insurance Law gives the insurance commissioner explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose adjusted capital does not meet the minimum acceptable level. Equitable Life and EVLICO were above their target RBC ratios at year-end 1995. Proposed changes in the RBC formula that may become effective for year end 1996 statutory financial statements are expected to adversely effect Equitable Life's RBC ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Risk-Based Capital".

Shareholder Dividend Restrictions. Dividends from Equitable Life are not expected to be a source of liquidity for the Holding Company for several years. Since the demutualization, the Holding Company has not received any dividends from Equitable Life. In addition, under the New York Insurance Law, Equitable Life would be permitted to pay shareholder dividends to the Holding Company only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent and the New York Superintendent does not disapprove the distribution. The applicable statute gives the New York Superintendent broad discretion in determining whether the financial condition of a stock life insurance company supports the payment of dividends to its shareholders. There can be no assurance that the New York Superintendent would not prevent the payment of dividends to the Holding Company for several years. See Note 17 of Notes to Consolidated Financial Statements.

                                      1-19

In December 1995, Equitable Life issued $600.0 million aggregate principal amount of surplus notes (the "Surplus Notes"). See Note 8 of Notes to Consolidated Financial Statements. Under the New York Insurance Law, interest and principal payments on the Surplus Notes may be made only out of "free and divisible surplus ...with approval of the Superintendent whenever, in his judgement, the financial condition of such insurer warrants." Accordingly, the New York Superintendent has broad discretion in determining whether to allow Equitable Life to make payments on the Surplus Notes. Any interest or principal payments on the Surplus Notes by Equitable Life will reduce amounts, if any, available for future payment of dividends to Equitable Life's shareholder.

Regulation of Investments. The Insurance Group is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and other equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, require divestiture. As of December 31, 1995, the Insurance Group's investments complied with all such regulations.

Federal Initiatives. Although the Federal government generally does not directly regulate the insurance business, many Federal laws do affect the business in a variety of ways. There are a number of existing or recently proposed Federal laws which may significantly affect the Insurance Group, including employee benefits regulation, removal of barriers preventing banks from engaging in the insurance and mutual fund businesses, the taxation of insurance companies and the taxation of insurance products. In addition, there has been some interest among certain members of Congress concerning possible Federal roles in the regulation of the insurance industry. These initiatives are generally in a preliminary stage and, consequently management cannot assess their potential impact on the Insurance Group at this time.

ERISA Considerations. The Insurance Group and the Investment Subsidiaries act as fiduciaries and are subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions by breaching their duties to ERISA covered plans. In a case decided by the United States Supreme Court in December, 1993 (John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank) the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations applied with respect to the assets underlying the nonguaranteed components. Although Equitable Life has not issued contracts identical to the one involved in Harris Trust, some of its policies relating to ERISA-covered plans may be deemed to have nonguaranteed components subject to the principles announced by the Court. During 1994, Equitable Life added additional guarantees to certain of these contracts.

In the absence of court decisions clarifying the Supreme Courts ruling, the full extent to which Harris Trust makes the fiduciary standards and prohibited transaction provisions of ERISA applicable to all or part of insurance company general account assets, however, cannot accurately be determined at this time. The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. The life insurance industry is currently discussing with the DOL the possibility of exemptions from the prohibited transaction provisions of ERISA in view of Harris Trust. Prohibited Transaction Exemption 95-60, granted by the DOL on July 7, 1995, exempted from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employee benefit plans have an interest. The exemption does not cover all such transactions, and the insurance industry continues to seek further relief, including legislative relief from Congress. Pending further development of these and other matters, Equitable Life is unable to determine whether the Harris Trust decision will result in any liability and, if so, its nature and scope.

Environmental Considerations. As owners and operators of real property, Equitable Life and certain Investment Subsidiaries are subject to extensive Federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk there may be potential environmental liabilities and costs in connection with any required remediation of such properties. Equitable Life routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by Equitable Life. Based on these environmental assessments and compliance with Equitable Life's internal environmental procedures, management believes that any costs associated with compliance with environmental laws and regulations regarding such properties

                                      1-20
would not be material to the consolidated financial position of Equitable Life. Furthermore, although Equitable Life and certain of its subsidiaries hold equity positions in companies that could potentially be subject to environmental liabilities, management believes, based on its assessment of the businesses and properties of these companies and the level of involvement of Equitable Life and the subsidiaries in the operation and management of such companies, any environmental liabilities with respect to these investments would not be material to the consolidated financial position of Equitable Life.

Securities Laws. Equitable Life, certain of its insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Certain Separate Accounts of Equitable Life and EVLICO are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life and EVLICO are also registered under the Securities Act of 1933, as amended (the "Securities Act"). Equitable Life, EVLICO, Equico, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and certain other subsidiaries of Equitable Life are registered as broker-dealers (collectively the "Broker-Dealers") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation (as discussed below in "Investment Banking" with reference to DLJSC), and are members of, and subject to regulation by, the NASD and various other self regulatory organizations ("SROs"). As a result of registration under the Exchange Act and SRO memberships, the Broker-Dealers are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SROs and to prevent improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, and clearance and settlement procedures. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

Equitable Life and certain of the Investment Subsidiaries also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies managed by the Investment Subsidiaries, including a variety of mutual funds and other pooled investment vehicles, are registered with the Commission under the Investment Company Act. All aspects of Equitable Life's and the Investment Subsidiaries' investment advisory activities are subject to various Federal and state laws and regulations and to the law in those foreign countries in which they conduct business. Such laws and regulations relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, recordkeeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud provisions. The failure to comply with such laws may result in possible sanctions including the suspension of individual employees, limitations on the activities in which the investment advisor may engage, suspension or revocation of the investment advisor's registration as an advisor, censure and/or fines.

Investment Banking. DLJ's business is, and the securities industry generally is, subject to extensive regulation in the United States at both the Federal and state level. Various regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. DLJSC is registered as a broker-dealer with the Commission and in all 50 states and the District of Columbia, as a futures commission merchant with the Commodities Futures Trading Commission (the "CFTC"), as an investment advisor in certain states and with the Commission and is also designated a primary dealer in U.S. Government securities by the Federal Reserve Bank of New York. It is also a member of, and subject to regulation by, the NASD, the NYSE, the Chicago Board of Trade ("CBOT"), the CFTC and various other self-regulatory organizations. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The Commission, other governmental regulatory authorities, including state securities commissions, and self-regulatory organizations may institute

                                      1-21
administrative or judicial proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences.

DLJ's business may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of DLJ's underwriting, merger and acquisition and merchant banking businesses in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. From time to time, various forms of anti-takeover legislation and legislation that could affect the benefits associated with financing leveraged transactions with high yield securities have been proposed that, if enacted, could adversely affect the volume of merger and acquisition and merchant banking business, which in turn could adversely affect DLJ's underwriting, advisory and trading revenues related thereto.

As a broker-dealer registered with the Commission and a member firm of the NYSE, DLJSC is subject to the capital requirements of the Commission and of the NYSE. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that DLJSC is required to maintain and also limit the amount of leverage that DLJSC is able to obtain in its businesses. As a futures commission merchant, DLJSC is also subject to the capital requirements of the CFTC and the CBOT. A failure by DLJSC to maintain its minimum required capital would require it to cease executing customer transactions until it came back into capital compliance, and could cause it to lose its membership on the NYSE or other exchanges, its right to registration with the Commission or CFTC, or require its liquidation. In addition, the decline in DLJSC's net capital below certain "early warning levels," even though above minimum capital requirements, could have material adverse consequences including the imposition of a prohibition on DLJSC's ability to pay dividends, redeem stock, prepay subordinated indebtedness or, under certain circumstances, make principal payments in respect of subordinated indebtedness. Compliance with the net capital requirements could limit those operations of DLJSC that require the intensive use of capital, such as underwriting, merchant banking and trading activities, and also could restrict the Holding Company's ability to withdraw capital from DLJSC. Rule 15c3-1 under the Exchange Act limits the ability of stockholders of a registered broker-dealer to withdraw excess capital from that broker-dealer, if such withdrawal would impair the broker-dealer's net capital. This rule could limit the payment of dividends and the making of loans and advances to Equitable Life by the Broker-Dealers and by Equitable Life to the Holding Company.

DLJSC is a member of the Securities Investor Protection Corporation, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. In addition, DLJSC has excess coverage insurance purchased from Equitable Casualty Insurance Company, an indirect wholly owned subsidiary of the Holding Company. DLJ is currently in the process of replacing this excess coverage with coverage written by an unaffiliated third party insurer. Margin lending by certain subsidiaries of DLJ is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE.

DLJSC is also subject to the SEC's Temporary Risk Assessment Rules which require, among other things, that a broker-dealer maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer.

DLJSC is designated a primary dealer in U.S. Government securities. Under the Government Securities Act, which established an integrated system of regulation of government securities brokers and dealers, the Department of the Treasury has promulgated regulations concerning, among other things, capital adequacy, custody and use of government securities and transfers and control of government securities subject to repurchase transactions.

                                      1-22

In addition to being regulated in the U.S., DLJ's business is subject to regulation by various foreign governments and regulatory bodies. DLJ has broker-dealer subsidiaries that are subject to regulation by the Securities and Futures Authority of the United Kingdom, the Securities and Futures Commission of Hong Kong and the Ontario Securities Commission.

Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Commission, the CFTC or other U.S. or foreign governmental regulatory authorities and SROs or changes in the interpretations or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of DLJ.

Principal Shareholder

Equitable Life is a wholly owned subsidiary of the Holding Company. AXA is the largest shareholder of the Holding Company, beneficially owning (together with certain of its affiliates) at December 31, 1995 (i) $392.2 million stated value of Series E convertible preferred stock of the Holding Company, and (ii) 60.6% of the outstanding shares of Common Stock of the Holding Company (without giving effect to conversion of the Series E convertible preferred stock beneficially owned by AXA). All shares of the Holding Company's Common Stock and preferred stock beneficially owned by AXA have been deposited in the voting trust referred to below. AXA, a French company, is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities in more than 20 countries, including France, the United States, Australia, the United Kingdom, Canada and other countries, principally in Europe and the Asia Pacific area. AXA is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities in the United States, Europe and the Asia Pacific area.

AXA acquired its interest in the Holding Company in 1992 upon Equitable Life's demutualization. As a result of the demutualization and related transactions, Equitable Life is likely to be treated as having undergone an "ownership change" for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986 (the "Code"). These sections generally limit the utilization for Federal income tax purposes of any loss carryforwards and other tax benefits from before the change to offset the Federal income tax liabilities of Equitable Life for years following the change. Although no assurance can be given because of the uncertainties involved in applying Sections 382 and 383 to these transactions and in determining the amount of the loss carryforwards and other tax benefits that might be available at the time of the ownership change, management believes it is unlikely these limitations will have a material adverse effect on the consolidated financial position of Equitable Life.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to Equitable Life.

                                      1-23

Part I, Item 2.

                                   PROPERTIES

The Equitable's present headquarters are located at 787 Seventh Avenue, New York, New York and consist of 1.38 million square feet of office space owned in fee. Of this amount The Equitable currently occupies approximately 370,000 square feet. In addition, The Equitable leases property both domestically and abroad, the majority of which houses insurance operations. In 1995, The Equitable executed a long-term lease for approximately 500,000 square feet of office space located in 1290 Avenue of the Americas, New York, New York, which will serve as the Company's new headquarters. The Equitable will begin moving staff from its present headquarters and the other Manhattan office locations it currently occupies into the new headquarters during the summer of 1996. The relocation is scheduled for completion in 1999. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Notes 15 and 16 of Notes to Consolidated Financial Statements.

                                      2-1

Part I, Item 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 14 of Notes to Equitable Life's Consolidated Financial Statements for the year ended December 31, 1995 (Item 8 of this report) are incorporated herein by reference.

                                      3-1

Part I, Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                      4-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

All of Equitable Life's common equity is owned by the Holding Company. Consequently, there is no established public trading market for Equitable Life's common equity. No dividends have been declared on Equitable Life's common equity since it was issued on July 22, 1992. For information on Equitable Life's present and future ability to pay dividends, see Note 17 of Notes to Consolidated Financial Statements (Item 8) of this report.


                                      5-1

Part II, Item 6.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                          At or For the Years Ended December 31,
                                             ---------------------------------------------------------------
                                                 1995        1994        1993         1992          1991
                                             ----------   ----------   ----------  ----------     ----------
                                                                      (In Millions)
Consolidated Statements of Earnings Data
Total revenues (1)(2)......................  $  4,522.0   $  4,459.7   $  6,221.8   $  6,285.0    $  6,116.8
Total benefits and other deductions........     4,112.0      4,065.0      5,918.1      6,292.2       6,623.1
                                             -----------  -----------  ----------   ----------    ----------
Earnings (loss) from continuing operations
  before Federal income taxes..............       410.0        394.7        303.7         (7.2)       (506.3)
Federal income tax expense (benefit).......       112.4        101.2         91.3         19.2        (198.5)
                                             -----------  -----------  ----------   ----------    ----------
Earnings (loss) from continuing operations        297.6        293.5        212.4        (26.4)       (307.8)
Discontinued operations, net of Federal
  income taxes.............................         -            -            -            -          (561.9)
Extraordinary charge for demutualization
  expenses.................................         -            -            -          (93.8)        (28.3)
Cumulative effect of accounting changes,
  net of Federal income taxes..............         -          (27.1)         -            4.9           -
                                             -----------  -----------  ----------   ----------    ----------
Net Earnings (Loss)........................  $    297.6   $    266.4   $    212.4   $   (115.3)   $   (898.0)
                                             ===========  ===========  ==========   ==========    ==========

Consolidated Balance Sheets Data
Total assets(2)............................  $ 69,242.2   $ 61,409.5   $ 61,087.7   $ 80,580.6    $ 76,272.3
Long-term debt.............................     1,899.3      1,317.4      1,458.8      1,897.9       2,693.0
Total liabilities(2).......................    65,241.4     58,215.1     58,137.1     78,220.7      74,916.8
Shareholder's equity.......................     4,000.8      3,194.4      2,950.6      2,359.9       1,355.5

(1) Total revenues for the year ended December 31, 1994 included a $52.4 million gain resulting from Alliance's sales of newly issued units. The year ended December 31, 1993 included a $49.3 million gain (before variable compensation and related expenses) related to the sale of shares of one investment in the DLJ long-term corporate development portfolio. The year ended December 31, 1992 included a gain on that same investment of $166.2 million, which consisted of a $82.4 million investment gain on shares sold and an $83.8 million investment gain from the recognition of an increase in fair value of the investment. The year ended December 31, 1991 included a pre-tax gain of $51.9 million from the sale of an equity interest in Equitable Life's Japanese life insurance subsidiary, Equitable Seimei Hoken.

(2) The results of the Closed Block for the periods subsequent to July 22, 1992 are reported on one line in the consolidated statements of earnings. Accordingly, total revenues and total benefits and other deductions are not comparable for all periods presented. Total assets and total liabilities include the assets and liabilities of the Closed Block, respectively, and therefore amounts are comparable for all periods presented. See Note 6 of Notes to Consolidated Financial Statements. Assets and liabilities relating to the discontinued GIC Segment are not reflected on the consolidated balance sheets of the Company, except that as of December 31, 1995, 1994, 1993 and 1992 the net amount due to continuing operations for intersegment loans made to the discontinued GIC Segment in excess of continuing operations' obligations' to fund the discontinued GIC Segment's accumulated deficit is reflected as "Amounts due from discontinued GIC Segment". At prior balance sheet dates there was a net amount due from continuing operations to the GIC Segment reflected as "Amounts due to discontinued GIC Segment". See Note 7 of Notes to Consolidated Financial Statements.

                                      6-1

Part II, Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein.

Closed Block

On completion  of its  demutualization  in 1992,  Equitable  Life  established a
Closed Block for the payment of future benefits, policyholders' dividends and certain expenses and taxes relating to certain classes of individual policies. Equitable Life allocated to the Closed Block an amount of assets expected to produce cash flows which, together with anticipated revenues from the Closed Block business, are reasonably expected to be sufficient to support the Closed Block business. The Closed Block includes only those revenues, benefit payments, dividends and premium taxes considered in funding the Closed Block and excludes many costs and expenses associated with operating the Closed Block and administering the policies included therein. Since many expenses related to the Closed Block were excluded from the calculation of the Closed Block contribution, the contribution from the Closed Block does not represent the actual profitability of the Closed Block. As a result of such exclusion, operating costs and expenses outside of the Closed Block are disproportionate to the business outside of the Closed Block.

COMBINED RESULTS OF OPERATIONS

The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the years ended December 31, 1995, 1994 and 1993 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 7-4. Management's discussion and analysis addresses the combined results of operations unless noted otherwise. The results of DLJ through December 15, 1993, the date of sale of a 61% interest to the Holding Company, are included in the consolidated statements of earnings for the year ended December 31, 1993 on a consolidated basis. Subsequent to that date of sale, DLJ is accounted for on the equity basis. See Note 20 of Notes to Consolidated Financial Statements.

Combined Results of Operations

                                                               Years Ended December 31,
                                                         ----------------------------------
                                                           1995        1994         1993
                                                         ---------- -----------  ----------
                                                                     (In Millions)

Policy fee income and premiums .......................   $  2,129.0  $  2,137.8  $  2,102.0
Net investment income ................................      2,666.6     2,553.9     3,125.8
Investment (losses) gains, net .......................        (14.9)       67.8       518.4
Commissions, fees and other income ...................        889.0       846.3     1,719.0
                                                         ----------  ----------  ----------
      Total revenues .................................      5,669.7     5,605.8     7,465.2
                                                         ----------  ----------  ----------
Interest credited to policyholders' account balances .      1,259.9     1,217.1     1,347.6
Policyholders' benefits and dividends ................      2,080.7     1,980.4     2,127.7
Other operating costs and expenses ...................      1,919.1     2,013.6     3,686.2
                                                         ----------  ----------  ----------
      Total benefits and other deductions ............      5,259.7     5,211.1     7,161.5
                                                         ----------  ----------  ----------
Earnings before Federal income taxes and cumulative
  effect of accounting change ........................        410.0       394.7       303.7
Federal income taxes .................................        112.4       101.2        91.3
                                                         ----------  ----------  ----------
Earnings before cumulative effect of accounting
  change .............................................        297.6       293.5       212.4
Cumulative effect of accounting change, net of Federal
  income taxes .......................................       --           (27.1)     --
                                                         ==========  ==========  ==========
Net Earnings .........................................   $    297.6  $    266.4  $    212.4
                                                         ==========  ==========  ==========

                                      7-1

Continuing Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994 - Compared to 1994, higher pre-tax results of operations for the year ended December 31, 1995 reflected increased earnings in the Individual Insurance and Annuities segment and lower losses in the Corporate and Other segment, partially offset by lower earnings in Attributed Insurance Capital and the Investment Services segment and losses as compared to earnings in the Group Pension segment.

The $63.9 million increase in revenues for the year ended December 31, 1995 compared to 1994 was primarily attributed to a $42.7 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment and a $30.0 million increase in investment results.

Net investment income increased $112.7 million for the year ended December 31, 1995 with an increase of $138.1 million for the Individual Insurance and Annuities segment, offset by decreases of $12.5 million for the Group Pension segment and $12.5 million for Attributed Insurance Capital. The Individual Insurance and Annuities increase was due to higher overall yields on a larger investment asset base. The decrease in investment income in Attributed Insurance Capital principally resulted from a reduced investment asset base due to the $1.22 billion payment of the obligation to fund the accumulated deficit of the discontinued GIC Segment in January 1995, partially offset by the $300.0 million capital contribution received from the Holding Company in December 1994.

There were investment losses of $14.9 million for the year ended December 31, 1995 as compared to gains of $67.8 million for the same period in 1994. Investment losses on General Account Investment Assets of $21.5 million as compared to $15.4 million of investment gains in 1994 were due to $87.9 million of losses on equity real estate as compared to gains of $19.9 million in 1994 and a $73.9 million decrease in gains on other equity investments offset by $102.0 million in gains on fixed maturities compared with $20.5 million in losses in 1994 and a $22.2 million decrease in losses on mortgages. Investment losses for the year ended December 31, 1995 were net of a $9.4 million gain recognized on the sale by EQ Services, Inc. ("EQ Services") of mortgage servicing contracts. Investment gains for the year ended December 31, 1994 included the $43.9 million gain (net of $8.5 million of related state income tax) recognized in the third quarter of 1994 on Alliance's sales of newly issued Units to third parties.

During 1995, total benefits and other deductions increased by $48.6 million from 1994, primarily reflecting a $100.3 million increase in policyholders' benefits and a $42.8 million increase in interest credited to policyholders' benefits, offset by a decrease in other operating costs and expenses of $94.5 million. The increase in policyholders' benefits primarily resulted from the larger in force book of business for variable and interest-sensitive life policies and higher morbidity experience on the disability income business, offset by improved mortality experience on term life insurance policies and policies within the Closed Block. Improved mortality experience and better persistency resulted in an increase to the provision for policyholder dividends on policies within the Closed Block. The $90.3 million increase in interest credited to policyholders for the Individual Insurance and Annuities segment was primarily due to higher crediting rates applied to a larger in force book of business and was offset by the Group Pension segment's $47.5 million decrease in interest credited to policyholders due to the impact of pass-throughs of investment losses to participating pension contractholders and smaller policyholders' account balances. The decrease in other operating costs and expenses was attributable to decreased operating costs in the Individual Insurance and Annuities segment and lower Corporate interest expense. Corporate interest expense declined primarily as a result of the previously described cash settlement in January 1995 with the discontinued GIC Segment.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993 - The Company's pre-tax results of operations for the year ended December 31, 1994 reflected an increase in earnings in the Individual Insurance and Annuities and Group Pension segments and lower losses in the Corporate and Other segment compared to 1993, offset principally by lower earnings in the Investment Services segment.

                                      7-2

The $1.86 billion decrease in revenues for the year ended December 31, 1994 compared to 1993 was primarily attributed to the effect of DLJ's deconsolidation as well as lower earnings at DLJ due to decreased business activity. The Group Pension segment's revenues declined 15.8% to $359.1 million in 1994 primarily due to lower investment results while Individual Insurance and Annuities basically was basically unchanged from the prior year, as increases in policy fee income and premiums were offset by decreases in investment results.

The $571.9 million decrease in investment income for 1994 principally reflected DLJ's absence from 1994 consolidated results and the $51.4 million decrease for the Group Pension segment, offset by a $23.7 million increase in the Individual Insurance and Annuities segment.

Investment gains decreased to $67.8 million during 1994 from $518.4 million in 1993 with DLJ's deconsolidation again the principal cause for the change and lower investment gains on General Account Investment Assets of $15.4 million in 1994 as compared to $60.3 million in 1993 also contributing to the decline. These decreases were partially offset by the $52.4 million gain recognized in the third quarter of 1994 on Alliance's sales of newly issued Units to third parties. The decline in investment gains on General Account Investment Assets was due to losses on fixed maturities of $20.5 million as compared to gains of $127.3 million in 1993 offset by a $39.9 million improvement for the equity real estate category, a $33.3 million increase in gains on other equity investments and a $29.9 million decrease in losses on mortgages.

Total benefits and other deductions decreased in 1994 by $1.95 billion to $5.21 billion. In addition to the significant impact of the DLJ deconsolidation, the decrease was due to a $147.3 million reduction in policyholders' benefits and dividends and a decrease in interest credited to policyholders' account balances of $130.5 million. Increases in other operating costs and expenses in the Individual Insurance and Annuities segment resulting from increases in employee compensation and benefits were offset by the absence of restructuring costs associated with the 1993 Alliance/Equitable Capital Management Corporation ("Equitable Capital") combination. The reduction in policyholders' benefits primarily resulted from improved morbidity experience on the disability income business, reductions of reserves related to renegotiation and resolution of contractual issues pertaining to certain reinsurance contracts and favorable individual life insurance mortality.

Federal Income Taxes

Federal income taxes resulted in an expense of $112.4 million for 1995, as compared to $101.2 million in 1994 and $91.3 million in 1993, reflecting the Company's improved earnings over the period. See Note 9 of Notes to Consolidated Financial Statements. At December 31, 1995, the Company's deferred income tax account reflected a net liability in the amount of $369.4 million as compared to a net asset of $62.5 million at December 31, 1994. Management believes the gross deferred tax asset at December 31, 1995 of $293.0 million is more likely than not to be fully realizable and, consequently, no valuation allowance is necessary.

Equitable Life is no longer subject to the add-on tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. This tax results from the disallowance of a portion of a mutual life insurance company's policyholders' dividends as a deduction from taxable income. The add-on tax was estimated each year and adjusted in subsequent years. The add-on tax provision was a benefit of $16.8 million for the year ended December 31, 1994 as compared to $23.2 million for the year ended December 31, 1993. The benefits in these two years resulted from revised estimates of prior years' add-on tax.

Accounting Changes and New Accounting Pronouncements

In 1995, Equitable Life adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". For information on this and prior years' accounting changes, as well as new accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.


                                      7-3

Combined Results of Continuing Operations by Segment

Individual Insurance and Annuities. The following table presents the results of combined operations for the Individual Insurance and Annuities segment:

                       Individual Insurance and Annuities
                                  (In Millions)

                                                  Years Ended December 31,
                                    --------------------------------------------------------
                                                 1995
                                    ----------------------------------
                                         As        Closed                1994       1993
                                      Reported     Block     Combined   Combined   Combined
                                    ----------- ----------  ---------- ---------- ----------

Policy fees, premiums and other
  income ..........................  $  1,392.9 $    753.4  $  2,146.3 $  2,160.0  $  2,112.5
Net investment income .............     1,702.3      538.9     2,241.2    2,103.1     2,079.4
Investment gains (losses), net ....        35.0      (20.2)       14.8       (6.3)       33.0
Contribution from the Closed Block        124.4     (124.4)     --         --          --
                                     ---------- ----------  ---------- ----------  ----------
      Total revenues ..............     3,254.6    1,147.7     4,402.3    4,256.8     4,224.9

      Total benefits and other
        deductions ................     2,980.2    1,147.7     4,127.9    4,011.3     4,148.7
                                     ---------- ----------  ---------- ----------  ----------

Earnings before Federal Income
  Income Taxes and Cumulative
  Effect of Accounting Change .....  $    274.4 $   --      $    274.4 $    245.5  $     76.2
                                     ========== ==========  ========== ==========  ==========

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994 - The pre-tax results from operations in the Individual Insurance and Annuities segment for the year ended December 31, 1995 reflected an increase of $28.9 million from the year-earlier period. Higher investment gains primarily on sales of fixed maturities, lower operating costs and higher policy fees on variable and interest-sensitive life and individual annuities contracts were offset by an accrual for future dividend payments to the Closed Block policyholders and unfavorable morbidity results on disability income policies. The effect of increased crediting rates on interest-sensitive life and annuity contracts more than offset the increase in investment income.

Total revenues increased by $145.5 million primarily due to a $159.2 million increase in investment results and a $49.7 million increase in policy fees, offset by a $61.5 million decline in premiums. The decrease in premiums principally was due to lower traditional life and individual health premiums.

From the date the Closed Block was established through December 31, 1994, the cumulative contribution from the Closed Block was approximately equal to the actuarially determined expected contribution as estimated at inception. The actuarially determined expected contribution from the Closed Block declined in 1995 and, generally, is expected to continue to decline in future years. As a result of cumulative performance in excess of the actuarially determined expected contribution, the liability for future dividend payments to be paid to the Closed Block policyholders was $11.0 million at December 31, 1995.

Total benefits and other deductions for the year ended December 31, 1995 rose $116.6 million from 1994. The increase principally was due to higher interest credited on policyholders' account balances, a $9.0 million increase in the accrual for future Closed Block policyholder dividends, increased death claims due to the larger in force book of business for variable and interest-sensitive life policies (offset by lower death claims on policies within the Closed Block) and the morbidity experience mentioned above, offset by a decrease in other operating costs and expenses principally due to decreases in employee related compensation and benefits. Interest credited on policyholders' account balances in the segment increased by $90.3 million reflecting higher crediting rates applied to a larger in force book of business.

                                      7-4

Losses on the disability income business were $42.3 million for the year ended December 31, 1995, a $12.1 million increase from the prior year's loss. The $32.1 million increase in 1995 incurred benefits for disability income products primarily reflected a slowdown in claims terminations and was partially offset by lower expenses of $10.3 million and a $9.0 million increase in investment income. Management is taking additional administrative actions to mitigate losses in this business.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993 - The pre-tax results from operations in the Individual Insurance and Annuities segment for the year ended December 31, 1994 reflected an improvement of $169.3 million over the prior year primarily due to improved spreads between investment results and crediting rates on interest-sensitive products and policyholders' dividends on traditional life products, improved morbidity experience on disability income products, increased policy charges assessed on growing policyholders' account balances and favorable mortality.

Net investment losses in 1994 were $6.3 million compared with net investment gains in 1993 of $33.0 million. Losses of $22.2 million on fixed maturities as compared to $116.5 million of gains on fixed maturities in 1993 were due to lower gains on sales and prepayments. Offsetting this change were an increase of $46.2 million in gains on other equity investments, a $29.5 million decrease in losses on mortgage loans and a $23.3 million improvement for equity real estate.

Total benefits and other deductions in 1994 fell $137.4 million from the 1993 level. The decrease was principally due to lower interest credited on policyholders' account balances, lower dividends to policyholders on traditional life products, favorable mortality experience on life insurance, improved morbidity experience on disability income products and the renegotiation of certain reinsurance contracts offset by higher employee compensation and benefit related costs. Interest credited on policyholders' account balances in the segment decreased by $60.9 million reflecting substantially reduced crediting rates applied to a higher in force book of business.

Losses on the disability income business were $30.2 million for the year ended December 31, 1994, a $70.3 million improvement from the prior year. Incurred benefits for disability income products decreased $64.8 million in 1994 from the comparable 1993 levels reflecting the reduction in the growth of the number of outstanding claims and their expected durations.

In a further effort to minimize the earnings volatility from mortality results, effective January 1, 1994, all in force business above $5.0 million was reinsured. Previously, in February 1993, management had established a practice limiting the risk retention on new policies issued by the Insurance Group to a maximum of $5.0 million, a reduction from its previously established maximum of $10.0 million.

                                      7-5

Premiums  and  Deposits - The  following  table  lists  premiums  and  deposits,
including  universal  life  and  investment-type   contract  deposits,  for  the
segment's major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                                    Years Ended December 31,
                                                ----------------------------------
                                                   1995        1994       1993
                                                ---------   ---------  -----------
Product Line:
Individual annuities
  First year ...............................    $  1,756.7  $  1,721.9  $  1,354.3
  Renewal ..................................       1,090.7     1,045.0       947.7
                                                ----------  ----------  ----------
                                                   2,847.4     2,766.9     2,302.0
Variable and interest-sensitive life
  First year recurring .....................         178.3       186.4       151.9
  First year optional ......................         149.0       148.8       104.8
  Renewal ..................................       1,031.1       929.7       847.3
                                                ----------  ----------  ----------
                                                   1,358.4     1,264.9     1,104.0
Traditional life
  First year recurring .....................          23.4        31.3        50.6
  First year optional ......................           5.5         7.6        12.9
  Renewal ..................................         858.5       887.0       915.8
                                                ----------  ----------  ----------
                                                     887.4       925.9       979.3
Other(1)
  First year ...............................          75.7        27.7        30.8
  Renewal ..................................         387.9       406.0       383.1
                                                ----------  ----------  ----------
                                                     463.6       433.7       413.9

Total First Year ...........................       2,188.6     2,123.7     1,705.3
Total Renewal ..............................       3,368.2     3,267.7     3,093.9
                                                ----------  ----------  ----------
Grand Total ................................    $  5,556.8  $  5,391.4  $  4,799.2
                                                ==========  ==========  ==========

(1)  Includes reinsurance assumed and health insurance.

First year premiums and deposits for the year ended December 31, 1995 increased from prior year levels by $64.9 million primarily due to higher sales of individual annuities and reinsurance assumed on individual annuity contracts. Renewal premiums and deposits increased by $100.5 million during the year ended December 31, 1995 over the prior year as increases in the growing block of variable and interest-sensitive life and individual annuities policies were offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for 1995 decreased from the prior year by $38.5 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The increase in first year individual annuities premiums and deposits included $244.4 million for 1995 as compared to $126.0 million in 1994 resulting from an exchange program that offered contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contract for a new flexible premium variable contract which retains assets in the Company and establishes new surrender charge scales. Management believes total first year premiums and deposits continue to be impacted by the transition to a new generation of variable life insurance products, the assimilation of a new sales support system and the reduction of district managers and new hires as a result of the implementation of new performance standards beginning in 1994.

First year premiums and deposits for the year ended December 31, 1994 increased from prior year levels by $418.4 million primarily due to higher individual annuities and variable and interest-sensitive life sales. The 27.1% increase in first year individual annuity premiums and deposits primarily resulted from higher sales in the targeted recurring premium small pension and tax sheltered annuities markets, as well as higher single premiums and deposits received in the IRA/non-qualified market. Management believes the increases in individual annuity premiums and deposits in 1994 resulted from strong industry wide variable annuity sales, the availability of additional Separate Account options, the introduction of new small pension products and the contract

                                      7-6
exchange program described above. First year individual annuities premiums and deposits included $126.0 million resulting from that exchange program. Traditional life premiums and deposits for 1994 decreased from the prior year by $53.4 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. Renewal premiums and deposits increased during the year ended December 31, 1994 over the prior year by 5.6% primarily due to the growing variable and interest-sensitive life and individual annuity books of business.

Surrenders  and  Withdrawals;  Policy  Loans - The  following  table  summarizes
surrenders  and  withdrawals,   including  universal  life  and  investment-type
contract withdrawals, for the segment's major product lines.

                          Surrenders and Withdrawals(1)
                                  (In Millions)

                                                     Years Ended December 31,
                                                ----------------------------------
                                                   1995        1994        1993
                                                ----------  ----------  ----------

Product Line:
Individual annuities .......................    $  2,186.8  $  1,879.9  $  1,282.3
Variable and interest-sensitive life .......         405.0       419.2       410.5
Traditional life ...........................         340.6       350.7       376.9
                                                ----------  ----------  ----------
Total ......................................    $  2,932.4  $  2,649.8  $  2,069.7
                                                ==========  ==========  ==========

(1) Surrendered traditional, variable and interest-sensitive life insurance policies represented 4.1%, 4.5% and 4.9% of average surrenderable future policy benefits and policyholders' account balances for such life insurance contracts in force during each of the years 1995, 1994 and 1993, respectively. Surrendered individual annuity contracts represented 11.5%, 10.9% and 8.3% of average surrenderable policyholders' account balances for individual annuity contracts in force during the same years.

Policy and contract surrenders and withdrawals increased $282.6 million during the year ended December 31, 1995 compared to 1994 due to the $306.9 million increase in individual annuities surrenders and withdrawals. This increase occurred during the first six months of 1995 and primarily was due to increased surrenders of Equi-Vest and SPDA contracts due to the aging book of business, the effect of the aforementioned exchange program which was designed to retain assets in the Company and the maintenance of crediting rates throughout 1994 despite an increasing interest rate environment. Management expects the moderation in SPDA exchange program volume experienced during the second half of 1995 to continue. Surrenders and withdrawals in the first quarter of 1996 will include $88.0 million paid in early January 1996 for two small pension clients who terminated their contracts. The 1994 amount for variable and interest-sensitive life products included a scheduled withdrawal of approximately $52.9 million of policy cash value from a large corporate owned life insurance plan issued by Equitable of Colorado, Inc. Excluding the effect of the 1994 scheduled withdrawal, surrenders and withdrawals of variable and interest-sensitive life contracts for the year ended December 31, 1995 increased by $38.7 million from the prior year's comparable period due to the larger book of business.

As compared to 1993, surrenders and withdrawals increased $580.1 million in 1994. Increased surrenders of small pension and SPDA contracts contributed to the increase in individual annuity contract surrender rates from 8.3% in 1993 to 10.9% in 1994. The increase in small pension and SPDA surrenders was due to the aging book of business and the resulting reduced surrender charges as well as to the SPDA exchange program described earlier. In addition, crediting rates were maintained during 1994 despite increases in market interest rates, which contributed to increased surrenders and withdrawals. The surrender rate on Equi-Vest contracts, the principal individual annuity product, remained unchanged at 5.7% in both 1994 and 1993.

                                      7-7

The persistency of life insurance and annuity products is a critical element of their profitability. As of December 31, 1995, all in force individual life insurance policies (other than individual life term policies without cash values which comprise 8.2% of in force policies) and more than 90% of individual annuity contracts (as measured by reserves) were surrenderable. However, a surrender charge often applies in the early contract years and declines to zero over time. Contracts without surrender provisions cannot be terminated prior to maturity.

Policy loan balances increased to $3.77 billion at December 31, 1995, as compared to $3.56 billion at December 31, 1994. However, since policy cash values increased at a similar rate during these years, the ratio of outstanding policy loans to aggregate policy cash values has been generally stable since 1990.

Margins on Individual Insurance and Annuity Products - Individual Insurance and Annuities segment results depend significantly on profit margins between investment results from General Account Investment Assets and interest credited on insurance and annuity products. During 1995, such margins narrowed as increases in crediting rates more than offset the effect of the higher investment yields. During 1995, the crediting rate ranges were: 4.50% to 6.75% for variable and interest-sensitive life insurance; 5.00% to 6.65% for variable deferred annuities; 4.60% to 9.00% for SPDA contracts and 5.70% to 6.45% for retirement investment accounts.

Margins on Individual Insurance and Annuity products are affected by interest rate fluctuations. Rising interest rates result in a decline in the market value of assets. However, the positive cash flows from renewal premiums, investment income and maturities of existing assets would make an early disposition of investment assets to meet operating cash flow requirements unlikely. Rising interest rates also would result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of such surrenders would be to reduce earnings modestly over the long term while increasing earnings in the period of the surrenders to the extent surrender charges were applicable. In 1995, Equitable Life initiated an interest rate cap program designed to hedge crediting rate increases on interest-sensitive individual annuity contracts. At February 29, 1996, the outstanding notional amounts of contracts purchased and sold totaled $5.05 billion and $600.0 million, respectively, up from $2.6 billion and $300.0 million, respectively, at December 31, 1995.

If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. Only a minority of this segment's policies and contracts have fixed interest rates locked in at issue. The majority of contracts are adjustable, having guaranteed minimum rates ranging from approximately 2.5% to 5.5%. More than 88% of the policies have a minimum rate of 4.5% or lower. Should interest rates fall below such policy minimums, adjustments to life policies' mortality and expense charges could cover the shortfall in most situations. Lower crediting interest rates and dividends could result in higher surrenders.

Investment  Services.   The  following  table  summarizes  the  results  of
operations for the Investment Services segment.

                               Investment Services
                                  (In Millions)
                                                         Years Ended December 31,
                                                      ----------------------------
                                                         1995     1994     1993
                                                      -------- -------- ----------

Third party commissions and fees ...................  $  720.8 $  675.1 $  1,571.7
Affiliate fees(1) ..................................     138.9    149.9      146.4
Other income(2) ....................................      89.4    110.2    1,074.5
                                                      -------- -------- ----------
Total revenues .....................................     949.1    935.2    2,792.6
Total costs and expenses ...........................     787.9    757.7    2,490.5
                                                      -------- -------- ----------
Earnings before Federal Income Taxes and Cumulative
  Effect of Accounting Change ......................  $  161.2 $  177.5 $    302.1
                                                      ======== ======== ==========

                                      7-8

(1) These fees are earned by the Investment Subsidiaries principally for investment management and other services provided to the Insurance Group and unconsolidated real estate joint ventures. These fees (except those related to the discontinued GIC Segment and unconsolidated real estate joint ventures of $28.1 million, $42.0 million and $34.8 million in 1995, 1994 and 1993, respectively) are eliminated as intercompany transactions in the consolidated statements of earnings included elsewhere herein.

(2)  Includes net dealer and trading gains, investment results and other items.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994 - For the year ended December 31, 1995, pre-tax earnings for the Investment Services segment declined by $16.3 million from 1994. In 1994, revenues included the $43.9 million gain on Alliance's sales of new Units to third parties.

Revenues for 1995 increased by $13.9 million to $949.1 million and included a $9.4 million gain on the sale by EQ Services of mortgage servicing contracts. Third party commission and fees increased by $45.7 million during 1995 while affiliate fees decreased by 7.3% to $138.9 million at December 31, 1995. DLJ's revenue contribution on the equity basis increased $21.7 million to $60.3 million for 1995, as a result of higher earnings at DLJ.

Total costs and expenses increased $30.2 million during 1995 to $787.9 million due to increases at Alliance and Equitable Real Estate of $14.2 million and $3.6 million, respectively and to a $12.4 million increase in Alliance's minority interest.

On October 30, 1995, DLJ completed an IPO of 10.58 million shares of its common stock, which included 7.28 million of the Holding Company's shares in DLJ, priced at $27 per share. The remaining 3.3 million common shares sold in the DLJ IPO were shares newly issued by DLJ. Upon completion of the IPO, the Holding Company's ownership percentage was reduced to 44.1%. Since Equitable Life continues to own an additional 36.1% interest, The Equitable's total ownership interest was reduced from 100% to 80.2%. In connection with the IPO, approximately 500 DLJ employees acquired forfeitable restricted stock units and stock options covering common stock of DLJ. Such restricted stock units and options will vest and become exercisable over a four-year period beginning in February 1997. Assuming full vesting of the forfeitable restricted stock units and the exercise of the stock options (but excluding any shares issued under employee stock options granted in the future), these employees would own approximately 21% of the outstanding common stock of DLJ and The Equitable would own approximately 63% of such common stock, 35% held by the Holding Company and 28% by Equitable Life. Concurrently, DLJ completed the offering of $500.0 million aggregate principal amount of 6.875% senior notes due November 1, 2005. DLJ's proceeds from this senior debt offering totaled $493.5 million before deducting certain expenses related to the transaction. DLJ used the net proceeds from the common stock and debt offerings to repay certain outstanding indebtedness, effectively lengthening the average maturity of DLJ's borrowings. DLJ did not receive any part of the proceeds from the sale of shares by the Holding Company. Prior to these offerings, The Equitable made a capital contribution to DLJ of equity securities with a market value of $55.0 million, $33.8 million from the Holding Company and $21.2 million from Equitable Life.

On October 27, 1995, Equitable Real Estate sold 30 securitized commercial mortgage servicing contracts on assets under management of $7.5 billion to a third party, recognizing a $9.4 million gain on the transaction. The contracts, mostly RTC related, were managed by EQ Services, Equitable Real Estate's mortgage servicing affiliate. Equitable Real Estate will continue to manage and service the remaining $7.5 billion mortgage portfolios of the General and Separate Accounts.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993 - For 1994, pre-tax earnings for the Investment Services segment decreased by $124.6 million from the preceding year, primarily due to the deconsolidation of DLJ and to lower earnings at DLJ, offset by increased earnings at Alliance and Equitable Real Estate and a net gain on the issuance of Alliance Units of $43.9 million. Pre-tax earnings for the year ended December 31, 1993 included $27.7 million in restructuring costs incurred in connection with the Alliance and Equitable Capital combination and $10.0 million in restructuring costs incurred at Equitable Real Estate. Total revenues decreased in 1994 as the impact of DLJ's deconsolidation and decreased earnings at DLJ more than offset the increased fees earned at Alliance. Underwritings at DLJ in 1994 slowed compared to 1993 due to less favorable conditions in the capital markets.


                                      7-9

Total costs and expenses decreased to $757.7 million in 1994 as compared to $2.49 billion in 1993 principally reflecting the effect of DLJ's deconsolidation. Compensation expense increased at Alliance due to higher activity in 1994 as compared to 1993.

On March 7, 1994, Alliance completed the acquisition of the business and substantially all of the assets of Shields Asset Management, Inc. ("Shields"), formerly an indirect wholly owned unit of Xerox Financial Services, Inc., and Shields' wholly owned subsidiary, Regent Investor Services, Inc. ("Regent"), for a purchase price of approximately $74.0 million in cash. In addition, Alliance issued new Units to key employees of Shields and Regent having an aggregate value of $15.0 million in connection with their entering into long-term employment agreements.

Results By Business Unit - Though now accounted for on the equity basis since December 1993, DLJ's business results in total are addressed in this section and in "Fees From Assets Under Management". The following table summarizes results of operations by business unit; the elimination of DLJ majority interest is included in Consolidation/elimination:

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)
                                                         Years Ended December 31,
                                                      ----------------------------
                                                         1995     1994      1993
                                                      --------- --------- --------
Earnings before Federal income taxes and
 cumulative effect of accounting change:
  DLJ(1) ..........................................   $  271.6  $  192.7  $  288.8
  Alliance(2) .....................................      159.3     134.8      73.2
  Equitable Real Estate ...........................       43.6      40.7      28.3
  Consolidation/elimination(3) ....................     (313.3)   (190.7)    (88.2)
                                                      --------  --------  --------
Earnings before Federal Income Taxes and Cumulative
  Effect of Accounting Change .....................   $  161.2  $  177.5  $  302.1
                                                      ========  ========= ========

(1) Excludes amortization expense of $5.5 million, $5.9 million and $7.9 million for the years ended December 31, 1995, 1994 and 1993, respectively, on goodwill and intangible assets related to Equitable Life's acquisition of DLJ in 1985 and minority interest accruals for dividends on DLJ preferred stock of $19.9 million, $19.6 million and $3.6 million for the years ended December 31, 1995, 1994 and 1993, respectively, as well as $10.4 million related to minority interest in DLJ for the year ended December 31, 1995, all of which are included in consolidation/elimination.

(2) Excludes $62.8 million, $50.4 million and $28.6 million related to minority interest in Alliance for the years ended December 31, 1995, 1994 and 1993, respectively, which are included in consolidation/elimination.

(3) Includes interest expense of $18.6 million, $14.1 million and $16.7 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the years ended December 31, 1995, 1994 and 1993, respectively. Also includes $43.9 million net gain recognized in connection with the sales of newly issued Alliance Units to third parties in the third quarter of 1994.

DLJ - DLJ's earnings from operations for the year ended December 31, 1995 were $271.6 million, up $78.9 million from the prior year. Revenues increased $748.6 million to $2.76 billion primarily due to higher dealer and trading gains of $199.2 million, increased underwriting revenues of $180.4 million, fee increases of $87.8 million, higher commissions of $84.1 million and $66.1 million higher gains on the corporate development portfolio. Corporate development revenue for the third quarter of 1995 included a $25.0 million reserve for a potential loss with respect to a bridge loan to a company experiencing financial difficulties. DLJ's expenses were $2.49 billion for the year ended December 31, 1995, up
$669.7 million from the prior year due to a $369.8 million increase in compensation and commissions, higher interest expense


                                      7-10
of $176.8 million, a $35.2 million increase in rent related expenditures, $32.5 million higher brokerage and exchange fees and a $7.2 million restructuring charge related to the wind down of its public finance underwriting operations. During 1995, DLJ repurchased an additional $2.2 million of certain mortgage-related securities previously underwritten by DLJ and made advances of $25.1 million for certain expenses, bringing the total carrying value of these securities to $278.5 million at December 31, 1995.

DLJ's earnings from operations for the year ended December 31, 1994 were $192.7 million, down $96.1 million from the prior year. Revenues decreased by $276.6 million in 1994 to $2.01 billion primarily due to decreased underwriting revenue of $313.5 million and decreased dealer and trading gains of $215.8 million offset by increased gains of $17.7 million on the corporate development portfolio, an increase in fees of $70.0 million and an increase in net investment income of $143.4 million. Increases in short-term interest rates during the last ten months of 1994 significantly disrupted the flow of new underwritings and greatly reduced the level of dealer and trading gains. DLJ's expenses were $1.82 billion for the year ended December 31, 1994, down $180.5 million compared to the prior year due to a decrease in compensation and commissions of $302.6 million offset by higher interest expense of $127.2 million due to higher interest rates combined with higher average inventory positions. During the fourth quarter of 1994, DLJ repurchased $263.2 million of certain mortgage-related securities previously underwritten by DLJ. The changes in the value of these securities repurchased did not have a material effect on DLJ's results of operations for the year ended December 31, 1994.

DLJ is engaged in various securities trading activities which resulted in net dealer and trading gains of $364.9 million, $165.7 million and $381.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. A substantial portion of DLJ's transactions are executed with and on behalf of DLJ's customers. DLJ's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations can be directly impacted by volatile securities and credit markets and regulatory changes. DLJ manages this credit risk by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. DLJ monitors compliance with these guidelines on a daily basis.

DLJ's derivatives activities consist primarily of writing OTC options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity based indices and currencies, and issuing structured notes. DLJ's involvement in swap contracts, which generally involve greater risk and volatility, is not significant.

DLJ's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services are, by their nature, highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

During the first quarter of 1996, DLJ created a new unit, DLJ Asset Management Corp., which will provide asset management services to institutions and corporations, complementing its existing investment management services to high net worth individuals.

Alliance - Alliance's earnings from operations for the year ended December 31, 1995 were $159.3 million, an increase of $24.5 million from the prior year. Revenues totaled $639.7 million for 1995, an increase of $38.7 million from 1994, due to increased investment advisory fees, offset by lower distribution plan fees from lower average load mutual fund assets. Alliance's costs and expenses increased $14.2 million to $480.4 million for the year ended December 31, 1995 primarily due to increases in rent and related costs, offset by decreases in employee compensation and benefits, interest expense and other promotional expenditures.

Alliance's earnings from operations for the year ended December 31, 1994 were $134.8 million, an increase of $61.6 million from the prior year which included $40.8 million of restructuring costs associated with the combination of Alliance and Equitable Capital. Revenues totaled $601.0 million for 1994, a 20.3%
increase over 1993, due to higher average assets under management primarily resulting from additions to institutional accounts, the impact of the Shields/Regent acquisition and the launching of The Alliance Global Privatization Fund.

                                      7-11

Alliance's costs and expenses increased $39.9 million to $466.2 million for the year ended December 31, 1994 primarily due to increases in employee compensation and benefits, distribution plan payments to financial intermediaries and other promotional expenditures. Employee compensation and benefits increased due to a significant increase in personnel, including the addition of Shields/Regent staff, and higher incentive compensation resulting from increased operating earnings. Distribution plan payments to financial intermediaries that distribute Alliance Mutual Funds increased as a result of higher average load mutual fund assets attributable to Class B (back end load) and Class C (no load) shares. Other promotional expenditures increased in support of a new mutual fund advertising campaign and the launching of The Alliance Global Privatization Fund. See Note 14 of Notes to Consolidated Financial Statements concerning certain lawsuits filed in 1995 by the shareholders of one of the Alliance mutual funds.

In January 1996, Alliance agreed in principle to form a joint venture with Albion Asset Advisors ("Albion") to manage private investments in emerging markets. Albion is a New York based independent investment specialist formed in 1995 to provide investment services to institutional and high net worth individual investors in the emerging debt markets. The newly formed entity will have a global focus and expand Alliance's existing corporate finance and private placement debt and equity investing business in developing markets.

On February 29, 1996, Alliance completed the acquisition of the business of Cursitor for approximately $149.6 million consisting of $84.9 million in cash, approximately 1.76 million Alliance Units and 6% notes totaling $21.5 million payable ratably over four years, as well as substantial additional consideration which will be determined at a later date. At December 31, 1995, Cursitor, an international investment management firm, managed approximately $10.5 billion in assets for both U.S. and non-U.S. institutions, mainly pension plans. Upon completion of the acquisition, the Company's ownership percentage of Alliance has been reduced to 57.6%.

Equitable Real Estate - Equitable Real Estate's earnings from operations were $43.6 million for 1995, up $2.9 million from 1994. The increase primarily was due to a $9.4 million gain on the sale by EQ Services of mortgage servicing contracts offset by lower management fees from the General Account and $2.9 million of restructuring charges. The results for the year ended December 31, 1994 included a $4.8 million disposition fee received on a property sold in the first quarter of that year.

Equitable Real Estate's pre-tax earnings from operations were $40.7 million for 1994, up $12.4 million from the preceding year. This increase was attributable to increased fees from management and leasing activity offset by higher personnel costs. The 1993 results included a $10.0 million restructuring charge.

Fees From Assets Under Management - As the following table illustrates, third party clients continued to constitute an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                            At or for the Years Ended December 31,
                                            --------------------------------------
                                               1995         1994           1993
                                            ----------  -----------    ----------

Fees:
Third Party ..............................  $    613.0   $    544.7     $   472.2
Equitable Life and the Holding Company ...       128.2        138.6         137.6
                                            ----------   ----------     ---------
Total ....................................  $    741.2   $    683.3     $   609.8
                                            ==========   ==========     =========
Assets Under Management:
Third Party(1)(2) ........................  $  144,441   $  125,145    $  121,643
Equitable Life and the Holding Company(3).      50,900       47,376        51,003
                                            ----------   ----------     ---------
Total ....................................  $  195,341   $  172,521    $  172,646
                                            ==========   ==========     =========

                                      7-12

(1) Includes Separate Account assets under management of $24.72 billion, $20.67 billion and $19.74 billion at December 31, 1995, 1994 and 1993, respectively. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2) Includes $2.4 billion, and $2.2 billion of performing mortgages at December 31, 1994 and 1993, respectively, under a special stand-by services contract with the RTC. Stand-by fees are received on the entire portfolio under the contract; servicing fees are earned only on those mortgages that are delinquent.

(3) Includes invested assets of Equitable Life and the Holding Company not managed by the Investment Subsidiaries, principally invested assets of subsidiaries and policy loans totaling approximately $17.59 billion, $14.26 billion and $16.78 billion at December 31, 1995, 1994 and 1993, respectively.

Fees for assets under management increased 8.5% during 1995 as compared to 1994 as a result of the growth in assets under management for third parties. During 1995, Alliance's third party assets under management increased by $25.64 billion primarily due to market appreciation and net sales of money market funds. Third party assets under management at Equitable Real Estate decreased by $8.15 billion primarily due to the sale by EQ Services of mortgage servicing contracts. The growth in fees for assets under management for 1994 primarily was due to asset growth in 1993, as 1994 included a full year of fees generated from 1993 asset increases. During 1994, the increase in third party assets under management primarily was attributable to the $7.8 billion increase due to Alliance's Shields/Regent acquisition offset by a decrease of $2.2 billion at Equitable Real Estate primarily due to loan repayments.

Group Pension. The following table summarizes the results of operations for the Group Pension segment.

                                  Group Pension
                                  (In Millions)

                                                      Years Ended December 31,
                                                  ------------------------------
                                                     1995       1994      1993
                                                  ---------  --------- ---------

Policy fees, premiums and other income, net ....  $    56.1  $   53.7  $   64.2
Net investment income ..........................      273.3     285.8     337.2
Investment (losses) gains, net .................      (37.4)     19.6      25.2
                                                  ---------  --------  --------
Total revenues .................................      292.0     359.1     426.6
Total benefits and other deductions ............      305.3     343.3     424.6
                                                  ---------  --------  --------
(Loss) Earnings before Federal Income Taxes and
  Cumulative Accounting Change .................  $  (13.3)  $   15.8  $    2.0
                                                  =========  ========  ========

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994 - The results for the Group Pension segment reflected a decline of $29.1 million for the year ended December 31, 1995 compared to the prior year. This decrease was attributed to investment losses in 1995 as compared to investment gains in 1994 offset by lower operating costs and expenses, higher market value adjustments to participating policyholders' accounts that transferred to Separate Account annuity contracts and improved net risk experience. The $57.0 million decrease from $19.6 million of investment gains in 1994 to $37.4 million of losses in 1995 produced an earnings decline of approximately $37.0 million after reflecting the effect of pass-throughs to participating pension contractholders. The investment losses principally resulted from additions to asset valuation allowances on mortgage loans and equity real estate. Investment income for the year ended December 31, 1995 decreased from the comparable period of the prior year due to a smaller asset base.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993 - The results for the Group Pension segment were $13.8 million higher for the year ended December 31, 1994 compared to 1993. This increase in pre-tax earnings was attributable to: lower operating costs and expenses; the improvement in spread between investment results and interest credited to Association Plans contracts due to the maturity of high fixed rate contracts; and improved investment


                                      7-13
results relative to amounts passed through to participating pension contractholders. The decrease in investment gains of $5.6 million was more than offset by the effect of pass-throughs to participating pension contractholders. Investment income for the year ended December 31, 1994 decreased from the prior year due to a smaller asset base and lower yields on investments.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

At December 31, 1995, the Insurance Group, including the Closed Block, had $34.64 billion of General Account Investment Assets to support the insurance and annuity liabilities of its continuing operations. The following discussion analyzes the results of the major categories of General Account Investment
Assets, including the Closed Block investment assets. These categories are: fixed maturities, which include both investment grade and below investment grade public and private debt securities and redeemable preferred stock; mortgages, principally on commercial properties; equity real estate, which includes significant investments in office and mixed use properties; and other equity investments, which consists principally of limited partnership investments in funds which invest in below investment grade debt and equity securities, and other equity securities received in connection with private below investment grade debt investments. Policy loans and cash and short-term investments make up the remainder of General Account Investment Assets.

The Insurance Group investment segments often hold pro rata interests in the same investment assets and share on a pro rata basis the cash flows therefrom. Most individual investment assets held in the discontinued GIC Segment portfolio are also held in the General Account investment portfolio. At demutualization, General Account Investment Assets were allocated between the Closed Block and operations outside of the Closed Block. The Closed Block assets are a part of continuing operations and have been combined on a line-by-line basis with assets outside of the Closed Block for comparability purposes. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis. The investment results of General Account Investment Assets reflected in the Company's results from continuing operations; investment results of GIC Segment Investment Assets are reflected in discontinued operations.

The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                General Account Investment Asset Carrying Values
                                December 31, 1995
                                  (In Millions)

                                                                     General
                                  Balance                             Account
                                   Sheet      Closed                Investment
Balance Sheet Captions:            Total      Block      Other (1)    Assets
-----------------------        ------------ ---------- ----------- -----------
Fixed maturities:
  Available for sale(2) ....... $  15,899.9 $  3,896.2 $   (211.7) $  20,007.8
Mortgage loans on real estate..     3,638.3    1,368.8       --        5,007.1
Equity real estate ............     3,916.2      192.6      (21.5)     4,130.3
Policy loans ..................     1,976.4    1,797.2       --        3,773.6
Other equity investments ......       621.1      151.6        8.6        764.1
Other invested assets .........     1,342.7       15.3    1,042.7        315.3
                                -----------   --------   --------    ---------
  Total investments ...........    27,394.6    7,421.7      818.1     33,998.2
Cash and cash equivalents .....       774.7       70.6      208.5        636.8
                                -----------   --------   --------    ---------
Total ......................... $  28,169.3 $  7,492.3 $  1,026.6  $  34,635.0
                                ===========   ========   ========    =========

                                      7-14

(1) Assets listed in the "Other" category consist principally of assets held in portfolios other than the General Account and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at General Account Investment Assets.

(2) Fixed maturities available for sale are reported at estimated fair value. At December 31, 1995, the amortized cost of the General Account's fixed maturity portfolio was $19.15 billion compared with an estimated market value of $20.00 billion.

Asset Valuation Allowances;
Writedowns of Fixed Maturity Securities

Impairments in the value of fixed maturities that are other than temporary are treated as direct writedowns to the asset value and are accounted for as realized losses. The Company provides for other than temporary declines in the values of mortgages and equity real estate through asset valuation allowances. Additions or deductions to these allowances are recognized in investment gains (losses) for the period in which they are recorded. The carrying values of assets on the consolidated balance sheets are presented net of the applicable valuation allowance at the relevant date.

Management, with the assistance of its asset managers, regularly monitors the performance of General Account Investment Assets. Based on recommendations from these asset managers, as well as other factors, Equitable Life's Investments Under Surveillance Committee (the "Surveillance Committee") decides on a quarterly basis whether any investments are other than temporarily impaired. The Surveillance Committee reviews proposed writedowns and the adequacy of the valuation allowance for each asset category and adjusts such amounts, as management deems appropriate, in accordance with the Company's valuation policies for investments (see Note 2 of Notes to Consolidated Financial Statements).

Fixed maturities identified as available for sale are carried at estimated fair value while those identified as held to maturity are carried at amortized cost. On December 1, 1995, as the result of a one-time reassessment of the classification of fixed maturities permitted by the FASB's implementation guide on SFAS No. 115, all General Account and discontinued GIC Segment fixed maturities then classified as "held to maturity" were reclassified as "available for sale." Equity real estate identified as available for sale is carried at the lower of cost or estimated fair value less disposition costs. During the first quarter of 1996, the Company will implement SFAS No. 121, which prescribes the accounting for the impairment of long-lived assets, including equity real estate. See Note 2 of Notes to Consolidated Financial Statements for discussion of the impact of this accounting change. Equity securities are carried at estimated fair value, with other than temporary decreases in value reflected as realized losses in the consolidated statements of earnings. The carrying value of equity in other limited partnership interests is based on the net assets of the partnership, which generally are determined by the relevant partnership using estimated fair value of the underlying assets, with changes reflected by the Company in investment income in the consolidated statements of earnings.


                                      7-15

The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                           Private
                                            Fixed              Equity Real
                                          Maturities Mortgages   Estate      Total
                                         ----------- --------- ----------- --------
December 31, 1995
Assets Outside of the Closed Block:
  Beginning balances ..............                   $  64.2  $  220.7    $  284.9
  Additions .......................                      45.8      90.2       136.0
  Deductions(1) ...................                     (44.5)    (51.1)      (95.6)
                                                      -------- ---------   ---------
Ending Balances ...................                   $  65.5  $  259.8    $  325.3
                                                      ======== =========   =========

Closed Block:
  Beginning balances ..............                   $  46.2  $    2.6    $   48.8
  Additions .......................                       7.8       2.7        10.5
  Deductions(1) ...................                     (35.6)     (1.0)     (36.6)
                                                      -------- ---------   ---------
Ending Balances ...................                   $  18.4  $    4.3    $   22.7
                                                      ======== =========   =========

Total:
  Beginning balances ..............                   $ 110.4  $  223.3    $  333.7
  Additions .......................                      53.6      92.9       146.5
  Deductions(1) ...................                     (80.1)    (52.1)     (132.2)
                                                      -------- ---------   ---------
Ending Balances ...................                   $  83.9  $  264.1    $  348.0
                                                      ======== =========   =========

December 31, 1994
Total:
  Beginning balances ..............                   $ 216.6  $  211.8    $  428.4
  Additions .......................                      47.9      24.2        72.1
  Deductions(1) ...................                    (154.1)    (12.7)     (166.8)
                                                      -------- ---------   --------
Ending Balances ...................                   $ 110.4  $  223.3    $  333.7
                                                      ======== ========    ========

December 31, 1993
Total:
  Beginning balances ..............     $  128.3      $ 249.0  $  195.5  $  572.8
  Additions .......................         12.1         86.0      31.6     129.7
  Deductions(1) ...................       (106.4)      (118.4)    (15.3)   (240.1)
  Transfers(2) ....................        (34.0)         --        --      (34.0)
                                        --------      -------- --------  --------
Ending Balances ...................     $   --        $ 216.6  $  211.8  $  428.4
                                        ========      ======== ========  ========

(1) Reflect asset sales, writedowns and improvements in asset value. For 1993, as a result of the implementation of SFAS No. 115 at December 31, 1993, $53.5 million of asset valuation allowances for private fixed maturities were recharacterized as adjustments to amortized cost.

(2) Represents the transfer of asset valuation allowances to the Trust when the assets were sold by the Insurance Group.

Writedowns (primarily related to below investment grade securities) aggregated $63.5 million, $46.7 million and $7.1 million in 1995, 1994 and 1993, respectively.

                                      7-16

General Account Investment Assets

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowance and net amortized cost as of December 31, 1995 and by net amortized cost as of December 31, 1994.

                        General Account Investment Assets
                              (Dollars In Millions)

                                       At December 31, 1995               At December 31, 1994
                         ----------------------------------------------- ----------------------
                                                                % of                   % of
                                                      Net     Total Net      Net     Total Net
                         Amortized    Valuation    Amortized  Amortized   Amortized  Amortized
                            Cost      Allowances     Cost        Cost        Cost      Cost
                         ----------   ----------  ----------  ---------- ----------- ----------
Fixed maturities(1) ..   $19,149.9      $  --     $19,149.9       56.7%   $16,871.6     52.2%
Mortgages ............     5,091.0         83.9     5,007.1       14.8      5,582.9     17.3
Equity real estate ...     4,394.4        264.1     4,130.3       12.2      4,654.7     14.4
Other equity
  investments ........       764.1         --         764.1        2.3        846.1      2.6
Policy loans .........     3,773.6         --       3,773.6       11.2      3,559.1     11.0
Cash and short-term
  investments(2) .....       952.1         --         952.1        2.8        824.2      2.5
                         ---------      -------   ---------      ------   ---------    ------
Total ................   $34,125.1      $ 348.0   $33,777.1      100.0%   $32,338.6    100.0%
                         =========      =======   =========      ======   =========    ======

(1) Excludes $857.9 million of unrealized gains and $542.5 million of unrealized losses in fixed maturities available for sale which were reflected in the carrying values at December 31, 1995 and 1994, respectively. As of December 31, 1995, all fixed maturities were classified as available for sale.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Management has a policy of not investing substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. It is management's continuing objective to reduce the size of the equity real estate portfolio relative to total assets over the next several years. Management anticipates that reductions will depend on real estate market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties.

In accordance with Equitable Life's plan of demutualization, new investments for the Closed Block must consist of cash and short-term investments, fixed income securities having an NAIC category 1 or category 2 rating and commercial and agricultural mortgages having an "A" rating or better pursuant to an internal rating system acceptable to the Superintendent of the New York Insurance Department. No new investments may be made in equity real estate, mortgages (except as described in the preceding sentence) or obligations rated below NAIC category 2, except to safeguard the value of existing investments allocated to the Closed Block or to honor outstanding commitments. The Closed Block reinvestment policies may be changed with the Superintendent's prior approval.

Investment Results of General Account Investment Assets

For the year ended December 31, 1995, investment results from General Account Investment Assets totaled $2.40 billion, as compared to $2.30 billion in 1994, an increase of 4.1%. Investment yields, including investment gains and losses, increased to 7.46% in 1995 from 7.41% in 1994. Net investment income on General Account Investment Assets was $2.42 billion in 1995, as compared to $2.29 billion in 1994. The increase principally was due to higher income from fixed maturities and other equity investments offset by lower income from mortgages and equity real estate. There were investment losses of $21.5 million as compared to gains of $15.4 million in 1994.


                                      7-17

Investment gains on fixed maturities in 1995 totaling $102.0 million as compared to losses of $20.5 million in 1994 and a $22.2 million decrease in losses on mortgage loans were more than offset by losses of $87.9 million in 1995 as compared to gains of $19.9 million in 1994 for the equity real estate category and a $73.9 million decrease in gains on other equity investments.

For the year ended December 31, 1994, investment results from General Account Investment Assets totaled $2.30 billion, as compared to $2.40 billion in 1993, a decrease of 4.2%. Investment yields, including investment gains and losses, decreased to 7.41% in 1994 from 7.83% in 1993. Net investment income on General Account Investment Assets was $2.29 billion in 1994, as compared to $2.34 billion in 1993. The decline principally was due to lower income from mortgage loans and other equity investments offset by higher income from fixed maturities and equity real estate. There were investment gains of $15.4 million as compared to $60.3 million in 1993.


                                      7-18

The following table summarizes investment results by General Account Investment Asset category for the periods indicated.

                                                  Investment Results By Asset Category
                                                            (Dollars In Millions)

                                                           Years Ended December 31,
                                --------------------------------------------------------------------------
                                          1995                     1994                    1993
                                -----------------------    ---------------------- ------------------------
                                    (1)                      (1)                      (1)
                                   Yield       Amount       Yield       Amount       Yield      Amount
                                ---------  ------------    --------   -----------  --------   -----------
Fixed Maturities:
  Income......................     8.05%    $  1,447.7       8.02%     $  1,313.9    8.09%    $  1,222.0
  Investment Gains/(Losses)...     0.57%         102.0      (0.13)%         (20.5)   0.84%         127.3
                                ---------  ------------   ---------   ------------ --------- ------------
  Total.......................     8.62%    $  1,549.7       7.89%     $  1,293.4    8.93%    $  1,349.3
  Ending Assets...............              $ 19,149.9                 $ 16,871.6             $ 16,479.5
Mortgages:
  Income......................     8.82%    $    460.1       8.91%     $    532.0    9.17%    $    625.9
  Investment Gains/(Losses)...    (0.83)%        (43.2)     (1.09)%         (65.4)  (1.39)%        (95.3)
                                ---------  ------------   ---------   ------------ --------- ------------
  Total.......................     7.99%    $    416.9       7.82%     $    466.6    7.78%    $    530.6
  Ending Assets...............              $  5,007.1                 $  5,582.9             $  6,305.7
Equity Real Estate(2):
  Income......................     2.59%    $     92.5       2.96%     $    107.8    2.56%    $     90.8
  Investment Gains/(Losses)...    (2.46)%        (87.9)      0.55%           19.9   (0.56)%        (20.0)
                                ---------  ------------   ---------   ------------ --------- ------------
  Total.......................     0.13%    $      4.6       3.51%     $    127.7    2.00%    $     70.8
  Ending Assets...............              $  3,210.5                 $  3,717.0             $  3,580.2
Other Equity Investments:
  Income......................    11.20%    $     90.0       5.69%     $     56.3   11.24%    $    136.5
  Investment Gains/(Losses)...     0.93%           7.5       8.24%           81.4    3.96%          48.1
                                ---------  ------------   ---------   ------------ --------- ------------
  Total.......................    12.13%    $     97.5      13.93%     $    137.7   15.20%    $    184.6
  Ending Assets...............              $    764.1                 $    846.1             $  1,059.0
Policy Loans:
  Income......................     6.95%    $    256.1       6.70%     $    233.3    6.81%    $    232.8
  Ending Assets...............              $  3,773.6                 $  3,559.1             $  3,426.2
Cash and Short-term
  Investments:
  Income......................     8.18%    $     72.6       6.74%     $     43.4    6.13%    $     34.5
  Investment Gains/(Losses)...     0.01%           0.1       0.00%            0.0    0.04%           0.2
                                ---------  ------------   ---------   ------------ --------- ------------
  Total.......................     8.19%    $     72.7       6.74%     $     43.4    6.17%    $     34.7
  Ending Assets...............              $    952.1                 $    824.2             $    546.6
Total:
  Income(3)...................     7.52%    $  2,419.0       7.36%     $  2,286.7    7.64%    $  2,342.5
  Investment Gains/(Losses)...    (0.06)%        (21.5)      0.05%           15.4    0.19%          60.3
                                ---------  ------------   ---------   ------------ --------- ------------
  Total(4)....................     7.46%    $  2,397.5       7.41%     $  2,302.1    7.83%    $  2,402.8
  Ending Assets...............              $ 32,857.3                 $ 31,400.9             $ 31,397.2

(1) Yields are based on the quarterly average asset carrying values, excluding unrealized gains and (losses) in the fixed maturity asset category.

(2) Equity real estate carrying values are shown, and equity real estate yields are calculated, net of third party debt and minority interests of $919.8 million, $937.7 million and $967.8 million as of December 31, 1995, 1994 and 1993, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interests. Third party interest expense and minority interests totaled $59.3 million, $48.1 million and $31.0 million for the years ended December 31, 1995, 1994 and 1993, respectively.


                                      7-19

(3) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $72.2 million, $51.2 million and $50.4 million for the years ended December 31, 1995, 1994 and 1993, respectively. Investment income is shown net of depreciation of $126.3 million, $119.7 million and $116.8 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(4) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.15%, 7.09% and 7.48% for the years ended December 31, 1995, 1994 and 1993, respectively.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 69.8%, 29.5% and 0.7%, respectively, of the amortized cost of this asset category at December 31, 1995.

Total investment results on fixed maturity investments during 1995 increased by $256.3 million (19.8%) from results in 1994. Investment income increased $133.8 million reflecting a higher asset base and higher investment returns available on below investment grade securities. There were investment gains of $102.0 million on fixed maturity investments in 1995 as compared to losses of $20.5 million in 1994 primarily due to $165.5 million of gains on sales and prepayments in 1995, offset by $63.5 million in writedowns.

The fixed maturities portfolio, which represented 56.7% of the net amortized cost of General Account Investment Assets at December 31, 1995 (compared to 52.2% at December 31, 1994), consists largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. As of December 31, 1995, 86.4% ($16.54 billion) of amortized cost of fixed maturities were rated investment grade (NAIC bond rating of 1 or 2) including $5.74 billion of publicly traded securities rated Aaa by Moody's (42.6% of publicly traded fixed maturities). At December 31, 1994, 87.9% of fixed maturities were investment grade and 36.1% of publicly traded fixed maturities were rated Aaa. Using external rating agencies or an internal rating system when a public rating does not exist, the weighted average quality of the General Account public and private fixed maturity portfolios at December 31, 1995 was A2 and Baa1, respectively.

At December 31, 1995, the Company held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.34 billion, including $2.00 billion in publicly traded CMOs. About 76.6% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 48.3% of the public CMO holdings were in planned amortization class ("PAC") bonds. At December 31, 1995, interest only ("IO") strips amounted to $13.8 million of amortized cost. There were no principal only strips. In addition, at December 31, 1995, the Company held $2.02 billion of mortgage pass-through securities (GNMA, FNMA, or FHLMC securities) and also held $686.9 million of public and private asset-backed securities, primarily backed by home equity and credit card receivables.

The Company reduced the net amortized cost of its below investment grade (NAIC bond ratings 3 through 6) fixed maturity portfolio from $3.33 billion at December 31, 1990 to $1.13 billion at December 31, 1993. In light of the Insurance Group's significantly reduced exposure to below investment grade securities at December 31, 1993, management increased its portfolio of below investment grade securities in 1994 and 1995, primarily through purchases of below investment grade public fixed maturities.

The below investment grade securities in the fixed maturity portfolio (including redeemable preferred stock), which had an amortized cost of $2.61 billion, or 13.6% of fixed maturities, as of December 31, 1995 as compared to $2.04 billion (12.1%) at December 31, 1994, primarily consisted of $1.94 billion of public below investment grade securities and $672.4 million of privately placed debt investments. At December 31, 1995, $801.9 million (30.7%) of the below investment grade fixed maturities were rated NAIC 3, the highest below investment grade rating. Of these "medium" grade assets, 56.8% were publicly rated and the remainder were privately placed.

The amortized cost of General Account Investment Asset public and private fixed maturities which were investment grade when acquired and were subsequently downgraded to below investment grade was $51.8 million and $249.5 million, respectively, at December 31, 1995.

                                      7-20

Summaries of all fixed maturities, public fixed maturities and private fixed maturities are shown by NAIC rating in the following tables.

                                                  Fixed Maturities
                                                 By Credit Quality
                                               (Dollars In Millions)

                                            At December 31, 1995              At December 31, 1994
                Rating Agency       ----------------------------------  --------------------------------
  NAIC           Equivalent           Amortized     % of     Estimated   Amortized     % of   Estimated
 Rating          Designation             Cost      Total    Fair Value     Cost       Total  Fair Value
---------- ------------------------ ------------  --------  ----------  ------------ ------- -----------
    1      Aaa/Aa/A...............  $11,713.7       61.2%   $12,307.2   $ 9,893.2      58.6% $ 9,439.9
    2      Baa....................    4,822.3 (1)   25.2      5,116.7     4,942.7(1)   29.3    4,689.2
    3      Ba.....................      801.9 (2)    4.2        802.1       654.1(2)    3.9      605.1
    4      B......................    1,488.9 (2)    7.8      1,461.6     1,043.6(2)    6.2      956.3
    5      Caa and lower..........      133.3        0.7        126.8       166.7       1.0      146.2
    6      In or near default.....       59.3        0.3         57.8        34.4       0.2       34.7
                                    ---------      ------   ---------   ---------     ------ ---------

Subtotal..........................   19,019.4       99.4     19,872.2    16,734.7      99.2   15,871.4
Redeemable preferred stock
  and other.......................      130.5        0.6        126.5       136.9       0.8      120.2
                                    ---------      ------   ---------   ---------     ------ ---------

Total.............................  $19,149.9      100.0%   $19,998.7   $16,871.6     100.0% $15,991.6
                                    =========      ======   =========   =========     ====== =========

(1) Includes Class B Notes issued by the Trust ("Class B Notes") having an amortized cost of $100.0 million, eliminated in consolidation.
(2) Includes Class B Notes having an amortized cost of $50.0 million, eliminated in consolidation.

                                       Public Fixed Maturities
                                          By Credit Quality
                                        (Dollars In Millions)


                                            At December 31, 1995            At December 31, 1994
                Rating Agency       --------------------------------- ----------- -------------------
  NAIC           Equivalent           Amortized     % of   Estimated   Amortized    % of   Estimated
 Rating          Designation             Cost      Total   Fair Value    Cost      Total  Fair Value
---------- ------------------------ ------------  ------  ----------- -----------  ------ ----------
    1      Aaa/Aa/A...............  $ 9,205.6(1)   68.4%  $ 9,642.2   $ 7,498.5(2)  66.0% $ 7,131.7
    2      Baa....................    2,318.8      17.2     2,472.3     2,440.6     21.5    2,320.1
    3      Ba.....................      455.8       3.4       464.6       394.3      3.5      358.6
    4      B......................    1,275.9       9.5     1,236.6       857.5      7.5      777.5
    5      Caa and lower..........      108.3       0.8       101.1        76.8      0.7       57.1
    6      In or near default.....       14.0       0.1        12.6        11.8      0.1       11.2
                                    ----------    ------  ----------  ----------   ------ ---------
Subtotal..........................   13,378.4      99.4    13,929.4    11,279.5     99.3   10,656.2
Redeemable preferred stock
  and other.......................       87.5       0.6        89.9        86.4      0.7       78.7
                                   ----------     ------  ----------  ----------   ------ ---------
Total.............................  $13,465.9     100.0%  $14,019.3   $11,365.9    100.0% $10,734.9
                                    ==========    ======  ==========  ==========   ====== =========

(1) Includes $5.74 billion amortized cost of Aaa rated securities (62.4% of the NAIC 1 public fixed maturities) with an estimated market value of $5.95 billion, $643.2 million amortized cost of Aa rated securities (7.0%) with an estimated market value of $680.5 million, and $2.79 billion amortized cost of A rated securities (30.3%) with an estimated market value of $2.99 billion.
(2) Includes $4.10 billion amortized cost of Aaa rated securities (54.7% of the NAIC 1 public fixed maturities) with an estimated market value of $3.92 billion, $508.0 million amortized cost of Aa rated securities (6.8%) with an estimated market value of $473.9 million, and $2.81 billion amortized cost of A rated securities (37.5%) with an estimated market value of $2.66 billion.


                                      7-21

                                             Private Fixed Maturities
                                                 By Credit Quality
                                               (Dollars In Millions)

                                           At December 31, 1995             At December 31, 1994
                Rating Agency       ---------------------------------  -------------------------------
  NAIC           Equivalent           Amortized     % of   Estimated    Amortized     % of  Estimated
 Rating          Designation             Cost      Total   Fair Value      Cost      Total  Fair Value
---------- ------------------------ ------------  ------   ----------  -----------  ------  ----------
    1      Aaa/Aa/A...............  $ 2,508.1       44.1%  $2,665.0    $2,394.7      43.5%   $2,308.2
    2      Baa....................    2,503.5 (1)   44.1    2,644.4     2,502.1(1)   45.5     2,369.1
    3      Ba.....................      346.1 (2)    6.1      337.5       259.8(2)    4.7       246.5
    4      B......................      213.0 (2)    3.7      225.0       186.1(2)    3.4       178.8
    5      Caa and lower..........       25.0        0.4       25.7        89.9       1.6        89.1
    6      In or near default.....       45.3        0.8       45.2        22.6       0.4        23.5
                                    ----------     ------ ---------   ----------    ------   --------
Subtotal..........................    5,641.0       99.2    5,942.8     5,455.2      99.1     5,215.2
Redeemable preferred stock
  and other.......................       43.0        0.8       36.6        50.5       0.9        41.5
                                    ---------      ------  --------   ---------     ------   --------
Total.............................  $ 5,684.0      100.0%  $5,979.4   $ 5,505.7     100.0%   $5,256.7
                                    =========      ======  ========   =========     ======   ========

(1) Includes Class B Notes having an amortized cost of $100.0 million, eliminated in consolidation.
(2) Includes Class B Notes having an amortized cost of $50.0 million, eliminated in consolidation.

Management defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. The amortized cost of problem fixed maturities decreased to $70.8 million at December 31, 1995 (0.4% of the amortized cost of this category) from $94.9 million (0.6%) at December 31, 1994. The amount of problem fixed maturities decreased in 1995 as assets were written down, removed from the problem category, sold or restructured.

The Company does not accrue interest income on problem fixed maturities unless management believes the full collection of principal and interest is probable. For the years ended December 31, 1995, 1994 and 1993, investment income included $0.0 million, $1.3 million and $0.2 million, respectively, of interest accrued on problem fixed maturities. Interest not accrued on problem fixed maturity investments totaled $11.2 million, $10.7 million and $11.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. The amortized cost of wholly or partially non-accruing problem fixed maturities was $70.8 million, $44.8 million and $36.2 million at December 31, 1995, 1994 and 1993, respectively.

                                          Fixed Maturities
                           Problems, Potential Problems and Restructureds
                                           Amortized Cost
                                            (In Millions)

                                                        At December 31,
                                               ---------------------------------
                                                  1995       1994       1993 (2)
                                               ----------  ---------  ----------
FIXED MATURITIES (Public and Private) ......   $19,149.9   $16,871.6  $16,479.5
Problem fixed maturities ...................        70.8        94.9       67.6
Potential problem fixed maturities .........        43.4        96.2       13.8
Restructured fixed maturities(1) ...........         7.6        38.2       34.3

(1) Excludes restructured fixed maturities of $3.5 million, $24.0 million and $43.1 million that are shown as problems at December 31, 1995, 1994 and 1993, respectively, and excludes $9.2 million and $4.8 million of restructured fixed maturities that are shown as potential problems at December 31, 1995 and 1993.


                                      7-22

(2) As a result of the adoption of SFAS No. 115 at December 31, 1993, $53.5 million of asset valuation allowances for private fixed maturities were recharacterized as adjustments to amortized cost. These adjustments to amortized cost amounted to $43.0 million, $2.7 million and $7.8 million for problem, potential problem and restructured private fixed maturities, respectively.

The Company reviews all fixed maturities at least once each quarter and identifies investments that management concludes require additional monitoring. Among the criteria that may cause a fixed maturity security to be so identified are (i) debt service coverage or cash flow falling below certain thresholds which vary according to the issuer's industry and other relevant factors, (ii) significant declines in revenues and/or margins, (iii) violation of financial covenants, (iv) public securities trading at a substantial discount as a result of specific credit concerns and (v) other subjective factors relating to the issuer.

Based on its monitoring of fixed maturities, management identifies a class of potential problem fixed maturities, which consists of fixed maturities not currently classified as problems but for which management has serious doubts as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the issuer. The amortized cost of potential problem fixed maturities decreased to $43.4 million at December 31, 1995 from $96.2 million at December 31, 1994 as new potential problems were more than offset by assets that were repaid, were classified as problems or were removed from the potential problem category.

In certain situations, the terms of some fixed maturity assets are restructured or modified. Management defines restructured investments in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Restructured fixed maturities amounted to $7.6 million, $38.2 million and $34.3 million at December 31, 1995, 1994 and 1993, respectively. These amounts exclude problem restructured and potential problem restructured fixed maturities. The decrease in total restructured fixed maturities principally resulted from asset sales.

The foregone interest on restructured fixed maturities (including restructured fixed maturities presented as problem or potential problem fixed maturities) for the years ended December 31, 1994 and 1993 was $0.6 million and $2.0 million, respectively. There was no foregone interest on restructured fixed maturities in 1995. The amortized cost of wholly or partially non-accruing restructured fixed maturities (including restructured fixed maturities presented as problem or potential problem fixed maturities) was $2.8 million, $17.1 million and $37.1 million at December 31, 1995, 1994 and 1993, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. As of December 31, 1995, commercial mortgages totaled $3.41 billion (67.1% of the amortized cost of the category), agricultural loans were $1.62 billion (31.9%) and residential loans were $53.2 million (1.0%).

In 1995, total investment results on mortgages decreased by $49.7 million (10.7%) from 1994 levels. The investment income decrease resulted from a declining asset base, in large part resulting from loan repayments. There were investment losses on mortgages of $43.2 million and $65.4 million in 1995 and 1994, respectively, which reflected additions to asset valuation allowances of $53.6 million in 1995 as compared to $47.9 million in 1994.

The Company adopted SFAS No. 114 effective January 1, 1995. At December 31, 1995, management identified impaired mortgage loans with a carrying value of $507.2 million. The provision for losses for these impaired loans was $80.8 million at December 31, 1995. Income accrued on these loans in 1995 was $33.8 million, including cash received of $29.7 million.


                                      7-23


                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                            At December 31,
                                                     ----------------------------
                                                        1995     1994     1993
                                                     --------- -------- ---------

COMMERCIAL MORTGAGES .............................   $3,413.7  $4,007.4  $4,804.2
Problem commercial mortgages(1) ..................       41.3     107.0     365.0
Potential problem commercial mortgages ...........      194.7     349.4     470.0
Restructured commercial mortgages(2) .............      522.2     459.4     560.9

VALUATION ALLOWANCES .............................   $   79.9  $  106.4  $  214.9
  As a percent of commercial mortgages ...........        2.3%      2.7%      4.5%
  As a percent of problem commercial mortgages ...      193.5%     99.4%     58.9%
  As a percent of problem and potential problem
    commercial mortgages .........................       33.9%     23.3%     25.7%
  As a percent of problem, potential problem and
    restructured commercial mortgages ............       10.5%     11.6%     15.4%

AGRICULTURAL MORTGAGES ...........................   $1,624.1  $1,618.5  $1,628.7
Problem agricultural mortgages(3) ................       82.9      17.5      57.1
Potential problem agricultural mortgages .........        0.0      68.2       0.0
Restructured agricultural mortgages ..............        2.0       1.4       2.4

VALUATION ALLOWANCES .............................   $    4.0  $    4.0  $    1.7


(1) Includes delinquent mortgage loans of $41.3 million, $100.6 million and $308.8 million at December 31, 1995, 1994 and 1993, respectively, and mortgage loans in process of foreclosure of $0.0 million, $6.4 million and $56.2 million, respectively, at the same dates.

(2) Excludes restructured commercial mortgages of $12.6 million, $1.7 million and $37.8 million that are shown as problems at December 31, 1995, 1994 and 1993, respectively, and excludes $148.3 million, $180.9 million and $123.8 million of restructured commercial mortgages that are shown as potential problems at December 31, 1995, 1994 and 1993, respectively.

(3) Includes delinquent mortgage loans of $77.2 million, $8.8 million and $23.3 million at December 31, 1995, 1994 and 1993, respectively, and mortgage loans in process of foreclosure of $5.7 million, $8.7 million and $33.8 million, respectively, at the same dates.

Management has a monitoring process to stay close to the performance of the mortgage loans in its portfolio and local market dynamics. When management believes that a specific loan will experience payment problems, The Equitable will discuss various restructuring alternatives with the borrower, as well as consider foreclosure. Because the mortgage portfolio is managed by Equitable Real Estate which has expertise in a variety of real estate disciplines, the Company is able to deal directly and aggressively with its problem mortgages.

The volume of problem commercial mortgage loans decreased significantly during 1995. A large loan package which was previously delinquent was resolved in 1995, with part of the package reclassified as restructured and the remainder reclassified as equity real estate. At December 31, 1995, 1994 and 1993, problem commercial mortgage loans (defined as mortgages 60 days or more past due or mortgages in process of foreclosure) totaled $41.3 million, $107.0 million and $365.0 million, respectively, or 1.2%, 2.7% and 7.6%, respectively, of the total amortized cost of commercial mortgages at such dates.


                                      7-24

The amortized cost of wholly or partially non-accruing problem commercial mortgages was $38.7 million, $107.0 million and $309.5 million at December 31, 1995, 1994 and 1993, respectively. For the years ended December 31, 1995 and 1993, investment income included $0.1 million and $1.3 million, respectively, of interest accrued on problem loans. Interest not accrued on problem commercial mortgages totaled $3.3 million, $9.4 million and $20.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company reviews its commercial mortgage loan portfolio and identifies monthly all commercial mortgage loans that management concludes require additional monitoring. Among the criteria that may cause a loan to be so identified are (i) borrower bankruptcies, (ii) bankruptcies of major tenants of mortgaged properties, (iii) requests from borrowers for loan restructuring or other relief, (iv) known or suspected cash flow deficiencies, (v) lateness of payments, (vi) noncompliance with covenants, (vii) known or suspected loan to value imbalances, (viii) lease rollovers affecting debt service coverage or property value, (ix) property vacancy rates, (x) maturing loans identified as potential refinancing risks, and (xi) other subjective factors relating to the borrower or the mortgaged property.

Based on its monthly monitoring of commercial mortgages, management identifies a class of potential problem mortgages, which consists of mortgage loans that are not currently classified as problems but for which management has serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future market conditions and developments with respect to the borrower or the individual mortgaged property. Potential problem commercial mortgages decreased during 1995 as new potential problems were more than offset by foreclosures, removals due to improvements, and repayments.


                                      7-25

The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                       December 31, 1995
                                                --------------------------------
                                                     (Dollars In Millions)

                                                Number of   Amortized     % of
                                                  Loans        Cost       Total
                                                ---------   ---------    -------
Problem Commercial Mortgages
Property Type:
Retail .......................................        5     $   17.6       42.6%
Hotel ........................................        2         11.0       26.6
Office .......................................        1         10.2       24.7
Apartment ....................................        2          2.5        6.1
                                                   ----     --------      ------
Total ........................................       10     $   41.3      100.0%
                                                   ====     ========      ======
State:
Pennsylvania .................................              $   13.1       31.7%
Virginia .....................................                  10.2       24.7
California ...................................                   9.5       23.0
Indiana ......................................                   3.9        9.4
Other (no state larger than 5.0%) ............                   4.6       11.2
                                                            --------      ------
Total ........................................              $   41.3      100.0%
                                                            ========      ======
Potential Problem Commercial Mortgages
Property Type:
Office .......................................        7     $  128.5       66.0%
Retail .......................................        4         42.4       21.8
Hotel ........................................        3         22.9       11.8
Land .........................................        1          0.9        0.4
                                                    ---     --------      ------
Total ........................................       15     $  194.7      100.0%
                                                    ===     ========      ======
State:
California ...................................              $   66.8       34.3%
Virginia .....................................                  57.6       29.6
South Carolina ...............................                  31.3       16.1
Other (no state larger than 5.0%) ............                  39.0       20.0
                                                            --------      ------
Total ........................................              $  194.7      100.0%
                                                            ========      ======

In certain situations, mortgages may be restructured or modified within the meaning of SFAS Nos. 114 and 15, as amended. The amount of restructured commercial mortgages increased during 1995, as new restructureds were partially offset by reclassification to potential problems as well as payoffs. The original weighted coupon rate of the $522.2 million of restructured commercial mortgages was 10.0%. As a result of these restructurings, the restructured weighted coupon rate is 8.9% and the restructured cash payment rate is 6.3%. The foregone interest on restructured commercial mortgages (including restructured mortgages presented as problem or potential problem mortgages) for the years ended December 31, 1995, 1994 and 1993 was $7.6 million, $5.7 million and $7.8 million, respectively.


                                      7-26

The following table sets out the distribution, by property type and by state, of restructured commercial mortgages.

                        Restructured Commercial Mortgages
                          By Property Type and By State
                                December 31, 1995
                              (Dollars In Millions)

                                                 Number of  Amortized      % of
                                                   Loans       Cost       Total
                                                ----------  ----------    -----
Property Type:
Office ....................................          15      $  206.1      39.5%
Hotel .....................................           5         168.6      32.3
Industrial ................................           3          99.5      19.0
Retail ....................................           3          48.0       9.2
                                                   ----      --------     ------
Total .....................................          26      $  522.2     100.0%
                                                   ====      ========     ======
State:
Texas .....................................                  $  114.4      21.9%
Illinois ..................................                     110.8      21.2
California ................................                      69.9      13.4
New York ..................................                      60.2      11.5
Louisiana .................................                      56.9      10.9
New Jersey ................................                      40.0       7.7
Other (no state larger than 5.0%) .........                      70.0      13.4
                                                             --------     ------
Total .....................................                  $  522.2     100.0%
                                                             ========     ======

For the year ended December 31, 1995, scheduled amortization payments and prepayments received on commercial mortgage loans aggregated $393.1 million. For the year ended December 31, 1995, $528.0 million of commercial mortgage loan maturity payments were scheduled, of which $261.5 million (49.5%) was paid as due. Of the amount not paid, $210.9 million (40.0%) was extended for a weighted average of 3.9 years at a weighted average interest rate of 8.7%, $15.5 million (2.9%) was delinquent or in default for non-payment of principal, $39.8 million (7.5%) was granted short-term extensions of up to six months and the balance of $0.3 million (0.1%) was foreclosed upon.

During 1996, approximately $496.5 million of commercial mortgage principal payments are scheduled, including $417.0 million of payments at maturity on commercial mortgage balloon loans. An additional $1.10 billion of commercial mortgage principal payments, including $889.0 million of payments at maturity on commercial mortgage balloon loans, are scheduled for 1997 and 1998. Depending on market conditions and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

During the years ended December 31, 1995, 1994 and 1993, the amortized cost of foreclosed commercial mortgages totaled $103.1 million, $469.1 million and $352.1 million, respectively. At the time of foreclosure, reductions in amortized cost reflecting the writing down of these properties to estimated fair value totaled $54.4 million, $152.3 million and $119.1 million in 1995, 1994 and 1993, respectively.

As of December 31, 1995, problem agricultural mortgages (defined as mortgages with payments 90 days or more past due or in foreclosure) totaled $82.9 million, or 5.1% of the amortized cost of the agricultural mortgage portfolio, as compared with $17.5 million (1.1%) and $57.1 million (3.5%) at December 31, 1994 and 1993, respectively. The 1995 increase in problem agricultural mortgages is largely due to several loans in Florida that became delinquent. There were no potential problem agricultural mortgages at December 31, 1995 and 1993 as compared to $68.2 million (4.2%) at December 31, 1994.

For the years ended December 31, 1995, 1994 and 1993, the amortized cost of foreclosed agricultural mortgages totaled $5.5 million, $19.8 million and $2.6 million, respectively.


                                      7-27

Equity Real Estate. The equity real estate category consists primarily of a diversified group of office, retail, hotel, industrial and other properties. Office properties constituted the largest component (67.8% of amortized cost) of this portfolio at December 31, 1995.

Total investment results on equity real estate assets declined in 1995 to $4.6 million from $127.7 million in 1994. Investment income was $92.5 million in 1995, as compared to $107.8 million in 1994. Investment losses of $87.9 million in 1995 included $30.2 million of losses recognized in 1995 on equity real estate properties with amortized cost of $635.4 million which were sold as compared to $44.7 million of gains recognized during 1994 on equity real estate properties with amortized cost of $234.9 million which were sold. Additions to asset valuation allowances were $92.9 million and $24.2 million in 1995 and 1994, respectively.

At December 31, 1995, the overall vacancy rate for the Company's real estate office properties was 15.6%, with a vacancy rate of 11.2% for properties acquired as investment real estate and 26.4% for properties acquired through foreclosure. The national commercial office vacancy rate was 14.3% (as of September 30, 1995) as measured by CB Commercial. Lease rollover rates for such properties for 1996, 1997 and 1998 range from 7.8% to 9.1%.

At December 31, 1995, the equity real estate category included $3.21 billion amortized cost of properties acquired as investment real estate (or 73.1% of amortized cost of equity real estate held) and $1.18 billion (26.9%) amortized cost of properties acquired through foreclosure (including in-substance foreclosure). Asset valuation allowances related to the equity real estate category at December 31, 1995 totaled $264.1 million (6.0% of amortized cost). Cumulative writedowns recognized on foreclosed properties were $425.9 million through December 31, 1995. As of December 31, 1995, the carrying value of the equity real estate portfolio was 75.6% of its original cost. The amortized cost of foreclosed equity real estate totaled $1.36 billion (28.0% of amortized cost) and $1.12 billion (23.6%) at year end 1994 and 1993, respectively. Depending on future real estate market conditions, there may be further acquisitions of equity real estate through foreclosure.

The following table summarizes the distribution by property type and by state of foreclosed equity real estate properties.

                    Foreclosed Equity Real Estate Properties
                          By Property Type and By State
                                December 31, 1995
                              (Dollars In Millions)

                                         Number of     Amortized       % of
                                        Properties        Cost        Total
                                       ------------    ----------    ------
Property Type:
Office ..........................           26          $  480.7       40.6%
Mixed Use .......................            2             292.3       24.7
Retail ..........................           18             216.2       18.3
Industrial ......................            9              22.2        1.9
Apartment .......................            2               0.1         **
Hotel ...........................            1               *           **
Other ...........................           47             172.0       14.5
                                           ---          --------      -----
Total ...........................          105          $1,183.5      100.0%
                                           ===          ========      =====
State:
California ......................                       $  265.2       22.4%
Texas ...........................                          229.3       19.4
Georgia .........................                          110.8        9.4
Illinois ........................                          104.5        8.8
Pennsylvania ....................                           86.1        7.3
Ohio ............................                           79.1        6.7
Other (no state larger
 than 5.0%) .....................                          308.5       26.0
                                                        --------      -----
Total ...........................                       $1,183.5      100.0%
                                                        ========      =====

  * Less than $0.05 million.
 ** Less than 0.05%.

                                      7-28

Total equity real estate with an aggregate carrying value of $276.4 million was classified as available for sale at December 31, 1995, including $237.1 million of foreclosed real estate. At foreclosure, the Company assesses each property (except those properties acquired through in-substance foreclosure which are always classified as available for sale) and makes a determination as to whether the property should be classified as being available for sale or held for investment. Because of Equitable Real Estate's expertise in a variety of real estate management disciplines, The Company believes it has the capability to manage certain foreclosed assets for the production of income in the same way as properties originally purchased as investments. This treatment of foreclosed assets is consistent with The Company's periodic review of all of its equity real estate assets, including properties that were originally purchased as investments, to determine whether the assets should be classified as available for sale or held for investment.

Other  Equity   Investments.   Other  equity  investments   consist  of  limited
partnership interests in high yield funds managed by third parties ($521.4 million or 68.2% of amortized cost of this portfolio at December 31, 1995), common and non-redeemable preferred stocks most of which were acquired in connection with below investment grade fixed maturity investments ($132.6 million or 17.4%) and Equitable Deal Flow Fund, L.P., a high yield limited partnership sponsored by the Insurance Group ($110.1 million or 14.4%). The high yield funds in which the Insurance Group holds equity interests principally invest in below investment grade fixed maturities and associated equity securities. These funds can create significant volatility in investment income since they are accounted for in accordance with the equity method that treats increases and decreases in the Company's allocable portion of the estimated fair value of the underlying partnership assets, whether realized or unrealized, as investment income or loss to the Company.

Returns on other equity investments have been very volatile year-to-year. Total investment results on other equity investments decreased by $40.2 million and $46.9 million during 1995 and 1994, respectively. The decrease in investment results in 1995 was due to lower investment gains. Investment income in 1995 increased by $33.7 million. There were investment gains of $7.5 million in 1995, as compared to $81.4 million in 1994 and $48.1 million in 1993. Investment gains have primarily resulted from the gain on sale of certain common stock investments held in the portfolio.

Policy Loans. As of December 31, 1995, General Account Investment Assets included $3.77 billion in outstanding policy loans which are collateralized by the cash value of the underlying insurance policies. The policy loan interest rates charged to policyholders are specified in the policies and ranged from 5.0% to 8.0% for policies with fixed rate provisions during 1995. For policies with variable rate provisions, the loan interest rates were tied to external indices. Interest rates charged on policy loans generally exceed interest rates credited on the underlying policies.


                                      7-29

DISCONTINUED OPERATIONS

GIC Segment

Results of Operations. As of December 31, 1995, $1.40 billion of GIC Segment liabilities to contractholders were outstanding, of which $329.2 million were related to GIC products. GIC Segment liabilities to contractholders are expected to decline by the end of 1997 to $1.04 billion, of which $34.2 million will be represented by GICs and the balance by Wind-Up Annuities. The loss allowance and premium deficiency reserve for GIC contracts and Wind-Up Annuities totaled $164.2 million at December 31, 1995. As of December 31, 1995, the range of credited interest rates on GIC contracts was 7.20% to 17.35%. The weighted average rates credited during 1995 and 1994 were 9.2% and 9.5%, respectively. Payments on maturing GIC contracts and voluntary client withdrawals totaled $562.6 million and $867.8 million during 1995 and 1994, respectively. In 1995, $25.1 million of pre-tax losses were incurred compared to $21.7 million in 1994 and $24.7 million in 1993. All pre-tax losses incurred were charged to the GIC Segment's loss allowance.

In January 1995, continuing operations transferred $1.22 billion in cash to the GIC Segment in settlement of its obligation to fund the accumulated deficit of the GIC Segment. Subsequently, the GIC Segment remitted $1.16 billion in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions. As a result of these transactions, the discontinued GIC Segment's total investment income and benefits and other deductions for 1995 were both reduced. Total investment income within continuing operation's Attributed Insurance Capital and Corporate interest expense were also reduced in 1995.

The higher losses in 1995, compared to the year-earlier period, primarily were due to a $69.9 million decline in investment income and investment losses of $22.9 million as compared with gains of $26.8 million in 1994, offset by a $65.1 million decrease in interest expense on the GIC Segment's intersegment loans from continuing operations as a result of the $1.16 billion repayment noted above and lower interest credited of $52.5 million on a reduced GIC contract base. The interest expense on intersegment loans totaled $154.6 million, $219.7 million and $197.1 million in 1995, 1994 and 1993, respectively.

Amounts due from the discontinued GIC Segment of $2.10 billion on the Company's consolidated balance sheet at December 31, 1995 consisted of intersegment borrowings by the GIC Segment from continuing operations. At December 31, 1994 and 1993, such intersegment borrowings were offset by the obligation of continuing operations to provide assets to fund the GIC Segment accumulated deficit which equaled $1.22 billion and $1.16 billion, respectively.

The Company's procedure for analyzing the adequacy of the loss allowance and premium deficiency reserve for the discontinued GIC Segment rests on its annual planning process and the resultant forecast of future years' investment income. This process produced the following estimates of annual net cash flow:

                      Projections at December 31,
                     ----------------------------
                        1994           1995
                     ----------     ------------
                              (In Billions)

          1995        $  (0.00)           -
          1996            0.13       $   0.65
          1997             -            (0.11)

Cash requirements are funded by cash flows from assets held by the discontinued GIC Segment and new intersegment loans from continuing operations. The intersegment loan balance at December 31, 1995 of $2.10 billion is expected to be reduced by approximately $650.1 million during 1996 and increased by approximately $107.4 million in 1997. The net cash flow for the GIC Segment is projected to be approximately $239.3 million for the years 1998 through 2000 resulting in a projected balance of intersegment loans at December 31, 2000 of $1.32 billion. The remaining intersegment loan balance is expected to be repaid by the GIC Segment from cash flows after the year 2000. The weighted average interest rate on intersegment loans in 1995 was 7.13% as compared to 6.65% in 1994 (the weighted average interest rate on the borrowings repaid in January 1995 was 5.74%). The projection at December 31, 1995 assumes new intersegment loans are made for a term of three years.


                                      7-30

Other material assumptions for the determination of the adequacy of the loss allowance and premium deficiency reserve are estimates of:

 (i) Future annual investment portfolio returns through maturity or assumed disposition for GIC Segment Investment Assets which ranged in the 1994 projection from 6.9% to 7.8% and ranged in the 1995 projection from 5.8% to 7.3%. Investment return assumptions have declined somewhat between the 1994 and 1995 projections, primarily due to higher assumed repayments on other equity investments and lower assumed returns on mortgage loans partially offset by higher assumed investment returns on other equity investments.

 (ii) Planned sales of equity real estate assets and sales of other equity investments over time as market conditions improve, with the proceeds therefrom and from other maturing GIC Segment Investment Assets being used to pay maturing GIC liabilities or to repay outstanding intersegment borrowings.

 (iii)Interest to be credited to policyholders' accounts under the fixed terms of the underlying agreements, which terms, in the case of the GIC contracts, establish well defined liability payment schedules.

 (iv) Mortality experience for Wind-Up Annuities based on the 1983 GAM (Group Mortality Table) with projections for future mortality improvements. Wind-Up Annuities' cash flows beyond the year 2000 were discounted at 8.95% in 1994 and 7.43% in 1995.

The Company's quarterly process for evaluating the adequacy of the loss allowance is to apply the current period's results of operations against the allowance, re-estimate future losses and adjust the allowance as appropriate.

Management believes the loss allowance and premium deficiency reserve for GIC contracts and Wind-Up Annuities at December 31, 1995 are adequate to provide for all future losses; however, the determination of loss provisions involves numerous estimates and subjective judgments regarding the expected performance of GIC Segment Investment Assets, and there is no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results of the discontinued GIC Segment differ from management's best estimates underlying the loss allowance and premium deficiency reserve, the difference will be reflected in the consolidated statements of earnings in discontinued operations.

Investment Results. Total investment results declined by $119.6 million to $302.3 million for the year ended December 31, 1995 as compared to 1994. Investment income declined by $69.9 million principally due to the January 1995 cash settlement with continuing operations described above and lower investment income of $44.9 million on GIC Segment Investment Assets, partially offset by an increase of $48.1 million due to interest on the settlement of outstanding tax items and lower investment management expenses of $13.9 million. Interest income in 1994 included $88.2 million in interest on the obligation of continuing operations to fund the GIC Segment's accumulated deficit. The decline in investment income on GIC Segment Investment Assets resulted from a shrinkage in the portfolio (due to payments on maturing GIC contracts). There were investment losses of $22.9 million principally related to fixed maturities, mortgages and equity real estate as compared to investment gains of $26.8 million for 1994 primarily from sales of equity real estate and other equity investments. Total investment income included non-cash amounts from amortization, payment-in-kind distributions and undistributed equity earnings of $8.0 million, $7.2 million and $14.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. Investment income is shown net of depreciation of $32.7 million, $37.7 million and $36.0 million, respectively, for such periods.

The following table shows the major categories of GIC Segment Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1995 and by net amortized cost as of December 31, 1994. See Note 7 of Notes to Consolidated Financial Statements.


                                      7-31


                                                GIC Segment Investment Assets(1)
                                                       (Dollars In Millions)

                                         At December 31, 1995               At December 31, 1994
                       -------------------------------------------------  ------------------------
                                                                % of                       % of
                                                      Net     Total Net        Net      Total Net
                        Amortized    Valuation    Amortized   Amortized     Amortized   Amortized
                           Cost      Allowances      Cost        Cost          Cost       Cost
                       -----------   ----------  ----------- -----------   ----------  -----------

Fixed maturities...... $   108.4     $   --      $   108.4       3.3%      $    231.4       5.9%
Mortgages.............   1,505.0        19.2       1,485.8      45.7          1,730.5      44.4
Equity real estate....   1,209.1        77.9       1,131.2      34.8          1,203.2      30.8
Other equity
  investments.........     455.9         --          455.9      14.0            591.8      15.2
Cash and short-term
  investments.........      72.4         --           72.4       2.2            142.6       3.7
                       ----------    --------    ----------    ------      -----------    ------
Total................. $ 3,350.8     $  97.1     $ 3,253.7     100.0%      $  3,899.5     100.0%
                       ==========    ========    ==========    ======      ===========    ======

(1)  Includes the assets of Separate Account No. 9.

Asset Valuation Allowances; Writedowns of Fixed Maturity Securities

The following table shows asset valuation allowances at the dates indicated.

                                                GIC Segment Investment Assets
                                                    Valuation Allowances
                                                         (In Millions)

                                        Private
                                         Fixed                  Equity Real
                                      Maturities     Mortgages    Estate       Total
                                     ------------   ----------- ----------- ---------
December 31, 1995
  Beginning balances...............                  $  50.2     $ 74.7     $ 124.9
  Additions........................                     10.8       19.3        30.1
  Deductions.......................                    (41.8)     (16.1)      (57.9)
                                                    ----------  --------   ---------
Ending Balances....................                  $  19.2     $ 77.9     $  97.1
                                                    ==========  ========   =========

December 31, 1994
  Beginning balances...............                  $  61.4     $ 61.5     $ 122.9
  Additions........................                      8.0       25.0        33.0
  Deductions.......................                    (19.2)     (11.8)      (31.0)
                                                    ----------  --------   ---------
Ending Balances....................                  $  50.2     $ 74.7     $ 124.9
                                                    ==========  ========   =========

December 31, 1993
  Beginning balances...............   $   92.6       $  63.0     $ 79.3     $ 234.9
  Additions........................        2.3          28.2       21.4        51.9
  Deductions(1)....................      (94.9)        (29.8)     (39.2)      163.9)
                                      ---------     ----------  --------   ---------
Ending Balances....................   $    -         $  61.4     $ 61.5     $ 122.9
                                      =========     ==========  ========   =========


(1) As a result of the implementation of SFAS No. 115 at December 31, 1993, $40.8 million of asset valuation allowances for private fixed maturities were recharacterized as adjustments to amortized cost.


                                      7-32

Writedowns  (primarily related to below investment grade securities)  aggregated
$8.1  million,   $17.8  million  and  $1.1  million  in  1995,  1994  and  1993, respectively.

Investment Results by Asset Category

Fixed Maturities - At December 31, 1995, the amortized cost of the discontinued GIC Segment's fixed maturity portfolio was $108.4 million compared with an estimated fair value of $109.7 million. GIC Segment fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 16.0%, 77.2% and 6.8%, respectively, of amortized cost of this asset category at December 31, 1995. At December 31, 1995, approximately 45.6% ($49.4 million) of the GIC Segment's fixed maturities were scheduled to mature within five years (with 14.9%, or $16.2 million, scheduled to mature in 1996).

Total investment results on fixed maturity investments fell to $11.2 million in 1995 from $25.8 million in 1994 and $75.5 million in 1993. The decrease in investment results during this period was largely due to a decline in investment income to $23.0 million in 1995, down from $31.7 million and $64.0 million in 1994 and 1993, respectively, principally as a result of a significantly smaller asset base. Total yields were 6.51%, 8.37% and 12.91% in 1995, 1994 and 1993, respectively. There were investment losses of $11.8 million on fixed maturity investments during 1995, as compared to losses of $5.9 million in 1994 and gains of $11.5 million in 1993. The losses were primarily due to asset writedowns of $8.1 million in 1995 compared to additions to asset valuation allowances and writedowns of $17.8 million and $3.4 million in 1994 and 1993, respectively.

As of December 31, 1995, the GIC Segment fixed maturities with an amortized cost of $108.4 million (compared to $231.4 million as of December 31, 1994) consisted of $33.6 million of investment grade securities (NAIC 1 and 2), largely public and private corporate debt, $67.4 million of below investment grade (NAIC 3-6) securities, largely directly negotiated debt investments, and $7.4 million of redeemable preferred stock.

The amount of problem fixed maturities decreased during 1995 as assets were written down or were removed from the problem category through restructuring and sales.

                          GIC Segment Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                           At December 31,
                                                 ----------------------------------
                                                   1995          1994      1993 (2)
                                                 ---------   ----------  ----------

FIXED MATURITIES (Public and Private) ......      $  108.4    $  231.4    $  391.4
Problem fixed maturities ...................           6.2        20.3        64.4
Potential problem fixed maturities .........           7.2        25.0         2.3
Restructured fixed maturities(1) ...........           9.0        33.7        38.6

(1) Excludes restructured fixed maturities of $6.1 million, $15.0 million and $21.3 million that are shown as problems at December 31, 1995, 1994 and 1993, respectively. There were no restructured fixed maturities shown as potential problems.

(2) As a result of the adoption of SFAS No. 115 at December 31, 1993, $40.8 million of valuation allowances for private fixed maturities have been recharacterized as adjustments to amortized cost. These adjustments to amortized cost amounted to $37.7 million and $3.1 million for problem and restructured private fixed maturities, respectively.


                                      7-33

Mortgages - As of December 31, 1995, GIC Segment commercial mortgages totaled $1.38 billion (91.7% of amortized cost of the category), agricultural loans were $109.2 million (7.2%) and residential loans were $16.3 million (1.1%). Office, retail and hotel properties accounted for 49.8%, 18.5% and 18.4%, respectively, of amortized cost of GIC Segment commercial mortgages as of December 31, 1995. Properties in New York (15.8% as measured by amortized cost), Texas (10.5%), New Jersey (9.5%), the District of Columbia (8.4%), California (7.4%) and Louisiana (5.6%) represented the largest amounts of GIC Segment commercial mortgages. Not more than 5.0% (as measured by amortized cost) of GIC Segment commercial mortgages was located in any other single state.

For the year ended December 31, 1995, total investment results on GIC Segment mortgages were $137.8 million, as compared to $179.7 million and $174.7 million in 1994 and 1993, respectively. Total investment yields were 8.59%, 9.44% and 7.62% in 1995, 1994 and 1993, respectively. The drop in investment income to $146.2 million in 1995, as compared to $181.7 million in 1994 and $216.5 million in 1993, reflected the shrinking asset base. There were investment losses of $8.4 million in 1995, $2.0 million in 1994 and $41.8 million in 1993. Losses in 1995 relative to 1994 reflected higher additions to asset valuation allowances.

                              GIC Segment Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                            At December 31,
                                                    ------------------------------
                                                      1995      1994       1993
                                                    --------- --------- ----------

COMMERCIAL MORTGAGES .............................   $1,379.5  $1,630.5  $1,944.7
Problem commercial mortgages(1) ..................       33.4      13.0      60.9
Potential problem commercial mortgages ...........       42.0     182.3     233.7
Restructured commercial mortgages(2) .............      252.6     223.6     264.7

VALUATION ALLOWANCES .............................   $   19.2  $   50.2  $   61.4
  As a percent of commercial mortgages ...........        1.4%      3.1%      3.2%
  As a percent of problem commercial mortgages ...       57.5%    386.2%    100.8%
  As a percent of problem and potential problem
    commercial mortgages .........................       25.5%     25.7%     20.8%
  As a percent of problem, potential problem and
    restructured commercial mortgages ............        5.9%     12.0%     11.0%

AGRICULTURAL MORTGAGES ...........................   $  109.2  $  131.3  $  169.8
Problem agricultural mortgages(3) ................        2.0       1.9       3.9


(1) Includes delinquent mortgage loans of $33.4 million, $12.5 million and $58.0 million at December 31, 1995, 1994 and 1993, respectively, and mortgage loans in process of foreclosure of $0.0 million, $0.5 million and $2.9 million at the same respective dates.

(2) Excludes restructured commercial mortgages of $31.6 million and $0.2 million that are shown as problems at December 31, 1995 and 1993, respectively, and excludes $5.1 million, $147.5 million and $108.4 million of restructured commercial mortgages that are shown as potential problems at December 31, 1995, 1994 and 1993, respectively.

(3) Includes delinquent mortgage loans of $0.5 million, $0.1 million and $1.6 million at December 31, 1995, 1994 and 1993, respectively, and mortgage loans in process of foreclosure of $1.5 million, $1.8 million and $2.3 million, respectively, at the same dates.


                                      7-34

As of December 31, 1995, problem commercial mortgages totaled $33.4 million. Of this amount, $31.5 million or 94.3% were collateralized by hotel properties and $1.9 million or 5.7% by retail properties. Properties with problem mortgages were principally located in California (91.6% of amortized cost of such mortgages). The amortized cost of wholly or partially non-accruing problem commercial mortgages was $31.7 million, $13.0 million and $21.4 million at December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995, $19.0 million of potential problem mortgages (45.2% of amortized cost of such mortgages) were collateralized by hotel properties, $12.6 million (30.0%) by retail properties and $9.3 million (22.1%) by office properties. Properties with potential problem mortgages were principally located in Texas (45.2% of amortized cost) and New York (29.0%). Potential problem commercial mortgages decreased in 1995 as new potential problems were more than offset by reclassification to restructured loans or foreclosed real estate.

The  1995  increase  in   restructured   mortgages  was  largely  due  to  loans
reclassified from potential problems. At December 31, 1995, 52.7% of restructured commercial mortgages, as measured by amortized cost, were collateralized by office properties, 27.2% by industrial properties and 18.3% by hotels. These restructured mortgages were on properties principally located in Texas (37.3% of amortized cost), Louisiana (20.2%) and New Jersey (18.6%). Interest income foregone on restructured commercial mortgages (including problem and potential problem restructured commercial mortgages) totaled $2.5 million, $0.8 million and $0.9 million for the years ended December 31, 1995, 1994 and 1993, respectively.

For the year ended December 31, 1995, scheduled amortization payments and prepayments on commercial mortgage loans aggregated $173.0 million. For the year ended December 31, 1995, $99.9 million of mortgage loan maturity payments were scheduled, of which $26.2 million (26.2%) was paid as due. Of the amount not paid, $60.9 million (61.0% of the amount scheduled) was extended for a weighted average of 3.8 years at a weighted average interest rate of 9.1%, $12.5 million (12.5%) was granted short-term extensions of up to six months, and $0.3 million (0.3%) were delinquent or in default for non-payment of principal. No loans were foreclosed upon.

During 1996, approximately $295.3 million of commercial mortgage principal payments are scheduled, including $270.8 million of payments at maturity on commercial mortgage balloon loans. An additional $353.3 million of principal payments, including $299.4 million of payments at maturity on commercial mortgage balloon loans, are scheduled from 1997 through 1998. Depending on the condition of the real estate market and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

During the years ended December 31, 1995, 1994 and 1993, the amortized cost of foreclosed commercial mortgages totaled $72.6 million, $68.1 million and $33.7 million, respectively. At the time of foreclosure, reductions in amortized cost reflecting the writing down of these properties to estimated fair value totaled $40.1 million, $6.3 million and $9.5 million in 1995, 1994 and 1993, respectively. Foreclosed agricultural mortgages totaled $0.0 million, $0.9 million and $1.7 million, for the years ended December 31, 1995, 1994 and 1993, respectively.

Equity Real Estate - At December 31, 1995, the $1.21 billion amortized cost of equity real estate in the GIC Segment was comprised principally of office (65.5%), retail (13.6%), industrial (6.9%), mixed use (3.4%) and hotel (1.1%)
properties. GIC Segment equity real estate was principally located in New York (18.7%), Illinois (15.1%), California (15.0%) Texas (10.2%), Florida (7.4%) and
Pennsylvania (5.3%).

For the year ended December 31, 1995, total investment results on equity real estate assets were $14.7 million, as compared to $35.2 million in 1994 and $37.6 million in 1993, reflecting yields of 1.38%, 2.81% and 2.77% in 1995, 1994 and 1993, respectively. Investment income was $20.3 million in 1995, as compared to $29.8 million in 1994 and $41.1 million in 1993. There were investment losses of $5.6 million in 1995, as compared to gains of $5.4 million in 1994 and losses of $27.7 million in 1993. Additions to the asset valuation allowance were $19.3 million, $25.0 million and $21.4 million for the years ended December 31, 1995, 1994 and 1993, respectively. In 1995, there were equity real estate sales with amortized cost of $144.8 million.


                                      7-35

At December 31, 1995, the equity real estate category included properties acquired through foreclosure, including in-substance foreclosure, with an amortized cost of $317.20 million (constituting 26.2% of amortized cost of equity real estate held at that date). Cumulative writedowns recognized on foreclosed properties were $109.4 million through December 31, 1995. At year end 1994 and 1993, the amortized cost of foreclosed equity real estate totaled $317.3 million and $329.4 million, respectively (24.8% and 21.4% of total amortized cost, respectively). At December 31, 1995, office, retail, mixed use, industrial and other properties made up 57.1%, 21.7%, 13.1%, 5.5% and 2.6%, respectively, of amortized cost of foreclosed equity real estate. Foreclosed equity real estate is located in New York (24.3% of amortized cost of such property), Illinois (20.7%), California (15.3%) and Texas (14.1%), with no other single state accounting for more than 5.0% of such amortized cost.

Other Equity Investments - At December 31, 1995, GIC Segment other equity investments of $455.9 million consisted primarily of limited partnership interests in high yield funds managed by third parties ($380.4 million or 83.5% of amortized cost of this portfolio at that date). GIC Segment other equity investments also included common and preferred stocks acquired in connection with the below investment grade fixed maturity investments, as well as other equity investments ($38.4 million or 8.4%) and an investment in the Deal Flow Fund ($37.1 million or 8.1%).

Total investment results on other equity  investments were $56.1 million,  $80.8 million and $119.2 million in 1995, 1994 and 1993, respectively. These investment results reflected yields of 10.54%, 11.95% and 13.54%, for the years 1995, 1994 and 1993, respectively. Investment income amounted to $53.2 million, $51.5 million and $108.1 million in 1995, 1994 and 1993, respectively. Investment gains were $2.9 million, $29.3 million and $11.1 million in 1995, 1994 and 1993, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Insurance Group

The Insurance Group's principal cash flow sources are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

The liquidity requirements of the Insurance Group principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations, the liabilities of the discontinued GIC Segment and operating expenses, including debt service on its Surplus Notes. These liabilities include the payment of benefits under such life insurance, annuity and group pension products, as well as the need to make cash payments in connection with policy surrenders, withdrawals and loans.

In December 1995, Equitable Life completed the sale of $600.0 million of Surplus Notes in a private placement to institutional investors. Interest on the $400.0 million 6.95% Surplus Notes and the $200.0 million 7.70% Surplus Notes is scheduled to be paid on June 1 and December 1 of each year, beginning June 1, 1996. The 6.95% Surplus Notes are scheduled to mature on December 1, 2005 while the 7.70% Surplus Notes are scheduled to mature on December 1, 2015. Under the New York Insurance Law, payments of interest on or principal of the Surplus Notes may only be made out of "free and divisible surplus . . .with the approval of the Superintendent whenever, in his judgment, the financial condition of the insurer warrants." Interest expense on the Surplus Notes was approximately $1.5 million in 1995 and is expected to total $43.2 million in 1996. For further information, see Note 8 of Notes to Consolidated Financial Statements.


                                      7-36

The liquidity requirements of the Insurance Group are monitored regularly to match cash inflows with cash requirements. The Insurance Group forecasts its daily cash needs and periodically reviews its projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections. Adjustments are periodically made to the Insurance Group's investment policies with respect to, among other things, the maturity and risk characteristics of General Account Investment Assets to reflect changes in the Insurance Group's cash needs and also to reflect changing business and economic conditions.

Sources of Insurance Group Liquidity

The primary source of short-term liquidity to support continuing and discontinued operations is a pool of highly liquid, high quality, short-term instruments structured to provide liquidity in excess of the Insurance Group's expected cash requirements. At December 31, 1995, this asset pool provided the Insurance Group an aggregate of $1.02 billion in highly liquid short-term investments, as compared to $966.8 million at December 31, 1994 and $706.0 million at December 31, 1993.

The Insurance Group has as a source of secondary liquidity a portfolio of medium-term U.S. Treasury securities (consisting mostly of U.S. Treasury Notes with 1 to 10 year maturities) of $1.14 billion at December 31, 1995, as compared to $788.4 million at December 31, 1994 and $854.6 million at December 31, 1993.

Other sources of liquidity include dividends from Equitable Life's Investment Subsidiaries, particularly Alliance. In 1995, Alliance reported cash distributions of $1.73 per Unit as compared to $1.64 per Unit in 1994 and $1.42 per Unit in 1993. Alliance generally is not subject to a corporate level tax for Federal income tax purposes. Current law provides that as a consequence of public trading in Alliance Units, Alliance will be treated as a corporation for Federal income tax purposes beginning in 1998. Accordingly, were Alliance to make no change in its tax status prior to 1998, it would be taxed as a corporation for Federal income tax purposes with respect to periods beginning in 1998. The Federal tax would significantly reduce the post-tax earnings reported by Alliance and available for distribution to Unit holders. Additionally, The Equitable and Equitable Life's consolidated earnings will be reduced by taxation on Alliance cash distributions which will generally be treated as corporate dividends for Federal income tax purposes.

In the normal course of business, Equitable Life provides, from time to time, certain guarantees and commitments and faces certain contingencies. These commitments and contingencies are discussed more fully in Notes 12, 13, 14 and 15 of Notes to Consolidated Financial Statements.

Management believes it has sufficient liquidity in its short-term asset pool, together with its cash flow from operations and scheduled maturities of fixed maturities, to satisfy its liquidity needs. Equitable Life also has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million five-year bank credit facility. At December 31, 1995, no amounts were outstanding under the commercial paper program or the back-up credit facility.

Factors Affecting Insurance Group Liquidity

GIC contract maturities will amount to approximately $65 million, $271 million and $5 million in 1996, 1997 and 1998, respectively. These contracts issued by the GIC Segment may not be surrendered prior to maturity, which permits the Insurance Group to anticipate its cash needs to repay these contracts. The
Insurance Group is managing its General Account and GIC Segment Investment Assets to provide sufficient liquidity to satisfy its obligations as they become due. However, because of the illiquid nature of certain GIC Segment Investment Assets, at December 31, 1995, the GIC Segment had amounts due to continuing operations of $2.10 billion outstanding. Management expects the GIC Segment will repay approximately $650.1 million of maturing intersegment loans from Equitable Life's continuing operations in 1996 and will borrow approximately $107.4 million during 1997. The remaining intersegment loans will be repaid upon the ultimate sale or maturity of GIC Segment Investment Assets.


                                      7-37

The Insurance Group's liquidity needs are also affected by fluctuations in the level of surrenders and withdrawals previously discussed in "Combined Results of Operations - Continuing Operations - Combined Results of Continuing Operations by Segment - Individual Insurance and Annuities - Surrenders and Withdrawals; Policy Loans". Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Risk-Based Capital

Since 1993, life insurers, including Equitable Life and EVLICO, have been subject to certain RBC guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus AVR and other adjustments) that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of the company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the mix of assets in its investment portfolio, the nature of the products it sells and its rate of sales growth, as well as to changes in the RBC formulas required by regulators.

While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. Equitable Life and EVLICO were above their target RBC ratios at years end 1994 and 1995. Principally because of the RBC formula's treatment of Equitable Life's large holdings of subsidiary common stock (including its interest in Alliance, its 36.1% interest in DLJ, and its wholly owned subsidiary Equitable Real Estate), equity real estate and mortgages, Equitable Life's year end 1995 RBC ratio is expected to continue to be lower than those of its competitors in the life insurance industry. Equitable Life's holdings of Alliance Units are valued for statutory purposes at a 17% discount from their market value. At December 31, 1995, this valuation formula had increased the carrying value of Equitable Life's investment in Alliance to $914.3 million from $736.4 million at December 31, 1994. In addition, under the RBC formula, the resulting statutory value after such discount is subject to a 30% capital requirement.

Developments relating to certain elements of the RBC calculation may affect Equitable Life's RBC ratio at year end 1996. Under the RBC formula, Equitable Life's year end RBC ratio depends in part on the closing price of Alliance Units on the last trading day of the year. In addition, proposed changes in the RBC formula that may become effective for year end 1996 statutory financial statements are expected to adversely effect Equitable Life's RBC ratio.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, could have a significant adverse impact on the Insurance Group's statutory results and financial position. The codification project is not expected to be completed prior to 1997.

At December 31, 1995, $278.9 million (or 12.7%) of the Insurance Group's aggregate statutory capital and surplus (representing 7.9% of statutory capital and surplus and AVR) resulted from surplus relief reinsurance. The level of surplus relief reinsurance was reduced by approximately $271.0 million in 1995.

Investment Subsidiaries

Alliance's principal sources of liquidity are cash flows from operations, proceeds from sales of newly issued Alliance Units and borrowings from lending institutions. Upon completion of the Alliance/Equitable Capital transaction in July 1993, the Company purchased an additional $50.0 million of Alliance Units. In the fourth quarter of 1994, the Class B Limited Partnership Interest Equitable Life purchased earlier in the year for $50.0 million was converted into approximately 2.27 million newly issued Alliance Units. During the third quarter of 1994, Alliance issued $100.0 million of new Units to two third-party investors. The proceeds from the 1994 transactions were used to repay in full Alliance's $105.0 million senior notes and the outstanding balance under its revolving credit facility. In 1995, Alliance has not issued any commercial paper under its $100.0 million commercial paper program; there are no amounts outstanding under its revolving credit facilities at December 31, 1995. As a result of the continued growth in Alliance's business and the use of the deferred sales charge options on various Alliance mutual funds, Alliance may require additional sources of capital from time to time.


                                      7-38

DLJ reported total assets as of December 31, 1995 of approximately $44.58 billion. Most of these assets are highly liquid marketable securities and short-term receivables arising from securities transactions. These assets include collateralized resale and securities borrowing agreements, both of which are secured by U.S. Government and agency securities and corporate debt and equity securities. A relatively small portion of total assets is fixed or held for a period longer than one year. A significant portion of DLJ's borrowings is matched to the interest rate and expected holding period of the corresponding assets. DLJ monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowing.

DLJ continually reviews its overall capital needs to ensure that its capital base can support the needs of its businesses. As a result of these ongoing reviews, DLJ has been active in raising additional capital through its October 1995 IPO and senior debt offering as well as extending the maturity and increasing the credit available under its revolving credit agreement to $325.0 million in 1995, of which $250.0 million was outstanding at year end.

DLJ historically has satisfied its needs for funds primarily from capital (including long-term debt), internally generated funds, uncommitted lines of credit, free credit balances in customers' accounts, master notes and collateralized borrowings primarily consisting of bank loans, repurchase agreements and securities loaned. Short-term funding generally is obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. DLJ maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.1 billion, at December 31, 1995, in uncommitted bank credit lines with more than 50 domestic and international banks. In 1993, DLJ issued $225.0 million of its $8.83 Cumulative Exchangeable Preferred Stock to a group of institutional investors, including $20.0 million to Equitable Life.

On December 22, 1995, DLJ filed a shelf registration statement with the SEC relating to the proposed offerings, either together or separately, of up to $500.0 million of senior debt securities and/or shares of preferred stock. In February 1996, DLJ completed a public offering of $250.0 million aggregate principal amount of 5 5/8% Medium Term Notes due 2016. The net proceeds of approximately $247.8 million will be used for general corporate purposes. Debt service on these notes will total $14.1 million annually, payable in two installments on February 15 and August 15 of each year, beginning August 15, 1996.

The primary source of cash flows for Equitable Real Estate is investment management fee income derived from various kinds of financial and real estate investments and from transaction fees related to acquiring, servicing and disposing of such investments. Since Equitable Real Estate is primarily an investment manager, its primary cash needs are to pay operating expenses such as employee compensation and benefits, office rentals and information systems. In December 1994, Equitable Real Estate paid a cash dividend of $50.0 million to Equitable Life and established two bank lines of credit totaling $30.0 million. At December 31, 1994, $20.0 million was outstanding under this credit facility.


Consolidated Cash Flows

Net cash provided by operating activities was $1.32 billion for the year ended December 31, 1995 as compared to $634.0 million in 1994.

Net cash used by financing activities was $998.8 million in 1995 as compared to $725.7million in 1994. The 1995 net cash used by financing activities principally resulted from the $1.22 billion payment by continuing operations to the GIC Segment in early 1995 offset by the proceeds from the $600.0 million Surplus Note offering late in the year. Net cash withdrawals from General Account policyholders' account balances were $277.8 million, $804.7 million and $22.8 million in 1995, 1994 and 1993, respectively (Separate Account activity for the Individual Insurance and Annuities segment are excluded). In 1994, Alliance issued $100.0 million of new Units to third parties. Alliance used the proceeds of these third party Unit sales to repay $105.0 million of long-term debt. In 1993, the increase in DLJ's business activity was the principal reason for the increase in short-term financing ($4.72 billion in 1993).


                                      7-39

Net cash used by investing activities amounted to $244.4 million for the year ended December 31, 1995 as compared to the $191.9 million net cash provided by investing activities in 1994. In 1995, purchases exceeded sales, maturities and repayments and return of capital by $845.8 million, as available funds were invested principally in the fixed maturities category. Decreases in loans to the discontinued GIC Segment totaled $1.23 billion in 1995 principally due to the January 1995 repayment of $1.16 billion in loans by the GIC Segment. Sales, maturities and repayments of investment assets in 1994 exceeded purchases by $564.0 million, principally in the mortgage loan and other equity investment categories. Net increases in loans to the discontinued GIC Segment were $40.0 million in 1994. In 1993, the net cash used by investing activities amounted to $1.04 billion. These investment cash outlays principally resulted from new investments in fixed maturities which exceeded sales and maturities by approximately $1.73 billion and additional loans to the discontinued GIC Segment of $880.0 million. Offsetting these increases were mortgage loan maturities and repayments in excess of originations and advances of $721.7 million.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents of $81.1 million in 1995 as compared to $100.2 million in 1994 and decreases of $169.7 million in 1993.


                                      7-40

Part II, Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

Report of Independent Accountants...................................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 1995 and 1994                             F-2
  Consolidated Statements of Earnings, Years Ended December 31, 1995,
    1994 and 1993...................................................................  F-3
  Consolidated Statements of Shareholder's Equity, Years Ended December 31,
    1995, 1994 and 1993.............................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 1995,
    1994 and 1993...................................................................  F-5
  Notes to Consolidated Financial Statements........................................  F-6

Report of Independent Accountants on Financial Statement Schedules..................  F-41

Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in
  Related Parties, December 31, 1995................................................  F-42
Schedule III - Balance Sheets (Parent Company), December 31, 1995 and 1994..........  F-43
Schedule III - Statements of Earnings (Parent Company), Years Ended December 31,
  1995, 1994 and 1993...............................................................  F-44
Schedule III - Statements of Cash Flows (Parent Company), Years Ended December 31,
  1995, 1994 and 1993...............................................................  F-45
Schedule V - Supplementary Insurance Information, Years Ended December 31, 1995,
  1994 and 1993.....................................................................  F-46
Schedule VI - Reinsurance, Years Ended December 31, 1995, 1994 and 1993.............  F-49

February 7, 1996




                        Report of Independent Accountants

To the Board of Directors and Shareholders of The Equitable Life Assurance Society of the United States

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of The Equitable Life Assurance Society of the United States and its subsidiaries ("Equitable Life") at December 31, 1995, 1994 and 1993 results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of Equitable Life's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements,  Equitable Life
changed  its  methods  of  accounting   for  loan   impairments   in  1995,  for
postemployment benefits in 1994 and for investment securities in 1993.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                   1995         1994
                                                               ------------ ------------
                                                                     (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value .............  $  15,899.9  $   7,586.0
    Held to maturity, at amortized cost .....................       --          5,223.0
  Mortgage loans on real estate .............................      3,638.3      4,018.0
  Equity real estate ........................................      3,916.2      4,446.4
  Policy loans ..............................................      1,976.4      1,731.2
  Other equity investments ..................................        621.1        678.5
  Investment in and loans to affiliates .....................        636.6        560.2
  Other invested assets .....................................        706.1        489.3
                                                               -----------  -----------
      Total investments .....................................     27,394.6     24,732.6
Cash and cash equivalents ...................................        774.7        693.6
Deferred policy acquisition costs ...........................      3,083.3      3,221.1
Amounts due from discontinued GIC Segment ...................      2,097.1      2,108.6
Other assets ................................................      2,713.1      2,078.6
Closed Block assets .........................................      8,612.8      8,105.5
Separate Accounts assets ....................................     24,566.6     20,469.5
                                                               -----------  -----------

Total Assets ................................................  $  69,242.2  $  61,409.5
                                                               ===========  ===========

LIABILITIES
Policyholders' account balances .............................  $  21,752.6  $  21,238.0
Future policy benefits and other policyholders' liabilities..      4,171.8      3,840.8
Short-term and long-term debt ...............................      1,899.3      1,337.4
Other liabilities ...........................................      3,379.5      2,300.1
Closed Block liabilities ....................................      9,507.2      9,069.5
Separate Accounts liabilities ...............................     24,531.0     20,429.3
                                                               -----------  -----------
      Total liabilities .....................................     65,241.4     58,215.1
                                                               -----------  -----------

Commitments and contingencies (Notes 10, 12, 13, 14 and 15)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value 2.0 million shares authorized,
  issued and outstanding ....................................          2.5          2.5
Capital in excess of par value ..............................      2,913.6      2,913.6
Retained earnings ...........................................        781.6        484.0
Net unrealized investment gains (losses) ....................        338.2       (203.0)
Minimum pension liability ...................................        (35.1)        (2.7)
                                                               -----------  -----------
      Total shareholder's equity ............................      4,000.8      3,194.4
                                                               -----------  -----------

Total Liabilities and Shareholder's Equity ..................  $  69,242.2  $  61,409.5
                                                               ===========  ===========

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995       1994        1993
                                                         ---------- ----------  ----------
                                                                    (In Millions)
REVENUES
Universal life and investment-type product
  policy fee income ...................................  $    771.0 $    715.0  $    644.5
Premiums ..............................................       606.8      625.6       599.1
Net investment income .................................     2,127.7    2,030.9     2,599.3
Investment gains, net .................................         5.3       91.8       533.4
Commissions, fees and other income ....................       886.8      845.4     1,717.2
Contribution from the Closed Block ....................       124.4      151.0       128.3
                                                         ---------- ----------  ----------

      Total revenues ..................................     4,522.0    4,459.7     6,221.8
                                                         ---------- ----------  ----------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances ..     1,244.2    1,201.3     1,330.0
Policyholders' benefits ...............................     1,011.3      920.6     1,003.9
Other operating costs and expenses ....................     1,856.5    1,943.1     3,584.2
                                                         ---------- ----------  ----------

      Total benefits and other deductions .............     4,112.0    4,065.0     5,918.1
                                                         ---------- ----------  ----------

Earnings before Federal income taxes and cumulative
  effect of accounting change .........................       410.0      394.7       303.7
Federal income taxes ..................................       112.4      101.2        91.3
                                                         ---------- ----------  ----------
Earnings before cumulative effect of accounting change        297.6      293.5       212.4
Cumulative effect of accounting change, net of Federal
  income taxes ........................................      --          (27.1)     --
                                                         ---------- ----------  ----------

Net Earnings ..........................................  $    297.6 $    266.4  $    212.4
                                                         ========== ==========  ==========

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995       1994       1993
                                                        ---------  ---------  ---------
                                                                  (In Millions)
Common stock, at par value, beginning of year .......   $     2.5  $     2.5  $     2.0
Increase in par value ...............................      --         --             .5
                                                        ---------  ---------  ---------
Common stock, at par value, end of year .............         2.5        2.5        2.5
                                                        ---------  ---------  ---------

Capital in excess of par value, beginning of year ...     2,913.6    2,613.6    2,273.9
Additional capital in excess of par value ...........      --          300.0      340.2
Increase in par value ...............................      --         --            (.5)
                                                        ---------  ---------  ---------
Capital in excess of par value, end of year .........     2,913.6    2,913.6    2,613.6
                                                        ---------  ---------  ---------

Retained earnings, beginning of year ................       484.0      217.6        5.2
Net earnings ........................................       297.6      266.4      212.4
                                                        ---------  ---------  ---------
Retained earnings, end of year ......................       781.6      484.0      217.6
                                                        ---------  ---------  ---------

Net unrealized investment (losses) gains,
 beginning of year ..................................      (203.0)     131.9       78.8
Change in unrealized investment gains (losses) ......       541.2     (334.9)      (9.5)
Effect of adopting new accounting standard ..........      --         --           62.6
                                                        ---------  ---------  ---------
Net unrealized investment gains (losses),
 end of year.........................................       338.2     (203.0)     131.9
                                                        ---------  ---------  ---------

Minimum pension liability, beginning of year ........        (2.7)     (15.0)    --
Change in minimum pension liability .................       (32.4)      12.3      (15.0)
                                                        ---------  ---------  ---------
Minimum pension liability, end of year ..............       (35.1)      (2.7)     (15.0)
                                                        ---------  ---------  ---------

Total Shareholder's Equity, End of Year .............   $ 4,000.8  $ 3,194.4  $ 2,950.6
                                                        =========  =========  =========

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995        1994          1993
                                                             ----------- ----------  ------------
                                                                          (In Millions)
Net earnings ...............................................  $   297.6  $    266.4  $     212.4
Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
  Net change in trading activities and broker-dealer
    related receivables/payables ...........................     --          --         (4,177.8)
  Increase in matched resale agreements ....................     --          --         (2,900.5)
  Increase in matched repurchase agreements ................     --          --          2,900.5
  Investment gains, net of dealer and trading gains ........       (5.3)      (91.8)      (160.8)
  Change in amounts due from discontinued GIC Segment ......     --            57.3         47.8
  General Account policy charges ...........................     (769.7)     (711.9)      (623.4)
  Interest credited to policyholders' account balances .....    1,244.2     1,201.3      1,330.0
  Changes in Closed Block assets and liabilities, net ......      (69.6)      (95.1)       (73.3)
  Other, net ...............................................      627.1         7.8       (416.1)
                                                             ----------  ----------  -----------

Net cash provided (used) by operating activities ...........    1,324.3       634.0     (3,861.2)
                                                             ----------  ----------  -----------

Cash flows from investing activities:
  Maturities and repayments ................................    1,863.1     2,319.7      3,479.6
  Sales ....................................................    8,901.4     5,661.9      7,399.2
  Return of capital from joint ventures and limited
    partnerships ...........................................       65.2        39.0        119.5
  Purchases ................................................  (11,675.5)   (7,417.6)   (11,184.2)
  Decrease (increase) in loans to discontinued GIC Segment..    1,226.9       (40.0)      (880.0)
  Cash received on sale of 61% interest in DLJ .............      --          --            346.7
  Other, net ...............................................     (625.5)     (371.1)      (317.0)
                                                             ----------  ----------  -----------

Net cash (used) provided by investing activities ...........     (244.4)      191.9     (1,036.2)
                                                             ----------  ----------  -----------

Cash flows from financing activities: Policyholders'
 account balances:
    Deposits ...............................................    2,414.9     2,082.7      2,410.7
    Withdrawals ............................................   (2,692.7)   (2,887.4)    (2,433.5)
  Net (decrease) increase in short-term financings .........      (16.4)     (173.0)     4,717.2
  Additions to long-term debt ..............................      599.7        51.8         97.7
  Repayments of long-term debt .............................      (40.7)     (199.8)       (64.4)
  Proceeds from issuance of Alliance units .................       --         100.0       --
  Payment of obligation to fund accumulated deficit of
    discontinued GIC Segment ...............................   (1,215.4)     --           --
  Capital contribution from the Holding Company ............       --         300.0       --
  Other, net ...............................................      (48.2)     --           --
                                                             ----------  ----------  -----------

Net cash (used) provided by financing activities ...........     (998.8)     (725.7)     4,727.7
                                                             ----------  ----------  -----------

Change in cash and cash equivalents ........................       81.1       100.2       (169.7)
Cash and cash equivalents, beginning of year ...............      693.6       593.4        763.1
                                                             ----------  ----------  -----------

Cash and Cash Equivalents, End of Year .....................  $   774.7  $    693.6  $     593.4
                                                             ==========  ==========  ===========

Supplemental cash flow information
  Interest Paid ............................................  $    89.6  $     34.9  $   1,437.2
                                                             ==========  ==========  ===========
  Income Taxes (Refunded) Paid .............................  $   (82.7) $     49.2  $      41.0
                                                             ==========  ==========  ===========

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1)     ORGANIZATION

        The Equitable Life Assurance Society of the United States ("Equitable Life") converted to a stock life insurance company on July 22, 1992 and became a wholly owned subsidiary of The Equitable Companies Incorporated (the "Holding Company"). Equitable Life's insurance business, which is comprised of an Individual Insurance and Annuities segment and a Group Pension segment is conducted principally by Equitable Life and its wholly owned life insurance subsidiary, Equitable Variable Life Insurance Company ("EVLICO"). Equitable Life's investment management business, which comprises the Investment Services segment, is conducted principally by Alliance Capital Management L.P. ("Alliance"), Equitable Real Estate Investment Management, Inc. ("EREIM") and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), an investment banking and brokerage affiliate. AXA, a French holding company for an international group of insurance and related financial services companies is the Holding Company's largest shareholder, owning approximately 60.6% at December 31, 1995 (63.5% assuming conversion of Series E Convertible Preferred Stock held by AXA and 54.2% if all securities convertible into, or options on, common stock were to be converted or exercised).

 2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation
        -----------------------------------------------------
        The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP").

        The accompanying consolidated financial statements include the accounts of Equitable Life and its wholly owned life insurance subsidiaries (collectively, the "Insurance Group"); non-insurance subsidiaries, principally Alliance, an investment advisory subsidiary and EREIM, a real estate investment management subsidiary; and those partnerships and joint ventures in which the Company has control and a majority economic interest (collectively, including its consolidated subsidiaries, the "Company"). The consolidated statement of earnings and cash flow for the year ended December 31, 1993 include the results of operations and cash flow of DLJ, an investment banking and brokerage affiliate, on a consolidated basis through December 15, 1993 (see Note 20). Subsequent to that date, DLJ is accounted for on the equity basis. The Closed Block assets and liabilities and results of operations are presented in the consolidated financial statements as single line items (see Note 6). Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements exclude the Closed Block related amounts.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        All significant intercompany transactions and balances have been eliminated in consolidation other than intercompany transactions and balances with the Closed Block and the discontinued Guaranteed Interest Contract ("GIC") Segment (see Note 7).

        Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the 1995 presentation.

        Closed Block
        ------------
        As of July 22, 1992, Equitable Life established the Closed Block for the benefit of certain classes of individual participating policies for which Equitable Life had a dividend scale payable in 1991 and which were in force on that date. Assets were allocated to the Closed Block in an amount which, together with anticipated revenues from policies included in the Closed Block, was reasonably expected to be sufficient to support such business, including provision for payment of claims, certain expenses and taxes, and for continuation of dividend scales payable in 1991, assuming the experience underlying such scales continues.

        Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Holding Company. The plan of demutualization prohibits the reallocation, transfer, borrowing or lending of assets between the Closed Block and other portions of Equitable Life's General Account, any of its Separate Accounts or to any affiliate of Equitable Life without the approval of the New York Superintendent of Insurance. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

        The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force. If the actual contribution from the Closed Block in any given period equals or exceeds the expected contribution for such period as determined at the establishment of the Closed Block, the expected contribution would be recognized in income for that period. Any excess of the actual contribution over the expected contribution would also be recognized in income to the extent that the aggregate expected contribution for all prior periods exceeded the aggregate actual contribution. Any remaining excess of actual contribution over expected contributions would be accrued in the Closed Block as a liability for future dividends to be paid to the Closed Block policyholders. If, over the period the policies and contracts in the Closed Block remain in force, the actual contribution from the Closed Block is less than the expected contribution from the Closed Block, only such actual contribution would be recognized in income.

        Discontinued Operations
        -----------------------
        In 1991, the Company's management adopted a plan to discontinue the business operations of the GIC Segment, consisting of the Guaranteed Interest Contract and Group Non-Participating Wind-Up Annuities lines of business. The Company established a pre-tax provision for the estimated future losses of the GIC line of business and a premium deficiency reserve for the Group Non-Participating Wind-Up Annuities. Subsequent losses incurred have been charged to the allowance for future losses and the premium deficiency reserve. Total allowances are based upon management's best judgment and there is no assurance that the ultimate losses will not differ.

        Accounting Changes
        ------------------
        In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". This statement applies to all loans, including loans restructured in a troubled debt restructuring involving a modification of terms. This statement addresses the accounting for impairment of a loan by specifying how allowances for credit losses should be determined. Impaired loans within the scope of this statement are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company provides for impairment of loans through an allowance for possible losses. The adoption of this statement did not have a material effect on the level of these allowances or on the Company's consolidated statements of earnings and shareholder's equity.

        In the fourth quarter of 1994 (effective as of January 1, 1994), the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which required employers to recognize the obligation to provide postemployment benefits. Implementation of this statement resulted in a charge for the cumulative effect of accounting change of $27.1 million, net of a Federal income tax benefit of $14.6 million.

        At December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which expanded the use of fair value accounting for those securities that a company does not have positive intent and ability to hold to maturity. Implementation of this statement increased consolidated shareholder's equity by $62.6 million, net of deferred policy acquisition costs, amounts attributable to participating group annuity contracts and deferred Federal income tax. Beginning coincident with issuance of SFAS No. 115 implementation guidance in November 1995, the Financial Accounting Standards Board ("FASB") permitted companies a one-time opportunity, through December 31, 1995, to reassess the appropriateness of the classification of all securities held at that time. On December 1, 1995, the Company transferred $4,794.9 million of securities classified as held to maturity to the available for sale portfolio. As a result consolidated shareholder's equity increased by $126.2 million, net of deferred policy acquisition costs, amounts attributable to participating group annuity contracts and deferred Federal income tax.

        New Accounting Pronouncements
        -----------------------------
        In January 1995, the FASB issued SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," which permits, but does not require, stock life insurance companies with participating life contracts to account for those contracts in accordance with Statement of Position No. 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises". The Company has decided to retain the existing methodology to account for traditional participating policies and, therefore, will not adopt this statement.

        In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The Company will implement this statement as of January 1, 1996. The cumulative effect of this accounting change will be a charge of $23.4 million, net of a Federal income tax benefit of $12.1 million, due to the writedown to fair value of building improvements relating to facilities being vacated beginning in 1996. The Company currently provides allowances for possible losses for other assets under the scope of this statement. Management has not yet determined the impact of this statement on assets to be held and used.

        In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires a mortgage banking enterprise to recognize rights to service mortgage loans for others as separate assets however those servicing rights are acquired. It further requires capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The Company will implement this statement as of January 1, 1996. Implementation of this statement will not have a material effect on the Company's consolidated financial statements.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for stock-based employee compensation plans while continuing to allow an entity to measure compensation cost for such plans using the intrinsic value based method of accounting. Management has decided to retain the current compensation cost methodology prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

        Valuation of Investments
        ------------------------
        Fixed maturities, which the Company has both the ability and the intent to hold to maturity, are stated principally at amortized cost. Fixed maturities identified as available for sale are reported at estimated fair value. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary.

        Mortgage loans on real estate are stated at unpaid principal balances, net of unamortized discounts and valuation allowances. Effective with the adoption of SFAS No. 114 on January 1, 1995, the valuation allowances are based on the present value of expected future cash flows discounted at the loan's original effective interest rate or the collateral value if the loan is collateral dependent. However, if foreclosure is or becomes probable, the measurement method used is collateral value. Prior to the adoption of SFAS No. 114, the valuation allowances were based on losses expected by management to be realized on transfers of mortgage loans to real estate (upon foreclosure or in-substance foreclosure), on the disposition or settlement of mortgage loans and on mortgage loans management believed may not be collectible in full. In establishing valuation allowances, management previously considered, among other things the estimated fair value of the underlying collateral.

        Real estate, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances. At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at estimated fair value. Valuation allowances on real estate held for the production of income are computed using the forecasted cash flows of the respective properties discounted at a rate equal to the Company's cost of funds; valuation allowances on real estate available for sale are computed using the lower of current estimated fair value, net of disposition costs, or depreciated cost.

        Policy loans are stated at unpaid principal balances.

        Partnerships and joint venture interests in which the Company does not have control and a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Common stocks, are carried at estimated fair value and are included in other equity investments.

        Short-term investments are stated at amortized cost which approximates fair value and are included with other invested assets.

        Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

        All securities are recorded in the consolidated financial statements on a trade date basis.

        Investment Results and Unrealized Investment Gains (Losses)
        -----------------------------------------------------------
        Net investment income and realized investment gains and losses (collectively, "investment results") related to certain participating group annuity contracts are passed through to the contractholders as interest credited to policyholders' account balances.

        Realized investment gains and losses are determined by specific identification and are presented as a component of revenue. Valuation allowances are netted against the asset categories to which they apply and changes in the valuation allowances are included in investment gains or losses.

        Unrealized investment gains and losses on fixed maturities available for sale and equity securities held by the Company are accounted for as a separate component of shareholder's equity, net of related deferred Federal income taxes, amounts attributable to the discontinued GIC Segment, Closed Block, participating group annuity contracts and deferred policy acquisition costs related to universal life and investment-type products.

        Recognition of Insurance Income and Related Expenses
        ----------------------------------------------------
        Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders' account balances.

        Premiums from traditional life and annuity policies with life contingencies generally are recognized as income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

        For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as income when due with any excess profit deferred and recognized in income in a constant relationship to insurance in force or, for annuities, the amount of expected future benefit payments.

        Premiums from individual health contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.

        Deferred Policy Acquisition Costs
        ---------------------------------
        The costs of acquiring new business, principally commissions, underwriting, agency and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

        For universal life products and investment-type products, deferred policy acquisition costs are amortized over the expected average life of the contracts (periods ranging from 15 to 35 years and 5 to 17 years, respectively) as a constant percentage of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the deferred policy acquisition cost asset that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized gains (losses) in consolidated shareholder's equity as of the balance sheet date.

        For  traditional  life and  annuity  policies  with life  contingencies, deferred policy acquisition costs are amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the estimated life of the policy.

        For individual health benefit insurance, deferred policy acquisition costs are amortized over the expected average life of the contracts (10 years for major medical policies and 20 years for disability income products) in proportion to anticipated premium revenue at time of issue.

        Policyholders' Account Balances and Future Policy Benefits
        ----------------------------------------------------------
        Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

        For traditional life insurance policies, future policy benefit and dividend liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience which, together with interest and expense assumptions, provide a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, deferred policy acquisition costs are written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 11.5% for life insurance liabilities and from 2.25% to 13.5% for annuity liabilities.

        Individual health benefit liabilities for active lives are estimated using the net level premium method, and assumptions as to future morbidity, withdrawals and interest which provide a margin for adverse deviation. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

        Claim reserves and associated liabilities for individual disability income and major medical policies were $639.6 million, $570.6 million at December 31, 1995 and 1994, respectively. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual disability income and major medical policies are summarized as follows:

                                                    Years Ended December 31,
                                              ------------------------------------
                                                  1995         1994          1993
                                              ----------   ----------   ----------
                                                            (In Millions)

Incurred benefits related to current year....  $  176.0     $  188.6     $  193.1
Incurred benefits related to prior years.....      67.8         28.7        106.1
                                              ----------   ----------   ----------
Total Incurred Benefits......................  $  243.8     $  217.3     $  299.2
                                              ==========   ==========   ==========

Benefits paid related to current year........  $   37.0     $   43.7     $   48.9
Benefits paid related to prior years.........     137.8        132.3        123.1
                                              ----------   ----------   ----------
Total Benefits Paid..........................  $  174.8     $  176.0     $  172.0
                                              ==========   ==========   ==========

        The amount of policyholders' dividends to be paid (including those on policies included in the Closed Block) is determined annually by
        Equitable   Life's  Board  of  Directors.   The   aggregate   amount  of
        policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Equitable Life.

        Equitable Life is subject to limitations on the amount of statutory profits which can be retained with respect to certain classes of individual participating policies that were in force on July 22, 1992 which are not included in the Closed Block and with respect to participating policies issued subsequent to July 22, 1992. Excess statutory profits, if any, will be distributed over time to such policyholders and will not be available to Equitable Life's shareholder. Earnings in excess of limitations are accrued as policyholders' dividends.

        At December 31, 1995, participating policies including those in the Closed Block represent approximately 27.2% ($58.4 billion) of directly written life insurance in force, net of amounts ceded. Participating policies represent primarily all of the premium income as reflected in the consolidated statements of earnings and in the results of the Closed Block.

        Federal Income Taxes
        --------------------
        Equitable Life and its life insurance and non-life insurance subsidiaries file a consolidated Federal income tax return with the Holding Company and its non-life insurance subsidiaries. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Separate Accounts
        -----------------
        Separate Accounts are established in conformity with the New York State Insurance Law and generally are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent the value of such assets exceeds the Separate Accounts liabilities.

        Assets and liabilities of the Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk, are shown as separate captions in the consolidated balance sheets. The Insurance Group bears the investment risk on assets held in one Separate Account, therefore, such assets are carried on the same basis as similar assets held in the General Account portfolio. Assets held in the other Separate Accounts are carried at quoted market values or, where quoted values are not available, at estimated fair values as determined by the Insurance Group.

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities. For the years ended December 31, 1995, 1994 and 1993, investment results of such Separate Accounts were $1,956.3 million, $676.3 million and $1,676.5 million, respectively.

        Deposits to all Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

 3)     INVESTMENTS

        The following tables provide additional information relating to fixed maturities and equity securities:

                                                        Gross       Gross
                                       Amortized      Unrealized  Unrealized    Estimated
                                          Cost          Gains       Losses      Fair Value
                                       -----------   ------------ -----------   ----------
                                                                 (In Millions)
December 31, 1995
Fixed Maturities:
  Available for Sale:
    Corporate.......................... $ 10,910.7    $  617.6    $   118.1      $ 11,410.2
    Mortgage-backed....................    1,838.0        31.2          1.2         1,868.0
    U.S. Treasury securities and
      U.S. government and
      agency securities................    2,257.0        77.8          4.1         2,330.7
    States and political subdivisions..       45.7         5.2          -              50.9
    Foreign governments................      124.5        11.0           .2           135.3
    Redeemable preferred stock.........      108.1         5.3          8.6           104.8
                                        -----------   ----------  -----------    -----------
Total Available for Sale............... $ 15,284.0    $  748.1    $   132.2      $ 15,899.9
                                        ===========   ==========  ===========    ===========

Equity Securities:
  Common stock......................... $     97.3    $   49.1    $    18.0      $    128.4
                                        ===========   ==========  ===========    ===========

December 31, 1994
Fixed Maturities
  Available for Sale:
    Corporate.......................... $  5,663.4    $   34.6    $   368.0      $  5,330.0
    Mortgage-backed....................      686.0         2.9         44.8           644.1
    U.S. Treasury securities and
      U.S. government and
      agency securities................    1,519.3         6.7         71.9         1,454.1
    States and political subdivisions..       23.4          .1           .7            22.8
    Foreign governments................       43.8          .3          4.2            39.9
    Redeemable preferred stock.........      108.4          .4         13.7            95.1
                                        ----------    ----------  -----------    -----------
Total Available for Sale............... $  8,044.3    $   45.0    $   503.3      $  7,586.0
                                        ==========    ==========  ===========    ===========
  Held to Maturity:
    Corporate.......................... $  4,661.0    $   67.9    $   233.8      $  4,495.1
     U.S. Treasury securities and
       U.S. government and
       agency securities...............      428.9         4.6         44.2           389.3
    States and political subdivisions..       63.4          .9          3.7            60.6
    Foreign governments................       69.7         4.2          2.0            71.9
                                       -----------   ---------   ----------    -----------
Total Held to Maturity................. $  5,223.0    $   77.6    $   283.7     $   5,016.9
                                       ===========   =========   ==========    ===========

Equity Securities:
  Common stock......................... $    126.4    $   31.2    $    23.5     $     134.1
                                        ==========    =========   ==========    ===========

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow approach, including provisions for credit risk, generally based upon the assumption that such securities will be held to maturity. Estimated fair value for equity securities, substantially all of which do not have a readily ascertainable market value, has been determined by the Company. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 1995 and 1994, securities without a readily ascertainable market value having an amortized cost of $3,748.9 million and $3,980.4 million, respectively, had estimated fair values of $3,981.8 million and $3,858.7 million, respectively.

        The contractual maturity of bonds at December 31, 1995 is shown below:

                                                           Available for Sale
                                                    -----------------------------
                                                      Amortized       Estimated
                                                        Cost          Fair Value
                                                    ------------   --------------
                                                           (In Millions)
Due in one year or less ....................         $     357.9    $     360.0
Due in years two through five ..............             3,773.1        3,847.1
Due in years six through ten ...............             4,709.8        4,821.8
Due after ten years ........................             4,497.1        4,898.2
Mortgage-backed securities .................             1,838.0        1,868.0
                                                     -----------    -----------
Total ......................................         $  15,175.9    $  15,795.1
                                                     ===========    ===========

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        Investment valuation allowances and changes thereto are shown below:

                                                     Years Ended December 31,
                                              -----------------------------------
                                                 1995         1994        1993
                                              ---------    ----------   ---------
                                                         (In Millions)

Balances, beginning of year .............      $  284.9     $  355.6     $  512.0
Additions charged to income .............         136.0         51.0         92.8
Deductions for writedowns and
  asset dispositions ....................         (95.6)      (121.7)      (249.2)
                                               ---------    ---------    ---------
Balances, End of Year ...................      $  325.3     $  284.9     $  355.6
                                               =========    =========    ========

Balances, end of year comprise:
  Mortgage loans on real estate .........      $   65.5     $   64.2     $  144.4
  Equity real estate ....................         259.8        220.7        211.2
                                               ---------    ---------    ---------
Total ...................................      $  325.3     $  284.9     $  355.6
                                               =========    =========    ========

        Deductions for writedowns and asset dispositions for 1993 include an $87.1 million writedown of fixed maturity investments at December 31, 1993 as a result of adopting a new accounting statement for the valuation of these investments that requires specific writedowns instead of valuation allowances.

        At December 31, 1995, the carrying values of investments held for the production of income which were non-income producing for the twelve months preceding the consolidated balance sheet date were $37.2 million of fixed maturities and $84.7 million of mortgage loans on real estate.

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring the total investments in any single issuer or total investment in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 1995, approximately 15.57% of the $15,139.9 million aggregate amortized cost of bonds held by the Insurance Group were considered to be other than investment grade.

        In addition to its holdings of corporate high yield securities, the Insurance Group is an equity investor in limited partnership interests which primarily invest in securities considered to be other than investment grade.

        The Company has restructured or modified the terms of certain fixed maturity investments. The fixed maturity portfolio, based on amortized cost, includes $15.9 million and $30.5 million at December 31, 1995 and 1994, respectively, of such restructured securities. These amounts include fixed maturities which are in default as to principal and/or interest payments, are to be restructured pursuant to commenced negotiations or where the borrowers went into bankruptcy subsequent to acquisition (collectively, "problem fixed maturities") of $1.6 million and $9.7 million as of December 31, 1995 and 1994, respectively. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturities amounted to $3.0 million, $7.5 million and $11.7 million in 1995, 1994 and 1993, respectively. Gross interest income on these fixed maturities included in net investment income aggregated $2.9 million, $6.8 million and $9.7 million in 1995, 1994 and 1993, respectively.

        At December 31, 1995 and 1994, mortgage loans on real estate with scheduled payments 60 days (90 days for agricultural mortgages) or more past due or in foreclosure (collectively, "problem mortgage loans on real estate") had an amortized cost of $87.7 million (2.4% of total mortgage loans on real estate) and $96.9 million (2.3% of total mortgage loans on real estate), respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $531.5 million and $447.9 million at December 31, 1995 and 1994, respectively. These amounts include $3.8 million and $1.0 million of problem mortgage loans on real estate at December 31, 1995 and 1994, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $52.1 million, $44.9 million and $51.8 million in 1995, 1994 and 1993, respectively. Gross interest income on these loans included in net investment income aggregated $37.4 million, $32.8 million and $46.0 million in 1995, 1994 and 1993, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                              December 31, 1995
                                                              -----------------
                                                                (In Millions)

Impaired mortgage loans with provision for losses .........       $  310.1
Impaired mortgage loans with no provision for losses ......          160.8
                                                                  --------
Recorded investment in impaired mortgage loans ............          470.9
Provision for losses ......................................           62.7
                                                                  --------
Net Impaired Mortgage Loans ...............................       $  408.2
                                                                  ========

        Impaired mortgage loans with no provision for losses are loans where the fair value of the collateral or the net present value of the loan equals or exceeds the recorded investment. Interest income earned on loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

        During the year ended December 31, 1995, the Company's average recorded investment in impaired mortgage loans was $429.0 million. Interest income recognized on these impaired mortgage loans totaled $27.9 million for the year ended December 31, 1995, including $13.4 million recognized on a cash basis.

        At December 31, 1995, investments owned of any one issuer, including its affiliates, for which the aggregate carrying values are 10% or more of total shareholders' equity, were $508.3 million relating to Trammell Crow and affiliates (including holdings of the Closed Block and the discontinued GIC Segment). The amount includes restructured mortgage loans on real estate with an amortized cost of $152.4 million. A $294.0 million commercial loan package which was in bankruptcy at the beginning of the year was resolved in 1995, with part of the package reclassified as restructured and the remainder reclassified as equity real estate.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 1995 and 1994, the carrying value of equity real estate available for sale amounted to $255.5 million and $447.8 million, respectively. For the years ended December 31, 1995, 1994 and 1993, respectively, real estate of $35.3 million, $189.8 million and $261.8 million was acquired in satisfaction of debt. At December 31, 1995 and 1994, the Company owned $862.7 million and $1,086.9 million, respectively, of real estate acquired in satisfaction of debt.

        Depreciation of real estate is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years. Accumulated depreciation on real estate was $662.4 million and $703.1 million at December 31, 1995 and 1994, respectively. Depreciation expense on real estate totaled $121.7 million, $117.0 million and $115.3 million for the years ended December 31, 1995, 1994 and 1993, respectively.

 4)     JOINT VENTURES AND PARTNERSHIPS

        Summarized combined financial information of real estate joint ventures (38 and 47 individual ventures as of December 31, 1995 and 1994, respectively) and of limited partnership interests accounted for under the equity method, in which the Company has an investment of $10.0 million or greater and an equity interest of 10% or greater is as follows:

                                                                            December 31,
                                                                       ----------------------
                                                                         1995        1994
                                                                       ---------- -----------
                                                                            (In Millions)
FINANCIAL POSITION
Investments in real estate, at depreciated cost ....................   $  2,684.1 $  2,786.7
Investments in securities, generally at estimated fair value .......      2,459.8    3,071.2
Cash and cash equivalents ..........................................        489.1      359.8
Other assets .......................................................        270.8      398.7
                                                                       ---------- ----------
Total assets .......................................................      5,903.8    6,616.4
                                                                       ---------- ----------
Borrowed funds - third party .......................................      1,782.3    1,759.6
Borrowed funds - the Company .......................................        220.5      238.0
Other liabilities ..................................................        593.9      987.7
                                                                       ---------- ----------
Total liabilities ..................................................      2,596.7    2,985.3
                                                                       ---------- ----------
Partners' Capital ..................................................   $  3,307.1 $  3,631.1
                                                                       ========== ==========

Equity in partners' capital included above .........................   $    902.2 $    964.2
Equity in limited partnership interests not included above .........        212.8      224.6
Excess (deficit) of equity in partners' capital over
  investment cost and equity earnings ..............................          3.6       (1.8)
Notes receivable from joint venture ................................          5.3        6.1
                                                                       ---------- ----------
Carrying Value .....................................................   $  1,123.9 $  1,193.1
                                                                       ========== ==========

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1995      1994      1993
                                                   --------- --------- ---------
                                                          (In Millions)
STATEMENTS OF EARNINGS
Revenues of real estate joint ventures ..........  $  463.5  $  537.7  $  602.7
Revenues of other limited partnership interests..     242.3     103.4     319.1
Interest expense - third party ..................    (135.3)   (114.9)   (118.8)
Interest expense - the Company ..................     (41.0)    (36.9)    (52.1)
Other expenses ..................................    (397.7)   (430.9)   (531.7)
                                                   --------- --------- --------
Net Earnings ....................................  $  131.8  $   58.4  $  219.2
                                                   ========  ========  ========

Equity in net earnings included above ...........  $   49.1  $   18.9  $   71.6
Equity in net earnings of limited partnerships
  interests not included above ..................      44.8      25.3      46.3
Excess of earnings in joint ventures over equity
  ownership percentage and amortization of
  differences in bases ..........................        .9       1.8       9.2
Interest on notes receivable ....................        .1      --          .5
                                                   --------  --------  --------
Total Equity in Net Earnings ....................  $   94.9  $   46.0  $  127.6
                                                   ========  ========  ========

 5)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income are summarized as follows:

                                                      Years Ended December 31,
                                                  ------------------------------
                                                     1995      1994      1993
                                                  --------- --------- ----------
                                                            (In Millions)
Fixed maturities ..............................   $ 1,151.0 $ 1,024.5 $   981.7
Trading account securities ....................        --        --       709.3
Securities purchased under resale agreements ..        --        --       533.8
Mortgage loans on real estate .................       329.0     384.3     457.4
Equity real estate ............................       560.4     561.8     539.1
Other equity investments ......................        76.9      35.7     110.4
Policy loans ..................................       144.4     122.7     117.0
Broker-dealer related receivables .............        --        --       292.2
Other investment income .......................       279.7     336.3     304.9
                                                  --------  --------- ---------

  Gross investment income .....................     2,541.4   2,465.3   4,045.8
                                                  --------- --------- ---------

Interest expense to finance short-term
  trading instruments .........................        --        --       983.4
Other investment expenses .....................       413.7     434.4     463.1
                                                  --------- --------- ---------
  Investment expenses .........................       413.7     434.4   1,446.5
                                                  --------- --------- ---------

Net Investment Income .........................   $ 2,127.7 $ 2,030.9 $ 2,599.3
                                                  ========= ========= =========

        Investment gains (losses), net, including changes in the valuation allowances, are summarized as follows:

                                                      Years Ended December 31,
                                                  --------------------------------
                                                    1995        1994       1993
                                                  ---------  ---------  ----------
                                                           (In Millions)
Fixed maturities ............................     $  119.9    $ (14.1)   $  123.1
Mortgage loans on real estate ...............        (40.2)     (43.1)      (65.1)
Equity real estate ..........................        (86.6)      20.6       (18.5)
Other equity investments ....................         12.8       76.0       119.5
Dealer and trading gains ....................         --         --         372.5
Sales of newly issued Alliance Units ........         --         52.4        --
Other .......................................          (.6)      --           1.9
                                                  ---------   -------    --------
Investment Gains, Net .......................     $    5.3    $  91.8    $  533.4
                                                  ========    =======    ========

        Writedowns of fixed maturities amounted to $46.7 million, $30.8 million and 5.4 million for the years ended December 31, 1995, 1994 and 1993, respectively.

        For the years ended December 31, 1995 and 1994, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $8,206.0 million and $5,253.9 million. Gross gains of $211.4 million and $65.2 million and gross losses of $64.2 million and $50.8 million, respectively, were realized on these sales. The change in
        unrealized   investment  gains  (losses)  related  to  fixed  maturities classified as available for sale for the years ended December 31, 1995 and 1994 amounted to $1,077.2 million and $(742.2) million, respectively.

        Gross gains of $188.5 million and gross losses of $145.0 million were realized on sales of investments in fixed maturities held for investment and available for sale for the year ended December 31, 1993.

        During each of the years ended December 31, 1995 and 1994, one security classified as held to maturity was sold and during the eleven months ended November 30, 1995 and the year ended December 31, 1994, respectively, twelve and six securities so classified were transferred to the available for sale portfolio. All actions were taken as a result of a significant deterioration in creditworthiness. The aggregate amortized cost of the securities sold were $1.0 million and $19.9 million with a related investment gain of $-0- million and $.8 million recognized in 1995 and 1994, respectively; the aggregate amortized cost of the securities transferred was $116.0 million and $42.8 million with gross unrealized investment losses of $3.2 million and $3.1 million charged to consolidated shareholders' equity for the eleven months ended November 30, 1995 and the year ended December 31, 1994, respectively. On December 1, 1995, the Company transferred $4,794.9 million of securities classified as held to maturity to the available for sale portfolio. As a result, unrealized gains on fixed maturities increased $307.0 million, offset by deferred policy acquisition costs of $73.7 million, amounts attributable to participating group annuity contracts of $39.2 million and deferred Federal income tax of $67.9 million.

        Investment gains from other equity investments for the year ended December 31, 1993, included $79.9 million generated by DLJ's involvement in long-term corporate development investments.

        For the years ended December 31, 1995, 1994 and 1993, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $131.2 million, $175.8 million and $243.2 million, respectively.

        During 1995, Alliance entered into an agreement to acquire the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited (collectively, "Cursitor") for approximately $141.5 million consisting of $84.9 million in cash, 1,764,115 of Alliance's publicly traded units ("Alliance Units"), 6% notes aggregating $21.5 million payable ratably over four years, and substantial additional consideration which will be determined at a later date. The transaction, which is expected to be completed during the first quarter of 1996, is subject to the receipt of consents, regulatory approvals, and certain other closing conditions, including client approval of the transfer of Cursitor accounts. Upon completion of this transaction, the Company's ownership percentage of Alliance will be reduced.

        In 1994, Alliance sold 4.96 million newly issued Alliance Units to third parties at prevailing market prices. The sales decreased the Company's ownership of Alliance's Units from 63.2% to 59.2%. In addition, the Company continues to hold its 1% general partnership interest in Alliance. The Company recognized an investment gain of $52.4 million as a result of these transactions.

        The Company's ownership interest in Alliance will be further reduced upon the exercise of options granted to certain Alliance employees. At December 31, 1995, Alliance had options outstanding to purchase an aggregate of 4.8 million Alliance Units at a price ranging from $6.0625 to $22.25 per unit. Options are exercisable at a rate of 20% on each of the first five anniversary dates from the date of grant.

        Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of equity and the changes for the corresponding years, are summarized as follows:

                                                       Years Ended December 31,
                                                   --------------------------------
                                                      1995       1994      1993
                                                   ---------- ---------- ----------
                                                           (In Millions)

Balance, beginning of year .....................   $   (203.0) $  131.9  $   78.8
Changes in unrealized investment (losses) gains       1,117.7    (823.8)    (14.1)
Effect of adopting SFAS No. 115 ................       --        --         283.9
Changes in unrealized investment (gains)
   losses attributable to:
    Participating group annuity contracts ......        (78.1)     40.8     (36.2)
    Deferred policy acquisition costs ..........       (208.4)    269.5    (150.5)
    Deferred Federal income taxes ..............       (290.0)    178.6     (30.0)
                                                   ----------- --------- ---------
Balance, End of Year ...........................   $    338.2  $ (203.0) $  131.9
                                                   =========== ========= ========

                                                        Years Ended December 31,
                                                    ------------------------------
                                                       1995     1994       1993
                                                    --------- ---------- ---------
                                                            (In Millions)
Balance, end of year comprises:
  Unrealized investment (losses) gains on:
    Fixed maturities .............................   $  615.9  $ (461.3) $  283.9
    Other equity investments .....................       31.1       7.7      75.8
    Other ........................................       31.6      14.5      25.0
                                                     --------- --------- ---------
      Total ......................................      678.6    (439.1)    384.7
  Amounts of unrealized investment (gains)
    losses attributable to:
      Participating group annuity contracts ......      (72.2)      5.9     (34.9)
      Deferred policy acquisition costs ..........      (89.4)    119.0    (150.5)
      Deferred Federal income taxes ..............     (178.8)    111.2     (67.4)
                                                     --------- --------- ---------
Total ............................................   $  338.2  $ (203.0) $  131.9
                                                     ========  ========= ========

 6)     CLOSED BLOCK

        Summarized financial information of the Closed Block follows:

                                                                       December 31,
                                                                 ----------------------
                                                                    1995        1994
                                                                 ----------  ----------
                                                                      (In Millions)
Assets
Fixed Maturities:
  Available for sale, at estimated fair value (amortized cost,
    $3,662.8 and $1,270.3) ....................................   $  3,896.2 $  1,197.0
  Held to maturity, at amortized cost (estimated fair value of
    $1,785.0 in 1994) .........................................         --      1,927.8
Mortgage loans on real estate .................................      1,368.8    1,543.7
Policy loans ..................................................      1,797.2    1,827.9
Cash and other invested assets ................................        440.9      442.5
Deferred policy acquisition costs .............................        823.6      878.1
Other assets ..................................................        286.1      288.5
                                                                 ----------- ----------
Total Assets ..................................................   $  8,612.8 $  8,105.5
                                                                 =========== ==========

Liabilities
Future policy benefits and policyholders' account balances ....   $  9,346.7 $  8,965.3
Other liabilities .............................................        160.5      104.2
                                                                 ----------- ----------
Total Liabilities .............................................   $  9,507.2 $  9,069.5
                                                                 =========== ==========

                                                   Years Ended December 31,
                                             -----------------------------------
                                                 1995       1994       1993
                                             ---------- ----------- -----------
                                                        (In Millions)
Revenues
Premiums and other revenue ...............   $    753.4  $    798.1  $    860.2
Investment income (net of investment
  expenses of $26.7, $19.0 and $17.3) ....        538.9       523.0       526.5
Investment losses, net ...................        (20.2)      (24.0)      (15.0)
                                            -----------  ----------  -----------
      Total revenues .....................      1,272.1     1,297.1     1,371.7
                                            -----------  ----------  ----------

Benefits and Other Deductions
Policyholders' benefits and dividends ....      1,085.1     1,075.6     1,141.4
Other operating costs and expenses .......         62.6        70.5       102.0
                                            ----------- ----------- -----------
      Total benefits and other deductions.      1,147.7     1,146.1     1,243.4
                                            ----------- ----------- -----------

Contribution from the Closed Block .......   $    124.4  $    151.0  $    128.3
                                            =========== =========== ===========

        The fixed maturity portfolio, based on amortized cost, includes $4.3 million and $23.8 million at December 31, 1995 and 1994, respectively, of restructured securities which includes problem fixed maturities of $1.9 million and $6.4 million, respectively.

        During the eleven months ended November 30, 1995, one security classified as held to maturity was sold and ten securities classified as held to maturity were transferred to the available for sale portfolio. All actions resulted from a significant deterioration in creditworthiness. The amortized cost of the security sold was $4.2 million. The aggregate amortized cost of the securities transferred was $81.3 million with gross unrealized investment losses of $.1 million transferred to equity. At December 1, 1995, $1,750.7 million of securities classified as held to maturity were transferred to the available for sale portfolio. As a result, unrealized gains of $88.5 million on fixed maturities were recognized and offset by an increase to the deferred dividend liability. Implementation of SFAS No. 115 for the valuation of fixed maturities at December 31, 1993 resulted in the recognition of a deferred dividend liability of $49.6 million.

        At December 31, 1995 and 1994, problem mortgage loans on real estate had an amortized cost of $36.5 million and $27.6 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had an amortized cost of $137.7 million and $179.2 million, respectively. At December 31, 1995 and 1994, the restructured mortgage loans on real estate amount included $8.8 million and $.7 million, respectively, of problem mortgage loans on real estate.

        Valuation allowances amounted to $18.4 million and $46.2 million on mortgage loans on real estate and $4.3 million and $2.6 million on equity real estate at December 31, 1995 and 1994, respectively. Writedowns of fixed maturities amounted to $16.8 million and $15.9 million and $1.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

        Many expenses related to Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

 7)     DISCONTINUED OPERATIONS

        Summarized financial information of the GIC Segment follows:

                                                                  December 31,
                                                         -------------------------
                                                            1995          1994
                                                         ----------    -----------
                                                               (In Millions)
Assets
Mortgage loans on real estate ....................       $  1,485.8     $  1,730.5
Equity real estate ...............................          1,122.1        1,194.8
Other invested assets ............................            665.2          978.8
Other assets .....................................            579.3          529.5
                                                         ----------     ----------
Total Assets .....................................       $  3,852.4     $  4,433.6
                                                         ==========     ==========

Liabilities
Policyholders' liabilities .......................       $  1,399.8     $  1,924.0
Allowance for future losses ......................            164.2          185.6
Amounts due to continuing operations .............          2,097.1        2,108.6
Other liabilities ................................            191.3          215.4
                                                         ----------     ----------
Total Liabilities ................................       $  3,852.4     $  4,433.6
                                                         ==========     ==========

                                                        Years Ended December 31,
                                                     -----------------------------
                                                        1995     1994      1993
                                                     --------- -------- ----------
                                                             (In Millions)
Revenues
Investment income (net of investment expenses
  of $143.8, $174.0 and $175.8) ..................   $  325.1  $  395.0  $  535.1
Investment (losses) gains, net ...................      (22.9)     26.8     (22.6)
Policy fees, premiums and other income ...........         .7        .3       8.7
                                                     --------- --------- ---------
Total revenues ...................................      302.9     422.1     521.2

Benefits and other deductions ....................      328.0     443.8     545.9
                                                     --------- --------- ---------
Losses Charged to Allowance for Future Losses ....   $  (25.1) $  (21.7) $  (24.7)
                                                     ========= ========= =========

        In 1991, the Company established a pre-tax provision of $396.7 million for the estimated future losses of the GIC Segment. At December 31, 1993, implementation of SFAS No. 115 for the valuation of fixed maturities resulted in a benefit of $13.1 million, offset by a corresponding addition to the allowance for future losses.

        The amounts due to continuing operations at December 31, 1994 consisted of $3,324.0 million borrowed by the GIC Segment from continuing operations, offset by $1,215.4 million representing an obligation of continuing operations to provide assets to fund the accumulated deficit of the GIC Segment. In January 1995, continuing operations transferred $1,215.4 million in cash to the GIC Segment in settlement of its obligation. Subsequently, the GIC Segment remitted $1,155.4 million in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions. Amounts due to continuing operations at December 31, 1995, consisted of $2,097.1 million borrowed by the discontinued GIC Segment.

        Investment income included $88.2 million and $97.7 million of interest income for the years ended December 31, 1994 and 1993, respectively, on amounts due from continuing operations. Benefits and other deductions includes $154.6 million, $219.7 million and $197.1 million of interest expense related to amounts borrowed from continuing operations in 1995, 1994 and 1993, respectively.

        Valuation allowances amounted to $19.2 million and $50.2 million on mortgage loans on real estate and $77.9 million and $74.7 million on equity real estate at December 31, 1995 and 1994, respectively. Writedowns of fixed maturities amounted to $8.1 million, $17.8 million and $1.1 million for the years ended December 31, 1995, 1994 and 1993, respectively.

        The fixed maturity portfolio, based on amortized cost, includes $15.1 million and $43.3 million at December 31, 1995 and 1994, respectively, of restructured securities. These amounts include problem fixed maturities of $6.1 million and $9.7 million at December 31, 1995 and 1994, respectively.

        At December 31, 1995 and 1994, problem mortgage loans on real estate had amortized costs of $35.4 million and $14.9 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had amortized costs of $289.3 million and $371.2 million, respectively.

        At December 31, 1995 and 1994, the GIC Segment had $310.9 million and $312.2 million, respectively, of real estate acquired in satisfaction of debt.

 8)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                December 31,
                                                           -----------------------
                                                             1995         1994
                                                           ---------   -----------
                                                               (In Millions)

Short-term debt ......................................     $   --       $     20.0
                                                           ----------   ----------
Long-term debt:
Equitable Life:
  Surplus notes, 6.95%, scheduled to mature 2005 .....          399.3       --
  Surplus notes, 7.70%, scheduled to mature 2015 .....          199.6       --
  Eurodollar notes, 10.375% due 1995 .................         --             34.6
  Eurodollar notes, 10.5% due 1997 ...................           76.2         76.2
  Zero coupon note, 11.25% due 1997 ..................          120.1        107.8
  Other ..............................................           16.3         14.3
                                                           ----------   ----------
      Total Equitable Life ...........................          811.5        232.9
                                                           ----------   ----------
Wholly Owned and Joint Venture Real Estate:
  Mortgage notes, 4.98% - 12.75% due through 2019 ....        1,084.4      1,080.6
                                                           ----------   ----------
Alliance:
  Other ..............................................            3.4          3.9
                                                           ----------   ----------
Total long-term debt .................................        1,899.3      1,317.4
                                                           ----------   ----------

Total Short-term and Long-term Debt ..................     $  1,899.3   $  1,337.4
                                                           ==========   ==========

        Short-term Debt
        ---------------
        Equitable Life has a $350.0 million bank credit facility available to fund short-term working capital needs and to facilitate the securities settlement process. The credit facility consists of two types of borrowing options with varying interest rates. The interest rates are based on external indices dependent on the type of borrowing and at December 31, 1995 range from 5.8% (the London Interbank Offering Rate plus 22.5 basis points) to 8.5% (the prime rate). There were no borrowings outstanding under this bank credit facility at December 31, 1995.

        Equitable Life has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million five-year bank credit facility. There were no borrowings outstanding under this program at December 31, 1995.

        In 1994, Alliance established a $100.0 million revolving credit facility with several banks. On March 31, 1997, the revolving credit facility converts into a term loan payable in quarterly installments through March 31, 1999. Outstanding borrowings generally bear interest at the Eurodollar rate plus .875% per annum through March 31, 1997 and at the Eurodollar rate plus 1.125% per annum after conversion through March 31, 1999. In addition, a quarterly commitment fee of .25% per annum is paid on the average daily unused amount. At December 31, 1995, there were no amounts outstanding under the facility.

        In 1994, Alliance also established a $100.0 million commercial paper program and entered into a three-year $100.0 million revolving credit facility with a group of commercial banks to support commercial paper to be issued under the program and for general corporate purposes. Amounts outstanding under the facility bear interest at an annual rate ranging from the Eurodollar rate plus .225% to the Eurodollar rate plus .2875%. A fee of .125% per annum is paid quarterly on the entire facility. At December 31, 1995, Alliance had not issued any commercial paper and there were no amounts outstanding under the revolving credit facility.

        During 1994, EREIM established two bank lines of credit totaling $30.0 million of which $20.0 million was outstanding at December 31, 1994.

        Long-term Debt
        --------------
        Several of the long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. The Company is in compliance with all debt covenants.

        On December 18, 1995, Equitable Life issued, in accordance with Section 1307 of the New York Insurance Law, $400.0 million of surplus notes having an interest rate of 6.95% scheduled to mature in 2005 and $200.0 million of surplus notes having an interest rate of 7.70% scheduled to mature in 2015. Proceeds from the issuance of the surplus notes were $596.6 million, net of related issuance costs. The unamortized discount on the surplus notes was $1.1 million at December 31, 1995. Payments of interest on or principal of the surplus notes are subject to prior approval by the New York Insurance Department.

        The Company has pledged real estate, mortgage loans, cash and securities amounting to $1,629.7 million and $1,744.4 million at December 31, 1995 and 1994, respectively, as collateral for certain long-term debt.

        At December 31, 1995, aggregate maturities of the long-term debt based on required principal payments at maturity for 1996 and the succeeding four years are $124.0 million, $466.6 million, $309.5 million, $15.8 million, respectively, and $1,015.0 million thereafter.

 9)     FEDERAL INCOME TAXES

        A  summary  of  the  Federal   income  tax  expense   (benefit)  in  the
        consolidated statements of earnings is shown below:

                                                      Years Ended December 31,
                                                  --------------------------------
                                                    1995       1994       1993
                                                  ---------  ----------  ---------
                                                             (In Millions)
Federal income tax expense (benefit):
  Current ...................................     $  (11.7)   $    4.0   $  115.8
  Deferred ..................................        124.1        97.2      (24.5)
                                                  ---------   ---------  ---------
Total .......................................     $  112.4    $  101.2   $   91.3
                                                  =========   =========  =========

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and cumulative effect of accounting change by the expected Federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                     Years Ended December 31,
                                                 --------------------------------
                                                   1995       1994        1993
                                                 ---------  ---------   ---------
                                                         (In Millions)
Expected Federal income tax expense ........     $  143.5    $  138.1    $  106.3
Differential earnings amount ...............         --         (16.8)      (23.2)
Adjustment of tax audit reserves ...........          4.1        (4.6)       22.9
Tax rate adjustment ........................         --          --          (5.0)
Other ......................................        (35.2)      (15.5)       (9.7)
                                                 ---------   ---------   ---------
Federal Income Tax Expense .................     $  112.4    $  101.2    $   91.3
                                                 ========    ========    ========

        Prior to the date of demutualization, Equitable Life reduced its deduction for policyholder dividends by the differential earnings amount. This amount was computed, for each tax year, by multiplying Equitable Life's average equity base, as determined for tax purposes, by an estimate of the excess of an imputed earnings rate for stock life insurance companies over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the Internal Revenue Service. As a stock life insurance company, Equitable Life is no longer required to reduce its policyholder dividend deduction by the differential earnings amount, but differential earnings amounts for pre-demutualization years were still being recomputed in 1994 and 1993.

        The components of the net deferred Federal income tax asset are as follows:

                                               December 31, 1995        December 31, 1994
                                           ----------------------    ----------------------
                                             Assets   Liabilities     Assets    Liabilities
                                           ---------  -----------    ---------  -----------
                                                              (In Millions)
Deferred policy acquisition costs,
  reserves and reinsurance .............    $ --      $  303.2        $ --      $  220.3
Investments ............................      --         326.9          --          18.7
Compensation and related benefits ......       293.0    --               307.3    --
Other ..................................      --          32.3          --           5.8
                                           ---------  --------        --------  --------
Total ..................................    $  293.0  $  662.4         $  307.3  $ 244.8
                                            ========  ========         ========  =======

        The deferred Federal income tax expense (benefit) impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and the tax effects of each are as follows:

                                                       Years Ended December 31,
                                                   ------------------------------
                                                    1995        1994       1993
                                                   --------   --------  ---------
                                                           (In Millions)
Deferred policy acquisition costs, reserves
  and reinsurance ................................  $   55.1  $  13.0   $ (46.7)
Investments ......................................      13.0     89.3      60.4
Compensation and related benefits ................      30.8     10.0     (50.1)
Other ............................................      25.2    (15.1)     11.9
                                                    --------  --------  --------
Deferred Federal Income Tax Expense (Benefit) ....  $  124.1  $  97.2   $ (24.5)
                                                    ========  =======   ========

        The Internal Revenue Service completed its audit of the Company's Federal income tax returns for the years 1984 through 1988. There was no material effect on the Company's consolidated results of operations.

10)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The effect of reinsurance (excluding group life and health) is summarized as follows:

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       1995      1994     1993
                                                     --------- --------- ---------
                                                             (In Millions)
Direct premiums ..................................   $  474.2  $  476.7  $  458.8
Reinsurance assumed ..............................      171.3     180.5     169.9
Reinsurance ceded ................................      (38.7)    (31.6)    (29.6)
                                                     --------- --------- ---------
Premiums .........................................   $  606.8  $  625.6  $  599.1
                                                     ========= ========= =========

Universal Life and Investment- type Product
  Policy Fee Income Ceded ........................   $   38.9  $   27.5  $   33.7
                                                     ========= ========= =========
Policyholders' Benefits Ceded ....................   $   48.2  $   20.7  $   72.3
                                                     ========= ========= =========
Interest Credited to Policyholders' Account
  Balances Ceded .................................   $   28.5  $   25.4  $   24.1
                                                     ========= ========= =========

        In February 1993, management established a practice limiting the risk retention on new policies issued by the Insurance Group to a maximum of $5.0 million. In addition, effective January 1, 1994, all in force business above $5.0 million was reinsured. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks as well as in certain other cases.

        The Insurance Group cedes 100% of its group life and health business to a third party insurance company. Premiums ceded totaled $260.6 million, $241.0 million and $895.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. Ceded death and disability benefits totaled $188.1 million, $235.5 million and $787.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. Insurance liabilities ceded totaled $724.2 million and $833.4 million at December 31, 1995 and 1994, respectively.

11)     EMPLOYEE BENEFIT PLANS

        The Company sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. The pension plans are non-contributory and benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. The Company's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974.

        Components of net periodic pension (credit) cost for the qualified and non-qualified plans are as follows:

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       1995      1994      1993
                                                     --------- --------- ---------
                                                             (In Millions)
Service cost .....................................   $   30.0  $   30.3  $   29.8
Interest cost on projected benefit obligations ...      122.0     111.0     108.0
Actual return on assets ..........................     (309.2)     24.4    (178.6)
Net amortization and deferrals ...................      155.6    (142.5)     55.3
                                                     --------- --------- ---------
Net Periodic Pension (Credit) Cost ...............   $   (1.6) $   23.2  $   14.5
                                                     ========= ========= ========

        The funded status of the qualified and non-qualified pension plans is as follows:

                                                                      December 31,
                                                                 ----------------------
                                                                    1995        1994
                                                                 ----------  ----------
                                                                      (In Millions)
Actuarial present value of obligations:
  Vested .....................................................   $  1,642.4  $  1,295.5
  Non-vested .................................................         10.9         8.7
                                                                 ----------  ----------
Accumulated Benefit Obligation ...............................   $  1,653.3  $  1,304.2
                                                                 ==========  ==========

Plan assets at fair value ....................................   $  1,503.8  $  1,193.5
Projected benefit obligation .................................      1,743.0     1,403.4
                                                                 ----------  ----------
Projected benefit obligation in excess of plan assets ........       (239.2)     (209.9)
Unrecognized prior service cost ..............................        (25.5)      (33.2)
Unrecognized net loss from past experience different from
  that assumed ...............................................        368.2       298.9
Unrecognized net asset at transition .........................         (7.3)      (20.8)
Additional minimum liability .................................        (51.9)      (37.8)
                                                                 ----------  ----------
Prepaid (Accrued) Pension Cost ...............................   $     44.3  $     (2.8)
                                                                 ==========  ==========

        The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.25% and 4.50%, respectively, at December 31, 1995 and 8.75% and 4.88%, respectively, at December 31, 1994. As of January 1, 1995 and 1994, the expected long-term rate of return on assets for the retirement plan was 11% and 10%, respectively.

        The Company recorded, as a reduction of shareholder's equity, an additional minimum pension liability of $35.1 million and $2.7 million, net of Federal income taxes, at December 31, 1995 and 1994, respectively, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability.

        The  pension  plan's  assets  include   corporate  and  government  debt
        securities, equity securities, equity real estate and shares of Group Trusts managed by Alliance.

        As of December 31, 1993, the Company changed the method of determining the market-related value of plan assets from fair value to a calculated value. This change in estimate had no material effect on the Company's consolidated statements of earnings.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $36.4 million, $38.1 million and $39.9 million for the years ended December 31, 1995, 1994 and 1993, respectively.

        The Company provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from the Company on or after attaining age 55 who have at least 10 years of service. The life insurance benefits are related to age and salary at retirement. The costs of postretirement benefits are recognized in accordance with the provisions of SFAS No.
        106. The Company continues to fund postretirement benefits costs on a pay-as-you-go basis and, for the years ended December 31, 1995, 1994 and 1993, the Company made estimated postretirement benefits payments of $31.1 million, $29.8 million and $29.7 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in the Company's consolidated financial statements:

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       1995      1994      1993
                                                     --------- ---------  --------
                                                              (In Millions)
Service cost .....................................    $   4.0   $   3.9   $   5.3
Interest cost on accumulated postretirement
  benefits obligation ............................       34.7      28.6      29.2
Unrecognized prior service cost ..................       (2.3)     (3.9)     (6.9)
Net amortization and deferrals ...................     --        --           1.5
                                                      --------  --------  --------
Net Periodic Postretirement Benefits Costs .......    $  36.4   $  28.6   $  29.1
                                                      ========  ========  ========

                                                                     December 31,
                                                                ---------------------
                                                                    1995     1994
                                                                ---------- ----------
                                                                   (In Millions)
Accumulated postretirement benefits obligation:
  Retirees ...................................................   $  391.8  $  300.4
  Fully eligible active plan participants ....................       50.4      33.0
  Other active plan participants .............................       64.2      44.0
                                                                 --------- ---------
                                                                    506.4     377.4
Unrecognized benefit of plan amendments ......................     --           3.2
Unrecognized prior service cost ..............................       56.3      61.9
Unrecognized net loss from past experience different from
  that assumed and from changes in assumptions ...............     (181.3)    (64.7)
                                                                 --------- ---------
Accrued Postretirement Benefits Cost .........................   $  381.4  $  377.8
                                                                 ========= =========

        In 1993, the Company amended the cost sharing provisions of postretirement medical benefits. At January 1, 1994, medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 10% in 1995, gradually declining to 3.5% in the year 2008 and in 1994 was 10%, gradually declining to 5% in the year 2004. The discount rate used in determining the accumulated postretirement benefits obligation was 7.25% and 8.75% at December 31, 1995 and 1994, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 1995 would be increased 6.5%. The effect of this change on the sum of the service cost and interest cost would be an increase of 6.7%.

12)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        Derivatives
        -----------
        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Accounting for interest rate swap transactions is on an accrual basis. Gains and losses related to interest rate swap transactions are amortized as yield adjustments over the remaining life of the underlying hedged security. Income and expense resulting from interest rate swap activities are reflected in net investment income except for hedging transactions related to insurance liabilities. The notional amount of matched interest rate swaps outstanding at December 31, 1995 was $1,120.8 million. The average unexpired terms at December 31, 1995 range from 2.5 to 3.0 years. At December 31, 1995, the cost of terminating outstanding matched swaps in a loss position was $15.9 million and the unrealized gain on outstanding matched swaps in a gain position was $19.0 million. The Company has no intention of terminating these contracts prior to maturity. During 1995, 1994 and 1993, net gains (losses) of $1.4 million, $(.2) million and $-0- million, respectively, were recorded in connection with interest rate swap activity. Equitable Life has implemented an interest rate cap program designed to hedge crediting rates on interest-sensitive individual annuities contracts. The outstanding notional amounts at December 31, 1995 of contracts purchased and sold were $2,625.0 million and $300.0 million, respectively. The net premium paid by Equitable Life on these contracts was $12.5 million and is being amortized ratably over the contract periods ranging from 3 to 5 years. Income and expense resulting from this program are reflected as an adjustment to interest credited to policyholders' account balances.

        Substantially all of DLJ's business related derivatives is by its nature trading activities which are primarily for the purpose of customer accommodations. DLJ's derivative activities consist of option writing and trading in forward and futures contracts. Derivative financial instruments have both on-and-off balance sheet implications depending on the nature of the contracts. DLJ's involvement in swap contracts is not significant.

        Fair Value of Financial Instruments
        -----------------------------------
        The Company defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of timing, amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 1995 and 1994.

        Fair value for mortgage loans on real estate are estimated by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made. Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the estimated fair value of the underlying collateral if lower.

        The estimated fair values for the Company's liabilities under GIC and association plan contracts are estimated using contractual cash flows discounted based on the T. Rowe Price GIC Index Rate for the appropriate duration. For durations in excess of the published index rate, the appropriate Treasury rate is used plus a spread equal to the longest duration GIC rate spread published.

        The estimated fair values for those group annuity contracts which are classified as investment contracts are measured at the estimated fair value of the underlying assets. Deposit administration contracts
        (included with group annuity contracts) classified as insurance contracts are measured at estimated fair value of the underlying assets. The estimated fair values for single premium deferred annuities ("SPDA") are estimated using projected cash flows discounted at current offering rates. The estimated fair values for supplementary contracts not involving life contingencies ("SCNILC") and annuities certain are derived using discounted cash flows based upon the estimated current offering rate.

        Fair value for long-term debt is determined using published market values, where available, or contractual cash flows discounted at market interest rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate which takes into account the level of current market interest rates and collateral risk. The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to the Company. The Company's fair value of short-term borrowings approximates their carrying value.

        The following table discloses carrying value and estimated fair value for financial instruments not otherwise disclosed in Notes 3, 6 and 7:

                                                         December 31,
                                       ----------------------------------------------
                                                1995                   1994
                                       ---------------------- -----------------------
                                        Carrying   Estimated  Carrying    Estimated
                                         Value    Fair Value   Value      Fair Value
                                       ---------- ---------- ----------- ------------
                                                       (In Millions)
Consolidated Financial Instruments:
Mortgage loans on real estate ......   $  3,638.3 $  3,973.6 $  4,018.0 $  3,919.4
Other joint ventures ...............        492.7      492.7      544.4      544.4
Policy loans .......................      1,976.4    2,057.5    1,731.2    1,676.6
Policyholders' account balances:
  Association plans ................        101.0      100.0      141.0      141.0
  Group annuity contracts ..........      2,335.0    2,395.0    2,450.0    2,469.0
  SPDA .............................      1,265.8    1,272.0    1,744.3    1,732.7
  Annuities certain and SCNILC .....        649.1      680.7      599.1      624.7
Long-term debt .....................      1,899.3    1,962.9    1,317.4    1,249.2

Closed Block Financial Instruments:
Mortgage loans on real estate ......      1,368.8    1,461.4    1,543.7    1,477.8
Other equity investments ...........        151.6      151.6      179.5      179.5
Policy loans .......................      1,797.2    1,891.4    1,827.9    1,721.9
SCNILC liability ...................         34.8       34.5       39.5       37.0

GIC Segment Financial Instruments:
Mortgage loans on real estate ......      1,485.8    1,666.1    1,730.5    1,743.7
Fixed maturities ...................        107.4      107.4      219.3      219.3
Other equity investments ...........        455.9      455.9      591.8      591.8
Guaranteed interest contracts ......        329.0      352.0      835.0      855.0
Long-term debt .....................        135.1      136.0      134.8      127.9

13)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Company has provided, from time to time, certain guarantees or commitments to affiliates, investors and others. These arrangements include commitments by the Company, under certain conditions: to make liquidity advances to cover delinquent principal and interest and property protection expenses with respect to loan servicing agreements for securitized mortgage loans which at December 31, 1995 totaled $2.8 billion (as of December 31, 1995, $4.0 million have been advanced under these commitments); to make capital contributions of up to $246.7 million to affiliated real estate joint ventures; to provide equity financing to certain limited partnerships of $129.4 million at December 31, 1995, under existing loan or loan commitment agreements; and to provide short-term financing loans which at December 31, 1995 totaled $45.8 million. Management believes the Company will not incur any material losses as a result of these commitments.

        Equitable Life is the obligor under certain structured settlement agreements which it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, Equitable Life owns single premium annuities issued by previously wholly owned life insurance subsidiaries. Equitable Life has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly owned subsidiaries be unable to meet their obligations. Management believes the satisfaction of those obligations by Equitable Life is remote.

        At December 31, 1995, the Insurance Group had $29.0 million of letters of credit outstanding.

14)     LITIGATION

        A number of lawsuits have been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states juries have substantial discretion in awarding punitive damages. Equitable Life and its insurance subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in an award or settlement of any material amount against the Company. Among litigations pending against Equitable Life and its insurance subsidiaries of the type referred to in this paragraph are the litigations described in the following two paragraphs.

        An action entitled Golomb et al. v. The Equitable Life Assurance Society of the United States was filed on January 20, 1995 in New York County Supreme Court. The action purports to be brought on behalf of a class of persons insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life (the "policies"). The complaint alleges that premium increases for these policies after 1983, all of which were filed with and approved by the New York State Insurance Department and certain other state insurance departments, breached the terms of the insurance policies, and that statements in the policies and elsewhere concerning premium increases constituted fraudulent concealment, misrepresentations in violation of New York Insurance Law Section 4226 and deceptive practices under New York General Business Law Section 349. The complaint seeks a declaratory judgment, injunctive relief restricting the methods by which Equitable Life increases premiums on the policies in the future, a refund of premiums, and punitive damages. Plaintiffs also have indicated that they will seek damages in an unspecified amount. Equitable Life has moved to dismiss the complaint in its entirety on the grounds that it fails to state a claim and that uncontroverted documentary evidence establishes a complete defense to the claims. That motion is awaiting decision by the court. In January 1996, separate actions were filed in Pennsylvania and Texas state courts (entitled, respectively, Malvin et al. v. The Equitable Life Assurance Society of the United States and Bowler et al.
        v. The Equitable Life Assurance Society of the United States), making claims similar to those in the New York action described above. These new actions are asserted on behalf of proposed classes of Pennsylvania issued or renewed policyholders and Texas issued or renewed policyholders, insured under the policies. The Pennsylvania and Texas actions seek compensatory and punitive damages and injunctive relief restricting the methods by which Equitable Life increases premiums in the future based on the common law and statutes of those states. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, Equitable Life's management believes that the ultimate resolution of those litigations should not have a material adverse effect on the financial position of the Company. Due to the early stage of such litigation, Equitable Life's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

        An action was instituted on April 6, 1995 against Equitable Life and its wholly owned subsidiary, The Equitable of Colorado, Inc. ("EOC"), in New York State Court, entitled Sidney C. Cole et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc., No. 95/108611 (N.Y. County). The action is brought by the holders of a joint survivorship whole life policy issued by EOC. The action purports to be on behalf of a class consisting of all persons who from January 1, 1984 purchased life insurance policies sold by Equitable Life and EOC based upon their allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages in an unspecified amount, imposition of a constructive trust, and seek to enjoin Equitable Life and EOC from engaging in the challenged sales practices. Equitable Life and EOC intend to defend vigorously and believe that they have meritorious defenses which, if successful, would dispose of the action completely. Equitable Life and EOC further do not believe that this case is an appropriate class action. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, Equitable Life's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of the Company. Due to the early stage of such litigation, the Company's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

        Equitable Casualty Insurance Company ("Casualty"), a captive property and casualty insurance company organized under the laws of Vermont, which is an indirect wholly owned subsidiary of Equitable Life, is a party to an arbitration proceeding that commenced in August 1995 with the selection of three arbitrators. The arbitration will resolve a dispute among Casualty, Houston General Insurance Company ("Houston
        General"), and GEICO General Insurance Company ("GEICO General") regarding the interpretation of a reinsurance agreement that was entered into as part of a 1980 transaction whereby Equitable General Insurance Company ("Equitable General"), formerly an indirect subsidiary of Equitable Life and the predecessor of GEICO General, sold its commercial lines business along with the stock of Houston General to subsidiaries of Tokio Marine & Fire Insurance Company, Ltd. ("Tokio Marine"). Casualty and GEICO General maintain that, under the reinsurance agreement, Houston General assumed liability for all losses insured under commercial lines policies written by Equitable General and its predecessors in order to effect the transfer of that business to Tokio Marine's subsidiaries. Houston General contends that it did not assume reinsurance liability for losses insured under certain of those commercial lines policies. The arbitration panel determined to begin hearing evidence in the arbitration in June 1996. The result of the arbitration is expected to resolve two litigations that were commenced by Houston General and that have been stayed by the presiding courts pending the completion of the arbitration (in one case, Houston General named as a defendant only GEICO General but Casualty intervened as a defendant with GEICO General, and in the other case, Houston General named GEICO General and Equitable Life). The arbitration is expected to be completed during the second half of 1996. While the ultimate outcome of the arbitration cannot be predicted with certainty, the Company's management believes that the arbitrators will recognize that Houston General's position is without merit and contrary to the way in which the reinsurance industry operates and therefore the ultimate resolution of this matter should not have a material adverse effect on the Company's financial position or results of operations.

        On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance and certain other defendants affiliated with Alliance, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. A similar complaint was filed on November 7, 1995 and was subsequently consolidated with the Complaint. The Complaint, which seeks certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994, seeks an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations of the Complaint are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. On September 26, 1995, the defendants jointly filed a motion to dismiss the Complaint which has not yet been decided by the Court. Alliance believes that the allegations in the Complaint are without merit and intends to vigorously defend against these claims. While the ultimate results of this action cannot be determined, management of Alliance does not expect that this action will have a material adverse effect on Alliance's business.

        On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), a wholly owned subsidiary of DLJ, and certain other defendants for unspecified compensatory and punitive damages in the United States District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel (the "Units") issued by Rickel in October 1994. The complaint alleges violations of Federal securities laws and common law fraud against DLJSC, as the underwriter of the Units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P., and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the Board of Directors of Rickel, including a DLJSC Managing Director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the Units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the Units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ does not believe the outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of this litigation, based on the information currently available to it, DLJ's management cannot make an estimate of loss or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        On June 12, 1995, a purported purchaser of certain securities issued by Spectravision, Inc. ("Spectravision") filed a class action complaint against DLJSC and certain other defendants for unspecified damages in the U.S. District Court for the Northern District of Texas. The suit was brought on behalf of the purchasers of $260,795,000 of securities issued by Spectravision in November 1992, and alleges violations of the Federal securities laws and the Texas Securities Act, common law fraud and negligent misrepresentation. The securities were issued by Spectravision pursuant to a prepackaged bankruptcy reorganization plan. DLJSC served as financial advisor to Spectravision in its reorganization and as Dealer Manager for Spectravision's 1992 issuance of the securities. DLJSC is also being sued as a seller of certain notes of Spectravision acquired and resold by DLJSC. The complaint seeks to hold DLJSC liable for various alleged misstatements and omissions contained in prospectuses and other materials issued between July 1992 and June 1994. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. On June 8, 1995, Spectravision filed a Chapter 11 petition in the United States Bankruptcy Court for the District of Delaware. On January 5, 1996, the district court in the litigation involving DLJSC ordered a partial stay of discovery until Spectravision has emerged from bankruptcy or six months from the date of the stipulated stay (whichever comes first). Accordingly, discovery of DLJSC has not yet occurred. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of such litigation, based upon information currently available to it, DLJ's management cannot make an estimate of loss or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period. Plaintiff's counsel in the class action against DLJSC described above has also filed another securities class action based on similar factual allegations. Such suit names as defendants Spectravision and its directors, and was brought on behalf of a class of purchasers of $209.0 million of stock and $77.0 million of notes issued by Spectravision in October 1993. DLJSC served as the managing underwriter for both of these issuances. DLJSC has not been named as a defendant in this suit, although it has been reported to DLJSC that plaintiff's counsel is contemplating seeking to amend the complaint to add DLJSC as a defendant in that action.

        In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The named plaintiff in the State Court action also filed an adversary proceeding in the Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. The Texas State Court action has subsequently been removed to the

        Bankruptcy Court, which removal is being opposed by the plaintiff. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of such litigation, based upon the information currently available to it, DLJ's management cannot make an estimate of loss or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the Federal securities laws arising out of a public offering in 1994 of $435.0 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of this litigation, based upon the information currently available to it, DLJ's management cannot make an estimate of loss or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In addition to the matters described above, Equitable Life and its subsidiaries and DLJ and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

15)     LEASES

        The Company has entered into operating leases for office space and certain other assets, principally data processing equipment and office furniture and equipment. Future minimum payments under noncancelable leases for 1996 and the succeeding four years are $114.8 million, $101.8 million, $90.0 million, $73.6 million, $57.7 million and $487.0 million thereafter. Minimum future sublease rental income on these noncancelable leases for 1996 and the succeeding four years are $11.0 million, $8.7 million, $6.9 million, $4.6 million, $2.9 million and $1.1 million thereafter.

        At December 31, 1995, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 1996 and the succeeding four years are $292.9 million, $271.2 million, $248.1 million, $226.4 million, $195.5 million and $1,018.8 million thereafter.


16)     OTHER OPERATING COSTS AND EXPENSES

        Other operating costs and expenses consisted of the following:

                                                      Years Ended December 31,
                                               ----------------------------------
                                                  1995        1994       1993
                                               ----------  ---------  -----------
                                                          (In Millions)
Compensation costs .........................   $    595.9  $    690.0  $  1,452.3
Commissions ................................        314.3       313.0       551.1
Short-term debt interest expense ...........         11.4        19.0       317.1
Long-term debt interest expense ............        108.1        98.3        86.0
Amortization of policy acquisition costs ...        320.4       318.1       275.9
Capitalization of policy acquisition costs .       (391.0)     (410.9)     (397.8)
Rent expense, net of sub-lease income ......        124.8       128.9       159.5
Other ......................................        772.6       786.7     1,140.1
                                               ----------- ----------- -----------
Total ......................................   $  1,856.5  $  1,943.1  $  3,584.2
                                               =========== =========== ===========

        During the years ended December 31, 1995, 1994 and 1993, the Company restructured certain operations in connection with cost reduction programs and recorded pre-tax provisions of $32.0 million, $20.4 million and $96.4 million, respectively. The amounts paid during 1995, associated with the 1995 and 1994 cost reduction programs, totaled $24.0 million. At December 31, 1995, the liabilities associated with the 1995 and 1994 cost reduction programs amounted to $37.8 million. The 1995 cost reduction program included relocation expenses, including the accelerated amortization of building improvements associated with the relocation of the home office. The 1994 cost reduction program included costs associated with the termination of operating leases and employee severance benefits in connection with the consolidation of 16 insurance agencies. The 1993 cost reduction program primarily reflected severance benefits of terminated employees in connection with the combination of a wholly owned subsidiary of the Company with Alliance.

17)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, the New York Superintendent has broad discretion to determine whether the financia1 condition of a stock life insurance company would support the payment of dividends to its shareholders. For the years ended December 31, 1995, 1994 and 1993, statutory (loss) earnings totaled $(352.4) million, $67.5 million and $324.0 million, respectively. No amounts are expected to be available for dividends from Equitable Life to the Holding Company in 1996.

        At December 31, 1995, the Insurance Group, in accordance with various government and state regulations, had $18.9 million of securities deposited with such government or state agencies.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The following reconciles the Company's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the New York Insurance Department with net earnings and equity on a GAAP basis.

                                                         Years Ended December 31,
                                                      -----------------------------
                                                        1995       1994     1993
                                                      --------- --------- ---------
                                                              (In Millions)
Net change in statutory surplus and capital stock .   $   78.1  $  292.4  $  190.8
Change in asset valuation reserves ................      365.7    (285.2)    639.1
                                                      --------  --------- ---------
Net change in statutory surplus, capital stock
  and asset valuation reserves ....................      443.8       7.2     829.9
Adjustments:
  Future policy benefits and policyholders'
    account balances ..............................      (67.9)    (11.0)   (171.0)
  Deferred policy acquisition costs ...............       70.6      92.8     121.8
  Deferred Federal income taxes ...................     (150.0)    (59.7)    (57.5)
  Valuation of investments ........................      189.1      45.2     202.3
  Valuation of investment subsidiary ..............     (188.6)    396.6    (464.9)
  Limited risk reinsurance ........................      416.9      74.9      85.2
  Issuance of surplus notes .......................     (538.9)   --        --
  Sale of subsidiary and joint venture ............     --        --        (366.5)
  Contribution from the Holding Company ...........     --        (300.0)   --
  Postretirement benefits .........................      (26.7)     17.1      23.8
  Other, net ......................................      115.1     (44.0)     60.3
  GAAP adjustments of Closed Block ................       (3.1)      4.5     (16.0)
  GAAP adjustments of discontinued GIC
    Segment .......................................       37.3      42.8     (35.0)
                                                      --------- --------- ---------
Net Earnings ......................................   $  297.6  $  266.4  $  212.4
                                                      ========= ========  ========

                                                          December 31,
                                               -----------------------------------
                                                 1995        1994         1993
                                               ---------   ----------  -----------
                                                         (In Millions)
Statutory surplus and capital stock ........   $  2,202.9  $  2,124.8  $  1,832.4
Asset valuation reserves ...................      1,345.9       980.2     1,265.4
                                               ----------- ----------- -----------
Statutory surplus, capital stock and asset
  valuation reserves .......................      3,548.8     3,105.0     3,097.8
Adjustments:
  Future policy benefits and policyholders'
    account balances .......................     (1,017.4)     (949.5)     (938.5)
  Deferred policy acquisition costs ........      3,083.3     3,221.1     2,858.8
  Deferred Federal income taxes ............       (450.8)      (26.8)     (137.8)
  Valuation of investments .................        417.7      (794.1)      (29.8)
  Valuation of investment subsidiary .......       (665.1)     (476.5)     (873.1)
  Limited risk reinsurance .................       (429.0)     (845.9)     (920.8)
  Issuance of surplus notes ................       (538.9)     --          --
  Postretirement benefits ..................       (343.3)     (316.6)     (333.7)
  Other, net ...............................          4.4       (79.2)      (81.9)
  GAAP adjustments of Closed Block .........        575.7       578.8       574.2
  GAAP adjustments of discontinued GIC
    Segment ................................       (184.6)     (221.9)     (264.6)
                                               ----------- ----------- -----------
Total Shareholder's Equity .................   $  4,000.8  $  3,194.4  $  2,950.6
                                               ==========  ==========  ==========

18)     BUSINESS SEGMENT INFORMATION

        The Company has three major business segments: Individual Insurance and Annuities; Investment Services and Group Pension. Consolidation/elimination principally includes debt not specific to any business segment. Attributed Insurance Capital represents net assets and related revenues and earnings of the Insurance Group not assigned to the insurance segments. Interest expense related to debt not specific to any business segment is presented within Corporate interest expense. Information for all periods is presented on a comparable basis.

        The Individual Insurance and Annuities segment offers a variety of traditional, variable and interest-sensitive life insurance products, disability income, annuity products and mutual fund and other investment products to individuals and small groups. This segment includes Separate Accounts for certain individual insurance and annuity products.

        The Investment Services segment provides investment fund management, primarily to institutional clients. This segment includes Separate Accounts which provide various investment options for group clients through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $124.1 million, $135.3 million and $128.6 million for 1995, 1994 and 1993, respectively, are included in total revenues of the Investment Services segment. These fees, excluding amounts related to the discontinued GIC Segment of $14.7 million, $27.4 million and $17.0 million for 1995, 1994 and 1993, respectively, are eliminated in consolidation.

        The Group Pension segment administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations.

                                                       Years Ended December 31,
                                                ------------------------------------
                                                   1995        1994        1993
                                                ----------  ----------  ------------
                                                           (In Millions)
Revenues
Individual insurance and annuities ..........   $  3,254.6  $  3,110.7  $  2,981.5
Group pension ...............................        292.0       359.1       426.6
Attributed insurance capital ................         61.2        79.4        61.6
                                               ------------ ----------  -----------
  Insurance operations ......................      3,607.8     3,549.2     3,469.7
Investment services .........................        949.1       935.2     2,792.6
Consolidation/elimination ...................        (34.9)      (24.7)      (40.5)
                                               ------------ ----------- -----------
Total .......................................   $  4,522.0  $  4,459.7  $  6,221.8
                                               ============ =========== ===========

Earnings (loss) before Federal income taxes
  and cumulative effect of accounting change
Individual insurance and annuities ..........   $    274.4  $    245.5  $     76.2
Group pension ...............................        (13.3)       15.8         2.0
Attributed insurance capital ................         18.7        69.8        49.0
                                               ------------ ----------- -----------
  Insurance operations ......................        279.8       331.1       127.2
Investment services .........................        161.2       177.5       302.1
Consolidation/elimination ...................         (3.1)         .3          .5
                                               ------------ ----------- -----------
      Subtotal ..............................        437.9       508.9       429.8
Corporate interest expense ..................        (27.9)     (114.2)     (126.1)
                                               ------------ ----------- -----------
Total .......................................   $    410.0  $    394.7  $    303.7
                                               ============ =========== ===========

                                                            December 31,
                                                    ------------------------------
                                                       1995               1994
                                                    ------------     -------------
                                                            (In Millions)
Assets
Individual insurance and annuities ...........       $  50,328.8      $  44,063.4
Group pension ................................           4,033.3          4,222.8
Attributed insurance capital .................           2,391.6          2,609.8
                                                     ------------     ------------
  Insurance operations .......................          56,753.7         50,896.0
Investment services ..........................          12,842.9         12,127.9
Consolidation/elimination ....................            (354.4)        (1,614.4)
                                                     ------------     ------------
Total ........................................       $  69,242.2      $  61,409.5
                                                     ============     ============

19)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for the years ended December 31, 1995, 1994 and 1993, are summarized below:

                                                 Three Months Ended
                                    ----------------------------------------------------
                                     March 31     June 30    September 30    December 31
                                    ----------- ----------- -------------   ------------
                                                       (In Millions)
1995
----
Total Revenues .................    $  1,074.7  $  1,158.4    $  1,127.1     $  1,161.8
                                    ==========  ==========    ==========     ===========

Net Earnings ...................    $     59.0  $     94.3    $     91.2     $     53.1
                                    ==========  ==========    ==========     ===========

1994
----
Total Revenues .................    $  1,107.4  $  1,075.0    $  1,153.8     $  1,123.5
                                    ==========  ==========    ==========     ===========

Earnings before Cumulative
  Effect of Accounting
  Change .......................    $     64.0  $     68.4    $     89.1     $     72.0
                                    ==========  ==========    ==========     ===========
Net Earnings ...................    $     36.9  $     68.4    $     89.1     $     72.0
                                    ==========  ==========    ==========     ===========

1993
----
Total Revenues .................    $  1,502.2  $  1,539.7    $  1,679.4     $  1,500.5
                                    ==========  ==========    ==========     ===========

Net Earnings ...................    $     32.3  $     47.1    $     68.8     $     64.2
                                    ==========  ==========    ==========     ===========

20)     INVESTMENT IN DLJ

        On December 15, 1993, the Company sold a 61% interest in DLJ to the Holding Company for $800.0 million in cash and securities. The excess of the proceeds over the book value in DLJ at the date of sale of $340.2 million has been reflected as a capital contribution. In 1995, DLJ completed the initial public offering ("IPO") of 10.58 million shares of its common stock, which included 7.28 million of the Holding Company's shares in DLJ, priced at $27 per share. Concurrent with the IPO, the Company contributed equity securities to DLJ having a market value of $21.2 million. Upon completion of the IPO, the Company's ownership percentage was reduced to 36.1%. The Company's ownership interest will be further reduced upon the issuance of common stock after the vesting of forfeitable restricted stock units acquired by and/or the exercise of options granted to certain DLJ employees. At December 31, 1995, DLJ had options outstanding to purchase approximately 9.2 million shares of DLJ common stock at $27.00 per share. Options are exercisable over a period of up to ten years. DLJ restricted stock units represents forfeitable rights to receive approximately 5.2 million shares of DLJ common stock through February 2000.

        The results of operations and cash flows of DLJ through the date of sale are included in the consolidated statements of earnings and cash flow for the year ended December 31, 1993. For the period subsequent to the date of sale, the results of operations of DLJ are accounted for on the equity basis and are included in commissions, fees and other income in the consolidated statements of earnings. The Company's carrying value of DLJ is included in investment in and loans to affiliates in the consolidated balance sheets.

        Summarized balance sheets information for DLJ, reconciled to the Company's carrying value of DLJ, are as follows:

                                                                        December 31,
                                                                 -------------------------
                                                                     1995         1994
                                                                 -----------   -----------
                                                                       (In Millions)
Assets:
Trading account securities, at market value ..................   $  10,911.4  $   8,970.0
Securities purchased under resale agreements .................      18,748.2     10,476.4
Broker-dealer related receivables ............................      13,023.7     11,784.8
Other assets .................................................       1,893.2      2,030.4
                                                                 -----------  -----------
Total Assets .................................................   $  44,576.5  $  33,261.6
                                                                 ===========  ===========

Liabilities:
Securities sold under repurchase agreements ..................   $  26,744.8  $  18,356.7
Broker-dealer related payables ...............................      12,915.5     10,618.0
Short-term and long-term debt ................................       1,717.5      1,956.5
Other liabilities ............................................       1,775.0      1,285.1
                                                                 -----------  -----------
Total liabilities ............................................      43,152.8     32,216.3
Cumulative exchangeable preferred stock ......................         225.0        225.0
Total shareholders' equity ...................................       1,198.7        820.3
                                                                 -----------  -----------
Total Liabilities, Cumulative Exchangeable Preferred Stock
  and Shareholders' Equity ...................................   $  44,576.5  $  33,261.6
                                                                 ===========  ===========

DLJ's equity as reported .....................................   $   1,198.7  $     820.3
Unamortized cost in excess of net assets acquired in 1985
  and other adjustments ......................................          40.5         50.8
The Holding Company's equity ownership in DLJ ................        (499.0)      (532.1)
Minority interest in DLJ .....................................        (324.3)      --
                                                                 -----------  -----------
The Company's Carrying Value of DLJ ..........................   $     415.9  $     339.0
                                                                 ===========  ===========

        Summarized statements of earnings information for DLJ reconciled to the Company's equity in earnings of DLJ is as follows:

                                                                Years Ended December 31,
                                                               -------------------------
                                                                  1995         1994
                                                               -----------  -----------
                                                                   (In Millions)
Commission, fees and other income ...........................   $  1,325.9  $    953.5
Net investment income .......................................        904.1       791.9
Dealer, trading and investment gains, net ...................        528.6       263.3
                                                                ----------- ----------
Total Revenues ..............................................      2,758.6     2,008.7
Total expenses including income taxes .......................      2,579.5     1,885.7
                                                                ----------- ----------
Net earnings ................................................        179.1       123.0
Dividends on preferred stock ................................         19.9        20.9
                                                                ----------- ----------
Earnings Applicable to Common Shares ........................   $    159.2  $    102.1
                                                                =========== ==========

DLJ's earnings applicable to common shares as reported ......   $    159.2  $    102.1
Amortization of cost in excess of net assets acquired in 1985         (3.9)       (3.1)
The Holding Company's equity in DLJ's earnings ..............        (90.4)      (60.9)
Minority interest in DLJ ....................................         (6.5)     --
                                                                ----------- ----------
The Company's Equity in DLJ's Earnings ......................   $     58.4  $     38.1
                                                                =========== ==========

21)     RELATED PARTY TRANSACTIONS

        On August 31, 1993, the Company sold $661.0 million of primarily privately placed below investment grade fixed maturities to EQ Asset Trust 1993, a limited purpose business trust, wholly owned by the Holding Company. The Company recognized a $4.1 million gain net of related deferred policy acquisition costs, deferred Federal income tax and amounts attributable to participating group annuity contracts. In conjunction with this transaction, the Company received $200.0 million of Class B Notes issued by EQ Asset Trust 1993. These notes have interest rates ranging from 6.85% to 9.45%. The Class B Notes are reflected in investments in and loans to affiliates on the consolidated balance sheets.

                      Report of Independent Accountants on
                          Financial Statement Schedules

February 7, 1996


To the Board of Directors of
The Equitable Life Assurance Society of the United States


Our audit of the consolidated financial statements referred to in our report dated February 7, 1996 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1995

                                                               Estimated    Carrying
Type of Investment                                  Cost (A)   Fair Value    Value
------------------                                 ---------- -----------  -----------
                                                              (In Millions)
Fixed maturities:
United States Government and government
  agencies and authorities ......................   $ 2,257.0   $ 2,330.7   $ 2,330.7
State, municipalities and political subdivisions.        45.7        50.9        50.9
Foreign governments .............................       124.5       135.3       135.3
Public utilities ................................       889.2       938.9       938.9
Convertibles and bonds with warrants attached ...       152.6       163.4       163.4
All other corporate bonds .......................    11,706.9    12,175.9    12,175.9
Redeemable preferred stocks .....................       108.1       104.8       104.8
                                                    ---------   ---------   ---------
Total fixed maturities ..........................    15,284.0    15,899.9    15,899.9
                                                    ---------   ---------   ---------
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other .....        97.3       128.4       128.4
Mortgage loans on real estate ...................     3,638.3     3,973.6     3,638.3
Real estate .....................................     2,422.3       xxx       2,422.3
Real estate acquired in satisfaction of debt ....       862.7       xxx         862.7
Real estate joint ventures ......................       631.2       xxx         631.2
Policy loans ....................................     1,976.4     2,057.5     1,976.4
Other limited partnership interests .............       492.7       492.7       492.7
Investment in and loans to affiliates ...........       636.6       636.6       636.6
Short-term investments ..........................       389.3       389.3       389.3
Other invested assets ...........................       316.8       316.8       316.8
                                                    ---------   ---------   ---------

Total Investments ...............................   $26,747.6   $23,894.8   $27,394.6
                                                    =========   =========   =========

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost; for other limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 1995 AND 1994

                                                                        1995         1994
                                                                     -----------  -----------
                                                                           (In Millions)
ASSETS
Investment:
  Fixed maturities:
    Available for sale, at estimated fair value (amortized cost of
      $10,812.8 and $5,533.4, respectively) ......................   $  11,330.7  $   5,233.2
    Held to maturity, at amortized cost (estimated fair value of
      $3,099.3 in 1994) ..........................................        --          3,201.4
  Mortgage loans on real estate ..................................       3,033.3      3,294.7
  Equity real estate .............................................       2,478.6      2,934.0
  Other equity investments .......................................         412.0        427.5
  Investments in and loans to affiliates .........................       2,856.8      2,477.7
  Other invested assets ..........................................         695.8        488.9
                                                                     ----------   -----------
      Total investments ..........................................      20,807.2     18,057.4
Cash and cash equivalents ........................................         250.9        314.9
Deferred policy acquisition costs ................................       1,000.8      1,096.2
Amounts due from discontinued GIC Segment ........................       2,097.1      2,108.6
Other assets .....................................................       1,522.3        901.0
Closed Block assets ..............................................       8,612.8      8,105.5
Separate Accounts assets .........................................      19,954.9     17,124.2
                                                                     -----------  -----------

Total Assets .....................................................   $  54,246.0  $  47,707.8
                                                                     ===========  ===========

LIABILITIES
Policyholders' account balances ..................................   $  13,998.0  $  13,262.6
Future policy benefits and other policyholders' liabilities ......       3,571.0      3,305.0
Short-term and long-term debt ....................................       1,130.9        556.4
Other liabilities ................................................       2,093.7      1,205.5
Closed Block liabilities .........................................       9,507.2      9,069.5
Separate Accounts liabilities ....................................      19,944.4     17,114.4
                                                                     -----------  -----------
      Total liabilities ..........................................      50,245.2     44,513.4
                                                                     -----------  -----------

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding .........................................           2.5          2.5
Capital in excess of par value ...................................       2,913.6      2,913.6
Retained earnings ................................................         781.6        484.0
Net unrealized investment gains (losses) .........................         338.2       (203.0)
Minimum pension liability ........................................         (35.1)        (2.7)
                                                                     -----------  -----------
      Total shareholder's equity .................................       4,000.8      3,194.4
                                                                     -----------  -----------

Total Liabilities and Shareholder's Equity .......................   $  54,246.0  $  47,707.8
                                                                     ===========  ===========

The financial information of The Equitable Life Assurance Society of the United States (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995       1994         1993
                                                         ----------  ----------  ----------
                                                                   (In Millions)
REVENUES
Premiums .............................................   $    567.7  $    583.7  $    552.2
Universal life and investment-type product policy fee
  income .............................................        168.2       142.9       138.5
Net investment income ................................      1,423.4     1,337.3     1,257.7
Investment (losses) gains, net .......................         (1.9)       46.7        73.8
Equity in earnings of subsidiaries before cumulative
  effect of accounting change ........................        169.9       164.6       222.5
Commissions, fees and other income ...................         18.5        18.4        16.3
Contribution from the Closed Block ...................        124.4       151.0       128.3
                                                         ----------  ----------  ----------
      Total revenues .................................      2,470.2     2,444.6     2,389.3
                                                         ----------  ----------  ----------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits ..............................        734.9       673.8       748.2
Interest credited to policyholders' account balances .        812.7       763.9       842.8
Other operating costs and expenses ...................        572.5       679.8       617.6
                                                         ----------  ----------  ----------
      Total benefits and other deductions ............      2,120.1     2,117.5     2,208.6
                                                         ----------  ----------  ----------

Earnings before Federal income taxes and cumulative
  effect of accounting change ........................        350.1       327.1       180.7
Federal income tax expense (benefit) .................         52.5        33.6       (31.7)
                                                         ----------  ----------  ----------
Earnings before cumulative effect of accounting change        297.6       293.5       212.4
Cumulative effect of accounting change, net of Federal
  income taxes .......................................       --           (27.1)     --
                                                         ----------  ----------  ----------

Net Earnings .........................................   $    297.6  $    266.4  $    212.4
                                                         ==========  ==========  ==========

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                    1995        1994         1993
                                                                 -----------  ----------- ----------
                                                                              (In Millions)
Net earnings ..................................................   $    297.6  $    266.4  $    212.4
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Net change in trading activities and broker-dealer
    related receivables/payables ..............................       --          --            86.2
  Investment gains (losses), net of dealer and trading gains ..          1.9       (46.9)      (73.7)
  Change in amounts due to discontinued GIC Segment ...........       --            57.3        47.8
  General Account policy charges ..............................       (132.9)     (119.8)     (121.7)
  Interest credited to policyholders' account balances ........        812.7       763.9       842.8
  Equity in net earnings of subsidiaries.......................       (169.9)     (153.0)     (222.5)
  Dividends from subsidiaries .................................       --            95.9       208.1
  Changes in Closed Block assets and liabilities, net .........        (69.6)      (95.1)      (73.3)
  Other, net ..................................................        471.6       146.8      (253.7)
                                                                  ----------  ----------  ----------

Net cash provided by operating activities .....................      1,211.4       915.5       652.4
                                                                  ----------  ----------  ----------

Cash flows from investing activities:
  Maturities and repayments ...................................      1,197.8     1,778.7     2,287.7
  Sales .......................................................      6,026.4     3,423.5     4,291.5
  Return of capital from joint ventures and limited
    partnerships ..............................................         41.3        24.8        62.2
  Purchases ...................................................     (8,560.9)   (5,085.4)   (6,645.0)
  Decrease (increase) in loans to discontinued GIC Segment ....      1,226.9       (40.0)     (880.0)
  Cash received on sale of 61% interest in DLJ ................       --          --           346.7
  Other, net ..................................................       (349.8)     (315.8)     (114.6)
                                                                  ----------  ----------  ----------

Net cash used by investing activities .........................       (418.3)     (214.2)     (651.5)
                                                                  ----------  ----------  ----------

Cash flows from financing activities: Policyholders'
  account balances:
    Deposits ..................................................      1,820.9     1,494.6     1,771.5
    Withdrawals ...............................................     (2,028.5)   (2,159.8)   (1,891.0)
  Net increase (decrease) in short-term financings ............          3.6      (193.0)      194.6
  Additions to long-term debt .................................        599.7         1.8        20.9
  Repayments of long-term debt ................................        (37.4)      (42.4)      (38.4)
  Payment of obligation to fund accumulated deficit of
    discontinued GIC Segment ..................................     (1,215.4)     --          --
  Capital contributions from the Holding Company ..............       --           300.0      --
                                                                  ----------  ----------  ----------

Net cash (used) provided by financing activities ..............       (857.1)     (598.8)       57.6
                                                                  ----------  ----------  ----------

Change in cash and cash equivalents ...........................        (64.0)      102.5        58.5

Cash and cash equivalents, beginning of year ..................        314.9       212.4       153.9
                                                                  ----------  ----------  ----------

Cash and Cash Equivalents, End of Year ........................   $    250.9  $    314.9  $    212.4
                                                                  ==========  ==========  ==========

Supplemental cash flow information
  Interest Paid ...............................................   $     87.8  $     27.6  $     19.1
                                                                  ==========  ==========  ==========
  Income Taxes (Refunded) Paid ................................   $    (86.0) $     49.2  $     41.0
                                                                  ==========  ==========  ==========

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                                           Future Policy     Policy
                               Deferred                       Benefits      Charges          (1)
                                Policy     Policyholders'    and Other        and            Net
                             Acquisition      Account      Policyholders'   Premium       Investment
         Segment                Costs         Balance          Funds        Revenue         Income
-------------------------- -------------- --------------- ---------------  -----------  ---------------
                                                      (In Millions)
Individual
  Insurance and
  Annuities..............   $ 3,083.3     $    19,215.0     $    3,000.7   $   1,323.2    $     1,702.3
Group Pension............         -             2,537.6          1,087.1          54.6            273.3
Attributed Insurance
  Capital................         -                 -               84.0           -               59.0
                           -----------    -------------     ------------   ------------   -------------
Insurance
  Operations.............     3,083.3          21,752.6          4,171.8       1,377.8          2,034.6
Investment
  Services...............         -                 -                -             -               16.1
Corporate Interest
  Expense................         -                 -                -             -                -
Consolidation/
  Elimination............         -                 -                -             -               77.0
                           ============= ================= ============== =============  ===============
Total....................   $ 3,083.3     $    21,752.6     $    4,171.8   $   1,377.8    $     2,127.7
                           ============= ================= ============== =============  ===============

                                               Amortization
                            Policyholders'      of Deferred      (2)
                             Benefits and         Policy        Other
                               Interest         Acquisition   Operating
         Segment               Credited            Cost        Expense
--------------------------  ----------------- -------------- -----------
                                           (In Millions)

Individual
  Insurance and
  Annuities..............    $     1,974.9     $     320.4    $    684.9
Group Pension............            271.7             -            33.6
Attributed Insurance
  Capital................              8.9             -            33.6
                             -------------    -------------- ------------
Insurance
  Operations.............          2,255.5           320.4         752.1
Investment
  Services...............              -               -           787.9
Corporate Interest
  Expense................              -               -            27.9
Consolidation/
  Elimination............              -               -           (31.8)
                             =============    ============== ============
Total....................    $     2,255.5     $     320.4    $  1,536.1
                             =============    ============== ============

(1) The allocation of net investment income is based upon specific identification of certain portfolios within specific segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by the Insurance Group.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1994

                                                           Future Policy      Policy
                               Deferred                       Benefits       Charges          (1)
                                Policy    Policyholders'     and Other         and            Net
                             Acquisition     Account       Policyholders'    Premium       Investment
         Segment                Costs        Balance           Funds         Revenue         Income
-------------------------- -------------  -------------  ----------------  ------------   ------------
                                                     (In Millions)
Individual
  Insurance and
  Annuities..............   $ 3,221.1     $  18,647.4     $    2,781.5      $   1,289.0    $  1,580.1
Group Pension............         -           2,590.6            980.9             51.6         285.8
Attributed Insurance
  Capital................         -               -               78.4              -            71.5
                           -----------    --------------  ---------------   ------------   -----------
Insurance
  Operations.............     3,221.1        21,238.0          3,840.8          1,340.6       1,937.4
Investment
  Services...............         -               -                -                -            11.5
Corporate Interest
  Expense................         -               -                -                -             -
Consolidation/
  Elimination............         -               -                -                -            82.0
                           -----------    --------------  ---------------   ------------   -----------
Total....................   $ 3,221.1     $  21,238.0     $    3,840.8      $   1,340.6    $  2,030.9
                           ===========    ==============  ===============   ============   ===========


                                              Amortization
                             Policyholders'   of Deferred       (2)
                              Benefits and      Policy         Other
                                Interest      Acquisition    Operating
         Segment                Credited         Cost         Expense
--------------------------  --------------- --------------  ------------
                                          (In Millions)

Individual
  Insurance and
  Annuities..............    $  1,820.3     $     318.1     $   726.8
Group Pension............         314.8             -            28.5
Attributed Insurance
  Capital................         (13.2)            -            22.8
                             -----------    --------------  -----------
Insurance
  Operations.............       2,121.9           318.1         778.1
Investment
  Services...............           -               -           757.7
Corporate Interest
  Expense................           -               -           114.2
Consolidation/
  Elimination............           -               -           (25.0)
                             ----------     --------------  -----------
Total....................    $  2,121.9     $     318.1     $ 1,625.0
                             ==========     =============   ===========

(1) The allocation of net investment income is based upon specific identification of certain portfolios within specific segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by the Insurance Group.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1993

                             Policy                                       Amortization
                            Charges       (1)         Policyholders'       of Deferred        (2)
                              and         Net          Benefits and           Policy         Other
                            Premium    Investment        Interest          Acquisition     Operating
        Segment             Revenue      Income          Credited              Cost         Expense
------------------------ ------------ ------------   ---------------     ---------------  -----------
                                                         (In Millions)
Individual
  Insurance and
  Annuities............   $  1,183.4   $    1,552.9    $  1,936.2        $   275.9       $   693.2
Group Pension..........         60.2          337.2         395.9              -              28.7
Attributed Insurance
  Capital..............          -             58.2           1.8              -              10.8
                         ------------ --------------- --------------    -------------    ------------
Insurance
  Operations...........      1,243.6        1,948.3       2,333.9            275.9           732.7
Investment
  Services.............          -            583.4           -                 -           2,490.3
Corporate Interest
  Expense..............          -              -             -                 -             126.1
Consolidation/
  Elimination..........          -             67.6           -                 -             (40.8)
                         ------------ --------------- --------------    -------------    ------------
Total..................   $  1,243.6   $    2,599.3    $  2,333.9        $   275.9        $ 3,308.3
                         ============ =============== ==============    =============    =============

(1)  The   allocation   of  net   investment   income  is  based  upon  specific
     identification of certain portfolios within specific segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by the Insurance Group.


            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE VI
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 1995 1994 AND 1993

                                                                 Assumed                      Percentage
                                                Ceded to          from                         of Amount
                                 Gross            Other           Other            Net          Assumed
                                 Amount         Companies       Companies         Amount         to Net
                              -------------   -------------   --------------  --------------  ------------
                                                                     (In Millions)
1995
----
Life insurance in force(B)...  $226,530.6      $ 12,348.2      $ 38,382.2      $ 252,564.6      15.20%
                              =============   =============   ==============  ==============

Premiums:
Life insurance and
  annuities..................  $    244.7      $     14.3      $     96.7      $     327.1      29.56%
Accident and health..........       490.1           285.0            74.6            279.7      26.67%
                              =============   =============   ==============  ==============
Total Premiums...............  $    734.8      $    299.3      $    171.3      $     606.8      28.23%
                              =============   =============   ==============  ==============

1994
----
Life insurance in force(B)...  $220,780.2      $ 13,937.5      $ 43,200.1      $ 250,042.8      17.27%
                              =============   =============   ==============  ==============

Premiums:
Life insurance and
  annuities..................  $    247.7      $     29.8      $    110.4      $     328.3      33.62%
Accident and health..........       470.0           242.8            70.1            297.3      23.58%
                              =============   =============   ==============  ==============
Total Premiums...............  $    717.7      $    272.6      $    180.5      $     625.6      28.85%
                              =============   =============   ==============  ==============

1993
----
Life insurance in force(B)...  $301,107.3      $ 96,905.7      $ 43,647.7      $ 247,849.3      17.61%
                              =============   =============   ==============  ==============

Premiums:
Life insurance and
  annuities..................  $    642.3      $    466.2      $    122.1      $     298.2      40.95%
Accident and health..........       704.0           458.5            55.4            300.9      18.41%
                              -------------   -------------   --------------  --------------
Total Premiums...............  $  1,346.3      $    924.7      $    177.5      $     599.1      29.63%
                              =============   =============   ==============  ==============

(A) Includes amounts related to the discontinued group life and health business.

(B) Includes in force business related to the Closed Block.

Part II, Item 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                      9-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Omitted pursuant to General Instruction J to Form 10-K.


                                      10-1

Part III, Item 11.

                             EXECUTIVE COMPENSATION

             Omitted pursuant to General Instruction J to Form 10-K.



                                      11-1

Part III, Item 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Equitable Life's Common Stock as of March 20, 1996 all of which was owned by the Holding Company. The Holding Company has sole investment and voting power with respect to the shares beneficially held.

                                                       Amount and Nature
                          Name and Address               of Beneficial    Percent
Title of Class          of Beneficial Owner                Ownership      of Class
--------------- ------------------------------------  ------------------- ---------
Common Stock    The Equitable Companies Incorporated       2,000,000        100%


                                      12-1

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction J to Form 10-K.

                                      13-1

Part IV, Item 14.

                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

      1.  Financial Statements

      2. The financial statements are listed in the Index to Financial Statements on page FS-1.

      3.  Consolidated Financial Statement Schedules

      4. The consolidated financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

      5.  Exhibits:

      6. The exhibits are listed in the Index to Exhibits which begins on page E-1.

(B)   Reports on Form 8-K

      None


                                      14-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Equitable Life Assurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    March 28, 1996                    THE EQUITABLE LIFE ASSURANCE SOCIETY
                                           OF THE UNITED STATES


                                          By:
                                          --------------------------------------
                                          Name:  Joseph J. Melone
                                                 Chairman of the Board, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Chairman of the Board, Director     March 28, 1996
------------------------------------
Joseph J. Melone

                                      President and Chief Executive       March 28, 1996
------------------------------------  Officer, Director
James M. Benson

                                      Senior Executive Vice President     March 28, 1996
------------------------------------  and Chief Operating Officer,
William T. McCaffrey                  Director

                                      Senior Executive Vice President     March 28, 1996
------------------------------------  and Chief Financial Officer
Jerry M. de St. Paer

                                      Senior Vice President and           March 28, 1996
------------------------------------  Controller
Alvin H. Fenichel

/s/ Claude Bebear *                   Director                            March 28, 1996
-------------------
Claude Bebear

/s/ Christopher J. Brocksom *         Director                            March 28, 1996
-----------------------------
Christopher J. Brocksom

/s/ Francoise Colloc'h *              Director                            March 28, 1996
------------------------
Francoise Colloc'h

/s/ Henri de Castries *               Director                            March 28, 1996
-----------------------
Henri de Castries

/s/ Joseph L. Dionne *                Director                            March 28, 1996
----------------------
Joseph L. Dionne

/s/ William T. Esrey *                Director                            March 28, 1996
----------------------
William T. Esrey

/s/ Jean-Rene Fourtou *               Director                            March 28, 1996
-----------------------
Jean-Rene Fourtou







/s/ Norman C. Francis *               Director                            March 28, 1996
-----------------------
Norman C. Francis

/s/ Donald J. Greene *                Director                            March 28, 1996
----------------------
Donald J. Greene

/s/ Anthony J. Hamilton *             Director                            March 28, 1996
-------------------------
Anthony J. Hamilton

/s/ John T. Hartley *                  Director                            March 28, 1996
---------------------
John T. Hartley

/s/ John H. F. Haskell, Jr. *          Director                            March 28, 1996
-----------------------------
John H. F. Haskell, Jr.

/s/ W. Edwin Jarmain *                 Director                            March 28, 1996
----------------------
W. Edwin Jarmain

/s/ G. Donald Johnston, Jr. *          Director                            March 28, 1996
-----------------------------
G. Donald Johnston, Jr.

/s/ Winthrop Knowlton *
Winthrop Knowlton                       Director                            March 28, 1996

                                        Director                            March 28, 1996
-----------------------------
Arthur L. Liman

/s/ George T. Lowy *                    Director                            March 28, 1996
--------------------
George T. Lowy

/s/ Didier Pineau-Valencienne*          Director                            March 28, 1996
Didier Pineau-Valencienne

/s/ George J. Sella, Jr. *              Director                            March 28, 1996
--------------------------
George J. Sella

/s/ Dave H. Williams *                  Director                            March 28, 1996
----------------------
Dave H. Williams





                                                 * By:
                                                       -------------------------
                                                         George H. Stansfield
                                                            Attorney-in-fact

                                INDEX TO EXHIBITS

                                                                                                       Page
 Number                    Description                                 Method of Filing                 No.
----------   -----------------------------------------   --------------------------------------------- -----

   3.1       Restated Charter of Equitable Life          Filed as Exhibit 3.1 to registrant's annual
                                                         report on Form 10-K for the year ended
                                                         December 31, 1994 and incorporated
                                                         herein by reference

   3.2       By-laws of Equitable Life                   Filed as Exhibit 3.2 to registrant's annual
                                                         report on Form 10-K for the year ended
                                                         December 31, 1994 and incorporated
                                                         herein by reference

  10.1       Standstill and Registration                 Filed as Exhibit 10(c) to Amendment
             Rights Agreement, dated as of July          No. 1to the Holding Company's
             18, 1991,as amended, between The            Form S-1Registration Statement
             Equitable Companies Incorporated,           No.33-48115dated May 26, 1992 and
             The Equitable Life Assurance                incorporated herein by reference
             Society of the United States
             and AXA

  10.2       Cooperation Agreement,                      Filed as Exhibit 10(d) to the Holding
             dated as of July 18, 1991,                  Company's Form S-1 Registration
             as amended among The Equitable              Statement No. 33-48115 dated May 26,
             Life Assurance Society of the               1992 and incorporated herein
             United States, The Equitable                by reference
             Companies Incorporated and AXA

  10.3       Letter Agreement, dated May                 Filed as Exhibit 10(e) to the Holding
             12, 1992,among The Equitable                Company's Form S-1 Registration
             Companies Incorporated, The                 Statement No. 33-48115 dated May 26,
             Equitable Life Assurance Society            1992 and incorporated herein
             of the United States and AXA                by reference

  10.4       Amended and Restated Reinsurance            Filed as Exhibit 10(o) to the Holding
             Agreement, dated as of March                Company's Form S-1 Registration
             29, 1990,between The Equitable Life         Statement No. 33-48115 dated May 26,
             Assurance Society of the United             1992 and incorporated herein
             States and First Equicor Life               by reference
             Insurance Company

  10.5       Fiscal Agency Agreement between             Filed herewith
             The Equitable Life Assurance Society
             of the United States and The Chase
             Manhattan Bank, N.A.

   24        Powers of Attorney                          Filed herewith