Form 10-Q
period 1996-09-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1996-11-13
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996             Commission File No. 0-25280
--------------------------------------------------------------------------------


               The Equitable Life Assurance Society of the United
               --------------------------------------------------
                States (Exact name of registrant as specified in
                                  its charter)


                 New York                                      13-5570651
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)


  787 Seventh Avenue, New York, New York                         10019
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


 Registrant's telephone number, including area code           (212) 554-1234
                                                      --------------------------


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


                                                     Shares Outstanding
             Class                                  at November 11, 1996
--------------------------------------------------------------------------------

 Common Stock, $1.25 par value                            2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                       Page #
                                                                                       ------

PART I       FINANCIAL INFORMATION

Item 1:      Unaudited Consolidated Financial Statements
                Consolidated Balance Sheets as of September 30, 1996 and
               December 31, 1995.......................................................  3
                Consolidated Statements of Earnings for the Three Months and Nine
               Months Ended September 30, 1996 and 1995................................  4
                Consolidated Statements of Shareholder's Equity for the Nine Months
               Ended September 30, 1996 and 1995.......................................  5
                Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1996 and 1995.............................................  6
                Notes to Consolidated Financial Statements.............................  7

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..................................................... 16

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings......................................................... 34

Item 6:      Exhibits and Reports on Form 8-K.......................................... 34

SIGNATURES............................................................................. 35

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              September 30,  December 31,
                                                                  1996         1995
                                                              ------------- ------------
                                                                      (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value ............   $  17,117.5  $  15,899.9
  Mortgage loans on real estate ............................       3,298.5      3,638.3
  Equity real estate .......................................       3,705.0      3,916.2
  Policy loans .............................................       2,167.3      1,976.4
  Investment in and loans to affiliates ....................         686.8        636.6
  Other equity investments .................................         561.4        621.1
  Other invested assets ....................................         358.4        706.1
                                                               -----------  -----------
      Total investments ....................................      27,894.9     27,394.6
Cash and cash equivalents ..................................         528.2        774.7
Deferred policy acquisition costs ..........................       3,279.3      3,083.3
Amounts due from discontinued GIC Segment ..................       1,270.1      2,097.1
Other assets ...............................................       2,720.0      2,713.1
Closed Block assets ........................................       8,345.7      8,612.8
Separate Accounts assets ...................................      28,242.3     24,566.6
                                                               -----------  -----------

Total Assets ...............................................   $  72,280.5  $  69,242.2
                                                               ===========  ============

LIABILITIES
Policyholders' account balances ............................   $  21,795.3  $  21,911.2
Future policy benefits and other policyholders' liabilities        4,155.9      4,013.2
Short-term and long-term debt ..............................       2,029.9      1,899.3
Other liabilities ..........................................       2,988.2      3,379.5
Closed Block liabilities ...................................       9,193.2      9,507.2
Separate Accounts liabilities ..............................      28,154.7     24,531.0
                                                               -----------  -----------
      Total liabilities ....................................      68,317.2     65,241.4
                                                               -----------  -----------

Commitments and contingencies (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value; 2.0 million shares
 authorized issued and outstanding .........................           2.5          2.5
Capital in excess of par value .............................       2,913.6      2,913.6
Retained earnings ..........................................       1,019.0        781.6
Net unrealized investment gains ............................          63.3        338.2
Minimum pension liability ..................................         (35.1)       (35.1)
                                                               -----------  -----------
      Total shareholder's equity ...........................       3,963.3      4,000.8
                                                               -----------  -----------

Total Liabilities and Shareholder's Equity .................   $  72,280.5  $  69,242.2
                                                               ===========  ===========

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                      Three Months Ended    Nine Months Ended
                                                        September 30,         September 30,
                                                   ---------------------- ---------------------
                                                      1996         1995     1996        1995
                                                   -----------  --------- ---------  ----------
                                                                  (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income .....................   $    220.7  $   197.1 $   651.4   $  581.4
Premiums ........................................        145.8      140.2     439.2      452.7
Net investment income ...........................        534.3      517.5   1,605.9    1,551.7
Investment (losses) gains, net ..................         (5.5)       8.8     (21.5)      27.7
Commissions, fees and other income ..............        262.5      232.3     786.8      650.5
Contribution from the Closed Block ..............         23.7       28.2      73.8       85.4
                                                    ----------  --------- ---------   --------
      Total revenues ............................      1,181.5    1,124.1   3,535.6    3,349.4
                                                    ----------  --------- ---------   --------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances ......................................        315.8      314.8     948.8      921.3
Policyholders' benefits .........................        268.4      245.7     795.6      766.1
Other operating costs and expenses ..............        457.2      421.8   1,379.0    1,282.4
                                                    ----------  --------- ---------   --------
      Total benefits and other deductions .......      1,041.4      982.3   3,123.4    2,969.8
                                                    ----------  --------- ---------   --------

Earnings before Federal income taxes,
  minority interest and cumulative effect of
  accounting change .............................        140.1      141.8     412.2      379.6
Federal income taxes ............................         33.7       33.9      92.2       89.9
Minority interest in net income of consolidated
  subsidiaries ..................................         20.6       16.7      59.5       45.2
                                                    ----------  --------- ---------   --------
Earnings before cumulative effect of
  accounting change .............................         85.8       91.2     260.5      244.5
Cumulative effect of accounting change,
  net of Federal income taxes ...................        --         --        (23.1)    --
                                                    ----------  --------- ---------   --------

Net Earnings ....................................   $     85.8  $    91.2  $  237.4   $  244.5
                                                    ==========  ========== ========   ========


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                        1996       1995
                                                                     ----------  ----------
                                                                         (In Millions)
Common stock, at par value, beginning of year and end of period ..   $      2.5  $      2.5
                                                                     ----------  ----------

Capital in excess of par value, beginning of year
 and end of period ...............................................      2,913.6     2,913.6
                                                                     ----------  ----------

Retained earnings, beginning of year .............................        781.6       484.0
Net earnings .....................................................        237.4       244.5
                                                                     ----------  ----------
Retained earnings, end of period .................................      1,019.0       728.5
                                                                     ----------  ----------

Net unrealized investment gains (losses), beginning of year ......        338.2      (203.0)
Change in unrealized investment (losses) gains ...................       (274.9)      270.5
                                                                     ----------  ----------
Net unrealized investment gains, end of period ...................         63.3        67.5
                                                                     ----------  ----------

Minimum pension liability, beginning of year and end of period ...        (35.1)       (2.7)
                                                                     ----------  ----------

Total Shareholder's Equity, End of Period ........................   $  3,963.3  $  3,709.4
                                                                     ==========  ==========



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                           1996       1995
                                                                        -----------  ----------
                                                                             (In Millions)
Net earnings .........................................................   $    237.4  $    244.5
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances .............        948.8       921.3
    General Account policy charges ...................................       (651.4)     (581.4)
    Investment losses (gains) ........................................         21.5       (27.7)
    Change in Federal income taxes payable ...........................        (96.2)      110.8
    Changes in Closed Block assets and liabilities, net ..............        (46.9)      (52.6)
    Other, net .......................................................         33.8       102.2
                                                                         ----------  ----------

Net cash provided by operating activities ............................        447.0       717.1
                                                                         ----------  ----------

Cash flows from investing activities:
  Maturities and repayments ..........................................      1,626.0     1,312.6
  Sales ..............................................................      6,913.2     5,371.0
  Return of capital from joint ventures and limited partnerships .....         64.3        34.7
  Purchases ..........................................................     (9,646.9)   (7,100.5)
  Decrease in loans to discontinued GIC Segment ......................        827.0     1,155.4
  Other, net .........................................................        (97.9)     (176.7)
                                                                         ----------  ----------

Net cash (used) provided by investing activities .....................       (314.3)      596.5
                                                                         ----------  ----------

Cash flows from financing activities: Policyholders' account balances:
    Deposits .........................................................      1,402.2     2,034.3
    Withdrawals ......................................................     (1,839.5)   (2,078.9)
  Net increase in short-term financings ..............................        195.3       272.5
  Repayments of long-term debt .......................................        (88.5)       (5.3)
  Payment of obligation to fund accumulated deficit of discontinued
    GIC Segment ......................................................       --        (1,215.4)
  Other, net .........................................................        (48.7)      (33.8)
                                                                         ----------  ----------

Net cash used by financing activities ................................       (379.2)   (1,026.6)
                                                                         ----------  ----------

Change in cash and cash equivalents ..................................       (246.5)      287.0
Cash and cash equivalents, beginning of year .........................        774.7       693.6
                                                                         ----------  ----------

Cash and Cash Equivalents, End of Period .............................   $    528.2  $    980.6
                                                                         ==========  ==========

Supplemental cash flow information
  Interest Paid ......................................................   $     70.6  $     61.2
                                                                         ==========  ==========
  Income Taxes (Refunded) Paid .......................................   $     (7.9) $      4.1
                                                                         ==========  ==========

                 See Notes to Consolidated Financial Statements.

              THE EQUITABLE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The preparation of the accompanying consolidated financial statements in conformity with GAAP required management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   ACCOUNTING CHANGES AND PRONOUNCEMENTS

      The Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. The statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Impaired real estate is written down to fair value with the impairment loss being included in Investment gains, net. Before implementing SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to the Company's cost of funds. The adoption of the statement resulted in the release of valuation allowances of $152.4 million and recognition of impairment losses of $144.0 million on real estate held and used. Real estate which management has committed to disposing of by sale or abandonment is classified as real estate to be disposed of. Valuation allowances on real estate to be disposed of continue to be computed using the lower of estimated fair value or depreciated cost, net of disposition costs. Implementation of the SFAS No. 121 impairment requirements relative to other assets to be disposed of resulted in a charge for the cumulative effect of an accounting change of $23.1 million, net of a Federal income tax benefit of $12.4 million, due to the writedown to fair value of building improvements relating to facilities being vacated beginning in 1996.

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

 4)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                               Nine Months Ended
                                                                 September 30,
                                                             ---------------------
                                                                1996      1995
                                                             ---------  ----------
                                                                 (In Millions)
Balances, beginning of year ............................     $  325.3    $  284.9
SFAS No. 121 release ...................................       (152.4)     --
Additions charged to income ............................         88.7        67.8
Deductions for writedowns and asset dispositions .......       (105.2)      (49.7)
                                                             --------    --------
Balances, End of Period ................................     $  156.4    $  303.0
                                                             ========    ========

Balances, end of period:
  Mortgage loans on real estate ........................     $   93.3    $   66.8
  Equity real estate ...................................         63.1       236.2
                                                             --------    --------
Total ..................................................     $  156.4    $  303.0
                                                             ========    ========

      For the three months and nine months ended September 30, 1996 and 1995, investment income is shown net of investment expenses of $89.9 million, $272.1 million, $115.2 million and $343.3 million, respectively.

      As of September 30, 1996 and December 31, 1995, fixed maturities classified as available for sale had amortized costs of $17,001.8 million and $15,284.0 million, respectively. Other equity investments included equity securities with carrying values of $125.0 million and $128.4 million and costs of $101.3 million and $97.3 million as of September 30, 1996 and December 31, 1995, respectively.

      For the nine months ended September 30, 1996 and 1995, proceeds received on sales of fixed maturities classified as available for sale amounted to $6,645.1 million and $5,009.6 million, respectively. Gross gains of $94.0 million and $135.1 million and gross losses of $58.4 million and $49.8 million were realized on these sales for the nine months ended September 30, 1996 and 1995, respectively. The decrease in unrealized investment gains related to fixed maturities classified as available for sale for the nine months ended September 30, 1996 amounted to $500.1 million.

      During the nine months ended September 30, 1995, one security classified as held to maturity was sold and twelve securities classified as held to maturity were transferred to the available for sale portfolio. All actions were taken as a result of significant deterioration in creditworthiness. The amortized cost of the security sold was $4.2 million. The aggregate amortized cost of the securities transferred was $116.0 million with gross unrealized investment losses of $3.2 million transferred to equity for the nine months ended September 30, 1995.

      Impaired mortgage loans along with the related provision for losses follows:

                                                              September 30,  December 31,
                                                                   1996         1995
                                                              -------------  ----------
                                                                     (In Millions)
Impaired mortgage loans with provision for losses ........     $  428.6      $  310.1
Impaired mortgage loans with no provision for losses .....        148.3         160.8
                                                               --------      --------
Recorded investment in impaired mortgage loans ...........        576.9         470.9
Provision for losses .....................................         88.0          62.7
                                                               --------      --------
Net Impaired Mortgage Loans ..............................     $  488.9      $  408.2
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

      During the nine months ended September 30, 1996 and 1995, respectively, the Company's average recorded investment in impaired mortgage loans was $548.7 million and $295.5 million. Interest income recognized on these impaired mortgage loans totaled $30.9 million and $20.3 million for the nine months ended September 30, 1996 and 1995, respectively, including $13.7 million and $10.8 million recognized on the cash basis method.

 5)   ALLIANCE - CURSITOR TRANSACTION

      On February 29, 1996, Alliance acquired the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited in exchange for approximately 1.8 million Alliance Units, $84.9 million in cash, $21.5 million in notes which are payable ratably over the next four years and substantial additional consideration which will be determined at a later date. The Company recognized an investment gain of $20.6 million as a result of the issuance of Units in this transaction. At September 30, 1996, the Company's ownership of Alliance Units was approximately 57.4%.

 6)   BUSINESS SEGMENT INFORMATION

                                         Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                       ----------------------- ----------------------
                                          1996        1995         1996        1995
                                       -----------  ---------- -----------  ----------
                                                        (In Millions)
Revenues
Individual insurance and annuities ..   $    841.7  $    793.5  $  2,496.9  $  2,436.6
Group pension .......................         60.7        77.1       189.3       209.4
Attributed insurance capital ........         17.9        17.0        49.2        45.6
                                        ----------  ----------  ----------  ----------
  Insurance operations ..............        920.3       887.6     2,735.4     2,691.6
Investment services .................        267.0       243.7       818.3       681.1
Consolidation/elimination ...........         (5.8)       (7.2)      (18.1)      (23.3)
                                        ----------  ----------  ----------  ----------
Total ...............................   $  1,181.5  $  1,124.1  $  3,535.6  $  3,349.4
                                        ==========  ==========  ==========  ==========

Earnings (Loss) Before Federal
  Income Taxes, Minority Interest
  and Cumulative Effect of
  Accounting Change
Individual insurance and annuities ..   $     86.8  $     80.6  $    240.3  $    232.2
Group pension .......................         (8.3)        (.9)      (28.6)      (12.7)
Attributed insurance capital ........          9.7         9.9        23.5        22.5
                                        ----------  ----------  ----------  ----------
  Insurance operations ..............         88.2        89.6       235.2       242.0
Investment services .................         68.8        59.2       226.8       157.2
                                        ----------  ----------  ----------  ----------
  Subtotal ..........................        157.0       148.8       462.0       399.2
Corporate interest expense ..........        (16.9)       (7.0)      (49.8)      (19.6)
                                        ----------  ----------  ----------  ----------
Total ...............................   $    140.1  $    141.8  $    412.2  $    379.6
                                        ==========  ==========  ==========  ==========

                                                    September 30,     December 31,
                                                         1996           1995
                                                   --------------    ------------
                                                          (In Millions)
Assets
Individual insurance and annuities ...........       $  53,559.8      $  50,328.8
Group pension ................................           3,601.0          4,033.3
Attributed insurance capital .................           2,055.5          2,391.6
                                                     -----------      -----------
  Insurance operations .......................          59,216.3         56,753.7
Investment services ..........................          13,434.1         12,842.9
Consolidation/elimination ....................            (369.9)          (354.4)
                                                     -----------      -----------
Total ........................................       $  72,280.5      $  69,242.2
                                                     ===========      ===========

 7)   DISCONTINUED OPERATIONS

      Summarized financial information of the discontinued GIC Segment follows:

                                                        September 30,   December 31,
                                                             1996         1995
                                                        --------------  ------------
                                                               (In Millions)
Assets
Mortgage loans on real estate ....................       $  1,285.0     $  1,485.8
Equity real estate ...............................          1,057.1        1,122.1
Cash and other invested assets ...................            361.7          665.2
Other assets .....................................            191.5          579.3
                                                         ----------     ----------
Total Assets .....................................       $  2,895.3     $  3,852.4
                                                         ==========     ==========
Liabilities
Policyholders' liabilities .......................       $  1,360.3     $  1,399.8
Allowance for future losses ......................            118.8          164.2
Amounts due to continuing operations .............          1,270.1        2,097.1
Other liabilities ................................            146.1          191.3
                                                         ----------     ----------
Total Liabilities ................................       $  2,895.3     $  3,852.4
                                                         ==========     ==========

                                             Three Months Ended  Nine Months Ended
                                               September 30,        September 30,
                                             ------------------ ------------------
                                              1996      1995     1996     1995
                                             -------  --------  -------  ---------
                                                         (In Millions)
Revenues
Investment income (net of investment
  expenses of $31.8, $40.5, $96.1
  and $117.9) ............................   $  50.2  $  52.6  $  182.4  $  202.1
Investment (losses) gains, net ...........      (6.2)     6.6     (23.8)    (12.3)
Policy fees, premiums and other
  income, net ............................        .1       .1        .2        .6
                                            --------- -------- --------  --------
Total revenues ...........................      44.1     59.3     158.8     190.4
Benefits and Other Deductions ............      56.9     76.6     196.2     253.9
                                            --------- -------- --------  --------
Losses Charged to Allowance
  for Future Losses ......................   $ (12.8) $ (17.3) $  (37.4) $  (63.5)
                                             =======  =======  ========  ========

      Investment valuation allowances amounted to $19.9 million on mortgage loans and $16.3 million on equity real estate for an aggregate of $36.2 million at September 30, 1996. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used. At December 31, 1995, valuation allowances amounted to $19.2 million on mortgage loans and $77.9 million on equity real estate for an aggregate of $97.1 million.

      Benefits and other deductions included $23.3 million, $94.8 million, $38.7 million and $116.0 million of interest expense related to amounts borrowed from continuing operations for the three months and nine months ended September 30, 1996 and 1995, respectively.

      The allowance for future losses is based upon management's best judgment and there can be no assurance ultimate losses will not differ.

 8)   CLOSED BLOCK

      Summarized financial information of the Closed Block follows:

                                                                  September 30,  December 31,
                                                                       1996         1995
                                                                  -------------  ------------
                                                                        (In Millions)
Assets
Fixed maturities:
  Available for sale, at estimated fair value (amortized
    cost of $3,730.0 and $3,662.8) .............................   $  3,736.2    $  3,896.2
Mortgage loans on real estate ..................................      1,422.2       1,368.8
Policy loans ...................................................      1,778.8       1,797.2
Cash and other invested assets .................................        321.8         440.9
Deferred policy acquisition costs ..............................        780.8         823.6
Other assets ...................................................        305.9         286.1
                                                                   ----------    ----------
Total Assets ...................................................   $  8,345.7    $  8,612.8
                                                                   ==========    ==========
Liabilities
Future policy benefits and other policyholders'
 account balances ..............................................   $ 9,159.6      $  9,346.7
Other liabilities ..............................................        33.6           160.5
                                                                   ---------      ----------
Total Liabilities ..............................................   $ 9,193.2      $  9,507.2
                                                                   =========      ==========

                                           Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                           ------------------  --------------------
                                             1996     1995       1996       1995
                                           --------  --------  --------  ----------
                                                         (In Millions)
Revenues
Premiums and other income ..............   $  171.3  $  178.8  $  539.1  $  561.3
Investment income (net of investment
  expenses of $6.9, $6.6, $21.0 and
  $20.3) ...............................      140.2     133.3     408.4     400.7
Investment losses, net .................       (4.6)      (.6)    (13.2)     (7.5)
                                           --------  --------  --------  --------
Total revenues .........................      306.9     311.5     934.3     954.5
                                           --------  --------  --------  --------

Benefits and Other Deductions
Policyholders' benefits and dividends ..      266.9     270.8     810.2     824.1
Other operating costs and expenses .....       16.3      12.5      50.3      45.0
                                           --------  --------  --------  --------
Total benefits and other deductions ....      283.2     283.3     860.5     869.1
                                           --------  --------  --------  --------

Contribution from the Closed Block .....   $   23.7  $   28.2  $   73.8  $   85.4
                                           ========  ========  ========  ========

      Investment valuation allowances amounted to $33.4 million and $18.4 million on mortgage loans and $2.5 million and $4.3 million on equity real estate for an aggregate of $35.9 million and $22.7 million at September 30, 1996 and December 31, 1995, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in the recognition of impairment losses of $5.6 million on real estate held and used.

 9)   RESTRUCTURE COSTS

      At September 30, 1996, liabilities associated with 1994 and 1995 cost reduction programs totaled $27.3 million. During the nine months ended September 30, 1996 and 1995, the Company restructured certain operations in connection with cost reduction programs and incurred costs of $2.6 million and $8.6 million, respectively, primarily associated with severance related benefits. Amounts paid during the nine months ended September 30, 1996 and charged against the liabilities for the 1994 and 1995 cost reduction programs totaled $13.1 million.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in matters which were previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1995, except as follows:

      On May 29, 1996, the New York County Supreme Court entered a judgment dismissing the complaint with prejudice in the previously reported action Golomb, et al. v. The Equitable Life Assurance Society of the United
      States. Plaintiffs have filed a notice of appeal of that judgment. On February 9, 1996, Equitable Life removed the Pennsylvania action, Malvin
      v. The Equitable Life Assurance Society of the United States, to the United States District Court for the Middle District of Pennsylvania. Following the decision granting Equitable Life's motion to dismiss the New York action (Golomb), on the consent of the parties, the District Court ordered an indefinite stay of all proceedings in the Pennsylvania action, pending either party's right to reinstate the proceeding, and ordered that for administrative purposes the case be deemed administratively closed. On February 2, 1996, Equitable Life removed the Texas action, Bowler, et al.
      v. The Equitable Life Assurance Society of the United States, to the United States District Court for the Northern District of Texas. On July 1, 1996, Equitable Life filed a motion for summary judgment dismissing the complaint in its entirety. The Company's management has been advised that plaintiffs plan to oppose the motion for summary judgment. In August, 1996, the court granted plaintiffs leave to file a supplemental complaint on behalf of a proposed class of Texas policyholders claiming unfair discrimination, breach of contract and other claims arising out of alleged differences between premiums charged to Texas policyholders and premiums charged to similarly situated policyholders in New York and certain other states. Plaintiffs seek refunds of alleged overcharges, exemplary or additional damages citing Texas statutory provisions which among other things, permit two times the amount of actual damage plus additional penalties if the acts complained of are found to be knowingly committed, and injunctive relief. Equitable Life has also filed a motion for summary judgment dismissing the supplemental complaint in its entirety. Equitable Life's management has been advised that plaintiffs plan to oppose that motion.

      On May 22, 1996, a separate action entitled Bachman v. The Equitable Life Assurance Society of the United States, was filed in Florida state court making claims similar to those in the previously reported Golomb action. The Florida action is asserted on behalf of a proposed class of Florida issued or renewed policyholders, insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life. The Florida action seeks compensatory and punitive damages and injunctive relief restricting the methods by which Equitable Life increases premiums in the future, based on various common law claims. On June 20, 1996, Equitable Life removed the Florida action to Federal court. Equitable Life has answered the complaint, denying the material allegations and asserting certain affirmative defenses. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, The Equitable's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of the Company. Due to the early stage of such litigation, the Company's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

      On November 6, 1996, a proposed class action entitled Fletcher, et al. v. The Equitable Life Assurance Society of the United States, was filed in California Superior Court for Fresno County, making substantially the same allegations concerning premium rates and premium rate increases on guaranteed renewable policies made in the Bowler action. The complaint alleges, among other things, that differentials between rates charged California policyholders and policyholders in New York and certain other states, and the methods used by Equitable Life to calculate premium increases, breached the terms of its policies and that Equitable Life misrepresented and concealed the facts pertaining to such differentials and methods in violation of California law. Plaintiffs seek compensatory damages in an unspecified amount, rescission, injunctive relief and attorneys fees. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, Equitable Life's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of Equitable Life. Due to the early stage of such litigation, Equitable Life's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on Equitable Life's results of operations in any particular period.

      In connection with the previously reported action entitled Sidney C. Cole et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc., on June 28, 1996, the court issued a decision and order dismissing with prejudice plaintiff's causes of action for fraud, constructive fraud, breach of fiduciary duty, negligence, and unjust enrichment, and dismissing without prejudice plaintiff's cause of action under the New York State consumer protection statute. The only remaining causes of action are for breach of contract and negligent misrepresentation. Plaintiffs have made a motion for reargument with respect to this order, which was submitted to the court in October 1996.

      On May 21, 1996, an action entitled Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States, was commenced against Equitable Life in the Civil District Court for the Parish of Orleans, State of Louisiana. The action is brought by an individual who purchased a whole life policy. Plaintiff alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff purports to represent a class consisting of all persons who purchased whole life or universal life insurance policies from Equitable Life from January 1, 1982 to the present. Plaintiff seeks damages, including punitive damages, in an unspecified amount. On June 21, 1996, Equitable Life removed the action to the United States District Court for the Eastern District of Louisiana. Plaintiff has made a motion to remand to the Louisiana Civil District

      Court, and Equitable Life will oppose such motion. On July 26, 1996, an action entitled Michael Bradley v. Equitable Variable Life Insurance Company, was commenced in New York state court. The action is brought by the holder of a variable life insurance policy issued by EVLICO. The plaintiff purports to represent a class consisting of all persons or entities who purchased one or more life insurance policies issued by EVLICO from January 1, 1980. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff seeks damages, including punitive damages, in an unspecified amount and also seeks injunctive relief prohibiting EVLICO from canceling policies for failure to make premium payments beyond the alleged stated number of years that the annual premium would need to be paid. Equitable Life and EVLICO have made a motion to consolidate or jointly try this proceeding with the Cole action, which will not be heard until November 1996. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of the litigations discussed in this paragraph should not have a material adverse effect on the financial position of the Company. Due to the early stages of such litigation, the Company's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on the Company's results of operations in any particular period.

      Equitable Life recently received a subpoena from the U.S. Department of Labor ("DOL") requesting copies of any third-party appraisals in Equitable Life's possession relating to the ten largest properties (by value) in the Prime Property Fund ("PPF"). PPF is an open-end, commingled real estate separate account of Equitable Life's for pension clients. Equitable Life serves as investment manager in PPF and has retained Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate") as adviser. In early 1995, the DOL commenced a national investigation of commingled real estate funds with pension investors, including PPF. The investigation now appears to be focused principally on appraisal and valuation procedures in respect of fund properties. The most recent request from the DOL seems to reflect, at least in part, an interest in the relationship between the valuations for those properties reflected in appraisals prepared for local property tax proceedings and the valuations used by PPF for other purposes. At no time has the DOL made any specific allegation that Equitable Life or Equitable Real Estate has acted improperly and Equitable Life and Equitable Real Estate believe that any such allegation would be without foundation. While the outcome of this investigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter should not have a material adverse effect on the Company's consolidated financial position or results of operations.

      In connection with the previously reported arbitration involving Equitable Casualty Insurance Company ("Casualty"), the arbitration panel issued a final award in favor of Casualty and GEICO General Insurance Company ("GEICO General") on June 17, 1996. The result of the arbitration is expected to resolve in favor of Casualty and GEICO General two litigations that were commenced by Houston General Insurance Company ("Houston General") and that have been stayed by the presiding courts pending the completion of the arbitration. Houston General has informed Casualty, through counsel, that it is considering whether to consent to entry of a judgment enforcing the arbitration award or whether to contest the award. The Company's management believes that Houston General has no valid basis for contesting the arbitration award and therefore the ultimate resolution of this matter should not have a material adverse effect on The Company's financial position or results of operations.

      With respect to the previously reported National Gypsum litigation, the Bankruptcy Court has remanded the Texas state court action to state court.

      With  respect  to  the  previously  reported   Spectravision   litigation,
      plaintiffs have filed an amended complaint in which DLJSC is no longer named as a defendant.

      On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the complaint in the previously reported litigation involving Alliance and the Alliance North American Government Income Fund, Inc. The plaintiffs have filed motions requesting that the court reconsider its decision and for permission to file an amended complaint. While the ultimate outcome cannot be determined at this time, Alliance's management does not expect that it will have a material adverse effect on Alliance's consolidated financial position or results of operations.

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

COMBINED RESULTS OF OPERATIONS

The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the three months and the nine months ended September 30, 1996 and 1995 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 18. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

                                        Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                        ----------------------- ---------------------
                                           1996         1995       1996       1995
                                        -----------  ---------- ---------- ----------
                                                          (In Millions)

Combined Results of Operations
Policy fee income and premiums .......   $    537.3  $    515.8 $  1,628.7  $  1,593.4
Net investment income ................        674.5       650.8    2,014.3     1,952.4
Investment (losses) gains, net .......        (10.1)        8.2      (34.7)       20.2
Commissions, fees and other income ...        263.0       232.6      787.8       652.5
                                         ----------  ---------- ----------  ----------
  Total revenues .....................      1,464.7     1,407.4    4,396.1     4,218.5

Total benefits and other deductions ..      1,324.6     1,265.6    3,983.9     3,838.9
                                         ----------  ---------- ----------  ----------
Earnings before Federal income taxes,
  minority interest and cumulative
  effect of accounting change ........        140.1       141.8      412.2       379.6
Federal income taxes .................         33.7        33.9       92.2        89.9
Minority interest in net income of
  consolidated subsidiaries ..........         20.6        16.7       59.5        45.2
                                         ----------  ---------- ----------  ----------
Earnings before Cumulative Effect
  of Accounting Change ...............   $     85.8  $     91.2 $    260.5  $    244.5
                                         ==========  ========== ==========  ==========

Continuing Operations

Compared to the comparable prior year period, the higher pre-tax results of operations for the nine months ended September 30, 1996 reflected increased earnings in the Investment Services and Individual Insurance and Annuities segments partially offset by higher losses in the Group Pension segment and higher Corporate interest expense. The increase in minority interest in net income of consolidated subsidiaries was attributable to increased earnings at Alliance.

The $177.6 million increase in revenues for the nine months ended September 30, 1996 compared to the corresponding period in 1995 was attributed primarily to a $135.3 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment and a $35.3 million increase in policy fee income and premiums.

Net investment income increased $61.9 million for the nine months ended September 30, 1996 as compared to the same period in 1995 due to an increase of $63.1 million for the Individual Insurance and Annuities segment. The Individual Insurance and Annuities increase was due to higher overall investment yields on a larger asset base.

There were investment losses of $34.7 million for the nine months ended September 30, 1996 as compared to gains of $20.2 million for the same period in 1995. The gain of $20.6 million recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition was more than offset by investment losses of $55.1 million on General Account Investment Assets as compared to gains of $19.9 million in the first nine months of 1995. Losses on mortgage loans increased to $59.2 million, $35.5 million higher than in 1995, while losses on equity real estate totaled $42.0 million, $27.0 million higher than in the first nine months of 1995. There were $2.8 million of gains on the General Account's other equity investments as compared to $5.0 million during the first nine months of 1995. There were gains of $43.3 million on fixed maturities, a decrease of $10.3 million from the comparable 1995 period.

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

For the first nine months of 1996, total benefits and other deductions increased by $145.0 million from the comparable period in 1995, reflecting increases in other operating costs and expenses of $101.9 million, a $27.1 million increase in interest credited to policyholders and a $16.0 million increase in policyholders' benefits. The increase in other operating costs and expenses was primarily attributable to increased operating costs of $67.6 million in the Investment Services segment associated with increased segment activities and a $30.2 million increase in Corporate interest expense, offset by a $7.0 million decrease in other operating costs and expenses in the Individual Insurance and Annuities segment. Higher Corporate interest expense resulted from the interest on the Surplus Notes issued by Equitable Life in the fourth quarter of 1995. There was a $24.0 million increase in interest credited to policyholders for the Individual Insurance and Annuities segment, primarily due to small changes in crediting rates applied to a larger in force book of business. The Group Pension segment's $3.1 million increase in interest credited to policyholders was due to the impact of pass-throughs of lower investment losses to participating pension contractholders offset by smaller policyholders' account balances.

Discontinued GIC Segment

In the first nine months of 1996, $37.4 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses as compared to pre-tax losses of $63.5 million in the first nine months of 1995. Investment results declined by $31.2 million in the first nine months of 1996 as compared to the year earlier period. Net investment income declined by $19.7 million, principally due to lower income on mortgage loans and fixed maturities as these asset bases continued to decrease, partially offset by higher income on equity real estate. Investment losses increased $11.5 million to $23.8 million in the first nine months of 1996 as compared to the comparable prior year period. There were $12.9 million and $5.0 million of losses on equity real estate and other equity investments, respectively, in 1996 versus $4.6 million and $1.6 million of gains, respectively, during the year earlier period. These declines were partially offset by $3.5 million of lower losses on fixed maturities and $9.1 million lower losses on mortgage loans. Benefits and other deductions declined by $57.7 million principally due to the decrease of $26.0 million in interest credited on a reduced GIC contract base and $21.2 million lower interest payments on loans from continuing operations due to repayments.

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

                       Individual Insurance and Annuities
                                  (In Millions)

                                                Nine Months Ended September 30,
                                            ---------------------------------------------
                                                             1996
                                            ----------------------------------
                                                As        Closed                  1995
                                             Reported      Block    Combined    Combined
                                            -----------  --------- ----------- ----------
Policy fees, premiums and other income ...   $  1,128.7  $  539.1  $  1,667.8  $  1,612.6
Net investment income ....................      1,299.2     408.4     1,707.6     1,644.5
Investment (losses) gains, net ...........         (4.8)    (13.2)      (18.0)       48.6
Contribution from the Closed Block .......         73.8     (73.8)     --          --
                                             ----------  --------  ----------  ----------
  Total revenues .........................      2,496.9     860.5     3,357.4     3,305.7
Total benefits and other deductions ......      2,256.6     860.5     3,117.1     3,073.5
                                             ----------  --------  ----------  ----------
Earnings before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change ............   $    240.3  $ --      $    240.3  $    232.2
                                             ==========  ========  ==========  ==========

The earnings from operations in the Individual Insurance and Annuities segment for the nine months ended September 30, 1996 reflected an increase of $8.1 million from the year earlier period primarily due to higher policy fees on variable and interest-sensitive life and individual annuities contracts, favorable mortality experience on term life insurance and lower deferred acquisition cost amortization. These increases were offset by lower investment results, higher employee benefit costs, higher claims experience on directly written and reinsurance assumed disability income policies and higher costs associated with new distribution channels and new product initiatives. The effect of small changes in crediting rates on the larger in force books of business for interest-sensitive life and annuity products was more than offset by the increase in investment income.

Total revenues increased by $51.7 million primarily due to a $75.1 million increase in policy fees and a $12.9 million increase in commissions, fees and other income, offset by declines of $32.8 million in premiums and $3.5 million in investment results. The decrease in premiums principally was due to lower traditional life premiums and lower reinsurance assumed on individual annuity contracts. The decline in investment results resulted from investment losses in 1996 as compared to gains in 1995 due to higher losses on mortgage loans and equity real estate and lower gains on fixed maturities and other equity investments, partially offset by higher investment income.

Total benefits and other deductions for the nine months ended September 30, 1996 rose $43.6 million from the comparable 1995 period. Other operating expenses increased $45.8 million principally due to higher employee benefit costs related to lower interest rate assumptions used in the calculation of retirement program costs, higher costs associated with building new distribution channels and new product initiatives, and higher volume related commissions and other expenses. Interest credited on policyholders' account balances increased $24.0 million due to the increases in the books of business noted above. Policyholders' benefits increased by $26.6 million due to emerging claims experience on directly written and reinsurance assumed disability income business and higher variable and interest-sensitive life mortality experience. These increases were partially offset by a $5.0 million increase in deferred policy acquisition ("DAC") capitalization and lower term life mortality experience. Higher mortality experience on variable and interest-sensitive life policies and investment losses contributed to the $47.8 million lower DAC amortization.

Losses on the directly written disability income business were $34.4 million for the nine months ended September 30, 1996, a $6.8 million increase from the prior year's comparable period. Incurred benefits (benefit payments plus additions to claims reserves) for directly written disability income products increased $20.1 million in the first nine months of 1996 from the comparable 1995 levels due to lower terminations of existing claims. Losses on the reinsurance assumed disability income business were $19.1 million for the nine months ended September 30, 1996, a $15.6 million increase from the prior year's comparable period.

Premiums and Deposits - The  following  table  reflects  premiums and  deposits,
including  universal  life  and  investment-type   contract  deposits,  for  the
segment's major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                         Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                        ---------------------- ---------------------
                                           1996       1995        1996       1995
                                        ----------  ---------- ---------- ----------
Product Line:
Individual annuities
  First year .........................   $    488.1 $    389.2 $  1,560.0 $  1,335.1
  Renewal ............................        256.2      248.0      918.0      828.1
                                         ---------- ---------- ---------- ----------
                                              744.3      637.2    2,478.0    2,163.2
Variable and interest-sensitive life
  First year recurring ...............         41.3       39.7      131.4      134.8
  First year optional ................         34.4       32.2      118.9      112.4
  Renewal ............................        268.2      246.2      871.1      781.8
                                         ---------- ---------- ---------- ----------
                                              343.9      318.1    1,121.4    1,029.0
Traditional life
  First year recurring ...............          4.4        5.7       14.1       17.8
  First year optional ................          1.2        1.4        3.7        4.4
  Renewal ............................        199.7      202.7      623.2      634.6
                                         ---------- ---------- ---------- ----------
                                              205.3      209.8      641.0      656.8
Other(1)
  First year .........................          4.2       15.5       22.3       64.3
  Renewal ............................         91.4       87.5      279.3      290.8
                                         ---------- ---------- ---------- ----------
                                               95.6      103.0      301.6      355.1

Total First Year .....................        573.6      483.7    1,850.4    1,668.8
Total Renewal ........................        815.5      784.4    2,691.6    2,535.3
                                         ---------- ---------- ---------- ----------
Grand Total ..........................   $  1,389.1 $  1,268.1 $  4,542.0 $  4,204.1
                                         ========== ========== ========== ==========

(1)  Includes health insurance and reinsurance assumed.

First year premiums and deposits for the nine months ended September 30, 1996 increased from prior year levels by $181.6 million primarily due to higher sales of individual annuities offset, in part, by lower reinsurance assumed on individual annuity contracts. Renewal premiums and deposits increased by $156.3 million during the nine months ended September 30, 1996 over the prior year period as increases in the larger block of variable and interest-sensitive life and individual annuities policies were partially offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for the first nine months of 1996 decreased from the prior year's comparable period by $15.8 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The 16.8% increase in first year individual annuities premiums and deposits in 1996 over the prior year period included $135.6 million from a recently introduced line of retirement annuity products and reflected an approximately $135.8 million decrease in premiums related to an exchange program that offers contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contract for a new flexible premium variable contract which retains assets in the Company and establishes new surrender charge scales. Management believes the ongoing strategic positioning of the Company's insurance operations continues to impact first year life premiums and deposits. Particular emphasis has been devoted to the implementation of a new needs based selling approach and the establishment of consultative financial services as the cornerstone of the sales process. Changes in agent recruitment and training practices have resulted in retention and productivity improvements, which management expects ultimately will have a positive effect upon life premium results.

Surrenders and Withdrawals - The following table summarizes surrenders and withdrawals, including universal life and investment-type contract withdrawals, for the segment's major product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                           Three Months Ended   Nine Months Ended
                                             September 30,         September 30,
                                          ------------------- ---------------------
                                            1996      1995      1996        1995
                                          --------- --------  --------- -----------
Product Line:
Individual annuities ...................   $  507.4 $  464.7  $  1,706.1 $  1,682.0
Variable and interest-sensitive life ...       99.0     99.5       328.0      309.6
Traditional life .......................       76.6     84.4       263.1      259.1
                                           -------- --------  ---------- ----------
Total ..................................   $  683.0 $  648.6  $  2,297.2 $  2,250.7
                                           ======== ========  ========== ==========

Policy and contract surrenders and withdrawals increased $46.5 million during the nine months ended September 30, 1996 compared to the same period in 1995. Surrenders of individual annuities and variable and interest-sensitive life products increased by $24.1 million and $18.4 million, respectively, due to the increased size of the books of business. Overall, surrender ratios have declined during the first nine months of 1996.

Investment Services

The following table summarizes the results of operations for the Investment Services segment.

                               Investment Services
                                  (In Millions)

                                              Three Months Ended Nine Months Ended
                                                September 30,       September 30,
                                              ------------------ -----------------
                                                1996      1995     1996    1995
                                              --------- -------- -------- --------
Third party commissions and fees ...........   $  216.0 $  188.3 $  628.1 $  525.4
Affiliate fees .............................       31.6     34.6     93.7    102.1
Other income(1) ............................       19.4     20.8     96.5     53.6
                                               -------- -------- -------- --------
Total revenues .............................      267.0    243.7    818.3    681.1
Total costs and expenses ...................      198.2    184.5    591.5    523.9
                                               -------- -------- -------- --------
Earnings before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change ..............   $   68.8 $   59.2 $  226.8 $  157.2
                                               ======== ======== ======== ========

(1)  Includes investment results and other items.

For the nine months ended September 30, 1996, pre-tax earnings for the Investment Services segment increased by $69.6 million from the year earlier period primarily due to higher earnings for DLJ and Alliance. Underwriting and trading revenues at DLJ decreased in the third quarter of 1996 as compared to the third quarter of 1995 and the second quarter of 1996 due to an overall decline in market conditions. DLJ's earnings for the first nine months of 1996 were higher than in the comparable 1995 period largely due to increased levels of underwriting and merger and acquisition activity, higher dealer and trading gains and the growth in trading volume on most major exchanges.

Total segment revenues were up $137.2 million principally due to higher equity in net earnings of DLJ. Other income for the nine months ended September 30, 1996 included a gross gain of $20.6 million on the issuance of Alliance Units during the first quarter of the year in connection with the Cursitor transaction.

Total costs and expenses increased by $67.6 million for the nine-month period of 1996 as compared to the comparable period in 1995, principally reflecting increases in compensation and benefits and other expenses at Alliance due to increased activity.

The following table summarizes results of operations by business unit.

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                            Three Months Ended   Nine Months Ended
                                              September 30,         September 30,
                                           -------------------  ------------------
                                              1996       1995     1996      1995
                                            ---------  -------  --------- --------
Earnings before Federal income taxes,
  minority interest and cumulative effect
  of accounting change:
  DLJ(1) ..................................   $  84.6  $  63.7  $  329.3  $  184.3
  Alliance ................................      50.4     42.0     144.5     114.5
  Equitable Real Estate ...................      10.1     11.2      26.6      28.1
  Consolidation/elimination(2)(3)(4) ......     (76.3)   (57.7)   (273.6)   (169.7)
                                              -------  -------  --------  --------
Earnings before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change(5) ..........   $  68.8  $  59.2  $  226.8  $  157.2
                                              =======  =======  ========  ========

(1) Excludes amortization expense of $0.9 million, $1.5 million, $2.8 million and $4.3 million for the three months and the nine months ended September 30, 1996 and 1995, respectively, on goodwill and intangible assets related to Equitable Life's acquisition of DLJ in 1985, which are included in consolidation/elimination.

(2) Includes interest expense of $2.8 million, $4.4 million, $8.9 million and $14.1 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the three months and the nine months ended September 30, 1996 and 1995, respectively.

(3) Includes the Holding Company and third party interests in DLJ's net earnings, as well as taxes on the Company's equity interest in DLJ's pre-tax earnings of $68.1 million, $49.9 million, $263.4 million and $144.5 million for the three months and the nine months ended September 30, 1996 and 1995, respectively.

(4) Includes a gain of $16.9 million (net of $3.7 million related state income tax) for the nine months ended September 30, 1996 on issuance of Alliance Units to third parties upon the completion of the Cursitor transaction during the first quarter of the year.

(5) Pre-tax minority interest in Alliance was $21.2 million, $17.1 million, $61.0 million and $46.1 million for the three months and the nine months ended September 30, 1996 and 1995, respectively.

DLJ - DLJ's earnings from operations for the nine months ended September 30, 1996 were $329.3 million, up $145.0 million from the comparable prior year period. Revenues increased $572.3 million to $2.54 billion primarily due to increased underwriting revenues of $203.0 million, higher dealer and trading gains of $100.1 million, higher commissions of $85.1 million, higher fees of

$45.3 million and higher gains on the corporate development portfolio of $24.6 million. DLJ's expenses were $2.21 billion for the nine months ended September 30, 1996, up $427.3 million from the comparable prior year period. The increase was primarily due to a $213.3 million increase in compensation and commissions, higher interest expense of $62.6 million and a $19.9 million increase in occupancy and communications expenses.

DLJ's derivative activities are not as extensive as many of its competitors. Instead, DLJ has focused its derivative activities on writing over the counter ("OTC") options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and engaging in futures contracts on equity based indices, interest rate instruments and currencies, and issuing structured notes. DLJ's involvement in swap contracts is not significant. As a result, DLJ's involvement in derivatives products is related primarily to revenue generation through the provision of products to its clients as opposed to hedges against DLJ's own positions.

Options contracts are typically written for a duration of less than thirteen months. Revenues from these activities (net of related interest expense) were approximately $51.2 million and $65.7 million for the nine months ended September 30, 1996 and 1995, respectively. Option writing revenues are primarily from the amortization of option premiums. The decrease in revenues primarily resulted from lower premiums received by DLJ due to a number of factors, including market conditions and competition from other financial institutions.

The notional value of written options contracts outstanding was approximately $7.5 billion and $4.2 billion at September 30, 1996 and 1995, respectively. The increase in the notional value of options was primarily due to increases in customer activity related to U.S. government obligations and foreign debt securities. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

As part of DLJ's trading activities, including trading activities in the related cash market instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements. Such forward and futures contracts are entered into as part of DLJ's covering transactions and generally are not used for speculative purposes.

Net trading (losses) gains on forward contracts were $(39.7) million and $126.3 million and net trading gains (losses) on futures contracts were $20.9 million and $(53.3) million for the nine months ended September 30, 1996 and 1995, respectively.

The notional contract and market values of the forward and futures contracts at September 30, 1996 and 1995 were as follows:

                                       September 30, 1996       September 30, 1995
                                      ---------------------  ----------------------
                                        Purchases   Sales     Purchases   Sales
                                       ---------- ---------   ---------- ----------
                                                      (In Millions)
Forward Contracts
  (Notional Contract Value) ........    $18,610    $24,290    $15,104    $14,944
                                        =======    =======    =======    =======
Futures Contracts
  (Notional Market Value) ..........    $ 2,290    $ 3,546    $   272    $ 1,004
                                        =======    =======    =======    =======

DLJ issues structured notes which are customized derivative instruments in which the amount of interest or principal paid on a debt obligation is linked to movements in the value of cash market financial instruments. At September 30, 1996 and 1995, DLJ had issued structured notes with principal amounts of $217.7 million and $61.5 million outstanding, respectively. DLJ expects the volume of this activity to increase in the future. DLJ covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

Alliance - Alliance's earnings from operations for the nine months ended September 30, 1996 were $144.5 million, an increase of $30.0 million from the prior year's comparable period. Revenues totaled $575.5 million for the first nine months of 1996, an increase of $111.9 million from the comparable period in 1995, due to increased investment advisory and service fees. Alliance's costs and expenses increased $81.9 million for the nine months ended September 30, 1996 primarily due to increases in employee compensation and benefits and promotional expenditures.

Equitable Real Estate - Equitable Real Estate's earnings from operations were $26.6 million for the first nine months of 1996, down $1.5 million from the preceding year's comparable period. Revenues declined $19.9 million to $153.9 million for the first nine months of 1996 when compared to the comparable 1995 period. Operating expenses decreased by $18.4 million totaling $127.3 million for the nine months ended September 30, 1996. The declines were primarily due to the absence of the EQ Services' mortgage servicing contracts which were sold in October 1995.

Fees From Assets Under Management - As the following table illustrates, third party clients continued to represent an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                  At or For the
                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                      -------------------    ---------------------
                                        1996       1995        1996         1995
                                      ---------  --------    ---------   ---------
Fees:
  Equitable Life and the Holding
    Company Group .................   $    28.6   $   31.9   $   84.7    $    93.4
  Third Party .....................       186.5      162.2      537.9        443.4
                                      ---------   --------   --------    ---------

Total .............................   $   215.1   $  194.1   $  622.6    $   536.8
                                      =========   ========   ========    =========

Assets Under Management:
  Equitable Life and the Holding
    Company Group .................                          $ 54,812    $  48,569
  Third Party(1) ..................                           173,298      147,619
                                                             --------    ---------
Total .............................                          $228,110    $ 196,188
                                                             ========    =========

(1) Included $1.8 billion of performing mortgages at September 30, 1995 under a special stand-by services contract with the RTC which expired in 1995. Stand-by fees were received on the entire portfolio under the contract; servicing fees were earned only on those mortgages that were delinquent.

Fees from assets under management increased for the nine months ended September 30, 1996 from the prior year's comparable period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $30.73 billion primarily due to the acquisition of Cursitor and National Mutual Funds Management (North America) in the first half of the year and to market appreciation. Third party assets at Equitable Real Estate decreased by $7.89 billion principally due to the sale in October 1995 by EQ Services of mortgage servicing contracts.

Group Pension

The following table summarizes the results of operations for the Group Pension segment.

                                  Group Pension
                                  (In Millions)

                                            Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                            ------------------ -------------------
                                              1996     1995      1996     1995
                                            --------  -------  --------   --------
Policy fees, premiums and other income ...   $  10.2  $  14.2  $   34.1  $   41.6
Net investment income ....................      58.8     62.7     185.6     199.8
Investment (losses) gains, net ...........      (8.3)      .2     (30.4)    (32.0)
                                             -------  -------  --------  --------
Total revenues ...........................      60.7     77.1     189.3     209.4
Total benefits and other deductions ......      69.0     78.0     217.9     222.1
                                             -------  -------  --------  --------
Loss Before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change ............   $  (8.3) $   (.9) $  (28.6) $  (12.7)
                                             =======  =======  ========  ========

The results for the Group Pension segment reflected a $15.9 million higher loss for the nine months ended September 30, 1996 compared to the same period a year ago. Investment losses in 1996 were $30.4 million, a $1.6 million improvement from comparable losses for the first nine months of 1995. After reflecting the effect of pass-throughs to participating pension contractholders, however, investment losses net of pass-throughs increased by $11.2 million. Due to the cumulative amount of investment losses realized on assets supporting participating pension contractholder account balances, future investment losses are not expected to be reduced by further pass-throughs. The investment losses principally resulted from additions to asset valuation allowances on mortgage loans and writedowns of equity real estate. Additionally, reserves were strengthened by $7.0 million in 1996 on certain pension par contracts. Investment income for the nine months ended September 30, 1996 decreased by $14.2 million from the comparable period of the prior year primarily due to a smaller asset base. Policy fees, premiums and other income declined by $7.5 million in the first nine months of 1996 when compared to the same 1995 period due to the smaller book of business, partially offset by the $3.1 million increase in interest credited.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

The following table reconciles the consolidated balance sheet asset amounts to the amounts of General Account Investment Assets.

                General Account Investment Assets Carrying Values
                               September 30, 1996
                                  (In Millions)

                                                                               General
                                           Balance                              Account
                                            Sheet      Closed                 Investment
Balance Sheet Captions:                     Total      Block       Other(1)     Assets
---------------------------------------  ------------ --------    ---------   -----------
Fixed maturities:
  Available for sale ..................   $  17,117.5 $  3,736.2  $   (192.9) $  21,046.6
Mortgage loans on real estate .........       3,298.5    1,422.2      --          4,720.7
Equity real estate ....................       3,705.0      181.4       (21.4)     3,907.8
Policy loans ..........................       2,167.3    1,778.8      --          3,946.1
Investment in and loans to affiliates .         686.8     --           686.8       --
Other equity investments ..............         561.4      104.4        10.1        655.7
Other invested assets .................         358.4       93.9       367.8         84.5
                                          ----------- ----------  ----------  -----------
  Total investments ...................      27,894.9    7,316.9       850.4     34,361.4
Cash and cash equivalents .............         528.2      (57.9)      175.2        295.1
                                          ----------- ----------  ----------  -----------

Total .................................   $  28,423.1 $  7,259.0  $  1,025.6  $  34,656.5
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

Writedowns on fixed maturities were $26.7 million and $40.3 million for the nine months ended September 30, 1996 and 1995, respectively. Writedowns on equity real estate totaled $3.1 million in the first nine months of 1996. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the nine months ended September 30, 1996 and 1995.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                            Equity Real
                                                Mortgages     Estate       Total
                                               -----------  ------------ ----------
September 30, 1996
Assets Outside of the Closed Block:
Beginning balances .........................     $   65.5    $  259.8    $  325.3
SFAS No. 121 release(1) ....................       --          (152.4)     (152.4)
Additions ..................................         47.2        41.5        88.7
Deductions(2) ..............................        (19.4)      (85.8)     (105.2)
                                                 --------    --------    --------
Ending Balances ............................     $   93.3    $   63.1    $  156.4
                                                 ========    ========    ========
Closed Block:
Beginning balances .........................     $   18.4    $    4.3    $   22.7
Additions ..................................         15.2          .8        16.0
Deductions(2) ..............................          (.2)       (2.6)       (2.8)
                                                 --------    --------    --------
Ending Balances ............................     $   33.4    $    2.5    $   35.9
                                                 ========    ========    ========
Total:
Beginning balances .........................     $   83.9    $  264.1    $  348.0
SFAS No. 121 release(1) ....................       --          (152.4)     (152.4)
Additions ..................................         62.4        42.3       104.7
Deductions(2) ..............................        (19.6)      (88.4)     (108.0)
                                                 --------    --------    --------
Ending Balances ............................     $  126.7    $   65.6    $  192.3
                                                 ========    ========    ========
September 30, 1995
Total:
Beginning balances .........................     $  110.4    $  223.3    $  333.7
Additions ..................................         33.3        41.3        74.6
Deductions(2) ..............................        (35.2)      (24.7)      (59.9)
                                                 --------    --------    --------
Ending Balances ............................     $  108.5    $  239.9    $  348.4
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

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and the net amortized cost of the major categories of General Account Investment Assets at September 30, 1996 and the net amortized cost at December 31, 1995.

                        General Account Investment Assets
                              (Dollars In Millions)

                                           September 30, 1996                          December 31, 1995
                              --------------------------------------------------   ------------------------
                                                                          % of                       % of
                                                              Net      Total Net       Net        Total Net
                                Amortized    Valuation     Amortized   Amortized    Amortized     Amortized
                                   Cost      Allowances       Cost        Cost         Cost          Cost
                              ------------- -----------   ----------- ----------   -----------   ----------
Fixed maturities(1).......... $   20,927.4  $     --      $  20,927.4      60.6%   $  19,149.9        56.7%
Mortgages....................      4,847.4       126.7        4,720.7      13.7        5,007.1        14.8
Equity real estate...........      3,973.4        65.6        3,907.8      11.3        4,130.3        12.2
Other equity investments.....        655.7        --            655.7       1.9          764.1         2.3
Policy loans.................      3,946.1        --          3,946.1      11.4        3,773.6        11.2
Cash and short-term
  investments(2).............        379.6        --            379.6       1.1          952.1         2.8
                              ------------- -----------   ----------- ----------   -----------   ----------
Total........................ $   34,729.6  $    192.3    $  34,537.3     100.0%   $  33,777.1       100.0%
                              ============= ===========   =========== ==========   ===========   ==========

(1) Excludes unrealized gains of $119.2 million and $857.9 million on fixed maturities classified as available for sale at September 30, 1996 and December 31, 1995, respectively.

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

Investment Results of General Account Investment Assets

                     Investment Results by Asset Category(1)
                              (Dollars In Millions)

                                 Three Months Ended September 30,                      Nine Months Ended September 30,
                         --------------------------------------------------   --------------------------------------------------
                                  1996                      1995                       1996                      1995
                         ------------------------  ------------------------   ------------------------  ------------------------
                            (1)                       (1)                        (1)                       (1)
                           Yield       Amount        Yield       Amount         Yield      Amount         Yield       Amount
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
Fixed Maturities:
  Income..............      7.93%   $    408.7        8.09%   $     369.5        7.92%  $   1,186.9        8.12%   $  1,076.9
  Investment
    Gains/(Losses)....      0.16%          8.2        0.46%          20.6        0.29%         43.3        0.40%         53.6
                         ---------- -------------  ---------- -------------   ------------------------  ---------- -------------
  Total...............      8.09%   $    416.9        8.55%   $     390.1        8.21%  $   1,230.2        8.52%   $  1,130.5
  Ending Assets.......              $ 20,927.4                $  18,372.4               $  20,927.4                $ 18,372.4
Mortgages:
  Income..............      8.89%   $    106.1        9.13%   $     116.3        8.88%  $     324.4        8.77%   $    346.6
  Investment
    Gains/(Losses)....     (0.66)%        (7.9)      (1.28)%        (16.2)      (1.62)%       (59.2)      (0.60)%       (23.7)
                         ---------- -------------  ---------- -------------   ------------------------------------ -------------
  Total...............      8.23%   $     98.2        7.85%   $     100.1        7.26%  $     265.2        8.17%   $    322.9
  Ending Assets.......              $  4,720.7                $   5,029.2               $   4,720.7                $  5,029.2
Equity Real
  Estate (2):
  Income..............      2.59%   $     20.0        2.01%   $      18.1        2.78%  $      65.0        2.60%   $     71.4
  Investment
    Gains/(Losses)....     (1.37)%       (10.6)       0.46%           4.2       (1.80)%       (42.0)      (0.55)%       (15.0)
                         ---------- ------------- ----------- -------------   ------------------------------------ -------------
  Total...............      1.22%   $      9.4        2.47%   $      22.3        0.98%  $      23.0        2.05%   $     56.4
  Ending Assets.......              $  3,069.4                $   3,526.3               $   3,069.4                $  3,526.3
Other Equity
  Investments:
  Income..............     15.75%   $     26.6        7.82%   $      15.6       14.37%  $      75.6       10.23%   $     62.4
  Investment
    Gains/(Losses)....      0.23%           .4       (0.30)%         (0.6)       0.54%          2.8        0.82%          5.0
                         ---------- ------------- ----------- -------------   ------------------------------------ -------------
  Total...............     15.98%   $     27.0        7.52%   $      15.0       14.91%  $      78.4       11.05%   $     67.4
  Ending Assets.......              $    655.7                $     801.5               $     655.7                $    801.5
Policy Loans:
  Income..............      7.16%   $     70.1        7.00%   $      65.0        6.98%  $     202.5        6.92%   $    190.4
  Ending Assets.......              $  3,946.1                $   3,733.3               $   3,946.1                $  3,733.3
Cash and Short-term
  Investments:
  Income..............     10.65%   $     12.1        7.07%   $      16.4        8.62%  $      43.0        7.79%   $     50.9
  Ending Assets.......              $    379.6                $   1,012.9               $     379.6                $  1,012.9
Total:
  Income..............      7.68%   $    643.6        7.42%   $     600.9        7.62%  $   1,897.4        7.51%   $  1,798.6
  Investment
    Gains/(Losses)....     (0.12)%        (9.9)       0.10%           8.0       (0.22)%       (55.1)       0.08%         19.9
                         ---------- ------------- ----------- -------------   ------------------------------------ -------------
  Total(3)............      7.56%   $    633.7        7.52%   $     608.9        7.40%  $   1,842.3        7.59%   $  1,818.5
  Ending Assets.......              $ 33,698.9                $  32,475.6               $  33,698.9                $ 32,475.6

(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.


(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $838.4 million and $919.5 million as of September 30, 1996 and 1995, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $12.9 million, $14.6 million, $41.2 million and $44.0 million for the three months and the nine months ended September 30, 1996 and 1995, respectively.

(3) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.28%, 7.21%, 7.12% and 7.29% for the three months and the nine months ended September 30, 1996 and 1995, respectively.

For the nine months ended September 30, 1996, General Account investment results were up $23.8 million as higher investment income on fixed maturities offset increased losses on mortgages and equity real estate. On an annualized basis, total investment yield decreased to 7.40% from 7.59%. Investment income increased by $98.8 million or 5.5%, resulting in an increase in the annualized income yield to 7.62% from 7.51%. Excluding SFAS No. 121 related permanent impairment writedowns of $149.6 million and releases of valuation allowances totaling $152.4 million relating to equity real estate, additions to asset valuation allowances were $104.7 million and writedowns of fixed maturities and equity real estate were $29.8 million in the nine months ended September 30, 1996 compared to $74.6 million and $40.3 million, respectively, in the nine months ended September 30, 1995.

Total investment results for fixed maturities increased $99.7 million or 8.8% for the nine months ended September 30, 1996 compared to the year earlier period. Investment income increased by $110.0 million reflecting a higher asset base, primarily from reinvesting nearly all available funds into fixed maturities. Investment gains were $43.3 million for the nine months ended September 30, 1996 compared to the year earlier $53.6 million. Writedowns on fixed maturities were $26.7 million in the first nine months of 1996 as compared to $40.3 million in the comparable period of 1995. Total investment results on mortgages declined by $57.7 million or 17.9% in the nine months ended September 30, 1996 compared to the same period a year ago largely due to lower investment income attributable to a lower asset base and higher additions to asset valuation allowances. Equity real estate investment results were $33.4 million lower during the nine months ended September 30, 1996 than the year earlier period reflecting lower investment income and higher additions to asset valuation allowances and writedowns.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 71.4%, 27.9% and 0.7%, respectively, of the amortized cost of this asset category at September 30, 1996.

                       Fixed Maturities By Credit Quality
                              (Dollars In Millions)

                                           September 30, 1996                    December 31, 1995
              Rating Agency       -----------------------------------  --------------------------------------
 NAIC          Equivalent          Amortized       % of     Estimated     Amortized      % of     Estimated
Rating         Designation            Cost        Total    Fair Value        Cost        Total   Fair Value
------ ------------------------   -------------   ------  -----------    -------------  ------- -------------
 1-2   Aaa/Aa/A and Baa........   $  18,221.9(1)   87.1%  $  18,271.9    $ 16,536.0(1)  86.4%   $  17,423.9
 3-6   Ba and lower............       2,555.5(2)   12.2       2,628.6       2,483.4(2)  13.0        2,448.3
                                  ------------    ------  ------------   -----------   -------  ------------

Subtotal........................     20,777.4      99.3      20,900.5      19,019.4     99.4       19,872.2
Redeemable preferred stock
  and other.....................        150.0       0.7         146.1         130.5      0.6          126.5
                                  ------------    ------  ------------   -----------   ------   ------------
Total...........................  $  20,927.4     100.0%  $  21,046.6    $ 19,149.9    100.0%   $  19,998.7
                                  ============    ======  ============   ===========   ======   ============

(1) Includes Class B Notes with an amortized cost of $89.6 million and $100.0 million at September 30, 1996 and December 31, 1995, respectively, eliminated in consolidation.

(2)  Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

At September 30, 1996, the Company held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.48 billion, including $2.35 billion in publicly traded CMOs. About 63.4% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 41.6% of the public CMO holdings were in planned amortization class ("PAC") bonds. At September 30, 1996, interest only ("IO") strips amounted to $6.1 million at amortized cost. There were no holdings of principal only ("PO") strips at that date. In addition, at September 30, 1996, the Company held $2.39 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $486.5 million of Aa or higher rated public asset backed securities, primarily backed by home equity and credit card receivables.

                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                      September 30,     December 31,
                                                          1996             1995
                                                     --------------    -------------
FIXED MATURITIES ...............................       $  20,927.4     $  19,149.9
Problem fixed maturities .......................              56.6            70.8
Potential problem fixed maturities .............               0.5            43.4
Restructured fixed maturities(1) ...............               3.5             7.6

(1) Excludes restructured fixed maturities of $4.2 million and $3.5 million that are shown as problems at September 30, 1996 and December 31, 1995, respectively, and excludes $0.0 million and $9.2 million of restructured fixed maturities that are shown as potential problems at September 30, 1996 and December 31, 1995, respectively.

The amount of potential problem fixed maturities decreased $42.9 million from December 31, 1995 to September 30, 1996 primarily due to asset sales.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At September 30, 1996, commercial mortgages totaled $3.07 billion (63.3% of the amortized cost of the category), agricultural loans were $1.74 billion (35.8%) and residential loans were $43.6 million (0.9%).

                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                  September 30,   December 31,
                                                                      1996           1995
                                                                  -------------  -------------
COMMERCIAL MORTGAGES ...........................................   $  3,066.9    $  3,413.7
Problem commercial mortgages ...................................         76.1          41.3
Potential problem commercial mortgages .........................        388.4         194.7
Restructured commercial mortgages(1) ...........................        346.6         522.2

VALUATION ALLOWANCES ...........................................   $    116.4    $     79.9
  As a percent of commercial mortgages .........................          3.8%          2.3%
  As a percent of problem commercial mortgages .................        153.0%        193.5%
  As a percent of problem and potential problem commercial
    mortgages ..................................................         25.1%         33.9%
  As a percent of problem, potential problem and restructured
    commercial mortgages .......................................         14.4%         10.5%

AGRICULTURAL MORTGAGES .........................................   $  1,736.9    $  1,624.1
Problem agricultural mortgages .................................         87.0          82.9
Restructured agricultural mortgages ............................          2.0           2.0

VALUATION ALLOWANCES ...........................................   $      9.0    $      4.0

(1) Excludes restructured commercial mortgages of $11.2 million and $12.6 million that are shown as problems at September 30, 1996 and December 31, 1995, respectively, and excludes $229.2 million and $148.3 million of restructured commercial mortgages that are shown as potential problems at September 30, 1996 and December 31, 1995, respectively.

Problem commercial mortgages increased by $34.8 million from December 31, 1995 to September 30, 1996 primarily attributed to previously identified potential problem loans which became delinquent. Potential problem loans increased as mortgages previously classified as restructured or unclassified were identified as potential problem loans. During the nine months ended September 30, 1996, the amortized cost of foreclosed commercial mortgages totaled $0.8 million with no reduction in amortized cost required at the time of foreclosure.

The original weighted average coupon rate on the $346.6 million of restructured mortgages was 9.3%. As a result of these restructurings, the restructured weighted average coupon rate was 8.4% and the restructured weighted average cash payment rate was 8.1%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the nine months ended September 30, 1996 was $4.9 million.

The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                             September 30, 1996
                                                         --------------------------
                                                            (Dollars In Millions)

                                                          Amortized          % of
                                                             Cost            Total
                                                          ----------       --------
Problem Commercial Mortgages
Property Type:
Retail .............................................        $   46.2         60.7%
Industrial .........................................            18.7         24.6
Hotel ..............................................             9.5         12.5
Apartment ..........................................             1.7          2.2
                                                            --------       -------
Total ..............................................        $   76.1        100.0%
                                                            ========       =======
State:
Massachusetts ......................................        $   26.7         35.1%
Puerto Rico ........................................            19.8         26.0
Pennsylvania .......................................            13.7         18.0
California .........................................             9.5         12.5
Mississippi ........................................             4.1          5.4
Other (no state larger than 5.0%) ..................             2.3          3.0
                                                            --------       -------
Total ..............................................        $   76.1        100.0%
                                                            ========       =======
Potential Problem Commercial Mortgages
Property Type:
Retail .............................................        $  166.8         42.9%
Hotel ..............................................           134.1         34.5
Office .............................................            78.9         20.3
Industrial .........................................             8.6          2.3
                                                            --------       -------
Total ..............................................        $  388.4        100.0%
                                                            ========       =======
State:
Illinois ...........................................        $  109.8         28.3%
New York ...........................................           102.5         26.4
Pennsylvania .......................................            60.1         15.5
Virginia ...........................................            56.3         14.5
Texas ..............................................            23.9          6.2
Other (no state larger than 5.0%) ..................            35.8          9.1
                                                            --------       -------
Total ..............................................        $  388.4        100.0%
                                                            ========       =======

At September 30, 1996, management identified impaired loans as defined under SFAS No. 114 with a carrying value of $562.6 million. The provision for losses for these impaired mortgage loans was $111.0 million at September 30, 1996. Income earned on these loans in the first nine months of 1996 was $39.5 million, including cash received of $34.1 million.

For the nine months ended September 30, 1996, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $226.1 million. In addition, during the first nine months of 1996, $199.6 million of commercial mortgage loan maturity payments were scheduled, of which $114.0 million were paid as due. Of the amount not paid, $43.9 million were granted short term extensions of up to nine months, $23.9 million were delinquent or in default for non-payment of principal and $17.8 million were extended for a weighted average of 7.0 years at a weighted average interest rate of 7.6%. There were no foreclosures of maturing loans.

Equity Real Estate. As of September 30, 1996, on the basis of amortized cost, the equity real estate category included $3.00 billion (or 75.4%) acquired as investment real estate and $976.7 million (or 24.6%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

Real estate properties with amortized costs of $294.6 million and $283.3 million were sold during the first nine months of 1996 and 1995, respectively. In the first nine months of 1996 and 1995, respectively, losses of $0.2 million and $20.8 million were recognized on equity real estate which was sold.

As of January 1, 1996, the Company adopted SFAS No. 121. At September 30, 1996, allowances totaling $65.6 million were held on properties identified as available for sale with an amortized cost of $411.4 million.

At September 30, 1996, the vacancy rate for the Company's office properties was 13.9% in total, with a vacancy rate of 9.9% for properties acquired as investment real estate and 24.3% for properties acquired through foreclosure. The national commercial office vacancy rate was 13.1% (as of June 30, 1996) as measured by CB Commercial.

LIQUIDITY AND CAPITAL RESOURCES

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in September 2000. Equitable Life uses this program from time to time in its liquidity management. At September 30, 1996, there were no amounts outstanding under either the commercial paper program or the revolving credit facility.

During the third quarter of 1996, DLJ completed an offering from a shelf registration of $200.0 million of 8.42% mandatorily redeemable preferred stock, redeemable in whole or in part, at DLJ's option, on or after August 31, 2001.

In October 1996, DLJ exercised its option to exchange all 2.25 million shares outstanding of its $8.83 cumulative preferred stock for $225.0 million in aggregate principal amount of 9.58% subordinated exchange notes due October 15, 2003. The notes are redeemable in whole or in part, at DLJ's option, at any time. Equitable Life held $20.0 million of DLJ's $8.83 cumulative preferred stock at September 30, 1996.

Consolidated Cash Flows

The net cash provided by operating activities was $447.0 million for the nine months ended September 30, 1996 compared to $717.1 million for the nine months ended September 30, 1995.

Net cash used by investing activities was $314.3 million for the nine months ended September 30, 1996 as compared to net cash provided by investing activities of $596.5 million for the same period in 1995. In 1996, investment purchases exceeded sales, maturities, repayments and return of capital by $1.04 billion. The discontinued GIC Segment repaid $827.0 million of loans from continuing operations during the first nine months of 1996. Cash provided by investing activities during the first nine months of 1995 primarily was attributable to the $1.16 billion decrease in loans to the discontinued GIC Segment resulting from repayments in January 1995. Investment purchases exceeded sales, maturities and repayments by approximately $382.2 million, partially offsetting the effect of the GIC repayment.

Net cash used by financing activities was $379.2 million for the nine months ended September 30, 1996 as compared to $1.03 billion in the first nine months of 1995. In the first nine months of 1996, withdrawals from policyholders' account balances exceeded deposits by $437.3 million partially offset by a net increase of $195.3 million in short-term financing, principally at Equitable Life. Net cash used by financing activities during the first nine months of 1995 primarily resulted from the $1.22 billion decrease in the amount due to the discontinued GIC Segment as a result of continuing operations' $1.22 billion cash settlement at the beginning of the year of its obligation to fund the discontinued GIC Segment's accumulated deficit. Partially offsetting the effect of this repayment was the $272.5 million increase in short-term financings during the nine months ended September 30, 1995.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first nine months of 1996 of $246.5 million to $528.2 million.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

None, except (i) as previously reported in the Registrant's Form 10-K for the year ended December 31, 1995 and (ii) as set forth in Note 10 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended September 30, 1996.


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

                                        The Equitable Life Assurance Society
                                                of the United States
                                -----------------------------------------------
                                                    (Registrant)




Date:     November 11, 1996                     /s/ Stanley B. Tulin
         --------------------   -----------------------------------------------
                                         Senior Executive Vice President and
                                               Chief Financial Officer




Date:     November 11, 1996                  /s/ Alvin H. Fenichel
         --------------------   -----------------------------------------------
                                       Senior Vice President and Controller