Form 10-K
period 1996-12-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1997-03-28
CIK 727920

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-K

     (Mark One)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         x           OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-25280
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
             (Exact name of registrant as specified in its charter)

           New York                                           13-5570651
   (State or other jurisdiction                          of (I.R.S. Employer
   incorporation or organization)                        Identification No.)

1290 Avenue of the Americas, New York, New York              10104
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (212) 554-1234

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
           Title of each class                          which registered
--------------------------------------------- ----------------------------------
                    None                                     None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

No voting stock of the registrant is held by non-affiliates of the registrant as of March 10, 1997.

As of March 10, 1997, 2,000,000 shares of the registrant's Common Stock were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
================================================================================

                                TABLE OF CONTENTS

Part I
Item 1.             Business................................................................. 1-1
                    General.................................................................. 1-1
                    Insurance Operations..................................................... 1-1
                    Investment Services...................................................... 1-5
                    Discontinued Operations ................................................. 1-10
                    Closed Block............................................................. 1-10
                    General Account Investment Portfolio..................................... 1-11
                    Competition.............................................................. 1-16
                    Regulation............................................................... 1-18
                    Principal Shareholder.................................................... 1-24

Item 2.             Properties............................................................... 2-1
Item 3.             Legal Proceedings........................................................ 3-1
Item 4.             Submission of Matters to a Vote of Security Holders...................... 4-1

Part II

Item 5              Market for Registrant's Common Equity and Related Stockholders Matters... 5-1
Item 6.             Selected Consolidated Financial Information.............................. 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................. 7-1
Item 8.             Financial Statements and Supplementary Data.............................. FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure................................................... 9-1

Part III

Item 10.            Directors and Executive Officers of the Registrant....................... 10-1
Item 11.            Executive Compensation................................................... 11-1
Item 12.            Security Ownership of Certain Beneficial Owners and Management........... 12-1
Item 13.            Certain Relationships and Related Transactions........................... 13-1

Part IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 14-1

Signatures          ......................................................................... S-1
Index to Exhibits   ......................................................................... E-1


                                     TOC-1

Part I, Item 1.

                                    BUSINESS 1

General. Equitable Life, together with its insurance and investment subsidiaries, constitutes a diversified financial services organization serving a broad spectrum of insurance, investment management and, through its minority interest in DLJ, investment banking customers. Equitable Life's insurance business, which comprises the Insurance Operations segment, is conducted by the Insurance Group. Equitable Life's investment management and investment banking business, which comprises the Investment Services segment, is conducted principally by Alliance, Equitable Real Estate, and DLJ, in which Equitable Life owns a minority 36.1% interest. For additional information on Equitable Life's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment" and Note 18 of Notes to Consolidated Financial Statements. Since Equitable Life's demutualization in 1992, it has been a wholly owned subsidiary of the Holding Company, shares of which are listed on the New York Stock Exchange ("NYSE"). AXA-UAP ("AXA"), a French holding company for an international group of insurance and related financial services companies, is the Holding Company's largest shareholder. For more information on Equitable Life's demutualization, including the establishment of the Closed Block, see Notes 2 and 6 of Notes to Consolidated Financial Statements and "Principal Shareholder".

Segment Information

Insurance Operations

General. The Insurance Operations segment accounted for approximately $3.74 billion or 77% of consolidated revenue for the year ended December 31, 1996. It offers a variety of life insurance and annuity products, mutual funds and other investment products as well as disability income products and association plans. These products are marketed in all 50 states by a career agency force of over 7,200 agents (except association plans, which are marketed directly to clients by the Insurance Group). The Insurance Group's Income Manager series of annuity products, which was introduced in May, 1995, is also distributed through securities firms, financial planners and banks, as well as by the career agency force. As of December 31, 1996, the Insurance Group had over two million policy or contractholders. Equitable Life, which was established in the State of New York in 1859, has been among the largest life insurance companies in the United States for more than 100 years. For additional information on the Insurance Operations segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment," Note 18 of Notes to Consolidated Financial Statements, as well as "Employees and Agents," "Competition" and "Regulation".


--------
  1 As used in this Form 10-K,  "Equitable  Life" refers to The  Equitable  Life
    Assurance Society of the United States, a New York stock life insurance company, "Holding Company" refers to The Equitable Companies Incorporated, a Delaware corporation, and the "Company" or "The Equitable" refers to Equitable Life and its consolidated subsidiaries. See Note 2 of Notes to Consolidated Financial Statements (Item 8 of this report) for information on the principles of consolidation. The term "Insurance Group" refers collectively to Equitable Life and its wholly owned subsidiary, The Equitable of Colorado, Inc. ("EOC") and, prior to January 1, 1997, Equitable Variable Life Insurance Company ("EVLICO"). The term "Investment Subsidiaries" refers collectively to Equitable Life's wholly owned subsidiary, Equitable Real Estate Investment Management, Inc., together with its affiliates Equitable Agri-Business, Inc., and EQ Services, Inc. (collectively referred to herein as "Equitable Real Estate"), to Equitable Life's publicly traded affiliates, Alliance Capital Management L.P. ("Alliance") and Donaldson, Lufkin & Jenrette, Inc. ("DLJ") and in each case their respective subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of Equitable Life, EOC and, prior to January 1, 1997, EVLICO and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of Equitable Life and, prior to January 1, 1997, EVLICO, excluding those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations and does not include assets held in the General Account associated with the Insurance Group's discontinued guaranteed interest contract ("GIC") Segment which are referred to herein as "GIC Segment Investment Assets".

                                      1-1

Products. The Insurance Group emphasizes the sale of individual variable life insurance products and individual variable annuity products (both tax-qualified and non-qualified). These products are designed to meet the life insurance, asset accumulation, retirement funding and estate planning needs of the Insurance Group's targeted markets. They offer multiple Separate Account investment options, including bond funds, domestic and global equity funds, a balanced fund, and a series of asset allocation funds, as well as General Account guaranteed interest options. The range of investment options creates flexibility in meeting individual customer needs. The Insurance Group's Separate Accounts and the underlying funds in which they invest are managed principally by Alliance. In 1997, funds managed by unaffiliated managers will be added.

In 1995, the Insurance Group introduced its Income Manager series of retirement products which are annuities designed to provide for both the accumulation and distribution of retirement assets. In addition to a choice of variable funds, these products offer 10 market value adjusted fixed rate options held in a Separate Account which provide a guaranteed interest rate to a fixed maturity date and a market value adjustment for withdrawals or transfers prior to such date. In 1996, Income Manager accumulation products added a guaranteed minimum income benefit which, subject to certain restrictions and limitations, provides a guaranteed minimum life annuity regardless of investment performance. The distribution products offer the guarantee of a lifetime income similar to traditional immediate annuities, while giving the annuitant access to cash values during the early years following retirement

To fund the pension plans (both defined benefit and defined contribution) of small to medium-sized employers, the Insurance Group offers annuity products tailored to the small pension market. These products offer both Separate Account and General Account investment options.

The overall growth of Separate Account assets is a strategic objective of Equitable Life. To the extent the investment funds associated with variable life insurance and variable annuity products are placed in the Separate Accounts rather than in the General Account, the investment risk (and reward) is transferred to policyholders while Equitable Life earns fee income from the management of assets held in the Separate Accounts. Management believes that this fee income produces a more predictable income stream than the spread income from traditional products. In addition, variable products, because they involve less risk to the Insurance Group than traditional products, require less capital. Separate Account options also permit policy owners to choose more personalized investment strategies without affecting the composition of General Account assets. Over the past five years, Separate Account balances for individual variable life and variable annuities have increased by $11.99 billion to $17.66 billion at December 31, 1996.

The Insurance Group also sells traditional whole life insurance and term insurance products, disability income products, and, through its wholly owned broker-dealer subsidiary EQ Financial Consultants, Inc. ("EQ Financial"), formerly known as Equico Securities, Inc. ("Equico"), mutual funds. During 1996, the Insurance Group's career agency force sold approximately $1.36 billion in mutual funds and other investments through EQ Financial. In cases where the Insurance Group does not offer an insurance product suitable for the needs of a particular customer, the Insurance Group provides its agents with access to a number of additional insurance products through EquiSource, Inc., a wholly owned insurance brokerage subsidiary.

In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life, disability income and annuity reinsurance from professional reinsurers. The Insurance Group also assumes accident, health, group LTD, aviation and space risks by participating in various reinsurance pools.

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

                              Insurance Operations
                                Premiums/Deposits
                                  (In Millions)

                                                               Years Ended December 31,
                                                    --------------------------------------
                                                      1996          1995           1994
                                                    -----------   -----------   ----------
Individual annuities..............................   $ 3,342.6     $ 2,847.4     $ 2,766.9
Variable and interest-sensitive life insurance....     1,479.7       1,358.4       1,264.9
Traditional life insurance........................       867.0         887.4         925.9
Other.............................................       753.7         818.3         668.1
                                                    -----------   -----------   ----------
Total Premiums/Deposits...........................   $ 6,443.0     $ 5,556.8     $ 5,391.4
                                                    ===========   ===========   ==========

Markets. The Insurance Group's targeted customers include middle and upper income individuals such as professionals, owners of small businesses, employees of tax-exempt organizations and existing customers. For variable life, the Insurance Group has targeted certain markets, particularly non-qualified retirement planning, the estate planning market, the market for business continuation needs (e.g., the use of variable life insurance to fund buy/sell agreements and similar arrangements), as well as the middle-to-upper income savings and life protection markets. The Insurance Group's target markets for variable annuities include the tax exempt markets (particularly retirement plans for educational and non-profit organizations), corporate pension plans (particularly 401K defined contribution plans covering 25 to 250 employees) and the IRA retirement planning market. The Insurance Group's Income Manager series of annuity products is designed to address the growing market of those at or near retirement who have a need to convert retirement savings into retirement income.

Demographic studies suggest that, as the post-World War II "baby boom" generation ages over the next decade, there will be growth in the number of individuals who management believes are most likely to purchase the Insurance Group's savings-oriented products. These baby boomers have indicated a strong need for long-term planning services. Those studies also suggest that over the next 15 years there will be significant growth in the number of new retirees. Management believes this growth in the retiree population represents an opportunity for the Insurance Group's Income Manager products. In addition, management believes the trend among U.S. employers away from defined benefit plans (under which the employer makes the investment decisions) toward employee-directed, defined contribution retirement and savings plans (which allow employees to choose from a variety of investment options) will continue. Management believes the asset accumulation needs of customers in these target markets for estate planning, the planning for and management of retirement and education funds and other forms of long-term savings, as well as their traditional insurance protection needs, can be satisfied by the range of insurance and annuity products offered by the Insurance Group.

In 1996, the Insurance Group collected premiums and deposits from policy or contractholders in all 50 states, the District of Columbia and Puerto Rico. For the Insurance Group, the states of New York (14.5%), New Jersey (7.7%), Pennsylvania (7.0%), California (6.9%), Michigan (6.3%) and Illinois (6.0%) contributed the greatest amounts of premiums (accounted for on a statutory basis), and no other state represented more than 5% of the Insurance Group's statutory premiums. The Insurance Group also collected premiums in Canada and certain other foreign countries, but premiums from all foreign countries represented less than 1% of the Insurance Group's 1996 aggregate statutory premiums.

Distribution. Products are distributed primarily through a career agency force of over 7,200 professionals organized into approximately 80 agencies across the United States which are owned and managed by the Insurance Group and which provide agents with training, marketing and sales support. After an initial training period, agents are compensated by commissions based on product sales


                                      1-3
levels and key profitability factors, including persistency. The Insurance Group sponsors pension and other benefit plans and sales incentive programs for its agents to focus their sales efforts on the Insurance Group's products. Most of the Insurance Group's career agents are not prohibited from selling traditional insurance products offered by other companies. Equitable Life's Law Department maintains a Compliance Group staffed with compliance professionals who, working together with attorneys in the Law Department, review and approve advertising and sales literature prior to use by the Insurance Group's agency force and monitor customer complaints.

As of December 31, 1996, approximately 85% of the Insurance Group's agents were licensed to sell variable insurance and annuity products as well as certain investment products, including mutual funds. The Insurance Group leads the insurance industry in the number of agents and employees who hold both the Chartered Life Underwriter (CLU) and Chartered Financial Consultant (ChFC) designations, which are awarded by the American College, a professional organization for insurance and financial planning professionals. Management believes that the professionalism of its agency force provides it with a competitive advantage in the marketing of the Insurance Group's sophisticated insurance products, including variable insurance and annuities.

In a continuing effort to enhance the quality of the Insurance Group's agency force, during 1996 management continued to focus its recruiting efforts on attracting professionals from related fields such as accounting, banking and law. Management believes that the knowledge and experience of these individuals enables them to add significant value to client service and that recruiting more experienced individuals has had a positive impact on the retention rate of first year agents. The Insurance Group, in 1995, began repositioning its career agency force for the planning opportunities created by changing demographics.

Management   implemented   its  new  needs-based   selling   strategy  with  the
introduction of its Financial Fitness Profile. Financial Fitness Profile is designed to make the client's long-term financial needs the key ingredient of the sales process and is used by the Insurance Group to identify a client's risk exposure and financial goals in order to develop a comprehensive financial strategy addressing the client's unique situation. Management believes its Financial Fitness Profile adds significant value to client service and provides an excellent foundation for building long-term relationships with the Insurance Group's customers. In 1996, the Insurance Group, through its broker-dealer, EQ Financial, also introduced a formal investment advisor program for qualified associates to offer fee-based plans, products and seminars.

Equitable Life has begun to centralize its life insurance processing and servicing functions in a new National Operations Center in Charlotte, North
Carolina. This will result in the closing of the operations facilities in Des Moines, Iowa and Fresno, California, and should enhance service to policyholders, streamline operations and provide cost savings.

During 1996 management made a strategic decision to create its own wholesale distribution company to offer the Income Manager series of products to securities firms, financial planners and banks. During the last nine months of 1996, Equitable Distributors, Inc. ("EDI") hired staff and by year end employed 26 field and 36 home office personnel. A specially designed product series was developed for EDI during 1996, and EDI began marketing the new series in November through a major securities firm and several regional and financial planning firms. EDI ended the year with executed sales agreements with 70 broker-dealers. Agreements were also reached with two major banks. During 1996, the agency force increasingly began to incorporate the Income Manager series of products into their sales process. Nearly 1,700 agents sold an Income Manager product during 1996.

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

                                      1-4

Insurance Underwriting. The risk selection process is carried out in the Insurance Group by underwriters who evaluate policy applications on the basis of information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. Underwriting rules and procedures established by the Insurance Group's underwriting area are designed to produce mortality results consistent with assumptions used in product pricing while providing for competitive risk selection.

The Insurance Group limits risk retention on new policies to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. All in-force business above those amounts has been reinsured. Automatic reinsurance arrangements have been negotiated that permit single-life policies to be written up to $35 million, and second-to-die policies to be written up to $25 million. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1% of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also assumes mortality risk as a reinsurer. Mortality risk on any single life (through reinsurance assumed and directly written coverage) is limited to $5.0 million. For additional information on the Insurance Group's reinsurance agreements, see Note 10 of Notes to Consolidated Financial Statements.

Insurance Liabilities. The Insurance Group has established liabilities for policyholders' account balances and future policy benefits to meet obligations on various policies and contracts. Policyholders' account balances for universal life and variable life and other investment-type policies are equal to cumulative account balances, which are the sum of net premiums or considerations plus credited interest or net investment results, less expense, mortality and risk charges and withdrawals. For participating traditional life policies, future policy benefits are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contract. Future policy benefits for non-participating traditional products are computed on the basis of assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation), which are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration.

During the fourth quarter of 1996, management took reserve strengthening and other actions which significantly affected the net performance of The Equitable for the fourth quarter and full year 1996. For additional information on these actions, see Note 2 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Insurance Operations - Disability Income", "- Group Pension Products" and "- Discontinued Operations".

The insurance liabilities reflected in the consolidated balance sheets included herein are prepared in accordance with GAAP and differ from the reserves prescribed by statutory accounting practices and carried on the Insurance Group's statutory financial statements. The variances arise from differences in the reserve calculation methods and from the use of different mortality, morbidity, interest rate and persistency assumptions. See Note 17 of Notes to Consolidated Financial Statements.

Investment Services

General. The Investment Services segment, which in 1996 accounted for approximately $1.13 billion or 23% of consolidated revenues, provides investment management, investment banking, securities transaction and brokerage services to both corporate and institutional clients, including the Insurance Group, and to high net worth individuals. In recent years, rapid growth in sales of mutual funds to individuals and retail clients has augmented the traditional focus on institutional markets. This segment also includes the institutional Separate Accounts, which provide various investment options for group clients through pooled or single group accounts. The results of DLJ were included in Equitable


                                      1-5

Life's consolidated statements of earnings until December 15, 1993, the date on which Equitable Life sold a 61% interest in DLJ to the Holding Company. Subsequent to that date, DLJ is accounted for on the equity basis. See Note 20 of Notes to Consolidated Financial Statements. For additional information on the Investment Subsidiaries, including their respective results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services".

The Equitable continues to pursue its strategy of increasing third party assets under management. The Investment Subsidiaries have steadily added to third party assets under management, while continuing to provide investment management services to the Insurance Group. At December 31, 1996, Equitable Life and its subsidiaries had $229.3 billion of assets under management and DLJ had $10.5 billion of assets under management for a total of $239.8 billion. Of this total, $184.8 billion (or 77.1%) were managed by the Investment Subsidiaries for third parties, including domestic and overseas investors, mutual funds, pension funds, endowment funds and, through the Insurance Group's Separate Accounts, insurance and annuity customers of the Insurance Group. Approximately $140.7 million (12.5%) of the revenues of the Investment Services segment for the year ended December 31, 1996 consisted of fees earned by the Investment Subsidiaries for investment management and other services provided to the Insurance Group and to unconsolidated real estate joint ventures. For additional information on fees and assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Services - Fees From Assets Under Management".

Alliance

General - Alliance, one of the nation's largest investment advisors, provides diversified investment management services to a variety of institutional clients, including pension funds, endowments and foreign financial institutions, as well as to individual investors principally through a broad line of mutual funds. As of December 31, 1996, Alliance had approximately $182.8 billion in assets under management (including $159.6 billion for third party clients). Alliance's assets under management at December 31, 1996 consisted of approximately $119.5 billion from separately managed accounts for institutional investors and high net worth individuals and approximately $63.3 billion from mutual fund accounts. Alliance's greatest growth in recent years has been in products for individual investors, primarily mutual funds, which generate relatively high management and servicing fees as compared to fees charged to separately managed accounts. As of December 31, 1996, The Equitable owned a 1% general partnership interest in Alliance and approximately 57.3% of the units representing assignments of beneficial ownership of limited partnership interests in Alliance ("Alliance Units").

On February 29, 1996, Alliance acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited (collectively, "Cursitor") for Units, cash and notes equaling approximately $159.0 million, and substantial additional consideration which will be determined at a later date. Cursitor specializes in providing global asset allocation services to U.S. and non-U.S. institutional investors. Significant account terminations have occurred and assets under management in Cursitor portfolios as of February 28, 1997 were less than $7 billion.

In August 1996, Alliance, Equitable Life and two principals of Albion Asset Advisors LLC formed Albion Alliance LLC to manage private investments on behalf of institutional and large private investors. The new joint venture will have a global focus and will expand Alliance's existing corporate finance and private investing business, particularly in emerging markets. For additional information on these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services".

Alliance's business can be divided into two broad categories: Separately Managed Accounts and Mutual Funds Management. Alliance's separately managed account business consists primarily of the active management of equity and fixed income accounts for institutional investors and high net worth individuals. Alliance's mutual fund management services, which developed as a diversification of its separately managed account business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

                                      1-6

Separately Managed Accounts - At December 31, 1996, separately managed accounts (other than investment companies and deposit accounts) represented approximately 65.4% of Alliance's total assets under management while the fees earned from the management of those accounts represented approximately 35.6% of Alliance's revenues for the year ended December 31, 1996. Alliance's separately managed account business consists primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts. Alliance also provides active management for international (non U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation and management for private investments, venture capital portfolios, and hedge fund portfolios. In addition, Alliance provides "passive" management services for equity, fixed income and international accounts.

As of December 31, 1996, Alliance acted as investment manager for approximately 1,550 separately managed accounts (other than investment companies) which include corporate employee benefit plans, public employee retirement systems, endowment funds, foundations, foreign governments, financial and other institutions and the General and Separate Accounts of Equitable Life and its insurance company subsidiaries. The General and Separate Accounts of the
Insurance Group are Alliance's largest institutional clients. Alliance's separately managed accounts are managed pursuant to written investment management agreements between the clients and Alliance, which are usually terminable at any time or upon relatively short notice by either party.

Mutual Funds Management - Alliance also (i) manages The Hudson River Trust which is the funding vehicle for the individual variable life insurance and annuity products offered by the Insurance Group; (ii) manages and sponsors a broad range of open and closed-end mutual funds other than The Hudson River Trust ("Alliance Mutual Funds"); and (iii) provides cash management services (money market funds and Federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies, and other financial intermediaries. The assets comprising all Alliance Mutual Funds, The Hudson River Trust and deposit accounts on December 31, 1996, amounted to approximately $63.3 billion.

Other - Alliance generally is not subject to Federal, state and local income taxes, with the exception of the New York City unincorporated business tax, which is currently imposed at a rate of 4%. Domestic subsidiaries of Alliance are subject to Federal, State and local income taxes. Its subsidiaries organized and operating outside the United States are generally subject to taxes in the foreign jurisdictions where they are located. Under the Revenue Act of 1987, the exemption from Federal income taxes for publicly traded limited partnerships, including Alliance, will expire on December 31, 1997. As a consequence, if Alliance retains its current structure, it will be taxed as a corporation as of January 1, 1998. In response to this pending loss of Alliance's partnership tax status, the management of Equitable Life and the management of Alliance are presently reviewing alternatives which may result in Equitable Life's Alliance Units ceasing to be publicly traded. The management of Alliance expects to announce its plans during the second quarter of 1997. For a discussion of the possible effects of these matters on the valuation of Equitable Life's Alliance Units for statutory purposes and on statutory capital, see "Management's
Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources - Insurance Group - Sources of Insurance Group Liquidity".

For additional information on Alliance, see Alliance's Annual Report on Form 10-K for the year ended December 31, 1996.

Donaldson, Lufkin & Jenrette, Inc.

DLJ, in which Equitable Life owns a minority 36.1% interest, is a leading integrated investment and merchant bank that serves institutional, corporate, governmental and individual clients both domestically and internationally. DLJ's businesses include securities underwriting, sales and trading; merchant banking; financial advisory services; investment research; correspondent brokerage services; and asset management. On October 30, 1995, DLJ completed an initial public offering ("IPO") of 10.58 million shares of its common stock and the sale of $500.0 million aggregate principal amount of its senior notes due November 1, 2005. See Note 20 of Notes to Consolidated Financial Statements for additional information. At December 31, 1996, Equitable Life owned approximately 36.1% and the Holding Company owned approximately 43.8% of DLJ's issued and outstanding common stock following a sale on that date by the Holding Company to AXA of 85,000 shares of DLJ's stock. Assuming full vesting of the forfeitable restricted stock units and the exercise of stock options granted to certain


                                      1-7
employees in connection with DLJ's IPO (but excluding any shares issued under employee stock options which may be granted after the IPO), Equitable Life would own approximately 28.4% and the Holding Company would own approximately 34.6% of DLJ's common stock. While DLJ is now accounted for on the equity basis in Equitable Life's consolidated financial statements, the financial data contained in the following description reflects DLJ's business in total. "See Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment Investment Services".

DLJ conducts its business through three principal operating groups, each of which is an important contributor to revenues and earnings: the Banking Group, which includes DLJ's Investment Banking, Merchant Banking and Emerging Markets groups; the Capital Markets Group, consisting of DLJ's Fixed Income, Institutional Equities and Equity Derivatives Divisions, Autranet, a distributor of investment research products, as well as Sprout, its venture capital affiliate, and the Financial Services Group, comprised of the Pershing Division, the Investment Services Group and the Asset Management Group.

DLJ's Banking Group is a major participant in the raising of capital and the providing of financial advice to companies throughout the U.S. and has significantly expanded its activities abroad. Through its Investment Banking group, DLJ manages and underwrites public offerings of securities, arranges private placements and provides advisory and other services in connection with mergers, acquisitions, restructurings and other financial transactions. Its Merchant Banking group pursues direct investments in a variety of areas through a number of investment vehicles funded with capital provided primarily by institutional investors, DLJ and its employees. Emerging Markets Group specializes in client advisory services for mergers, acquisitions and financial restructurings, as well as merchant banking and the underwriting, placement and trading of equity, debt derivative securities in Latin America, Eastern Europe, Asia and South Africa.

The Capital Markets Group encompasses a broad range of activities including trading, research, origination and distribution of equity and fixed income securities, private equity investments and venture capital. Its Fixed Income Division provides institutional clients with research, trading and sales services for a broad range of taxable fixed income products including high yield corporate, investment grade corporate, U.S. government and mortgage-backed securities. The Institutional Equities division provides institutional clients with research, trading and sales services in U.S. listed and over the counter equity securities. In addition, DLJ's Equity Derivatives Division provides a broad range of equity and index options products, while Sprout is one of the oldest and largest groups in the private equity investment and venture capital industry. Autranet Inc., a registered broker-dealer and member firm of the NYSE, is active in the distribution of investment research products purchased from approximately 430 sources known as "independent originators." Independent originators are research specialists, not primarily employed by securities firms, and range in size and scope from large economic consulting firms to individual freelance analysts. Autranet generates its revenues from a client base of over 400 domestic and international institutions.

The Financial Services Group provides a broad array of services to individual investors and the financial intermediaries which represent them. Pershing is a leading provider of correspondent brokerage services, clearing transactions for over 550 U.S. brokerage firms which collectively maintain over 1.4 million client accounts. DLJ's Investment Services Group provides high net worth individuals and medium and smaller sized institutions with access to DLJ's equity and fixed income research, trading services and underwriting. Through its Asset Management Group, DLJ provides cash management, investment advisory and trust services primarily to high net worth individual and institutional investors.

The securities industry generally experienced favorable market conditions in 1996, as strong rallies in the stock and bond markets and strong trading volumes on all major exchanges helped fuel merger and acquisition activity as well as underwriting activity. DLJ's principal business activities are, by their nature, highly competitive and subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and are likely to continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions, and the size and timing of transactions.

                                      1-8

In January 1997, DLJ reached an agreement to acquire (the "Acquisition") a London-based financial advisory firm, Phoenix Group Limited ("Phoenix"). Phoenix is an international financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and a private equity fund management business investing in unquoted securities. It also makes acquisitions as principal. As a portion of the total consideration paid in connection with the Acquisition, DLJ issued on March 26, 1997, $28,779,000 aggregate principal amount of 5% Junior Subordinated Convertible Debentures due 2004 (the "DLJ Convertible Debentures") to the current shareholders of Phoenix, pursuant to Regulation S under the Securities Act of 1933, as amended. The DLJ Convertible Debentures are convertible into common stock of DLJ beginning 40 days after issuance at a conversion price of $42.00 per share. The Acquisition does not have a material effect on DLJ's results of operations.

For additional information on DLJ, see DLJ's Annual Report on Form 10-K for the year ended December 31, 1996.

Equitable Real Estate

General - As of December 31, 1996, Equitable Real Estate had $24.8 billion of assets under management (including $14.7 billion for third party clients). Equitable Real Estate is ranked as the largest United States manager of tax-exempt assets invested in real estate and provides real estate investment management services, property management services (through its two COMPASS subsidiaries), mortgage servicing and loan asset management, mortgage loan origination (through its affiliate Column Financial, Inc.) and agricultural investment management (through its affiliate Equitable Agri-Business, Inc.). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Combined Results of Continuing Operations by Segment - Investment Services".

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

In March 1997, Equitable Real Estate purchased a 50% interest in AMB Rosen Real Estate Securities, LLC, an investment firm specializing in the management of investment portfolios of real estate investment trust stocks. The company was renamed ERE Rosen, LLC and has approximately $126 million in assets under management for clients that include pension funds, endowments and foundations.

As of December 31, 1996, Equitable Real Estate managed equity and joint venture interests in approximately 3,664 investments covering over 297 million square feet of real estate, and managed mortgage loans with a carrying value of approximately $7.7 billion. The equity real estate and mortgage portfolios managed by Equitable Real Estate include investments in a range of commercial, agricultural and industrial properties including regional and neighborhood shopping centers, downtown and suburban office buildings, apartments, warehouse and distribution facilities and hotels. As of December 31, 1996, Equitable Real Estate managed one of the largest portfolios of regional shopping malls in the United States and managed substantial holdings in major center city office properties.

The Equitable is exploring strategic alternatives regarding Equitable Real Estate. Such alternatives may include a possible sale of all or a portion of Equitable Real Estate.

Institutional Account Management - As of December 31, 1996 Equitable Real Estate managed $12.1 billion in real estate assets on behalf of approximately 253 pension funds. Equitable Real Estate's largest real estate investment account is Prime Property Fund which had net assets of $3.0 billion as of December 31, 1996, making it the largest open-end real estate investment fund for pension funds in the United States.

In addition, Equitable Real Estate offers a series of special focus, closed-end pooled funds, certain single and multi-property pooled funds, single client accounts tailored to achieve a specific set of investment goals and certain other accounts tailored to meet the objectives of large public pension fund clients.

                                      1-9

Mortgage Operations - At December 31, 1996, Equitable Real Estate managed a mortgage portfolio on behalf of the Insurance Group with an outstanding balance of approximately $6.3 billion. Services provided by Equitable Real Estate to the Insurance Group and other clients include mortgage and asset management services including due diligence, portfolio valuation, loan custody, maintenance, reporting and cash management, loan restructuring, foreclosures, equity real estate management and disposition.

Property Management Operations - At December 31, 1996, COMPASS Management and Leasing and COMPASS Retail managed over 187.3 million square feet of commercial office and retail space for Equitable Life and third party clients. Services provided by these two subsidiaries of Equitable Real Estate include property and facilities management of commercial properties and management and development of regional shopping centers.

Other Operations - At December 31, 1996, Equitable Real Estate's International Group managed approximately $1.3 billion in U.S. real estate investments for 35 Pacific Rim and European investors. Equitable Real Estate's international products include direct equity real estate investments and pooled equity real estate funds. In addition, Equitable Agri-Business offers agricultural investment management advisory services to the Insurance Group and third party clients. Equitable Real Estate also has various joint venture relationships, including Column Financial, Inc., a venture with DLJ, which originates, packages and securitizes mortgage loans, and Equitable Real Estate Hyperion Capital Advisors, LLP., a venture with Hyperion Capital Management, Inc., which provides advice with respect to investments in commercial mortgage-backed securities.

Institutional Separate Accounts

The Investment Services segment includes the Insurance Group's Separate Accounts for group clients. Pooled Separate Accounts offer pension fund clients diversification and economies of scale in asset management. Investment options range across the risk spectrum from short-term fixed income portfolios, to equity oriented growth and small capitalization portfolios, to real estate funds. At December 31, 1996, assets held in the institutional Separate Accounts totaled $11.99 billion. Alliance and Equitable Real Estate derive fee income from management of assets invested in these institutional Separate Accounts.

Discontinued Operations

In September 1991, Equitable Life discontinued the operations of the Wind-Up Annuity and GIC lines of business, reflecting management's strategic decision to focus its attention and capital on its core individual insurance and investment services businesses. For additional information on the recent strengthening of loss provisions, see Note 7 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

The GIC line of business includes several types of GIC products pursuant to which Equitable Life is contractually obligated to credit an interest rate which was set at the date of issue. These contracts have fixed maturity dates on which funds are to be returned to the contractholder. Wind-Up annuity products, the terms of which are fixed at issue, were sold to corporate sponsors of terminating qualified defined benefit plans. At December 31, 1996, $1.34 billion of GIC Segment liabilities to contractholders were outstanding, of which $290.7 million were related to GIC products and the balance to Wind-Up annuities.

Closed Block

In connection with the demutualization, Equitable Life established the Closed Block, consisting of certain classes of individual participating policies in respect of which Equitable Life had a dividend scale payable in 1991 and which were in force on July 22, 1992. Since the Closed Block was funded to provide for payment of guaranteed benefits under such policies and, in addition, for continuation of dividends paid under 1991 dividend scales, it will not be necessary to use general funds to pay guaranteed benefits unless the Closed Block experiences very substantial adverse deviations in investment, mortality, persistency or other experience factors. If the assets allocated to the Closed Block, the cash flows therefrom and the revenues from the Closed Block prove to be insufficient to pay the benefits guaranteed under the policies included in the Closed Block, Equitable Life will be required to make such payments from its


                                      1-10
general funds. In addition, if the investment, mortality, persistency or other experience of the Closed Block was substantially worse than that of Equitable Life's principal competitors, management might, for competitive reasons, use Equitable Life's general funds to maintain competitive dividend levels. For more information on the Closed Block, see Notes 2 and 6 of Notes to Consolidated Financial Statements.

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

Although all the assets of the General Account of each insurer in the Insurance Group support all of that insurer's liabilities, the Insurance Group has developed an asset/liability management approach with separate investment segments within each insurer for specific classes of product liabilities, such as insurance, annuity and group pension. As part of this approach, the Insurance Group develops investment guidelines for each product line which form the basis for investment strategies to manage each product's return and liquidity requirements. Specific investments frequently meet the requirements of, and are acquired by, more than one investment segment, with each such investment segment holding a pro rata interest in such investments and the investment return therefrom.

The Closed Block assets are a part of continuing operations and have been combined on a line-by-line basis with assets outside of the Closed Block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis. The General Account Investment Assets and the Holding Company Group investment portfolio are discussed below. For further information on these portfolios and on GIC Segment Investment Assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio" and "- Discontinued Operations". Most individual investments in the portfolios of the GIC Segment are also included in General Account Investment Assets (which include the Closed Block).

The following table summarizes General Account Investment Assets by asset category for the periods shown.

                        General Account Investment Assets
                               Net Amortized Cost
                              (Dollars In Millions)

                                             At December 31, 1996      At December 31, 1995
                                         ------------------------   -------------------------
                                           Amount     % of Total      Amount       % of Total
                                         -----------  -----------   -----------   -----------
Fixed maturities(1)....................   $21,711.6        62.6%     $19,149.9         56.7%
Mortgages..............................     4,513.7        13.0        5,007.1         14.8
Equity real estate.....................     3,518.6        10.1        4,130.3         12.2
Other equity investments...............       392.4         2.0          764.1          2.3
Policy loans...........................     3,962.0        11.4        3,773.6         11.2
Cash and short-term investments(2).....       277.7         0.9          952.1          2.8
                                         -----------  -----------   -----------   -----------
Total..................................   $34,676.0       100.0%     $33,777.1        100.0%
                                         ===========  ===========   ===========   ===========

(1) Excludes unrealized gains of $432.9 million and $857.9 million on fixed maturities classified as available for sale at December 31, 1996 and 1995, respectively.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

                                      1-11

The present composition of the General Account reflects decisions made in 1990 to increase the credit quality of the investment portfolio to support the Insurance Group's objectives of strengthening the balance sheet and improving profitability. The Insurance Group has substantially reduced its exposure to commercial mortgages since December 31, 1990 when they comprised $7.52 billion or 22.4% of the net amortized cost of General Account Investment Assets to $2.84 billion or 8.2% at December 31, 1996 due to repayments and foreclosures. The equity real estate portfolio has decreased modestly from $3.87 billion or 11.6% of net amortized cost at the end of 1990 to $3.52 billion or 10.1% at December 31, 1996, as portfolio sales have been offset by foreclosures and capital additions to safeguard the values in existing investments. Other equity investments have declined from $1.30 billion or 3.9% at December 31, 1990 to $692.4 million or 2.0% at December 31, 1996. In addition, management has reduced the General Account's exposure to below investment grade bonds from a net amortized cost of $3.33 billion or 9.9% of General Account Investment Assets at December 31, 1990 to $2.72 billion or 7.8% at December 31, 1996.

Investment Surveillance. As part of the Insurance Group's investment management process, management, with the assistance of its asset managers, constantly monitors General Account investment performance. Fixed maturity investments are reviewed upon receipt of the obligor's financial statements, generally quarterly, for financial performance and compliance with financial covenants. In situations where the trends in financial performance are negative or where financial covenants are breached, a detailed analysis is performed. To the extent such analysis raises concern about the quality or future performance of the obligor, management then monitors the obligor on an ongoing basis. Similarly, commercial and agricultural mortgage loans are carefully reviewed monthly for the presence of certain objective and subjective characteristics that cause management to perform additional monitoring. This process culminates with a quarterly review of certain assets by the Insurance Group's Surveillance Committee which decides whether values of any investments are other than temporarily impaired, whether specific investments should be classified as problems, potential problems or restructured, and whether specific investments should be put on an interest non-accrual basis. With the adoption of SFAS 121, the valuation methodology for equity real estate is based upon management's classification of each asset as either held for the production of income or available for sale.

For information on the valuation of assets held in the General Account, including information on writedowns and valuation allowances for specific classes of assets and the impact of the implementation of new accounting standards, see Notes 2, 3 and 5 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - General Account Investment Assets Portfolio".

Description of General Account Investment Assets. For portfolio management purposes, General Account Investment Assets are divided into four asset categories: fixed maturities, mortgages, equity real estate and other equity investments.

Fixed Maturities. As of December 31, 1996, the fixed maturities category was the largest asset class of General Account Investment Assets with $21.71 billion in net amortized cost or 62.6% of total General Account Investment Assets. The fixed maturities category consists of both investment grade and below investment grade public and private debt securities, as well as small amounts of redeemable preferred stock. As of December 31, 1996, publicly traded debt securities represented 72.4% of the amortized cost of the asset category, and privately placed debt securities and redeemable preferred stock represented 26.9% and 0.7%, respectively. As of December 31, 1996, 87.5% ($18.99 billion) of the amortized cost of fixed maturities were rated investment grade (National Association of Insurance Commissioners ("NAIC") bond rating 1 or 2). For a discussion of the credit quality of fixed maturities, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations Continuing Operations Investment Portfolio - General Account Investment Portfolio - Investment Results of General Account Investment Assets - Fixed Maturities".

                                      1-12

The following table summarizes fixed maturities by remaining average life as of December 31, 1996.

              Fixed Maturity Investments By Remaining Average Life
                                December 31, 1996
                              (Dollars In Millions)

                                                              Amortized Cost
                                                -----------------------------------------
                                                   Public         Private     % of Total
                                                   Fixed           Fixed        Fixed
                                                 Maturities     Maturities    Maturities
                                                ------------   ------------   ----------
Remaining Average Life:(1)
Less than one year............................   $    318.5     $    347.7         3.1%
One or more and less than three years.........        650.8          637.0         5.9
Three or more and less than five years........      1,547.5        1,307.0        13.1
Five or more and less than seven years........      1,925.2        1,218.1        14.5
Seven or more and less than ten years.........      3,353.7        1,485.2        22.3
Ten or more and less than fifteen years.......      1,268.5          466.3         8.0
Fifteen or more and less than twenty years....        553.2           99.8         3.0
More than twenty years........................      1,492.2          147.4         7.6
                                                ------------   ------------   ----------
      Subtotal................................     11,109.6        5,708.5        77.5
Collateralized mortgage obligations(2)........      2,416.4          132.6        11.7
Mortgage pass-through securities(2)...........      2,202.9            0.0        10.1
Redeemable preferred stock and other..........        116.7           24.9         0.7
                                                ------------   ------------   ----------
Total.........................................   $ 15,845.6     $  5,866.0       100.0%
                                                ============   ============   ==========

(1) Assumes debt securities are not called for redemption prior to stated maturity. Declines in prevailing interest rates may result in higher levels of redemptions prior to maturity of fixed maturities that do not have adequate call protection. At December 31, 1996, approximately 60.4% (measured by amortized cost) of fixed maturities (excluding collateralized mortgage obligations ("CMOs"), asset-backed securities, mortgage pass-through securities and preferred stock and other) were non-callable. An additional approximately 24.0% had call protection due to substantial prepayment ("make-whole") premiums. Approximately 2.8% were callable bonds with coupon rates of 7.50% or below.

(2) The average life of CMOs and mortgage pass-through securities is not calculated due to the variability of timing of principal repayments. Approximately 76.9% of the CMOs have underlying collateral which bears interest at rates of 7.50% or less and 80.4% of the mortgage pass-through securities bear interest at rates of 7.50% or less.

Investment grade fixed maturities (which includes redeemable preferred stocks) include the securities of 977 different issuers, with no individual issuer representing more than 0.8% of investment grade fixed maturities as a whole. The investment grade fixed maturities are also diversified by industry, with investments in manufacturing (18.1%), banking (10.5%), finance (9.1%), utilities (7.2%), and transportation (5.6%) representing the five largest allocations of investment grade fixed maturities at December 31, 1996. No other industry represented more than 5.0% of the investment grade fixed maturities portfolio at that date.

Below investment grade fixed maturities (NAIC bond rating 3 through 6 and redeemable preferred stocks) include the securities of over 247 different issuers with no individual issuer representing more than 0.7% of below investment grade fixed maturities as a whole. At December 31, 1996, the five largest industries represented in these below investment grade fixed maturities were manufacturing (38.7%), finance (12.4%), agricultural/mining/construction (7.9%), banking (6.6%) and wholesale and retail (6.5%). No other industry represented 6.1% or more of this portfolio. The General Account also has interests in below investment grade fixed maturities through equity interests in a number of high yield funds. See "Other Equity Investments".

                                      1-13

For information regarding problem, potential problem and restructured investments in the fixed maturities category, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Fixed Maturities".

Mortgages. As of December 31, 1996, measured by amortized cost, commercial mortgages totaled $2.90 billion (63.4% of the amortized cost of the category), agricultural loans were $1.67 billion (36.5%) and residential loans were $4.0 million (0.1%). As of December 31, 1996, over 97.2% of all commercial mortgage loans, measured by amortized cost, bore a fixed interest rate.

Commercial Mortgages - Commercial mortgages, substantially all of which are made on a non-recourse basis, consist primarily of fixed rate first mortgages on completed properties. As of December 31, 1996, first mortgages (which include all mortgages where no other lender holds a senior position to Equitable Life) represented $2.89 billion (99.6%) of the amortized cost of the commercial mortgage portfolio and there were no construction loans in the category. These loans are diversified by property type. As of December 31, 1996, there were 403 individual commercial mortgage loans collateralized by office buildings, retail properties, industrial properties, apartment buildings, hotels and land. By dollar amount of amortized cost, loans collateralized by downtown office buildings comprised 70.6% of the loans on office properties and regional malls comprised 73.4% of the loans collateralized by retail properties as of such date.

The following tables set forth the distribution, by property type and by state, of the commercial mortgages as of December 31, 1996.

               Commercial Mortgages By Property Type and By State
                                December 31, 1996
                                  (In Millions)

                             Amortized                                          Amortized
                               Cost                                               Cost
                            ------------                                        -----------
Property Type:                             State:
Office.....................  $  1,366.9    New York............................  $   401.6
Retail.....................       764.1    Pennsylvania........................      255.2
Hotel......................       368.6    Texas...............................      237.1
Industrial.................       263.8    California..........................      223.3
Apartment..................       121.1    Connecticut.........................      216.7
Land and other.............        16.7    Ohio................................      196.5
                            ------------
Total......................     2,901.2    Maryland............................      179.1
Less valuation allowances..        64.2    Virginia............................      148.1
                            ------------
Carrying Value.............  $  2,837.0    Other (no state larger than 5%).....    1,043.6
                            ============                                        -----------
                                           Total...............................    2,901.2
                                           Less valuation allowances...........       64.2
                                                                                -----------
                                           Carrying Value......................  $ 2,837.0
                                                                                   ===========

Substantially all the mortgage loans in the General Account were originated by Equitable Life and not purchased from third parties. Equitable Life's investment policy with regard to the origination of new General Account mortgage loans involves a review of the economics of the property being financed, the loan to value ratio, adherence to guidelines that provide for diversification of Equitable Life's mortgage portfolio by property type and location and a review of prevailing industry lending practices. In recent years, Equitable Life substantially reduced its volume of new mortgage loan originations. Management believes the current aggregate loan-to-value ratio of commercial mortgage loans in the problem, potential problem or the restructured categories is higher than the current aggregate loan-to-value ratio of performing loans not in those categories.

                                      1-14

The commercial mortgage portfolio includes both amortizing and balloon loans. Management defines balloon loans to be mortgages for which the final principal payment is more than half of the original loan amount. As of December 31, 1996, 22.5% of the portfolio was comprised of loans that provided for majority or complete amortization prior to final maturity. For information on maturity and principal repayment schedule for the commercial mortgage portfolio as of December 31, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio
- General Account Investment Portfolio - Investment Results of General Account Investment Assets".

For information regarding problem, potential problem and restructured commercial mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - General Account Investment Portfolio - Investment Results of General Account Investment Assets - Mortgages".

Agricultural Mortgages - The agricultural mortgage loans add diversity to the mortgage loan portfolio. As of December 31, 1996, there were approximately 4,373 outstanding agricultural mortgages with an aggregate amortized cost of $1.67 billion. The agricultural loans are distributed across U.S. agricultural regions and are diversified by property type. As of December 31, 1996, 26.7%, 26.3%, 18.9%, 13.8%, 6.9% and 7.4% of these assets were collateralized by land used for grain crops, fruit/vine/timber, general farm purposes, ranch and livestock, agri-business and food and timber production, respectively. By state, 30.3%, 7.9%, 6.0%, 4.8% and 4.1% of the properties collateralizing these loans were located in California, Minnesota, Texas, Florida and Arkansas, respectively. Of the remaining properties collateralizing agricultural loans no more than 4% are located in any single state.

Equity Real Estate. The equity real estate category consists of office, retail, hotel, industrial and other properties. Office properties constitute the largest component of the category and primarily are significant downtown buildings in major cities. The retail properties are largely regional malls, and the hotels are generally members of major chains with national reservation systems. As of December 31, 1996, 16.8% of the total amortized cost of equity real estate included in General Account Investment Assets represented commercial properties acquired as investment real estate after December 31, 1986. The remainder of the equity real estate portfolio was acquired prior to 1987 or represents properties acquired through foreclosure. While Equitable Life historically has been an active investor in equity real estate, it has a policy of not investing substantial new funds in equity real estate, except to safeguard values in existing investments or to honor outstanding commitments. Equitable Life intends to continue to seek to sell individual equity real estate properties on an opportunistic basis. If a significant amount of equity real estate not currently held for sale is sold, material investment losses would likely be incurred. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - General Account Investment Portfolio - Continuing Operations Overview".

                                      1-15

The following tables reflect the distribution by property type and state of the equity real estate assets as of December 31, 1996.

                Equity Real Estate By Property Type and By State
                                December 31, 1996
                                  (In Millions)

                              Amortized                                           Amortized
                                Cost                                                Cost
                             ------------                                        -----------

Property Type:                              State:
Office......................  $  2,476.9    Massachusetts.......................  $   755.7
Retail......................       389.9    California..........................      540.5
Industrial..................       221.5    New York............................      440.6
Mixed Use...................       140.5    Georgia.............................      334.8
Agricultural................        91.1    Illinois............................      276.0
Hotel/Motel.................        24.3    Pennsylvania........................      201.6
Apartment...................         0.3    Other (no state larger than 5%).....    1,059.8
                                                                                 -----------
Other.......................       264.5    Total...............................    3,609.0
                             ------------
Total.......................     3,609.0    Less valuation allowances...........       90.4
                                                                                 -----------
Less valuation allowances...        90.4    Carrying Value......................  $ 3,518.6
                             ------------                                        ===========
Carrying Value..............  $  3,518.6
                             ============

Other Equity Investments. The other equity investments category consists primarily of limited partnership interests in high yield debt and equity funds managed by outside investment managers, (the largest of which at December 31, 1996 was Acadia Partners, L.P., with a net amortized value of $124.3 million), The Deal Flow Fund, L.P. which had an amortized cost of $78.0 million at December 31, 1996 (the "Deal Flow Fund"), common and preferred stock acquired in connection with private leveraged buyout transactions and other below investment grade investments (including common stock). Management expects to explore new equity investments as existing investments mature and distribute their realized gains. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Continuing Operations Investment Portfolio - Investment Results of General Account Investment Assets - Other Equity Investments".

Employees and Agents

As of December 31, 1996, The Equitable had approximately 14,700 employees. Of these, approximately 4,300 were employed by the Insurance Group and approximately 10,400 were employed by the Investment Subsidiaries. In addition, the Insurance Group's career sales force consists of over 7,200 agents, some of whom, including agency and district managers and newer agents compensated on a combined salary and commission basis, are employees of the Insurance Group. Management believes relations with employees and agents are good.

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

                                      1-16

The principal competitive factors affecting the Insurance Group's business are price, financial and claims-paying ratings, size, strength and professionalism of agency force, range of product lines, product quality, reputation and visibility in the marketplace, quality of service and, with respect to variable insurance and annuity products, investment management performance. Management believes the registration of a large majority of its agency force by the National Association of Securities Dealers, Inc. ("NASD") and the training provided to agents by the Insurance Group provide the Insurance Group with a competitive advantage in effectively penetrating and communicating with its target markets.

Ratings are an important factor in establishing the competitive position of insurance companies. Since Equitable Life's demutualization, the financial strength or claims-paying ratings of Equitable Life and EVLICO have been upgraded by each of Moody's Investors Service ("Moody's"), Standard & Poor's Corporation ("S&P"), A.M. Best Company, Inc. and Duff & Phelps Credit Rating Co. As of December 31, 1996, the financial strength or claims-paying rating of Equitable Life and EVLICO was AA- from S&P (4th highest of 18 ratings), Aa3 from Moody's (4th highest of 19 ratings), A from A.M. Best Company, Inc. (3rd highest of 15 ratings), AA from Fitch Investors Service, L.P. (3rd highest of 18 ratings) and AA- from Duff & Phelps Credit Rating Co. (4th highest of 18 ratings). After AXA's acquisition of UAP, four of the rating agencies just named placed Equitable Life on ratings watch. As of March 14, 1997, Moody's, S&P and Duff & Phelps Credit Rating Co. continued the ratings watch status.

During 1997, management intends to explore selective acquisition opportunities in Equitable Life's core insurance and asset management businesses.

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

Many of the firms competing with these Investment Subsidiaries for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the investment performance and range of mutual funds and cash management services offered, the quality in servicing customer accounts and the capacity to provide financial incentives to intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" plans and the manager's own resources. Equitable Life is subject to New York Insurance Law limitations on the amount it may invest in its Investment Subsidiaries (including Alliance and Equitable Real Estate); however, these limitations do not apply to investments by the Holding Company.

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

Securities and Investment Banking. DLJ encounters significant competition in all aspects of the securities business and competes worldwide directly with other securities firms, both domestic and foreign, a number of which have greater capital, financial and other resources than DLJ currently has at its disposal. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. The principal competitive factors influencing
DLJ's business are its professional staff, the firm's reputation in the marketplace, its existing client relationships, the ability to commit capital to client transactions and its mix of market capabilities. DLJ's ability to compete effectively in securities brokerage and investment banking activities will also be influenced by the adequacy of its capital levels.

                                      1-17

Regulation

State Supervision. The Insurance Group is licensed to transact its insurance business in, and is subject to extensive regulation and supervision by, all 50 of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and nine of Canada's twelve provinces and territories. Equitable Life is domiciled in New York and is primarily regulated by the New York Superintendent as was EVLICO prior to its merger into Equitable Life. The extent of state regulation varies, but most jurisdictions have laws and regulations governing standards of solvency, levels of reserves, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. The New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred. The Insurance Group is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by such agencies at regular intervals. During 1996 the New York Insurance Department ("NYID") conducted a regular quinquennial examination of Equitable Life for the period from 1991 through 1995. While the report has not yet been filed, management does not expect the results of the examination to be material to the consolidated financial position of Equitable Life.

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

Statutory Investment Valuation Reserves. Statutory accounting practices require a life insurer to maintain two reserves, an asset valuation reserve ("AVR") and an interest maintenance reserve ("IMR") to absorb both realized and unrealized gains and losses on most of an insurer's invested assets.

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

As of December 31, 1996, the maximum AVR for the assets of the Insurance Group was $1.8 billion and the actual AVR was $1.3 billion. The $524.7 million difference between the maximum and actual AVR has no statutory or regulatory significance other than its effect on the required future contribution to AVR.

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

                                      1-18

In 1996, the AVR increased statutory surplus by $48.4 million and the IMR decreased statutory surplus by $22.6 million, as compared to decreases of $365.7 million and $80.3 million, respectively, in 1995. The increase in statutory surplus caused by the AVR in 1996 primarily was a result of realized capital losses on real estate and mortgages. The decrease caused by the IMR resulted from realized capital gains due to changes in interest rates.

Changes in statutory surplus resulting from increases or decreases in AVR and IMR impact the funds available for shareholder dividends. See "Shareholder Dividend Restrictions". AVR and IMR are not included in financial statements prepared in conformity with GAAP. Asset valuation allowances reflected in consolidated financial statements included herein are established under GAAP. While the future effect of both AVR and IMR on the Insurance Group's statutory surplus will depend on the actual composition (both as to type and quality) of the Insurance Group's assets and gains/losses, management does not expect these reserves will reduce its statutory surplus to levels that would constrain the growth of the Insurance Group's operations. See "Regulation Insurance Statutory Surplus and Capital".

Surplus Relief Reinsurance. The Insurance Group uses surplus relief reinsurance, which has no GAAP financial reporting effect other than from the associated expense and risk charge and administrative costs. However, surplus relief reinsurance does have the effect of increasing current statutory surplus while reducing future statutory earnings. As of December 31, 1996, $218.7 million (6.1%) of the Insurance Group's total statutory capital (capital, surplus and AVR) resulted from surplus relief reinsurance. Management reduced surplus relief reinsurance by approximately $60.2 million in 1996 and by $445.3 million since December 31, 1992. Management currently intends to eliminate all surplus relief reinsurance by December 31, 2000. Such reductions will reduce the amount of the Insurance Group's statutory surplus on a dollar-for-dollar basis. The ability of Equitable Life to pay dividends to the Holding Company may be affected by the reduction of statutory earnings caused by reductions in the levels of surplus relief reinsurance.

Management believes the Insurance Group's surplus relief reinsurance agreements are in substantial compliance with all applicable regulations.

NAIC Ratios. On the basis of statutory financial statements filed with state insurance regulators, the NAIC calculates annually a number of financial ratios to assist state regulators in monitoring the financial condition of insurance companies. Twelve ratios were calculated based on the 1996 statutory financial statements. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios can lead to inquiries from individual state insurance departments.

For Equitable Life's 1996 statutory financial statements, three ratios fell outside of the "usual range." These ratios include (i) the ratio of net gain to total income, (ii) the ratio of investments in affiliates to capital and surplus, and (iii) the reserving ratio for individual life insurance products. This result reflects (i) Equitable Life's investment performance in 1996, including realized and unrealized capital gains and losses, (ii) the fact that Equitable Life conducts a substantial portion of its business through subsidiaries, and (iii) the effects of Equitable Life's reinsurance contracts, (see "Surplus Relief Reinsurance"). Based on Equitable Life's statutory financial statements for 1995, four of eleven ratios fell outside of the "usual range" established by the NAIC. After review, in 1995 an NAIC examiner team designated Equitable Life as requiring second priority regulatory attention based upon losses from operations, affiliated company transactions, investments in affiliates, investments in mortgage loans and real estate and non-investment grade bonds in each case as reflected in its 1995 statutory financial statements. This designation advised state regulators to accord high priority to Equitable Life in the surveillance process. No regulatory action by the NYID or any other state insurance regulator occurred as a result of this designation.

Based on EVLICO's statutory financial statements for 1996, two ratios fell outside of the "usual range." These include (i) the ratio of net gain to total income, and (ii) the reserving ratio for individual life insurance products. This result reflects (i) EVLICO's investment performance in 1996, including realized and unrealized capital gains and losses, and (ii) the effects of EVLICO's reinsurance contracts. On the basis of its statutory financial statements for 1995, EVLICO had three of eleven ratios outside the "usual range" and received third priority designation by an NAIC examiner team. This designation advised state regulators to accord high priority to EVLICO in the surveillance process. No regulatory actions by the NYID or any other state insurance regulator occurred as a result of this designation.

                                      1-19

Management does not expect any 1996 designations accorded to Equitable Life or EVLICO based on their respective 1996 statutory financial statements to have a material adverse effect on the business or operations of Equitable Life or to adversely affect its ratings.

Statutory Surplus and Capital. As a licensed insurer in each of the 50 states of the United States, each member of the Insurance Group is subject to the supervision of the regulators of each such state. Such regulators have the discretionary authority, in connection with the continual licensing of any member of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. Equitable Life does not believe the current or anticipated levels of statutory surplus of the Insurance Group present a material risk that any such regulator would limit the amount of new insurance business the Insurance Group may issue.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, could have a significant adverse impact on the Insurance Group's statutory results and financial position. The codification project is unlikely to become effective until 1998 or later. For additional information concerning Equitable Life's statutory capital, including the possible adverse effects of a restructuring of Alliance to address changes in its tax status, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Insurance Group - Risk-Based Capital".

Risk-Based Capital. Since 1993, life insurers, including Equitable Life has been subject to certain risk-based capital ("RBC") guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus AVR and other adjustments) that a life insurance company should have for regulatory purposes taking into account the risk characteristics of the company's investments and products. The RBC requirements establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The New York Insurance Law gives the insurance commissioner explicit regulatory authority to require various actions by, or take various actions against, insurance companies whose adjusted capital does not meet the minimum acceptable level. Equitable Life was above its target RBC ratios at year end 1996. Recent changes in the RBC formula that will become effective for year end 1997 statutory financial statements and other changes proposed to become effective for year end 1997 are not expected to affect materially Equitable Life's RBC ratio. For additional information concerning Equitable Life's RBC, including the possible adverse effects of a restructuring of Alliance to address changes in its tax status, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Insurance Group - Risk-Based Capital".

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

In December 1995, Equitable Life issued $600.0 million aggregate principal amount of surplus notes (the "Surplus Notes"). See Note 8 of Notes to Consolidated Financial Statements. Under the New York Insurance Law, interest and principal payments on the Surplus Notes may be made only out of "free and divisible surplus ...with approval of the Superintendent whenever, in his judgment, the financial condition of such insurer warrants." Accordingly, the New York Superintendent has broad discretion in determining whether to allow Equitable Life to make payments on the Surplus Notes. Any interest or principal payments on the Surplus Notes by Equitable Life will reduce amounts, if any, available for future payment of dividends to Equitable Life's shareholder.

                                      1-20

Regulation of Investments. The Insurance Group is subject to state laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and other equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, require divestiture. As of December 31, 1996, the Insurance Group's investments were in substantial compliance with all such regulations.

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

ERISA Considerations. The Insurance Group and the Investment Subsidiaries act as fiduciaries and are subject to regulation by the Department of Labor ("DOL") when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act of 1974 ("ERISA"). Severe penalties are imposed by ERISA on fiduciaries which violate ERISA's prohibited transaction provisions or breach their duties to ERISA - covered plans. In a case decided by the United States Supreme Court in December, 1993 (John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank) the Court concluded that an insurance company general account contract that had been issued to a pension plan should be divided into its guaranteed and nonguaranteed components and that certain ERISA fiduciary obligations applied with respect to the assets underlying the nonguaranteed components. Although Equitable Life has not issued contracts identical to the one involved in Harris Trust, some of its policies relating to ERISA-covered plans may be deemed to have nonguaranteed components subject to the principles announced by the Court. During 1994, Equitable Life added additional guarantees to certain of these contracts.

The Supreme Court's opinion did not resolve whether the assets at issue in the case may be subject to ERISA for some purposes and not others. Prohibited Transaction Exemption 95-60, granted by the DOL on July 7, 1995, exempted from the prohibited transaction rules, prospectively and retroactively to January 1, 1975, certain transactions engaged in by insurance company general accounts in which employee benefit plans have an interest. In August 1996, Congress passed the Small Business Job Protection Act of 1996 (Public Law 104-188) which added
Section 401(c) to ERISA. Section 401(c) provides that no later than December 31, 1997, the DOL must issue a final regulation providing guidance defining the circumstances in which an insurer will be deemed to have plan assets in its general account, and how Title I of ERISA will apply to general account assets. Compliance with this anticipated regulation is intended by Congress to provide a safe harbor from ERISA liability for general account contracts issued on or before December 31, 1998. Thereafter, newly issued general account contracts must comply with the applicable fiduciary provisions of ERISA. Equitable Life is actively working with industry trade groups in the preparation of the new regulation and is considering the operational changes it must effect to comply with the regulation. Pending further development of these and other matters, The Equitable is unable to determine whether the General Account will be deemed to have plan assets, and if so, the nature and scope of resulting liability, if any.

Environmental Considerations. As owners and operators of real property, Equitable Life and certain Investment Subsidiaries are subject to extensive Federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk there may be potential environmental liabilities and costs in connection with any required remediation of such properties. Equitable Life routinely conducts environmental assessments for real estate being acquired for investment and before taking title through foreclosure to real property collateralizing mortgages held by Equitable Life. Based on these environmental assessments and compliance with Equitable Life's internal environmental procedures, management believes that any costs associated with compliance with environmental laws and regulations regarding such properties would not be material to the consolidated financial position of Equitable Life.


                                      1-21

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

Securities Laws. Equitable Life, certain of its insurance subsidiaries and certain policies and contracts offered by them are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "Commission") and under certain state securities laws. Certain Separate Accounts of Equitable Life and EVLICO are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). Equitable Life, EQ Financial, EDI, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and certain other subsidiaries of Equitable Life are registered as broker-dealers (collectively the "Broker-Dealers") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Broker-Dealers are subject to extensive regulation (as discussed below in "Investment Banking" with reference to DLJSC), and are members of, and subject to regulation by, the NASD and various other self regulatory organizations ("SROs"). As a result of registration under the Exchange Act and SRO memberships, the Broker-Dealers are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, recordkeeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and rules of the SROs and to prevent improper trading on "material nonpublic" information, employee-related matters, limitations on extensions of credit in securities transactions, and clearance and settlement procedures. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the Broker-Dealers in some instances may be required to make "suitability" determinations as to certain customer transactions, are limited in the amounts that they may charge customers, cannot trade ahead of their customers and must make certain required disclosures to their customers.

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

Investment Banking. DLJ's business is, and the securities industry generally is, subject to extensive regulation in the United States at both the Federal and state level. Various regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. DLJSC is registered as a broker-dealer with the Commission and in all 50 states and the District of Columbia, as a futures commission merchant with the Commodities Futures Trading Commission (the "CFTC"), as an investment advisor in certain states and with the Commission and is also designated a primary dealer in U.S. Government securities by the Federal Reserve Bank of New York. It is also a member of, and subject to regulation by, the NASD, the NYSE, the Chicago Board of Trade ("CBOT"), the National Futures Association and various other self-regulatory organizations. Broker-dealers are subject to regulation by state securities administrators in those states in which they conduct business. Broker-dealers are also subject to regulations that cover all aspects of the securities business, including sales


                                      1-22
and trading practices, use and safekeeping of customers' funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. The Commission, other governmental regulatory authorities, including state securities commissions, and SROs may institute administrative or judicial proceedings, which may result in censure, fine, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences.

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

DLJSC is a member of the Securities Investor Protection Corporation, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. In addition, DLJSC has excess coverage insurance purchased from an unaffiliated third party insurer. Margin lending by certain subsidiaries of DLJ is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE.

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

                                      1-23

Additional legislation and regulations, including those relating to the activities of affiliates of broker-dealers, changes in rules promulgated by the Commission, the CFTC or other U.S. or foreign governmental regulatory authorities and SROs or changes in the interpretations or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of DLJ.

Principal Shareholder

Equitable Life is a wholly owned subsidiary of the Holding Company. AXA is the largest shareholder of the Holding Company, beneficially owning (together with certain of its affiliates) at December 31, 1996 (i) $392.2 million stated value of Series E convertible preferred stock of the Holding Company, and (ii) 60.8% of the outstanding shares of Common Stock of the Holding Company (without giving effect to conversion of the Series E convertible preferred stock beneficially owned by AXA). All shares of the Holding Company's Common Stock and preferred stock beneficially owned by AXA have been deposited in the voting trust referred to below. AXA, a French company, is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities principally in Western Europe, North America and the Asia/Pacific area. AXA is also engaged in asset management, investment banking, securities
trading,   brokerage,  real  estate  and  other  financial  services  activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

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

Voting Trust. In connection with AXA's application to the New York Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust (Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre) have entered into a Voting Trust Agreement dated as of May 12, 1992 (the "Voting Trust Agreement"). The Voting Trust Agreement requires AXA and certain affiliates to deposit any shares of the Holding Company's Common Stock and preferred stock held by them in the Voting Trust. The Voting Trust Agreement also provides (subject to limited exceptions) that in the event that any AXA Party acquires additional shares of such stock, or any other stock of the Holding Company having the power to vote in the election of directors of the Holding Company, it shall promptly deposit such shares in the Voting Trust. Only AXA Parties and certain other affiliates of AXA may deposit shares of Holding Company capital stock into the Voting Trust or be holders of voting trust certificates representing deposited shares. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attaching to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over the Holding Company or Equitable Life). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person which is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The Voting Trust has an initial term of ten years and is subject to extension with the prior approval of the New York Superintendent.


                                      1-24

Part I, Item 2.

                                   PROPERTIES

In 1995 The Equitable executed a long-term lease for approximately 500,000 square feet of office space located at 1290 Avenue of the Americas, New York, New York, which now serves as The Equitable's headquarters. Most of The Equitable's staff has moved from 787 Seventh Avenue, New York, New York and other Manhattan office locations into its new headquarters. The relocation is scheduled for completion in 1999. In addition, The Equitable leases property both domestically and abroad, the majority of which houses insurance operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Notes 18 and 19 of Notes to Consolidated Financial Statements.

In 1996 Equitable Life subleased its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleased that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

DLJ's principal executive offices are presently located at 277 Park Avenue, New York, New York and occupy approximately 793,000 square feet under a lease expiring in 2016. DLJ also leases space at 120 Broadway, New York, New York, aggregating approximately 94,000 square feet. This lease expires in 2006.

Pershing also leases approximately 440,000 square feet in Jersey City, New Jersey, under leases which expire at various dates through 2009.

DLJ also purchased land and a building with approximately 133,000 square feet in Florham Park, New Jersey in February 1996.

DLJ leases an aggregate of approximately 500,000 square feet for its domestic and international regional offices, the leases for which expire at various dates through 2014. Other domestic offices are located in Atlanta, Austin, Boston, Chicago, Dallas, Houston, Jersey City, Los Angeles, Menlo Park, Miami, Oak Brook, Philadelphia and San Francisco. Its foreign office locations are Bangalore, Buenos Aires, Geneva, Hong Kong, London, Lugano, Mexico City, Paris, Sao Paulo and Tokyo. In 1996, DLJ's principal London subsidiary entered into a lease for approximately 76,000 square feet to accommodate the expansion of its international operations. Such lease expires in 2008.

DLJ believes that its present facilities are adequate for its current needs.

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. Alliance currently occupies approximately 290,000 square feet at this location. Alliance also occupies approximately 79,700 square feet at 135 West 50th Street, New York, New York under leases expiring in 1998 and 1999, respectively. Alliance also occupies approximately 22,800 square feet at 709 Westchester Avenue, White Plans, New York, under leases expiring in 1999 and 2000, respectively. Alliance and two of its subsidiaries occupy approximately 114,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016. Alliance leases substantially all of the furniture and office equipment at the New York City and New Jersey offices.

Alliance also leases space in San Francisco, California, Chicago, Illinois, Greenwich, Connecticut, Minneapolis, Minnesota, and Beechwood, Ohio, and its subsidiaries lease space in Boston, Massachusetts, London, England, Paris, France, Tokyo, Japan, Sydney, Australia, Toronto, Canada, Luxembourg, Singapore, Bahrain, Mumbai, India, Sao Paulo, Brazil, and Istanbul, Turkey.

Equitable Real Estate Investment Management, Inc. ("ERE") and Compass Management and Leasing, each of whose principal executive offices are in Atlanta, Georgia, began in March to consolidate in Monarch Tower, 3424 Peachtree Road, N.E., Atlanta, Georgia, where they lease approximately 193,000 square feet under a lease that extends until 2007. This consolidation is expected to be completed by May 1, 1997.

                                       2-1

ERE also has ten regional offices with respect to which it leases approximately 147,000 square feet, under leases that expire at various dates through 2002, in Boston, Chicago, Dallas, Irvine, New York, Philadelphia, Sacramento, San Francisco, Seattle and Washington, D.C.

Compass Retail, Inc., a subsidiary of ERE, has principal executive offices at 5775 Peachtree Road, Atlanta Georgia of approximately 52,000 square feet held under two separate leases which expire in 1999.

Equitable Agri-Business, Inc. has principal executive offices at 12747 Olive Boulevard, St. Louis, Missouri, consisting of approximately 18,000 square feet held under a lease expiring in March 2000.

                                       2-2

Part I, Item 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 14 of Notes to Equitable Life's Consolidated Financial Statements for the year ended December 31, 1996 (Item 8 of this report) are incorporated herein by reference with the following additional information.

The parties to the actions described therein relating to Harrah's Jazz Company and Harrah's Jazz Finance Corp. have agreed to a settlement of such actions, subject to the approval of the U.S. District Court for the Eastern District of Louisiana.



                                       3-1

Part I, Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Omitted pursuant to General Instruction I to Form 10-K.



                                       4-1

Part II, Item 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

All of Equitable Life's common equity is owned by the Holding Company. Consequently, there is no established public trading market for Equitable Life's common equity. No dividends have been declared on Equitable Life's common equity since it was issued on July 22, 1992. For information on Equitable Life's present and future ability to pay dividends, see Note 17 of Notes to Consolidated Financial Statements (Item 8 of this report).



                                       5-1

Part II, Item 6.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                            At or For the Years Ended December 31,
                                              ------------------------------------------------------------
                                                1996          1995         1994       1993         1992
                                              ------------ ----------- ----------- ----------- -----------
                                                                       (In Millions)
Consolidated Statements of Earnings Data(1)
Total revenues(3)(4)(7)....................    $ 4,844.5    $ 4,528.8   $ 4,415.4   $ 6,230.8  $ 6,262.9
Total benefits and other deductions(2)(7)..      4,635.9      4,032.7     3,973.9     5,897.6    6,244.8
                                              ------------ ----------- ----------- ----------- -----------
Earnings from continuing operations
  before Federal income taxes and
  minority interest........................        208.6        496.1       441.5       333.2       18.1
Federal income tax expense.................          9.7        120.5       100.2        94.2       15.8
Minority interest in net income of
  consolidated subsidiaries................         81.7         62.8        50.4        28.6       35.0
                                              ------------ ----------- ----------- ------------ ----------
Earnings (loss) from continuing operations.        117.2        312.8       290.9       210.4      (32.7)
Discontinued operations, net of
  Federal income taxes(2)(5)(6)(7).........        (83.8)         -           -           -          -
Extraordinary charge for demutualization
  expenses.................................          -            -           -           -        (93.8)
Cumulative effect of accounting changes,
  net of Federal income taxes..............        (23.1)         -         (27.1)        -          4.9
                                              ------------ ----------- ----------- ----------- -----------
Net Earnings (Loss)........................    $    10.3    $   312.8   $   263.8   $   210.4   $  (121.6)
                                              ============ =========== =========== ===========  ===========
Consolidated Balance Sheets Data(1)
Total assets(7)............................    $73,607.8    $69,209.0   $61,583.8   $61,118.1   $80,538.8
Long-term debt.............................      1,592.8      1,899.3     1,317.4     1,458.8     1,897.9
Total liabilities(7).......................     69,523.8     64,950.9    58,223.1    57,968.2    77,993.0
Shareholder's equity.......................      4,084.0      4,258.1     3,360.7     3,149.9     2,545.8

(1) In 1996, the Company changed its method of accounting for long-duration participating life insurance contracts, primarily within the Closed Block, in accordance with the provisions prescribed by Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts". The financial statements for 1995, 1994, 1993 and 1992 have been restated for the change. Shareholder's equity increased $194.9 million as of January 1, 1992 for the effect of retroactive application of the new method. See Note 2 of Notes to Consolidated Financial Statements.

(2) During the fourth quarter of 1996, the Company completed experience and loss recognition studies of participating group annuity contracts and conversion annuities ("Pension Par") and disability income ("DI") products. Additionally, the Company's management reviewed the loss provisions for the GIC Segment lines of business. As a result of these studies, $145.0 million of unamortized DI deferred policy acquisition costs ("DAC") were written off and reserves were strengthened by $248.0 million for these lines of business. Consequently, earnings from continuing operations decreased by $255.5 million ($393.0 million pre-tax) and net earnings decreased by $339.3 million. See Notes 2 and 7 of Notes to Consolidated Financial Statements.

(3) Total revenues included additions to asset valuation allowances and writedowns of fixed maturities and, in 1996, equity real estate for continuing operations aggregating $178.6 million, $197.6 million, $100.5 million, $108.7 million and $278.6 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. As of January 1, 1996, the Company implemented SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The adoption of this statement resulted in the release of valuation allowances of $152.4 million on equity real estate and recognition of impairment losses of $144.0 million on real estate held and used.

                                      6-1

(4) Total revenues for the year ended December 31, 1994 included a $52.4 million gain resulting from Alliance's sales of newly issued units. The year ended December 31, 1993 included a $49.3 million gain (before variable compensation and related expenses) related to the sale of shares of one investment in the DLJ long-term corporate development portfolio. The year ended December 31, 1992 included a gain on that same investment of $166.2 million, which consisted of a $82.4 million investment gain on shares sold and an $83.8 million investment gain from the recognition of an increase in fair value of the investment.

(5) Discontinued operations, net of Federal income taxes, included additions to asset valuation allowances and writedowns of fixed maturities and, in 1996, equity real estate for the GIC Segment aggregating $36.0 million, $38.2 million, $50.8 million, $53.0 million and $105.6 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Additionally, the implementation of SFAS No. 121 as of January 1, 1996 resulted in the release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used.

(6) Discontinued operations, net of Federal income taxes, included GIC Segment after-tax losses of $83.8 million for the year ended December 31, 1996. Incurred losses of $23.7 million, $25.1 million, $21.7 million, $24.7 million and $160.9 million for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, were charged to the GIC Segment allowance for future losses. See Note 7 of Notes to Consolidated Financial Statements.

(7) The results of the Closed Block for the periods subsequent to July 22, 1992 are reported on one line in the consolidated statements of earnings. Accordingly, total revenues and total benefits and other deductions are not comparable for all periods presented. Total assets and total liabilities include the assets and liabilities of the Closed Block, respectively, and therefore amounts are comparable for all periods presented. See Note 6 of Notes to Consolidated Financial Statements. Assets and liabilities relating to the discontinued GIC Segment are not reflected on the consolidated balance sheets of the Company, except that as of December 31, 1996, 1995, 1994, 1993 and 1992 the net amount due to continuing operations for intersegment loans made to the discontinued GIC Segment in excess of continuing operations' obligations' to fund the discontinued GIC Segment's accumulated deficit is reflected as "Amounts due from discontinued GIC Segment". See Note 7 of Notes to Consolidated Financial Statements.

                                      6-2

Part II, Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein. The years "1996," "1995" and "1994" refer to the years ended December 31, 1996, 1995 and 1994, respectively.

COMBINED RESULTS OF OPERATIONS

The Closed Block contribution is reported on one line in the consolidated statements of earnings. The results of operations of the Closed Block for 1996, 1995 and 1994 are combined with the results of operations outside of the Closed Block in the table below. See Closed Block results as combined herein on page 7-5. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

Combined Results of Operations

                                                            1996           1995           1994
                                                          -----------  -------------    ------------
                                                                        (In Millions)
Policy fee income and premiums...........................  $2,195.3     $  2,146.2       $ 2,137.8
Net investment income....................................   2,722.5        2,627.1         2,521.6
Investment (losses) gains, net...........................     (15.3)         (14.9)           67.8
Commissions, fees and other income.......................   1,082.9          899.3           848.3
                                                          -----------  --------------   -------------
      Total revenues.....................................   5,985.4        5,657.7         5,575.5
                                                          -----------  --------------   -------------
Interest credited to policyholders' account balances.....   1,285.1        1,264.0         1,217.1
Policyholders' benefits..................................   2,409.1        2,070.5         2,020.7
Other operating costs and expenses.......................   2,082.6        1,827.1         1,896.2
                                                          -----------  --------------   -------------
      Total benefits and other deductions................   5,776.8        5,161.6         5,134.0
                                                          -----------  --------------   -------------
Earnings from continuing operations before Federal
  income taxes, minority interest and cumulative
  effect of accounting change............................     208.6          496.1           441.5
Federal income taxes.....................................       9.7          120.5           100.2
Minority interest in net income of consolidated
  subsidiaries...........................................      81.7           62.8            50.4
                                                          -----------  --------------   -------------
Earnings from continuing operations before
  cumulative effect of accounting change.................     117.2          312.8           290.9
Discontinued operations, net of Federal income taxes.....     (83.8)           -               -
Cumulative effect of accounting change, net of
  Federal income taxes...................................     (23.1)           -             (27.1)
                                                          -----------  --------------   -------------
Net Earnings.............................................  $   10.3     $    312.8       $   263.8
                                                          ===========  ==============   =============

                                      7-1

The Company's results of operations for both continuing and discontinued operations during 1996 were significantly affected by certain actions during the fourth quarter of 1996. Continuing operations' results for 1996 were impacted by reserve strengthenings as the result of experience and loss recognition studies completed in the fourth quarter for the disability income ("DI") and participating pension ("Pension Par") lines of business. These studies resulted in the need to increase DI reserves by $175.0 million, write off $145.0 million of unamortized deferred policy acquisition costs ("DAC") on the DI products and increase Pension Par reserves by $73.0 million. See "Combined Results of Operations by Segment - Insurance Operations - Disability Income" and "Group Pension Products". Additionally, during the fourth quarter of 1996, the loss allowances related to the discontinued operations comprising the GIC Segment were strengthened by $129.0 million. See "Discontinued Operations".

Also in the fourth quarter of 1996, the Company adopted SFAS No. 120, which prescribes the accounting for certain individual participating life insurance contracts, which for the Company are primarily included in the Closed Block. The methodologies required by SFAS No. 120 produce results which more closely reflect the economics of the participating life contracts and are considered to be preferable accounting principles as compared to the SFAS No. 60 model previously used for this type of contract. The application of this new methodology resulted in increases to (decreases from) pre-tax results from continuing operations of $29.5 million, $23.4 million and $(3.6) million in 1996, 1995 and 1994, respectively, and a $240.3 million aggregate increase in shareholder's equity at December 31, 1996. Prior years' financial results have been restated. See "Accounting Changes and New Accounting Pronouncements" and
Note 2 of Notes to Consolidated Financial Statements.

Continuing Operations

1996 Results Compared to 1995 - Compared to 1995, the lower pre-tax results from continuing operations for 1996 reflected the impact on Insurance Operations' results of the aforementioned reserve strengthenings totaling $248.0 million and the writeoff of unamortized DAC on the DI business of $145.0 million. Absent these actions, Insurance Operations' pre-tax results would have increased by $53.3 million in 1996 over 1995. Offsetting the lower Insurance Operations' results were increased earnings in Investment Services of $87.9 million. There were higher losses in Corporate and Other of $35.9 million due to higher interest expense related to the Surplus Notes. The decrease in Federal income taxes was attributed to lower pre-tax results of operations. The increase in minority interest in net income of consolidated subsidiaries was primarily attributable to increased earnings for Alliance.

In 1996, revenues increased $327.7 million compared to 1995. Investment Services earned higher commissions, fees and other income of $170.2 million due primarily to increased business activity at Alliance and DLJ. DLJ is accounted for on the equity basis. Insurance Operations contributed $140.3 million and $3.1 million to the year's revenue growth.

Net investment income increased $95.4 million in 1996 as compared to 1995 principally due to an increase of $90.6 million for Insurance Operations. The Insurance Operations' increase was due to higher overall investment yields on a larger asset base, including the investment of proceeds received from the issuance of $600.0 million of Surplus Notes in December 1995.

There were investment losses of $15.3 million for 1996 as compared to $14.9 million for 1995. In 1996, a gain of $20.6 million was recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition. This gain was more than offset by investment losses of $35.8 million on General Account Investment Assets as compared to losses of $21.5 million in 1995. Lower gains on fixed maturities of $32.3 million were partially offset by $6.6 million higher gains on other equity investments and the lower losses on mortgage loans and equity real estate of $8.9 million and $2.3 million, respectively.

                                      7-2

For 1996, total benefits and other deductions increased by $615.2 million from 1995, reflecting the DI DAC writeoff and DI and Pension Par reserve strengthening additions of $393.0 million, a $90.6 million increase in other policyholders' benefits, increases in other operating expenses of $71.5 million, $39.0 million higher Corporate interest expense and a $21.1 million increase in interest credited to policyholders. The increase in other policyholders' benefits primarily was attributable to higher claims experience on directly written and reinsurance assumed DI policies (before reserve strengthening) and higher mortality experience on variable and interest-sensitive and participating life policies with the impact of the higher mortality being largely offset by DAC amortization as reflected in other operating expenses. The increase in other operating expenses was principally attributable to increased operating costs of $89.1 million in Investment Services associated with increased business activities at Alliance offset by $24.7 million lower operating expenses in Insurance Operations, excluding the DI DAC writeoff. Higher Corporate interest expense of $39.0 million primarily resulted from the interest on the Surplus Notes issued by Equitable Life in the fourth quarter of 1995. The $21.1 million increase in interest credited to policyholders for Insurance Operations' primarily was due to small changes in crediting rates applied to a larger individual life and annuity in force book of business.

1995 Results Compared to 1994 - Compared to 1994, the $54.6 million higher pre-tax results of operations for 1995 reflected lower losses of $83.2 million in Corporate and Other partially offset by $24.4 million and $3.9 million lower earnings for Insurance Operations and Investment Services, respectively.

The $82.2 million increase in revenues for 1995 compared to 1994 primarily was attributed to a $101.6 million increase in Insurance Operations reflecting higher net investment income.

Net investment income increased $105.5 million in 1995 with increases of $101.6 million and $4.6 million for Insurance Operations and Investment Services, respectively. The increase in investment income for Insurance Operations principally was due to higher overall yields on a larger investment asset base and income from the investment of the $300.0 million capital contribution received from the Holding Company. These positive factors were principally offset by the investment asset base reduction due to the $1.22 billion payment of the obligation to fund the accumulated deficit of the GIC Segment in January 1995.

There were investment losses of $14.9 million in 1995 compared to investment gains of $67.8 million for 1994. Investment losses on General Account Investment Assets of $21.5 million as compared to $15.4 million of investment gains in 1994 were due to $87.9 million of losses on equity real estate as compared to gains of $19.9 million in 1994 and a $73.9 million decrease in gains on other equity investments offset by $102.0 million in gains on fixed maturities compared with $20.5 million in losses in 1994 and a $22.2 million decrease in losses on mortgages. Investment gains for 1994 included the $43.9 million gain (net of $8.5 million of related state income tax) recognized in the third quarter of 1994 on Alliance's sales of newly issued Units to third parties.

During 1995, total benefits and other deductions increased by $27.6 million from 1994, primarily reflecting increases in policyholders' benefits of $49.8 million, interest credited to policyholders' account balances of $46.9 million and other operating expenses of $17.2 million, offset in part by a decline in Corporate interest expense of $86.3 million. Corporate interest expense declined primarily as a result of the cash settlement in January 1995 with the GIC Segment. The increase in policyholders' benefits primarily resulted from the larger in force book of business for variable and interest-sensitive life policies and higher morbidity experience on the disability income business, offset by improved mortality experience on term life insurance policies and policies within the Closed Block. The $46.9 million increase in interest credited to policyholders for Insurance Operations was primarily due to higher crediting rates applied to a larger individual life in force book of business, partially offset by the impact of pass-throughs of investment losses to participating pension contractholders and smaller policyholders' account balances.

                                      7-3

Federal Income Taxes

Federal income taxes resulted in an expense of $9.7 million for 1996, as compared to $120.5 million in 1995 and $100.2 million in 1994, reflecting The Company's earnings pattern over the three year period. See Note 9 of Notes to Consolidated Financial Statements. At December 31, 1996, The Company's deferred income tax account reflected a net liability of $237.2 million, as compared to a net liability of $370.6 million at December 31, 1995. Management believes the gross deferred tax asset of $259.2 million at December 31, 1996 is more likely than not to be fully realizable and, consequently, no valuation allowance is necessary.

Equitable Life is no longer subject to the add-on tax imposed on mutual life insurance companies under Section 809 of the Internal Revenue Code. This tax results from the disallowance of a portion of a mutual life insurance company's policyholders' dividends as a deduction from taxable income. The add-on tax was estimated each year and adjusted in subsequent years. The add-on tax provision was a benefit of $16.8 million for 1994. The benefit in this year resulted from revised estimates of prior years' add-on tax.

Accounting Changes and New Accounting Pronouncements

During 1996, the Company adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts". Mutual life insurers' individual participating life insurance contracts, on which dividends are expected to be paid to policyholders based on actual experience and whose dividends are computed consistent with the "contribution principle," are required to be accounted for in accordance with the provisions of SFAS No. 120 and Statement of Position ("SOP") 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises". Stock life insurance companies with comparable contracts have the option of adopting SFAS No. 120 or continuing to apply SFAS No. 60. The individual participating life insurance contracts of mutual life insurance companies, whose dividends are computed consistent with the "contribution principle," are required to be accounted for in accordance with the provisions of SFAS No. 120 and Statement of Position ("SOP") 95-1. Stock life insurance companies with comparable policies have the option of adopting SFAS No. 120 or continuing to apply SFAS No. 60.

The Company concluded the accounting in SFAS No. 120 and SOP 95-1 is preferable to the accounting under a SFAS No. 60 approach for contracts which meet the SFAS No. 120 criteria because it more accurately reflects the economics of these contracts. Therefore, the Company has applied SFAS No. 120 to its qualifying participating life insurance contracts, most of which are included in the Closed Block. In accordance with SFAS No. 120, all prior years' reported results have been restated.

The calculations of the liabilities for future policy benefits and DAC under SFAS No. 120 differ from SFAS No. 60. While both models use net level premium benefit reserve methodologies for calculating the liabilities for future policy benefits, there are significant and complex differences in the underlying assumptions and techniques. The liability for future policy benefits under SFAS No. 120 is calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contracts. These compare to assumptions underlying SFAS No. 60 calculations which are experience expectations at the time the business was sold with provisions for adverse deviation. Additionally, in applying SFAS No. 60, the cumulative excess of the actual contribution from Closed Block policies over the actuarially predetermined expected contribution, if any, was accrued in the Closed Block as a liability for future dividends to be paid to the Closed Block policyholders.

Under SFAS No. 120, DAC is amortized over the expected total life of the contract group (40 years) as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. The estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve, and expected annual policyholder dividends. Deviations of actual results from estimated experience are reflected in earnings in the period such deviations occur. Under SFAS No. 60, DAC is amortized in proportion to anticipated premiums using assumptions established at the date of policy issue and consistently applied during the life of the contract.

                                      7-4

Overall, the SFAS No. 120 methodology produces reported earnings which more closely reflect the economics of the participating life contracts, compared to the SFAS No. 60 model implemented upon demutualization. SFAS No. 120 reflects the accounting The Equitable would have utilized for participating life insurance products had these GAAP accounting standards for mutual life insurance companies been established prior to Equitable Life's demutualization. Additionally, amortization of DAC for contracts governed by SFAS No. 120 reflects emerging and expected future experience consistent with amortization of DAC for other core interest-sensitive life and annuity products issued by The Equitable which are governed by SFAS No. 97. Further, use of the SFAS No. 120 model will facilitate comparison to the business results of other companies with comparable products, principally mutual life insurers who are required by the FASB to utilize SFAS No. 120.

On January 1, 1996, the Company implemented SFAS No. 121. Upon adoption, existing valuation allowances on equity real estate of $152.4 million and $71.9 million were released and impairment losses on real estate held and used of $149.6 million and $69.8 million were recognized in continuing and discontinued operations, respectively. Under SFAS No. 121, equity real estate classified as available for sale is no longer depreciated. The SFAS No. 121 implementation also resulted in a $23.1 million charge, net of a Federal income tax benefit of $12.4 million, as building improvements of facilities vacated later in 1996 and in early 1997 were written down to fair value.

For information on all the 1996 and the prior years' accounting changes, as well as on new accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

Combined Results Of Continuing Operations By Segment

Insurance Operations. The following table presents the combined results from continuing operations for Insurance Operations:

                              Insurance Operations
                                  (In Millions)

                                                           1996
                                         --------------------------------------
                                              As          Closed                     1995        1994
                                           Reported       Block       Combined     Combined    Combined
                                         -----------   ----------   -----------   ----------  -----------
Policy fees, premiums and other
  income...............................  $ 1,570.3     $   724.8    $  2,295.1    $ 2,230.8    $ 2,220.0
Net investment income..................    2,078.0         546.6       2,624.6      2,534.0      2,432.4
Investment (losses) gains, net.........      (30.4)         (5.5)        (35.9)       (21.3)        15.1
Contribution from the Closed Block.....      125.0        (125.0)          -            -            -
                                         -----------   -----------  ------------  ----------   ----------
      Total revenues...................    3,742.9       1,140.9       4,883.8      4,743.5      4,667.5

Total benefits and other deductions....    3,779.5       1,140.9       4,920.4      4,440.4      4,340.0
                                         -----------   -----------  ------------  ----------   ----------
(Loss) Earnings from Continuing
  Operations before Federal
  Income Taxes, Minority Interest
  and Cumulative Effect of
  Accounting Change....................  $   (36.6)    $     -      $    (36.6)   $   303.1    $   327.5
                                         ===========   ===========  ============  ==========   ==========

                                      7-5

1996 Results Compared to 1995 - The loss from continuing operations of $36.6 million in 1996 primarily is due to the $393.0 million of reserve strengthenings, including the writeoff of unamortized DAC on DI products, in the fourth quarter of 1996. If the effect of these charges was eliminated, 1996 earnings from continuing operations for Insurance Operations would have totaled $356.4 million, an increase of $53.3 million over the prior year, reflecting an increase in earnings in the core life and annuity lines of business, partially offset by increased losses in the reinsurance, disability income and group pension lines of business.

Total revenues increased by $140.3 million primarily due to a $85.7 million increase in policy fees on variable and interest-sensitive life and individual annuity contracts, a $76.0 million increase in investment results and a $15.3 million increase in commissions, fees and other income, offset by a decrease of $36.7 million in premiums. The decrease in premiums principally was due to lower traditional life premiums and lower reinsurance assumed on individual annuity contracts. Higher investment income attributed to higher overall investment yields on a larger asset base, which included the net proceeds from the issuance of the Surplus Notes in December 1995, was partially offset by higher investment losses in 1996 principally due to lower gains on fixed maturities.

Excluding the $393.0 million effect of reserve strengthenings and DAC writeoff in 1996, total benefits and other deductions for 1996 increased by $87.0 million from 1995. Policyholders' benefits before the reserve strengthenings increased $90.6 million due to higher claims experience on directly written and reinsurance assumed DI policies and higher mortality in the participating and variable and interest-sensitive life products, partially offset by favorable mortality experience on term life insurance. The impact of the higher mortality in the participating and variable and interest-sensitive life products was substantially offset by reduced DAC amortization of $51.1 million attributed to life insurance products. Other operating expenses increased $51.7 million principally due to higher employee benefit costs related to lower interest rate assumptions, higher costs associated with building new distribution channels and new product initiatives, costs related to the consolidation of insurance operations centers, higher volume related commissions and increasing costs associated with litigation, partially offset by lower amortization of DAC principally attributable to the mortality noted above and $21.8 million principally attributable to estimates of enhanced future annuity gross margins. There was a $21.1 million increase in interest credited to policyholders reflecting the effect of small changes in the crediting rates multiplied by the larger in force book of interest-sensitive life and annuity business.

Disability Income

During the competitive market conditions of the 1980s, the Company issued a large amount of noncancelable individual DI policies with policy terms and underwriting criteria that were competitive at the time but are more liberal than those available today. These policies have fixed premiums and are not cancelable as long as premiums are paid. The majority of the DI policies issued before 1993 provide for lifetime benefits and many include cost of living riders and provide benefits which exceed $5,000 per month, while defining disability as the insured's inability to perform his or her own occupation. The Company also had assumed reinsurance on a block of DI policies with characteristics similar to its own pre-1993 policies.

In an effort to improve claims management and reduce exposure on new business, in 1993, the Company and Paul Revere Life Insurance Company ("Paul Revere") entered into an agreement whereby Paul Revere provides claims adjudication and related administrative services for Equitable Life's DI business. Paul Revere also reinsures 80% of the risk associated with DI contracts sold by Equitable Life after July 1, 1993. Such contracts issued after July 1, 1993 include more restrictive terms than the policies issued earlier. From 1993 through 1996, claims management processes continued to evolve as they were mainstreamed into Paul Revere's systems and procedures.

During the years 1994 through 1996, DI providers, including the Company, experienced claims incidence rates higher than previous industry experience. Incidence rates have been particularly high in Florida and California. Additionally, despite the joint expertise of Paul Revere and Equitable Life, the first year claims termination rates on policies issued before 1993 have been significantly lower than anticipated, particularly for certain classes of professionals such as physicians. The Company had recognized pre-tax losses from operations of $72.5 million, $50.6 million and $28.3 million in 1996, 1995 and 1994, respectively, for the DI line of business before the fourth quarter 1996 reserve strengthening.

                                      7-6

In light of recent results, particularly the lack of claims experience improvement in 1996, during the fourth quarter, management initiated a comprehensive experience analysis which included studies of market related data and secular trends. Consequently, a loss recognition study of the DI business was completed. The study incorporated management's revised estimates of future experience with regard to morbidity, investment returns, claims and administration expenses and other factors. Based on other DI providers' announced reserve strengthening actions, management believes other industry participants have likewise determined that adverse trends in claims incidence and terminations are secular in nature. The study indicated the DAC was not recoverable and the reserves were not sufficient. Therefore, $145.0 million of unamortized DAC on DI policies at December 31, 1996 were written off and reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million.

The determination of DI reserves requires making assumptions and estimates covering a number of factors, including morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claim incidence and termination rates can be affected by changes in the economic, legal and regulatory environments, as well as societal factors (e.g. work ethic). While management believes the DI reserves have been calculated on a reasonable basis and are adequate, there can be no assurance that they will be sufficient to provide for all future liabilities.

Group Pension Products

The Company has issued Pension Par products designed to provide participating annuity guarantees and benefit payment services to corporate sponsored pension plans. The Company has made no new sales of these products in several years. Today, a significant portion of these contracts either have been converted into non-participating contracts or effectively are non-participating because they are unlikely to produce future dividends due to improving mortality trends and recent poor investment performance.

Excluding the reserve strengthening effect, the group pension business produced pre-tax losses of $24.9 million and $13.3 million in 1996 and 1995, respectively, as compared to $15.8 million in earnings in 1994. Recent operating losses primarily resulted from lower investment results, particularly related to investment losses on mortgages and equity real estate and deteriorating in mortality experience as evidenced by mortality losses of $2.4 million and $6.8 million experienced in 1996 and 1995, respectively.

During the fourth quarter of 1996, a loss recognition study was completed which incorporated management's current assumptions. These assumptions included expected mortality improvements based upon a review of industry and social security data and future investment returns. Management reviewed the most recently available data on annuitant longevity and chose a single new mortality table that better reflected that data. In addition, after reviewing 1986-1994 social security data, management selected a projection method which allows for future improvements in mortality. The equity real estate cash flow projections used in the study are consistent with those used in the determination of impairment pursuant to SFAS No. 121. The study's results prompted management to establish a premium deficiency reserve, resulting in a $73.0 million pre-tax charge to the results of continuing operations, principally attributable to the improved mortality assumptions.

1995 Results Compared to 1994 - Insurance Operations' pre-tax results from continuing operations for 1995 reflected a decrease of $24.4 million from the year-earlier period. Investment losses in 1995 as compared to gains in 1994, higher interest credited on interest-sensitive life and individual annuity contracts and unfavorable morbidity experience on disability income policies were partially offset by an increase in investment income.

Total revenues increased by $76.0 million primarily due to a $73.2 million increase in policy fees and a $65.2 million increase in investment results offset by a $64.8 million decline in premiums. The decrease in premiums principally was due to lower traditional life and individual health premiums.

                                      7-7

Total benefits and other deductions for 1995 rose $100.4 million from 1994. The increase principally was due to higher interest credited on policyholders' account balances, increased death claims due to the larger in force book of business for variable and interest-sensitive life policies (offset by lower death claims on policies within the Closed Block) and the morbidity experience mentioned above, offset by a decrease in other operating costs and expenses principally due to decreases in employee related compensation and benefits. Interest credited on policyholders' account balances in Insurance Operations increased by $46.9 million reflecting higher crediting rates applied to a larger in force book of business.

                                      7-8

Premiums and Deposits - The following table lists premiums and deposits, including universal life and investment-type contract deposits, for Insurance Operations' major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                                        1996           1995          1994
                                                    -------------   -----------  -------------
Individual annuities
  First year......................................   $   2,132.1     $  1,756.7    $  1,721.9
  Renewal.........................................       1,210.5        1,090.7       1,045.0
                                                    -------------   -----------   ------------
                                                         3,342.6        2,847.4       2,766.9
Variable and interest-sensitive life
  First year recurring............................         177.2          178.3         186.4
  First year optional.............................         162.9          149.0         148.8
  Renewal.........................................       1,139.6        1,031.1         929.7
                                                    -------------   -----------   ------------
                                                         1,479.7        1,358.4       1,264.9
Traditional life
  First year recurring............................          18.3           23.4          31.3
  First year optional.............................           4.5            5.5           7.6
  Renewal.........................................         844.2          858.5         887.0
                                                    -------------   -----------   ------------
                                                           867.0          887.4         925.9
Other(1)
  First year......................................          29.4           75.7          27.7
  Renewal.........................................         368.8          387.9         406.0
                                                    -------------   -----------   ------------
                                                           398.2          463.6         433.7

Total first year..................................       2,524.4        2,188.6       2,123.7
Total renewal.....................................       3,563.1        3,368.2       3,267.7
                                                    -------------   -----------   ------------
Total individual insurance and annuity products...       6,087.5        5,556.8       5,391.4
                                                    -------------   -----------   ------------

Participating group annuities.....................         227.8          213.2         144.9
Conversion annuities..............................           2.0            1.9           1.3
Association plans.................................         125.7          139.6          88.2
                                                    -------------   -----------   ------------
Total group pension products......................         355.5          354.7         234.4
                                                    -------------   -----------   ------------

Total Premiums and Deposits.......................   $   6,443.0     $  5,911.5    $  5,625.8
                                                    =============   ===========   ============

(1)  Includes reinsurance assumed and health insurance.

First year premiums and deposits for individual insurance and annuity products in 1996 increased from prior year levels by $335.8 million primarily due to higher sales of individual annuities offset in part by lower reinsurance assumed on individual annuity contracts. Renewal premiums and deposits for individual insurance and annuity products increased by $194.9 million during 1996 over the prior year as increases in the larger block of variable and interest-sensitive life and individual annuity policies were partially offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for 1996 decreased from the prior year by $20.4 million reflecting the ongoing marketing emphasis on variable and interest-sensitive products and the decline in the traditional life book of business. The 21.4% increase in first year individual annuities' premiums and deposits in 1996 over the prior year included $214.8 million from a line of retirement annuity products introduced in 1995 partially offset by an approximately $148.4 million decrease in premiums related to an exchange program that offered contractholders of existing SPDA contracts with no remaining surrender charges an opportunity to exchange their contracts for new flexible premium variable contracts thereby retaining assets in the Company and establishing new surrender charge scales. Management believes


                                      7-9
the ongoing strategic positioning of the Company's insurance operations continues to impact first year life premiums and deposits. Particular emphasis has been devoted to the implementation of a new needs based selling approach and the establishment of consultative financial services as the cornerstone of the sales process. Changes in agent recruitment and training practices have resulted in retention and productivity improvements which, management believes, are beginning to positively affect variable and interest-sensitive life premium results.

Total premiums and deposits in 1995 increased $285.7 million over 1994 levels, with individual business accounting for 57.9% of the increase and group products the remaining 42.1%. First year individual business premiums and deposits for 1995 increased from prior year levels by $64.9 million primarily due to higher sales of individual annuities and reinsurance assumed on individual annuity contracts. Renewal premiums and deposits on individual product lines increased by $100.5 million during 1995 over 1994 as increases in the growing block of variable and interest-sensitive life and individual annuity policies were offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for 1995 decreased from 1994 by $38.5 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. First year individual annuities' premiums and deposits included $236.9 million for 1995 as compared to $126.0 million in 1994 resulting from the exchange program mentioned above. Group business premiums and deposits in 1995 were $120.3 million higher than in 1994 with higher deposits received for existing participating group annuity contracts (47.1%) and for association plans (58.3%).

Surrenders  and  Withdrawals;  Policy  Loans - The  following  table  summarizes surrenders and withdrawals (including universal life and investment-type contract withdrawals) for Insurance Operations' major individual insurance and annuities' product lines.

                          Surrenders and Withdrawals(1)
                                  (In Millions)

                                              1996         1995         1994
                                           -----------   ----------- -----------
Individual Insurance and Annuities:
Individual annuities.....................   $  2,277.0    $ 2,186.8    $ 1,879.9
Variable and interest-sensitive life.....        521.3        405.0        419.2
Traditional life.........................        350.1        340.6        350.7
                                           -----------   -----------  ----------
Total....................................   $  3,148.4    $ 2,932.4    $ 2,649.8
                                           ===========   ===========  ==========

(1) Surrendered traditional and variable and interest-sensitive life insurance policies represented 4.4%, 4.1% and 4.5% of average surrenderable future policy benefits and policyholders' account balances for such life insurance contracts in force during 1996, 1995 and 1994, respectively. Surrendered individual annuity contracts represented 10.3%, 11.5% and 10.9% of average surrenderable policyholders' account balances for individual annuity contracts in force during those same years, respectively.

Policy and contract surrenders and withdrawals increased $216.0 million during 1996 compared to 1995 due to the $116.3 million and $90.2 million increases in the variable and interest-sensitive life and individual annuities surrenders and withdrawals, respectively. These increases primarily were due to: the $88.0 million paid in January 1996 for two small pension annuity clients who terminated their contracts; an $81.5 million surrender of a single corporate owned life insurance contract in the fourth quarter of 1996; and the increased size of the books of business.

                                      7-10

During 1995, policy and contract surrenders and withdrawals increased $282.6 million compared to 1994 principally due to the $306.9 million increase in individual annuities surrenders and withdrawals. This increase occurred during the first six months of 1995 and primarily was due to increased surrenders of Equi-Vest and SPDA contracts due to the aging book of business, the effect of the aforementioned exchange program which was designed to retain assets in the Company and the maintenance of crediting rates throughout 1994 despite an increasing interest rate environment. The 1994 total for variable and interest-sensitive life products included a scheduled withdrawal of approximately $52.9 million of policy cash value from a large corporate owned life insurance plan issued by Equitable of Colorado, Inc. Excluding the effect of the 1994 scheduled withdrawal, surrenders and withdrawals of variable and interest-sensitive life contracts for 1995 increased by $38.7 million from the prior year due to the larger book of business.

The persistency of life insurance and annuity products is a critical element of their profitability. As of December 31, 1996, all in force individual life insurance policies (other than individual life term policies without cash values which comprise 8.8% of in force policies) and more than 89% of individual annuity contracts (as measured by reserves) were surrenderable. However, a surrender charge often applies in the early contract years and declines to zero over time. Contracts without surrender provisions cannot be terminated prior to maturity.

Policy loan balances increased to $3.96 billion at December 31, 1996, as compared to $3.77 billion at December 31, 1995. However, since policy cash values increased at a similar rate during these years, the ratio of outstanding policy loans to aggregate policy cash values has been generally stable since 1990.

Margins on Individual Insurance and Annuity Products - Insurance Operations' results significantly depend on profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. During 1996, such margins increased as increases in crediting rates were more than offset by the effect of the higher investment yields. During 1996, the crediting rate ranges were: 4.50% to 6.75% for variable and interest-sensitive life insurance; 5.00% to 6.30% for variable deferred annuities; and 4.65% to 8.15% for SPDA contracts; the crediting rate of 6.15% was used for retirement investment accounts throughout 1996.

Margins on individual insurance and annuity products are affected by interest rate fluctuations. Rising interest rates result in a decline in the market value of assets. However, the positive cash flows from renewal premiums, investment income and maturities of existing assets would make an early disposition of investment assets to meet operating cash flow requirements unlikely. Rising interest rates also would result in available cash flows from maturities being invested at higher interest rates, which would help support a gradual increase in new business and renewal interest rates on interest-sensitive products. A sharp, sudden rise in the interest rate environment without a concurrent increase in crediting rates could result in higher surrenders, particularly for annuities. The effect of such surrenders would be to reduce earnings modestly over the long term while increasing earnings in the period of the surrenders to the extent surrender charges were applicable. Beginning in 1995, Equitable Life initiated an interest rate cap program designed to hedge crediting rate increases on interest-sensitive individual annuity contracts. At December 31, 1996, the outstanding notional amounts of contracts purchased and sold totaled $5.05 billion and $500.0 million, respectively, up from $2.6 billion and $300.0 million, respectively, at December 31, 1995.

If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. Only a minority of this segment's policies and contracts have fixed interest rates locked in at issue. The majority of contracts are adjustable, having guaranteed minimum rates ranging from approximately 2.5% to 5.5%. More than 89% of the life policies have a minimum rate of 4.5% or lower. Should interest rates fall below such policy minimums, adjustments to life policies' mortality and expense charges could cover the shortfall in most situations. Lower crediting interest rates and dividends could result in higher surrenders.

                                      7-11

Investment Services. The following table summarizes the results of operations for Investment Services.

                               Investment Services
                                  (In Millions)

                                                        1996         1995        1994
                                                  -----------   ----------  ----------
Third party commissions and fees................   $    860.2    $   722.0    $  676.0
Affiliate fees(1)...............................        140.7        138.9       149.9
Other income(2).................................        125.2         88.2       109.3
                                                  -----------   ----------   ---------
Total revenues..................................      1,126.1        949.1       935.2
Total costs and expenses........................        814.2        725.1       707.3
                                                  -----------   ----------   ---------
Earnings from Continuing Operations before
  Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change........   $    311.9    $   224.0    $  227.9
                                                  ===========   ==========   =========

(1) These fees are earned by the Investment Subsidiaries principally for investment management and other services provided to the Insurance Group and unconsolidated real estate joint ventures. These fees (except those related to the GIC Segment and unconsolidated real estate joint ventures of $26.8 million, $28.1 million and $42.0 million in 1996, 1995 and 1994, respectively) are eliminated as intercompany transactions in the consolidated statements of earnings included elsewhere herein.

(2)  Includes net dealer and trading gains, investment results and other items.

1996 Results Compared to 1995 - For 1996, pre-tax earnings for Investment Services segment increased by $87.9 million from the year earlier period primarily due to higher earnings for DLJ, Alliance and Equitable Real Estate. DLJ's earnings were higher than in the comparable 1995 period largely due to increased levels of underwriting, strong merger and acquisition activity, higher dealer and trading gains the growth in trading volume on most major exchanges. Total segment revenues were up $177.0 million principally due to higher revenues at Alliance and higher equity in net earnings of DLJ. DLJ's revenue contribution on the equity basis increased $29.9 million to $88.3 million for 1996. Other income for 1996 included a gross gain of $20.6 million on the issuance of Alliance Units during the first quarter of the year in connection with the Cursitor transaction.

Total costs and expenses increased by $89.1 million in 1996 to $814.2 million, principally reflecting increases in compensation and benefits and other expenses at Alliance due to increased activity.

In April 1996, Alliance acquired the U.S. investment management business of National Mutual Funds Management (North America) ("NMFM") for approximately $4.6 million in cash. NMFM was an indirect wholly owned subsidiary of National Mutual Holdings Limited ("NMH"), in which AXA owns a 51% equity interest. NMFM managed investments in North American securities of approximately $1.2 billion for NMH affiliates and third parties at the date of acquisition.

On February 29, 1996, Alliance acquired the business of Cursitor for approximately $159.0 million. The purchase price consisted of approximately 1.8 million Alliance Units, $94.3 million in cash and $21.5 million in notes which are payable ratably over the next four years, as well as substantial additional consideration which will be determined at a later date. The Equitable recognized an investment gain of $20.6 million as a result of the issuance of Units in this transaction. At December 31, 1996, The Equitable's ownership of Alliance Units was approximately 57.3%.

1995 Results Compared to 1994 - For 1995, pre-tax earnings for the Investment Services segment declined by $3.9 million from 1994. In 1994, revenues included the $43.9 million gain on Alliance's sales of new Units to third parties.

Revenues for 1995 increased by $13.9 million to $949.1 million and included a $9.4 million gain on the sale by EQ Services of mortgage servicing contracts. Third party commission and fees increased by $46.0 million during 1995 while affiliate fees decreased by $11.0 million to $138.9 million at December 31, 1995. DLJ's revenue contribution on the equity basis increased $20.3 million to $58.4 million for 1995, as a result of higher earnings at DLJ.

                                      7-12

Total costs and expenses increased $17.8 million during 1995 to $725.1 million due to increases at Alliance and Equitable Real Estate of $14.2 million and $3.6 million, respectively.

On October 30, 1995, DLJ completed an IPO of 10.58 million shares of its common stock, which included 7.28 million of the Holding Company's shares in DLJ, priced at $27 per share. The remaining 3.30 million common shares sold in the DLJ IPO were shares newly issued by DLJ. Upon completion of the IPO, the Holding Company recognized a net gain of $34.7 million while its ownership percentage was reduced from 100% to 80.2%. Equitable Life continues to own a 36.1% interest. In connection with the IPO, approximately 500 DLJ employees acquired forfeitable restricted stock units and stock options covering common stock of DLJ. Such restricted stock units and options will vest and become exercisable over a four-year period beginning in February 1997. Assuming full vesting of the forfeitable restricted stock units and the exercise of the stock options (but excluding any shares issued under employee stock options granted in the future), these employees would own approximately 21% of the outstanding common stock of DLJ and The Equitable would own approximately 63% of such common stock, 35% held by the Holding Company and 28% by Equitable Life. Concurrently, DLJ completed the offering of $500.0 million aggregate principal amount of 6.875% senior notes due November 1, 2005. DLJ's proceeds from this senior debt offering totaled $493.5 million before deducting certain expenses related to the transaction. DLJ used the net proceeds from the common stock and debt offerings to repay certain outstanding indebtedness, effectively lengthening the average maturity of DLJ's borrowings. DLJ did not receive any part of the proceeds from the sale of shares by the Holding Company. Prior to these offerings, The Equitable made a capital contribution to DLJ of equity securities with a market value of $55.0 million, $33.8 million from the Holding Company and $21.2 million from Equitable Life.

On October 27, 1995, Equitable Real Estate sold 30 securitized commercial mortgage servicing contracts on assets under management of $7.7 billion to a third party, recognizing a $9.4 million gain on the transaction. The contracts, mostly Resolution Trust Corporation ("RTC") related, were managed by EQ Services, Equitable Real Estate's mortgage servicing affiliate. Equitable Real Estate continues to manage and service the remaining $7.5 billion mortgage portfolios of the General and Separate Accounts.

On March 7, 1994, Alliance completed the acquisition of the business and substantially all of the assets of Shields Asset Management, Inc. ("Shields"), and Shields' wholly owned subsidiary, Regent Investor Services, Inc. ("Regent"), for a purchase price of approximately $74.0 million in cash. In addition, Alliance issued new Units to key employees of Shields and Regent having an aggregate value of approximately $15.0 million in connection with their entering into long-term employment agreements.

Results By Business Unit - Though now accounted for on the equity basis since December 1993, DLJ's business results in total are addressed in this section and in "Fees From Assets Under Management". The following table summarizes results of operations by business unit; the elimination of DLJ majority interest is included in Consolidation/elimination:

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                                        1996         1995         1994
                                                     ----------   ---------  ------------
Earnings from  continuing  operations  before
  Federal  income  taxes,  minority interest and
  cumulative effect of accounting change:
  DLJ(1)...........................................   $  440.6     $  271.6    $   192.7
  Alliance.........................................      198.0        159.3        134.8
  Equitable Real Estate............................       46.2         43.6         40.7
  Consolidation/elimination(2)(3)(4)...............     (372.9)      (250.5)      (140.3)
                                                     ----------   ---------   -----------
Earnings from Continuing Operations before
  Federal Income Taxes, Minority Interest and
  Cumulative Effect of Accounting Change (5).......   $  311.9     $  224.0    $   227.9
                                                     ==========   =========   ===========

                                      7-13

(1) Excludes amortization expense of $3.8 million, $5.5 million and $5.9 million for 1996, 1995 and 1994, respectively, on goodwill and intangible assets related to Equitable Life's acquisition of DLJ in 1985 which are included in consolidation/elimination.

(2) Includes interest expense of $12.4 million, $18.6 million and $14.1 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for 1996, 1995 and 1994, respectively.

(3) Includes the Holding Company and third party interests in DLJ's net earnings, as well as taxes on the Company's equity interest in DLJ's pre-tax earnings of $352.3 million, $211.3 million and $154.1 million for 1996, 1995 and 1994, respectively.

(4) Includes a gain of $16.9 million (net of $3.7 million related state income tax) for 1996 on issuance of Alliance Units to third parties upon the completion of the Cursitor transaction during the first quarter of the year. Also includes a $43.9 million net gain recognized in connection with the sales of newly issued Alliance Units to third parties in the third quarter of 1994

(5) Pre-tax minority interest in Alliance was $83.6 million, $64.4 million and $50.9 million for 1996, 1995 and 1994, respectively.

DLJ - DLJ's earnings from operations for 1996 were $440.6 million, up $169.0 million from the prior year. Revenues increased $731.8 million to $3.49 billion primarily due to increased underwriting revenues of $272.7 million, $162.7 million higher net investment income, higher commissions of $113.1 million, fee increases of $100.9 million and higher dealer and trading gains of $70.5 million. DLJ's expenses were $3.05 billion for 1996, up $562.8 million from the prior year primarily due to a $271.1 million increase in compensation and commissions, higher interest expense of $52.6 million, a $38.7 million increase in rent related expenditures and $33.2 million higher brokerage and exchange fees.

During the third quarter of 1995, DLJ provided $28.8 million for a potential loss with respect to a bridge loan aggregating $150 million to a company experiencing financial difficulties. In October 1996, a planned acquisition of such company was announced, which, if completed, would result in the realization by DLJ of amounts previously reserved, plus interest. The transaction is expected to close in 1997.

DLJ's earnings from operations for 1995 were $271.6 million, up $78.9 million from the prior year. Revenues increased $748.6 million to $2.76 billion primarily due to higher dealer and trading gains of $199.2 million, increased underwriting revenues of $180.4 million, fee increases of $87.8 million, higher commissions of $84.1 million and $66.1 million higher gains on the corporate development portfolio. Corporate development revenue for the third quarter of 1995 included the reserve for a potential loss with respect to a bridge loan to a company experiencing financial difficulties as mentioned above. DLJ's expenses were $2.49 billion for 1995, up $669.7 million from the prior year primarily due to a $369.8 million increase in compensation and commissions, higher interest expense of $176.8 million, a $35.2 million increase in rent related expenditures, $32.5 million higher brokerage and exchange fees and a $7.2 million restructuring charge related to the wind down of its public finance underwriting operations. During 1995, DLJ repurchased an additional $2.2 million of certain mortgage-related securities previously underwritten by DLJ and made advances of $25.1 million for certain expenses, bringing the total carrying value of these securities to $278.5 million at December 31, 1995.

DLJ is engaged in various securities trading activities which resulted in net dealer and trading gains of $435.4 million, $364.9 million and $165.7 million for 1996, 1995 and 1994, respectively. A substantial portion of DLJ's transactions are executed with and on behalf of DLJ's customers. DLJ's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations can be directly impacted by volatile securities and credit markets and regulatory changes. DLJ manages this credit risk by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. DLJ monitors compliance with these guidelines on a daily basis.


                                      7-14

DLJ's derivatives activities consist primarily of writing OTC options to accommodate its customers needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity based indices and currencies, and issuing structured notes. At December 31, 1996 and 1995, DLJ had issued long-term structured notes totaling $216.2 million and $24.5 million, respectively. DLJ expects the volume of this activity to increase in the future. DLJ covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked. DLJ's involvement in swap contracts, which generally involve greater risk and volatility, is not significant.

By their nature, DLJ's principal business activities, investment and merchant banking, securities sales and trading and correspondent brokerage services, are highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions.

Alliance - Alliance's earnings from operations for 1996 were $198.0 million, an increase of $38.7 million from the prior year. Revenues totaled $788.2 million for 1996, an increase of $148.5 million from 1995, due to increased investment advisory fees from higher assets under management and higher distribution plan fees resulting from high average equity long-term mutual fund and cash management assets under management. Alliance's costs and expenses increased $109.8 million to $590.2 million for 1996 primarily due to increases in employee compensation and benefits and other promotional expenditures.

Alliance's earnings from operations for 1995 were $159.3 million, an increase of $24.5 million from the prior year. Revenues totaled $639.7 million for 1995, an increase of $38.7 million from 1994, due to increased investment advisory fees, offset by lower distribution plan fees from lower average load mutual fund assets. Alliance's costs and expenses increased $14.2 million to $480.4 million for 1995 primarily due to increases in rent and related costs, offset by decreases in employee compensation and benefits, interest expense and other promotional expenditures.

In August 1996, Alliance, the two principals of Albion Asset Advisors LLC and Equitable Life formed Albion Alliance LLC to manage private investments on behalf of institutional and large private investors. The new joint venture will have a global focus and will expand Alliance's existing corporate finance and private investing business, particularly in emerging markets.

Equitable Real Estate - The 1996 earnings from operations for Equitable Real Estate totaled $46.2 million, a $2.6 million increase from 1995. The revenue decrease of $19.5 million to $226.1 million in 1996 was more than offset by $22.1 million lower operating costs in 1996 as compared to 1995. These overall declines primarily were due to the absence from 1996 results of the EQ Services' mortgage servicing business, sold in October 1995. Equitable Real Estate earnings for 1996 compared to 1995, excluding the results of EQ Services, were higher principally due to increased third party fees and disposition fees from the General Account. Earnings for 1996 include a $2.1 million provision for restructuring. Equitable Real Estate's earnings from operations were $43.6 million for 1995, up $2.9 million from 1994. The increase primarily was due to a $9.4 million gain on the sale by EQ Services of mortgage servicing contracts offset by lower management fees from the General Account and $2.9 million of restructuring charges. The results for 1994 included a $4.8 million disposition fee received on a property sold in the first quarter of that year.

The Company is exploring strategic alternatives regarding Equitable Real Estate. Such alternatives may include a possible sale of all or a portion of Equitable Real Estate.

                                      7-15

Fees From Assets Under Management - As the following table illustrates, third party clients continue to constitute an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                                   At or for the Years Ended December 31,
                                                ------------------------------------------
                                                   1996            1995           1994
                                                ------------   ------------  -------------
Fees:
Third Party...................................   $    740.8     $    613.0     $    544.7
Equitable Life and the Holding Company........        128.8          128.2          138.6
                                                ------------   ------------  -------------
Total.........................................   $    869.6     $    741.2     $    683.3
                                                ============   ============   ============
Assets Under Management:
Third Party(1)(2).............................   $  184,784      $ 144,441      $ 125,145
Equitable Life and the Holding Company(3).....       54,990         50,900         47,376
                                                ------------   ------------  -------------
Total.........................................   $  239,774      $ 195,341      $ 172,521
                                                ============   ============   ============

(1) Includes Separate Account assets under management of $29.87 billion, $24.72 billion and $20.67 billion at December 31, 1996, 1995 and 1994, respectively. Also includes $1.77 billion of assets managed on behalf of other AXA affiliates at December 31, 1996. Third party assets under management include 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2) Includes $2.4 billion of performing mortgages at December 31, 1994 under a special stand-by services contract with the RTC. Stand-by fees were received on the entire portfolio under the contract; servicing fees were earned only on those mortgages that are delinquent.

(3) Includes invested assets of the Company not managed by the Investment Subsidiaries, principally invested assets of subsidiaries and policy loans, totaling approximately $21.75 billion, $17.59 billion and $14.26 billion at December 31, 1996, 1995 and 1994, respectively.

Fees for assets under management increased 17.3% during 1996 as compared to 1995 as a result of the growth in assets under management for third parties. Assets under management increased $44.43 billion, primarily due to $34.63 billion higher third party assets under management at Alliance. The Alliance growth in 1996 was principally due to market appreciation, the acquisitions of Cursitor and NMFM during 1996 and net mutual fund sales. The Cursitor acquisition increased assets under management at year end 1996 by approximately $8.2 billion. In 1995, Alliance's third party assets under management increased by $25.64 billion primarily due to market appreciation and net sales of money market funds. DLJ's assets under management increased in 1996 by $4.94 billion or 89.2% due to growth in merchant banking funds and the Asset Management Group. Third party assets under management at Equitable Real Estate decreased by $8.15 billion in 1995 primarily due to the sale by EQ Services of mortgage servicing contracts.

                                      7-16

GENERAL ACCOUNT INVESTMENT PORTFOLIO

At December 31, 1996, Insurance Operations, including the Closed Block, had $35.11 billion of General Account Investment Assets to support the insurance and annuity liabilities of its continuing operations. The following discussion analyzes the results of the major categories of General Account Investment
Assets, including the Closed Block investment assets. These categories are: fixed maturities, which include both investment grade and below investment grade public and private debt securities and redeemable preferred stock; mortgages, principally on commercial and agricultural properties; equity real estate, which includes significant investments in office and mixed use properties; and other equity investments, which consists principally of limited partnership investments in funds which invest in below investment grade debt and equity securities, and other equity securities received in connection with private below investment grade debt investments. Policy loans and cash and short-term investments make up the remainder of General Account Investment Assets.

Insurance Operations' investment segments often hold pro rata interests in the same investment assets and share on a pro rata basis the cash flows therefrom. Most individual investment assets held in the GIC Segment are also held in the General Account investment portfolio. At demutualization, General Account Investment Assets were allocated between the Closed Block and operations outside of the Closed Block. The Closed Block assets are a part of continuing operations and have been combined on a line-by-line basis with assets outside of the Closed Block for comparability purposes. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, management believes it is appropriate to discuss the Closed Block assets and the assets outside of the Closed Block on a combined basis. The investment results of
General Account Investment Assets and the Holding Company Group investment assets are reflected in the Company's results from continuing operations; investment results of GIC Segment Investment Assets are reflected in discontinued operations.

The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                General Account Investment Asset Carrying Values
                                December 31, 1996
                                  (In Millions)
                                                                                       General
                                                Balance                                Account
                                                Sheet         Closed                  Investment
Balance Sheet Captions:                         Total         Block       Other (1)    Assets
-------------------------------------------   ------------ ----------- ------------  -------------
Fixed maturities:
  Available for sale(2).....................   $ 18,077.0   $ 3,889.5   $  (178.0)   $  22,144.5
Mortgage loans on real estate...............      3,133.0     1,380.7         -          4,513.7
Equity real estate..........................      3,297.5       202.8       (18.3)       3,518.6
Policy loans................................      2,196.1     1,765.9         -          3,962.0
Other equity investments....................        597.3       105.0         9.9          692.4
Other invested assets.......................        973.7        87.4     1,079.8          (18.7)
                                              ------------ ----------- -----------    -----------
  Total investments.........................     28,274.6     7,431.3       893.4       34,812.5
Cash and cash equivalents...................        538.8       (59.1)      183.3          296.4
                                              ------------ ----------- -----------    -----------
Total.......................................   $ 28,813.4   $ 7,372.2   $ 1,076.7     $ 35,108.9
                                              ============ =========== ===========    ===========

(1) Assets listed in the "Other" category principally consist of assets held in portfolios other than the Holding Company Group and the General Account (primarily securities held in inventory or for resale by DLJ) which are not managed as part of General Account Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at General Account Investment Assets.

(2) Fixed maturities available for sale are reported at estimated fair value. At December 31, 1996, the amortized cost of the General Account's fixed maturity portfolio was $21.71 billion compared with an estimated market value of $22.14 billion.

                                      7-17

Asset Valuation Allowances and Writedowns

Impairments in the value of fixed maturities or equity real estate held for the production of income that are other than temporary are treated as direct writedowns to the asset value and are accounted for as realized losses. Valuation allowances on real estate available for sale are computed using the lower of current estimated fair value or depreciated cost, net of disposition costs. Before adopting SFAS No. 121 as of January 1, 1996, valuation allowances on real estate held for the production of income were computed using forecasted cash flows of the respective properties discounted at a rate equal to the Company's cost of funds. The Company provides for other than temporary declines in the values of mortgages and equity real estate to be disposed of through asset valuation allowances. Additions or deductions to these allowances are recognized in investment gains (losses) for the period in which they are recorded. The carrying values of assets on the consolidated balance sheets are presented net of the applicable valuation allowance at the relevant date.

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

Fixed maturities identified as available for sale are carried at estimated fair value while those identified as held to maturity are carried at amortized cost. On December 1, 1995, as the result of a one-time reassessment of the classification of fixed maturities permitted by the FASB's implementation guide on SFAS No. 115, all General Account and GIC Segment fixed maturities then classified as "held to maturity" were reclassified as "available for sale". Equity real estate identified as available for sale is carried at the lower of cost or estimated fair value less disposition costs. During the first quarter of 1996, the Company implemented SFAS No. 121, which prescribes the accounting for the impairment of long-lived assets, including equity real estate. See Note 2 of Notes to Consolidated Financial Statements for discussion of the impact of this accounting change. Equity securities are carried at estimated fair value, with other than temporary decreases in value reflected as realized losses in the consolidated statements of earnings. The carrying value of equity in other limited partnership interests is based on the net assets of the partnership, which generally are determined by the relevant partnership using estimated fair value of the underlying assets, with changes reflected by the Company in investment income in the consolidated statements of earnings.

                                      7-18

The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                         Equity Real
                                            Mortgages       Estate          Total
                                         -------------   ------------   ------------
December 31, 1996
Assets Outside of the Closed Block:
  Beginning balances...................   $    65.5       $  259.8       $  325.3
  SFAS No. 121 releases(1).............         -           (152.4)        (152.4)
  Additions............................        31.4           93.6          125.0
  Deductions(2)........................       (46.5)        (114.3)        (160.8)
                                         -------------   ------------   ------------
Ending Balances........................   $    50.4       $   86.7       $  137.1
                                         =============   ============   ============
Closed Block:
  Beginning balances...................   $    18.4       $    4.3       $   22.7
  Additions............................        12.3            2.1           14.4
  Deductions(2)........................       (16.9)          (2.7)         (19.6)
                                         -------------   ------------   ------------
Ending Balances........................   $    13.8       $    3.7       $   17.5
                                         =============   ============   ============
Total:
  Beginning balances...................   $    83.9       $  264.1       $  348.0
  SFAS No. 121 releases(1).............         -           (152.4)        (152.4)
  Additions............................        43.7           95.7          139.4
  Deductions(2)........................       (63.4)        (117.0)        (180.4)
                                         -------------   ------------   ------------
Ending Balances........................   $    64.2       $   90.4       $  154.6
                                         =============   ============   ============
December 31, 1995
  Beginning balances...................   $   110.4       $  223.3       $  333.7
  Additions............................        53.6           92.9          146.5
  Deductions(2)........................       (80.1)         (52.1)        (132.2)
                                         -------------   ------------   ------------
Ending Balances........................   $    83.9       $  264.1       $  348.0
                                         =============   ============   ============
December 31, 1994
  Beginning balances...................   $   216.6       $  211.8       $  428.4
  Additions............................        47.9           24.2           72.1
  Deductions(2)........................      (154.1)         (12.7)        (166.8)
                                         -------------   ------------   ------------
Ending Balances........................   $   110.4       $  223.3       $  333.7
                                         =============   ============   ============

(1) As a result of adopting SFAS No. 121, $152.4 million of allowances on assets held for investment were released and impairment losses of $149.6 million were recognized on real estate held and used.

(2) Primarily reflects releases of allowances due to asset dispositions and writedowns.

Writedowns on fixed maturities (primarily related to below investment grade securities) aggregated $42.7 million, $63.5 million and $46.7 million in 1996, 1995 and 1994, respectively. Writedowns on equity real estate subsequent to the adoption of SFAS No. 121 totaled $23.7 million in 1996.

                                      7-19

General Account Investment Assets

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1996 and by net amortized cost as of December 31, 1995.

                        General Account Investment Assets
                              (Dollars In Millions)

                                          December 31, 1996                        December 31, 1995
                       ----------------------------------------------------   --------------------------
                                                                    % of                        % of
                                                       Net       Total Net          Net       Total Net
                         Amortized    Valuation     Amortized    Amortized       Amortized    Amortized
                           Cost       Allowances       Cost          Cost           Cost         Cost
                       ------------  ------------  ------------  ----------   ------------  ------------
Fixed maturities(1)... $  21,711.6   $     -       $21,711.6       62.6%      $  19,149.9       56.7%
Mortgages.............     4,577.9        64.2       4,513.7       13.0           5,007.1       14.8
Equity real estate....     3,609.0        90.4       3,518.6       10.1           4,130.3       12.2
Other equity
  investments.........       692.4         -           692.4        2.0             764.1        2.3
Policy loans..........     3,962.0         -         3,962.0       11.4           3,773.6       11.2
Cash and short-term
  investments(2)......       277.7         -           277.7        0.9             952.1        2.8
                       ------------  ------------  ------------  ----------   ------------  ------------
Total................. $  34,830.6   $   154.6     $34,676.0      100.0%      $   33,777.1    100.0%
                       ============ ============= =============  ==========   ============  ============

(1) Excludes unrealized gains of $432.9 million and $857.9 million on fixed maturities classified as available for sale at December 31, 1996 and 1995, respectively.

(2) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

Management has a policy of not investing substantial new funds in equity real estate except to safeguard values in existing investments or to honor outstanding commitments. It is management's continuing objective to reduce the size of the equity real estate portfolio relative to total assets over the next several years on an opportunistic basis. Management anticipates that reductions will depend on real estate market conditions, the level of mortgage foreclosures and expenditures required to fund necessary or desired improvements to properties.

In accordance with Equitable Life's plan of demutualization, new investments for the Closed Block must consist of cash and short-term investments, fixed income securities having an NAIC category 1 or category 2 rating and commercial and agricultural mortgages having an "A" rating or better pursuant to an internal rating system acceptable to the Superintendent. No new investments may be made in equity real estate, mortgages (except as described in the preceding sentence) or obligations rated below NAIC category 2, except to safeguard the value of existing investments allocated to the Closed Block or to honor outstanding commitments. The Closed Block reinvestment policies may be changed with the Superintendent's prior approval.

Investment Results of General Account Investment Assets

For 1996, investment results from General Account Investment Assets totaled $2.54 billion, as compared to $2.40 billion in 1995, an increase of 5.9%. Investment yields, including investment gains and losses, increased to 7.62% in 1996 from 7.46% in 1995. Net investment income on General Account Investment Assets was $2.58 billion in 1996, as compared to $2.42 billion in 1995. The increase principally was due to higher income from a larger fixed maturity portfolio and from other equity investments offset by lower income from smaller mortgage and equity real estate portfolios. There were investment losses of $35.8 million in 1996 as compared to $21.5 million in 1995. The $6.6 million higher gains on other equity investments and lower losses on mortgages and equity real estate of $8.9 million and $2.3 million, respectively, were more than offset by $32.0 million lower gains on fixed maturities.

                                      7-20

For 1995, investment results from General Account Investment Assets totaled $2.40 billion, as compared to $2.30 billion in 1994, an increase of 4.1%.
Investment yields, including investment gains (losses), increased to 7.46% in 1995 from 7.41% in 1994. Net investment income on General Account Investment Assets was $2.42 billion in 1995, as compared to $2.29 billion in 1994. The increase principally was due to higher income from fixed maturities and other equity investments offset by lower income from mortgages and equity real estate. There were investment losses of $21.5 million as compared to gains of $15.4 million in 1994. Investment gains on fixed maturities in 1995 totaling $102.0 million as compared to losses of $20.5 million in 1994 and a $22.2 million decrease in losses on mortgage loans were more than offset by losses of $87.9 million in 1995 as compared to gains of $19.9 million in 1994 for the equity real estate category and a $73.9 million decrease in gains on other equity investments.

                                      7-21

The following table summarizes investment results by General Account Investment Asset category for the periods indicated.

                      Investment Results By Asset Category
                              (Dollars In Millions)

                                            1996                         1995                         1994
                                ---------------------------   ---------------------------  --------------------------
                                    (1)                            (1)                           (1)
                                   Yield          Amount          Yield         Amount          Yield       Amount
                                ------------  -------------   -----------   -------------  ------------  ------------
Fixed Maturities:
  Income......................     7.94%       $   1,615.1       8.05%       $  1,447.7       8.02%       $  1,313.9
  Investment Gains(Losses)....     0.35%              70.0       0.57%            102.0      (0.13)%           (20.5)
                                ------------  -------------   -----------   -------------  ------------  ------------
  Total.......................     8.29%       $   1,685.1       8.62%       $  1,549.7       7.89%       $  1,293.4
  Ending Assets...............                 $  21,711.6                   $ 19,149.9                   $ 16,871.6
Mortgages:
  Income......................     8.90%       $     427.1       8.82%       $    460.1       8.91%       $    532.0
  Investment Gains(Losses)....    (0.72)%            (34.3)     (0.83)%           (43.2)     (1.09)%           (65.4)
                                ------------  -------------   -----------   -------------  ------------  ------------
  Total.......................     8.18%       $     392.8       7.99%       $    416.9       7.82%       $    466.6
  Ending Assets...............                 $   4,513.7                   $  5,007.1                   $  5,582.9
Equity Real Estate(2):
  Income......................     2.91%       $      88.6       2.59%       $     92.5       2.96%       $    107.8
  Investment Gains(Losses)....    (2.81)%            (85.6)     (2.46)%           (87.9)      0.55%             19.9
                                ------------  -------------   -----------   -------------  ------------  ------------
  Total.......................     0.10%       $       3.0       0.13%       $      4.6       3.51%       $    127.7
  Ending Assets...............                 $   2,725.5                   $  3,210.5                   $  3,717.0
Other Equity Investments:
  Income......................    17.10%       $     119.6      11.20%       $     90.0       5.69%       $     56.3
  Investment Gains(Losses)....     2.01%              14.1       0.93%              7.5       8.24%             81.4
                                ------------  -------------   -----------   -------------  ------------  ------------
  Total.......................    19.11%       $     133.7      12.13%       $     97.5      13.93%       $    137.7
  Ending Assets...............                 $     692.4                   $    764.1                   $    846.1
Policy Loans:
  Income......................     7.00%       $     272.1       6.95%       $    256.1       6.70%       $    233.3
  Ending Assets...............                 $   3,962.0                   $  3,773.6                   $  3,559.1
Cash and Short-term
  Investments:
  Income......................     9.00%       $      52.9       8.18%       $     72.6       6.74%       $     43.4
  Investment Gains(Losses)....     0.00%               0.0       0.01%              0.1       0.00%              0.0
                                ------------  -------------   -----------   -------------  ------------  ------------
  Total.......................     9.00%       $      52.9       8.19%       $     72.7       6.74%       $     43.4
  Ending Assets...............                 $     277.7                   $    952.1                   $    824.2
Total:
  Income(3)...................     7.72%       $   2,575.4       7.52%       $  2,419.0       7.36%       $  2,286.7
  Investment Gains(Losses)....    (0.10)%            (35.8)     (0.06)%           (21.5)      0.05%             15.4
                                ------------  -------------   -----------   -------------  ------------  ------------
  Total(4)....................     7.62%       $   2,539.6       7.46%       $  2,397.5       7.41%       $  2,302.1
  Ending Assets...............                 $  33,882.9                   $ 32,857.3                   $ 31,400.9

(1) Yields are based on the quarterly average asset carrying values, excluding unrealized gains (losses) in the fixed maturity asset category.

(2) Equity real estate carrying values are shown, and equity real estate yields are calculated, net of third party debt and minority interest of $793.1 million, $919.8 million and $937.7 million as of December 31, 1996, 1995 and 1994, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $56.6 million, $59.3 million and $48.1 million for 1996, 1995 and 1994, respectively.

                                      7-22

(3) Total investment income includes non-cash income from amortization, payment-in-kind distributions and undistributed equity earnings of $69.0 million, $72.2 million and $51.2 million for 1996, 1995 and 1994, respectively. Investment income is shown net of depreciation of $97.0 million, $126.3 million and $119.7 million for 1996, 1995 and 1994, respectively.

(4) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.31%, 7.15% and 7.09% for 1996, 1995 and 1994, respectively.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 72.4%, 26.9% and 0.7%, respectively, of the amortized cost of this asset category at December 31, 1996.

Total investment results on fixed maturity investments during 1996 increased by $135.4 million (8.7%) from results in 1995. Investment income increased $167.4 million reflecting a higher asset base and higher investment returns available on below investment grade securities. There were investment gains of $70.0 million on fixed maturity investments in 1996 as compared to $102.0 million in 1995. The 1996 gains were due to $112.7 million of gains on sales and prepayments offset by $42.7 million in writedowns.

The fixed maturities portfolio, which represented 62.6% of the net amortized cost of General Account Investment Assets at December 31, 1996 (compared to 56.7% at December 31, 1995), consists largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. As of December 31, 1996, 87.5% ($18.99 billion) of amortized cost of fixed maturities were rated investment grade (NAIC bond rating of 1 or 2) including $5.51 billion of publicly traded securities rated Aaa by Moody's (34.8% of publicly traded fixed maturities). At December 31, 1995, 86.4% of fixed maturities were investment grade and 42.6% of publicly traded fixed maturities were rated Aaa. Using external rating agencies or an internal rating system when a public rating does not exist, the weighted average quality of the General Account public and private fixed maturity portfolios at December 31, 1996 was A2 and Baa1, respectively.

At December 31, 1996, the Company held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.55 billion, including $2.42 billion in publicly traded CMOs. About 57.1% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 38.7% of the public CMO holdings were in planned amortization class ("PAC") bonds. At December 31, 1996 interest only ("IO") strips amounted to $5.2 million of amortized cost. There were no principal only strips. In addition, at December 31, 1996, the Company held $2.20 billion of mortgage pass-through securities (GNMA, FNMA, or FHLMC securities) and also held $1.15 billion of public and private asset-backed securities, primarily backed by home equity and credit card receivables.

The Company reduced the net amortized cost of its below investment grade (NAIC bond ratings 3 through 6) fixed maturity portfolio from $3.33 billion at December 31, 1990 to $1.13 billion at December 31, 1993. In light of the Insurance Group's significantly reduced exposure to below investment grade securities at December 31, 1993, management increased its portfolio of below investment grade securities in subsequent years, primarily through purchases of below investment grade public fixed maturities. The below investment grade securities in the fixed maturity portfolio (including redeemable preferred stock), which had an amortized cost of $2.72 billion, or 12.5% of fixed maturities, as of December 31, 1996 as compared to $2.61 billion (13.6%) at December 31, 1995, primarily consisted of $2.00 billion of public below investment grade securities and $716.3 million of privately placed debt investments. At December 31, 1996, $773.9 million (28.5%) of the below investment grade fixed maturities were rated NAIC 3, the highest below investment grade rating. Of these "medium" grade assets, 65.5% were publicly rated and the remainder were privately placed.

At December 31, 1996, the amortized costs of General Account Investment Asset public and private fixed maturities which were investment grade when acquired and were subsequently downgraded to below investment grade were $45.6 million and $185.7 million, respectively.

                                      7-23

Summaries of all fixed maturities, public fixed maturities and private fixed maturities are shown by NAIC rating in the following table.

                                Fixed Maturities
                                By Credit Quality
                              (Dollars In Millions)

                                              December 31, 1996                         December 31, 1995
                Rating Agency       ---------------------------------------   ---------------------------------------
  NAIC           Equivalent           Amortized      % of      Estimated       Amortized       % of      Estimated
 Rating          Designation             Cost        Total     Fair Value         Cost         Total     Fair Value
---------- ------------------------ --------------- --------- -------------  --------------- ---------- -------------
Total Fixed Maturities:
    1      Aaa/Aa/A...............  $  12,699.9       58.5%   $  12,925.9     $   11,713.7      61.2%   $  12,307.2
    2      Baa....................      6,294.9 (1)   29.0        6,408.1          4,822.3 (1)  25.2        5,116.7
    3      Ba.....................        773.9 (2)    3.6          800.2            801.9 (2)   4.2          802.1
    4      B......................      1,623.5 (2)    7.5        1,684.2          1,488.9 (2)   7.8        1,461.6
    5      Caa and lower..........        130.4        0.6          133.9            133.3       0.7          126.8
    6      In or near default.....         47.4        0.2           47.4             59.3       0.3           57.8
                                    --------------- --------- -------------   --------------- -----------------------
Subtotal..........................     21,570.0       99.4       21,999.7         19,019.4       99.4      19,872.2
Redeemable preferred stock
  and other.......................        141.6        0.6          144.8            130.5        0.6         126.5
                                    --------------- --------- -------------   --------------- -----------------------
Total Fixed Maturities............  $  21,711.6      100.0%   $  22,144.5     $   19,149.9      100.0%  $  19,998.7
                                    =============== ========= =============   =============== ========= =============
Public Fixed Maturities:
    1      Aaa/Aa/A...............  $   9,991.9 (3)    63.1%  $  10,145.9     $    9,205.6 (4)   68.4%  $   9,642.2
    2      Baa....................      3,853.2        24.3       3,928.8          2,318.8       17.2       2,472.3
    3      Ba.....................        506.6         3.2         534.0            455.8        3.4         464.6
    4      B......................      1,230.0         7.8       1,283.4          1,275.9        9.5       1,236.6
    5      Caa and lower..........        126.0         0.8         129.5            108.3        0.8         101.1
    6      In or near default.....         21.2         0.1          21.2             14.0        0.1          12.6
                                    --------------- --------- -------------   --------------- -----------------------
Subtotal..........................     15,728.9        99.3      16,042.8         13,378.4       99.4      13,929.4
Redeemable preferred stock
  and other.......................        116.7         0.7         118.5             87.5        0.6          89.9
                                    --------------- --------- -------------   --------------- -----------------------
Total Public Fixed Maturities.....  $  15,845.6       100.0%  $  16,161.3     $   13,465.9      100.0%  $  14,019.3
                                    =============== ========= =============   =============== ========= =============
Private Fixed Maturities:
    1      Aaa/Aa/A...............  $   2,708.0        46.2%  $   2,780.0     $    2,508.1       44.1%  $   2,665.0
    2      Baa....................      2,441.7 (1)    41.6       2,479.3          2,503.5 (1)   44.1       2,644.4
    3      Ba.....................        267.3 (2)     4.6         266.2            346.1 (2)    6.1         337.5
    4      B......................        393.5 (2)     6.7         400.8            213.0 (2)    3.7         225.0
    5      Caa and lower..........          4.4         0.1           4.4             25.0        0.4          25.7
    6      In or near default.....         26.2         0.4          26.2             45.3        0.8          45.2
                                    --------------- --------- -------------   --------------- -----------------------
Subtotal..........................      5,841.1        99.6       5,956.9          5,641.0       99.2       5,942.8
Redeemable preferred stock
  and other.......................         24.9         0.4          26.3             43.0        0.8          36.6
                                    --------------- --------- -------------   --------------- -----------------------
Total Private Fixed Maturities....  $   5,866.0       100.0%  $   5,983.2     $    5,684.0      100.0%  $   5,979.4
                                    =============== ========= =============   =============== ========= =============

(1) Includes Class B Notes issued by the Trust ("Class B Notes") having an amortized cost of $67.0 million and $100.0 million in 1996 and 1995, respectively, eliminated in consolidation.

(2) Includes Class B Notes having an amortized cost of $50.0 million, eliminated in consolidation.

                                      7-24



(3) Includes $5.51 billion amortized cost of Aaa rated securities (55.1% of the NAIC 1 public fixed maturities) with an estimated market value of $5.57 billion, $852.3 million amortized cost of Aa rated securities (8.5%) with an estimated market value of $861.7 million, and $3.47 billion amortized cost of A rated securities (34.7%) with an estimated market value of $3.55 billion.

(4) Includes $5.74 billion amortized cost of Aaa rated securities (62.4% of the NAIC 1 public fixed maturities) with an estimated market value of $5.95 billion, $643.2 million amortized cost of Aa rated securities (7.0%) with an estimated market value of $680.5 million, and $2.79 billion amortized cost of A rated securities (30.3%) with an estimated market value of $2.99 billion.

Management defines problem securities in the fixed maturity category as securities (i) as to which principal and/or interest payments are in default or are to be restructured pursuant to commenced negotiations or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. The amortized cost of problem fixed maturities decreased to $50.6 million at December 31, 1996 (0.2% of the amortized cost of this category) from $70.8 million (0.4%) at December 31, 1995, principally as assets were written down or sold.

The Company does not accrue interest income on problem fixed maturities unless management believes the full collection of principal and interest is probable. For 1996, 1995 and 1994, investment income included $0.1 million, $0.0 million and $1.3 million, respectively, of interest accrued on problem fixed maturities. Interest not accrued on problem fixed maturity investments totaled $9.5 million, $11.2 million and $10.7 million for 1996, 1995 and 1994, respectively. The amortized cost of wholly or partially non-accruing problem fixed maturities was $45.7 million, $70.8 million and $44.8 million at December 31, 1996, 1995 and 1994, respectively.

                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                          December 31,
                                               ------------------------------------
                                                 1996          1995         1994
                                               -----------   ----------  ----------
FIXED MATURITIES (Public and Private)........   $21,711.6     $19,149.9   $16,871.6
Problem fixed maturities.....................        50.6          70.8        94.9
Potential problem fixed maturities...........         0.5          43.4        96.2
Restructured fixed maturities(1).............         3.4           7.6        38.2

(1) Excludes restructured fixed maturities of $2.5 million, $3.5 million and $24.0 million that are shown as problems at December 31, 1996, 1995 and 1994, respectively, and excludes $9.2 million of restructured fixed maturities that are shown as potential problems at December 31, 1995.

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

Based on its monitoring of fixed maturities, management identifies a class of potential problem fixed maturities, which consists of fixed maturities not currently classified as problems but for which management has serious doubts as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential


                                      7-25
problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the issuer. The amortized cost of potential problem fixed maturities decreased to $0.5 million at December 31, 1996 from $43.4 million at December 31, 1995 as new potential problems were more than offset by assets sold, classified as problems or repaid.

In certain situations, the terms of some fixed maturity assets are restructured or modified. Management defines restructured investments in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Restructured fixed maturities decreased to $3.4 million at year end 1996 from $7.6 million at December 31, 1995 as assets were reclassified as problems, repaid or written down. These amounts exclude problem restructured and potential problem restructured fixed maturities.

The foregone interest on restructured fixed maturities (including restructured fixed maturities presented as problem or potential problem fixed maturities) for 1994 was $0.6 million. There was no foregone interest on restructured fixed maturities in 1996 and 1995. The amortized cost of wholly or partially non-accruing restructured fixed maturities (including restructured fixed maturities presented as problem or potential problem fixed maturities) was $0.4 million, $2.8 million and $17.1 million at December 31, 1996, 1995 and 1994, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. As of December 31, 1996, commercial mortgages totaled $2.90 billion (63.4% of the amortized cost of the category), agricultural loans were $1.67 billion (36.5%) and residential loans were $4.0 million (0.1%).

In 1996, total investment results on mortgages decreased by $24.1 million (5.8%) from 1995 levels. The investment income decrease resulted from a declining asset base, in large part resulting from loan repayments. There were investment losses on mortgages of $34.3 million and $43.2 million in 1996 and 1995, respectively, which reflected additions to asset valuation allowances of $43.7 million in 1996 as compared to $53.6 million in 1995.

At December 31, 1996 and 1995, respectively, management identified impaired mortgage loans with a carrying value of $531.7 million and $507.2 million. The provision for losses for these impaired loans was $59.3 million and $80.8 million at December 31, 1996 and 1995, respectively. Income earned on these loans in 1996 and 1995, respectively, was $49.6 million and $33.8 million, including cash received of $44.6 million and $29.7 million.

                                      7-26

                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                        December 31,
                                                            ----------------------------------
                                                              1996         1995         1994
                                                            ----------  ----------  ----------
COMMERCIAL MORTGAGES......................................   $2,901.2    $3,413.7    $4,007.4
Problem commercial mortgages(1)...........................       11.3        41.3       107.0
Potential problem commercial mortgages....................      425.7       194.7       349.4
Restructured commercial mortgages(2)......................      269.3       522.2       459.4

VALUATION ALLOWANCES......................................   $   64.2    $   79.9    $  106.4
As a percent of commercial mortgages......................        2.2%        2.3%        2.7%
As a percent of problem commercial mortgages..............      568.1%      193.5%       99.4%
As a percent of problem and potential problem
  commercial mortgages....................................       14.7%       33.9%       23.3%
As a percent of problem, potential problem and
  restructured commercial mortgages.......................        9.1%       10.5%       11.6%

AGRICULTURAL MORTGAGES....................................   $1,672.7    $1,624.1    $1,618.5
Problem agricultural mortgages(3).........................        5.4        82.9        17.5
Potential problem agricultural mortgages..................        0.0         0.0        68.2
Restructured agricultural mortgages.......................        2.0         2.0         1.4

VALUATION ALLOWANCES......................................   $    0.0    $    4.0    $    4.0

(1) Includes delinquent mortgage loans of $5.8 million, $41.3 million and $100.6 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $5.5 million, $0.0 million and $6.4 million, respectively, at the same dates.

(2) Excludes restructured commercial mortgages of $1.7 million, $12.6 million and $1.7 million that are shown as problems at December 31, 1996, 1995 and 1994, respectively, and excludes $229.5 million, $148.3 million and $180.9 million of restructured commercial mortgages that are shown as potential problems at December 31, 1996, 1995 and 1994, respectively.

(3) Includes delinquent mortgage loans of $0.3 million, $77.2 million and $8.8 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $5.1 million, $5.7 million and $8.7 million, respectively, at the same dates.

Management has a process to closely monitor the performance of its mortgage loan portfolio and local market dynamics. When management believes a specific loan will experience payment problems, the Company will discuss various restructuring alternatives with the borrower, as well as consider foreclosure. Because the mortgage portfolio is managed by Equitable Real Estate, which has expertise in a variety of real estate disciplines, the Company is able to deal directly and aggressively with its problem mortgages.

The volume of problem commercial mortgage loans (defined as mortgages 60 days or more past due or mortgages in process of foreclosure) continued to decline during 1996. At December 31, 1996, 1995 and 1994, problem commercial mortgage loans totaled $11.3 million, $41.3 million and $107.0 million, respectively, or 0.4%, 1.2% and 2.7%, respectively, of the total amortized cost of commercial mortgages at such dates.

                                      7-27

The amortized cost of wholly or partially non-accruing problem commercial mortgages was $11.3 million, $38.7 million and $107.0 million at December 31, 1996, 1995 and 1994, respectively. For 1995, investment income included $0.1 million of interest accrued on problem loans; no interest was accrued on problem loans in 1996 and 1994. Interest not accrued on problem commercial mortgages totaled $0.4 million, $3.3 million and $9.4 million for 1996, 1995 and 1994, respectively.

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

Based on its monthly monitoring of commercial mortgages, management identifies a class of potential problem mortgages, which consists of mortgage loans that are not currently classified as problems but for which management has serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgment by management as to likely future market conditions and developments with respect to the borrower or the individual mortgaged property. Potential problem commercial mortgages increased during 1996 as new potential problems more than offset removals due to improvements and repayments.

                                      7-28

The following table shows the distribution of problem and potential problem commercial mortgages by property type and by state.

                                                           December 31, 1996
                                                -------------------------------------
                                                         (Dollars In Millions)

                                                   Number of   Amortized      % of
                                                     Loans       Cost         Total
                                                ------------ ------------  ----------
Problem Commercial Mortgages
Property Type:
Office.........................................         1     $    5.5         48.7%
Retail.........................................         1          4.1         36.3
Apartment......................................         1          1.7         15.0
                                                ------------ ------------  ----------
Total..........................................         3     $   11.3        100.0%
                                                ============ ============  ==========
State:
Connecticut....................................               $    5.5         48.7%
Mississippi....................................                    4.1         36.3
Indiana........................................                    1.7         15.0
                                                             ------------  ----------
Total..........................................               $   11.3        100.0%
                                                             ============  ==========
Potential Problem Commercial Mortgages
Property Type:
Retail.........................................        13     $  188.4         44.3%
Hotel..........................................         5        133.0         31.2
Office.........................................         8         77.0         18.1
Industrial.....................................         2         27.3          6.4
                                                ------------ ------------  ----------
Total..........................................        28     $  425.7        100.0%
                                                ============ ============  ==========
State:
Illinois.......................................               $  108.8         25.6%
New York.......................................                   97.3         22.9
Pennsylvania...................................                   60.0         14.1
Virginia.......................................                   56.1         13.2
Massachusetts..................................                   35.3          8.3
Texas..........................................                   23.9          5.6
Other (no state larger than 5.0%)..............                   44.3         10.3
                                                             ------------  ----------
Total..........................................               $  425.7        100.0%
                                                             ============  ==========

In certain situations, mortgages may be restructured or modified within the meaning of SFAS Nos. 114 and 15, as amended. The amount of restructured commercial mortgages decreased during 1996, as new restructureds were offset by reclassification to potential problems or performing status, as well as payoffs. The original weighted average coupon rate of the $269.3 million of restructured commercial mortgages was 9.7%. As a result of these restructurings, the restructured weighted average coupon rate is 8.6% and the restructured cash payment rate is 8.3%. The foregone interest on restructured commercial mortgages (including restructured mortgages presented as problem or potential problem mortgages) for 1996, 1995 and 1994 was $5.9 million, $7.6 million and $5.7 million, respectively.

                                      7-29

The following table sets out the distribution, by property type and by state, of restructured commercial mortgages.

                        Restructured Commercial Mortgages
                          By Property Type and By State
                                December 31, 1996
                              (Dollars In Millions)

                                            Number of   Amortized       % of
                                              Loans        Cost         Total
                                         -------------  ------------  ----------
Property Type:
Office..................................        12       $  140.1         52.0%
Industrial..............................         2           78.3         29.1
Hotel...................................         3           45.9         17.0
Retail..................................         1            5.0          1.9
                                         -------------  ------------  ----------
Total...................................        18       $  269.3        100.0%
                                         =============  ============  ==========
State:
Texas...................................                 $  109.9         40.8%
California..............................                     70.2         26.1
New Jersey..............................                     36.1         13.4
Maryland................................                     19.6          7.3
New York................................                     19.3          7.2
Other (no state larger than 5.0%).......                     14.2          5.2
                                                        ------------  ----------
Total...................................                 $  269.3        100.0%
                                                        ============  ==========

For 1996, scheduled amortization payments and prepayments received on commercial mortgage loans aggregated $291.1 million. For 1996, $355.5 million of commercial mortgage loan maturity payments were scheduled, of which $202.6 million (57.0%) were paid as due. Of the amount not paid, $53.3 million (15.0%) were granted short-term extensions of up to six months, $52.7 million (14.8%) were extended for a weighted average of 3.5 years at a weighted average interest rate of 8.8%, $46.6 million (13.1%) were delinquent or in default for non-payment of principal and the balance of $0.3 million (0.1%) was foreclosed upon.

During 1997, approximately $774.5 million of commercial mortgage principal payments are scheduled, including $699.7 million of payments at maturity on commercial mortgage balloon loans. An additional $636.8 million of commercial mortgage principal payments, including $513.2 million of payments at maturity on commercial mortgage balloon loans, are scheduled for 1998 and 1999. Depending on market conditions and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

During  1996,  1995  and  1994,  the  amortized  cost of  foreclosed  commercial mortgages totaled $18.3 million, $103.1 million and $469.1 million, respectively. At the time of foreclosure, reductions in amortized cost reflecting the writing down of these properties to estimated fair value totaled $2.4 million, $54.4 million and $152.3 million in 1996, 1995 and 1994, respectively.

As of December 31, 1996, problem agricultural mortgages (defined as mortgages with payments 90 days or more past due or in foreclosure) totaled $5.4 million, or 0.3% of the amortized cost of the agricultural mortgage portfolio, as compared with $82.9 million (5.1%) and $17.5 million (1.1%) at December 31, 1995 and 1994, respectively. The 1996 decrease in problem agricultural mortgages was largely due to foreclosures. There were no potential problem agricultural mortgages at December 31, 1996 and 1995 as compared to $68.2 million (4.2%) at December 31, 1994.

For 1996, 1995 and 1994, the amortized cost of foreclosed agricultural mortgages totaled $64.6 million, $5.5 million and $19.8 million, respectively.

                                      7-30

Equity Real Estate. The equity real estate category consists primarily of a diversified group of office, retail, industrial, mixed use and other properties. Office properties constituted the largest component (68.6% of amortized cost) of this portfolio at December 31, 1996.

In 1996, total investment results on equity real estate assets declined by $1.6 million or 34.8%. The 1996 portfolio performance was significantly lower than the $4.6 million reported in 1995 and the $127.7 million generated in 1994. Investment income was $88.6 million in 1996, as compared to $92.5 million and $107.8 million in 1995 and 1994, respectively. Investment losses in 1996 were $85.6 million, $2.3 million lower than in 1995.

During  1996,  1995 and 1994,  the Company  received  proceeds  from the sale of equity real estate of $624.2 million, $587.7 million and $268.5 million, respectively. Management establishes allowances on individual properties identified as held for sale with the objective of fully reserving for anticipated shortfalls between amortized cost and sales proceeds. (For a discussion of all asset valuation allowances on equity real estate, see "General Account Investment Portfolio - Asset Valuation Allowances and Writedowns".) As presented below, investment gains were recognized on sales in 1996 and 1994 primarily reflecting gains realized on the sale of properties as to which no valuation allowance had been established.

                         Equity Real Estate Sold By Year
                                  (In Millions)

                                                   1996         1995        1994
                                                 ----------   ----------  ---------
Amortized cost at beginning of year............   $  751.5     $  635.4    $ 234.9
Writedowns and allowances:
  Cumulative allowances established prior to
    year of sale...............................      (90.7)       (17.6)      (7.0)
  Allowances established in year of sale.......      (25.2)       (29.6)      (4.1)
  Adoption of SFAS No. 121 writedowns at
    January 1, 1996............................      (41.5)         -          -
                                                 ----------   ----------  ---------
Total writedowns and allowances................     (157.4)       (47.2)     (11.1)
                                                 ----------   ----------  ---------
Carrying value at date of sale.................      594.1        588.2      223.8
Sales proceeds.................................      624.2        587.7      268.5
                                                 ----------   ----------  ---------
Gains(Losses) on Sales.........................   $   30.1     $   (0.5)   $  44.7
                                                 ==========   ==========  =========

As presented in the table above, due to real estate market conditions, proceeds from the sale of most equity real estate properties have been less than amortized cost (before SFAS No. 121 writedowns and allowances) at the date of sale. The amortized cost of equity real estate properties held for sale at December 31, 1996 was $465.7 million for which allowances of $90.4 million have been established. The Company intends to continue to seek to sell individual equity real estate properties on an opportunistic basis. If a significant amount of equity real estate not currently held for sale is sold, material investment losses would likely be incurred.

At December 31, 1996, the overall vacancy rate for the Company's real estate office properties was 14.3%, with a vacancy rate of 9.8% for properties acquired as investment real estate and 27.4% for properties acquired through foreclosure. The national commercial office vacancy rate was 12.8% (as of September 30, 1996) as measured by CB Commercial. Lease rollover rates for such properties for 1997, 1998 and 1999 range from 6.3% to 12.4%.

At December 31, 1996, the equity real estate category included $2.58 billion amortized cost of properties acquired as investment real estate (or 71.6% of amortized cost of equity real estate held) and $1.03 billion (28.4%) amortized cost of properties acquired through foreclosure (including in-substance foreclosure).  Asset  valuation  allowances  related to the equity  real  estate


                                      7-31
category at December 31, 1996 totaled $90.4 million (2.5% of amortized cost). Cumulative writedowns recognized on foreclosed properties were $315.0 million through December 31, 1996. As of December 31, 1996, the carrying value of the equity real estate portfolio was 74.9% of its original cost. The amortized cost of foreclosed equity real estate totaled $1.18 billion (26.9% of amortized cost) and $1.36 billion (28.0%) at year end 1995 and 1994, respectively. Depending on future real estate market conditions, there may be further acquisitions of equity real estate through foreclosure.

The following table summarizes the distribution by property type and by state of foreclosed equity real estate properties.

                    Foreclosed Equity Real Estate Properties
                          By Property Type and By State
                                December 31, 1996
                              (Dollars In Millions)

                                            Number of     Amortized     % of
                                           Properties        Cost       Total
                                         -------------  ------------ ----------
Property Type:
Office..................................        22       $    452.2       44.1%
Retail..................................        17            196.3       19.2
Mixed Use...............................         1            140.5       13.7
Industrial..............................         7             12.7        1.2
Apartment...............................         3              0.2        0.0*
Other...................................        41            223.5       21.8
                                         -------------  ------------  ----------
Total...................................        91       $  1,025.4      100.0%
                                         =============  ============  ==========
State:
California..............................                 $    277.0       27.0%
Pennsylvania............................                      106.6       10.4
Georgia.................................                      102.5       10.0
Illinois................................                      100.8        9.8
Florida.................................                       92.9        9.1
Ohio....................................                       75.7        7.4
Other (no state larger than 5.0%).......                      269.9       26.3
                                                        ------------  ----------
Total...................................                 $  1,025.4      100.0%
                                                        ============  ==========

* Less than 0.05%.

Total equity real estate with an aggregate carrying value of $375.3 million was classified as available for sale at December 31, 1996, including $144.7 million of foreclosed real estate. At foreclosure, the Company assesses each property (except those properties acquired through in-substance foreclosure which are always classified as available for sale) and makes a determination as to whether the property should be classified as being available for sale or held for investment. Because of Equitable Real Estate's expertise in a variety of real estate management disciplines, the Company believes it has the capability to manage certain foreclosed assets for the production of income in the same way as properties originally purchased as investments. This treatment of foreclosed assets is consistent with the Company's periodic review of all of its equity real estate assets, including properties that were originally purchased as investments, to determine whether the assets should be classified as available for sale or held for investment.

                                      7-32

Other  Equity   Investments.   Other  equity  investments   consist  of  limited
partnership interests in high yield funds managed by third parties ($485.7 million or 70.2% of amortized cost of this portfolio at December 31, 1996), common and non-redeemable preferred stocks most of which were acquired in connection with below investment grade fixed maturity investments ($128.7 million or 18.5%) and Equitable Deal Flow Fund, L.P., a high yield limited partnership sponsored by Equitable Life ($78.0 million or 11.3%). The high yield funds in which the Insurance Group holds equity interests principally invest in below investment grade fixed maturities and associated equity securities. These funds can create significant volatility in investment income since they are accounted for in accordance with the equity method that treats increases and decreases in the Company's allocable portion of the estimated fair value of the underlying partnership assets, whether realized or unrealized, as investment income or loss to the Company.

Returns on other equity investments have been very volatile. Total investment results on other equity investments increased by $36.2 million in 1996 from 1995 and decreased $40.2 million in 1995 from 1994. Investment income increased by $29.6 million in 1996 from 1995 and $33.7 million in 1995 from 1994. There were investment gains of $14.1 million in 1996, as compared to $7.5 million in 1995 and $81.4 million in 1994. Investment gains have primarily resulted from the gain on sale of certain common stock investments held in the portfolio.

Policy Loans. As of December 31, 1996, General Account Investment Assets included $3.96 billion in outstanding policy loans which are collateralized by the cash value of the underlying insurance policies. The policy loan interest rates charged to policyholders are specified in the policies and ranged from 5.0% to 8.0% for policies with fixed rate provisions during 1996. For policies with variable rate provisions, the loan interest rates were tied to external indices. Interest rates charged on policy loans generally exceed interest rates credited on the underlying policies.


DISCONTINUED OPERATIONS

In 1991, management adopted a plan to discontinue the business of certain pension operations consisting of Wind-Up Annuities and GIC lines of business. The loss allowance and premium deficiency reserve of $569.6 million provided for in 1991 was based on management's best judgment at that time. Since that date, the incurred losses of these discontinued operations have been charged to the loss allowance and reserve. At December 31, 1996, investments for discontinued operations were $2.47 billion, primarily consisting of $1.11 billion and $925.6 million of mortgages and equity real estate, respectively. At December 31, 1996, $1.34 billion of policyholders' liabilities were outstanding, of which $290.7 million were related to GIC products. This is a decrease from the high in September 1986 of $14.56 billion and from $6.47 billion at December 31, 1991. Payments of maturing GIC contracts and voluntary client withdrawals totaled $67.0 million and $562.6 million in 1996 and 1995, respectively, with scheduled payments of maturing GIC contracts of $270.4 million anticipated in 1997. Therefore, discontinued operations' policyholders' liabilities are expected to decline by the end of 1997 to $1.07 billion, of which $32.3 million will be represented by GICs and the balance by Wind-Up Annuities.

The Company's quarterly process for evaluating the loss provisions applies the current period's results of the discontinued operations against the allowance, re-estimates future losses, and adjusts the provisions, if appropriate. Additionally, as part of the Company's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These projections were utilized in the fourth quarter evaluation of the adequacy of the loss provisions.

Projected investment cash flows, which primarily relate to mortgages, equity real estate and other equity interests, have been revised to reflect management's current expectations. Benefit cash flow assumptions also have been revised to incorporate the expected trend in improving mortality experience for Wind-Up Annuities which results in longer policyholder benefit streams. Additionally, the methodology for the projection of cash flows was refined to incorporate the expected remaining lives of the assets in the existing portfolio in lieu of utilizing a five-year projection of specific asset cash flows. Real estate cash flow projections incorporated are consistent with those used in the determination of impairment pursuant to SFAS No. 121. This refinement in methodology more fully recognizes the long term nature of the Wind-Up Annuities.

                                      7-33

The evaluation performed in the fourth quarter utilizing the aforementioned projections of cash flows resulted in the need to strengthen the loss provisions by $129.0 million. The primary factors contributing to this strengthening were changes in projected cash flows for mortgages and other equity investments due to lower portfolio balances as the result of higher than anticipated redemptions and repayments in 1996 and an increase in assumed mortgage defaults as well as an increase in projected benefit payments due to the expected increase in longevity of Wind-Up Annuities beneficiaries.

Management believes the loss provisions for Wind-Up Annuities and GIC contracts at December 31, 1996 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets and ultimate mortality experience. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates underlying the loss provisions, the difference would be reflected as a loss on discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss provisions are likely to result.

Results of Operations. In 1996, excluding the aforementioned reserve strengthening, $23.7 million of pre-tax losses were incurred compared to $25.1 million in 1995 and $21.7 million in 1994; these pre-tax losses incurred were charged to the GIC Segment's loss provisions. The premium deficiency reserve and loss allowance for Wind-Up Annuities and GIC contracts totaled $262.0 million at December 31, 1996, including the $129.0 million pre-tax reserve strengthenings.

Discontinued operations' investment income of $245.4 million was $78.2 million lower than 1995 primarily due to the absence of a tax settlement which benefited discontinued operations in 1995 and lower investment assets due to net repayments of $1.02 billion of borrowings from continuing operations by the GIC Segment in 1996, partially offset by higher yield from other equity investments. Investment income in 1995 of $323.6 million was $70.7 million lower than 1994 primarily due to the January 1995 partial repayment of $1.16 billion of borrowings from continuing operations by the GIC Segment and the payment of $562.6 million of GIC contract maturities, partially offset by higher interest related to a tax settlement. Net investment (losses) gains were $(18.9) million, $(22.9) million and $26.8 million in 1996, 1995 and 1994, respectively.

In January 1995, continuing operations transferred $1.22 billion in cash to the GIC Segment in settlement of its obligation to fund the accumulated deficit of the GIC Segment. Subsequently, the GIC Segment remitted $1.16 billion in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions. As a result of these transactions, the GIC Segment's total investment income and benefits and other deductions for 1995 were both reduced from 1994 amounts. Total investment income within Insurance Operations and Corporate interest expense were also reduced in 1995.

Interest credited on Wind-Up Annuities and GIC contracts was $126.4 million in 1996, down $35.3 million and $86.0 million, from 1995 and 1994, respectively, primarily due to repayments of amounts due under GIC contracts. The weighted average crediting rates were 9.2%, 9.2% and 9.5% in 1996, 1995 and 1994, respectively. The interest expense on intersegment borrowings by the GIC Segment from continuing operations was $114.3 million in 1996, down $40.3 million and $105.4 million, respectively, from 1995 and 1994 levels.

Amounts due to continuing operations of $1.08 billion and $2.10 billion at December 31, 1996 and 1995, respectively, consisted of intersegment borrowings by the GIC Segment from continuing operations, offset in 1996 by $83.8 million representing the obligation of continuing operations to provide assets to fund the GIC Segment accumulated deficit.

                                      7-34

Estimates of annual net cash flows for discontinued operations follow:

                                 Projections at December 31,
                         --------------------------------------------
                                        (In Billions)
                                         1995              1996
                                    ---------------   ---------------

                         1996.....   $     0.65        $      -
                         1997.....        (0.11)            0.19
                         1998.....          -               0.02

Cash requirements are funded by cash flows from assets held by the GIC Segment and new intersegment loans from continuing operations. The increase in projected cash flows for 1997 resulted from a higher level of assumed real estate sales and the expected settlement of $83.8 million by continuing operations of its obligation to fund the accumulated deficit of the GIC Segment. The intersegment loan balance at December 31, 1996 of $1.08 billion is expected to be reduced by approximately $191.5 million during 1997 and by approximately $22.1 million and $137.7 million in 1998 and 1999, respectively. The net cash flows for the GIC Segment are projected to be approximately $728.8 million for the years 2000 through 2006, resulting in the complete repayment of the projected balance of intersegment loans by December 31, 2006. The weighted average interest rate on intersegment loans in 1996 was 7.11% as compared to 7.13% in 1995. The projection at December 31, 1996 assumed new intersegment loans are made for a term of three years.

Other material assumptions used in the determination of cash flow projections follow:

 (i) Future annual investment income projections on the GIC Segment investment portfolio through maturity or assumed disposition of substantially all of the existing investment assets ranged in the 1996 projection from 5.4% to 5.9% as compared to 6.8% to 7.2% in the 1995 projection. The decrease in the expected yields is primarily attributable to the reduction of projected other equity investments and mortgage investment assets, as the balance of these asset classes decreased during 1996 due to higher than anticipated redemptions and repayments.

 (ii) Sales of equity real estate assets over time as market conditions improve, with the proceeds therefrom and from other maturing GIC Segment Investment Assets being used to pay maturing GIC Segment liabilities or to repay outstanding intersegment borrowings. The assumptions underlying the equity real estate cash flow projections are consistent with the cash flow projections used in the determination of impairment pursuant to SFAS No. 121.

 (iii)Interest to be credited to policyholders' accounts under the fixed terms of the underlying agreements, which terms, in the case of the GIC contracts, establish well defined liability payment schedules.

 (iv) In the 1996 projections, Wind-Up Annuities' projected cash flows beyond the year 2011 were discounted at 7.5%. In the 1995 projections, such cash flows beyond the year 2000 were discounted at 7.43%.

 (v) As a result of recent deteriorations in the Company's own Wind-Up Annuities' mortality experience as evidenced by mortality losses of $3.5 million and $2.3 million experienced in 1996 and 1995, respectively, the Company reviewed industry and social security population data. These studies resulted in changes to assumptions recognizing further future mortality improvements as applied to the 1983 GAM (Group Annuity Mortality table). The result of improved mortality is to extend the periods that payments will continue to be made to the annuitants and, therefore, negatively impact the projections of future cash flows.

                                      7-35

GIC Segment Investment Portfolio

In 1996, investment results from GIC Segment Investment Assets totaled $229.0 million, unchanged from 1995 as the $4.0 million decrease in investment income offset the $4.0 million lower investment losses. The investment income for 1996 reflected increases of $22.9 million, $9.7 million and $1.5 million for other equity investments, equity real estate and cash and short-term investments, respectively, which were more than offset by lower income on the mortgage loan and fixed maturities portfolios of $24.7 million and $13.4 million, respectively. A $2.0 million gain on mortgage loans compared to the 1995 loss of $8.4 million and lower investment losses of $9.8 million for fixed maturities were offset by $13.9 million higher losses on equity real estate and $2.3 million of lower gains on other equity investments. Investment yields increased to 7.89% from 6.55% in 1995.

Investment results on the GIC Segment portfolios in 1995 declined $94.5 million from $323.5 million in 1994. Investment income decreased $44.8 million primarily due to $35.5 million lower income on the mortgage loan portfolio and a $9.5 million decrease on equity real estate. There were losses of $22.9 million in 1995 as compared with $26.8 million in investment gains in 1994. The decline was due to the $26.4 million decrease in gains on other equity investments, losses of $5.6 million on equity real estate in 1995 as compared with gains of $5.4 million in 1994 and $6.4 million and $5.9 million higher losses in 1995 on the mortgage loan and fixed maturity portfolios, respectively. The total portfolio's yield in 1995 was 6.55%, down from 7.71% in 1994.

Total investment income included non-cash amounts from amortization, payment-in-kind distributions and undistributed equity earnings of $11.9 million, $8.0 million and $7.2 million for 1996, 1995 and 1994, respectively. Investment income is shown net of depreciation of $25.9 million, $32.7 million and $37.7 million, respectively, for such periods.

The following table shows the major categories of GIC Segment Investment Assets by amortized cost, valuation allowances and net amortized cost as of December 31, 1996 and by net amortized cost as of December 31, 1995. See Note 7 of Notes to Consolidated Financial Statements.

                          GIC Segment Investment Assets
                              (Dollars In Millions)

                                         December 31, 1996                      December 31, 1995
                       --------------------------------------------------  -------------------------
                                                                  % of                      % of
                                                        Net     Total Net         Net      Total Net
                         Amortized    Valuation      Amortized  Amortized      Amortized   Amortized
                          Cost        Allowances        Cost       Cost           Cost       Cost
                       -------------  ----------   -----------  ---------   ------------  ----------
Fixed maturities......  $    43.2    $    -         $    43.2      1.7%      $   108.4       3.3%
Mortgages.............    1,120.1         9.0         1,111.1     44.6         1,485.8      45.7
Equity real estate....      954.2        20.4           933.8     37.4         1,131.2      34.8
Other equity
  investments.........      300.5         -             300.5     12.1           455.9      14.0
Cash and short-term
  investments.........      105.8         -             105.8      4.2            72.4       2.2
                       -------------  ----------   -----------  ---------   ------------  ----------
Total.................  $ 2,523.8    $   29.4       $ 2,494.4    100.0%      $ 3,253.7     100.0%
                       ============= ============  ===========  =========   ============  ==========


                                      7-36

Asset Valuation Allowances and Writedowns

The following table shows asset valuation allowances at the dates indicated.

                          GIC Segment Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                        Equity Real
                                          Mortgages       Estate          Total
                                       -------------   -------------   ----------
December 31, 1996
Beginning balances...................   $    19.2       $    77.9       $   97.1
  SFAS No. 121 releases(1)...........         -             (71.9)         (71.9)
  Additions..........................         1.9            20.2           22.1
  Deductions.........................       (12.1)           (5.8)         (17.9)
                                       -------------   -------------   ----------
Ending Balances......................   $     9.0       $    20.4       $   29.4
                                       =============   =============   ==========
December 31, 1995
  Beginning balances.................   $    50.2       $    74.7       $  124.9
  Additions..........................        10.8            19.3           30.1
  Deductions.........................       (41.8)          (16.1)         (57.9)
                                       -------------   -------------   ----------
Ending Balances......................   $    19.2       $    77.9       $   97.1
                                       =============   =============   ==========
December 31, 1994
  Beginning balances.................   $    61.4       $    61.5       $  122.9
  Additions..........................         8.0            25.0           33.0
  Deductions.........................       (19.2)          (11.8)         (31.0)
                                       -------------   -------------   ----------
Ending Balances......................   $    50.2       $    74.7       $  124.9
                                       =============   =============   ==========

(1) As a result of adopting SFAS No. 121, $71.9 million of allowances on assets held for investment were released and impairment losses of $69.8 million were recognized on real estate held and used.

Writedowns on fixed maturities (primarily related to below investment grade securities) aggregated $1.6 million, $8.1 million and $17.8 million in 1996, 1995 and 1994, respectively. Writedowns on equity real estate subsequent to the adoption of SFAS No. 121 totaled $12.3 million in 1996.

                                      7-37

Investment Results by Asset Category

Fixed Maturities - At December 31, 1996, the amortized cost of the GIC Segment's fixed maturity portfolio was $43.2 million compared with an estimated fair value of $42.8 million. GIC Segment fixed maturities consist of publicly traded debt securities, privately placed debt securities and redeemable preferred stock, which represented 5.1%, 67.1% and 27.8%, respectively, of amortized cost of this asset category at December 31, 1996. At that same date, approximately 44.3% ($19.1 million) of the GIC Segment's fixed maturities were scheduled to mature within five years (with 4.2%, or $1.8 million, scheduled to mature in 1997).

Total investment results on fixed maturity investments fell to $7.6 million in 1996 from $11.2 million in 1995 and $25.8 million in 1994. The decrease in investment results during this period was largely due to a decline in investment income to $9.6 million in 1996, down from $23.0 million and $31.7 million in 1995 and 1994, respectively, principally as a result of a significantly smaller asset base. Total yields were 10.27%, 6.51% and 8.37% in 1996, 1995 and 1994, respectively. There were investment losses of $2.0 million on fixed maturity investments during 1996, as compared to $11.8 million in 1995 and $5.9 million in 1994. The losses primarily were due to asset writedowns of $1.6 million in 1996 compared to writedowns of $8.1 million and $17.8 million in 1995 and 1994, respectively.

As of December 31, 1996, the GIC Segment fixed maturities with an amortized cost of $43.2 million (compared to $108.4 million as of December 31, 1995) consisted of $17.5 million of investment grade securities (NAIC 1 and 2), largely public and private corporate debt, $13.7 million of below investment grade (NAIC 3-6) securities, largely directly negotiated debt investments, and $12.0 million of redeemable preferred stock.

The amount of problem fixed maturities decreased during 1996 as assets were exchanged, written down or sold.

                          GIC Segment Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                     December 31,
                                           --------------------------------
                                             1996       1995        1994
                                           ---------  ---------   ---------
FIXED MATURITIES (Public and Private).....  $   43.2   $  108.4    $ 231.4
Problem fixed maturities..................       0.5        6.2       20.3
Potential problem fixed maturities........       1.0        7.2       25.0
Restructured fixed maturities(1)..........       5.7        9.0       33.7

(1) Excludes restructured fixed maturities of $0.5 million, $6.1 million and $15.0 million that are shown as problems at December 31, 1996, 1995 and 1994, respectively. There were no restructured fixed maturities shown as potential problems.

Mortgages - As of December 31, 1996, GIC Segment commercial mortgages totaled $1.04 billion (92.8% of amortized cost of the category), agricultural loans were $81.1 million (7.2%) and residential loans were $0.1 million (0.0%). Office, retail and hotel properties accounted for 53.9%, 18.2% and 16.2%, respectively, of amortized cost of GIC Segment commercial mortgages as of December 31, 1996. Properties in New York (14.2% as measured by amortized cost), Texas (13.4%), New Jersey (12.1%), the District of Columbia (10.8%), Louisiana (6.9%), Ohio (6.0%) and Illinois (5.3%) represented the largest amounts of GIC Segment commercial mortgages. Not more than 5.0% (as measured by amortized cost) of GIC Segment commercial mortgages was located in any other single state.

                                      7-38

For 1996, total investment results on GIC Segment mortgages were $123.5 million, as compared to $137.8 million and $179.7 million in 1995 and 1994, respectively. Total investment yields were 9.30%, 8.59% and 9.44% in 1996, 1995 and 1994, respectively. The drop in investment income to $121.5 million in 1996, as compared to $146.2 million in 1995 and $181.7 million in 1994, reflected the shrinking asset base. There were investment gains of $2.0 million in 1996, compared to investment losses of $8.4 million in 1995 and $2.0 million in 1994. Investment gains in 1996 relative to 1995 reflected lower additions to asset valuation allowances.

                              GIC Segment Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                  December 31,
                                                     ----------------------------------
                                                       1996        1995          1994
                                                     ----------  ----------   ---------
COMMERCIAL MORTGAGES...............................   $1,038.9    $1,379.5     $1,630.5
Problem commercial mortgages(1)....................        6.7        33.4         13.0
Potential problem commercial mortgages.............       29.1        42.0        182.3
Restructured commercial mortgages(2)...............      198.9       252.6        223.6

VALUATION ALLOWANCES...............................   $    9.0    $   19.2     $   50.2
As a percent of commercial mortgages...............        0.9%        1.4%         3.1%
As a percent of problem commercial mortgages.......      134.3%       57.5%       386.2%
As a percent of problem and potential problem
  commercial mortgages.............................       25.1%       25.5%        25.7%
As a percent of problem, potential problem and
  restructured commercial mortgages................        3.8%        5.9%        12.0%

AGRICULTURAL MORTGAGES.............................   $   81.1    $  109.2     $  131.3
Problem agricultural mortgages(3)..................        1.2         2.0          1.9

(1) Includes delinquent mortgage loans of $6.7 million, $33.4 million and $12.5 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $0.0 million, $0.0 million and $0.5 million at the same respective dates.

(2) Excludes restructured commercial mortgages of $31.5 million that are shown as problems at December 31, 1995, and excludes $9.2 million, $5.1 million and $147.5 million of restructured commercial mortgages that are shown as potential problems at December 31, 1996, 1995 and 1994, respectively.

(3) Includes delinquent mortgage loans of $0.4 million, $0.5 million and $0.1 million at December 31, 1996, 1995 and 1994, respectively, and mortgage loans in process of foreclosure of $0.8 million, $1.5 million and $1.8 million, respectively, at the same dates.

As of December 31, 1996, problem commercial mortgages totaled $6.7 million, collateralized 100.0% by retail properties. Properties with problem mortgages were located in Mississippi and Arizona (52.2% and 47.8%, respectively, of amortized cost of such mortgages). The amortized cost of wholly or partially non-accruing problem commercial mortgages was $6.7 million, $31.7 million and $13.0 million at December 31, 1996, 1995 and 1994, respectively.

                                      7-39

At December 31, 1996, $20.0 million of potential problem mortgages (68.7% of amortized cost of such mortgages) were collateralized by hotel properties, $5.2 million (17.9%) by retail properties, $3.2 million (11.0%) by office properties and $0.7 million (2.4%) by industrial properties. Properties with potential problem mortgages were principally located in Texas (67.7% of amortized cost), New Jersey (13.4%) and New York (10.7%). Potential problem commercial mortgages decreased in 1996 as new potential problems were more than offset by changes in classification to in-good-standing or problems.

The 1996 decrease in restructured mortgages was largely due to loans reclassified as in-good-standing or payoffs. At December 31, 1996, 46.7% of restructured commercial mortgages, as measured by amortized cost, were collateralized by office properties, 33.4% by industrial properties, 18.5% by hotels and 1.4% by retail properties. These restructured mortgages were on properties principally located in Texas (45.4% of amortized cost), Louisiana (25.6%) and New Jersey (21.1%). Interest income foregone on restructured commercial mortgages (including problem and potential problem restructured commercial mortgages) totaled $1.4 million, $2.5 million and $0.8 million for 1996, 1995 and 1994, respectively.

For 1996, scheduled amortization payments and prepayments on commercial mortgage loans aggregated $210.8 million. For 1996, $204.9 million of mortgage loan maturity payments were scheduled, of which $124.5 million (60.8%) were paid as due. Of the amount not paid, $63.8 million (31.1% of the amount scheduled) were extended for a weighted average of 3.7 years at a weighted average interest rate of 9.3%, $9.4 million (4.6%) were granted short-term extensions of up to six months, $7.0 million (3.4%) were delinquent or in default for non-payment of principal and $0.2 million (0.1%) were foreclosed upon.

During 1997, approximately $259.1 million of commercial mortgage principal payments are scheduled, including $234.0 million of payments at maturity on commercial mortgage balloon loans. An additional $240.4 million of principal payments, including $191.9 million of payments at maturity on commercial mortgage balloon loans, are scheduled from 1998 through 1999. Depending on the condition of the real estate market and lending practices in future years, many maturing loans may have to be refinanced, restructured or foreclosed upon.

During 1996, 1995 and 1994, the amortized cost of foreclosed commercial mortgages totaled $3.0 million, $72.6 million and $68.1 million, respectively. At the time of foreclosure, reductions in amortized cost reflecting the writing down of these properties to estimated fair value totaled $0.1 million, $40.1 million and $6.3 million in 1996, 1995 and 1994, respectively. Foreclosed agricultural mortgages totaled $1.1 million and $0.9 million for 1996 and 1994, respectively.

Equity Real Estate - At December 31, 1996, the $954.2 million amortized cost of equity real estate in the GIC Segment was principally comprised of office (67.0%), retail (12.3%), industrial (7.1%), mixed use (4.9%) and hotel (1.4%)
properties. GIC Segment equity real estate was principally located in New York (21.8%), California (18.0%), Illinois (11.8%), Texas (9.1%), Pennsylvania (6.2%), Oklahoma (6.0%) and Florida (5.8%).

For 1996, total investment results on equity real estate assets were $10.5 million, as compared to $14.7 million in 1995 and $35.2 million in 1994, reflecting yields of 1.07%, 1.38% and 2.81% in 1996, 1995 and 1994, respectively. Investment income was $30.0 million in 1996, as compared to $20.3 million in 1995 and $29.8 million in 1994. There were investment losses of $19.5 million in 1996, as compared to $5.6 million in 1995 and to gains of $5.4 million in 1994. Writedowns and additions to asset valuation allowances were $32.5 million, $19.3 million and $25.0 million for 1996, 1995 and 1994, respectively.

During 1996, 1995 and 1994, the GIC Segment received proceeds from the sale of equity real estate of $184.3 million, $142.2 million and $284.9 million, respectively. Management establishes valuation allowances on individual properties identified as held for sale with the objective of fully reserving for anticipated shortfalls between amortized cost and sales proceeds. (For a discussion of all asset valuation allowances on equity real estate, see "Discontinued Operations - Asset Valuation Allowances and Writedowns"). As presented below, investment gains were recognized on sales in each year primarily reflecting gains realized on the sale of properties as to which no valuation allowance had been established.

                                      7-40

                         Equity Real Estate Sold By Year
                                  (In Millions)

                                                      1996         1995           1994
                                                  -------------   ----------   -----------
Amortized cost at the beginning of year.........   $    189.4      $ 144.8      $  264.5
Writedowns and allowances:
  Cumulative allowances established prior to
    year of sale................................         (4.6)        (6.7)         (0.1)
  Allowances established in year of sale........         (1.2)        (8.5)        (12.6)
  Adoption of SFAS No. 121 writedowns at
    January 1, 1996.............................        (10.2)         -             -
                                                  -------------   ----------   -----------
Total writedowns and allowances.................        (16.0)       (15.2)        (12.7)
                                                  -------------   ----------   -----------
Carrying value at date of sale..................        173.4        129.6         251.8
Sales proceeds..................................        184.3        142.2         284.9
                                                  -------------   ----------   -----------
Gains on Sales..................................   $     10.9      $  12.6      $   33.1
                                                  =============   ==========   ===========

As presented in the table, due to real estate market conditions, proceeds from the sale of most equity real estate properties in 1996 and 1995 have been less than amortized cost (before SFAS No. 121 writedowns and allowances) at the date of sale. The amortized cost of equity real estate properties held for sale at December 31, 1996 was $139.5 million for which allowances of $20.4 million have been established. The Company intends to continue to seek to sell individual equity real estate properties on an opportunistic basis. If a significant amount of equity real estate not currently held for sale is sold, material investment losses would likely be incurred.

At December 31, 1996, the equity real estate category included properties acquired through foreclosure, including in-substance foreclosure, with an amortized cost of $268.3 million (constituting 28.1% of amortized cost of equity real estate held at that date). Cumulative writedowns recognized on foreclosed properties were $95.0 million through December 31, 1996. At December 31, 1995 and 1994, the amortized cost of foreclosed equity real estate totaled $317.2 million and $317.3 million, respectively (26.2% and 24.8% of total amortized cost, respectively). At December 31, 1996, office, mixed use, retail, industrial and other properties made up 58.3%, 17.3%, 15.1%, 6.2% and 3.1%, respectively, of amortized cost of foreclosed equity real estate. Foreclosed equity real estate is located in Illinois (24.6% of amortized cost of such property), New York (22.1%), California (19.8%), Texas (11.1%) and Colorado (8.2%), with no other single state accounting for more than 5.0% of such amortized cost.

Other Equity Investments - At December 31, 1996, GIC Segment other equity investments of $300.5 million consisted primarily of limited partnership interests in high yield funds managed by third parties ($234.9 million or 78.2% of amortized cost of this portfolio at that date). GIC Segment other equity investments also included common and preferred stocks acquired in connection with the below investment grade fixed maturity investments, as well as other equity investments ($39.6 million or 13.2%) and an investment in the Deal Flow Fund, L.P. ($26.0 million or 8.6%).

Total investment results on other equity investments were $76.7 million, $56.1 million and $80.8 million in 1996, 1995 and 1994, respectively. These investment results reflected yields of 21.74%, 10.54% and 11.95%, for the years 1996, 1995 and 1994, respectively. Investment income amounted to $76.1 million, $53.2 million and $51.5 million in 1996, 1995 and 1994, respectively. Investment gains were $0.6 million, $2.9 million and $29.3 million in 1996, 1995 and 1994, respectively.

                                      7-41

LIQUIDITY AND CAPITAL RESOURCES

Insurance Group

The Insurance Group's principal cash flow sources are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from maturities and sales of General Account Investment Assets and dividends and distributions from subsidiaries.

The liquidity requirements of the Insurance Group principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations, the liabilities of the GIC Segment and operating expenses, including debt service. These liabilities include the payment of benefits under such life insurance, annuity and group pension products, as well as the need to make cash payments in connection with policy surrenders, withdrawals and loans.

In December 1995, Equitable Life completed the sale of the Surplus Notes in a private placement to institutional investors. Interest on the $400.0 million 6.95% Surplus Notes and the $200.0 million 7.70% Surplus Notes is scheduled to be paid on June 1 and December 1 of each year. The 6.95% Surplus Notes are scheduled to mature on December 1, 2005 while the 7.70% Surplus Notes are scheduled to mature on December 1, 2015. Under the New York Insurance Law, payments of interest on or principal of the Surplus Notes may only be made out of "free and divisible surplus ...with approval of the Superintendent whenever, in his judgment, the financial condition of the insurer warrants." Interest expense on the Surplus Notes totaled $43.2 million in 1996 and $1.5 million in 1995. For further information, see Note 8 of Notes to Consolidated Financial Statements.

During 1997,  management  intends to continue to explore  selective  acquisition
opportunities   in  Equitable   Life's  core  insurance  and  asset   management
businesses.

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

Sources of Insurance Group Liquidity

The primary source of short-term liquidity to support continuing and discontinued operations is a pool of highly liquid, high quality, short-term instruments structured to provide liquidity in excess of the Insurance Group's expected cash requirements. At December 31, 1996, this asset pool provided the Insurance Group an aggregate of $383.5 million in highly liquid short-term investments, as compared to $1.02 billion and $966.8 million at December 31, 1995 and 1994, respectively.

The Insurance Group has available for its liquidity needs a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities.

Other sources of liquidity include dividends and distributions from Equitable Life's Investment Subsidiaries, particularly Alliance. In 1996, Alliance reported cash distributions of $2.10 per Unit as compared to $1.73 per Unit in 1995 and $1.64 per Unit in 1994. Alliance generally is not subject to a corporate level tax for Federal income tax purposes. Current law provides that as a consequence of public trading in Alliance Units, Alliance will be treated as a corporation for Federal income tax purposes beginning in 1998. Accordingly, were Alliance to make no change in its tax status prior to 1998, it would be taxed as a corporation for Federal income tax purposes with respect to periods beginning in 1998. The Federal tax would significantly reduce the post-tax earnings reported by Alliance and available for distribution to Unit holders. Additionally, the Holding Company and Equitable Life's consolidated earnings will be reduced by taxation on Alliance cash distributions which generally will be treated as corporate dividends for Federal income tax purposes. See "Risk-Based Capital".

                                      7-42

In the normal course of business, Equitable Life provides, from time to time, certain guarantees and commitments and faces certain contingencies. These commitments and contingencies are discussed more fully in Notes 10, 12, 13, 14 and 15 of Notes to Consolidated Financial Statements.

Management believes it has sufficient liquidity in the form of short-term assets and its bond portfolio together with its cash flows from operations and scheduled maturities of fixed maturities, to satisfy its liquidity needs. Equitable Life also has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million five-year bank credit facility, which expires in June 2000. At December 31, 1996, no amounts were outstanding under the commercial paper program or the back-up credit facility.

Factors Affecting Insurance Group Liquidity

The Insurance Group's liquidity needs are affected by fluctuations in the level of surrenders and withdrawals previously discussed in "Combined Results of Continuing Operations by Segment - Insurance Operations - Surrenders and Withdrawals; Policy Loans". Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Risk-Based Capital

Since 1993, life insurers, including Equitable Life and EVLICO, have been subject to certain risk-based capital ("RBC") guidelines. The RBC guidelines provide a method to measure the adjusted capital (statutory capital and surplus plus the Asset Valuation Reserve ("AVR") and other adjustments) that a life insurance company should have for regulatory purposes, taking into account the risk characteristics of the company's investments and products. A life insurance company's RBC ratio will vary over time depending upon many factors, including its earnings, the mix of assets in its investment portfolio, the nature of the products it sells and its rate of sales growth, as well as to changes in the RBC formulas required by regulators.

While the RBC guidelines are intended to be a regulatory tool only, and are not intended as a means to rank insurers generally, comparisons of RBC ratios of life insurers have become generally available. Equitable Life and EVLICO were above their target RBC ratios at years end 1995 and 1996. Principally because of the RBC formula's treatment of Equitable Life's large holdings of subsidiary common stock (including its interest in Alliance, its 36.1% interest in DLJ, and its wholly owned subsidiary Equitable Real Estate), equity real estate and mortgages, Equitable Life's year end 1996 RBC ratio is expected to continue to be lower than those of its competitors in the life insurance industry.

Alliance is not currently subject to Federal income taxes on its partnership business; however, under the Revenue Act of 1987, Alliance, as a publicly traded partnership, will become subject to Federal income taxes commencing on January 1, 1998. Alliance's becoming subject to Federal income tax on January 1, 1998 could be avoided under current law through a restructuring. Such a restructuring could result in Equitable Life's Alliance Units ceasing to be publicly traded. Pursuant to NAIC guidelines applicable to the valuation of subsidiaries with publicly traded securities, Equitable Life currently uses a market value option for the valuation of Alliance in Equitable Life's statutory financial statements. Equitable Life's holdings of Alliance Units are valued at a 17% discount from market value on the New York Stock Exchange at year end. As a result, at December 31, 1996, the statutory carrying value of Equitable Life's investment in Alliance increased to $1.06 billion from $914.3 million at December 31, 1995, compared to a statutory cost of $292.3 million. The management of Equitable Life has begun to examine possible responses to the change in Alliance's tax status and, during 1997, will be discussing with regulators alternative bases on which to value its Alliance holdings for statutory purposes in the event Equitable Life were to cease to own publicly traded Alliance Units. Management believes that these discussions should result in an approach which would, in such event, continue to take into account for statutory purposes a significant portion of the value of Equitable Life's investment in Alliance in excess of statutory cost. If Equitable Life were to cease to own publicly traded Alliance Units, and if a significant portion of


                                      7-43
such excess were not recognized for statutory purposes, and if other offsetting corporate actions available to Equitable Life were not taken, Equitable Life would have a significant decline in its statutory capital and RBC ratio, which may adversely affect the market's perception of the Insurance Group relative to its principal competitors and could, therefore, make it more difficult to market certain of its insurance and annuity products and also result in higher levels of surrenders and withdrawals.

In addition, developments relating to changes in the RBC formula that may become effective for year end 1997 statutory financial statements may adversely affect Equitable Life's RBC ratio at year end 1997.

The NAIC has undertaken a comprehensive codification of statutory accounting practices for life insurers. The resulting changes, once the codification project has been completed and the new principles adopted and implemented, could have a significant adverse impact on the Insurance Group's statutory results and financial position. The codification is unlikely to become effective until 1998 or later.

At December 31, 1996, $218.7 million (or 9.7%) of the Insurance Group's aggregate statutory capital and surplus (representing 6.1% of statutory capital and surplus and AVR) resulted from surplus relief reinsurance. The level of surplus relief reinsurance was reduced by approximately $60.2 million in 1996.

Investment Subsidiaries

Alliance's principal sources of liquidity are cash flows from operations, proceeds from sales of newly issued Alliance Units and borrowings from lending institutions. During the third quarter of 1994, Alliance issued $100.0 million of new Units to two third-party investors. The proceeds from the 1994 transactions were used to repay in full Alliance's $105.0 million senior notes and the outstanding balance under its revolving credit facility. In February 1996, approximately 1.8 million Alliance Units and $21.5 million of notes were issued as partial consideration in the Cursitor acquisition. In February 1996, Alliance terminated its $100.0 million revolving credit facility and its $100.0 million commercial paper program, replacing them with a new $250.0 million, five-year revolving credit facility with a group of banks. The interest rate is a floating rate generally based on a defined prime rate, a rate related to LIBOR or the Federal Funds rate, at Alliance's option. At December 31, 1996, there were no amounts outstanding under its new $250.0 million revolving credit facility. As a result of the continued growth in Alliance's business and the use of the deferred sales charge options on various Alliance mutual funds, Alliance may require additional sources of capital from time to time.

DLJ reported total assets as of December 31, 1996 of approximately $55.50 billion. Most of these assets are highly liquid marketable securities and short-term receivables arising from securities transactions. These assets include collateralized resale and securities borrowing agreements, both of which are secured by U.S. Government and agency securities and corporate debt and equity securities. A relatively small portion of total assets is fixed or held for a period longer than one year. A significant portion of DLJ's borrowings is matched to the interest rate and expected holding period of the corresponding assets. DLJ monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowing.

DLJ continually reviews its overall capital needs to ensure that its capital base can support the needs of its businesses. As a result of these ongoing reviews, DLJ continues to be active in raising additional capital. In addition to its October 1995 IPO and senior debt offering, there has been the February 1996 issuance of $250.0 million aggregate principal amount of 5 5/8% Medium Term Notes due 2016. The net proceeds of approximately $248.3 million were used for general corporate purposes. Debt service on these notes will total $14.1 million annually. In July 1996, DLJ issued $43.5 million in 6.1875% junior subordinated convertible debentures, the proceeds of which were used to pay $43.5 million of its senior subordinated revolving credit. During October 1996, DLJ exercised its option to exchange all 2.25 million shares of its $8.83 Cumulative Preferred Stock for $225.0 million in aggregate principal amount of 9.58% Subordinated Exchange Notes due 2003, including $20.0 million to Equitable Life. These notes are redeemable, in whole or in part, at DLJ's option at any time. On November 19, 1996, DLJ issued 4.0 million shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $50 per share. Dividends on the preferred stock are cumulative and payable quarterly at a rate of 5.94% per annum through November 30, 2001. Thereafter, the dividend rate will be adjusted based on various indices, not to be less than 6.44% nor higher than


                                      7-44

12.44%. The preferred stock is redeemable, in whole or in part, at the option of DLJ, on or after November 30, 2001. At December 31, 1996, 4.0 million shares of such preferred stock were authorized, issued and outstanding. In 1995, DLJ also extended the maturity and increased the credit available under its revolving credit agreement to $325.0 million, of which $206.5 million was outstanding at December 31, 1996. DLJ also increased the amount of credit available under its unsecured credit facility to $650 million; there were no borrowings outstanding at December 31, 1996.

DLJ historically has satisfied its needs for funds primarily from capital (including long-term debt), internally generated funds, uncommitted lines of credit, free credit balances in customers' accounts, master notes and collateralized borrowings primarily consisting of bank loans, repurchase agreements and securities loaned. Short-term funding generally is obtained at rates related to Federal Funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. DLJ maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others including $6.0 billion, at December 31, 1996, in uncommitted and committed bank credit lines with 50 domestic and international banks.

The primary source of cash flows for Equitable Real Estate is investment management fee income derived from various kinds of financial and real estate investments and from transaction fees related to acquiring, servicing and disposing of such investments. Since Equitable Real Estate primarily is an investment manager, its primary cash needs are to pay operating expenses such as employee compensation and benefits, office rentals and information systems. In 1996, 1995 and 1994, Equitable Real Estate paid cash dividends of $27.0 million, $23.4 million and $50.0 million to Equitable Life. In December 1994, Equitable Real Estate established two bank lines of credit totaling $30.0 million. During December 1996, Equitable Real Estate modified and extended one of its lines of credit. The two bank lines of credit total $35.0 million with no outstanding borrowings as of December 31, 1996.

Consolidated Cash Flows

Net cash  provided  by  operating  activities  was  $583.6  million  for 1996 as compared to $1.12 billion in 1995. Cash provided by operations in 1996 was attributable to the $1.27 billion net change in interest credited to policyholders' account balances, partially offset by net cash used of $874.0 million for the change in universal life and investment-type policy fee income.

Net cash used by investing activities amounted to $168.1 million for 1996 as compared to $243.6 million in 1995. In 1996, investment purchases exceeded sales, maturities, repayments and return of capital by $1.24 billion. The GIC Segment repaid $1.02 billion of loans from continuing operations during 1996. In 1995, purchases exceeded sales, maturities, repayments and return of capital by $845.8 million, as available funds were invested principally in the fixed maturities category. In 1994, sales, maturities and repayments of investment assets exceeded purchases by $614.7 million, principally in the mortgage loan and other equity investment categories. Decreases in loans to the discontinued GIC Segment totaled $1.23 billion in 1995 principally due to the January 1995 repayment of $1.16 billion in loans by the GIC Segment.

Net cash used by financing activities was $651.4 million in 1996 as compared to cash used by financing activities of $791.8 million for 1995. During 1996, withdrawals from policyholders' account balances exceeded deposits by $459.8 million as compared with $70.6 million in 1995. In 1995, the $1.22 billion payment by continuing operations to the GIC Segment and $70.6 million in net cash withdrawals from General Account policyholders' account balances (these amounts exclude Separate Account activity for the Insurance Operations' segment) were offset by $599.7 million of additions to long-term debt, primarily due to the issuance of the Surplus Notes. Net cash used by financing activities of $676.4 million in 1994 was primarily due to net cash withdrawals from General Account policyholders' account balances of $781.9 million. In addition, in 1994, the Holding Company issued $300.0 million of 9% Senior Notes while Alliance issued $100.0 million of new Units to third parties. Alliance used the proceeds of these third party Unit sales to repay $105.0 million of long-term debt.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents of $235.9 million in 1996 as compared to increases of $81.1 million and $97.4 million in 1995 and 1994, respectively.

                                      7-45

Part II, Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

Report of Independent Accountants...........................................................  F-1
Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 1996 and 1995...................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 1996, 1995 and 1994.........  F-3
  Consolidated Statements of Shareholder's Equity, Years Ended December 31, 1996,
    1995 and 1994...........................................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 1996, 1995 and 1994.......  F-5
  Notes to Consolidated Financial Statements................................................  F-6

Report of Independent Accountants on Financial Statement Schedules..........................  F-47

Consolidated Financial Statement Schedules:
Schedule I - Summary of Investments -  Other than Investments in Related Parties,
  December 31, 1996.........................................................................  F-48
Schedule III - Balance Sheets (Parent Company), December 31, 1996 and 1995..................  F-49
Schedule III - Statements of Earnings (Parent Company), Years Ended December 31, 1996,
  1995 and 1994.............................................................................  F-50
Schedule III - Statements of Cash Flows (Parent Company), Years Ended December 31, 1996,
  1995 and 1994.............................................................................  F-51
Schedule V - Supplementary Insurance Information, Years Ended December 31, 1996,
  1995 and 1994.............................................................................  F-52
Schedule VI - Reinsurance, Years Ended December 31, 1996, 1995 and 1994.....................  F-55

February 10, 1997


                        Report of Independent Accountants


To the Board of Directors and Shareholder of The Equitable Life Assurance Society of the United States

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of The Equitable Life Assurance Society of the United States and its subsidiaries ("Equitable Life") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Equitable Life's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, Equitable Life changed its methods of accounting for long-duration participating life insurance contracts and long-lived assets in 1996, for loan impairments in 1995 and for postemployment benefits in 1994.



/s/Price Waterhouse LLP
--------------------------

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                          1996              1995
                                                                       ------------    ------------
                                                                                (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value......................   $ 18,077.0      $ 15,899.9
  Mortgage loans on real estate......................................      3,133.0         3,638.3
  Equity real estate.................................................      3,297.5         3,916.2
  Policy loans.......................................................      2,196.1         1,976.4
  Investment in and loans to affiliates..............................        685.0           636.6
  Other equity investments...........................................        597.3           621.1
  Other invested assets..............................................        288.7           706.1
                                                                       ------------    ------------
      Total investments..............................................     28,274.6        27,394.6
Cash and cash equivalents............................................        538.8           774.7
Deferred policy acquisition costs....................................      3,104.9         3,075.8
Amounts due from discontinued GIC Segment............................        996.2         2,097.1
Other assets.........................................................      2,552.2         2,718.1
Closed Block assets..................................................      8,495.0         8,582.1
Separate Accounts assets.............................................     29,646.1        24,566.6
                                                                       ------------    ------------
Total Assets.........................................................   $ 73,607.8      $ 69,209.0
                                                                       ============    ============
LIABILITIES
Policyholders' account balances......................................   $ 21,865.6      $ 21,911.2
Future policy benefits and other policyholders' liabilities..........      4,416.6         4,007.3
Short-term and long-term debt........................................      1,766.9         1,899.3
Other liabilities....................................................      2,785.1         3,380.7
Closed Block liabilities.............................................      9,091.3         9,221.4
Separate Accounts liabilities........................................     29,598.3        24,531.0
                                                                       ------------    ------------
      Total liabilities..............................................     69,523.8        64,950.9
                                                                       ------------    ------------
Commitments and contingencies (Notes 10, 12, 13, 14 and 15)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value 2.0 million shares authorized, issued
  and outstanding....................................................          2.5             2.5
Capital in excess of par value.......................................      3,105.8         3,105.8
Retained earnings....................................................        798.7           788.4
Net unrealized investment gains......................................        189.9           396.5
Minimum pension liability............................................        (12.9)          (35.1)
                                                                       ------------    ------------
      Total shareholder's equity.....................................      4,084.0         4,258.1
                                                                       ------------    ------------
Total Liabilities and Shareholder's Equity...........................   $ 73,607.8      $ 69,209.0
                                                                       ============    ============

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996          1995           1994
                                                           ------------  ------------  ------------
                                                                          (In Millions)
REVENUES
Universal life and investment-type product policy fee
  income.................................................   $    874.0    $    788.2    $   715.0
Premiums.................................................        597.6         606.8        625.6
Net investment income....................................      2,175.9       2,088.2      1,998.6
Investment (losses) gains, net...........................         (9.8)          5.3         91.8
Commissions, fees and other income.......................      1,081.8         897.1        847.4
Contribution from the Closed Block.......................        125.0         143.2        137.0
                                                           ------------  ------------  ------------

      Total revenues.....................................      4,844.5       4,528.8      4,415.4
                                                           ------------  ------------  ------------
BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances.....      1,270.2       1,248.3      1,201.3
Policyholders' benefits..................................      1,317.7       1,008.6        914.9
Other operating costs and expenses.......................      2,048.0       1,775.8      1,857.7
                                                           ------------  ------------  ------------
      Total benefits and other deductions................      4,635.9       4,032.7      3,973.9
                                                           ------------  ------------  ------------
Earnings from continuing operations before Federal
  income taxes, minority interest and cumulative
  effect of accounting change............................        208.6         496.1        441.5
Federal income taxes.....................................          9.7         120.5        100.2
Minority interest in net income of consolidated
  subsidiaries...........................................         81.7          62.8         50.4
                                                           ------------  ------------  ------------
Earnings from continuing operations before
  cumulative effect of accounting change.................        117.2         312.8        290.9
Discontinued operations, net of Federal income taxes.....        (83.8)          -            -
Cumulative effect of accounting change, net of Federal
  income taxes...........................................        (23.1)          -          (27.1)
                                                           ------------  ------------  ------------

Net Earnings.............................................   $     10.3    $    312.8    $   263.8
                                                           ============  ============  ============

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996          1995           1994
                                                                -----------  ------------  ------------
                                                                              (In Millions)
Common stock, at par value, beginning and end of year.........   $     2.5    $      2.5    $      2.5
                                                                -----------  ------------  ------------
Capital in excess of par value, beginning of year as
  previously reported.........................................     2,913.6       2,913.6       2,613.6
Cumulative effect on prior years of retroactive restatement
  for accounting change.......................................       192.2         192.2         192.2
                                                                -----------  ------------  ------------
Capital in excess of par value, beginning of year as restated.     3,105.8       3,105.8       2,805.8
Additional capital in excess of par value.....................         -             -           300.0
                                                                -----------  ------------  ------------
Capital in excess of par value, end of year...................     3,105.8       3,105.8       3,105.8
                                                                -----------  ------------  ------------

Retained earnings, beginning of year as previously reported...       781.6         484.0         217.6
Cumulative effect on prior years of retroactive restatement
  for accounting change.......................................         6.8          (8.4)         (5.8)
                                                                -----------  ------------  ------------
Retained earnings, beginning of year as restated..............       788.4         475.6         211.8
Net earnings..................................................        10.3         312.8         263.8
                                                                -----------  ------------  ------------
Retained earnings, end of year................................       798.7         788.4         475.6
                                                                -----------  ------------  ------------

Net unrealized investment gains (losses), beginning of year
  as previously reported......................................       338.2        (203.0)        131.9
Cumulative effect on prior years of retroactive restatement
  for accounting change.......................................        58.3         (17.5)         12.7
                                                                -----------  ------------  ------------
Net unrealized investment gains (losses), beginning of
  year as restated............................................       396.5        (220.5)        144.6
Change in unrealized investment (losses) gains................      (206.6)        617.0        (365.1)
                                                                -----------  ------------  ------------
Net unrealized investment gains (losses), end of year.........       189.9         396.5        (220.5)
                                                                -----------  ------------  ------------

Minimum pension liability, beginning of year..................       (35.1)         (2.7)        (15.0)
Change in minimum pension liability...........................        22.2         (32.4)         12.3
                                                                -----------  ------------  ------------
Minimum pension liability, end of year........................       (12.9)        (35.1)         (2.7)
                                                                -----------  ------------  ------------
Total Shareholder's Equity, End of Year.......................   $ 4,084.0    $  4,258.1    $  3,360.7
                                                                ===========  ============  ============


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996           1995           1994
                                                              -------------  -------------  ------------
                                                                              (In Millions)
Net earnings................................................   $     10.3     $     312.8    $    263.8
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Interest credited to policyholders' account balances......      1,270.2         1,248.3       1,201.3
  Universal life and investment-type policy fee income......       (874.0)         (788.2)       (715.0)
  Investment losses (gains).................................          9.8            (5.3)        (91.8)
  Change in Federal income taxes payable....................       (197.1)          221.6          38.3
  Other, net................................................        364.4           127.3         (19.4)
                                                              -------------  -------------  ------------
Net cash provided by operating activities...................        583.6         1,116.5         677.2
                                                              -------------  -------------  ------------
Cash flows from investing activities:
  Maturities and repayments.................................      2,275.1         1,897.4       2,323.8
  Sales.....................................................      8,964.3         8,867.1       5,816.6
  Return of capital from joint ventures and limited
    partnerships............................................         78.4            65.2          39.0
  Purchases.................................................    (12,559.6)      (11,675.5)     (7,564.7)
  Decrease (increase) in loans to discontinued GIC Segment..      1,017.0         1,226.9         (40.0)
  Other, net................................................         56.7          (624.7)       (478.1)
                                                              -------------  -------------  ------------

Net cash (used) provided by investing activities............       (168.1)         (243.6)         96.6
                                                              -------------  -------------  ------------
Cash flows from financing activities: Policyholders'
 account balances:
    Deposits................................................      1,925.4         2,586.5       2,082.5
    Withdrawals.............................................     (2,385.2)       (2,657.1)     (2,864.4)
  Net decrease in short-term financings.....................          (.3)          (16.4)       (173.0)
  Additions to long-term debt...............................          -             599.7          51.8
  Repayments of long-term debt..............................       (124.8)          (40.7)       (199.8)
  Proceeds from issuance of Alliance units..................          -               -           100.0
  Payment of obligation to fund accumulated deficit of
    discontinued GIC Segment................................          -          (1,215.4)          -
  Capital contribution from the Holding Company.............          -               -           300.0
  Other, net................................................        (66.5)          (48.4)         26.5
                                                              -------------  -------------  ------------
Net cash (used) by financing activities.....................       (651.4)         (791.8)       (676.4)
                                                              -------------  -------------  ------------
Change in cash and cash equivalents.........................       (235.9)           81.1          97.4
Cash and cash equivalents, beginning of year................        774.7           693.6         596.2
                                                              -------------  -------------  ------------
Cash and Cash Equivalents, End of Year......................   $    538.8     $     774.7    $    693.6
                                                              =============  =============  ============
Supplemental cash flow information
  Interest Paid.............................................   $    109.9     $      89.6    $     34.9
                                                              =============  =============  ============
  Income Taxes (Refunded) Paid..............................   $    (10.0)    $     (82.7)   $     49.2
                                                              =============  =============  ============

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1)     ORGANIZATION

        The Equitable Life Assurance Society of the United States ("Equitable Life") converted to a stock life insurance company on July 22, 1992 and became a wholly owned subsidiary of The Equitable Companies Incorporated (the "Holding Company"). Equitable Life's insurance business is conducted principally by Equitable Life and its wholly owned life insurance subsidiary, Equitable Variable Life Insurance Company ("EVLICO"). Effective January 1, 1997, EVLICO was merged into Equitable Life, which will continue to conduct the Company's insurance business. Equitable Life's investment management business, which comprises the Investment Services segment, is conducted principally by Alliance Capital Management L.P. ("Alliance"), Equitable Real Estate Investment Management, Inc. ("EREIM") and Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), an investment banking and brokerage affiliate. AXA-UAP ("AXA"), a French holding company for an international group of insurance and related financial services companies, is the Holding Company's largest shareholder, owning approximately 60.8% at December 31, 1996 (63.6% assuming conversion of Series E Convertible Preferred Stock held by AXA and 54.4% if all securities convertible into, and options on, common stock were to be converted or exercised).

 2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP").

        The accompanying consolidated financial statements include the accounts of Equitable Life and its wholly owned life insurance subsidiaries (collectively, the "Insurance Group"); non-insurance subsidiaries, principally Alliance, an investment advisory subsidiary, and EREIM, a real estate investment management subsidiary; and those partnerships and joint ventures in which Equitable Life or its subsidiaries has control and a majority economic interest (collectively, including its consolidated subsidiaries, the "Company"). The Company's investment in DLJ is reported on the equity basis of accounting. Closed Block assets and liabilities and results of operations are presented in the consolidated financial statements as single line items (see Note 6). Unless specifically stated, all disclosures contained herein supporting the consolidated financial statements exclude the Closed Block related amounts.

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

        The years "1996," "1995" and "1994" refer to the years ended December 31, 1996, 1995 and 1994, respectively.

        Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the 1996 presentation.

        Closed Block

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

        Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block and will not revert to the benefit of the Holding Company. The plan of demutualization prohibits the reallocation, transfer, borrowing or lending of assets between the Closed Block and other portions of Equitable Life's General Account, any of its Separate Accounts or to any affiliate of Equitable Life without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block which would be recognized in income over the period the policies and contracts in the Closed Block remain in force.

        Discontinued Operations

        In 1991, the Company's management adopted a plan to discontinue the business operations of the GIC Segment, consisting of the Group Non-Participating Wind-Up Annuities ("Wind-Up Annuities") and Guaranteed Interest Contract ("GIC") lines of business. The Company established a pre-tax provision for the estimated future losses of the GIC line of business and a premium deficiency reserve for the Wind-Up Annuities. Subsequent losses incurred have been charged to the two loss provisions. Management reviews the adequacy of the allowance and reserve each quarter. During the fourth quarter 1996 review, management determined it was necessary to increase the allowance for expected future losses of the GIC Segment. Management believes the loss provisions for GIC contracts and Wind-Up Annuities at December 31, 1996 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized (See Note 7).

        Accounting Changes

        In 1996, the Company changed its method of accounting for long-duration participating life insurance contracts, primarily within the Closed Block, in accordance with the provisions prescribed by Statement of
        Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts". The effect of this change, including the impact on the Closed Block, was to increase earnings from continuing operations before cumulative effect of accounting change by $19.2 million, net of Federal income taxes of $10.3 million for 1996. The financial statements for 1995 and 1994 have been retroactively restated for the change which resulted in an increase (decrease) in earnings before cumulative effect of accounting change of $15.2 million, net of Federal income taxes of $8.2 million, and $(2.6) million, net of Federal income tax benefit of $1.0 million, respectively. Shareholder's equity increased $199.1 million as of January 1, 1994 for the effect of retroactive application of the new method. (See "Deferred Policy Acquisition Costs," "Policyholders' Account Balances and Future Policy Benefits" and Note 6.)

        The Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. The statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Effective with SFAS No. 121's adoption, impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net. Before implementing SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to the Company's cost of funds. The adoption of the statement resulted in the release of valuation allowances of $152.4 million and recognition of impairment losses of $144.0 million on real estate held and used. Real estate which management has committed to disposing of by sale or abandonment is classified as real estate to be disposed of. Valuation allowances on real estate to be disposed of continue to be computed using the lower of estimated fair value or depreciated cost, net of disposition costs. Implementation of the SFAS No. 121 impairment requirements relative to other assets to be disposed of resulted in a charge for the cumulative effect of an accounting change of $23.1 million, net of a Federal income tax benefit of $12.4 million, due to the writedown to fair value of building improvements relating to facilities being vacated beginning in 1996.

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

        Beginning coincident with issuance of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," implementation guidance in November 1995, the Financial Accounting Standards Board ("FASB") permitted companies a one-time opportunity, through December 31, 1995, to reassess the appropriateness of the classification of all securities held at that time. On December 1, 1995, the Company transferred $4,794.9 million of securities classified as held to maturity to the available for sale portfolio. As a result, consolidated shareholder's equity increased by $149.4 million, net of deferred policy acquisition costs ("DAC"), amounts attributable to participating group annuity contracts and deferred Federal income taxes.

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

        New Accounting Pronouncements

        The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or, alternatively, to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Companies which elect to continue to apply APB Opinion No. 25 must provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company accounts for stock option plans sponsored by the Holding Company, DLJ and Alliance in accordance with the provisions of APB Opinion No. 25 (see Note 21).

        In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 specifies the accounting and reporting requirements for transfers of financial assets, the recognition and measurement of servicing assets and liabilities and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996 and is to be applied prospectively. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of provisions relating to secured borrowings and collateral and transfers of financial assets that are part of repurchase agreements, dollar-roll, securities lending and similar transactions. Management has not yet determined the effect of implementing SFAS No. 125.

        Valuation of Investments

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

        Real estate, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances. At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at estimated fair value. Impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses) net. Valuation allowances on real estate available for sale are computed using the lower of current estimated fair value or depreciated cost, net of disposition costs. Prior to the adoption of SFAS No. 121, valuation allowances on real estate held for the production of income were computed using the forecasted cash flows of the respective properties discounted at a rate equal to the Company's cost of funds.

        Policy loans are stated at unpaid principal balances.

        Partnerships and joint venture interests in which the Company does not have control and a majority economic interest are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Common stocks are carried at estimated fair value and are included in other equity investments.

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

        Investment Results and Unrealized Investment Gains (Losses)

        Net investment income and realized investment gains and losses (collectively, "investment results") related to certain participating group annuity contracts which are passed through to the contractholders are reflected as interest credited to policyholders' account balances.

        Realized investment gains and losses are determined by specific identification and are presented as a component of revenue. Valuation allowances are netted against the asset categories to which they apply and changes in the valuation allowances are included in investment gains or losses.

        Unrealized investment gains and losses on fixed maturities available for sale and equity securities held by the Company are accounted for as a separate component of shareholder's equity, net of related deferred Federal income taxes, amounts attributable to the discontinued GIC Segment, participating group annuity contracts, and DAC related to universal life and investment-type products and participating traditional life contracts.

        Recognition of Insurance Income and Related Expenses

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

        Premiums from participating and non-participating traditional life and annuity policies with life contingencies generally are recognized as income when due. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This match is accomplished by means of the provision for liabilities for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

        Deferred Policy Acquisition Costs

        The costs of acquiring new business, principally commissions, underwriting, agency and policy issue expenses, all of which vary with and are primarily related to the production of new business, are deferred. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

        For universal life products and investment-type products, DAC is amortized over the expected total life of the contract group (periods ranging from 15 to 35 years and 5 to 17 years, respectively) as a constant percentage of estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. The effect on the amortization of DAC of revisions to estimated gross profits is reflected in earnings in the period such estimated gross profits are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized gains (losses) in consolidated shareholder's equity as of the balance sheet date.

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group (40 years) as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 1996, the expected investment yield ranged from 7.30% grading to 7.68% over 13 years. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. Deviations of actual results from estimated experience are reflected in earnings in the period such deviations occur. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to unrealized gains (losses) in consolidated shareholder's equity as of the balance sheet date.

        For non-participating traditional life and annuity policies with life contingencies, DAC is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

        For individual health benefit insurance, DAC is amortized over the expected average life of the contracts (10 years for major medical policies and 20 years for disability income ("DI") products) in proportion to anticipated premium revenue at time of issue. In the fourth quarter of 1996, the DAC related to DI contracts issued prior to July 1993 was written off.

        Policyholders' Account Balances and Future Policy Benefits

        Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represents an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

        For participating traditional life policies, future policy benefit liabilities are calculated using a net level premium method on the basis of actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contract.

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience which, together with interest and expense assumptions, include a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 11.5% for life insurance liabilities and from 2.25% to 13.5% for annuity liabilities.

        During the fourth quarter of 1996, a loss recognition study on participating group annuity contracts and conversion annuities ("Pension Par") was completed which included management's revised estimate of assumptions, including expected mortality and future investment returns. The study's results prompted management to establish a premium deficiency reserve which decreased earnings from continuing operations and net earnings by $47.5 million ($73.0 million pre-tax).

        Individual health benefit liabilities for active lives are estimated using the net level premium method, and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

        During  the  fourth  quarter  of  1996,  the  Company  completed  a loss recognition study of the DI business which incorporated management's revised estimates of future experience with regard to morbidity, investment returns, claims and administration expenses and other factors. The study indicated DAC was not recoverable and the reserves were not sufficient. Earnings from continuing operations and net earnings decreased by $208.0 million ($320.0 million pre-tax) as a result of strengthening DI reserves by $175.0 million and writing off unamortized DAC of $145.0 million. The determination of DI reserves requires making assumptions and estimates relating to a variety of factors, including morbidity and interest rates, claims experience and lapse rates based on then known facts and circumstances. Such factors as claim incidence and termination rates can be affected by changes in the economic, legal and regulatory environments and work ethic. While management believes its DI reserves have been calculated on a reasonable basis and are adequate, there can be no assurance reserves will be sufficient to provide for future liabilities.

        Claim reserves and associated liabilities for individual disability income and major medical policies were $711.8 million and $639.6 million at December 31, 1996 and 1995, respectively (excluding $175.0 million of reserve strengthening in 1996). Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies (excluding $175.0 million of reserve strengthening in 1996) are summarized as follows:

                                                        1996           1995         1994
                                                     -----------  ------------   ----------
                                                                   (In Millions)
        Incurred benefits related to current year...  $   189.0    $   176.0     $  188.6
        Incurred benefits related to prior years....       69.1         67.8         28.7
                                                     -----------  ------------   ----------
        Total Incurred Benefits.....................  $   258.1    $   243.8     $  217.3
                                                     ===========  ===========   ==========

        Benefits paid related to current year.......  $    32.6    $    37.0     $   43.7
        Benefits paid related to prior years........      153.3        137.8        132.3
                                                     -----------  ------------   ----------
        Total Benefits Paid.........................  $   185.9    $   174.8     $  176.0
                                                     ===========  ===========   ==========

        Policyholders' Dividends

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

        Equitable Life is subject to limitations on the amount of statutory profits which can be retained with respect to certain classes of individual participating policies that were in force on July 22, 1992 which are not included in the Closed Block and with respect to participating policies issued subsequent to July 22, 1992. Excess statutory profits, if any, will be distributed over time to such policyholders and will not be available to Equitable Life's shareholder. Earnings in excess of limitations, if any, would be accrued as policyholders' dividends.

        At December 31, 1996, participating policies, including those in the Closed Block, represent approximately 24.2% ($52.3 billion) of directly written life insurance in force, net of amounts ceded.

        Federal Income Taxes

        The Company files a consolidated Federal income tax return with the Holding Company and its non-life insurance subsidiaries. Current Federal income taxes were charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities were recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

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

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities. For 1996, 1995 and 1994, investment results of such Separate Accounts were $2,970.6 million, $1,963.2 million and $665.2 million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

 3)     INVESTMENTS

        The following tables provide additional information relating to fixed maturities and equity securities:

                                                                Gross              Gross
                                                 Amortized    Unrealized        Unrealized     Estimated
                                                    Cost        Gains             Losses       Fair Value
                                                ------------ -------------     ------------   -------------
                                                                     (In Millions)
        December 31, 1996
        Fixed Maturities:
          Available for Sale:
            Corporate..........................  $ 13,645.2    $    451.5       $  121.0       $ 13,975.7
            Mortgage-backed....................     2,015.9          11.2           20.3          2,006.8
            U.S. Treasury securities and
              U.S. government and
              agency securities................     1,539.4          39.2           19.3          1,559.3
            States and political subdivisions..        77.0           4.5            -               81.5
            Foreign governments................       302.6          18.0            2.2            318.4
            Redeemable preferred stock.........       139.1           3.3            7.1            135.3
                                                ------------  --------------   ------------   -------------
        Total Available for Sale...............  $ 17,719.2    $    527.7       $  169.9       $ 18,077.0
                                                ============  ==============   ============   =============
        Equity Securities:
          Common stock.........................  $     98.7    $     49.3       $   17.7       $    130.3
                                                ============  ==============   ============   =============
        December 31, 1995
        Fixed Maturities:
          Available for Sale:
            Corporate..........................  $ 10,910.7    $    617.6       $  118.1       $ 11,410.2
            Mortgage-backed....................     1,838.0          31.2            1.2          1,868.0
            U.S. Treasury securities and
              U.S. government and
              agency securities................     2,257.0          77.8            4.1          2,330.7
            States and political subdivisions..        45.7           5.2            -               50.9
            Foreign governments................       124.5          11.0             .2            135.3
            Redeemable preferred stock.........       108.1           5.3            8.6            104.8
                                                ------------  --------------   ------------   -------------
        Total Available for Sale...............  $ 15,284.0    $    748.1       $  132.2       $ 15,899.9
                                                ============  ==============   ============   =============
        Equity Securities:
          Common stock.........................  $     97.3    $     49.1       $   18.0       $    128.4
                                                ============  ==============   ============   =============

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow approach, including provisions for credit risk, generally based upon the assumption such securities will be held to maturity. Estimated fair value for equity securities, substantially all of which do not have a readily ascertainable market value, has been determined by the Company. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 1996 and 1995, securities without a readily ascertainable market value having an amortized cost of $3,915.7 million and $3,748.9 million, respectively, had estimated fair values of $4,024.6 million and $3,981.8 million, respectively.

        The contractual maturity of bonds at December 31, 1996 is shown below:

                                                  Available for Sale
                                          ---------------------------------
                                             Amortized          Estimated
                                               Cost             Fair Value
                                          ----------------   --------------
                                                     (In Millions)
        Due in one year or less..........  $      539.6       $      542.5
        Due in years two through five....       2,776.2            2,804.0
        Due in years six through ten.....       6,044.7            6,158.1
        Due after ten years..............       6,203.7            6,430.3
        Mortgage-backed securities.......       2,015.9            2,006.8
                                          ----------------   --------------
        Total............................  $   17,580.1       $   17,941.7
                                          ================   ==============

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring the total investments in any single issuer or total investment in a particular industry group. Certain of these corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 1996, approximately 14.20% of the $17,563.7 million aggregate amortized cost of bonds held by the Insurance Group were considered to be other than investment grade.

        In addition to its holdings of corporate high yield securities, the Insurance Group is an equity investor in limited partnership interests which primarily invest in securities considered to be other than investment grade.

        The Company has restructured or modified the terms of certain fixed maturity investments. The fixed maturity portfolio includes amortized costs of $5.5 million and $15.9 million at December 31, 1996 and 1995, respectively, of such restructured securities. These amounts include fixed maturities which are in default as to principal and/or interest payments, are to be restructured pursuant to commenced negotiations or where the borrowers went into bankruptcy subsequent to acquisition (collectively, "problem fixed maturities") of $2.2 million and $1.6 million as of December 31, 1996 and 1995, respectively. Gross interest income that would have been recorded in accordance with the original terms of restructured fixed maturities amounted to $1.4 million, $3.0 million and $7.5 million in 1996, 1995 and 1994, respectively. Gross interest income on these fixed maturities included in net investment income aggregated $1.3 million, $2.9 million and $6.8 million in 1996, 1995 and 1994, respectively.

        Investment valuation allowances and changes thereto are shown below:

                                                 1996          1995         1994
                                              ------------  -----------   ---------
                                                             (In Millions)
        Balances, beginning of year..........  $    325.3    $   284.9    $  355.6
        SFAS No. 121 release.................      (152.4)         -           -
        Additions charged to income..........       125.0        136.0        51.0
        Deductions for writedowns and
          asset dispositions.................      (160.8)       (95.6)     (121.7)
                                              ------------  -----------   ---------
        Balances, End of Year................  $    137.1    $   325.3    $  284.9
                                              ============  ===========  ==========
        Balances, end of year comprise:
          Mortgage loans on real estate......  $     50.4    $    65.5    $   64.2
          Equity real estate.................        86.7        259.8       220.7
                                              ------------  -----------   ---------
        Total................................  $    137.1    $   325.3    $  284.9
                                              ============  ===========  ==========

        At December 31, 1996, the carrying values of investments held for the production of income which were non-income producing for the twelve months preceding the consolidated balance sheet date were $25.0 million of fixed maturities and $2.6 million of mortgage loans on real estate.

        At December 31, 1996 and 1995, mortgage loans on real estate with scheduled payments 60 days (90 days for agricultural mortgages) or more past due or in foreclosure (collectively, "problem mortgage loans on real estate") had an amortized cost of $12.4 million (0.4% of total mortgage loans on real estate) and $87.7 million (2.4% of total mortgage loans on real estate), respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $388.3 million and $531.5 million at December 31, 1996 and 1995, respectively. These amounts include $1.0 million and $3.8 million of problem mortgage loans on real estate at December 31, 1996 and 1995, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $35.5 million, $52.1 million and $44.9 million in 1996, 1995 and 1994, respectively. Gross interest income on these loans included in net investment income aggregated $28.2 million, $37.4 million and $32.8 million in 1996, 1995 and 1994, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                       December 31,
                                                                 ------------------------
                                                                    1996          1995
                                                                 -----------  -----------
                                                                       (In Millions)
        Impaired mortgage loans with provision for losses.......  $    340.0   $   310.1
        Impaired mortgage loans with no provision for losses....       122.3       160.8
                                                                 -----------  -----------
        Recorded investment in impaired mortgage loans..........       462.3       470.9
        Provision for losses....................................        46.4        62.7
                                                                 -----------  -----------
        Net Impaired Mortgage Loans.............................  $    415.9   $   408.2
                                                                 ===========  ===========

        Impaired mortgage loans with no provision for losses are loans where the fair value of the collateral or the net present value of the expected future cash flows related to the loan equals or exceeds the recorded investment. Interest income earned on loans where the collateral value is used to measure impairment is recorded on a cash basis. Interest income on loans where the present value method is used to measure impairment is accrued on the net carrying value amount of the loan at the interest rate used to discount the cash flows. Changes in the present value attributable to changes in the amount or timing of expected cash flows are reported as investment gains or losses.

        During 1996 and 1995, respectively, the Company's average recorded investment in impaired mortgage loans was $552.1 million and $429.0 million. Interest income recognized on these impaired mortgage loans totaled $38.8 million and $27.9 million for 1996 and 1995, respectively, including $17.9 million and $13.4 million recognized on a cash basis.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 1996 and 1995, the carrying value of equity real estate available for sale amounted to $345.6 million and $255.5 million, respectively. For 1996, 1995 and 1994, respectively, real estate of $58.7 million, $35.3 million and $189.8 million was acquired in satisfaction of debt. At December 31, 1996 and 1995, the Company owned $771.7 million and $862.7 million, respectively, of real estate acquired in satisfaction of debt.

        Depreciation of real estate is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years. Accumulated depreciation on real estate was $587.5 million and $662.4 million at December 31, 1996 and 1995, respectively. Depreciation expense on real estate totaled $91.8 million, $121.7 million and $117.0 million for 1996, 1995 and 1994, respectively. As a result of the implementation of SFAS No. 121, during 1996 no depreciation expense has been recorded on real estate available for sale.

 4)     JOINT VENTURES AND PARTNERSHIPS

        Summarized combined financial information of real estate joint ventures (34 and 38 individual ventures as of December 31, 1996 and 1995, respectively) and of limited partnership interests accounted for under the equity method, in which the Company has an investment of $10.0 million or greater and an equity interest of 10% or greater is as follows:

                                                                               December 31,
                                                                         -------------------------
                                                                           1996            1995
                                                                         -----------   -----------
                                                                               (In Millions)
        FINANCIAL POSITION
        Investments in real estate, at depreciated cost.................  $ 1,883.7     $ 2,684.1
        Investments in securities, generally at estimated fair value....    2,430.6       2,459.8
        Cash and cash equivalents.......................................       98.0         489.1
        Other assets....................................................      427.0         270.8
                                                                         -----------   -----------
        Total assets....................................................    4,839.3       5,903.8
                                                                         -----------   -----------
        Borrowed funds - third party....................................    1,574.3       1,782.3
        Borrowed funds - the Company....................................      137.9         220.5
        Other liabilities...............................................      415.8         593.9
                                                                         -----------   -----------
        Total liabilities...............................................    2,128.0       2,596.7
                                                                         -----------   -----------
        Partners' Capital...............................................  $ 2,711.3     $ 3,307.1
                                                                         ===========   ===========
        Equity in partners' capital included above......................  $   806.8     $   902.2
        Equity in limited partnership interests not included above......      201.8         212.8
        Other...........................................................        9.8           8.9
                                                                         -----------   -----------
        Carrying Value..................................................  $ 1,018.4     $ 1,123.9
                                                                         ===========   ===========

                                                                1996         1995          1994
                                                            ------------  -----------   ----------
                                                                           (In Millions)
        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $   348.9     $  463.5      $  537.7
        Revenues of other limited partnership interests....      386.1        242.3         103.4
        Interest expense - third party.....................     (111.0)      (135.3)       (114.9)
        Interest expense - the Company.....................      (30.0)       (41.0)        (36.9)
        Other expenses.....................................     (282.5)      (397.7)       (430.9)
                                                            ------------  -----------   ----------
        Net Earnings.......................................  $   311.5     $  131.8      $   58.4
                                                            ============  ===========   ==========

        Equity in net earnings included above..............  $    73.9     $   49.1      $   18.9
        Equity in net earnings of limited partnerships
          interests not included above.....................       35.8         44.8          25.3
        Other..............................................         .9          1.0           1.8
                                                            ------------  -----------   ----------
        Total Equity in Net Earnings.......................  $   110.6     $   94.9      $   46.0
                                                            ============  ===========   ==========


 5)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income are summarized as follows:

                                                     1996           1995           1994
                                                 ------------   ------------   -----------
                                                                 (In Millions)
        Fixed maturities........................  $  1,307.4     $  1,151.1     $ 1,036.5
        Mortgage loans on real estate...........       303.0          329.0         385.7
        Equity real estate......................       442.4          560.4         561.8
        Other equity investments................        94.3           76.9          36.1
        Policy loans............................       160.3          144.4         122.7
        Other investment income.................       217.4          273.0         322.4
                                                 ------------   ------------   -----------
          Gross investment income...............     2,524.8        2,534.8       2,465.2
                                                 ------------   ------------   -----------
          Investment expenses...................       348.9          446.6         466.6
                                                 ------------   ------------   -----------
        Net Investment Income...................  $  2,175.9     $  2,088.2     $ 1,998.6
                                                 ============   ============   ===========

        Investment gains (losses), net, including changes in the valuation allowances, are summarized as follows:

                                                        1996          1995         1994
                                                     -----------   ----------   -----------
                                                                    (In Millions)

        Fixed maturities............................  $    60.5     $ 119.9     $  (14.3)
        Mortgage loans on real estate...............      (27.3)      (40.2)       (43.1)
        Equity real estate..........................      (79.7)      (86.6)        20.6
        Other equity investments....................       18.9        12.8         75.9
        Issuance and sales of Alliance Units........       20.6         -           52.4
        Other.......................................       (2.8)        (.6)          .3
                                                     -----------   ----------   -----------
        Investment (Losses) Gains, Net..............  $    (9.8)    $   5.3     $   91.8
                                                     ===========   =========   ===========

        Writedowns of fixed maturities amounted to $29.9 million, $46.7 million and $30.8 million for 1996, 1995 and 1994, respectively, and writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $23.7 million for the year ended December 31, 1996.

        For 1996, 1995 and 1994, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $8,353.5 million, $8,206.0 million and $5,253.9 million. Gross gains of $154.2 million, $211.4 million and $65.2 million and gross losses of $92.7 million, $64.2 million and $50.8 million, respectively, were realized on these sales. The change in unrealized investment (losses) gains related to fixed maturities classified as available for sale for 1996, 1995 and 1994 amounted to $(258.0) million, $1,077.2 million and $(742.2)
        million, respectively.

        During each of 1995 and 1994, one security classified as held to maturity was sold. During the eleven months ended November 30, 1995 and the year ended December 31, 1994, respectively, twelve and six securities so classified were transferred to the available for sale portfolio. All actions were taken as a result of a significant deterioration in creditworthiness. The aggregate amortized costs of the securities sold were $1.0 million and $19.9 million with a related investment gain of $-0- million and $.8 million recognized in 1995 and 1994, respectively; the aggregate amortized cost of the securities transferred was $116.0 million and $42.8 million with gross unrealized investment losses of $3.2 million and $3.1 million charged to consolidated shareholder's equity for the eleven months ended November 30, 1995 and the year ended December 31, 1994, respectively. On December 1, 1995, the Company transferred $4,794.9 million of securities classified as held to maturity to the available for sale portfolio. As a result, unrealized gains on fixed maturities increased $395.6 million, offset by DAC of $126.5 million, amounts attributable to participating group annuity contracts of $39.2 million and deferred Federal income taxes of $80.5 million.

        For 1996, 1995 and 1994, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $136.7 million, $131.2 million and $175.8 million, respectively.

        In 1996, Alliance acquired the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited (collectively, "Cursitor") for approximately $159.0 million. The purchase price consisted of $94.3 million in cash, 1.8 million of Alliance's publicly traded units ("Alliance Units"), 6% notes aggregating $21.5 million payable ratably over four years, and substantial additional consideration which will be determined at a later date. The excess of the purchase price, including acquisition costs and minority interest, over the fair value of Cursitor's net assets acquired resulted in the recognition of intangible assets consisting of costs assigned to contracts acquired and goodwill of approximately $122.8 million and $38.3 million, respectively, which are being amortized over the estimated useful lives of 20 years. The Company recognized an investment gain of $20.6 million as a result of the issuance of Alliance Units in this transaction. At December 31, 1996, the Company's ownership of Alliance Units was approximately 57.3%.

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

        Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of equity and the changes for the corresponding years, are summarized as follows:

                                                              1996          1995          1994
                                                            -----------  -----------   -----------
                                                                          (In Millions)
        Balance, beginning of year as restated.............  $   396.5    $ (220.5)    $   144.6
        Changes in unrealized investment (losses) gains....     (297.6)    1,198.9        (856.7)
        Changes in unrealized investment losses
          (gains) attributable to:
            Participating group annuity contracts..........        -         (78.1)         40.8
            DAC............................................       42.3      (216.8)        273.6
            Deferred Federal income taxes..................       48.7      (287.0)        177.2
                                                            -----------  ----------    -----------
        Balance, End of Year...............................  $   189.9    $  396.5     $  (220.5)
                                                            ===========  ==========   ============
        Balance, end of year comprises:
          Unrealized investment gains (losses) on:
            Fixed maturities...............................  $   357.8    $  615.9     $  (461.3)
            Other equity investments.......................       31.6        31.1           7.7
            Other, principally Closed Block................       53.1        93.1          (5.1)
                                                            -----------  ----------   ------------
              Total........................................      442.5       740.1        (458.7)
          Amounts of unrealized investment (gains)
            losses attributable to:
              Participating group annuity contracts........      (72.2)      (72.2)          5.9
              DAC..........................................      (52.0)      (94.3)        122.4
              Deferred Federal income taxes................     (128.4)     (177.1)        109.9
                                                            -----------  ----------   ------------
        Total..............................................  $   189.9    $  396.5     $  (220.5)
                                                            ===========  ==========   ============

 6)     CLOSED BLOCK

        Summarized financial information of the Closed Block follows:

                                                                           December 31,
                                                                     -------------------------
                                                                        1996          1995
                                                                     -----------   -----------
                                                                           (In Millions)
        Assets
        Fixed Maturities:
          Available for sale, at estimated fair value
            (amortized cost, $3,820.7 and $3,662.8).................  $ 3,889.5     $ 3,896.2
        Mortgage loans on real estate...............................    1,380.7       1,368.8
        Policy loans................................................    1,765.9       1,797.2
        Cash and other invested assets..............................      336.1         440.9
        DAC.........................................................      876.5         792.6
        Other assets................................................      246.3         286.4
                                                                     -----------   -----------
        Total Assets................................................  $ 8,495.0     $ 8,582.1
                                                                     ===========   ==========
        Liabilities
        Future policy benefits and policyholders' account balances..  $ 8,999.7     $ 8,923.5
        Other liabilities...........................................       91.6         297.9
                                                                     -----------   -----------
        Total Liabilities...........................................  $ 9,091.3     $ 9,221.4
                                                                     ===========   ==========

                                                               1996          1995         1994
                                                            -----------  -----------   ----------
                                                                          (In Millions)
        Revenues
        Premiums and other revenue.........................  $   724.8    $   753.4    $   798.1
        Investment income (net of investment
          expenses of $27.3, $26.7 and $19.0)..............      546.6        538.9        523.0
        Investment losses, net.............................       (5.5)       (20.2)       (24.0)
                                                            -----------  -----------  ----------
              Total revenues...............................    1,265.9      1,272.1      1,297.1
                                                            -----------  -----------  ----------
        Benefits and Other Deductions
        Policyholders' benefits and dividends..............    1,106.3      1,077.6      1,121.6
        Other operating costs and expenses.................       34.6         51.3         38.5
                                                            -----------  -----------  ----------
              Total benefits and other deductions..........    1,140.9      1,128.9      1,160.1
                                                            -----------  -----------  ----------
        Contribution from the Closed Block.................  $   125.0    $   143.2    $   137.0
                                                            ===========  ===========  ==========

        In the fourth quarter of 1996, the Company adopted SFAS No. 120, which prescribes the accounting for individual participating life insurance contracts, most of which are included in the Closed Block. The implementation of SFAS No. 120 resulted in an increase (decrease) in the contribution from the Closed Block of $27.5 million, $18.8 million and $(14.0) million in 1996, 1995 and 1994, respectively.

        The fixed maturity portfolio, based on amortized cost, includes $.4 million and $4.3 million at December 31, 1996 and 1995, respectively, of restructured securities which includes problem fixed maturities of $.3 million and $1.9 million, respectively.

        During the eleven months ended November 30, 1995, one security classified as held to maturity was sold and ten securities classified as held to maturity were transferred to the available for sale portfolio. All actions resulted from significant deterioration in creditworthiness. The amortized cost of the security sold was $4.2 million. The aggregate amortized cost of the securities transferred was $81.3 million with gross unrealized investment losses of $.1 million transferred to equity. At December 1, 1995, $1,750.7 million of securities classified as held to maturity were transferred to the available for sale portfolio. As a result, unrealized gains of $88.5 million on fixed maturities were recognized, offset by DAC amortization of $52.6 million.

        At December 31, 1996 and 1995, problem mortgage loans on real estate had an amortized cost of $4.3 million and $36.5 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had an amortized cost of $114.2 million and $137.7 million, respectively. At December 31, 1996 and 1995, the restructured mortgage loans on real estate amount included $.7 million and $8.8 million, respectively, of problem mortgage loans on real estate.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                         December 31,
                                                                 -------------------------
                                                                    1996           1995
                                                                 ------------   ----------
                                                                       (In Millions)
        Impaired mortgage loans with provision for losses.......  $    128.1     $  106.8
        Impaired mortgage loans with no provision for losses....          .6         10.1
                                                                 ------------   ----------
        Recorded investment in impaired mortgages...............       128.7        116.9
        Provision for losses....................................        12.9         17.9
                                                                 ------------   ----------
        Net Impaired Mortgage Loans.............................  $    115.8     $   99.0
                                                                 ============   ==========

        During 1996 and 1995, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $153.8 million and $146.9 million, respectively. Interest income recognized on these impaired mortgage loans totaled $10.9 million and $5.9 million for 1996 and 1995, respectively, including $4.7 million and $1.3 million recognized on a cash basis.

        Valuation allowances amounted to $13.8 million and $18.4 million on mortgage loans on real estate and $3.7 million and $4.3 million on equity real estate at December 31, 1996 and 1995, respectively. Writedowns of fixed maturities amounted to $12.8 million, $16.8 million and $15.9 million for 1996, 1995 and 1994, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in the recognition of impairment losses of $5.6 million on real estate held and used.

        Many expenses related to Closed Block operations are charged to operations outside of the Closed Block; accordingly, the contribution from the Closed Block does not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

 7)     DISCONTINUED OPERATIONS

        Summarized financial information of the GIC Segment follows:

                                                              December 31,
                                                       --------------------------
                                                          1996           1995
                                                       -----------    -----------
                                                              (In Millions)
        Assets
        Mortgage loans on real estate.................  $ 1,111.1      $ 1,485.8
        Equity real estate............................      925.6        1,122.1
        Other invested assets.........................      474.0          665.2
        Other assets..................................      226.1          579.3
                                                       -----------    -----------
        Total Assets..................................  $ 2,736.8      $ 3,852.4
                                                       ============   ===========
        Liabilities
        Policyholders' liabilities....................  $ 1,335.9      $ 1,399.8
        Allowance for future losses...................      262.0          164.2
        Amounts due to continuing operations..........      996.2        2,097.1
        Other liabilities.............................      142.7          191.3
                                                       -----------    -----------
        Total Liabilities.............................  $ 2,736.8      $ 3,852.4
                                                       ============   ===========

                                                               1996         1995        1994
                                                            -----------  ----------   -----------
                                                                          (In Millions)
        Revenues
        Investment income (net of investment expenses
          of $127.5, $153.1 and $183.3)....................  $   245.4    $  323.6     $   394.3
        Investment (losses) gains, net.....................      (18.9)      (22.9)         26.8
        Policy fees, premiums and other income.............         .2          .7            .4
                                                            -----------  ----------   -----------
        Total revenues.....................................      226.7       301.4         421.5
        Benefits and other deductions......................      250.4       326.5         443.2
        Losses charged to allowance for future losses......      (23.7)      (25.1)        (21.7)
                                                            -----------  ----------   -----------
        Pre-tax loss from operations.......................        -           -             -
        Pre-tax loss from strengthening of the
          allowance for future losses......................     (129.0)        -             -
        Federal income tax benefit.........................       45.2         -             -
                                                            -----------  ----------   -----------
        Loss from Discontinued Operations..................  $   (83.8)   $    -       $     -
                                                            ===========  ==========   ===========

        In  1991,   management  adopted  a  plan  to  discontinue  the  business operations of the GIC Segment consisting of group non-participating Wind-Up Annuities and the GIC lines of business. The loss allowance and premium deficiency reserve of $569.6 million provided for in 1991 were based on management's best judgment at that time.

        The Company's quarterly process for evaluating the loss provisions applies the current period's results of the discontinued operations against the allowance, re-estimates future losses, and adjusts the provisions, if appropriate. Additionally, as part of the Company's annual planning process which takes place in the fourth quarter of each year, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in the need to strengthen the loss provisions by $129.0 million, resulting in a post-tax charge of $83.8 million to discontinued operations' results in the fourth quarter of 1996.

        Management believes the loss provisions for Wind-Up Annuities and GIC contracts at December 31, 1996 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the discontinued operations differ from management's current best estimates and assumptions underlying the loss provisions, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss provisions are likely to result.

        In January 1995, continuing operations transferred $1,215.4 million in cash to the GIC Segment in settlement of its obligation to provide assets to fund the accumulated deficit of the GIC Segment. Subsequently, the GIC Segment remitted $1,155.4 million in cash to continuing operations in partial repayment of borrowings by the GIC Segment. No gains or losses were recognized on these transactions. Amounts due to continuing operations at December 31, 1996, consisted of $1,080.0 million borrowed by the discontinued GIC Segment offset by $83.8 million representing an obligation of continuing operations to provide assets to fund the accumulated deficit of the GIC Segment.

        Investment income included $88.2 million of interest income for 1994 on amounts due from continuing operations. Benefits and other deductions includes $114.3 million, $154.6 million and $219.7 million of interest expense related to amounts borrowed from continuing operations in 1996, 1995 and 1994, respectively.

        Valuation allowances amounted to $9.0 million and $19.2 million on mortgage loans on real estate and $20.4 million and $77.9 million on equity real estate at December 31, 1996 and 1995, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used. Writedowns of fixed maturities amounted to $1.6 million, $8.1 million and $17.8 million for 1996, 1995 and 1994, respectively and writedowns of equity real estate subsequent to the adoption of SFAS No. 121 amounted to $12.3 million for 1996.

        The fixed maturity portfolio, based on amortized cost, includes $6.2 million and $15.1 million at December 31, 1996 and 1995, respectively, of restructured securities. These amounts include problem fixed maturities of $.5 million and $6.1 million at December 31, 1996 and 1995, respectively.

        At December 31, 1996 and 1995, problem mortgage loans on real estate had amortized costs of $7.9 million and $35.4 million, respectively, and mortgage loans on real estate for which the payment terms have been restructured had amortized costs of $208.1 million and $289.3 million, respectively.

        Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                          December 31,
                                                                   ----------------------
                                                                     1996          1995
                                                                   ----------   ---------
                                                                        (In Millions)
        Impaired mortgage loans with provision for losses.........  $  83.5      $ 105.1
        Impaired mortgage loans with no provision for losses......     15.0         18.2
                                                                   ----------   ---------
        Recorded investment in impaired mortgages.................     98.5        123.3
        Provision for losses......................................      8.8         17.7
                                                                   ----------   ---------
        Net Impaired Mortgage Loans...............................  $  89.7      $ 105.6
                                                                   ==========   =========

        During 1996 and 1995, the GIC Segment's average recorded investment in impaired mortgage loans was $134.8 million and $177.4 million, respectively. Interest income recognized on these impaired mortgage loans totaled $10.1 million and $4.5 million for 1996 and 1995, respectively, including $7.5 million and $.4 million recognized on a cash basis.

        At December 31, 1996 and 1995, the GIC Segment had $263.0 million and $310.9 million, respectively, of real estate acquired in satisfaction of debt.

8)      SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                       December 31,
                                                              --------------------------------
                                                                 1996              1995
                                                              --------------    --------------
                                                                       (In Millions)
        Short-term debt......................................  $   174.1         $     -
                                                              --------------    --------------
        Long-term debt:
        Equitable Life:
          6.95% surplus notes scheduled to mature 2005.......      399.4             399.3
          7.70% surplus notes scheduled to mature 2015.......      199.6             199.6
          Eurodollar notes, 10.5% due 1997...................        -                76.2
          Zero coupon note, 11.25% due 1997..................        -               120.1
          Other..............................................         .5              16.3
                                                              --------------    --------------
              Total Equitable Life...........................      599.5             811.5
                                                              --------------    --------------
        Wholly Owned and Joint Venture Real Estate:
          Mortgage notes, 4.92% - 12.50% due through 2006....      968.6           1,084.4
                                                              --------------    --------------
        Alliance:
          Other..............................................       24.7               3.4
                                                              --------------    --------------
        Total long-term debt.................................    1,592.8           1,899.3
                                                              --------------    --------------

        Total Short-term and Long-term Debt..................  $ 1,766.9         $ 1,899.3
                                                              ==============    ==============

        Short-term Debt

        Equitable Life has a $350.0 million bank credit facility available to fund short-term working capital needs and to facilitate the securities settlement process. The credit facility consists of two types of borrowing options with varying interest rates. The interest rates are based on external indices dependent on the type of borrowing and at December 31, 1996 range from 5.73% (the London Interbank Offered Rate ("LIBOR") plus 22.5 basis points) to 8.25% (the prime rate). There were no borrowings outstanding under this bank credit facility at December 31, 1996.

        Equitable Life has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's existing $350.0 million five-year bank credit facility. There were no borrowings outstanding under this program at December 31, 1996.

        In February 1996, Alliance entered into a new $250.0 million five-year revolving credit facility with a group of banks which replaced its
        $100.0  million   revolving  credit  facility  and  its  $100.0  million
        commercial paper back-up revolving credit facility. Under the new revolving credit facility, the interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the LIBOR or the Federal Funds rate. A facility fee is payable on the total facility. The revolving credit facility will be used to provide back-up liquidity for commercial paper to be used under Alliance's $100.0 million commercial paper program, to fund commission payments to financial intermediaries for the sale of Class B and C shares under Alliance's mutual fund distribution system, and for general working capital purposes. As of December 31, 1996, Alliance had not issued any commercial paper under its $100.0 million commercial paper program and there were no borrowings outstanding under Alliance's revolving credit facility.

        At December 31, 1996, long-term debt expected to mature in 1997 totaling $174.1 million was reclassified as short-term debt.

        Long-term Debt

        Several of the long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. The Company is in compliance with all debt covenants.

        On December 18, 1995, Equitable Life issued, in accordance with Section 1307 of the New York Insurance Law, $400.0 million of surplus notes having an interest rate of 6.95% scheduled to mature in 2005 and $200.0 million of surplus notes having an interest rate of 7.70% scheduled to mature in 2015 (together, the "Surplus Notes"). Proceeds from the issuance of the Surplus Notes were $596.6 million, net of related issuance costs. The unamortized discount on the Surplus Notes was $1.0 million at December 31, 1996. Payments of interest on or principal of the Surplus Notes are subject to prior approval by the Superintendent.

        The Company has pledged real estate, mortgage loans, cash and securities amounting to $1,406.4 million and $1,629.7 million at December 31, 1996 and 1995, respectively, as collateral for certain long-term debt.

        At December 31, 1996, aggregate maturities of the long-term debt based on required principal payments at maturity for 1997 and the succeeding four years are $494.9 million, $316.7 million, $19.7 million, $5.4 million, $0 million, respectively, and $946.7 million thereafter.

 9)     FEDERAL INCOME TAXES

        A  summary  of  the  Federal   income  tax  expense   (benefit)  in  the
        consolidated statements of earnings is shown below:

                                                      1996          1995           1994
                                                    -----------   ----------   ----------
                                                                (In Millions)
        Federal income tax expense (benefit):
          Current..................................  $    97.9     $ (11.7)      $   4.0
          Deferred.................................      (88.2)      132.2          96.2
                                                    -----------   ----------   ----------
        Total......................................  $     9.7     $ 120.5       $ 100.2
                                                    ===========   ==========   ==========

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and the tax effects of each are as follows:

                                                       1996          1995         1994
                                                    ------------  ----------   ----------
                                                                   (In Millions)

        Expected Federal income tax expense........  $    73.0     $  173.7     $  154.5
        Non-taxable minority interest..............      (28.6)       (22.0)       (17.6)
        Differential earnings amount...............        -            -          (16.8)
        Adjustment of tax audit reserves...........        6.9          4.1         (4.6)
        Equity in unconsolidated subsidiaries......      (32.3)       (19.4)       (12.5)
        Other......................................       (9.3)       (15.9)        (2.8)
                                                    ------------  ----------   ----------
        Federal Income Tax Expense.................  $     9.7     $  120.5     $  100.2
                                                    ============  ===========  ===========

        Prior to the date of demutualization, Equitable Life reduced its deduction for policyholder dividends by the differential earnings amount. This amount was computed, for each tax year, by multiplying Equitable Life's average equity base, as determined for tax purposes, by an estimate of the excess of an imputed earnings rate for stock life insurance companies over the average mutual life insurance companies' earnings rate. The differential earnings amount for each tax year was subsequently recomputed when actual earnings rates were published by the Internal Revenue Service. As a stock life insurance company, Equitable Life no longer is required to reduce its policyholder dividend deduction by the differential earnings amount, but differential earnings amounts for pre-demutualization years were still being recomputed in 1994.

        The components of the net deferred Federal income tax account are as follows:

                                                     December 31, 1996           December 31, 1995
                                                -------------------------  -------------------------
                                                  Assets     Liabilities      Assets     Liabilities
                                                ----------- -------------  ----------   ------------
                                                                   (In Millions)

        DAC, reserves and reinsurance..........  $     -     $   166.0      $   -        $  304.4
        Investments............................        -         328.6          -           326.9
        Compensation and related benefits......      259.2         -          293.0           -
        Other..................................        -           1.8          -            32.3
                                                ----------- -------------  ----------   ------------
        Total..................................  $   259.2   $   496.4      $ 293.0      $  663.6
                                                =========== =============  ==========   ============

        The deferred Federal income taxes impacting operations reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of these temporary differences and the tax effects of each are as follows:

                                                  1996      1995           1994
                                               ---------  ----------   ---------
                                                           (In Millions)
        DAC, reserves and reinsurance.........  $(156.2)   $  63.3      $  12.0
        Investments...........................     78.6       13.0         89.3
        Compensation and related benefits.....     22.3       30.8         10.0
        Other.................................    (32.9)      25.1        (15.1)
                                               ---------  ----------   ---------
        Deferred Federal Income Tax
          (Benefit) Expense...................  $ (88.2)   $ 132.2      $  96.2
                                               =========  ==========   =========

        The Internal Revenue Service is in the process of examining the Holding Company's consolidated Federal income tax returns for the years 1989 through 1991. Management believes these audits will have no material adverse effect on the Company's results of operations.

10)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The effect of reinsurance (excluding group life and health) is summarized as follows:

                                                         1996           1995           1994
                                                       -----------   -----------  -----------
                                                                    (In Millions)
        Direct premiums...............................  $   461.4     $  474.2     $  476.7
        Reinsurance assumed...........................      177.5        171.3        180.5
        Reinsurance ceded.............................      (41.3)       (38.7)       (31.6)
                                                       -----------   -----------  -----------
        Premiums......................................  $   597.6     $  606.8     $  625.6
                                                       ===========   ==========   ===========
        Universal Life and Investment-type Product
          Policy Fee Income Ceded.....................  $    48.2     $   44.0     $   27.5
                                                       ===========   ==========   ===========
        Policyholders' Benefits Ceded.................  $    54.1     $   48.9     $   20.7
                                                       ===========   ==========   ===========
        Interest Credited to Policyholders' Account
          Balances Ceded..............................  $    32.3     $   28.5     $   25.4
                                                       ===========   ==========   ===========

        Effective January 1, 1994, all in force business above $5.0 million was reinsured. During 1996, the Company's retention limit on joint survivorship policies was increased to $15.0 million. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks as well as in certain other cases.

        The Insurance Group cedes 100% of its group life and health business to a third party insurance company. Premiums ceded totaled $2.4 million, $260.6 million and $241.0 million for 1996, 1995 and 1994, respectively. Ceded death and disability benefits totaled $21.2 million, $188.1 million and $235.5 million for 1996, 1995 and 1994, respectively. Insurance liabilities ceded totaled $652.4 million and $724.2 million at December 31, 1996 and 1995, respectively.

11)     EMPLOYEE BENEFIT PLANS

        The Company sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. The pension plans are non-contributory. Equitable Life's and EREIM's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. The Company's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974.

        Components of net periodic pension cost (credit) for the qualified and non-qualified plans are as follows:

                                                               1996         1995         1994
                                                            -----------  ----------   ---------
                                                                          (In Millions)
        Service cost.......................................  $    33.8    $  30.0     $  30.3
        Interest cost on projected benefit obligations.....      120.8      122.0       111.0
        Actual return on assets............................     (181.4)    (309.2)       24.4
        Net amortization and deferrals.....................       43.4      155.6      (142.5)
                                                            -----------  ----------   ---------
        Net Periodic Pension Cost (Credit).................  $    16.6    $  (1.6)    $  23.2
                                                            ===========  =========   ==========

        The funded status of the qualified and non-qualified pension plans is as follows:

                                                                      December 31,
                                                               --------------------------
                                                                  1996             1995
                                                               ------------   -----------
                                                                      (In Millions)
        Actuarial present value of obligations:
          Vested..............................................  $1,672.2      $  1,642.4
          Non-vested..........................................      10.1            10.9
                                                               ------------   -----------
        Accumulated Benefit Obligation........................  $1,682.3      $  1,653.3
                                                               ===========   ============

        Plan assets at fair value.............................  $1,626.0      $  1,503.8
        Projected benefit obligation..........................   1,765.5         1,743.0
                                                               -----------   ------------
        Projected benefit obligation in excess of plan assets.    (139.5)         (239.2)
        Unrecognized prior service cost.......................     (17.9)          (25.5)
        Unrecognized net loss from past experience different
          from that assumed...................................     280.0           368.2
        Unrecognized net asset at transition..................       4.7            (7.3)
        Additional minimum liability..........................     (19.3)          (51.9)
                                                               ------------   -----------
        Prepaid Pension Cost..................................  $  108.0      $     44.3
                                                               ===========   ============

        The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations were 7.5% and 4.25%, respectively, at December 31, 1996 and 7.25% and 4.50%, respectively, at December 31, 1995. As of January 1, 1996 and 1995, the expected long-term rate of return on assets for the retirement plan was 10.25% and 11%, respectively.

        The Company recorded, as a reduction of shareholder's equity, an additional minimum pension liability of $12.9 million and $35.1 million, net of Federal income taxes, at December 31, 1996 and 1995, respectively, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability.

        The  pension  plan's  assets  include   corporate  and  government  debt
        securities, equity securities, equity real estate and shares of Group Trusts managed by Alliance.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $34.7 million, $36.4 million and $38.1 million for 1996, 1995 and 1994, respectively.

        The Company provides certain medical and life insurance benefits (collectively, "postretirement benefits") for qualifying employees, managers and agents retiring from the Company on or after attaining age 55 who have at least 10 years of service. The life insurance benefits are related to age and salary at retirement. The costs of postretirement benefits are recognized in accordance with the provisions of SFAS No.
        106. The Company continues to fund postretirement benefits costs on a pay-as-you-go basis and, for 1996, 1995 and 1994, the Company made estimated postretirement benefits payments of $18.9 million, $31.1 million and $29.8 million, respectively.

        The following table sets forth the postretirement benefits plan's status, reconciled to amounts recognized in the Company's consolidated financial statements:

                                                               1996         1995         1994
                                                            ----------   -----------   ---------
                                                                        (In Millions)

        Service cost.......................................  $     5.3    $   4.0       $   3.9
        Interest cost on accumulated postretirement
          benefits obligation..............................       34.6       34.7          28.6
        Net amortization and deferrals.....................        2.4       (2.3)         (3.9)
                                                            ----------   -----------   ---------
        Net Periodic Postretirement Benefits Costs.........  $    42.3    $  36.4       $  28.6
                                                            ==========   ===========   =========

                                                                     December 31,
                                                                -------------------------
                                                                  1996            1995
                                                                -----------   -----------
                                                                        (In Millions)
        Accumulated postretirement benefits obligation:
          Retirees.............................................  $   381.8     $  391.8
          Fully eligible active plan participants..............       50.7         50.4
          Other active plan participants.......................       60.7         64.2
                                                                -----------   -----------
                                                                     493.2        506.4
        Unrecognized prior service cost........................       50.5         56.3
        Unrecognized net loss from past experience different
          from that assumed and from changes in assumptions....     (150.5)      (181.3)
                                                                -----------   -----------
        Accrued Postretirement Benefits Cost...................  $   393.2     $  381.4
                                                                ===========   ===========

        At January 1, 1994, medical benefits available to retirees under age 65 are the same as those offered to active employees and medical benefits will be limited to 200% of 1993 costs for all participants.

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefits obligation was 9.5% in 1996, gradually declining to 3.5% in the year 2009 and in 1995 was 10%, gradually declining to 3.5% in the year 2008. The discount rate used in determining the accumulated postretirement benefits obligation was 7.50% and 7.25% at December 31, 1996 and 1995, respectively.

        If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefits obligation as of December 31, 1996 would be increased 7%. The effect of this change on the sum of the service cost and interest cost would be an increase of 8%.

12)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        Derivatives

        The Insurance Group primarily uses derivatives for asset/liability risk management and for hedging individual securities. Derivatives mainly are utilized to reduce the Insurance Group's exposure to interest rate fluctuations. Accounting for interest rate swap transactions is on an accrual basis. Gains and losses related to interest rate swap transactions are amortized as yield adjustments over the remaining life of the underlying hedged security. Income and expense resulting from interest rate swap activities are reflected in net investment income. The notional amount of matched interest rate swaps outstanding at December 31, 1996 was $649.9 million. The average unexpired terms at December 31, 1996 range from 2.2 to 2.7 years. At December 31, 1996, the cost of terminating outstanding matched swaps in a loss position was $8.3 million and the unrealized gain on outstanding matched swaps in a gain position was $11.4 million. The Company has no intention of terminating these contracts prior to maturity. During 1996, 1995 and 1994, net gains (losses) of $.2 million, $1.4 million and $(.2) million, respectively, were recorded in connection with interest rate swap activity. Equitable Life has implemented an interest rate cap program designed to hedge crediting rates on interest-sensitive individual annuities contracts. The outstanding notional amounts at December 31, 1996 of contracts purchased and sold were $5,050.0 million and $500.0 million, respectively. The net premium paid by Equitable Life on these contracts was $22.5 million and is being amortized ratably over the contract periods ranging from 3 to 5 years. Income and expense resulting from this program are reflected as an adjustment to interest credited to policyholders' account balances.

        Substantially all of DLJ's business related to derivatives is by its nature trading activities which are primarily for the purpose of customer accommodations. DLJ's derivative activities consist primarily of option writing and trading in forward and futures contracts. Derivative financial instruments have both on-and-off balance sheet implications depending on the nature of the contracts. DLJ's involvement in swap contracts is not significant.

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

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market value of off-balance-sheet financial instruments of the Insurance Group was not material at December 31, 1996 and 1995.

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

        The estimated fair values for those group annuity contracts which are classified as universal life type contracts are measured at the estimated fair value of the underlying assets. The estimated fair values for single premium deferred annuities ("SPDA") are estimated using projected cash flows discounted at current offering rates. The estimated fair values for supplementary contracts not involving life contingencies ("SCNILC") and annuities certain are derived using discounted cash flows based upon the estimated current offering rate.

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

        The following table discloses carrying value and estimated fair value for financial instruments not otherwise disclosed in Notes 3, 6 and 7:

                                                                     December 31,
                                                -------------------------------------------------------
                                                        1996                            1995
                                                ------------------------   ----------------------------
                                                   Carrying   Estimated      Carrying      Estimated
                                                    Value     Fair Value       Value       Fair Value
                                                ------------ -----------   ------------   ------------
                                                                    (In Millions)
        Consolidated Financial Instruments:
        Mortgage loans on real estate..........  $  3,133.0   $  3,394.6     $  3,638.3     $ 3,973.6
        Other joint ventures...................       467.0        467.0          492.7         492.7
        Policy loans...........................     2,196.1      2,221.6        1,976.4       2,057.5
        Policyholders' account balances:
          Association plans....................        78.1         77.3          101.0         100.0
          Group annuity contracts..............     2,141.0      1,954.0        2,335.0       2,395.0
          SPDA.................................     1,062.7      1,065.7        1,265.8       1,272.0
          Annuities certain and SCNILC.........       654.9        736.2          646.4         716.7
        Long-term debt.........................     1,592.8      1,557.7        1,899.3       1,962.9

        Closed Block Financial Instruments:
        Mortgage loans on real estate..........     1,380.7      1,425.6        1,368.8       1,461.4
        Other equity investments...............       105.0        105.0          151.6         151.6
        Policy loans...........................     1,765.9      1,798.0        1,797.2       1,891.4
        SCNILC liability.......................        30.6         34.9           34.8          39.6

        GIC Segment Financial Instruments:
        Mortgage loans on real estate..........     1,111.1      1,220.3        1,485.8       1,666.1
        Fixed maturities.......................        42.5         42.5          107.4         107.4
        Other equity investments...............       300.5        300.5          455.9         455.9
        Guaranteed interest contracts..........       290.7        300.5          329.0         352.0
        Long-term debt.........................       102.1        102.2          135.1         136.0

13)     COMMITMENTS AND CONTINGENT LIABILITIES

        The Company has provided, from time to time, certain guarantees or commitments to affiliates, investors and others. These arrangements include commitments by the Company, under certain conditions: to make capital contributions of up to $244.9 million to affiliated real estate joint ventures; to provide equity financing to certain limited partnerships of $205.8 million at December 31, 1996, under existing loan or loan commitment agreements; and to provide short-term financing loans which at December 31, 1996 totaled $14.6 million. Management believes the Company will not incur any material losses as a result of these commitments.

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

        At December 31, 1996, the Insurance Group had $51.6 million of letters of credit outstanding.

14)     LITIGATION

        A number of lawsuits has been filed against life and health insurers in the jurisdictions in which Equitable Life and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. Equitable Life, EVLICO and The Equitable of Colorado, Inc. ("EOC"), like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in an award or settlement of any material amount against the Company. Among litigations pending against Equitable Life, EVLICO and EOC of the type referred to in this paragraph are the litigations described in the following eight paragraphs.

        An action entitled Golomb et al. v. The Equitable Life Assurance Society of the United States was filed on January 20, 1995 in New York County Supreme Court. The action purports to be brought on behalf of a class of persons insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life (the "policies"). The complaint alleges that premium increases for these policies after 1983, all of which were filed with and approved by the New York State Insurance Department and certain other state insurance departments, breached the terms of the policies, and that statements in the policies and elsewhere concerning premium increases constituted fraudulent concealment, misrepresentations in violation of New York Insurance Law
        Section 4226 and deceptive practices under New York General Business Law
        Section 349. The complaint seeks a declaratory judgment, injunctive relief restricting the methods by which Equitable Life increases premiums on the policies in the future, a refund of premiums, and punitive damages. Plaintiffs also have indicated that they will seek damages in an unspecified amount. Equitable Life moved to dismiss the complaint in its entirety on the grounds that it fails to state a claim and that uncontroverted documentary evidence establishes a complete defense to the claims. On May 29, 1996, the New York County Supreme Court entered a judgment dismissing the complaint with prejudice. Plaintiffs have filed a notice of appeal of that judgment.

        In January 1996, separate actions were filed in Pennsylvania and Texas state courts (entitled, respectively, Malvin et al. v. The Equitable Life Assurance Society of the United States and Bowler et al. v. The Equitable Life Assurance Society of the United States), making claims similar to those in the New York action described above. The Texas action also claims that Equitable Life misrepresented to Texas policyholders that the Texas Insurance Department had approved Equitable Life's rate increases. These actions are asserted on behalf of proposed classes of Pennsylvania issued or renewed policyholders and Texas issued or renewed policyholders, insured under the policies. The Pennsylvania and Texas actions seek compensatory and punitive damages and injunctive relief restricting the methods by which Equitable Life increases premiums in the future based on the common law and statutes of those states. On February 9, 1996, Equitable Life removed the Pennsylvania action, Malvin, to the United States District Court for the Middle District of Pennsylvania. Following the decision granting Equitable Life's motion to dismiss the New York action (Golomb), on the consent of the parties the District Court ordered an indefinite stay of all proceedings in the Pennsylvania action, pending either party's right to reinstate the proceeding, and ordered that for administrative purposes the case be deemed administratively closed. On February 2, 1996, Equitable Life removed the Texas action, Bowler, to the United States District Court for the Northern District of Texas. On May 20, 1996, the plaintiffs in Bowler amended their complaint by adding allegations of misrepresentation regarding premium increases on other types of guaranteed renewable major medical insurance policies issued by Equitable Life up to and including 1983. On July 1, 1996, Equitable Life filed a motion for summary judgment dismissing the first amended complaint in its entirety. In August, 1996, the court granted plaintiffs leave to file a supplemental complaint on behalf of a proposed class of Texas policyholders claiming unfair discrimination, breach of contract and other claims arising out of alleged differences between premiums charged to Texas policyholders and premiums charged to similarly situated policyholders in New York and certain other states. Plaintiffs seek refunds of alleged overcharges, exemplary or additional damages citing Texas statutory provisions which among other things, permit two times the amount of actual damage plus additional penalties if the acts complained of are found to be knowingly committed, and injunctive relief. Equitable Life has also filed a motion for summary judgment dismissing the supplemental complaint in its entirety. Plaintiffs also obtained permission to add another plaintiff to the first amended and supplemental complaints. Plaintiffs have opposed both motions for summary judgment and requested that certain issues be found in their favor. Equitable Life is in the process of replying.

        On May 22, 1996, a separate action entitled Bachman v. The Equitable Life Assurance Society of the United States, was filed in Florida state court making claims similar to those in the previously reported Golomb action. The Florida action is asserted on behalf of a proposed class of Florida issued or renewed policyholders insured after 1983 under Lifetime Guaranteed Renewable Major Medical Insurance Policies issued by Equitable Life. The Florida action seeks compensatory and punitive damages and injunctive relief restricting the methods by which Equitable Life increases premiums in the future based on various common law claims. On June 20, 1996, Equitable Life removed the Florida action to Federal court. Equitable Life has answered the complaint, denying the material allegations and asserting certain affirmative defenses. On December 6, 1996, Equitable Life filed a motion for summary judgment and plaintiff is expected to file its response to that motion shortly.

        On November 6, 1996, a proposed class action entitled  Fletcher,  et al.
        v. The Equitable Life Assurance Society of the United States, was filed in California Superior Court for Fresno County, making substantially the same allegations concerning premium rates and premium rate increases on guaranteed renewable policies made in the Bowler action. The complaint alleges, among other things, that differentials between rates charged California policyholders and policyholders in New York and certain other states, and the methods used by Equitable Life to calculate premium increases, breached the terms of its policies, that Equitable Life misrepresented and concealed the facts pertaining to such differentials and methods in violation of California law, and that Equitable Life also misrepresented that its rate increases were approved by the California Insurance Department. Plaintiffs seek compensatory damages in an unspecified amount, rescission, injunctive relief and attorneys' fees. Equitable Life removed the action to Federal court; plaintiff has moved to remand the case to state court. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of the Golomb, Malvin, Bowler, Bachman and Fletcher litigations should not have a material adverse effect on the financial position of the Company. Due to the early stage of such litigations, the Company's management cannot make an estimate of loss, if any, or predict whether or not such litigations will have a material adverse effect on the Company's results of operations in any particular period.

        An action was instituted on April 6, 1995 against Equitable Life and its wholly owned subsidiary, EOC, in New York state court, entitled Sidney
        C. Cole et al. v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, Inc., No. 95/108611 (N. Y. County). The action is brought by the holders of a joint survivorship whole life policy issued by EOC. The action purports to be on behalf of a class consisting of all persons who from January 1, 1984 purchased life insurance policies sold by Equitable Life and EOC based upon their allegedly uniform sales presentations and policy illustrations. The complaint puts in issue various alleged sales practices that plaintiffs assert, among other things, misrepresented the stated number of years that the annual premium would need to be paid. Plaintiffs seek damages in an unspecified amount, imposition of a constructive trust, and seek to enjoin Equitable Life and EOC from engaging in the challenged sales practices. On June 28, 1996, the court issued a decision and order dismissing with prejudice plaintiff's causes of action for fraud, constructive fraud, breach of fiduciary duty, negligence, and unjust enrichment, and dismissing without prejudice plaintiff's cause of action under the New York State consumer protection statute. The only remaining causes of action are for breach of contract and negligent misrepresentation. Plaintiffs made a motion for reargument with respect to this order, which was submitted to the court in October 1996. This motion was denied by the court on December 16, 1996.

        On May 21, 1996, an action entitled Elton F. Duncan, III v. The Equitable Life Assurance Society of the United States, was commenced against Equitable Life in the Civil District Court for the Parish of Orleans, State of Louisiana. The action is brought by an individual who purchased a whole life policy. Plaintiff alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff purports to represent a class consisting of all persons who purchased whole life or universal life insurance policies from Equitable Life from January 1, 1982 to the present. Plaintiff seeks damages, including punitive damages, in an unspecified amount. On July 26, 1996, an action entitled Michael Bradley v. Equitable Variable Life Insurance Company, was commenced in New York state court. The action is brought by the holder of a variable life insurance policy issued by EVLICO. The plaintiff purports to represent a class consisting of all persons or entities who purchased one or more life insurance policies issued by EVLICO from January 1, 1980. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the extent to which the policy was a proper replacement policy and the number of years that the annual premium would need to be paid. Plaintiff seeks damages, including punitive damages, in an unspecified amount and also seeks injunctive relief prohibiting EVLICO from canceling policies for failure to make premium payments beyond the alleged stated number of years that the annual premium would need to be paid. On September 21, 1996 Equitable Life, EVLICO and EOC made a motion to have this proceeding moved from Kings County Supreme Court to New York County for joint trial or consolidation with the Cole action. The motion was denied by the court on January 9, 1997. On January 10, 1997, plaintiffs moved for certification of a nationwide class consisting of all persons or entities who were sold one or more life insurance products on a "vanishing premium" basis and/or were allegedly induced to purchase additional policies from EVLICO, using the cash value accumulated in existing policies, from January 1, 1980 through and including December 31, 1996. Plaintiffs further moved to have Michael Bradley designated as the class representative. Discovery regarding class certification is underway.

        On December 12, 1996, an action entitled Robert E. Dillon v. The Equitable Life Assurance Society of the United States and The Equitable of Colorado, was commenced in the United States District Court for the Southern District of Florida. The action is brought by an individual who purchased a joint whole life policy from EOC. The complaint puts at issue various alleged sales practices and alleges misrepresentations concerning the alleged impropriety of replacement policies issued by Equitable Life and EOC and alleged misrepresentations regarding the number of years premiums would have to be paid on the defendants' policies. Plaintiff brings claims for breach of contract, fraud, negligent misrepresentation, money had and received, unjust enrichment and imposition of a constructive trust. Plaintiff purports to represent two classes of persons. The first is a "contract class," consisting of all persons who purchased whole or universal life insurance policies from Equitable Life and EOC and from whom Equitable Life and EOC have sought additional payments beyond the number of years allegedly promised by Equitable Life and EOC. The second is a "fraud class," consisting of all persons with an interest in policies issued by Equitable Life and EOC at any time since October 1, 1986. Plaintiff seeks damages in an unspecified amount, and also seeks injunctive relief attaching Equitable Life's and EOC's profits from their alleged sales practices. Equitable Life's and EOC's time to answer or move with respect to the complaint has been extended until February 24, 1997. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of the Cole, Duncan, Bradley and Dillon litigations should not have a material adverse effect on the financial position of the Company. Due to the early stages of such litigations, the Company's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on the Company's results of operations in any particular period.

        On January 3, 1996, an amended complaint was filed in an action entitled Frank Franze Jr. and George Busher, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company, No. 94-2036 in the United States District Court for the Southern District of Florida. The action was brought by two individuals who purchased variable life insurance policies. The plaintiffs purport to represent a nationwide class consisting of all persons who purchased variable life insurance policies from Equitable Life and EVLICO since September 30, 1991. The basic allegation of the amended complaint is that Equitable Life's and EVLICO's agents were trained not to disclose fully that the product being sold was life insurance. Plaintiffs allege violations of the Federal securities laws and seek rescission of the contracts or compensatory damages and attorneys' fees and expenses. The court denied Equitable Life and EVLICO's motion to dismiss the amended complaint on September 24, 1996. Equitable Life and EVLICO have answered the amended complaint, denying the material allegations and asserting certain affirmative defenses. Currently, the parties are conducting discovery in connection with plaintiffs' attempt to certify a class. On January 9, 1997, an action entitled Rosemarie Chaviano, individually and on behalf of all others similarly situated v. The Equitable Life Assurance Society of the United States, and Equitable Variable Life Insurance Company, was filed in Massachusetts state court making claims similar to those in the Franze action and alleging violations of the Massachusetts securities laws. The plaintiff purports to represent all persons in Massachusetts who purchased variable life insurance contracts from Equitable Life and EVLICO from January 9, 1993 to the present. The Massachusetts action seeks rescission of the contracts or compensatory damages, attorneys' fees, expenses and injunctive relief. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of the litigations discussed in this paragraph should not have a material adverse effect on the financial position of the Company. Due to the early stages of such litigation, the Company's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on the Company's results of operations in any particular period.

        Equitable Life recently responded to a subpoena from the U.S. Department of Labor ("DOL") requesting copies of any third-party appraisals in Equitable Life's possession relating to the ten largest properties (by value) in the Prime Property Fund ("PPF"). PPF is an open-end, commingled real estate separate account of Equitable Life for pension clients. Equitable Life serves as investment manager in PPF and has retained EREIM as advisor. In early 1995, the DOL commenced a national investigation of commingled real estate funds with pension investors, including PPF. The investigation now appears to be focused principally on appraisal and valuation procedures in respect of fund properties. The most recent request from the DOL seems to reflect, at least in part, an interest in the relationship between the valuations for those properties reflected in appraisals prepared for local property tax proceedings and the valuations used by PPF for other purposes. At no time has the DOL made any specific allegation that Equitable Life or EREIM has acted improperly and Equitable Life and EREIM believe that any such allegation would be without foundation. While the outcome of this investigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter should not have a material adverse effect on the Company's consolidated financial position or results of operations in any particular period.

        Equitable Casualty Insurance Company ("Casualty"), an indirect wholly owned subsidiary of Equitable Life, is party to an arbitration proceeding that commenced in August 1995. The proceeding relates to a dispute among Casualty, Houston General Insurance Company ("Houston
        General") and GEICO General Insurance Company ("GEICO General") regarding the interpretation of a reinsurance agreement. The arbitration panel issued a final award in favor of Casualty and GEICO General on June 17, 1996. Casualty and GEICO General moved in the pending Texas state court action, with Houston General's consent, for an order confirming the arbitration award and entering judgment dismissing the action. The motion was granted on January 29, 1997. The parties have also stipulated to the dismissal without prejudice of a related Texas Federal court action brought by Houston General against GEICO General and Equitable Life. In connection with confirmation of the arbitration award, Houston General paid to Casualty approximately $839,600 in settlement of certain reimbursement claims by Casualty against Houston General.

        On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance and certain other defendants affiliated with Alliance, including the Holding Company, alleging violations of Federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint, which seeks certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994, seeks an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations of the Complaint are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the complaint. On October 11, 1996, plaintiffs filed a motion for reconsideration of the court's decision granting defendants' motion to dismiss the Complaint. On November 25, 1996, the court denied plaintiffs' motion for reconsideration. On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that two advertisements used by the Fund misrepresented the risks of investing in the Fund. Plaintiffs also reiterated allegations in the Complaint that the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so. Alliance believes that the allegations in the Complaint are without merit and intends to vigorously defend against these claims. While the ultimate outcome of this matter cannot be determined at this time, management of Alliance does not expect that it will have a material adverse effect on Alliance's results of operations or financial condition.

        On January 26, 1996, a purported purchaser of certain notes and warrants to purchase shares of common stock of Rickel Home Centers, Inc. ("Rickel") filed a class action complaint against Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and certain other defendants for unspecified compensatory and punitive damages in the United States District Court for the Southern District of New York. The suit was brought on behalf of the purchasers of 126,457 units consisting of $126,457,000 aggregate principal amount of 13 1/2% senior notes due 2001 and 126,457 warrants to purchase shares of common stock of Rickel issued by Rickel in October 1994. The complaint alleges violations of Federal securities laws and common law fraud against DLJSC, as the underwriter of the units and as an owner of 7.3% of the common stock of Rickel, Eos Partners, L.P., and General Electric Capital Corporation, each as owners of 44.2% of the common stock of Rickel, and members of the Board of Directors of Rickel, including a DLJSC Managing Director. The complaint seeks to hold DLJSC liable for alleged misstatements and omissions contained in the prospectus and registration statement filed in connection with the offering of the units, alleging that the defendants knew of financial losses and a decline in value of Rickel in the months prior to the offering and did not disclose such information. The complaint also alleges that Rickel failed to pay its semi-annual interest payment due on the units on December 15, 1995 and that Rickel filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code on January 10, 1996. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ does not believe the outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of this litigation, based on the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In October 1995, DLJSC was named as a defendant in a purported class action filed in a Texas State Court on behalf of the holders of $550.0 million principal amount of subordinated redeemable discount debentures of National Gypsum Corporation ("NGC") canceled in connection with a Chapter 11 plan of reorganization for NGC consummated in July 1993. The named plaintiff in the State Court action also filed an adversary proceeding in the Bankruptcy Court for the Northern District of Texas seeking a declaratory judgment that the confirmed NGC plan of reorganization does not bar the class action claims. Subsequent to the consummation of NGC's plan of reorganization, NGC's shares traded for values substantially in excess of, and in 1995 NGC was acquired for a value substantially in excess of, the values upon which NGC's plan of reorganization was based. The two actions arise out of DLJSC's activities as financial advisor to NGC in the course of NGC's Chapter 11 reorganization proceedings. The class action complaint alleges that the plan of reorganization submitted by NGC was based upon projections by NGC and DLJSC which intentionally understated forecasts, and provided misleading and incorrect information in order to hide NGC's true value and that defendants breached their fiduciary duties by, among other things, providing false, misleading or incomplete information to deliberately understate the value of NGC. The class action complaint seeks compensatory and punitive damages purportedly sustained by the class. The Texas State Court action, which had been removed to the Bankruptcy Court, has been remanded back to the state court, which remand is being opposed by DLJSC. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of such litigation, based upon the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

        In November and December 1995, DLJSC, along with various other parties, was named as a defendant in a number of purported class actions filed in the U.S. District Court for the Eastern District of Louisiana. The complaints allege violations of the Federal securities laws arising out of a public offering in 1994 of $435.0 million of first mortgage notes of Harrah's Jazz Company and Harrah's Jazz Finance Corp. The complaints seek to hold DLJSC liable for various alleged misstatements and omissions contained in the prospectus dated November 9, 1994. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its financial condition. Due to the early stage of this litigation, based upon the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

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

15)     LEASES

        The Company has entered into operating leases for office space and certain other assets, principally data processing equipment and office furniture and equipment. Future minimum payments under noncancelable leases for 1997 and the succeeding four years are $113.7 million, $110.6 million, $100.3 million, $72.3 million, $59.3 million and $427.3 million thereafter. Minimum future sublease rental income on these noncancelable leases for 1997 and the succeeding four years are $9.8 million, $6.0 million, $4.5 million, $2.4 million, $.8 million and $.1 million thereafter.

        At December 31, 1996, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 1997 and the succeeding four years are $263.0 million, $242.1 million, $219.8 million, $194.3 million, $174.6 million and $847.1 million thereafter.

16)     OTHER OPERATING COSTS AND EXPENSES

        Other operating costs and expenses consisted of the following:

                                                               1996            1995         1994
                                                            ------------   -----------   ----------
                                                                          (In Millions)
        Compensation costs.................................  $    647.3     $   595.9     $   687.5
        Commissions........................................       329.5         314.3         313.0
        Short-term debt interest expense...................         8.0          11.4          19.0
        Long-term debt interest expense....................       137.3         108.1          98.3
        Amortization of policy acquisition costs...........       405.2         317.8         313.4
        Capitalization of policy acquisition costs.........      (391.9)       (391.0)       (410.9)
        Rent expense, net of sub-lease income..............       113.7         109.3         116.0
        Other..............................................       798.9         710.0         721.4
                                                            ------------   -----------   ----------
        Total..............................................  $  2,048.0     $ 1,775.8     $ 1,857.7
                                                            ============   ===========   ===========

        During 1996, 1995 and 1994, the Company restructured certain operations in connection with cost reduction programs and recorded pre-tax provisions of $24.4 million, $32.0 million and $20.4 million, respectively. The amounts paid during 1996, associated with cost reduction programs, totaled $17.7 million. At December 31, 1996, the liabilities associated with cost reduction programs amounted to $44.5 million. The 1996 cost reduction program included restructuring costs related to the consolidation of insurance operations' service centers. The 1995 cost reduction program included relocation expenses, including the accelerated amortization of building improvements associated with the relocation of the home office. The 1994 cost reduction program included costs associated with the termination of operating leases and employee severance benefits in connection with the consolidation of 16 insurance agencies. Amortization of DAC included $145.0 million writeoff of DAC related to DI contracts in the fourth quarter of 1996.

17)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, the Superintendent has broad discretion to determine whether the financia1 condition of a stock life insurance company would support the payment of dividends to its shareholders. For 1996, 1995 and 1994, statutory net
        (loss) earnings totaled $(351.1) million, $(352.4) million and $67.5 million, respectively. No amounts are expected to be available for dividends from Equitable Life to the Holding Company in 1997.

        At December 31, 1996, the Insurance Group, in accordance with various government and state regulations, had $21.9 million of securities deposited with such government or state agencies.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The New York Insurance Department (the "Department") recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the New York Insurance Law, and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Department to financial statements prepared in accordance with GAAP in making such determinations. The following reconciles the Company's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the Department with net earnings and equity on a GAAP basis.

                                                               1996           1995             1994
                                                            -------------   -----------   ------------
                                                                             (In Millions)

        Net change in statutory surplus and capital stock..  $    56.0       $  78.1       $   292.4
        Change in asset valuation reserves.................      (48.4)        365.7          (285.2)
                                                            -------------   -----------   ------------
        Net change in statutory surplus, capital stock
          and asset valuation reserves.....................        7.6         443.8             7.2
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................     (298.5)        (66.0)           (5.3)
          DAC..............................................      (13.3)         73.2            97.5
          Deferred Federal income taxes....................      108.0        (158.1)          (58.7)
          Valuation of investments.........................      289.8         189.1            45.2
          Valuation of investment subsidiary...............     (117.7)       (188.6)          396.6
          Limited risk reinsurance.........................       92.5         416.9            74.9
          Contribution from the Holding Company............        -             -            (300.0)
          Issuance of surplus notes........................        -          (538.9)            -
          Postretirement benefits..........................       28.9         (26.7)           17.1
          Other, net.......................................       12.4         115.1           (44.0)
          GAAP adjustments of Closed Block.................       (9.8)         15.7            (9.5)
          GAAP adjustments of GIC Segment..................      (89.6)         37.3            42.8
                                                            -------------   -----------   ------------
        Net Earnings of the Insurance Group................  $    10.3       $ 312.8       $   263.8
                                                            =============   ===========   ============

                                                                            December 31,
                                                            ----------------------------------------
                                                               1996             1995         1994
                                                            ------------   ------------  -----------
                                                                            (In Millions)
        Statutory surplus and capital stock................  $  2,258.9     $ 2,202.9     $ 2,124.8
        Asset valuation reserves...........................     1,297.5       1,345.9         980.2
                                                            ------------   -----------   -----------
        Statutory surplus, capital stock and asset
          valuation reserves...............................     3,556.4       3,548.8       3,105.0
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................    (1,305.0)     (1,006.5)       (940.5)
          DAC..............................................     3,104.9       3,075.8       3,219.4
          Deferred Federal income taxes....................      (306.1)       (452.0)        (29.4)
          Valuation of investments.........................       286.8         417.7        (794.1)
          Valuation of investment subsidiary...............      (782.8)       (665.1)       (476.5)
          Limited risk reinsurance.........................      (336.5)       (429.0)       (845.9)
          Issuance of surplus notes........................      (539.0)       (538.9)          -
          Postretirement benefits..........................      (314.4)       (343.3)       (316.6)
          Other, net.......................................       126.3           4.4         (79.2)
          GAAP adjustments of Closed Block.................       783.7         830.8         740.4
          GAAP adjustments of GIC Segment..................      (190.3)       (184.6)       (221.9)
                                                            ------------   -----------   -----------
        Equity of the Insurance Group......................  $  4,084.0     $ 4,258.1     $ 3,360.7
                                                            ============   ===========   ===========


18)     BUSINESS SEGMENT INFORMATION

        The Company has two major business segments: Insurance Operations and Investment Services. Interest expense related to debt not specific to either business segment is presented as Corporate interest expense. Information for all periods is presented on a comparable basis.

        The Insurance Operations segment offers a variety of traditional, variable and interest-sensitive life insurance products, disability income, annuity products, mutual fund and other investment products to individuals and small groups and administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual insurance and annuity products.

        The Investment Services segment provides investment fund management, primarily to institutional clients. This segment includes the Company's equity interest in DLJ and Separate Accounts which provide various investment options for group clients through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $127.5 million, $124.1 million and $135.3 million for 1996, 1995 and 1994, respectively, are included in total revenues of the Investment Services segment. These fees, excluding amounts related to the discontinued GIC Segment of $15.7 million, $14.7 million and $27.4 million for 1996, 1995 and 1994, respectively, are eliminated in consolidation.

                                                     1996               1995             1994
                                                  --------------   -------------   --------------
                                                                    (In Millions)
        Revenues
        Insurance operations.....................  $  3,742.9       $ 3,614.6       $ 3,507.4
        Investment services......................     1,126.1           949.1           935.2
        Consolidation/elimination................       (24.5)          (34.9)          (27.2)
                                                  --------------   -------------   --------------
        Total....................................  $  4,844.5       $ 4,528.8       $ 4,415.4
                                                  ==============   =============   ==============

        Earnings (loss) from continuing
          operations before Federal income
          taxes, minority interest and
          cumulative effect of accounting
          change
        Insurance operations....................   $    (36.6)      $   303.1       $   327.5
        Investment services.....................        311.9           224.0           227.9
        Consolidation/elimination...............           .2            (3.1)             .3
                                                  --------------   -------------   --------------
              Subtotal..........................        275.5           524.0           555.7
        Corporate interest expense..............        (66.9)          (27.9)         (114.2)
                                                  --------------   -------------   --------------
        Total...................................   $    208.6       $   496.1       $   441.5
                                                  ==============   =============   ==============

                                                         December 31,
                                              ------------------------------------
                                                   1996                1995
                                              ----------------   -----------------
                                                         (In Millions)
        Assets
        Insurance operations.................  $    60,464.9      $    56,720.5
        Investment services..................       13,542.5           12,842.9
        Consolidation/elimination............         (399.6)            (354.4)
                                              ----------------   -----------------
        Total................................  $    73,607.8      $    69,209.0
                                              ================   =================

19)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 1996 and 1995, are summarized below:

                                                                    Three Months Ended
                                       ------------------------------------------------------------------------------
                                           March 31           June 30           September 30          December 31
                                       -----------------  -----------------   ------------------   ------------------
                                                                       (In Millions)
        1996
        Total Revenues................  $     1,169.7      $     1,193.6       $    1,193.6         $    1,287.6
                                       =================  =================   ==================   ==================

        Earnings (Loss) from
          Continuing Operations
          before Cumulative Effect
          of Accounting Change........  $        94.8      $        87.1       $       93.2         $     (157.9)
                                       =================  =================   ==================   ==================

        Net Earnings (Loss)...........  $        71.7      $        87.1       $       93.2         $     (241.7)
                                       =================  =================   ==================   ==================

        1995
        Total Revenues................  $     1,079.1      $     1,164.0       $    1,138.8         $    1,146.9
                                       =================  =================   ==================   ==================

        Net Earnings..................  $        66.3      $       101.7       $      100.2         $       44.6
                                       =================  =================   ==================   ==================

        The quarterly results of operations for 1996 and 1995 have been restated to reflect the Company's accounting change adopted in the fourth quarter of 1996 for long-duration participating life contracts in accordance with the provisions prescribed by SFAS No. 120. Net earnings for the three months ended December 31, 1996 includes a charge of $339.3 million related to writeoffs of DAC on DI contracts of $94.3 million, reserve strengthening on DI business of $113.7 million, pension par of $47.5 million and the discontinued GIC Segment of $83.8 million.

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

        Summarized balance sheets information for DLJ, reconciled to the Company's carrying value of DLJ, are as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     1996                1995
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Assets:
        Trading account securities, at market value............................  $   15,728.1       $   10,821.3
        Securities purchased under resale agreements...........................      20,598.7           18,748.2
        Broker-dealer related receivables......................................      16,525.9           13,023.7
        Other assets...........................................................       2,651.0            1,983.3
                                                                                ----------------   -----------------
        Total Assets...........................................................  $   55,503.7       $   44,576.5
                                                                                ================   =================
        Liabilities:
        Securities sold under repurchase agreements............................  $   29,378.3       $   26,744.8
        Broker-dealer related payables.........................................      19,409.7           12,915.5
        Short-term and long-term debt..........................................       2,704.5            1,742.0
        Other liabilities......................................................       2,164.0            1,750.5
                                                                                ----------------   -----------------
        Total liabilities......................................................      53,656.5           43,152.8
        Cumulative exchangeable preferred stock................................           -                225.0
        DLJ's company-obligated mandatorily redeemed preferred
          securities of subsidiary trust holding solely debentures of DLJ......         200.0                -
        Total shareholders' equity.............................................       1,647.2            1,198.7
                                                                                ----------------   -----------------
        Total Liabilities, Cumulative Exchangeable Preferred Stock and
          Shareholders' Equity.................................................  $   55,503.7       $   44,576.5
                                                                                ================   =================
        DLJ's equity as reported...............................................  $    1,647.2       $    1,198.7
        Unamortized cost in excess of net assets acquired in 1985
          and other adjustments................................................          23.9               40.5
        The Holding Company's equity ownership in DLJ..........................        (590.2)            (499.0)
        Minority interest in DLJ...............................................        (588.6)            (324.3)
                                                                                ----------------   -----------------
        The Company's Carrying Value of DLJ....................................  $      492.3       $      415.9
                                                                                ================   =================

        Summarized statements of earnings information for DLJ reconciled to the Company's equity in earnings of DLJ is as follows:

                                                                                     1996                1995
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Commission, fees and other income......................................  $    1,818.2       $    1,325.9
        Net investment income..................................................       1,074.2              904.1
        Dealer, trading and investment gains, net..............................         598.4              528.6
                                                                                ----------------   -----------------
        Total revenues.........................................................       3,490.8            2,758.6
        Total expenses including income taxes..................................       3,199.5            2,579.5
                                                                                ----------------   -----------------
        Net earnings...........................................................         291.3              179.1
        Dividends on preferred stock...........................................          18.7               19.9
                                                                                ----------------   -----------------
        Earnings Applicable to Common Shares...................................  $      272.6       $      159.2
                                                                                ================   =================

        DLJ's earnings applicable to common shares as reported.................  $      272.6       $      159.2
        Amortization of cost in excess of net assets acquired in 1985..........          (3.1)              (3.9)
        The Holding Company's equity in DLJ's earnings.........................        (107.8)             (90.4)
        Minority interest in DLJ...............................................         (73.4)              (6.5)
                                                                                ----------------   -----------------
        The Company's Equity in DLJ's Earnings.................................  $       88.3       $       58.4
                                                                                ================   =================

21)     ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Holding Company sponsors a stock option plan for employees of Equitable Life. DLJ and Alliance each sponsor their own stock option plans for certain employees. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. Had compensation expense of the Company's stock option incentive plans for options granted after December 31, 1994 been determined based on the estimated fair value at the grant dates for awards under those plans, the Company's pro forma net earnings and earnings per share for 1996 and 1995 would have been as follows:

                                                     1996              1995
                                                ---------------   ---------------
                                                         (In Millions)
        Net Earnings
          As Reported..........................  $       10.3      $     312.8
          Pro Forma............................  $        3.2      $     311.3

        The fair value of options and units granted after December 31, 1994, used as a basis for the above pro forma disclosures, was estimated as of the date of grants using Black-Scholes option pricing models. The option and unit pricing assumptions for 1996 and 1995 are as follows:

                                      Holding Company                    DLJ                        Alliance
                                  -------------------------   --------------------------  -----------------------------
                                     1996          1995          1996          1995           1996            1995
                                  -----------   -----------   -----------   ------------  -------------   -------------

        Dividend yield...........     0.80%         0.96%         1.54%         1.85%         8.0%            8.0%
        Expected volatility......    20.00%        20.00%        25.00%        25.00%        23.00%          23.00%
        Risk-free interest rate..     5.92%         6.83%         6.07%         5.86%         5.80%           6.00%

        Expected Life............  5 years       5 years       5 years        5 years      7.43 years      7.43 years
        Weighted fair value
          per option granted.....    $6.94         $5.90         $9.35          -            $2.69           $2.24

        A summary of the Holding Company and DLJ stock option plans and Alliance's Unit option plans are as follows:

                                       Holding Company                   DLJ                       Alliance
                                  --------------------------- --------------------------- ---------------------------
                                                  Options                     Options                     Options
                                                Outstanding                 Outstanding                 Outstanding
                                                  Weighted                    Weighted                    Weighted
                                     Shares       Average        Shares       Average        Units        Average
                                      (In         Exercise        (In         Exercise        (In         Exercise
                                   Millions)       Price       Millions)       Price       Millions)       Price
                                  ------------- ------------- ------------- ------------- ------------- -------------
        Balance as of
          January 1, 1994........       6.1                         -                           3.2
          Granted................        .7                         -                           1.2
          Exercised..............       -                           -                           (.5)
          Forfeited..............       -                           -                           (.1)
                                  -------------               -------------               -------------

        Balance as of
          December 31, 1994......       6.8                         -                           3.8
          Granted................        .4                         9.2                         1.8
          Exercised..............       (.1)                        -                           (.5)
          Expired................       (.1)                        -                           -
          Forfeited..............       (.3)                        -                           (.3)
                                  -------------               -------------               -------------

        Balance as of
          December 31, 1995......       6.7         $20.27          9.2        $27.00           4.8         $17.72
          Granted................        .7         $24.94          2.1        $32.54            .7         $25.12
          Exercised..............       (.1)        $19.91          -            -              (.4)        $13.64
          Expired................       (.6)        $20.21          -            -              -             -
          Forfeited..............       -             -             (.2)       $27.00           (.1)        $19.32
                                  -------------               -------------               -------------

        Balance as of
          December 31, 1996......       6.7         $20.79         11.1        $28.06           5.0         $19.07
                                  ============= ============= ============= ============= ============= =============

        Information with respect to stock and unit options outstanding and exercisable at December 31, 1996 is as follows:

                                  Options Outstanding                                      Options Exercisable
        -------------------------------------------------------------------------  ------------------------------------
                                                    Weighted
                                                    Average         Weighted                              Weighted
              Range of             Number          Remaining         Average             Number           Average
              Exercise          Outstanding       Contractual       Exercise          Exercisable         Exercise
               Prices          (In Millions)      Life (Years)        Price          (In Millions)         Price
        ---------------------- ---------------- ---------------- ----------------  -------------------- ---------------

               Holding
               Company
        ----------------------
        $18.125  -$27.75             6.7               7.00           $20.79              3.4              $20.18
                              ================= ================ ================  ==================== ===============

                 DLJ
        ----------------------
        $27.00    -$33.50           11.1               9.00           $28.06              -                  -
                              ================= ================ ================  ==================== ===============

              Alliance
        ----------------------
        $ 6.0625   -$15.9375         1.3               4.76           $12.97              1.2              $12.58
        $16.3125   -$19.75           1.1               8.19           $19.13               .2              $18.69
        $19.875    -$19.875          1.0               7.36           $19.88               .4              $19.88
        $20.75     -$24.375           .9               8.46           $22.05               .3              $21.84
        $24.375    -$25.125           .7               9.96           $25.13              -                  -
                              -----------------                                    -------------------
        $ 6.0625   -$25.125          5.0               7.43           $19.07              2.1              $15.84
                              ================= ================= ===============  ==================== ===============

                      Report of Independent Accountants on
                   Consolidated Financial Statement Schedules

February 10, 1997


To the Board of Directors of
The Equitable Life Assurance Society of the United States


Ours audits of the consolidated financial statements referred to in our report dated February 10, 1997 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these consolidated financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/Price Waterhouse LLP
-------------------------

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996

                                                                                   Estimated          Carrying
Type of Investment                                              Cost (A)          Fair Value           Value
                                                            -----------------   ----------------   ---------------
                                                                                (In Millions)
Fixed maturities:
United States Government and government
  agencies and authorities................................   $     1,539.4       $    1,559.3       $    1,559.3
State, municipalities and political subdivisions..........            77.0               81.5               81.5
Foreign governments.......................................           302.6              318.4              318.4
Public utilities..........................................         1,016.1            1,042.6            1,042.6
Convertibles and bonds with warrants attached.............           191.6              197.6              197.6
All other corporate bonds.................................        14,453.4           14,742.3           14,742.3
Redeemable preferred stocks...............................           139.1              135.3              135.3
                                                            -----------------   ----------------   ---------------
Total fixed maturities....................................        17,719.2           18,077.0           18,077.0
                                                            -----------------   ----------------   ---------------
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other...............            98.7              130.3              130.3
Mortgage loans on real estate.............................         3,133.0            3,394.6            3,133.0
Real estate...............................................         1,974.4              xxx              1,974.4
Real estate acquired in satisfaction of debt..............           771.7              xxx                771.7
Real estate joint ventures................................           551.4              xxx                551.4
Policy loans..............................................         2,196.1            2,221.6            2,196.1
Other limited partnership interests.......................           467.0              467.0              467.0
Investment in and loans to affiliates.....................           685.0              685.0              685.0
Other invested assets.....................................           288.7              288.7              288.7
                                                            -----------------   ----------------   ---------------

Total Investments.........................................   $    27,885.2       $   25,264.2       $   28,274.6
                                                            =================   ================   ===============

(A) Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; for equity securities, cost represents original cost; for other limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 1996 AND 1995

                                                                                   1996                 1995
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investment:
  Fixed maturities:
    Available for sale, at estimated fair value (amortized cost of
      $12,976.2 and $10,812.8, respectively)................................  $     13,306.8       $     11,330.7
  Mortgage loans on real estate.............................................         2,651.8              3,033.3
  Equity real estate........................................................         2,011.9              2,478.6
  Other equity investments..................................................           433.2                412.0
  Investments in and loans to affiliates....................................         3,205.4              2,856.8
  Other invested assets.....................................................           120.9                695.8
                                                                              -----------------    -----------------
      Total investments.....................................................        21,730.0             20,807.2
Cash and cash equivalents...................................................           171.9                250.9
Deferred policy acquisition costs...........................................           939.8                993.3
Amounts due from discontinued GIC Segment...................................           996.2              2,097.1
Other assets................................................................         1,065.7              1,527.3
Closed Block assets.........................................................         8,495.0              8,582.1
Separate Accounts assets....................................................        23,846.4             19,954.9
                                                                              -----------------    -----------------

Total Assets................................................................  $     57,245.0       $     54,212.8
                                                                              =================    =================
LIABILITIES
Policyholders' account balances.............................................  $     14,086.5       $     14,156.6
Future policy benefits and other policyholders' liabilities.................         3,768.1              3,406.5
Short-term and long-term debt...............................................         1,037.6              1,130.9
Other liabilities...........................................................         1,354.9              2,094.9
Closed Block liabilities....................................................         9,091.3              9,221.4
Separate Accounts liabilities...............................................        23,822.6             19,944.4
                                                                              -----------------    -----------------
      Total liabilities.....................................................        53,161.0             49,954.7
                                                                              -----------------    -----------------
SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................             2.5                  2.5
Capital in excess of par value..............................................         3,105.8              3,105.8
Retained earnings...........................................................           798.7                788.4
Net unrealized investment gains.............................................           189.9                396.5
Minimum pension liability...................................................           (12.9)               (35.1)
                                                                              -----------------    -----------------
      Total shareholder's equity............................................         4,084.0              4,258.1
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $     57,245.0       $     54,212.8
                                                                              =================    =================

The financial information of The Equitable Life Assurance Society of the United States (Parent Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                      1996                1995                1994
                                                                 -----------------   -----------------   ----------------
                                                                                     (In Millions)
REVENUES
Premiums........................................................  $       564.2      $       567.7       $       583.7
Universal life and investment-type product policy fee
  income........................................................          227.3              195.7               142.9
Net investment income...........................................        1,460.8            1,383.9             1,309.6
Investment (losses) gains, net..................................          (22.1)              (1.9)               46.7
Equity in earnings of subsidiaries before cumulative
  effect of accounting change...................................          230.8              169.9               164.6
Commissions, fees and other income..............................           17.1               18.6                18.6
Contribution from the Closed Block..............................          125.0              143.2               137.0
                                                                 -----------------   -----------------  -----------------
      Total revenues............................................        2,603.1            2,477.1             2,403.1
                                                                 -----------------   -----------------  -----------------
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.........................................          999.8              732.3               668.1
Interest credited to policyholders' account balances............          828.6              816.7               763.9
Other operating costs and expenses..............................          724.6              554.6               647.5
                                                                 -----------------   -----------------  -----------------
      Total benefits and other deductions.......................        2,553.0            2,103.6             2,079.5
                                                                 -----------------   -----------------  -----------------
Earnings from continuing operations before Federal income
  taxes and cumulative effect of accounting change..............           50.1              373.5               323.6
Federal income tax (benefit) expense............................          (67.1)              60.7                32.7
                                                                 -----------------   -----------------  -----------------
Earnings from continuing operations before Federal income
  taxes and cumulative effect of accounting change..............          117.2              312.8               290.9
Discontinued operations, net of Federal income taxes............          (83.8)               -                   -
Cumulative effect of accounting change, net of Federal
  income taxes..................................................          (23.1)               -                 (27.1)
                                                                 -----------------   -----------------  -----------------

Net Earnings....................................................  $        10.3      $       312.8       $       263.8
                                                                 =================   =================  =================

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                      1996                1995                1994
                                                                 -----------------   -----------------   ----------------
                                                                                     (In Millions)
Net earnings....................................................  $        10.3      $       312.8       $       263.8
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Investment losses (gains), net of dealer and trading gains....           22.1                1.9               (46.7)
  General Account policy charges................................         (227.3)            (195.7)             (142.9)
  Interest credited to policyholders' account balances..........          828.6              816.7               763.9
  Equity in net earnings of subsidiaries........................         (230.8)            (169.9)             (153.0)
  Dividends from subsidiaries...................................          104.8                -                  95.9
  Other, net....................................................          127.8              184.6               (22.5)
                                                                 -----------------   -----------------  -----------------
Net cash provided by operating activities.......................          635.5              950.4               758.5
                                                                 -----------------   -----------------  -----------------
Cash flows from investing activities:
  Maturities and repayments.....................................        1,546.8            1,197.8             1,779.8
  Sales.........................................................        6,260.5            6,026.4             3,634.6
  Return of capital from joint ventures and limited
    partnerships................................................           53.2               41.3                24.8
  Purchases.....................................................       (9,279.7)          (8,560.9)           (5,232.5)
  Decrease (increase) in loans to discontinued GIC Segment......        1,017.0            1,226.9               (40.0)
  Decrease (increase) in short-term investments.................          360.1              (75.3)             (125.6)
  Other, net....................................................          101.0             (231.0)             (121.4)
                                                                 -----------------   -----------------  -----------------

Net cash provided (used) by investing activities................           58.9             (374.8)              (80.3)
                                                                 -----------------   -----------------  -----------------
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits....................................................        1,335.0            1,992.5             1,494.6
    Withdrawals.................................................       (2,000.5)          (1,982.6)           (2,136.7)
  Net (decrease) increase in short-term financings..............            (.3)               3.6              (193.0)
  Additions to long-term debt...................................            -                599.7                 1.8
  Repayments of long-term debt..................................         (107.6)             (37.4)              (42.4)
  Payment of obligation to fund accumulated deficit of
    discontinued GIC Segment....................................            -             (1,215.4)                -
  Capital contributions from the Holding Company................            -                  -                 300.0
                                                                 -----------------   -----------------  -----------------
Net cash used by financing activities...........................         (773.4)            (639.6)             (575.7)
                                                                 -----------------   -----------------  -----------------
Change in cash and cash equivalents.............................          (79.0)             (64.0)              102.5

Cash and cash equivalents, beginning of year....................          250.9              314.9               212.4
                                                                 -----------------   -----------------  -----------------
Cash and Cash Equivalents, End of Year..........................  $       171.9      $       250.9       $       314.9
                                                                 =================   =================  =================
Supplemental cash flow information
  Interest Paid.................................................  $       108.8      $        87.8       $        27.6
                                                                 =================   =================  =================
  Income Taxes (Refunded) Paid..................................  $       (13.9)     $       (86.0)      $        49.2
                                                                 =================   =================  =================

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                                  Future Policy   Policy                               Amortization
                         Deferred                    Benefits     Charges     (1)      Policyholders'  of Deferred        (2)
                          Policy    Policyholders'   and Other      and        Net      Benefits and     Policy          Other
                       Acquisition    Account      Policyholders' Premium   Investment   Interest      Acquisition     Operating
         Segment          Costs       Balance          Funds      Revenue     Income     Credited         Cost          Expense
--------------------- ------------ -------------- -------------- --------  -----------  ------------- ------------- ------------
                                                               (In Millions)
Insurance
  Operations.......    $  3,104.9   $  21,865.6     $  4,416.6   $ 1,471.6  $ 2,078.0   $ 2,587.9     $   405.2      $   786.4
Investment
  Services.........           -             -              -           -         11.9         -             -            814.2
Corporate Interest
  Expense..........           -             -              -           -          -           -             -             66.9
Consolidation/
  Elimination......           -             -              -           -         86.0         -             -            (24.7)
                      ------------- -------------  ------------ ----------- ---------- ------------- -------------- -----------
Total..............    $  3,104.9   $  21,865.6     $  4,416.6   $ 1,471.6  $ 2,175.9   $ 2,587.9     $   405.2      $ 1,642.8
                      ============= =============  ============ =========== ========== ============= ============== ===========

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by the Company.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                                      Future Policy    Policy                               Amortization
                           Deferred                     Benefits      Charges       (1)     Policyholders'  of Deferred      (2)
                            Policy     Policyholders'  and Other        and         Net      Benefits and     Policy        Other
                         Acquisition      Account     Policyholders'  Premium    Investment    Interest     Acquisition   Operating
         Segment            Costs         Balance       Funds         Revenue      Income      Credited        Cost        Expense
---------------------- -------------- --------------- -------------   ---------- ----------- ------------- ------------- ----------
                                                                            (In Millions)
Insurance
  Operations........    $  3,075.8     $  21,911.2     $  4,007.3      $ 1,395.0 $  1,995.1   $ 2,256.9     $  317.8      $   736.8
Investment
  Services..........           -               -              -              -         16.1         -            -            725.1
Corporate Interest
  Expense...........           -               -              -              -          -           -            -             27.9
Consolidation/
  Elimination.......           -               -              -              -         77.0         -            -            (31.8)
                       -------------- --------------- --------------  ---------- ----------- ------------- ------------- -----------
Total...............    $  3,075.8     $  21,911.2     $  4,007.3      $ 1,395.0 $  2,088.2   $ 2,256.9     $  317.8      $ 1,458.0
                       ============== =============== ==============  ========== =========== ============= ============= ===========

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating expenses are incurred directly by a segment, or allocated based on usage rates maintained by the Company.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 1994

                               Policy                                          Amortization
                              Charges           (1)        Policyholders'      of Deferred          (2)
                                and             Net         Benefits and          Policy           Other
                              Premium        Investment       Interest         Acquisition       Operating
         Segment              Revenue          Income         Credited             Cost           Expense
-------------------------- --------------- -------------- ----------------- -----------------  ---------------
                                                             (In Millions)
Insurance
  Operations...........     $   1,340.6     $    1,909.4   $     2,116.2     $      313.4       $       750.3
Investment
  Services.............             -               11.5             -                -                 707.3
Corporate Interest
  Expense..............             -                -               -                -                 114.2
Consolidation/
  Elimination..........             -               77.7             -                -                 (27.5)
                           --------------- -------------- ----------------- ------------------  --------------
Total..................     $   1,340.6     $    1,998.6   $     2,116.2     $      313.4       $     1,544.3
                           =============== ============== ================= ==================  ==============

(1) Net investment  income is based upon specific  identification  of portfolios within segments.

(2) Operating  expenses are incurred directly by a segment,  or allocated based on usage rates maintained by the Company.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE VI
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         Assumed                              Percentage
                                                     Ceded to              from                               of Amount
                                   Gross               Other              Other               Net              Assumed
                                   Amount            Companies          Companies            Amount             to Net
                              -----------------   ----------------   -----------------  -----------------   ---------------
                                                                     (In Millions)
1996
Life insurance in force(B)...  $    232,704.6      $    13,696.9      $    42,046.5      $    261,054.2          16.10%
                              =================   ================   =================  =================
Premiums:
Life insurance and
  annuities..................  $        249.2      $        17.1      $       107.3      $        339.4          31.61%
Accident and health..........           214.6               26.6               70.2               258.2          27.19%
                              -----------------   ----------------   -----------------  -----------------
Total Premiums...............  $        463.8      $        43.7      $       177.5      $        597.6          29.70%
                              =================   ================   =================  =================
1995
Life insurance in force(B)...  $    226,530.6      $    12,348.2      $    38,382.2      $    252,564.6          15.20%
                              =================   ================   =================  =================
Premiums:
Life insurance and
  annuities..................  $        244.7      $        14.3      $        96.7      $        327.1          29.56%
Accident and health..........           490.1              285.0               74.6               279.7          26.67%
                              -----------------   ----------------   -----------------  -----------------
Total Premiums...............  $        734.8      $       299.3      $       171.3      $        606.8          28.23%
                              =================   ================   =================  =================
1994
Life insurance in force(B)...  $    220,780.2      $    13,937.5      $    43,200.1      $    250,042.8          17.27%
                              =================   ================   =================  =================
Premiums:
Life insurance and
  annuities..................  $        247.7      $        29.8      $       110.4      $        328.3          33.62%
Accident and health..........           470.0              242.8               70.1               297.3          23.58%
                              -----------------   ----------------   -----------------  -----------------
Total Premiums...............  $        717.7      $       272.6      $       180.5      $        625.6          28.85%
                              =================   ================   =================  =================

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

                                      None.


                                       9-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Omitted pursuant to General Instruction I to Form 10-K.



                                      10-1

Part III, Item 11.

                             EXECUTIVE COMPENSATION

             Omitted pursuant to General Instruction I to Form 10-K.


                                      11-1

Part III, Item 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Equitable Life's Common Stock as of March 10, 1997 all of which was owned by the Holding Company. The Holding Company has sole investment and voting power with respect to the shares beneficially held.

                                                        Amount and Nature
                         Name and Address                 of Beneficial    Percent
Title of Class         of Beneficial Owner                  Ownership      of Class
---------------   ------------------------------------ ------------------  ---------
 Common Stock     The Equitable Companies Incorporated      2,000,000        100%



                                      12-1

Part III, Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.


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


Date:    March 27, 1997              THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE
                                     UNITED STATES

                                     By:      /s/Joseph J. Melone
                                              ----------------------------------
                                     Name:    Joseph J. Melone
                                              Chairman of the Board and
                                              Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Joseph J. Melone                           Chairman of the Board and                       March 27, 1997
--------------------------------------------
Joseph J. Melone                              Chief Executive Officer, Director


/s/James M. Benson                            President, Director                             March 27, 1997
--------------------------------------------
James M. Benson


                     *                        Senior Executive Vice President and             March 27, 1997
--------------------------------------------
William T. McCaffrey                          Chief Operating Officer, Director


/s/Stanley B. Tulin                           Senior Executive Vice President and             March 27, 1997
--------------------------------------------
Stanley B. Tulin                              Chief Financial Officer


/s/Alvin H. Fenichel                          Senior Vice President and Controller            March 27, 1997
--------------------------------------------
Alvin H. Fenichel


                     *                        Director                                        March 27, 1997
--------------------------------------------
Claude Bebear

                     *                        Director                                        March 27, 1997

--------------------------------------------
Christopher J. Brocksom


                     *                        Director                                        March 27, 1997
--------------------------------------------
Francoise Colloc'h


                     *                        Director                                        March 27, 1997
--------------------------------------------
Henri de Castries


                     *                        Director                                        March 27, 1997
--------------------------------------------
Joseph L. Dionne


                     *                        Director                                        March 27, 1997
--------------------------------------------
William T. Esrey


                     *                        Director                                        March 27, 1997
--------------------------------------------
Jean-Rene Fourtou
                                       S-1




                     *                        Director                                        March 27, 1997
--------------------------------------------
Norman C. Francis


                     *                        Director                                        March 27, 1997
--------------------------------------------
Donald J. Greene


                     *                        Director                                        March 27, 1997
--------------------------------------------
John T. Hartley


                     *                        Director                                        March 27, 1997
--------------------------------------------
John H. F. Haskell, Jr.


                     *                        Director                                        March 27, 1997
--------------------------------------------
Mary R. (Nina) Henderson


                     *                        Director                                        March 27, 1997
--------------------------------------------
W. Edwin Jarmain


                     *                        Director                                        March 27, 1997
--------------------------------------------
G. Donald Johnston, Jr.


                     *                        Director                                        March 27, 1997
--------------------------------------------
Winthrop Knowlton


                     *                        Director                                        March 27, 1997
--------------------------------------------
Arthur L. Liman


                     *                        Director                                        March 27, 1997
--------------------------------------------
George T. Lowy


                     *                        Director                                        March 27, 1997
--------------------------------------------
Didier Pineau-Valencienne


                     *                        Director                                        March 27, 1997
--------------------------------------------
George J. Sella, Jr.


                     *                        Director                                        March 27, 1997
--------------------------------------------
Dave H. Williams


                                       * By:      /s/Adam R. Spilka
                                              ------------------------
                                                   Adam R. Spilka
                                                  Attorney-in-fact

                                INDEX TO EXHIBITS

                                                                                                          Page
 Number                    Description                                 Method of Filing                    No.
----------   -----------------------------------------   ---------------------------------------------  ----------
   3.1       Restated Charter of Equitable Life          Filed as Exhibit 3.1 to registrant's annual
                                                         report on Form 10-K for the year ended
                                                         December 31, 1994 and incorporated
                                                         herein by reference

 3.1(a)      Restated Charter of Equitable Life,         Filed herewith
             as amended January 1, 1997

   3.2       By-laws of Equitable Life                   Filed as Exhibit 3.2 to registrant's annual
                                                         report on Form 10-K for the year ended
                                                         December 31, 1994 and incorporated
                                                         herein by reference

 3.2(a)      Restated By-laws of Equitable Life,         Filed herewith
             as amended November 21, 1996

  10.1       Standstill and Registration                 Filed as Exhibit 10(c) to Amendment
             Rights Agreement, dated as of July          No. 1 to the Holding Company's
             18, 1991,as amended, between The            Form S-1 Registration Statement
             Equitable Companies Incorporated,           No.33-48115 dated May 26, 1992 and
             The Equitable Life Assurance                incorporated herein by reference
             Society of the United States
             and AXA

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

  10.5       Fiscal Agency Agreement between             Filed as Exhibit 10.5 to registrant's
             The Equitable Life Assurance Society        annual report on Form 10-K for the year
             of the United States and The Chase          ended December 31, 1995 and
             Manhattan Bank, N.A.                        incorporated herein by reference



                                                                                                          Page
 Number                    Description                                 Method of Filing                    No.
----------   -----------------------------------------   ---------------------------------------------  ----------

 10.6(a)     Lease, dated as of July 20, 1995,           Filed as Exhibit 10.26(a) to the Holding
             between 1290 Associates and                 Company's annual report on Form 10-K
             Equitable Life                              for the year ended December 31, 1996
                                                         and incorporated herein by reference

 10.6(b)     First Amendment of Lease Agree-             Filed as Exhibit 10.26(b) to the Holding
             ment, dated as of December 28,              Company's annual report on Form 10-K
             1995, between 1290 Associates,              for the year ended December 31, 1996
             L.L.C. and Equitable Life                   and incorporated herein by reference

 10.6(c)     Amended and Restated Company                Filed as Exhibit 10.26(c) to the Holding
             Lease Agreement (Facility Realty),          Company's annual report on Form 10-K
             made as of May 1, 1996, by and              for the year ended December 31, 1996
             between Equitable Life and the IDA          and incorporated herein by reference

 10.6(d)     Amended and Restated Lease Agree-           Filed as Exhibit 10.26(d) to the Holding
             ment (Project Property), made and           Company's annual report on Form 10-K
             entered into as of May 1, 1996, by          for the year ended December 31, 1996
             and between the IDA, Equitable              and incorporated herein by reference
             Life and EVLICO

   18        Letter re Change in Accounting              Filed herewith
             Principles

   24        Powers of Attorney                          Filed herewith

   27        Financial Data Schedule                     Filed herewith