Form 10-Q
period 1997-03-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1997-05-14
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997                 Commission File No. 0-25280
--------------------------------------------------------------------------------

               The Equitable Life Assurance Society of the United
                                     States
                    (Exact name of registrant as specified in
                                  its charter)


            New York                                           13-5570651
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 1290 Avenue of the Americas, New York, New York                10104
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


 Registrant's telephone number, including area code            (212) 554-1234
                                                       -------------------------

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

                                                        Shares Outstanding
                Class                                     at May 9, 1997
--------------------------------------------------------------------------------

    Common Stock, $1.25 par value                            2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                                                Page #
                                                                                                ------

PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                   Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.....      3
                   Consolidated Statements of Earnings for the Three Months Ended
                  March 31, 1997 and 1996.....................................................      4
                   Consolidated Statements of Shareholder's Equity for the Three Months
                  Ended March 31, 1997 and 1996...............................................      5
                   Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1997 and 1996.....................................................      6
                   Notes to Consolidated Financial Statements.................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................     15

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings.............................................................     31

Item 6:         Exhibits and Reports on Form 8-K..............................................     31

SIGNATURES....................................................................................     32

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 March 31,          December 31,
                                                                                   1997                 1996
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    17,762.9        $    18,077.0
  Mortgage loans on real estate.............................................        2,958.8              3,133.0
  Equity real estate........................................................        3,317.0              3,297.5
  Policy loans..............................................................        2,300.8              2,196.1
  Investment in and loans to affiliates.....................................          700.6                685.0
  Other equity investments..................................................          588.2                597.3
  Other invested assets.....................................................          315.9                288.7
                                                                              -----------------    -----------------
      Total investments.....................................................       27,944.2             28,274.6
Cash and cash equivalents...................................................          808.8                538.8
Deferred policy acquisition costs...........................................        3,226.5              3,104.9
Amounts due from discontinued GIC Segment...................................          967.7                996.2
Other assets................................................................        2,817.3              2,552.2
Closed Block assets.........................................................        8,502.2              8,495.0
Separate Accounts assets....................................................       29,478.9             29,646.1
                                                                              -----------------    -----------------

Total Assets................................................................  $    73,745.6        $    73,607.8
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    21,829.7        $    21,865.6
Future policy benefits and other policyholders liabilities..................        4,476.0              4,416.6
Short-term and long-term debt...............................................        2,034.5              1,766.9
Other liabilities...........................................................        2,895.8              2,785.1
Closed Block liabilities....................................................        9,134.2              9,091.3
Separate Accounts liabilities...............................................       29,413.8             29,598.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................       69,784.0             69,523.8
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        3,105.8              3,105.8
Retained earnings...........................................................          912.8                798.7
Net unrealized investment (losses) gains....................................          (46.6)               189.9
Minimum pension liability...................................................          (12.9)               (12.9)
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        3,961.6              4,084.0
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $    73,745.6        $    73,607.8
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
REVENUES
Universal life and investment-type product policy fee income................  $       230.5        $       212.9
Premiums....................................................................          151.8                141.0
Net investment income.......................................................          538.8                536.3
Investment gains, net.......................................................           19.9                  1.2
Commissions, fees and other income..........................................          295.3                246.2
Contribution from the Closed Block..........................................           35.8                 32.1
                                                                              -----------------    -----------------
      Total revenues........................................................        1,272.1              1,169.7
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances........................          312.7                320.4
Policyholders' benefits.....................................................          254.9                254.2
Other operating costs and expenses..........................................          516.0                445.3
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        1,083.6              1,019.9
                                                                              -----------------    -----------------

Earnings from continuing operations before Federal income taxes,
  minority interest and cumulative effect of accounting change..............          188.5                149.8
Federal income taxes........................................................           48.5                 36.1
Minority interest in net income of consolidated subsidiaries................           22.6                 18.9
                                                                              -----------------    -----------------
Earnings from continuing operations before cumulative effect of
  accounting change.........................................................          117.4                 94.8
Discontinued operations, net of Federal income taxes........................           (3.3)                 -
Cumulative effect of accounting change, net of Federal income taxes.........            -                  (23.1)
                                                                              -----------------    -----------------

Net Earnings................................................................  $       114.1        $        71.7
                                                                              =================    =================




                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)

Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year as previously reported....        3,105.8              2,913.6
Cumulative effect on prior years of retroactive restatement for
  accounting change.........................................................            -                  192.2
                                                                              -----------------    -----------------
Capital in excess of par value, beginning of year as restated and
  end of period.............................................................        3,105.8              3,105.8
                                                                              -----------------    -----------------

Retained earnings, beginning of year as previously reported.................          798.7                781.6
Cumulative effect on prior years of retroactive restatement for
  accounting change.........................................................            -                    6.8
                                                                              -----------------    -----------------
Retained earnings, beginning of year as restated............................          798.7                788.4
Net earnings................................................................          114.1                 71.7
                                                                              -----------------    -----------------
Retained earnings, end of period............................................          912.8                860.1
                                                                              -----------------    -----------------

Net unrealized investment gains, beginning of year as previously reported...          189.9                338.2
Cumulative effect on prior years of retroactive restatement for
  accounting change.........................................................            -                   58.3
                                                                              -----------------    -----------------
Net unrealized investment gains, beginning of year as restated..............          189.9                396.5
Change in unrealized investment gains (losses)..............................         (236.5)              (286.1)
                                                                              -----------------    -----------------
Net unrealized investment (losses) gains, end of period.....................          (46.6)               110.4
                                                                              -----------------    -----------------

Minimum pension liability, beginning of year and end of period..............          (12.9)               (35.1)
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     3,961.6        $     4,043.7
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       114.1        $        71.7
  Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
    Interest credited to policyholders' account balances....................          312.7                320.4
    Universal life and investment-type policy fee income....................         (230.5)              (212.9)
    Investment gains........................................................          (19.9)                (1.2)
    Change in Federal income tax payable....................................           54.9               (142.2)
    Other, net..............................................................           12.6               (146.2)
                                                                              -----------------    -----------------

Net cash provided (used) by operating activities............................          243.9               (110.4)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................          651.5                567.1
  Sales....................................................................         2,497.5              3,105.7
  Return of capital from joint ventures and limited partnerships............           19.2                 24.1
  Purchases.................................................................       (3,022.3)            (3,942.3)
  Decrease in loans to discontinued GIC Segment.............................           25.1                135.0
  Other, net................................................................         (283.6)               271.5
                                                                              -----------------    -----------------

Net cash (used) provided by investing activities............................         (112.6)               161.1
                                                                              -----------------    -----------------

Cash flows from financing activities: Policyholders' account balances:
    Deposits................................................................          435.9                474.1
    Withdrawals.............................................................         (549.9)              (641.7)
  Net increase in short-term financings.....................................          276.7                116.7
  Repayments of long-term debt..............................................           (5.5)                 (.3)
  Other, net................................................................          (18.5)               (15.0)
                                                                              -----------------    -----------------

Net cash provided (used) by financing activities............................          138.7                (66.2)
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          270.0                (15.5)
Cash and cash equivalents, beginning of year................................          538.8                774.7
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $       808.8        $       759.2
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        22.8        $        15.9
                                                                              =================    =================
  Income Taxes Refunded.....................................................  $         -          $         3.2
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The preparation of the accompanying consolidated financial statements in conformity with GAAP required management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 1997" and "first quarter 1996" refer to the three months ended March 31, 1997 and 1996, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   ACCOUNTING CHANGES

      In 1996, the Company changed its method of accounting for long-duration participating life insurance contracts, primarily within the Closed Block, in accordance with the provisions prescribed by SFAS No. 120. The effect of this change, including the impact on the Closed Block, was to increase previously reported first quarter 1996 earnings from continuing operations before cumulative effect of accounting change by $3.3 million, net of Federal income taxes of $1.8 million.

 3)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 4)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $      137.1        $     325.3
      SFAS No. 121 release......................................................          -               (152.4)
      Additions charged to income...............................................         23.7               38.5
      Deductions for writedowns and asset dispositions..........................        (31.2)             (82.0)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      129.6        $     129.4
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       42.7        $      85.3
        Equity real estate......................................................         86.9               44.1
                                                                                 ---------------     ---------------
      Total..................................................................... $      129.6        $     129.4
                                                                                 ===============     ===============

      For the first quarters of 1997 and 1996, investment income is shown net of investment expenses of $78.8 million and $94.2 million, respectively.

      As of March 31, 1997 and December 31, 1996, fixed maturities classified as available for sale had amortized costs of $17,795.6 million and $17,719.2 million, respectively. Other equity investments included equity securities with carrying values of $118.6 million and $130.3 million and costs of $97.5 million and $98.7 million as of March 31, 1997 and December 31, 1996, respectively.

      For the first quarters of 1997 and 1996, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,393.9 million and $3,051.9 million, respectively. Gross gains of $43.3 million and $43.1 million and gross losses of $42.5 million and $19.3 million were realized on these sales for the first quarters of 1997 and 1996, respectively. There was a decrease in unrealized investment gains (losses) related to fixed maturities classified as available for sale for first quarter 1997 of $390.5 million, resulting in a balance of $(32.7) million at March 31, 1997.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                  March 31,          December 31,
                                                                                     1997                1996
                                                                                ---------------    -----------------
                                                                                           (In Millions)

      Impaired mortgage loans with provision for losses.......................  $     225.9        $      340.0
      Impaired mortgage loans with no provision for losses....................        116.2               122.3
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................        342.1               462.3
      Provision for losses....................................................         36.4                46.4
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................  $     305.7        $      415.9
                                                                                ===============    =================

      During the first quarters of 1997 and 1996, respectively, the Company's average recorded investment in impaired mortgage loans was $402.2 million and $505.0 million. Interest income recognized on these impaired mortgage loans totaled $5.1 million and $9.5 million for the first quarters of 1997 and 1996, respectively, including $.6 million and $3.3 million recognized on a cash basis.

 5)   ALLIANCE - CURSITOR TRANSACTION

      On February 29, 1996, Alliance acquired the business of Cursitor for approximately $159.0 million. The purchase price consisted of 1.8 million Alliance Units, $94.3 million in cash, $21.5 million in notes payable ratably over four years and substantial additional consideration which will be determined at a later date. The Company recognized an investment gain of $20.6 million as a result of this transaction. In addition to its 1% general partnership interest in Alliance, at March 31, 1997, the Company owned approximately 57.2% of Alliance Units.

 6)   BUSINESS SEGMENT INFORMATION

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ----------------    ---------------
                                                                                           (In Millions)
      Revenues
      Insurance Operations...................................................... $      983.1        $      905.7
      Investment Services.......................................................        295.2               270.4
      Consolidation/elimination.................................................         (6.2)               (6.4)
                                                                                 ---------------     ---------------
      Total..................................................................... $    1,272.1        $    1,169.7
                                                                                 ===============     ===============

      Earnings from Continuing Operations Before Federal
        Income Taxes, Minority Interest and Cumulative Effect of
        Accounting Change
      Insurance Operations...................................................... $      126.8        $       84.6
      Investment Services.......................................................         78.4                81.6
                                                                                 ---------------     ---------------
        Subtotal................................................................        205.2               166.2
      Corporate interest expense................................................        (16.7)              (16.4)
                                                                                 ---------------     ---------------
      Total..................................................................... $      188.5        $      149.8
                                                                                 ===============     ===============

                                                                                 March 31,           December 31,
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Insurance Operations................................................... $    60,951.9        $    60,464.9
      Investment Services....................................................      13,179.8             13,542.5
      Consolidation/elimination..............................................        (386.1)              (399.6)
                                                                              -----------------    -----------------
      Total.................................................................. $    73,745.6        $    73,607.8
                                                                              =================    =================

 7)   CLOSED BLOCK

      Summarized financial information of the Closed Block is as follows:

                                                                                 March 31,           December 31,
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $3,935.0 and $3,820.7)............................................. $     3,900.9        $     3,889.5
      Mortgage loans on real estate..........................................       1,376.7              1,380.7
      Policy loans...........................................................       1,742.4              1,765.9
      Cash and other invested assets.........................................         367.0                336.1
      Deferred policy acquisition costs......................................         912.5                876.5
      Other assets...........................................................         202.7                246.3
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,502.2        $     8,495.0
                                                                              =================    =================

      Liabilities
      Future policy benefits and other policyholders' account balances....... $     8,969.5        $     8,999.7
      Other liabilities......................................................         164.7                 91.6
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,134.2        $     9,091.3
                                                                              =================    =================


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ----------------    ---------------
                                                                                           (In Millions)
      Revenues
      Premiums and other income................................................. $      174.8        $      184.9
      Investment income (net of investment expenses of $7.1 and $6.9)...........        138.8               136.8
      Investment gains (losses), net............................................          2.3                (4.2)
                                                                                 ---------------     ---------------
      Total revenues............................................................        315.9               317.5
                                                                                 ---------------     ---------------

      Benefits and Other Deductions
      Policyholders' benefits and dividends.....................................        271.0               278.0
      Other operating costs and expenses........................................          9.1                 7.4
                                                                                 ---------------     ---------------
      Total benefits and other deductions.......................................        280.1               285.4
                                                                                 ---------------     ---------------

      Contribution from the Closed Block........................................ $       35.8        $       32.1
                                                                                 ===============     ===============

      Investment valuation allowances amounted to $17.9 million and $13.8 million on mortgage loans and $2.8 million and $3.7 million on equity real estate at March 31, 1997 and December 31, 1996, respectively. The adoption of SFAS No. 121 at January 1, 1996 resulted in the recognition of impairment losses of $5.6 million on real estate held and used.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                 March 31,         December 31,
                                                                                    1997               1996
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $       115.3      $        128.1
      Impaired mortgage loans with no provision for losses...................             .6                  .6
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................          115.9               128.7
      Provision for losses...................................................           15.9                12.9
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $       100.0      $        115.8
                                                                              =================  =================

      During the first quarters of 1997 and 1996, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $122.4 million and $129.7 million. Interest income recognized on these impaired mortgage loans totaled $2.6 million for each of the first quarters of 1997 and 1996, including $1.2 million recognized on a cash basis.

 8)   DISCONTINUED OPERATIONS

      Summarized financial information for the GIC Segment is as follows:

                                                                                 March 31,           December 31,
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Mortgage loans on real estate.......................................... $     1,027.2        $     1,111.1
      Equity real estate.....................................................         908.4                925.6
      Other invested assets..................................................         519.4                474.0
      Other assets...........................................................         215.2                226.1
                                                                              -----------------    -----------------
      Total Assets........................................................... $     2,670.2        $     2,736.8
                                                                              =================    =================

      Liabilities
      Policyholders liabilities.............................................. $     1,318.2        $     1,335.9
      Allowance for future losses............................................         246.9                262.0
      Amounts due to continuing operations...................................         967.7                996.2
      Other liabilities......................................................         137.4                142.7
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     2,670.2        $     2,736.8
                                                                              =================    =================


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ----------------    ---------------
                                                                                           (In Millions)
      Revenues
      Investment income (net of investment expenses of $25.5
        and $31.3).............................................................. $       34.9        $       71.8
      Investment losses, net....................................................         (5.1)              (11.0)
      Policy fees, premiums and other income....................................           .1                  .1
                                                                                 ---------------     ---------------
      Total revenues............................................................         29.9                60.9

      Benefits and Other Deductions.............................................         47.2                71.3
      Losses charged to allowance for future losses.............................        (17.3)              (10.4)
                                                                                 ---------------     ---------------
      Pre-tax loss from operations..............................................          -                   -
      Pre-tax loss from strengthening of the allowance for future losses........         (5.1)                -
      Federal income tax benefit................................................          1.8                 -
                                                                                 ---------------     ---------------
      Loss from Discontinued Operations......................................... $       (3.3)       $        -
                                                                                 ===============     ===============

      The Company's quarterly process for evaluating the loss provisions applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the provisions, if appropriate. The evaluation performed in first quarter 1997 resulted in management's decision to strengthen the loss provisions by $5.1 million, resulting in a post-tax charge of $3.3 million to discontinued operations' results for first quarter 1997.

      Management believes the loss provisions for Wind-Up Annuities and GIC contracts at March 31, 1997 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates and assumptions underlying the loss provisions, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss provisions are likely to result.

      Investment valuation allowances amounted to $10.0 million and $9.0 million on mortgage loans and $14.7 million and $20.4 million on equity real estate at March 31, 1997 and December 31, 1996, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                 March 31,         December 31,
                                                                                    1997               1996
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        82.2      $         83.5
      Impaired mortgage loans with no provision for losses...................           15.6                15.0
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................           97.8                98.5
      Provision for losses...................................................            9.6                 8.8
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        88.2      $         89.7
                                                                              =================  =================

      During the first quarters of 1997 and 1996, the GIC Segment's average recorded investment in impaired mortgage loans was $98.2 million and $124.5 million, respectively. Interest income recognized on these impaired mortgage loans totaled $2.0 million and $2.7 million for the first quarters of 1997 and 1996, respectively, including $1.4 million and $1.6 million recognized on a cash basis.

      Benefits and other deductions included $14.8 million and $37.6 million of interest expense related to amounts borrowed from continuing operations for the first quarters of 1997 and 1996, respectively.

 9)   RESTRUCTURING COSTS

      During the first quarters of 1997 and 1996, the Company recorded pre-tax provisions of $5.2 million and $.7 million, respectively, for employee termination and exit costs. The amounts paid during first quarter 1997 totaled $8.5 million. At March 31, 1997, the liabilities included costs related to the consolidation of insurance operations' service centers, relocation expenses, the termination of operating leases and employee severance benefits and amounted to $41.2 million.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in matters which were previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1996, except as follows:

      In Bowler, Equitable Life has filed its reply brief, urging summary judgment on all claims but one. Issues of fact are raised by one plaintiff's claim (that he was misled by the representation concerning state approval), and accordingly this claim only could not be resolved on summary judgment. The summary judgment motion is now under judicial review.

      In Cole, on April 29, 1997, at a pre-trial conference, the Court ordered that all discovery be completed by October 8, 1997. The court further ordered that a Note of Issue (placing the case on the trial calendar) be filed on or before October 10, 1997, and that on October 14, 1997, the Court would hold a conference to schedule a trial date. The parties have agreed on a briefing schedule for plaintiffs' motion for class certification. A hearing on plaintiffs' motion for class certification will be scheduled, at the discretion of the court, on or after September 12, 1997.

      In Fletcher, on April 24, 1997, the magistrate granted plaintiffs' remand motion, and Equitable Life has filed an application to the judge for reconsideration. Equitable Life's time to answer the complaint has been extended until 30 days after the court's final resolution of plaintiffs' remand motion.

      In Duncan, plaintiff moved to have the action certified as a nationwide class action with two plaintiff subgroups: one comprising those alleging misrepresentations concerning the extent to which their policies were proper replacement policies, and the other comprising those alleging misrepresentations concerning the number of years that the annual premium would need to be paid. Equitable Life will oppose the motion.
      Discovery as to class certification has begun.

      In Bradley, on March 3, 1997, EVLICO served a notice of appeal of the court's order denying EVLICO's motion to remove the Bradley action to New York County and to consolidate or jointly try the Cole and Bradley actions. Discovery as to class certification has begun.

      In Dillon, on February 24, 1997, Equitable Life and EOC moved to dismiss the complaint on several grounds.

      In Chaviano, plaintiff filed an amended complaint on April 14, 1997.

      In connection with the previously reported actions relating to Harrah's Jazz Company and Harrah's Jazz Finance Corp., the parties to these actions have agreed to a settlement, subject to the approval of the U.S. District Court for the Eastern District of Louisiana.

      On May 2, 1997, DLJ was named as a defendant in the First Amended Derivative Complaint in James G. Caven v. Charles R. Miller, et al., an action in the United States District Court for the Southern District of Texas. The action is a derivative action allegedly brought on behalf of Paracelsus Healthcare Corporation ("Paracelsus"), and in turn on behalf of Champion Healthcare Corporation ("Champion"), in connection with Champion's merger with Paracelsus on or about August 16, 1996. Other defendants named in the amended complaint are certain officers and directors of Champion, Paracelsus, certain officers and directors of Paracelsus, and Paracelsus' outside auditors. With respect to DLJ, the amended complaint alleges that DLJ was engaged by Champion to act as its investment advisor in identifying suitable merger and acquisition prospects in the healthcare industry, and that DLJ was negligent in recommending Paracelsus to Champion as a suitable merger partner and in rendering an opinion to Champion's board of directors that the exchange ratio of Paracelsus common stock for Champion common stock in the merger was fair from a financial point of view to holders of Champion common stock. The amended complaint seeks damages in an unspecified amount, rescission of the merger, interest, attorney's fees and costs, and other relief. Due to the early stage of such litigation, based on the information currently available to it, DLJ's management cannot make an estimate of loss, if any, or predict whether or not such litigation will have a material adverse effect on DLJ's results of operations in any particular period.

      In addition to the matters previously reported and the matters described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

11)   SUBSEQUENT EVENT

      On April 10, 1997, Equitable Life entered into a definitive agreement to sell Equitable Real Estate (other than EQ Services, Inc. and its interest in Column Financial, Inc.) to Lend Lease Corporation Limited ("Lend Lease"), a publicly traded, international property and financial services company based in Sydney, Australia. The total purchase price is $400.0 million and consists of $300.0 million in cash and a $100.0 million note maturing in eight years and bearing interest at the rate of 7.4%, subject to certain adjustments. The transaction is expected to be completed during the second quarter of 1997, subject to regulatory approvals and certain other conditions. Equitable Life will enter into long-term advisory agreements pursuant to which the businesses to be sold will continue to provide to Equitable Life's General Account and Separate Accounts
      substantially the same services, for substantially the same fees, as currently provided.

      For first quarter 1997 and the year ended December 31, 1996, respectively, the businesses to be sold reported combined revenues of $48.6 million and $226.1 million and combined net earnings of $4.1 million and $30.7 million. Total combined assets and liabilities as reported at March 31, 1997 were $163.2 million and $117.5 million, respectively.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis section included in Equitable Life's 1996 Report on Form 10-K. The terms "first quarter 1997" and "first quarter 1996" refer to the three months ended March 31, 1997 and 1996, respectively.


COMBINED RESULTS OF OPERATIONS

The contribution from the Closed Block is reported on one line in the consolidated statements of earnings. The following table presents the results of operations of the Closed Block for the first quarters of 1997 and 1996 combined with the results of operations outside of the Closed Block. See Closed Block results as combined herein on page 17. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
Combined Results of Operations

Policy fee income and premiums.................................................. $      557.4        $     538.6
Net investment income...........................................................        677.6              673.1
Investment gains (losses), net..................................................         22.2               (3.0)
Commissions, fees and other income..............................................        295.0              246.4
                                                                                 ---------------     ---------------
  Total revenues................................................................      1,552.2            1,455.1

Total benefits and other deductions.............................................      1,363.7            1,305.3
                                                                                 ---------------     ---------------
Earnings from continuing operations before Federal income taxes,
  minority interest and cumulative effect of accounting change..................        188.5              149.8
Federal income taxes............................................................         48.5               36.1
Minority interest in net income of consolidated subsidiaries....................         22.6               18.9
                                                                                 ---------------     ---------------

Earnings from Continuing Operations before Cumulative Effect of
  Accounting Change............................................................. $      117.4        $      94.8
                                                                                 ===============     ===============

Continuing Operations

Compared to the comparable prior year period, the higher pre-tax results of operations for first quarter 1997 reflected increased earnings in the Insurance Operations segment partially offset by a decline in earnings in the Investment Services segment and higher Corporate interest expense. Federal income taxes increased due to higher pre-tax results of operations. Minority interest in net income of consolidated subsidiaries was higher principally due to increased earnings at Alliance.

The $97.1 million increase in revenues for first quarter 1997 compared to the corresponding period in 1996 was attributed primarily to a $48.6 million increase in commissions, fees and other income principally due to increased business activity within Investment Services and a $29.7 million increase in investment results.

Net investment income increased $4.5 million for first quarter 1997 due to Insurance Operations.

Investment gains increased by $25.2 million for first quarter 1997 from a $3.0 million loss for the same period in 1996. There were investment gains of $22.2 million on General Account Investment Assets as compared to losses of $23.9 million in the first quarter 1996. In first quarter 1996, a gain of $20.6 million was recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition.

For first quarter 1997, total benefits and other deductions increased by $58.4 million from the comparable period in 1996, reflecting increases in other operating costs and expenses of $72.1 million, partially offset by a $6.7 million decrease in policyholders' benefits and a $7.3 million decrease in interest credited to policyholders. The increase in other operating costs and expenses was attributable to increased operating costs of $43.9 million in the Insurance Operations segment and $28.0 million in Investment Services associated with increased segment revenues.

Discontinued Operations

The Company's quarterly evaluation of the GIC Segment's loss provisions applies the current period's results of discontinued operations against the allowance, re-estimates future losses and adjusts the provisions, if appropriate. The evaluation performed in first quarter 1997 resulted in management's decision to strengthen the loss provisions by $5.1 million. The factor contributing to this strengthening was higher than anticipated investment losses principally on other equity investments.

Excluding the effect of the aforementioned reserve strengthening, in first quarter 1997, $17.3 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses as compared to $10.4 million in first quarter 1996. Investment results declined by $31.0 million in the first three months of 1997 as compared to the year earlier period. Net investment income declined by $36.9 million, principally due to lower yields on a significantly reduced GIC Segment Investment Asset base. The reduction in GIC Segment investments was principally due to the repayments of approximately $1.02 billion of loans from continuing operations during 1996. Investment losses were $5.1 million in the first three months of 1997 compared to $11.0 million in the comparable period in 1996. There were $6.2 million lower losses on other equity investments than during the year earlier period principally offset by $1.1 million of losses on equity real estate as compared to $1.0 million in gains in first quarter 1996. Benefits and other deductions declined by $24.1 million principally due to the aforementioned repayments in 1996 resulting in the decrease in interest expense on lower borrowings from continuing operations.

COMBINED RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance Operations

The Closed Block is part of Insurance Operations. The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                              Insurance Operations
                                  (In Millions)

                                                                    Three Months Ended March 31,
                                                  ------------------------------------------------------------------
                                                                       1997
                                                  ------------------------------------------------
                                                       As             Closed                              1996
                                                    Reported           Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Policy fees, premiums and other income..........  $    410.3       $    174.8        $      585.1     $     563.3
Net investment income...........................       517.1            138.8               655.9           651.4
Investment gains (losses), net..................        19.9              2.3                22.2           (23.6)
Contribution from the Closed Block..............        35.8            (35.8)                -               -
                                                  -------------    --------------    -------------    --------------
  Total revenues................................       983.1            280.1             1,263.2         1,191.1
Total benefits and other deductions.............       856.3            280.1             1,136.4         1,106.5
                                                  -------------    --------------    -------------    --------------
Earnings from Continuing Operations
  before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change...................  $    126.8       $      -          $      126.8     $      84.6
                                                  =============    ==============    =============    ==============

For first quarter of 1997, earnings from continuing operations for Insurance Operations reflected an increase of $42.2 million from the year earlier period. Investment gains in 1997 versus losses in 1996, higher policy fees on variable and interest-sensitive life and individual annuities contracts and improved DI and group pension results were offset by higher employee benefit costs. The improved DI and group pension results reflect the establishment of premium deficiency reserves in fourth quarter 1996. To the extent periodic results from these businesses differ from the assumptions used in establishing those reserves, the resulting earnings (loss) will impact Insurance Operations' results.

Total revenues increased by $72.1 million primarily due to a $50.3 million increase in investment results and a $17.6 million increase in policy fees. The increase in Insurance Operations' investment results principally was due to investment gains (losses). Gains on fixed maturities were $5.8 million higher in first quarter 1997, up from $25.5 million in first quarter 1996. Mortgage loans produced a $1.6 million gain as compared with a $26.7 million loss in first quarter 1996. Losses on equity real estate and other equity investments were lower by $8.2 million and $3.8 million, respectively. Insurance Operations' $27.3 million increase in gross investment income principally was due to higher overall yields on a $1.37 billion larger General Account Investment Asset base offset by $22.8 million lower interest on lower amounts due from discontinued operations. Policy fee income rose to $230.5 million due to higher insurance and annuity account balances.

Total benefits and other deductions for first quarter 1997 rose $29.9 million from the comparable 1996 period as increases of $56.8 million in other operating expenses and $15.0 million higher DAC amortization were offset by $27.9 million higher DAC capitalization, the effects of the favorable mortality experience on variable and interest-sensitive policies and a decrease in future policy benefits. The increase in operating costs resulted from higher variable expenses related to increased sales, higher employee benefit costs and higher costs related to the annuity wholesaler distribution system implemented in the latter part of 1996. The decrease in policyholders' benefits primarily resulted from a lower increase in reserves on DI business and improved mortality experience on the larger in force book of business for variable and interest-sensitive life policies. This lower mortality experience resulted in an increase in the amortization of DAC on variable and interest-sensitive life policies. Interest credited on policyholders' account balances in Insurance Operations decreased by $7.3 million reflecting moderately lower crediting rates applied to a larger in force book of business.

Premiums and Deposits - The following table lists premiums and deposits, including universal life and investment-type contract deposits, for Insurance Operations' major product lines.

                              Premiums and Deposits
                                  (In Millions)
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
Individual annuities
  First year.................................................................... $      647.3        $     509.7
  Renewal.......................................................................        340.3              330.1
                                                                                 ---------------     ---------------
                                                                                        987.6              839.8
Variable and interest-sensitive life
  First year recurring..........................................................         52.6               44.9
  First year optional...........................................................         59.8               40.2
  Renewal.......................................................................        341.3              338.1
                                                                                 ---------------     ---------------
                                                                                        453.7              423.2
Traditional life
  First year recurring..........................................................          4.0                4.9
  First year optional...........................................................          1.1                1.3
  Renewal.......................................................................        205.4              212.8
                                                                                 ---------------     ---------------
                                                                                        210.5              219.0
Other(1)
  First year....................................................................          4.0                7.1
  Renewal.......................................................................         90.4               89.6
                                                                                 ---------------     ---------------
                                                                                         94.4               96.7

Total first year................................................................        768.8              608.1
Total renewal...................................................................        977.4              970.6
                                                                                 ---------------     ---------------
Total individual insurance and annuity products.................................      1,746.2            1,578.7

Participating group annuities...................................................         47.3               60.9
Conversion annuities............................................................          2.1                -
Association plans...............................................................         31.4               23.2
                                                                                 ---------------     ---------------
Total group pension products....................................................         80.8               84.1

Total Premiums and Deposits..................................................... $    1,827.0        $   1,662.8
                                                                                 ===============     ===============

(1)  Includes health insurance and reinsurance assumed.

First year premiums and deposits for individual insurance and annuity products for first quarter 1997 increased from prior year levels by $160.7 million primarily due to higher sales of individual annuities and variable and interest-sensitive life contracts. Renewal premiums and deposits increased by $6.8 million during first quarter 1997 over the prior year period as increases in the larger block of individual annuities and variable and interest-sensitive life policies were partially offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for first quarter 1997 decreased from the prior year's comparable period by $8.5 million due to the marketing focus on variable and interest-sensitive products and the decline in the traditional life book of business. The 27.0% increase in first year individual annuities premiums and deposits in first quarter 1997 over the prior year period included a $138.4 million increase in sales of a new line of retirement annuity products sold through both the career agency force and complementary distribution channels. First year variable and interest-sensitive life policies included $17.2 million of premiums from the sale of one large COLI policy. Management believes the strategic positioning of the Company's insurance operations has begun to positively affect premium growth. Particular emphasis will continue to be devoted to the support of the new needs based selling approach and the establishment of consultative financial services as the cornerstone of the sales process. Changes in agent recruitment and training practices have resulted in retention and productivity improvements which, management believes, are contributing to premium results.

Surrenders and Withdrawals - The following table summarizes surrenders and withdrawals, including universal life and investment-type contract withdrawals, for Insurance Operations' major individual insurance and annuities' product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
Individual Insurance and Annuities' Product Lines:
Individual annuities............................................................ $      594.4        $     610.5
Variable and interest-sensitive life............................................        123.2              112.3
Traditional life................................................................        105.6               93.6
                                                                                 ---------------     ---------------
Total........................................................................... $      823.2        $     816.4
                                                                                 ===============     ===============

Policy and contract surrenders and withdrawals increased $6.8 million during first quarter 1997 compared to the same period in 1996 due to the $22.9 million higher surrenders and withdrawals in variable and interest-sensitive and traditional life products, partially offset by a decrease in individual annuities surrenders and withdrawals. Surrenders and withdrawals in first quarter 1996 included $88.0 million paid in January 1996 for two small pension annuity clients who terminated their contracts.

Investment Services

The  following  table  summarizes  the  results  of  operations  for  Investment
Services.

                               Investment Services
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
Third party commissions and fees................................................ $      235.4        $     195.8
Affiliate fees..................................................................         30.7               30.1
Other income(1).................................................................         29.1               44.5
                                                                                 ---------------     ---------------
Total revenues..................................................................        295.2              270.4
Total costs and expenses........................................................        216.8              188.8
                                                                                 ---------------     ---------------
Earnings from Continuing Operations before Federal Income Taxes,
  Minority Interest and Cumulative Effect of Accounting Change.................. $       78.4        $      81.6
                                                                                 ===============     ===============

(1)  Includes investment results and other items.

For first quarter 1997, pre-tax earnings for Investment Services decreased by $3.2 million from the year-earlier period primarily due to lower other income offset by higher earnings for Alliance and DLJ. Other income for first quarter 1996 included a gross gain of $20.6 million recognized by the Company as a result of the issuance of Alliance Units in the Cursitor acquisition. Alliance's earnings increased primarily due to higher investment advisory fees and higher distribution plan fees as a result of higher assets under management. DLJ's earnings were higher in 1997 largely due to strong merger and acquisition activity, increased levels of underwriting, higher dealer and trading gains and the growth in trading volume on most major exchanges. Total segment revenues were up $24.8 million principally due to higher revenues at DLJ.

Total costs and expenses increased by $28.0 million for first quarter 1997 as compared to that same period in 1996 primarily due to a $29.7 million increase at Alliance reflecting increases in compensation and other promotional expenses due to increased activity.

The following table summarizes results of operations by business unit.

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
Earnings from  continuing  operations  before  Federal  income  taxes, minority interest and cumulative effect of accounting change:
  DLJ(1)........................................................................ $      131.0        $      98.8
  Alliance......................................................................         54.1               46.1
  Equitable Real Estate.........................................................          6.5                7.5
  Consolidation/elimination(2)(3)(4)............................................       (113.2)             (70.8)
                                                                                 ---------------     ---------------
Earnings from Continuing Operations before Federal Income Taxes,
  Minority Interest and Cumulative Effect of Accounting Change.................. $       78.4        $      81.6
                                                                                 ===============     ===============

(1) Excludes amortization expense of $1.0 million and $0.9 million for the first quarters of 1997 and 1996, respectively, on goodwill and intangible assets related to Equitable Life's acquisition of DLJ in 1985, which are included in consolidation/elimination.

(2) Includes interest expense of $3.0 million and $3.2 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the first quarters of 1997 and 1996, respectively.

(3) Includes the Holding Company and third party interests in DLJ's net earnings, as well as taxes on the Company's equity interest in DLJ's pre-tax earnings of $99.8 million and $79.4 million for the first quarters of 1997 and 1996, respectively.

(4) Includes a gain of $16.9 million (net of $3.7 million related state income tax) for first quarter 1996 on issuance of Alliance Units to third parties upon the completion of the Cursitor transaction.

DLJ - DLJ's earnings from continuing operations for first quarter 1997 were $131.0 million, up $32.2 million from the comparable prior year period. Revenues increased $205.4 million to $980.9 million primarily due to higher net investment income of $90.1 million, increased fees of $62.9 million, underwriting revenues of $38.5 million and higher commissions of $21.8 million offset by lower gains on the corporate development portfolio of $24.7 million. DLJ's expenses were $849.9 million for first quarter 1997, up $173.2 million from the comparable prior year period primarily due to a $79.1 million increase in compensation and commissions, higher interest expense of $43.2 million and $13.8 million higher brokerage and exchange fees.

DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving futures, forwards and options. DLJ's derivative activities are not as extensive as many of its competitors. Instead, DLJ has focused its derivative activities on writing OTC options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and in futures contracts on equity based indices, interest rate instruments and currencies, and issuing structured notes. DLJ's involvement in swap contracts is not significant. As a result, DLJ's involvement in derivatives products is related primarily to revenue generation through the provision of products to its clients as opposed to hedges against DLJ's own positions.

Options contracts are typically written for a duration of less than thirteen months. Revenues from these activities (net of related interest expense) were approximately $9.6 million and $8.8 million for the first quarters of 1997 and 1996, respectively. Option writing revenues are primarily from the amortization of option premiums.

The notional value of written options contracts outstanding was approximately $9.3 billion and $4.9 billion at March 31, 1997 and 1996, respectively. The increase in the notional value of options was primarily due to increases in customer activity related to U.S. government obligations and foreign debt securities. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

As part of DLJ's trading activities, including trading activities in the related cash market instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements as well as options on futures contracts. Such forward and futures contracts are entered into as part of DLJ's covering transactions and are generally not used for speculative purposes.

Net trading gains (losses) on forward contracts were $29.3 million and $(23.9) million and net trading gains (losses) on futures contracts were $5.7 million and $8.7 million for the first quarters of 1997 and 1996, respectively.

The notional contract and market values of the forward and futures contracts at March 31, 1997 and 1996 were as follows:

                                                    March 31, 1997                         March 31, 1996
                                           ----------------------------------    -----------------------------------
                                             Purchases            Sales            Purchases             Sales
                                           ---------------    ---------------    ---------------     ---------------
                                                                        (In Millions)
Forward Contracts
  (Notional Contract Value)..............  $  17,222.2        $   26,188.6       $   17,945.2        $  17,297.3
                                           ===============    ===============    ===============     ===============

Futures Contracts and Options on
  Futures Contracts (Market Value).......  $   2,193.1        $    6,843.6       $    1,672.6        $   1,001.7
                                           ===============    ===============    ===============     ===============

Structured notes are customized financing instruments in which the amount of interest or principal paid on a debt obligation is linked to the return on specific cash market financial instruments. At March 31, 1997 and December 31, 1996, DLJ had issued long-term structured notes totaling $211.4 million and $216.2 million, respectively. DLJ expects the volume of this activity to increase in the future. DLJ covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

In March 1997, DLJ acquired the London based Phoenix Group Limited, a financial advisory and investment management business with offices in London and Hong Kong. It has two principal operations, a corporate finance and advisory business and a private equity fund management business investing in unquoted securities. It also makes investments as principal.

Alliance - Alliance's earnings from continuing operations for first quarter 1997 were $54.1 million, an increase of $8.0 million from the prior year's comparable period. Revenues totaled $219.3 million for first quarter 1997, an increase of $37.7 million from the comparable period in 1996, due to increased investment advisory and service fees. Alliance's costs and expenses increased $29.7 million for first quarter 1997 primarily due to increases in employee compensation and benefits and other promotional expenditures.

On February 29, 1996, Alliance acquired substantially all of the assets and liabilities of Cursitor for aproximately $159.0 million. The acquisition was accounted for under the purchase method with the results of Cursitor from the date of acquisition included in Alliance's consolidated financial statements. Cursitor specializes in providing global asset allocation services to U.S. and non-U.S. institutional investors. Cursitor's investment results were poor in 1995 and 1996. Despite a modest improvement in investment results during the three months ended March 31, 1997, Cursitor continued to experience significant client account terminations and asset outflows. Cursitor's assets under management at March 31, 1997 and April 30, 1997 were approximately $6.0 billion and $5.4 billion, respectively.

Alliance  evaluates  the  potential  impairment  of  its  intangible  assets  by comparing the undiscounted cash flows expected to be realized from those intangible assets to their recorded values pursuant to SFAS No. 121. Management of Alliance currently estimates that despite a significant decline in the profitability of Cursitor, the undiscounted cash flows from Cursitor will be sufficient for Alliance to recover its investment. However, should the profitability of Cursitor continue to decline, management's estimate may change and Alliance's investment in Cursitor might be considered impaired. In such event, Alliance would be required to reduce the recorded value of Cursitor goodwill and contracts acquired to fair market value, which is significantly below their recorded value.

Equitable Real Estate - Equitable Real Estate's earnings from operations were $6.5 million for first quarter 1997, down $1.0 million from the comparable period in 1996. The decrease primarily was due to lower General Account fees.

On April 10, 1997, Equitable Life and Lend Lease signed a definitive agreement for Lend Lease to purchase Equitable Real Estate's investment management business for $300.0 million in cash and a $100.0 million eight year note subject to certain adjustments. The sale is expected to be completed during second quarter 1997, subject to regulatory approvals and certain other conditions. Equitable Life will enter into long-term advisory agreements pursuant to which the businesses to be sold will continue to provide services to Equitable Life's General Account and Separate Accounts. See Note 11 to Consolidated Financial Statements for further information.

Fees From Assets Under Management - As the following table illustrates, third party clients continued to represent an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                                           At or For the
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
Fees:
  Third Party................................................................... $      204.7        $     166.5
  Equitable Life and the Holding Company........................................         27.7               27.2
                                                                                 ---------------     ---------------
Total........................................................................... $      232.4        $     193.7
                                                                                 ===============     ===============

Assets Under Management:
  Third Party................................................................... $   184,137         $  161,231
  Equitable Life and the Holding Company........................................      56,684             50,819
                                                                                 ---------------     ---------------
Total........................................................................... $   240,821         $  212,050
                                                                                 ===============     ===============

Fees from assets under management increased for first quarter 1997 from the comparable 1996 period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $17.3 billion primarily due to market appreciation and mutual fund sales.

At March 31, 1997, third party assets under management by Equitable Real Estate, including Separate Accounts, were $14.7 billion. For first quarter 1997 and full year 1996, fees received for assets under management by the businesses to be sold totaled $48.5 million and $229.9 million, respectively, of which $31.4 million and $139.6 million, respectively, were received from third parties.

General Account Investment Portfolio

The following table reconciles the consolidated balance sheet asset amounts to the amounts of General Account Investment Assets.

                General Account Investment Assets Carrying Values
                                 March 31, 1997
                                  (In Millions)

                                                                                                         General
                                                                                                         Account
                                                      Balance           Closed                         Investment
Balance Sheet Captions:                                Sheet            Block           Other(1)         Assets
-------------------------------------------------- ---------------   -------------   ---------------  -------------
Fixed maturities:
  Available for sale.............................. $    17,762.9       $  3,900.9      $    (151.0)     $   21,814.8
Mortgage loans on real estate.....................       2,958.8          1,376.7              -             4,335.5
Equity real estate................................       3,317.0            200.8            (18.7)          3,536.5
Policy loans......................................       2,300.8          1,742.4              -             4,043.2
Other equity investments..........................         588.2            100.3              9.9             678.6
Other invested assets.............................       1,016.5             87.8          1,093.1              11.2
                                                   -----------------   -------------   ---------------  -------------
  Total investments...............................      27,944.2          7,408.9            933.3          34,419.8
Cash and cash equivalents.........................         808.8            (21.9)           124.6             662.3
                                                   -----------------   -------------   ---------------  -------------

Total............................................. $    28,753.0       $  7,387.0      $   1,057.9      $   35,082.1
                                                   =================   =============   ===============  =============

(1) Assets listed in the "Other" category principally consist of assets held in portfolios other than the General Account, certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at the General Account Investment Assets.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

Writedowns on fixed maturities were $4.6 million and $19.8 million for the first quarters of 1997 and 1996, respectively; writedowns on equity real estate in first quarter 1997 were $0.1 million. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first quarters of 1997 and 1996.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------
March 31, 1997
Assets Outside of the Closed Block:
Beginning balances............................................  $     50.4         $      86.7        $     137.1
Additions.....................................................         9.5                14.2               23.7
Deductions(2).................................................       (17.2)              (14.0)             (31.2)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     42.7         $      86.9        $     129.6
                                                                ===============    ===============    ==============

Closed Block:
Beginning balances............................................  $     13.8         $       3.7        $      17.5
Additions.....................................................         5.3                 0.5                5.8
Deductions(2).................................................        (1.2)               (1.4)              (2.6)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     17.9         $       2.8        $      20.7
                                                                ===============    ===============    ==============

Total:
Beginning balances............................................  $     64.2         $      90.4        $     154.6
Additions.....................................................        14.8                14.7               29.5
Deductions(2).................................................       (18.4)              (15.4)             (33.8)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     60.6         $      89.7        $     150.3
                                                                ===============    ===============    ==============

March 31, 1996
Total:
Beginning balances............................................  $     83.9         $     264.1        $     348.0
SFAS No. 121 release(1).......................................         -                (152.4)            (152.4)
Additions.....................................................        26.5                19.2               45.7
Deductions(2).................................................        (0.5)              (81.9)             (82.4)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $    109.9         $      49.0        $     158.9
                                                                ===============    ===============    ==============

(1) As a result of the adoption of SFAS No. 121 at January 1, 1996, $152.4 million of allowances on assets held for investment were released and impairment losses of $149.6 million were recognized on real estate held and used.

(2) Primarily reflected releases of allowances due to asset dispositions and writedowns.

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and net amortized cost of the major categories of General Account Investment Assets at March 31, 1997 and net amortized cost at December 31, 1996.

                        General Account Investment Assets
                              (Dollars In Millions)

                                                    March 31, 1997                               December 31, 1996
                              -----------------------------------------------------------   -----------------------------
                                                                                % of                            % of
                                                                  Net        Total Net          Net          Total Net
                                Amortized      Valuation       Amortized     Amortized       Amortized       Amortized
                                   Cost        Allowances         Cost          Cost            Cost            Cost
                              --------------- -------------   ------------- -------------   -------------   -------------
Fixed maturities(1).......... $   21,892.8    $      -        $  21,892.8        62.3%      $  21,711.6          62.6%
Mortgages....................      4,396.1          60.6          4,335.5        12.3           4,513.7          13.0
Equity real estate...........      3,626.2          89.7          3,536.5        10.1           3,518.6          10.1
Other equity investments.....        678.6           -              678.6         1.9             692.4           2.0
Policy loans.................      4,043.2           -            4,043.2        11.5           3,962.0          11.4
Cash and short-term
  investments(2).............        673.5           -              673.5         1.9             277.7           0.9
                              --------------- -------------   ------------- -------------   -------------   -------------
Total........................ $   35,310.4    $    150.3      $  35,160.1       100.0%      $  34,676.0         100.0%
                              =============== =============   ============= =============   =============   =============

(1) Excludes unrealized (losses) gains of $(78.0) million and $432.9 million in fixed maturities classified as available for sale at March 31, 1997 and December 31, 1996, respectively.

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

Investment Results of General Account Investment Assets

                      Investment Results by Asset Category
                              (Dollars In Millions)

                                                                            Three Months Ended March 31,
                                                              ---------------------------------------------------------
                                                                         1997                          1996
                                                              ---------------------------   ---------------------------
                                                                 (1)                           (1)
                                                                Yield          Amount         Yield          Amount
                                                              -----------   -------------   -----------   -------------
Fixed Maturities:
  Income....................................................     8.00%      $     435.9        7.92%      $     383.4
  Investment Gains/(Losses).................................     0.57%             31.3        0.53%             25.5
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     8.57%      $     467.2        8.45%      $     408.9
  Ending Assets.............................................                $  21,892.8                   $  19,570.8
Mortgages:
  Income....................................................     9.47%      $     104.7        8.74%      $     108.6
  Investment Gains/(Losses).................................     0.14%              1.6       (2.15)%           (26.7)
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     9.61%      $     106.3        6.59%      $      81.9
  Ending Assets.............................................                $   4,335.5                   $   4,934.3
Equity Real Estate(2):
  Income....................................................     2.09%      $      14.2        3.28%      $      25.9
  Investment Gains/(Losses).................................    (1.54%)           (10.5)      (2.37)%           (18.7)
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     0.55%      $       3.7        0.91%      $       7.2
  Ending Assets.............................................                $   2,705.5                   $   3,105.7
Other Equity Investments:
  Income....................................................    12.90%      $      22.1       11.55%      $      21.0
  Investment Gains/(Losses).................................    (0.12%)            (0.2)      (2.20)%            (4.0)
                                                              -----------   -------------   -----------   -------------
  Total.....................................................    12.78%      $      21.9        9.35%      $      17.0
  Ending Assets.............................................                $     678.6                   $     689.9
Policy Loans:
  Income....................................................     6.90%      $      69.0        6.83%      $      65.1
  Ending Assets.............................................                $   4,043.2                   $   3,855.1
Cash and Short-term Investments:
  Income....................................................    10.60%      $      12.6       10.32%      $      22.6
  Ending Assets.............................................                $     673.5                   $     799.6
Total:
  Income....................................................     7.72%      $     658.5        7.62%      $     626.6
  Investment Gains/(Losses).................................     0.26%             22.2       (0.29)%           (23.9)
                                                              -----------   -------------   -----------   -------------
  Total(3)..................................................     7.98%      $     680.7        7.33%      $     602.7
  Ending Assets.............................................                $  34,329.1                   $  32,955.4

(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.

(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $831.0 million and $917.2 million as of March 31, 1997 and 1996, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $13.3 million and $14.3 million for the first quarters of 1997 and 1996, respectively.

(3) Total yields are shown before deducting investment fees paid to the Investment Subsidiaries (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.71% and 7.04% for the first quarters of 1997 and 1996, respectively.

For first quarter 1997, General Account investment results were up $78.0 million or 12.9% from the year earlier period reflecting higher income on a higher asset base and gains on fixed maturities. On an annualized basis, total investment yield increased to 7.98% from 7.33%. Investment income increased by $31.9 million or 5.1%, resulting in an increase in the annualized income yield to 7.72% from 7.62%. Excluding SFAS No. 121 related permanent impairment writedowns of $149.6 million and releases of valuation allowances totaling $152.4 million relating to equity real estate in 1996, additions to asset valuation allowances and writedowns of fixed maturities and equity real estate were $34.3 million in first quarter 1997 compared to $65.5 million in first quarter 1996.

Total investment results for fixed maturities increased $58.3 million or 14.3% for first quarter 1997 compared to the year earlier period. Investment income increased by $52.5 million reflecting a higher asset base as nearly all available funds were reinvested in fixed maturities. Investment gains were $31.3 million for first quarter 1997 compared to $25.5 million in first quarter 1996. Writedowns on fixed maturities were $4.6 million in the first three months of 1997 as compared to $19.8 million in the comparable period of 1996. Total investment results on mortgages improved $24.4 million or 29.8% in first quarter 1997 compared to the same period a year ago largely due to investment gains of $1.6 million as compared to losses of $26.7 million in first quarter 1996, partially offset by lower investment income attributable to a lower asset base. Equity real estate investment results were $3.5 million lower during the first three months of 1997 than the year earlier period reflecting lower investment yield on a smaller asset base. During the first three months of 1997, $4.2 million of losses were recognized on equity real estate with amortized cost of $77.2 million which was sold as compared to first quarter 1996 when $0.9 million of losses were recognized on properties with an amortized cost of $202.4 million which were sold. There were higher investment results for other equity investments as the effect of a reduced asset base in first quarter 1997 was more than offset by the 1996 period's loss realized on the disposition of a limited partnership interest.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 72.9%, 26.4% and 0.7%, respectively, of the amortized cost of this asset category at March 31, 1997.

                       Fixed Maturities By Credit Quality
                              (Dollars In Millions)

                                             March 31, 1997                          December 31, 1996
               Rating Agency      --------------------------------------  -----------------------------------------
  NAIC          Equivalent          Amortized       % of     Estimated       Amortized        % of      Estimated
 Rating         Designation            Cost        Total    Fair Value          Cost          Total     Fair Value
 ------    ---------------------- --------------- --------- ------------  ----------------- ---------- -------------

    1-2    Aaa/Aa/A and Baa...... $  19,066.8(1)     87.1%  $  18,951.1    $ 18,994.8(1)       87.5%   $  19,334.0
    3-6    Ba and lower..........     2,660.6(2)     12.2       2,719.4       2,575.2(2)       11.9        2,665.7
                                  ------------  ------------------------   -----------      ---------- -------------

Subtotal........................     21,727.4        99.3      21,670.5      21,570.0          99.4       21,999.7
Redeemable preferred stock
  and other.....................        165.4         0.7         144.3         141.6           0.6          144.8
                                  ------------  ------------------------   -----------   ------------- -------------
Total...........................  $  21,892.8       100.0%  $  21,814.8    $ 21,711.6         100.0%   $  22,144.5
                                  ============  ========================   ===========   ============= =============

(1) Includes Class B Notes with an amortized cost of $57.6 million and $67.0 million, at March 31, 1997 and December 31, 1996, respectively, eliminated in consolidation.

(2) Includes Class B Notes with an amortized cost of $100.0 million, eliminated in consolidation.

At March 31, 1997, the Company held collateralized mortgage obligations ("CMOs") with an amortized cost of $2.48 billion, including $2.36 billion in publicly traded CMOs. About 59.1% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 38.7% of the public CMO holdings were in PAC bonds. At March 31, 1997, IO strips amounted to $4.7 million at amortized cost. There were no holdings of principal only strips at that date. In addition, at March 31, 1997, the Company held $2.36 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $425.6 million of Aa or higher rated public asset backed securities, primarily backed by home equity mortgages, airline and other equipment, and credit card receivables.


                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)

                                                                                  March 31,          December 31,
                                                                                     1997                1996
                                                                                ---------------    -----------------
FIXED MATURITIES..............................................................  $   21,892.8       $    21,711.6
Problem fixed maturities......................................................          35.0                50.6
Potential problem fixed maturities............................................            .5                  .5
Restructured fixed maturities(1)..............................................           3.4                 3.4

(1) Excludes restructured fixed maturities of $2.5 million and $2.5 million that are shown as problems at March 31, 1997 and December 31, 1996, respectively, and excludes $0.0 million of restructured fixed maturities that are shown as potential problems at March 31, 1997.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At March 31, 1997, commercial mortgages totaled $2.71 billion (61.6% of the amortized cost of the category), agricultural loans were $1.69 billion (38.3%) and residential loans were $3.6 million (0.1%).

                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)

                                                                                  March 31,          December 31,
                                                                                     1997                1996
                                                                                ---------------    -----------------
COMMERCIAL MORTGAGES..........................................................  $   2,707.0        $     2,901.2
Problem commercial mortgages..................................................         10.8                 11.3
Potential problem commercial mortgages........................................        284.2                425.7
Restructured commercial mortgages(1)..........................................        237.1                269.3
VALUATION ALLOWANCES..........................................................         60.6                 64.2

AGRICULTURAL MORTGAGES........................................................  $   1,685.5        $     1,672.7
Problem agricultural mortgages................................................         11.0                  5.4
Potential problem agricultural mortgages......................................          -                    -
Restructured agricultural mortgages...........................................          2.0                  2.0
VALUATION ALLOWANCES..........................................................          -                    -

(1) Excludes restructured commercial mortgages of $1.7 million that are shown as problems at both March 31, 1997 and December 31, 1996, and excludes $81.2 million and $229.5 million of restructured commercial mortgages that are shown as potential problems at March 31, 1997 and December 31, 1996, respectively.

Problem commercial mortgages decreased by $0.5 million from December 31, 1996 to March 31, 1997 due to foreclosures. Potential problem loans declined primarily due to loans reclassified to performing status. During first quarter 1997, the amortized cost of foreclosed commercial mortgages totaled $38.5 million with a $1.5 million reduction in amortized cost required at the time of foreclosure.

The original weighted average coupon rate on the $237.1 million of restructured mortgages was 9.7%. As a result of these restructurings, the restructured weighted average coupon rate was 8.5% and the restructured weighted average cash payment rate was 7.9%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for first quarter 1997 was $0.8 million.

As of March 31, 1997, the distribution of problem commercial mortgages by property type was: retail ($9.1 million or 84.3%) and apartment ($1.7 million or 15.7%). By state, the distribution was Connecticut ($5.0 million or 46.3%), Mississippi ($4.1 million or 38.0%) and Indiana ($1.7 million or 15.7%). The distribution of potential problem commercial mortgages by property type was: retail ($188.6 million or 66.4%), office ($44.1 million or 15.5%), industrial ($27.3 million or 9.6%), and hotel ($24.2 million or 8.5%). By state, the distribution was: New York ($97.3 million or 34.2%), Pennsylvania ($60.1 million or 21.1%), Massachusetts ($35.3 million or 12.4%), Texas ($24.2 million or 8.5%), California ($19.3 million or 6.8%), Puerto Rico ($18.7 million or 6.6%) and Virginia ($16.5 million or 5.8%). No other state was larger than 5.0%.

At March 31, 1997 and 1996, respectively, management identified impaired loans as defined under SFAS No. 114 with carrying values of $403.5 million and $514.6 million. The provisions for losses for these impaired mortgage loans were $52.4 million and $98.4 million at March 31, 1997 and 1996, respectively. For the first quarters of 1997 and 1996, respectively, income accrued on these loans was $7.7 million and $12.0 million, including cash received of $7.5 million and $9.6 million.

For first quarter 1997, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $160.6 million. In addition, $150.6 million of commercial mortgage loan maturity payments were scheduled, of which $13.0 million were paid as due. Of the amount not paid, $98.3 million were granted short term extensions of up to three months, $39.3 million were foreclosed and none were delinquent or in default for non-payment of principal.

Equity Real Estate. As of March 31, 1997, on the basis of amortized cost, the equity real estate category included $2.54 billion (70.1%) acquired as investment real estate and $1.09 billion (29.9%) acquired through or in lieu of foreclosure (including in-substance foreclosures). At March 31, 1997 and 1996, respectively, allowances totaling $87.9 million and $49.0 million were held on properties identified as available for sale with amortized costs of $457.6 million and $336.7 million.

At March 31, 1997, the vacancy rate for the Company's office properties was 14.7% in total, with a vacancy rate of 10.0% for properties acquired as investment real estate and 27.9% for properties acquired through foreclosure. The national commercial office vacancy rate was 12.1% (as of December 31, 1996) as measured by CB Commercial.


LIQUIDITY AND CAPITAL RESOURCES

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. Equitable Life uses this program from time to time in its liquidity management. At March 31, 1997, no amounts were outstanding under either the commercial paper program or the revolving credit facility.

Consolidated Cash Flows

The net cash provided by operating activities was $243.9 million for first quarter 1997 compared to net cash used by operating activities of $110.4 million for first quarter 1996.

Net cash used by investing activities was $112.6 million for first quarter 1997 as compared to net cash provided by investing activities of $161.1 million for the same period in 1996. Cash used by investing activities during the first three months of 1997 primarily was attributable to the increase in other invested assets, partially offset by investment sales, maturities, repayment and returns of capital exceeding purchases by approximately $145.9 million. In 1996, cash provided by investing activities primarily was attributable to the $135.0 million decrease in loans to the GIC Segment, partially offset by purchases exceeding sales, maturities and repayments by approximately $245.4 million.

Net cash provided by financing activities was $138.7 million for first quarter 1997 as compared to net cash used by financing activities of $66.2 million in first quarter 1996. Net cash provided by financing activities during first quarter 1997 resulted from a $276.7 million increase in short-term financings. Withdrawals from policyholders' account balances exceeded deposits by $114.0 million during first quarter 1997. During first quarter 1996, cash used by financing activities was primarily attributable to withdrawals from policyholders' account balances exceeding deposits by $167.6 million.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first three months of 1997 of $270.0 million to $808.8 million.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1996, except as set forth in Note 12 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended March 31, 1997.

Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    Exhibit 2 Purchase Agreement, dated April 10, 1997, between Equitable Life and Lend Lease Corporation Limited, filed as Exhibit 10.27 to the Holding Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

                    Exhibit 10.7    Agreement,   dated  April  24,  1996,
                                    between  Equitable  Life and Mr.  Stanley B.
                                    Tulin, filed as Exhibit 10.28 to the Holding
                                    Company's  quarterly report on Form 10-Q for
                                    the   quarter   ended  March  31,  1997  and
                                    incorporated herein by reference.

                    Exhibit 10.8    Agreement,   dated  March  26,  1997,
                                    between  Equitable  Life  and Mr.  James  M.
                                    Benson,   filed  as  Exhibit  10.29  to  the
                                    Holding  Company's  quarterly report on Form
                                    10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

                    Exhibit 27      Financial Data Schedule

                (b) Reports on Form 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Life Assurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 14, 1997             THE EQUITABLE LIFE ASSURANCE SOCIETY
                                  OF THE UNITED STATES


                                  By:     /s/Stanley B. Tulin
                                          --------------------------------------
                                          Name:  Stanley B. Tulin
                                          Title: Senior Executive Vice President
                                                 and Chief Financial Officer


Date:    May 14, 1997                     /s/Alvin H. Fenichel
                                          -------------------------------------
                                          Alvin H. Fenichel
                                          Senior Vice President and Controller