Form 10-Q
period 1997-09-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1997-11-13
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997             Commission File No. 0-25280
---------------------------------------------------  ---------------------------


               The Equitable Life Assurance Society of the United
                States (Exact name of registrant as specified in
                                  its charter)


     1290 Avenue of the Americas, New York, New York                 10104
----------------------------------------------------------- --------------------
         (Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number, including area code           (212) 554-1234
                                                            --------------------


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
                                                             Yes  x    No
                                                                 ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Shares Outstanding
                    Class                            at November 11, 1997
-------------------------------------------    ---------------------------------

        Common Stock, $1.25 par value                       2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                     Page #
PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                   Consolidated Balance Sheets as of September 30, 1997 and
                  December 31, 1996................................................................      3
                   Consolidated Statements of Earnings for the Three Months and Nine
                  Months Ended September 30, 1997 and 1996.........................................      4
                   Consolidated Statements of Shareholder's Equity for the Nine Months
                  Ended September 30, 1997 and 1996................................................      5
                   Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1997 and 1996......................................................      6
                   Notes to Consolidated Financial Statements......................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................     17

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings..................................................................     34

Item 6:         Exhibits and Reports on Form 8-K...................................................     34

SIGNATURES.........................................................................................     35

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               September 30,        December 31,
                                                                                   1997                 1996
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    20,442.6        $    18,077.0
  Mortgage loans on real estate.............................................        2,604.7              3,133.0
  Equity real estate........................................................        3,225.8              3,297.5
  Policy loans..............................................................        2,436.8              2,196.1
  Other equity investments..................................................          939.2                870.1
  Investment in and loans to affiliates.....................................          719.9                685.0
  Other invested assets.....................................................          181.9                 15.9
                                                                              -----------------    -----------------
      Total investments.....................................................       30,550.9             28,274.6
Cash and cash equivalents...................................................        1,107.6                538.8
Deferred policy acquisition costs...........................................        3,184.7              3,104.9
Amounts due from discontinued GIC Segment...................................          657.1                996.2
Other assets................................................................        2,558.1              2,552.2
Closed Block assets.........................................................        8,676.0              8,495.0
Separate Accounts assets....................................................       36,319.8             29,646.1
                                                                              -----------------    -----------------

Total Assets................................................................  $    83,054.2        $    73,607.8
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    21,743.3        $    21,865.6
Future policy benefits and other policyholders liabilities..................        4,514.4              4,416.6
Short-term and long-term debt...............................................        2,401.3              1,766.9
Other liabilities...........................................................        4,287.1              2,785.1
Closed Block liabilities....................................................        9,196.3              9,091.3
Separate Accounts liabilities...............................................       36,117.6             29,598.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................       78,260.0             69,523.8
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value; 2.0 million shares authorized
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        3,105.8              3,105.8
Retained earnings...........................................................        1,280.8                798.7
Net unrealized investment gains.............................................          418.0                189.9
Minimum pension liability...................................................          (12.9)               (12.9)
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        4,794.2              4,084.0
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $    83,054.2        $    73,607.8
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                       ---------------------------------  ---------------------------------
                                                            1997             1996              1997              1996
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $      240.6     $      220.7      $      707.2      $     651.4
Premiums.............................................         137.2            145.8             430.0            439.2
Net investment income................................         586.0            543.7           1,711.5          1,636.6
Investment (losses) gains, net.......................         (10.6)            (5.5)            270.3            (21.5)
Commissions, fees and other income...................         302.2            262.5             897.5            786.8
Contribution from the Closed Block...................          30.1             35.8              95.6             95.1
                                                       ---------------  ----------------  ---------------   ---------------
      Total revenues.................................       1,285.5          1,203.0           4,112.1          3,587.6
                                                       ---------------  ----------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances...........................................         313.7            315.8             957.9            948.8
Policyholders' benefits..............................         235.9            270.7             718.3            798.8
Other operating costs and expenses...................         499.5            464.9           1,690.0          1,405.3
                                                       ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions............       1,049.1          1,051.4           3,366.2          3,152.9
                                                       ---------------  ----------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income taxes, minority interest
  and cumulative effect of accounting change.........         236.4            151.6             745.9            434.7
Federal income taxes.................................          63.1             37.8             237.4            100.1
Minority interest in net income of
  consolidated subsidiaries..........................          28.2             20.6              23.5             59.5
                                                       ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations before
  cumulative effect of accounting change.............         145.1             93.2             485.0            275.1
Discontinued operations, net of Federal income
  taxes..............................................           (.2)             -                (2.9)             -
Cumulative effect of accounting change,
  net of Federal income taxes........................           -                -                 -              (23.1)
                                                       ---------------  ----------------  ---------------   ---------------

Net Earnings.........................................  $      144.9     $       93.2      $      482.1      $     252.0
                                                       ===============  ================  ===============   ===============


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                                                   -
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year as previously reported....        3,105.8              2,913.6
Cumulative effect on prior years of retroactive restatement for
  accounting change.........................................................            -                  192.2
                                                                              -----------------    -----------------
Capital in excess of par value, beginning of year as restated and
  end of period.............................................................        3,105.8              3,105.8
                                                                              -----------------    -----------------

Retained earnings, beginning of year as previously reported.................          798.7                781.6
Cumulative effect on prior years of retroactive restatement for
  accounting change.........................................................            -                    6.8
                                                                              -----------------    -----------------
Retained earnings, beginning of year as restated............................          798.7                788.4
Net earnings................................................................          482.1                252.0
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        1,280.8              1,040.4
                                                                              -----------------    -----------------

Net unrealized investment gains, beginning of year as previously reported...          189.9                338.2
Cumulative effect on prior years of retroactive restatement for
  accounting change.........................................................            -                   58.3
                                                                              -----------------    -----------------
Net unrealized investment gains, beginning of year as restated..............          189.9                396.5
Change in unrealized investment gains (losses)..............................          228.1               (332.0)
                                                                              -----------------    -----------------
Net unrealized investment gains, end of period..............................          418.0                 64.5
                                                                              -----------------    -----------------

Minimum pension liability, beginning of year and end of period..............          (12.9)               (35.1)
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     4,794.2        $     4,178.1
                                                                              =================    =================




                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       482.1        $       252.0
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          957.9                948.8
    Universal life and investment-type policy fee income....................         (707.2)              (651.4)
    Investment (gains) losses...............................................         (270.3)                21.5
    Change in Federal income taxes payable..................................          153.9                (95.8)
    Other, net..............................................................          168.0                (28.1)
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          784.4                447.0
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        2,019.7              1,626.0
  Sales....................................................................         7,608.6              6,913.2
  Return of capital from joint ventures and limited partnerships............           48.4                 64.3
  Purchases.................................................................      (10,281.2)            (9,691.1)
  Decrease in loans to discontinued GIC Segment.............................          336.2                827.0
  Sale of subsidiaries......................................................          261.0                  -
  Other, net................................................................         (382.3)               (53.7)
                                                                              -----------------    -----------------

Net cash used by investing activities.......................................         (389.6)              (314.3)
                                                                              -----------------    -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits................................................................        1,026.9              1,402.2
    Withdrawals.............................................................       (1,417.6)            (1,839.5)
  Net change in short-term financings.......................................          638.7                195.3
  Repayments of long-term debt..............................................           (6.4)               (88.5)
  Other, net................................................................          (67.6)               (48.7)
                                                                              -----------------    -----------------

Net cash provided (used) by financing activities............................          174.0               (379.2)
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          568.8               (246.5)
Cash and cash equivalents, beginning of year................................          538.8                774.7
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,107.6        $       528.2
                                                                              =================    =================

Supplemental cash flow information:
  Interest Paid.............................................................  $        73.0        $        70.6
                                                                              =================    =================
  Income Taxes Paid (Refunded)..............................................  $        70.0        $        (7.9)
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 1997" and "third quarter 1996" refer to the three months ended September 30, 1997 and 1996, respectively. The terms "first nine months of 1997" and "first nine months of 1996" refer to the nine months ended September 30, 1997 and 1996, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   ACCOUNTING CHANGES AND PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information will be required to be reported on the basis used by management for evaluating segment performance and for deciding how to allocate resources to segments. This statement is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim reporting in the initial year of adoption. Restatement of comparative information for earlier periods is required.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      In 1996, the Company changed its method of accounting for long-duration participating life insurance contracts, primarily within the Closed Block, in accordance with the provisions prescribed by SFAS No. 120. This accounting change, including its impact on the Closed Block, increased previously reported earnings from continuing operations before cumulative effect of accounting change by $7.4 million and $14.6 million, net of Federal income taxes of $4.1 million and $7.9 million for the third quarter and first nine months of 1996, respectively.

 3)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                      1997                1996
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $      137.1        $     325.3
      SFAS No. 121 release......................................................          -               (152.4)
      Additions charged to income...............................................         99.2               88.7
      Deductions for writedowns and asset dispositions..........................        (61.7)            (105.2)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      174.6        $     156.4
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       51.6        $      93.3
        Equity real estate......................................................        123.0               63.1
                                                                                 ---------------     ---------------
      Total..................................................................... $      174.6        $     156.4
                                                                                 ===============     ===============

      For the third quarter and first nine months of 1997 and 1996, investment income is shown net of investment expenses of $94.2 million, $257.0 million, $89.9 million and $272.1 million, respectively.

      As of September 30, 1997 and December 31, 1996, fixed maturities classified as available for sale had amortized costs of $19,724.7 million and $17,719.2 million, respectively. Other equity investments included equity securities with carrying values of $424.0 million and $403.0 million and costs of $387.4 million and $371.5 million, respectively.

      For the first nine months of 1997 and of 1996, proceeds received on sales of fixed maturities classified as available for sale amounted to $7,235.1 million and $6,645.1 million, respectively. Gross gains of $125.8 million and $94.0 million and gross losses of $95.0 million and $58.4 million were realized on these sales for the first nine months of 1997 and of 1996, respectively. Unrealized investment gains related to fixed maturities classified as available for sale increased by $357.8 million during the first nine months of 1997, resulting in a balance of $717.9 million at September 30, 1997.

      Impaired mortgage loans along with the related provision for losses follows:

                                                                                 September 30,       December 31,
                                                                                      1997               1996
                                                                                -----------------  -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with provision for losses.......................   $     203.0        $     340.0
      Impaired mortgage loans without provision for losses....................           3.3              122.3
                                                                                ----------------   -----------------
      Recorded investment in impaired mortgage loans..........................         206.3              462.3
      Provision for losses....................................................          47.9               46.4
                                                                                ----------------   -----------------
      Net Impaired Mortgage Loans.............................................   $     158.4        $     415.9
                                                                                ================   =================

      During the first nine months of 1997 and of 1996, respectively, the Company's average recorded investment in impaired mortgage loans was $307.3 million and $548.7 million. Interest income recognized on these impaired mortgage loans totaled $13.3 million and $30.9 million ($1.5 million and $13.7 million recognized on a cash basis) for the first nine months of 1997 and of 1996, respectively.

 4)   ALLIANCE - CURSITOR TRANSACTION

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

      On June 30, 1997, Alliance reduced the recorded value of goodwill and contracts associated with Alliance's acquisition of Cursitor by $120.9 million. This charge reflected Alliance's view that Cursitor's continuing decline in assets under management and its reduced profitability, resulting from relative investment underperformance, no longer supported the carrying value of its investment. As a result, the Company's earnings from continuing operations before cumulative effect of accounting change for the first nine months of 1997 included a charge of $59.5 million, net of a Federal income tax benefit of $10.0 million and minority interest of $51.4 million.

      In addition to its 1% general partnership interest in Alliance, at September 30, 1997, the Company owned approximately 57.0% of Alliance Units.

 5)   CLOSED BLOCK

      Summarized financial information of the Closed Block is as follows:

                                                                               September 30,         December 31,
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,101.5 and $3,820.7)............................................. $     4,236.7        $     3,889.5
      Mortgage loans on real estate..........................................       1,393.4              1,380.7
      Policy loans...........................................................       1,715.2              1,765.9
      Cash and other invested assets.........................................         300.8                336.1
      Deferred policy acquisition costs......................................         794.2                876.5
      Other assets...........................................................         235.7                246.3
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,676.0        $     8,495.0
                                                                              =================    =================

      Liabilities
      Future policy benefits and other policyholders' account balances....... $     8,976.0        $     8,999.7
      Other liabilities......................................................         220.3                 91.6
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,196.3        $     9,091.3
                                                                              =================    =================


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997              1996             1997              1996
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Premiums and other income................ $      161.4      $     171.3      $      510.8      $      539.1
      Investment income (net of investment
        expenses of $6.5, $6.9, $21.3 and
        $21.0).................................        145.8            140.2             424.1             408.4
      Investment (losses) gains, net...........          (.4)            (4.6)              5.0             (13.2)
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................        306.8            306.9             939.9             934.3
                                                ---------------   ---------------  ---------------   ---------------

      Benefits and Other Deductions
      Policyholders' benefits and dividends....        258.7            263.8             795.5             817.9
      Other operating costs and expenses.......         18.0              7.3              48.8              21.3
                                                ---------------   ---------------  ---------------   ---------------
      Total benefits and other deductions......        276.7            271.1             844.3             839.2
                                                ---------------   ---------------  ---------------   ---------------

      Contribution from the Closed Block....... $       30.1      $      35.8      $       95.6      $       95.1
                                                ===============   ===============  ===============   ===============

      Investment valuation allowances amounted to $13.6 million and $13.8 million on mortgage loans and $2.7 million and $3.7 million on equity real estate at September 30, 1997 and December 31, 1996, respectively. The adoption of SFAS No. 121 at January 1, 1996 resulted in the recognition of impairment losses of $5.6 million on real estate held and used.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                               September 30,       December 31,
                                                                                    1997               1996
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $       106.0      $        128.1
      Impaired mortgage loans without provision for losses...................             .1                  .6
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................          106.1               128.7
      Provision for losses...................................................           13.1                12.9
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        93.0      $        115.8
                                                                              =================  =================

      During the first nine months of 1997 and of 1996, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $115.0 million and $131.1 million. Interest income recognized on these impaired mortgage loans totaled $6.7 million and $8.7 million ($2.8 million and $3.6 million recognized on a cash basis) for the first nine months of 1997 and of 1996, respectively.

 6)   DISCONTINUED OPERATIONS

      Summarized financial information for the GIC Segment is as follows:

                                                                               September 30,         December 31,
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)

      Mortgage loans on real estate.......................................... $       872.1        $     1,111.1
      Equity real estate.....................................................         853.6                925.6
      Cash and other invested assets.........................................         242.5                474.0
      Other assets...........................................................         214.2                226.1
                                                                              -----------------    -----------------
      Total Assets........................................................... $     2,182.4        $     2,736.8
                                                                              =================    =================

      Liabilities
      Policyholders' liabilities............................................. $     1,094.3        $     1,335.9
      Allowance for future losses............................................         276.3                262.0
      Amounts due to continuing operations...................................         657.1                996.2
      Other liabilities......................................................         154.7                142.7
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     2,182.4        $     2,736.8
                                                                              =================    =================


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997              1996             1997              1996
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Investment income (net of investment
        expenses of $23.7, $31.8, $73.3
        and $96.1)............................. $       49.9      $      50.2      $      128.3      $      182.4
      Investment losses, net...................          (.4)            (6.2)             (4.5)            (23.8)
      Policy fees, premiums and other
        income, net............................          -                 .1                .1                .2
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         49.5             44.1             123.9             158.8

      Benefits and Other Deductions............         40.8             56.9             131.4             196.2
      Earnings credited (losses charged)
        to allowance for future losses.........          8.7            (12.8)             (7.5)            (37.4)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax loss from operations.............          -                -                 -                 -
      Pre-tax loss from strengthening of
        the allowance for future losses........          (.4)             -                (4.5)              -
      Federal income tax benefit...............           .2              -                 1.6               -
                                                ---------------   ---------------  ---------------   ---------------
      Loss from Discontinued Operations........ $        (.2)     $       -        $       (2.9)     $        -
                                                ===============   ===============  ===============   ===============

      The Company's quarterly process for evaluating the loss provisions applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the provisions, if appropriate. The evaluation performed as of September 30, 1997 resulted in management's decision to strengthen the loss provisions by $.4 million for third quarter 1997 to $4.5 million, resulting in a post-tax charge of $2.9 million to discontinued operations' results for the nine months ended September 30, 1997.

      Management believes the loss provisions for Wind-Up Annuities and GIC contracts at September 30, 1997 are adequate to provide for all future losses; however, the determination of loss provisions continues to involve numerous estimates and subjective judgments regarding the expected performance of discontinued operations investment assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates and assumptions underlying the loss provisions, the difference would be reflected as earnings (loss) from discontinued operations in the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss provisions are likely to result.

      Investment valuation allowances amounted to $5.0 million and $9.0 million on mortgage loans and $19.9 million and $20.4 million on equity real estate at September 30, 1997 and December 31, 1996, respectively. As of January 1, 1996, the adoption of SFAS No. 121 resulted in a release of existing valuation allowances of $71.9 million on equity real estate and recognition of impairment losses of $69.8 million on real estate held and used.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                               September 30,       December 31,
                                                                                    1997               1996
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        75.8      $         83.5
      Impaired mortgage loans without provision for losses...................             .3                15.0
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................           76.1                98.5
      Provision for losses...................................................            5.0                 8.8
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        71.1      $         89.7
                                                                              =================  =================

      During the first nine months of 1997 and of 1996, the GIC Segment's average recorded investment in impaired mortgage loans was $88.4 million and $140.9 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.6 million and $8.1 million ($3.5 million and $6.0 million recognized on a cash basis) for the first nine months of 1997 and of 1996, respectively.

      Benefits and other deductions included $12.7 million, $42.4 million, $23.3 million and $94.8 million of interest expense related to amounts borrowed from continuing operations for the third quarter and first nine months of 1997 and of 1996, respectively.

 7)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 8)   SALE OF SUBSIDIARIES

      On June 10, 1997, Equitable Life sold Equitable Real Estate (other than EQ Services, Inc. and its interest in Column Financial, Inc.) ("EREIM") to Lend Lease Corporation Limited ("Lend Lease"), a publicly traded, international property and financial services company based in Sydney, Australia. The total purchase price was $400.0 million and consisted of $300.0 million in cash and a $100.0 million note maturing in eight years and bearing interest at the rate of 7.4%, subject to certain adjustments. Equitable Life recognized an investment gain of $162.4 million, net of Federal income tax of $87.4 million as a result of this transaction. Equitable Life entered into long-term advisory agreements whereby EREIM will continue to provide substantially the same services Equitable Life's General Account and Separate Accounts, for substantially the same fees, as provided prior to the sale.

      Through June 10, 1997 and the year ended December 31, 1996, respectively, the businesses sold reported combined revenues of $91.6 million and $226.1 million and combined net earnings of $10.7 million and $30.7 million. Total combined assets and liabilities as reported at December 31, 1996 were $171.8 million and $130.1 million, respectively.

 9)   RESTRUCTURING COSTS

      During the first nine months of 1997 and of 1996, the Company recorded pre-tax provisions of $42.4 million and $2.6 million, respectively, primarily for employee termination and exit costs. The amounts paid during the first nine months of 1997 totaled $19.3 million. At September 30, 1997, the liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $65.4 million.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in matters which were previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1996, except as follows:

      On September 12, 1997, the United States District Court for the Northern District of Alabama, Southern Division, entered an order certifying James Brown as the representative of a class consisting of "[a]ll African-Americans who applied but were not hired for, were discouraged from applying for, or would have applied for the position of Sales Agent in the absence of the discriminatory practices, and/or procedures in the Southern Region of [Equitable Life] from May 16, 1987 to the present." The second amended complaint in James W. Brown, on behalf of others similarly situated v. The Equitable Life Assurance Society of the United States, alleges, among other things, that Equitable Life discriminated on the basis of race against African-American applicants and potential applicants in hiring individuals as sales agents. Plaintiffs seek a declaratory judgment and affirmative and negative injunctive relief, including the payment of back-pay, pension and other compensation. Although the outcome of any litigation cannot be predicted with certainty, the Company's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on the Company's results of operations in any particular period.

      On September 11, 1997, an action entitled Pamela L. and James A. Luther, individually and as representatives of all people similarly situated v. The Equitable Life Assurance Society of the United States, The Equitable Companies Incorporated, and Casey Cammack, individually and as agent for The Equitable Life Assurance Society of the United States and The Equitable Companies Incorporated, No. 97-2009B, was filed in Texas state court. Plaintiffs purport to represent a nationwide class of persons having an ownership or beneficial interest in whole and universal life policies issued by Equitable Life from January 1, 1982 through December 31, 1996. Also included in the purported class are persons having an ownership interest in variable annuities purchased from Equitable Life from January 1, 1992 to the present. The basis of the complaint is the allegation that uniform sales presentations, illustrations, and materials which misrepresented the stated number of years that premiums would need to be paid were used to sell whole and universal life policies and variable annuities. The complaint further alleges that Equitable Life agents misrepresented the extent to which the policies at issue were proper replacement policies. Plaintiffs seek compensatory damages, attorneys' fees and expenses. On October 20, 1997, Equitable Life served a general denial of the allegations. The same day, the Holding Company entered a special appearance contesting the court's jurisdiction over it. Although the outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of the action should not have a material adverse effect on the financial position of the Company. Due to the early stage of this matter, the Company's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on the Company's results of operations in any particular period.

      In Cole, the Court extended the time for filing a Note of Issue (placing the case on the trial calendar) to January 5, 1998. The Court rescheduled a conference to schedule a trial date to January 8, 1998. Briefs for plaintiffs' motion for class certification have been filed with the Court. A hearing on plaintiffs' motion for class certification will be scheduled at the discretion of the Court. The plaintiffs filedtheir memorandum of law and affidavits in support of their motion for class certification on June 30, 1997. That memorandum indicates that plaintiffs seek to certify a class solely on their breach of contract claim, not their negligent misrepresentation claim. On August 11, 1997, Equitable Life and EOC moved for summary judgment dismissing plaintiffs' remaining claims of breach of contract and negligent misrepresentation. Briefs on Equitable Life and EOC's motion for summary judgment have been filed with the Court.

      In Duncan, plaintiff moved to have the action certified as a nationwide class action with two plaintiff subgroups: one comprising those alleging misrepresentations concerning the extent to which their policies were proper replacement policies, and the other comprising those alleging misrepresentations concerning the number of years that the annual premium would need to be paid. Equitable Life will oppose the motion. Discovery as to class certification has begun. On September 23, 1997, with leave of the court, plaintiff filed a second amended petition naming six additional plaintiffs and three new individual defendant agents. Plaintiffs purport to represent a class of all persons who purchased whole or universal life insurance policies from Equitable Life from January 1, 1981 through July 22, 1992. Plaintiffs also allege misrepresentation concerning a policy's suitability as an investment vehicle. Plaintiffs seek damages in an unspecified amount. On October 20, 1997, Equitable Life asserted deficiencies of venue and vagueness in pleading the second amended complaint and filed a motion to strike certain allegations.

      In Bradley, on March 3, 1997, EVLICO served a notice of appeal of the Court's order denying EVLICO's motion to remove the Bradley action to New York County and to consolidate or jointly try the Cole and Bradley actions. Hearings on plaintiff's motion for class certification are not expected to be held until early in 1998.

      In Dillon, on February 24, 1997, Equitable Life and EOC moved to dismiss the complaint on several grounds. On May 12, 1997, plaintiffs served a motion for class certification. On July 10, 1997, the parties submitted to the Court a Joint Scheduling Report, Joint Scheduling Order and a Stipulation Governing The Confidential Treatment of Discovery Material. The Court signed the latter stipulation, and the others remain sub judice. Oral argument is scheduled for January 16, 1998 on Equitable Life and EOC's motion to dismiss the complaint.

      In Chaviano, plaintiff filed an amended complaint on April 14, 1997. On July 14, 1997, Equitable Life served a motion to dismiss the amended complaint or, in the alternative, for summary judgment. On September 12, 1997, plaintiff moved for class certification.

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

      In each of the Bowler, Bachman and Fletcher actions, proceedings have been stayed, and in the previously reported Golomb action plaintiff's time to perfect the appeal has been extended, in each instance to permit settlement discussions. There can be no assurance that these discussions will result in one or more settlement agreements, or if so what the terms of any settlement would be.

      In connection with the previously reported investigation relating to the Prime Property Fund ("PPF") by the U.S. Department of Labor ("DOL"), the DOL has made no specific allegation that Equitable Life or Equitable Real Estate Investment Management, Inc. ("EREIM") acted improperly and Equitable Life and EREIMbelieve that any such allegation would be without foundation. Equitable Life agreed to indemnify the purchaser of EREIM (which Equitable Life sold in June 1997) with respect to any fines, penalties and rebates to clients in connection with this investigation. While the outcome of this investigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter should not have a material adverse effect on the Company's consolidated financial position or results of operations in any particular period.

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

      On May 2, 1997, DLJ was named as a defendant in the First Amended Derivative Complaint in James G. Caven v. Charles R. Miller, et al., an action in the United States District Court for the Southern District of Texas. The action is a derivative action allegedly brought on behalf of Paracelsus Healthcare Corporation ("Paracelsus"), and in turn on behalf of Champion Healthcare Corporation ("Champion"), in connection with Champion's merger with Paracelsus on or about August 16, 1996. Other defendants named in the amended complaint are certain officers and directors of Champion, Paracelsus, certain officers and directors of Paracelsus, and Paracelsus' outside auditors. The plaintiff in this action filed a notice of voluntary dismissal without prejudice with regard to DLJ, which was approved by the Court by order dated October 14, 1997.

      On August 15, 1997, DLJ was named a defendant in Robert Orovitz v. Charles
      R. Miller, et al., an action in the United Stated District Court of the Southern District of Texas. The allegations in this action are substantially similar to the allegations in the Caven action. The plaintiff in Orovitz filed a notice of voluntary dismissal without prejudice with regard to DLJ, which was approved by the Court by order dated October 28, 1997.

      On July 15, 1997, in the action relating to the Alliance North American Government Income Trust, Inc., the District Court denied plaintiffs' motion for leave to file an amended complaint and ordered that the case be dismissed (the "Decision"). On October 29, 1997, the United States Court of Appeals for the Second Circuit dismissed plaintiffs' appeal of the Decision as premature on the grounds that the District Court failed to enter a final judgment in respect of the Decision. The Court of Appeals remanded the case back to the District Court with instructions to enter a final judgment in respect of the Decision.

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

11)   BUSINESS SEGMENT INFORMATION

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997              1996             1997              1996
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Insurance Operations..................... $      996.5      $     941.8      $    2,986.2      $    2,787.4
      Investment Services......................        293.5            267.0           1,141.9             818.3
      Consolidation/elimination................         (4.5)            (5.8)            (16.0)            (18.1)
                                                ---------------   ---------------  ---------------   ---------------
      Total.................................... $    1,285.5      $   1,203.0      $    4,112.1      $    3,587.6
                                                ===============   ===============  ===============   ===============

      Earnings from Continuing Operations
        before Federal Income Taxes,
        Minority Interest and Cumulative
        Effect of Accounting Change
      Insurance Operations..................... $      152.6      $      99.7      $      402.1      $      257.7
      Investment Services......................         99.8             68.8             393.0             226.8
                                                ---------------   ---------------  ---------------   ---------------
        Subtotal...............................        252.4            168.5             795.1             484.5
      Corporate interest expense...............        (16.0)           (16.9)            (49.2)            (49.8)
                                                ---------------   ---------------  ---------------   ---------------
      Total.................................... $      236.4      $     151.6      $      745.9      $      434.7
                                                ===============   ===============  ===============   ===============

                                                                               September 30,         December 31,
                                                                                    1997                 1996
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Insurance Operations................................................... $    69,483.1        $    60,464.9
      Investment Services....................................................      13,969.4             13,542.5
      Consolidation/elimination..............................................        (398.3)              (399.6)
                                                                              -----------------    -----------------
      Total.................................................................. $    83,054.2        $    73,607.8
                                                                              =================    =================

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis section included in the Company's 1996 Report on Form 10-K. The terms "third quarter 1997" and "third quarter 1996" refer to the three months ended September 30, 1997 and 1996, respectively. The terms "first nine months of 1997" and "first nine months of 1996" refer to the nine months ended September 30, 1997 and 1996, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents the consolidated results of operations for the periods noted. In this presentation, the contribution of the Closed Block is combined on a line-by-line basis with the results of operations outside of the Closed Block. The Insurance Operations analysis, which begins on page 19, likewise includes a table presenting the combined Closed Block amounts on a line-by-line basis. Management's discussion and analysis addresses the combined results of operations unless noted otherwise. The Investment Services discussion begins on page 22.

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997             1996              1997              1996
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
Consolidated Results of Continuing Operations(1)

Policy fee income and premiums................  $      539.0     $      537.3      $    1,647.5      $   1,628.7
Net investment income.........................         731.8            683.9           2,135.6          2,045.0
Investment (losses) gains, net................         (11.0)           (10.1)            275.3            (34.7)
Commissions, fees and other income............         302.4            263.0             898.0            787.8
                                                ---------------  ----------------  ---------------   ---------------
  Total revenues..............................       1,562.2          1,474.1           4,956.4          4,426.8

Total benefits and other deductions...........       1,325.8          1,322.5           4,210.5          3,992.1
                                                ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations before
  Federal income taxes, minority interest and
  cumulative effect of accounting change......         236.4            151.6             745.9            434.7
Federal income taxes..........................          63.1             37.8             237.4            100.1
Minority interest in net income of
  consolidated subsidiaries...................          28.2             20.6              23.5             59.5
                                                ---------------  ----------------  ---------------   ---------------

Earnings from Continuing Operations
  before Cumulative Effect of
  Accounting Change...........................  $      145.1     $       93.2      $      485.0      $     275.1
                                                ===============  ================  ===============   ===============

(1) Includes the Closed Block on a line-by-line basis.

Continuing Operations

Compared to the comparable 1996 period, the higher pre-tax results of continuing operations for the first nine months of 1997 reflected increased earnings for Investment Services and Insurance Operations. The $529.6 million increase in revenues for the first nine months of 1997 compared to the corresponding period in 1996 was attributed primarily to a $400.6 million increase in investment results which included the gain on the second quarter 1997 sale of EREIM of $252.1 million and to a $110.2 million increase in commissions, fees and other income principally due to increased business activity within Investment Services.

Net investment income increased $90.6 million for the first nine months of 1997 principally due to an increase of $101.2 million in Insurance Operations as a result of higher overall investment yields, primarily attributable to other equity investments, as well as due to a larger asset base.

There were investment gains of $275.3 million for the first nine months of 1997 as compared to losses of $34.7 million for the same period in 1996. There was a $252.1 million gross gain recognized on the sale of EREIM during second quarter 1997. During the first nine months of 1997, there were investment gains of $20.2 million on General Account Investment Assets as compared to losses of $55.1 million for the same period in 1996. Also in 1996, a gain of $20.6 million recognized as a result of the issuance of Alliance Units to third parties upon completion of the Cursitor acquisition.

For the first nine months of 1997, total benefits and other deductions increased by $218.4 million from the comparable period in 1996, reflecting increases in other operating costs and expenses of $312.2 million and a $9.0 million increase in interest credited to policyholders partially offset by a $102.8 million decrease in policyholders' benefits. The increase in other operating costs and expenses was attributable to increased costs of $157.4 million in Investment Services and a $153.3 million increase in Insurance Operations primarily due to increases in DAC amortization and in the provision for employee termination and exit costs recorded in the second quarter.

The $137.3 million increase in Federal income taxes was due to the increase in earnings from continuing operations. Minority interest in net income of consolidated subsidiaries was significantly lower principally due to the effect of Alliance's second quarter 1997 write down of the carrying value of the Cursitor intangible assets. See "Combined Results of Continuing Operations by Segment - Investment Services".

Discontinued Operations

The Company's quarterly evaluation of the GIC Segment's loss provisions applies the current period's results of the discontinued operations against the allowance, re-estimates future losses and adjusts the provisions, if appropriate. The evaluation performed at September 30, 1997 resulted in management's decision to strengthen the loss provisions by $0.4 million, resulting in a year-to-date $4.5 million total increase. The factor contributing to the net strengthening in the first nine months of 1997 was higher than anticipated investment losses, principally on other equity investments.

Excluding the effect of the aforementioned reserve strengthening, $7.5 million of pre-tax losses were incurred and charged to the GIC Segment's allowance for future losses in the first nine months of 1997 as compared to $37.4 million in the first nine months of 1996. Investment results declined by $34.8 million in the first nine months of 1997 as compared to the year earlier period. Net investment income declined by $54.1 million, principally due to the yield impact of a significantly reduced GIC Segment Investment Asset base. The reduction in GIC Segment investments was primarily due to the repayments of approximately $336.2 million and $1.02 billion of loans from continuing operations during the first nine months of 1997 and fiscal 1996, respectively. Investment losses decreased $19.3 million to $4.5 million in the first nine months of 1997. There were $2.9 million and $0.1 million of gains on mortgage loans and fixed maturities as compared to $2.7 million and $3.2 million in losses in the first nine months of 1996, respectively. Lower losses on equity real estate and other equity investments of $10.0 million and $0.4 million, respectively, were reported for the first nine months of 1997. Benefits and other deductions declined by $64.8 million principally due to the aforementioned 1996 loan repayments resulting in the decrease in interest expense on lower borrowings from continuing operations.


COMBINED RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance Operations

The Closed Block is part of Insurance Operations. The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                              Insurance Operations
                                  (In Millions)

                                                                   Nine Months Ended September 30,
                                                  ------------------------------------------------------------------
                                                                       1997
                                                  ------------------------------------------------
                                                       As             Closed                              1996
                                                    Reported           Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Policy fees, premiums and other income..........  $  1,218.9       $    510.8        $    1,729.7     $    1,702.4
Net investment income...........................     1,656.6            424.1             2,080.7          1,979.5
Investment gains (losses), net..................        15.1              5.0                20.1            (55.3)
Contribution from the Closed Block..............        95.6            (95.6)                -                -
                                                  -------------    --------------    -------------    --------------
  Total revenues................................     2,986.2            844.3             3,830.5          3,626.6
Total benefits and other deductions.............     2,584.1            844.3             3,428.4          3,368.9
                                                  -------------    --------------    -------------    --------------
Earnings from Continuing Operations
  before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change...................  $    402.1       $      -          $      402.1     $      257.7
                                                  =============    ==============    =============    ==============

The earnings from continuing operations in Insurance Operations for the first nine months of 1997 reflected an increase of $144.4 million from the year earlier period. Investment gains in 1997 versus losses in 1996, higher net investment income, higher policy fees on variable and interest-sensitive life and individual annuities contracts, lower life insurance mortality and improved DI and group pension results were offset by higher amortization of deferred acquisition costs and the provision for employee termination and exit costs established in the second quarter. The improved DI and group pension results reflect the establishment of premium deficiency reserves in fourth quarter 1996. To the extent periodic results from these businesses differ from the assumptions used in establishing those reserves, the resulting earnings (loss) will impact Insurance Operations' results.

Total revenues increased by $203.9 million primarily due to investment results which increased by $176.6 million, a $55.8 million increase in policy fees and a $8.5 million increase in commissions, fees and other income, offset by an $37.0 million decline in premiums. The decrease in premiums principally was due to lower traditional life and individual health premiums. The increase in investment results reflected improvements in both investment income and in investment gains/losses. Insurance Operations' $101.2 million increase in investment income principally was due to $142.0 million higher overall yields on a larger General Account Investment Asset base, offset by $52.4 million lower interest received on reduced amounts due from discontinued operations. Income from other equity investments increased during 1997 by $24.4 million as compared to 1996. Returns on other equity investments have fluctuated significantly from period to period. There were gains on the General Account investment portfolio in 1997 as compared to losses in 1996. Gains of $82.8 million were reported on fixed maturities, an increase of $39.5 million over the comparable 1996 period. The General Account's other equity investments produced gains of $9.7 million as compared to $2.8 million during the first nine months of 1996. Losses on mortgage loans decreased $50.7 million to $8.5 million, while losses on equity real estate totaled $63.8 million, $21.8 million higher than in the first nine months of 1996. Policy fee income rose by $55.8 million to $707.2 million due to higher insurance and annuity account balances.

Total benefits and other deductions for the first nine months of 1997 rose $59.5 million from the comparable 1996 period as increases of $174.0 million in other operating expenses and $64.8 million higher DAC amortization were partially offset by $85.5 million higher DAC capitalization, the effects of the favorable mortality experience on variable and interest-sensitive life policies and a decrease in policy benefits. The increase in other operating expenses resulted from higher variable expenses related to increased sales, higher restructuring costs of $39.1 million and higher costs related to the annuity wholesaler distribution system implemented in the latter part of 1996. The decrease of $102.8 million in policyholders' benefits primarily resulted from a lower increase in reserves on DI business and improved mortality experience on the larger in force book of business for variable and interest-sensitive life policies. This lower mortality experience and higher investment spreads resulted in an increase in the amortization of DAC on variable and interest-sensitive life policies. Interest credited on policyholders' account balances in Insurance Operations increased by $9.0 million reflecting moderately lower crediting rates applied to a larger in force book of business.

Premiums and Deposits - The following table lists premiums and deposits, including universal life and investment-type contract deposits, for Insurance Operations' major product lines.

                              Premiums and Deposits
                                  (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997             1996              1997              1996
                                                ---------------  ----------------  ---------------   ---------------
Individual annuities
  First year..................................  $      862.0     $      488.1      $    2,255.8      $   1,560.0
  Renewal.....................................         283.6            256.2             968.2            918.0
                                                ---------------  ----------------  ---------------   ---------------
                                                     1,145.6            744.3           3,224.0          2,478.0
Variable and interest-sensitive life
  First year recurring........................          43.8             41.3             141.5            131.4
  First year optional.........................          42.8             34.4             159.7            118.9
  Renewal.....................................         286.9            268.2             917.1            871.1
                                                ---------------  ----------------  ---------------   ---------------
                                                       373.5            343.9           1,218.3          1,121.4
Traditional life
  First year recurring........................           3.1              4.4              10.4             14.1
  First year optional.........................           0.8              1.2               2.7              3.7
  Renewal.....................................         192.4            199.7             602.0            623.2
                                                ---------------  ----------------  ---------------   ---------------
                                                       196.3            205.3             615.1            641.0
Other(1)
  First year..................................           4.4              4.2              12.7             22.3
  Renewal.....................................          85.5             91.4             267.2            279.3
                                                ---------------  ----------------  ---------------   ---------------
                                                        89.9             95.6             279.9            301.6

Total first year..............................         956.9            573.6           2,582.8          1,850.4
Total renewal.................................         848.4            815.5           2,754.5          2,691.6
                                                ---------------  ----------------  ---------------   ---------------
Total individual insurance and
  annuity products............................       1,805.3          1,389.1           5,337.3          4,542.0

Participating group annuities.................          49.9             65.1             144.8            183.5
Conversion annuities..........................           0.0              0.0               1.5              0.0
Association plans.............................          34.3             37.1             103.0             87.3
                                                ---------------  ----------------  ---------------   ---------------
Total group pension products..................          84.2            102.2             249.3            270.8
                                                ---------------  ----------------  ---------------   ---------------

Total Premiums and Deposits...................  $    1,889.5     $    1,491.3      $    5,586.6      $   4,812.8
                                                ===============  ================  ===============   ===============

(1) Includes health insurance and reinsurance assumed.

First year premiums and deposits for individual insurance and annuity products for the first nine months of 1997 increased from the prior year's level by $732.4 million due to higher sales of individual annuities and variable and interest-sensitive life products. Renewal premiums and deposits increased by $62.9 million during the first nine months of 1997 over the prior year period as increases in the larger block of variable and interest-sensitive life and individual annuities policies were partially offset by decreases in traditional life policies and other product lines. Traditional life premiums and deposits for the first nine months of 1997 decreased from the prior year's comparable period by $25.9 million due to the decline in the traditional life book of business. The 44.6% increase in first year individual annuities premiums and deposits in 1997 over the prior year period included $688.6 million from a recently introduced line of retirement annuity products sold through both the career agency force and complementary distribution channels. First year variable and interest-sensitive life premiums and deposits for the first nine months of 1997 included $41.0 million of premiums and deposits from the sale of two large COLI cases. Management believes the strategic positioning of the Company's insurance operations continues to have a positive effect on premium growth. Particular emphasis will continue to be devoted to the support of the Company's needs based selling approach and the establishment of consultative financial services as the cornerstone of the sales process. Changes in agent recruitment and training practices have resulted in retention and productivity improvements which, in addition to strong increases in established agent productivity, are contributing to higher premiums.

Surrenders and Withdrawals - The following table summarizes Insurance Operations' surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuities' product lines.

                           Surrenders and Withdrawals
                                  (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997             1996              1997              1996
                                                ---------------  ----------------  ---------------   ---------------
Individual Insurance and Annuities'
  Product Lines:
Individual annuities..........................  $      650.5     $      507.4      $    1,814.0      $   1,706.1
Variable and interest-sensitive life..........         129.8             99.0             376.3            328.0
Traditional life..............................          91.4             76.6             288.8            263.1
                                                ---------------  ----------------  ---------------   ---------------

Total.........................................  $      871.7     $      683.0      $    2,479.1      $   2,297.2
                                                ===============  ================  ===============   ===============

Policy and contract surrenders and withdrawals increased $181.9 million during the first nine months of 1997 compared to the same period in 1996. Surrenders of variable and interest-sensitive life products increased by $48.3 million due to the increased size of the book of business. The $107.9 million increase in individual annuities surrenders was principally due to increased surrenders of Equi-Vest contracts as favorable market performance increased account values, consequently increasing surrender amounts with no significant increase in actual surrender rates. Surrenders and withdrawals in 1996 included $88.0 million paid in January 1996 for two small pension clients who terminated their contracts.

Investment Services

The  following  table  summarizes  the  results  of  operations  for  Investment
Services.

                               Investment Services
                                  (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997             1996              1997              1996
                                                ---------------  ----------------  ---------------   ---------------
Third party commissions and fees..............  $      235.7     $      216.0      $      707.8      $     628.1
Affiliate fees................................          13.7             31.6              72.0             93.7
Other income(1)...............................          44.1             19.4             362.1             96.5
                                                ---------------  ----------------  ---------------   ---------------
Total revenues................................         293.5            267.0           1,141.9            818.3
Total costs and expenses......................         193.7            198.2             748.9            591.5
                                                ---------------  ----------------  ---------------   ---------------
Earnings from Continuing Operations
  before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change.................  $       99.8     $       68.8      $      393.0      $     226.8
                                                ===============  ================  ===============   ===============

(1) Includes investment results and other items.

On June 10, 1997, Equitable Life sold EREIM to Lend Lease for $300.0 million in cash and a $100.0 million eight year note, subject to certain adjustments. Equitable Life entered into long-term advisory agreements whereby the businesses sold will continue to provide services to Equitable Life's General Account and Separate Accounts. The Equitable recognized a gain on this sale of $249.8 million (net of $2.3 million related state income tax). See Note 8 to Consolidated Financial Statements for further information. EREIM's results from operations continue to be included in Investment Services' results up to the date of sale.

Also during the second quarter 1997, Alliance wrote down the recorded value of goodwill and contracts associated with its acquisition of Cursitor by $120.9 million. This charge reflected Alliance management's view that Cursitor's continuing decline in assets under management and its reduced profitability, resulting from relative investment underperformance, no longer supported Cursitor's carrying value. Cursitor's assets under management declined from approximately $10.0 billion at the date of acquisition to $4.0 billion at September 30, 1997. At September 30, 1997, the Company owned approximately 58% of Alliance. The impact of Alliance's charge on the Company's net earnings was approximately $59.5 million.

For the first nine months of 1997, pre-tax earnings for Investment Services increased by $166.2 million from the year earlier period primarily due to the gain on the sale of EREIM and higher earnings for DLJ, partially offset by lower earnings at Alliance reflecting the effect of the abovementioned intangible assets write down. Total segment revenues increased $323.6 million. DLJ's earnings were higher in 1997 largely due to strong merger and acquisition activity, private fund capital raising assignments, higher investment banking fees and the growth in trading volume on most major exchanges. Other income also included a pre-tax gain of $252.1 million from the sale of EREIM in June 1997 and a gross gain of $20.6 million on the issuance of Alliance Units during the first quarter of 1996 in connection with the Cursitor transaction.

Total costs and expenses increased by $157.4 million for the first nine months of 1997 as compared to the comparable period in 1996 principally due to a $205.8 million increase at Alliance reflecting the aforementioned writedown of intangible assets at Alliance of $120.9 million and increases in compensation and other promotional expenses due to increased activity, offset by $50.5 million lower expenses for EREIM, sold in June 1997.

The following table summarizes results of operations by business unit.

                               Investment Services
                     Results of Operations by Business Unit
                                  (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997             1996              1997              1996
                                                ---------------  ----------------  ---------------   ---------------
Business Unit:
  DLJ(1)......................................  $      176.1     $       84.6      $      459.1      $     329.3
  Alliance....................................          67.4             50.4              58.7            144.5
  Equitable Real Estate(2)....................           -               10.1              14.8             26.6
  Gain on sale of EREIM(3)....................           -                -               249.8              -
  Consolidation/elimination(4)(5)(6)..........        (143.7)           (76.3)           (389.4)          (273.6)
                                                ---------------  ----------------  ---------------   ---------------
Earnings from Continuing Operations
  before Federal Income Taxes,
  Minority Interest and Cumulative
  Effect of Accounting Change(7)..............  $       99.8     $       68.8      $      393.0      $     226.8
                                                ===============  ================  ===============   ===============

(1) Excludes amortization expense of $1.0 million, $0.9 million, $3.1 million and $1.5 million for the third quarter and first nine months of 1997 and of 1996, respectively, on goodwill and intangible assets related to Equitable Life's acquisition of DLJ in 1985, which are included in consolidation/elimination.

(2) Includes results of operations through June 10, 1997, the sale date of EREIM to Lend Lease.

(3) Gain on sale of EREIM is net of $2.3 million related state income tax.

(4) Includes interest expense of $3.1 million, $2.8 million, $9.0 million and $8.9 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the third quarter and first nine months of 1997 and of 1996, respectively.

(5) Includes a gain of $6.7 million ($3.0 million recognized by Equitable Life and $3.7 million by the Holding Company) for the three and nine months ended September 30, 1997 on the issuance of additional DLJ shares. Also includes a gain of $16.9 million (net of $3.7 million related state income tax) for the nine months ended September 30, 1996 on issuance of Alliance Units to third parties upon the completion of the Cursitor transaction during the first quarter of 1996.

(6) Includes the Holding Company and third party interests in DLJ's net earnings, as well as taxes on the Company's equity interest in DLJ's pre-tax earnings of $142.6 million, $68.1 million, $361.9 million and $263.4 million for the third quarter and first nine months of 1997 and of 1996, respectively.

(7) Pre-tax minority interest in Alliance was $28.7 million, $21.2 million, $24.9 million and $61.0 million for the third quarter and first nine months of 1997 and of 1996, respectively.

DLJ - DLJ's earnings from operations for the first nine months of 1997 were $459.1 million, up $129.8 million from the comparable prior year period. Revenues increased $774.1 million to $3.31 billion primarily due to increased net investment income of $334.2 million, higher fee income of $223.2 million, higher commissions of $76.8 million and higher underwriting revenues of $62.8 million. DLJ's expenses were $2.85 billion for the first nine months of 1997, up $644.3 million from the comparable prior year period primarily due to higher interest expense of $213.0 million, $273.1 million increase in compensation and commissions and $31.6 million higher brokerage and exchange fees.

Substantially all of DLJ's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodation. DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving futures, forwards and options. DLJ's derivative activities are not as extensive as many of its competitors. Instead, DLJ's derivative activities consist of writing OTC options to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities and engaging in futures contracts on equity based indices, interest rate instruments and currencies, and issuing structured notes. DLJ's involvement in swap contracts and commodity derivative instruments is not significant. As a result, DLJ's involvement in derivatives products is related primarily to revenue generation through the provision of products to its clients as opposed to hedges against DLJ's own positions.

Options contracts are typically written for a duration of less than thirteen months. Revenues from these activities (net of related interest expense) were approximately $51.5 million and $51.2 million for the first nine months of 1997 and of 1996, respectively. Option writing revenues result primarily from the amortization of option premiums.

The notional value of written options contracts outstanding was approximately $5.8 billion and $7.5 billion at September 30, 1997 and 1996, respectively. The overall decrease in the notional value of all options was primarily due to decreases in customer activity related to foreign sovereign debt securities. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal.

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

Net trading losses on forward contracts were $(38.2) million and $(39.7) million and net trading (losses) gains on futures contracts were $(33.3) million and $20.9 million for the first nine months of 1997 and of 1996, respectively.

Treated as off-balance-sheet items, the notional contract and market values of the forward and futures contracts at September 30, 1997 and 1996 were as follows:

                                                   September 30, 1997                     September 30, 1996
                                           ----------------------------------    -----------------------------------
                                             Purchases            Sales            Purchases             Sales
                                           ---------------    ---------------    ---------------     ---------------
                                                                        (In Millions)
Forward Contracts
  (Notional Contract Value)..............  $   18,174         $    29,044        $    18,610         $   24,290
                                           ===============    ===============    ===============     ===============

Futures Contracts and Options on
  Futures Contracts (Market Value).......  $    1,724         $     2,664        $     2,653         $    3,546
                                           ===============    ===============    ===============     ===============

Structured notes are customized derivative instruments in which the amount of interest or principal paid on a debt obligation is linked to the return on specific cash market financial instruments. At September 30, 1997 and 1996, DLJ had issued long-term structured notes totaling $177.5 million and $216.2 million outstanding, respectively. DLJ covers its obligations on structured notes primarily by purchasing and selling the securities to which the value of its structured notes are linked.

Alliance - Alliance's earnings from operations for the first nine months of 1997 were $58.7 million, a decrease from the $144.5 million of earnings from the prior year's comparable period. Revenues totaled $695.5 million for the first nine months of 1997, an increase of $120.0 million from the comparable period in 1996, primarily due to increased investment advisory and service fees. Alliance's costs and expenses increased $205.8 million for the nine months ended September 30, 1997 primarily due to the abovementioned $120.9 million writedown of intangible assets and to increases of $44.9 million in promotion and servicing expenses and $31.0 million in employee compensation and benefits.

Equitable Real Estate - This business' earnings from operations included the results of EREIM through June 10, 1997, the date of sale. Equitable Real Estate's earnings from operations were $14.8 million for 1997 and its revenues were $91.6 million. Operating expenses totaled $76.8 million in 1997.

Fees From Assets Under Management - As the following table illustrates, third party clients continued to represent an important source of revenues and earnings.

                        Fees and Assets Under Management
                                  (In Millions)
                                                                                            At or For the
                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1997             1996              1997              1996
                                                ---------------  ----------------  ---------------   ---------------
Fees:
  Third Party.................................  $      204.4     $      186.5      $      611.8      $     537.9
  Equitable Life and the Holding
    Company Group.............................          12.0             28.6              62.6             84.7
                                                ---------------  ---------------   ---------------   ---------------
Total.........................................  $      216.4     $      215.1      $      674.4      $     622.6
                                                ===============  ================  ===============   ===============

Assets Under Management:
  Third Party(1)..............................                                     $   212,478       $  173,298
  Equitable Life and the Holding
    Company Group.............................                                          60,242           54,812
                                                                                   ---------------   ---------------
Total.........................................                                     $   272,720       $  228,110
                                                                                   ===============   ===============

(1) Included Separate Account assets under management, as well as assets managed on behalf of other AXA affiliates.

Fees from assets under management increased for the first nine months of 1997 from the prior year's comparable period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $40.05 billion primarily due to the market appreciation and mutual fund sales.

Fees received for assets under management by EREIM totaled $0.0 million, $94.1 million, $56.1 million and $153.3 million for the third quarter and first nine months of 1997 and 1996, respectively, of which $0.0 million, $63.7 million, $32.0 million and $96.6 million were received from third parties, respectively.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

The following table reconciles the consolidated balance sheet asset amounts to the amounts of General Account Investment Assets.

                General Account Investment Assets Carrying Values
                               September 30, 1997
                                  (In Millions)
                                                                                                       General
                                                  Balance                                              Account
                                                   Sheet            Closed                            Investment
Balance Sheet Captions:                            Total             Block          Other(1)            Assets
-------------------------------------------   -----------------  --------------  ---------------   -----------------
Fixed maturities:
  Available for sale....................... $    20,442.6        $   4,236.7     $     (127.8)     $   24,807.1
Mortgage loans on real estate..............       2,604.7            1,393.4              0.0           3,998.1
Equity real estate.........................       3,225.8              194.7            (17.8)          3,438.3
Policy loans...............................       2,436.8            1,715.2              0.0           4,152.0
Other equity investments...................         939.2               95.4              0.5           1,034.1
Other invested assets......................         901.8               88.6            865.6             124.8
                                            -------------------  --------------  ---------------   -----------------
  Total investments........................      30,550.9            7,724.0            720.5          37,554.4
Cash and cash equivalents..................       1,107.6              (79.0)           185.3             843.3
                                            -------------------  --------------  ---------------   -----------------

Total...................................... $    31,658.5        $   7,645.0     $      905.8          38,397.7
                                            ===================  ==============  ===============   =================

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

Writedowns on fixed maturities were $15.0 million and $26.7 million for the first nine months of 1997 and of 1996, respectively; writedowns on equity real estate during the first nine months of 1997 were $7.3 million. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first nine months of 1997 and of 1996.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------
September 30, 1997
Assets Outside of the Closed Block:
Beginning balances............................................  $     50.4         $      86.7        $     137.1
Additions.....................................................        27.7                71.5               99.2
Deductions(1).................................................       (26.5)              (35.2)             (61.7)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     51.6         $     123.0        $     174.6
                                                                ===============    ===============    ==============

Closed Block:
Beginning balances............................................  $     13.8         $       3.7        $      17.5
Additions.....................................................         7.1                 0.5                7.6
Deductions(1).................................................        (7.3)               (1.5)              (8.8)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     13.6         $       2.7        $      16.3
                                                                ===============    ===============    ==============

Total:
Beginning balances............................................  $     64.2         $      90.4        $     154.6
Additions.....................................................        34.8                72.0              106.8
Deductions(1).................................................       (33.8)              (36.7)             (70.5)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     65.2         $     125.7        $     190.9
                                                                ===============    ===============    ==============

September 30, 1996
Total:
Beginning balances............................................  $     83.9         $     264.1        $     348.0
SFAS No. 121 release(2).......................................         -                (152.4)            (152.4)
Additions.....................................................        62.4                42.3              104.7
Deductions(1).................................................       (19.6)              (88.4)            (108.0)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $    126.7         $      65.6        $     192.3
                                                                ===============    ===============    ==============

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

(2) As a result of the adoption of SFAS No. 121 at January 1, 1996, $152.4 million of allowances on assets held for investment were released and impairment losses of $149.6 million were recognized on real estate held and used.

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and the net amortized cost of the major categories of General Account Investment Assets at September 30, 1997 and the net amortized cost at December 31, 1996.

                        General Account Investment Assets
                              (Dollars In Millions)

                                                  September 30, 1997                             December 31, 1996
                              -----------------------------------------------------------   -----------------------------
                                                                                % of                            % of
                                                                  Net        Total Net          Net          Total Net
                                Amortized      Valuation       Amortized     Amortized       Amortized       Amortized
                                   Cost        Allowances         Cost          Cost            Cost            Cost
                              --------------- -------------   ------------- -------------   -------------   -------------
Fixed maturities(1).......... $   23,942.2    $               $  23,942.2        63.8%      $  21,711.6          62.1%
Mortgages....................      4,063.3          65.2          3,998.1        10.7           4,513.7          12.9
Equity real estate...........      3,564.0         125.7          3,438.3         9.2           3,518.6          10.1
Other equity investments.....      1,034.1           -            1,034.1         2.7             965.1           2.8
Policy loans.................      4,152.0           -            4,152.0        11.0           3,962.0          11.3
Cash and short-term
  investments(2).............        968.1           -              968.1         2.6             277.7           0.8
                              --------------- -------------   ------------- -------------   -------------   -------------
Total........................ $   37,723.7    $    190.9      $  37,532.8       100.0%      $  34,948.7         100.0%
                              =============== =============   ============= =============   =============   =============

(1) Excludes unrealized gains of $864.9 million and $432.9 million in fixed maturities classified as available for sale at September 30, 1997 and December 31, 1996, respectively.

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

Investment Results of General Account Investment Assets

                     Investment Results by Asset Category
                              (Dollars In Millions)

                                 Three Months Ended September 30,                      Nine Months Ended September 30,
                         --------------------------------------------------   --------------------------------------------------
                                  1997                      1996                       1997                      1996
                         ------------------------  ------------------------   ------------------------  ------------------------
                            (1)                       (1)                        (1)                       (1)
                           Yield       Amount        Yield       Amount         Yield      Amount         Yield       Amount
                         ---------- -------------  ---------- -------------   ------------------------  ---------- -------------
Fixed Maturities:
  Income..............      7.88%   $    457.7        7.93%   $     408.7        7.93%  $   1,340.1        7.92%   $  1,186.9
  Investment
    Gains/(Losses)....      0.64%         37.4        0.16%           8.2        0.49%         82.8        0.29%         43.3
                         ---------- -------------  ---------- -------------   ------------------------  ---------- -------------
  Total...............      8.52%   $    495.1        8.09%   $     416.9        8.42%  $   1,422.9        8.21%   $  1,230.2
  Ending Assets.......              $ 23,942.2                $  20,927.4               $  23,942.2                $ 20,927.4
Mortgages:
  Income..............      8.81%   $     90.0        8.89%   $     106.1        9.35%  $     298.5        8.88%   $    324.4
  Investment
    Gains/(Losses)....     (0.54)%        (5.5)      (0.66)%         (7.9)      (0.26)%        (8.5)      (1.62)%       (59.2)
                         ---------- -------------  ---------- -------------   ------------------------------------ -------------
  Total...............      8.27%   $     84.5        8.23%   $      98.2        9.09%  $     290.0        7.26%   $    265.2
  Ending Assets.......              $  3,998.1                $   4,720.7               $   3,998.1                $  4,720.7
Equity Real
  Estate (2):
  Income..............      2.55%   $     17.1        2.59%   $      20.0        2.50%  $      50.7        2.78%   $     65.0
  Investment
    Gains/(Losses)....     (7.31)%       (49.1)      (1.37)%        (10.6)      (3.15)%       (63.8)      (1.80)%       (42.0)
                         ---------- ------------- ----------- -------------   ------------------------------------ -------------
  Total...............     (4.76)%  $    (32.0)       1.22%   $       9.4       (0.65)% $     (13.1)       0.98%   $     23.0
  Ending Assets.......              $  2,602.2                $   3,069.4               $   2,602.2                $  3,069.4
Other Equity
  Investments:
  Income..............     25.44%   $     64.6       15.18%   $      35.9       17.66%  $     130.7       15.72%   $    106.3
  Investment
    Gains/(Losses)....      1.30%          3.3        0.17%            .4        1.31%          9.7        0.42%          2.8
                         ---------- ------------- ----------- -------------   ------------------------------------ -------------
  Total...............     26.74%   $     67.9       15.35%   $      36.3       18.97%  $     140.4       16.14%   $    109.1
  Ending Assets.......              $  1,034.1                $     930.2               $   1,034.1                $    930.2
Policy Loans:
  Income..............      7.02%   $     72.2        7.16%   $      70.1        6.97%  $     212.3        6.98%   $    202.5
  Ending Assets.......              $  4,152.0                $   3,946.1               $   4,152.0                $  3,946.1
Cash and Short-term
  Investments:
  Income..............      7.21%   $     13.5       10.65%   $      12.1        8.23%  $      37.8        8.62%   $     43.0
  Ending Assets.......              $    968.1                $     379.6               $     968.1                $    379.6
Total:
  Income..............      7.97%   $    715.1        7.73%   $     652.9        7.86%  $   2,070.1        7.69%   $  1,928.1
  Investment
    Gains/(Losses)....     (0.16)%       (13.9)      (0.12)%         (9.9)       0.07%         20.2       (0.22)%       (55.1)
                         ---------- ------------- ----------- -------------   ------------------------------------ -------------
  Total(3)............      7.81%   $    701.2        7.61%   $     643.0        7.93%  $   2,090.3        7.47%   $  1,873.0
  Ending Assets.......              $ 36,696.7                $  33,973.4               $  36,696.7                $ 33,973.4


(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.


(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate of $836.1 million and $838.4 million as of September 30, 1997 and 1996, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $12.4 million, $12.9 million, $38.2 million and $41.2 million for the three months and the nine months ended September 30, 1997 and 1996, respectively.

(3) Total yields are shown before deducting investment fees paid to investment managers (which include asset management, acquisition, disposition, accounting and legal fees). If such fees had been deducted, total yields would have been 7.54%, 7.33%, 7.65% and 7.20% for the three months and the nine months ended September 30, 1997 and 1996, respectively.

For the first nine months of 1997, General Account investment results were up $217.3 million from the year earlier period reflecting higher income on a larger asset base and investment gains as compared to losses in the prior year period. On an annualized basis, total investment yield increased to 7.93% from 7.47%. Investment income increased by $142.0 million or 7.4%, resulting in an increase in the annualized income yield to 7.86% from 7.69%. Excluding SFAS No. 121 related permanent impairment writedowns of $149.6 million and releases of valuation allowances totaling $152.4 million relating to equity real estate in 1996, additions to asset valuation allowances and writedowns of fixed maturities and equity real estate were $129.1 million in the first nine months of 1997 compared to $134.5 million in the first nine months of 1996.

Total investment results for fixed maturities increased $192.7 million or 15.7% for the first nine months of 1997 compared to the year earlier period. Investment income increased by $153.2 million reflecting a higher asset base, primarily from reinvesting nearly all available funds into fixed maturities. Investment gains were $82.8 million for the first nine months of 1997 compared to $43.3 million in 1996. Writedowns on fixed maturities were $15.0 million in the first nine months of 1997 as compared to $26.7 million in the comparable period of 1996. Total investment results on mortgages increased by $24.8 million or 9.4% in the first nine months of 1997 compared to the same period a year ago largely due to fewer additions to asset valuation allowances. Total investment results for equity real estate decreased $36.1 million during the first nine months of 1997 compared to the year earlier period reflecting a $21.8 million increase in investment losses largely due to higher additions to valuation allowances and a $14.3 million reduction in investment income primarily due to a declining asset base. Investment income on other equity investments increased by $28.7 million and $24.4 million during the three months and the nine months ended September 30, 1997, respectively, principally reflecting the strong equity market environment in the third quarter of 1997.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 75.0%, 24.3% and 0.7%, respectively, of the amortized cost of this asset category at September 30, 1997.

                       Fixed Maturities By Credit Quality
                              (Dollars In Millions)

                                            September 30, 1997                          December 31, 1996
               Rating Agency      ---------------------------------------    -----------------------------------------
NAIC            Equivalent          Amortized       % of     Estimated          Amortized       % of      Estimated
Rating          Designation            Cost        Total     Fair Value           Cost          Total     Fair Value
--------   ---------------------- --------------- --------- -------------    ---------------- ---------- -------------
1-2        Aaa/Aa/A and Baa...... $  20,773.7(1)     86.8%  $  21,477.4     $  18,994.8(1)       87.5%  $  19,334.0
3-6        Ba and lower..........     3,005.7(2)     12.5%      3,156.8         2,575.2(2)       11.9       2,665.7
                                  ------------  ----------- --------------  ------------      -----------------------

Subtotal........................     23,779.4        99.3%     24,634.2        21,570.0          99.4      21,999.7
Redeemable preferred stock
  and other.....................        162.8         0.7%        172.9           141.6           0.6         144.8
                                  ------------  ----------- --------------  ------------  ------------- -------------
Total...........................  $  23,942.2       100.0%  $  24,807.1     $  21,711.6         100.0%  $  22,144.5
                                  ============  =========== ==============  ============  ============= =============

(1) Includes Class B Notes with an amortized cost of $12.8 million and $67.0 million at September 30, 1997 and
    December 31, 1996, respectively.

(2) Includes Class B Notes with an amortized cost of $100.0 million.

At September 30, 1997, the Company held CMOs with an amortized cost of $2.43 billion, including $2.32 billion in publicly traded CMOs. About 57.7% of the public CMO holdings were collateralized by GNMA, FNMA and FHLMC securities. Approximately 34.6% of the public CMO holdings were in PAC bonds. At September 30, 1997, IO strips amounted to $0.3 million at amortized cost. There were no holdings of PO strips at that date. In addition, at September 30, 1997, the Company held $3.23 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $529.9 million of Aa or higher rated public asset backed securities, primarily backed by home equity mortgages, airline and other equipment, and credit card receivables.

                                Fixed Maturities
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                                  (In Millions)
                                                                                 September 30,       December 31,
                                                                                     1997                1996
                                                                                ----------------   -----------------

FIXED MATURITIES..............................................................  $   23,942.2       $    21,711.6
Problem fixed maturities......................................................          28.7                50.6
Potential problem fixed maturities............................................          16.7                  .5
Restructured fixed maturities(1)..............................................           2.5                 3.4

(1) Excludes restructured fixed maturities of $2.1 million and $2.5 million that are shown as problems at September 30, 1997 and December 31, 1996, respectively. No restructured fixed maturities are shown as potential problems at September 30, 1997 and December 31, 1996.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At September 30, 1997, commercial mortgages totaled $2.36 billion (57.9% of the amortized cost of the category), agricultural loans were $1.71 billion (42.0%) and residential loans were $2.6 million (0.1%).

                                    Mortgages
                 Problems, Potential Problems and Restructureds
                                 Amortized Cost
                              (Dollars In Millions)
                                                                                 September 30,       December 31,
                                                                                     1997                1996
                                                                                ----------------   -----------------
COMMERCIAL MORTGAGES..........................................................  $   2,355.3        $     2,901.2
Problem commercial mortgages..................................................         47.3                 11.3
Potential problem commercial mortgages........................................        149.4                425.7
Restructured commercial mortgages(1)..........................................        223.5                269.3
VALUATION ALLOWANCES..........................................................         65.2                 64.2

AGRICULTURAL MORTGAGES........................................................  $   1,705.4        $     1,672.7
Problem agricultural mortgages................................................         17.8                  5.4
Potential problem agricultural mortgages......................................          -                    -
Restructured agricultural mortgages...........................................          1.2                  2.0
VALUATION ALLOWANCES..........................................................          -                    -

(1) Excludes restructured commercial mortgages of $38.3 million and $1.7 million that are shown as problems at September 30, 1997 and December 31, 1996, respectively, and excludes $27.7 million and $229.5 million of restructured commercial mortgages that are shown as potential problems at September 30, 1997 and December 31, 1996, respectively.

Problem commercial mortgages increased by $36.0 million from December 31, 1996 to September 30, 1997 as previously identified potential problem loans became delinquent. Potential problem loans declined as mortgages were reclassified to performing status or to problem. During the first nine months of 1997, the amortized cost of foreclosed commercial mortgages totaled $153.5 million with a $1.5 million reduction in amortized cost required at the time of foreclosure.

The original weighted average coupon rate on the $223.5 million of restructured mortgages was 9.7%. As a result of these restructurings, the restructured weighted average coupon rate was 8.5% and the restructured weighted average cash payment rate was 7.9%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the nine months ended September 30, 1997 was $2.1 million.

At September 30, 1997, the $47.3 million of problem commercial mortgages were all classified as retail type properties. Their distribution by state was: New York ($43.2 million or 91.3%) and Mississippi ($4.1 million or 8.7%). Potential problem commercial mortgages were classified by property type as: retail ($108.0 million or 72.3%), industrial ($18.8 million or 12.6%), office ($16.7 million or 11.2%), hotel ($4.4 million or 2.9%) and apartment ($1.5 million or 1.0%). By state, their distribution was: New York ($58.8 million or 39.4%), Massachusetts ($26.8 million or 17.9%), Puerto Rico ($18.7 million or 12.5%), Pennsylvania ($18.5 million or 12.4%), and Virginia ($16.3 million or 10.9%). No other state had 5.0% or more of the total.

At September 30, 1997 and 1996, management identified impaired commercial loans as defined under SFAS No. 114 with a carrying value of $249.7 million and $562.6 million, respectively. The provision for losses for these impaired mortgage loans was $60.9 million and $111.0 million at September 30, 1997 and 1996, respectively. Income earned on these loans in the first nine months of 1997 and of 1996 was $19.9 million and $39.5 million, respectively, including cash received of $17.6 million and $34.1 million, respectively.

For the first nine months of 1997, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $319.1 million. In addition, during the first nine months of 1997, $368.8 million of commercial mortgage loan maturity payments were scheduled, of which $173.2 million were paid as due. Of the amount not paid, $125.3 million were foreclosed, $59.9 million were granted short term extensions of up to six months, $4.6 million were extended for a weighted average of 3.0 years at a weighted average interest rate of 9.7% and $5.8 million were delinquent or in default for non-payment of principal.

Equity Real Estate. As of September 30, 1997, on the basis of amortized cost, the equity real estate category included $2.49 billion (or 69.7%) acquired as investment real estate and $1.08 billion (or 30.3%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

Real estate properties with amortized costs of $251.8 million and $294.6 million were sold during the first nine months of 1997 and of 1996, respectively. In the first nine months of 1997 and 1996, respectively, gains of $13.5 million and losses of $.2 million were recognized on equity real estate which was sold.

At September 30, 1997 and 1996, respectively, allowances totaling $125.7 million and $65.6 million were held on properties identified as available for sale with amortized costs of $510.9 million and $411.4 million.

At September 30, 1997, the vacancy rate for the Company's office properties was 12.4% in total, with a vacancy rate of 9.2% for properties acquired as investment real estate and 22.1% for properties acquired through foreclosure. The national commercial office vacancy rate was 11.2% (as of June 30, 1997) as measured by CB Commercial.

LIQUIDITY AND CAPITAL RESOURCES

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. Equitable Life uses this program from time to time in its liquidity management. At September 30, 1997, there were no amounts outstanding under either the commercial paper program or the revolving credit facility.

DLJ continues to be active in raising additional capital. In April 1997, DLJ commenced a program for the offering of up to $300.0 million of medium-term notes under a shelf registration statement. At September 30, 1997, DLJ had $200.0 million fixed rate notes outstanding under this shelf registration statement with a weighted average rate of 6.45%. DLJ has entered into interest rate swap transactions to convert $190.0 million of such notes into floating rate notes based upon LIBOR. At September 30, 1997, the weighted average effective interest rates on these notes was 5.89%. In June 1997, DLJ filed a shelf registration statement which enables DLJ to issue from time to time up to $1.0 billion in aggregate principal amount of senior or subordinated debt securities. In September 1997, DLJ commenced a program under such shelf registration for the offering of up to $500.0 million medium-term notes due nine months or more from the date of issuance. At September 30, 1997, there were $150.0 million notes outstanding under this program at a fixed rate of 6.90%. Additionally, in September 1997, DLJ issued $350.0 million global floating rate notes from the $1.0 billion shelf registration statements, bearing interest at a floating rate equal to LIBOR plus 0.25% and maturing in September 2002. The notes are redeemable by DLJ in whole or in part on or after September 2000. On August 8, 1997, DLJ converted its $28.8 million aggregate principal amount of 5% junior subordinated convertible debentures into 685,204 shares of DLJ common stock. During the third quarter of 1996, DLJ completed an offering from a shelf registration of $200.0 million of 8.42% mandatorily redeemable preferred stock, redeemable in whole or in part, at DLJ's option, on or after August 31, 2001.

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

Consolidated Cash Flows

The net cash provided by operating activities was $784.4 million for the nine months ended September 30, 1997 compared to $447.0 million for the nine months ended September 30, 1996.

Net cash used by investing activities was $389.6 million for the nine months ended September 30, 1997 as compared to $314.3 million for the same period in 1996. In 1997, investment purchases exceeded sales, maturities, repayments and return of capital by $604.5 million. The EREIM sale produced net proceeds of approximately $261.0 million. Discontinued operations reduced its outstanding loans from continuing operations by $336.2 million during the first nine months of 1997. In the 1996 period, investment purchases exceeded sales, maturities, repayments and return of capital by approximately $1.09 billion. Discontinued operations repaid $827.0 million of loans from continuing operations during the first nine months of 1996.

Net cash provided by financing activities was $174.0 million for the nine months ended September 30, 1997 as compared to net cash used by financing activities of $379.2 million in the first nine months of 1996. There was a net increase of $638.7 million in short-term financings for the nine months ended September 30, 1997. Withdrawals from General Account policyholders' account balances exceeded deposits by $390.7 million. In the first nine months of 1996, withdrawals from policyholders' account balances exceeded deposits by $437.3 million partially offseting this outflow was a net increase of $195.3 million in short-term financings at Equitable Life.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first nine months of 1997 of $568.8 million to $1.11 billion.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

There have been no material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1996 except as set forth in Note 10 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended September 30, 1997.


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


Date:    November 11, 1997     THE EQUITABLE LIFE ASSURANCE SOCIETY
                                OF THE UNITED STATES



                               By:          /s/Stanley B. Tulin
                                    ------------------------------------------
                                    Name:   Stanley B. Tulin
                                    Title:  Senior Executive Vice President
                                            and Chief Financial Officer


Date:    November 11, 1997                  /s/Alvin H. Fenichel
                                    ------------------------------------------
                                    Name:   Alvin H. Fenichel
                                    Title:  Senior Vice President and Controller