Form 10-Q
period 1998-06-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1998-08-13
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998                  Commission File No. 0-25280
--------------------------------------------------------------------------------


            The Equitable Life Assurance Society of the United States
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     New York                                 13-5570651
------------------------------------------------- ------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification No.)


 1290 Avenue of the Americas, New York, New York                10104
------------------------------------------------- ------------------------------
     (Address of principal executive offices)                  (Zip Code)


 Registrant's telephone number, including area code             (212) 554-1234
                                                        ------------------------


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
                                                          Yes   X    No
                                                               ----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Shares Outstanding
              Class                                   at August 11, 1998
-----------------------------------------------   ------------------------------

  Common Stock, $1.25 par value                            2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                     Page #

PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                   Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997...........      3
                   Consolidated Statements of Earnings for the Three Months and Six
                     Months Ended June 30, 1998 and 1997...........................................      4
                   Consolidated Statements of Shareholder's Equity for the Six Months
                     Ended June 30, 1998 and 1997..................................................      5
                   Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 1998 and 1997........................................................      6
                   Notes to Consolidated Financial Statements......................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................     16

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings..................................................................     32

Item 6:         Exhibits and Reports on Form 8-K...................................................     32

SIGNATURES.........................................................................................     33

PART I  FINANCIAL INFORMATION
              Item 1: Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30,           December 31,
                                                                                   1998                 1997
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    20,518.2        $    19,630.9
  Mortgage loans on real estate.............................................        2,498.4              2,611.4
  Equity real estate........................................................        2,386.5              2,495.1
  Policy loans..............................................................        1,998.0              2,422.9
  Other equity investments..................................................        1,039.1                951.5
  Investment in and loans to affiliates.....................................          822.0                731.1
  Other invested assets.....................................................          473.2                612.2
                                                                              -----------------    -----------------
      Total investments.....................................................       29,735.4             29,455.1
Cash and cash equivalents...................................................          660.0                300.5
Deferred policy acquisition costs...........................................        3,352.1              3,236.6
Amounts due from discontinued operations....................................          361.8                572.8
Other assets................................................................        2,885.7              2,687.4
Closed Block assets.........................................................        8,555.8              8,566.6
Separate Accounts assets....................................................       41,357.2             36,538.7
                                                                              -----------------    -----------------

Total Assets................................................................  $    86,908.0        $    81,357.7
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,750.4        $    21,579.5
Future policy benefits and other policyholders liabilities..................        4,662.1              4,553.8
Short-term and long-term debt...............................................        2,064.7              1,716.7
Other liabilities...........................................................        4,137.7              3,267.2
Closed Block liabilities....................................................        9,030.7              9,073.7
Separate Accounts liabilities...............................................       40,951.1             36,306.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................       81,596.7             76,497.2
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        3,105.8              3,105.8
Retained earnings...........................................................        1,647.5              1,235.9
Accumulated other comprehensive income......................................          555.5                516.3
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        5,311.3              4,860.5
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $    86,908.0        $    81,357.7
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                     ---------------------------------  ---------------------------------
                                                          1998              1997             1998              1997
                                                     ---------------   ---------------  ---------------   ---------------
                                                                                (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income........................  $      257.5      $     236.1      $      517.1      $      466.6
Premiums...........................................         142.6            141.0             289.1             292.8
Net investment income..............................         565.8            585.0           1,165.9           1,117.7
Investment gains, net..............................          33.2            261.0             105.6             280.9
Commissions, fees and other income.................         395.9            300.0             773.0             595.3
Contribution from the Closed Block.................          27.9             29.7              42.4              65.5
                                                     ---------------   ---------------  ---------------   ---------------
      Total revenues...............................       1,422.9          1,552.8           2,893.1           2,818.8
                                                     ---------------   ---------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances.........................................         283.4            331.5             582.9             644.2
Policyholders' benefits............................         258.2            227.5             520.4             482.4
Other operating costs and expenses.................         561.2            672.8           1,127.5           1,182.7
                                                     ---------------   ---------------  ---------------   ---------------
      Total benefits and other deductions..........       1,102.8          1,231.8           2,230.8           2,309.3
                                                     ---------------   ---------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income taxes and minority interest.......         320.1            321.0             662.3             509.5
Federal income taxes...............................          90.8            125.8             190.7             174.3
Minority interest in net income (loss) of
  consolidated subsidiaries........................          32.3            (27.3)             61.8              (4.7)
                                                     ---------------   ---------------  ---------------   ---------------
Earnings from continuing operations................         197.0            222.5             409.8             339.9
Discontinued operations, net of Federal income
  taxes............................................           1.3               .6               1.8              (2.7)
                                                     ---------------   ---------------  ---------------   ---------------

Net Earnings.......................................  $      198.3      $     223.1      $      411.6      $      337.2
                                                     ===============   ===============  ===============   ===============


                                See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDERS' EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year and end of period.........        3,105.8              3,105.8
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        1,235.9                798.7
Net earnings................................................................          411.6                337.2
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        1,647.5              1,135.9
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          516.3                177.0
Other comprehensive income..................................................           39.2                 93.2
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          555.5                270.2
                                                                              -----------------    -----------------

Total Shareholders' Equity, End of Period...................................  $     5,311.3        $     4,514.4
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       411.6        $       337.2
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          582.9                644.2
    Universal life and investment-type policy fee income....................         (517.1)              (466.6)
    Investment gains........................................................         (105.6)              (280.9)
    Change in Federal income tax payable....................................           44.9                158.7
    Other, net..............................................................          (50.1)               241.7
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          366.6                634.3
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,005.1              1,484.8
  Sales....................................................................         8,648.5              4,867.5
  Purchases.................................................................       (9,779.6)            (6,663.8)
  Decrease (increase) in short-term investments.............................          215.5               (145.4)
  Decrease in loans to discontinued operations..............................          300.0                269.1
  Sale of subsidiaries......................................................            -                  261.0
  Other, net................................................................         (393.3)              (316.3)
                                                                              -----------------    -----------------

Net cash used by investing activities.......................................           (3.8)              (243.1)
                                                                              -----------------    -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits................................................................          618.9                858.6
    Withdrawals.............................................................         (938.0)            (1,063.6)
  Increase in short-term financings.........................................          443.9                169.4
  Repayments of long-term debt..............................................           (6.3)                (5.8)
  Payment of obligation to fund accumulated deficit of discontinued
    operations..............................................................          (87.2)               (83.9)
  Other, net................................................................          (34.6)               (47.2)
                                                                              -----------------    -----------------

Net cash used by financing activities.......................................           (3.3)              (172.5)
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          359.5                218.7
Cash and cash equivalents, beginning of year................................          300.5                538.8
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $       660.0        $       757.5
                                                                              =================    =================

Supplemental cash flow information:
  Interest Paid.............................................................  $        84.5        $        53.8
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       186.7        $         -
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      The terms "second quarter 1998" and "second quarter 1997" refer to the three months ended June 30, 1998 and 1997, respectively. The terms "first half of 1998" and "first half of 1997" refer to the six months ended June 30, 1998 and 1997, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   NEW ACCOUNTING CHANGES AND PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires all derivatives to be recognized on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on its intended use. Derivatives not used in hedging activities must be adjusted to fair value through earnings. Changes in the fair value of derivatives used in hedging activities will, depending on the nature of the hedge, either be offset in earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in other comprehensive income until the hedged item affects earnings. For all hedging activities, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

      SFAS No. 133 requires adoption in fiscal years beginning after June 15, 1999 and permits early adoption as of the beginning of any fiscal quarter following issuance of the statement. Retroactive application to financial statements of prior periods is prohibited. The Company expects to adopt SFAS No. 133 effective January 1, 2000. Adjustments resulting from initial adoption of the new requirements will be reported in a manner similar to the cumulative effect of a change in accounting principle and will be reflected in net income or accumulated other comprehensive income based upon existing hedging relationships, if any. Management currently is assessing the impact of adoption, but does not expect that the Company's consolidated earnings or financial position will be significantly affected by Alliance's adoption of the new requirements.

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

 3)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $      384.5        $     137.1
      Additions charged to income...............................................         50.4               41.5
      Deductions for writedowns and asset dispositions..........................        (80.6)             (46.5)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      354.3        $     132.1
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       29.2        $      46.9
        Equity real estate......................................................        325.1               85.2
                                                                                 ---------------     ---------------
      Total..................................................................... $      354.3        $     132.1
                                                                                 ===============     ===============

      For the second quarter and first half of 1998 and of 1997, investment income is shown net of investment expenses of $64.3 million, $144.6 million, $84.0 million and $162.8 million, respectively.

      As of June 30, 1998 and December 31, 1997, fixed maturities classified as available for sale had amortized costs of $19,574.2 million and $18,759.7 million, respectively. Other equity investments included equity securities with carrying values of $443.0 million and $442.1 million and costs of $420.3 million and $408.4 million at these same respective dates.

      For the first half of 1998 and of 1997, proceeds received on sales of fixed maturities classified as available for sale amounted to $8,380.5 million and $4,711.4 million, respectively. Gross gains of $89.9 million and $76.7 million and gross losses of $47.0 million and $78.2 million were realized on these sales for the first half of 1998 and of 1997, respectively. Unrealized investment gains related to fixed maturities classified as available for sale increased by $72.8 million in the first half of 1998, resulting in a balance of $944.0 million at June 30, 1998.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                   June 30,          December 31,
                                                                                     1998                1997
                                                                                ---------------    -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with provision for losses.......................   $     151.2        $     196.7
      Impaired mortgage loans without provision for losses....................          17.0                3.6
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         168.2              200.3
      Provision for losses....................................................         (25.0)             (51.8)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $     143.2        $     148.5
                                                                                ===============    =================

      During the first half of 1998 and of 1997, respectively, the Company's average recorded investment in impaired mortgage loans was $188.5 million and $341.1 million. Interest income recognized on these impaired mortgage loans totaled $6.6 million and $9.3 million ($.9 million and $1.0 million recognized on a cash basis) for the first half of 1998 and 1997, respectively.

 4)   CLOSED BLOCK

      Summarized financial information for the Closed Block is as follows:

                                                                                  June 30,           December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,184.4 and $4,059.4)............................................. $     4,389.1        $     4,231.0
      Mortgage loans on real estate..........................................       1,444.1              1,341.6
      Policy loans...........................................................       1,662.5              1,700.2
      Cash and other invested assets.........................................         116.3                282.0
      Deferred policy acquisition costs......................................         725.7                775.2
      Other assets...........................................................         218.1                236.6
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,555.8        $     8,566.6
                                                                              =================    =================

      Liabilities
      Future policy benefits and other policyholders' account balances....... $     8,976.3        $     8,993.2
      Other liabilities......................................................          54.4                 80.5
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,030.7        $     9,073.7
                                                                              =================    =================

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Premiums and other income................ $      165.9      $     174.6      $      333.0      $      349.4
      Investment income (net of investment
        expenses of $5.4, $7.7, $10.8 and
        $14.8).................................        145.3            139.5             281.7             278.3
      Investment gains (losses), net...........          2.8              3.1              (1.9)              5.4
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................        314.0            317.2             612.8             633.1
                                                ---------------   ---------------  ---------------   ---------------

      Benefits and Other Deductions
      Policyholders' benefits and dividends....        267.5            265.8             544.8             536.8
      Other operating costs and expenses.......         18.6             21.7              25.6              30.8
                                                                  ---------------
                                                ---------------                    ---------------   ---------------
      Total benefits and other deductions......        286.1            287.5             570.4             567.6
                                                ---------------   ---------------  ---------------   ---------------

      Contribution from the Closed Block....... $       27.9      $      29.7      $       42.4      $       65.5
                                                ===============   ===============  ===============   ===============

      Investment valuation allowances amounted to $9.9 million and $18.5 million on mortgage loans and $22.1 million and $16.8 million on equity real estate at June 30, 1998 and December 31, 1997, respectively.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                  June 30,         December 31,
                                                                                    1998               1997
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        99.1      $        109.1
      Impaired mortgage loans without provision for losses...................            8.6                  .6
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................          107.7               109.7
      Provision for losses...................................................           (8.8)              (17.4)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        98.9      $         92.3
                                                                              =================  =================

      During the first half of 1998 and of 1997, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $108.8 million and $117.9 million. Interest income recognized on these impaired mortgage loans totaled $3.1 million and $4.5 million ($1.5 million and $1.8 million recognized on a cash basis) for the first half of 1998 and 1997, respectively.

 5)   DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                  June 30,           December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Mortgage loans on real estate.......................................... $       585.5        $       635.2
      Equity real estate.....................................................         819.8                874.5
      Other equity investments...............................................         161.3                209.3
      Other invested assets..................................................          56.7                152.4
                                                                              -----------------    -----------------
        Total investments....................................................       1,623.3              1,871.4
      Cash and cash equivalents..............................................         108.4                106.8
      Other assets...........................................................         234.7                243.8
                                                                              -----------------    -----------------
      Total Assets........................................................... $     1,966.4        $     2,222.0
                                                                              =================    =================

      Liabilities
      Policyholders liabilities.............................................. $     1,035.9        $     1,048.3
      Allowance for future losses............................................         290.0                259.2
      Amounts due to continuing operations...................................         361.8                572.8
      Other liabilities......................................................         278.7                341.7
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     1,966.4        $     2,222.0
                                                                              =================    =================

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Investment income (net of investment
        expenses of $18.0, $24.1, $37.5
        and $49.6)............................. $       50.5      $      43.5      $       78.5      $       78.4
      Investment gains (losses), net...........         27.6              1.0              33.2              (4.1)
      Policy fees, premiums and other
        income, net............................          -                -                 (.1)               .1
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         78.1             44.5             111.6              74.4

      Benefits and Other Deductions............         36.1             43.4              74.6              90.6
      Earnings credited (losses charged)
        to allowance for future losses.........         42.0              1.1              37.0             (16.2)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax loss from operations.............          -                -                 -                 -
      Pre-tax earnings from releasing (loss
        from strengthening) the allowance
        for future losses......................          2.0              1.0               2.7              (4.1)
      Federal income tax (expense) benefit.....          (.7)             (.4)              (.9)              1.4
                                                ---------------   ---------------  ---------------   ---------------
      Earnings (Loss) from Discontinued
        Operations............................. $        1.3      $        .6      $        1.8      $       (2.7)
                                                ===============   ===============  ===============   ===============

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed as of June 30, 1998 and 1997 resulted in management's decision to release the allowance by $2.7 million and strengthen the allowance by $4.1 million for the six months ended June 30, 1998 and 1997, respectively. This resulted in after-tax earnings of $1.8 million for the first half of 1998 and an after-tax charge of $2.7 million for the first half of 1997 to discontinued operations' results.

      Management believes the allowance for future losses at June 30, 1998 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

      Investment valuation allowances amounted to $3.5 million and $28.4 million on mortgage loans and $71.9 million and $88.4 million on equity real estate at June 30, 1998 and December 31, 1997, respectively.

      Impaired mortgage loans (as defined under SFAS No. 114) along with the related provision for losses were as follows:

                                                                                  June 30,         December 31,
                                                                                    1998               1997
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        66.4      $        101.8
      Impaired mortgage loans without provision for losses...................           62.5                  .2
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................          128.9               102.0
      Provision for losses...................................................           (2.3)              (27.3)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $       126.6      $         74.7
                                                                              =================  =================

      During the first half of 1998 and of 1997, discontinued operations' average recorded investment in impaired mortgage loans was $121.5 million and $92.6 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.0 million and $3.1 million ($3.4 million and $2.2 million recognized on a cash basis) in the first half of 1998 and 1997, respectively.

      Benefits and other deductions included $5.8 million, $15.9 million, $14.9 million and $29.7 million of interest expense related to amounts borrowed from continuing operations for the second quarter and first half of 1998 and of 1997, respectively.

 6)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 7)   ALLIANCE

      On June 30, 1997, Alliance reduced the recorded value of goodwill and contracts associated with its acquisition of Cursitor by $120.9 million. This charge reflected Alliance's view that Cursitor's continuing decline in assets under management and its reduced profitability, resulting from relative investment underperformance, no longer supported the carrying value of its investment. As a result, the Company's earnings from continuing operations before cumulative effect of accounting change for the second quarter and first half of 1997 included a charge of $59.5 million, net of a Federal income tax benefit of $10.0 million and minority interest of $51.4 million.

      In addition to its 1% general partnership interest in Alliance, at June 30, 1998, the Company owned approximately 56.8% of Alliance Units.

 8)   RESTRUCTURING COSTS

      During the first half of 1997, the Company recorded pre-tax provisions of $42.4 million, primarily for employee termination and exit costs. The amounts paid during the first half of 1998 totaled $11.1 million. At June 30, 1998, the liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $50.9 million.

 9)   LITIGATION

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

      In Dillon, the Court granted plaintiff's motion to withdraw his motion for class certification on May 20, 1998. Pursuant to a scheduling order issued by the Court on June 24, 1998, the trial of plaintiff's individual claims is scheduled to commence in March 1999. The Court has ordered mediation which the parties are currently scheduling.

      In Chaviano, on June 12, 1998, the Court granted defendants' motion for summary judgment dismissing plaintiff's claim for violation of Massachusetts securities laws, and denied defendants' motion to dismiss or for summary judgment as to the balance of the amended complaint. On June 26, 1998, the Court granted plaintiff's motion for leave to further amend the complaint, and denied plaintiff's motion for class certification.

      In Luther, the parties have agreed to settle the Luthers' claims on an individual basis, and are completing documentation of the settlement.

      In Brown, the court referred the case to mediation, which is pending.

      The U.S. Department of Labor has determined to take no further action regarding its investigation of Equitable Life's management of the Prime Property Fund.

      In National Gypsum, DLJSC appealed the Bankruptcy Court's January ruling to the U.S. District Court for the Northern District of Texas. On May 7, 1998, DLJSC and others were named as defendants in a second action filed in a Texas State Court brought by the NGC Settlement Trust. The allegations of this second Texas State Court action are substantially similar to those of the earlier class action pending in the State Court.

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

10)   BUSINESS SEGMENT INFORMATION

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Insurance Operations..................... $    1,048.4      $   1,004.9      $    2,133.4      $    1,981.9
      Investment Services......................        378.7            553.2             768.5             848.4
      Consolidation/elimination................         (4.2)            (5.3)             (8.8)            (11.5)
                                                ---------------   ---------------  ---------------   ---------------
      Total.................................... $    1,422.9      $   1,552.8      $    2,893.1      $    2,818.8
                                                ===============   ===============  ===============   ===============

      Earnings from Continuing
        Operations before Federal Income
        Taxes and Minority Interest
      Insurance Operations..................... $      214.3      $     122.7      $      435.1      $      249.5
      Investment Services......................        120.0            214.8             252.6             293.2
                                                ---------------   ---------------  ---------------   ---------------
        Subtotal...............................        334.3            337.5             687.7             542.7
      Corporate interest expense...............        (14.2)           (16.5)            (25.4)            (33.2)
                                                ---------------   ---------------  ---------------   ---------------
      Total.................................... $      320.1      $     321.0      $      662.3      $      509.5
                                                ===============   ===============  ===============   ===============

                                                                                  June 30,           December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Insurance Operations................................................... $    74,110.8        $    68,041.5
      Investment Services....................................................      13,103.0             13,719.8
      Consolidation/elimination..............................................        (305.8)              (403.6)
                                                                              -----------------    -----------------
      Total.................................................................. $    86,908.0        $    81,357.7
                                                                              =================    =================

11)   SALE OF SUBSIDIARIES

      On June 10, 1997, Equitable Life sold ERE to Lend Lease. The total purchase price was $400.0 million and consisted of $300.0 million in cash and a $100.0 million note maturing in eight years and bearing interest at the rate of 7.4%. Equitable Life recognized an investment gain of $162.4 million, net of Federal income tax of $87.4 million as a result of this transaction. Through June 10, 1997, the businesses sold reported combined revenues of $91.6 million and combined net earnings of $10.7 million.

12)   COMPREHENSIVE INCOME

      The components of comprehensive income for the second quarter 1998 and 1997 and the first half of 1998 and 1997 are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Net earnings............................. $      198.3      $     223.1      $      411.6      $      337.2
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.....         16.1            329.7              39.2              93.2
      Minimum pension liability adjustment.....          -                -                 -                 -
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive income...............         16.1            329.7              39.2              93.2
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income..................... $      214.4      $     552.8      $      450.8      $      430.4
                                                ===============   ===============  ===============   ===============

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


RESULTS OF OPERATIONS

The following table presents the results of operations outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance Operations analysis, which begins on page 17, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined results of operations unless noted otherwise. The Investment Services discussion begins on page 19.

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
Policy fee income and premiums................  $      565.8     $      551.1      $    1,139.2      $   1,108.5
Net investment income.........................         711.1            724.5           1,447.6          1,396.0
Investment gains, net.........................          36.0            264.1             103.7            286.3
Commissions, fees and other income............         396.1            300.6             773.0            595.6
                                                ---------------  ----------------  ---------------   ---------------
  Total revenues..............................       1,709.0          1,840.3           3,463.5          3,386.4

Total benefits and other deductions...........       1,388.9          1,519.3           2,801.2          2,876.9
                                                ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations
  before Federal income taxes and
  minority interest...........................         320.1            321.0             662.3            509.5
Federal income taxes..........................          90.8            125.8             190.7            174.3
Minority interest in net income (loss) of
  consolidated subsidiaries...................          32.3            (27.3)             61.8             (4.7)
                                                ---------------  ----------------  ---------------   ---------------

Earnings from Continuing Operations...........  $      197.0     $      222.5      $      409.8      $     339.9
                                                ===============  ================  ===============   ===============

Continuing Operations

Compared to the comparable 1997 period, the higher pre-tax results of continuing operations for the first half of 1998 reflected $185.6 million higher earnings for Insurance Operations, offset by a decline in earnings for Investment Services of $40.6 million. Investment Services results in the 1997 period were affected by the $249.8 million net gain recognized on the sale of ERE and the Company's share of Alliance's writedown of the carrying value of intangible assets associated with the Cursitor acquisition. Federal income taxes increased due to higher pre-tax results of operations and the 3.5% Federal tax on partnership gross income from the active conduct of a trade or business which was imposed on certain publicly traded limited partnerships, including Alliance, effective January 1, 1998. Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at Alliance.

Revenues for the first half of 1998 increased $77.1 million compared to the corresponding period in 1997 as a $177.4 million increase in commissions, fees and other income principally due to increased business activity within
Investment Services and higher investment results and higher policy fees in Insurance Operations more than exceeded the effects of the abovementioned 1997 ERE gain. Net investment income increased $51.6 million for the first half of 1998 primarily due to an increase of $67.0 million for Insurance Operations. Investment gains decreased by $182.6 million for the first half of 1998 as the year earlier period included a $252.1 million gross gain recognized on the sale of ERE during second quarter 1997. In the first half of 1998, $41.6 million in gross gains were recognized as a result of the exercise of Alliance and DLJ options and the conversion of DLJ restricted stock units. There was a $38.2 million increase in the 1998 period in investment gains on General Account Investment Assets. For the first half of 1998, total benefits and other deductions decreased by $75.7 million from the comparable period in 1997 principally due to declines of $39.3 million and $31.3 million for Investment Services and Insurance Operations, respectively.


COMBINED RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance Operations

The Closed Block is part of Insurance Operations. The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                                               Insurance Operations
                                                   (In Millions)

                                                                      Six Months Ended June 30,
                                                  ------------------------------------------------------------------
                                                                       1998
                                                  ------------------------------------------------
                                                       As             Closed                              1997
                                                    Reported           Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Policy fees, premiums and other income..........  $    879.0       $    333.0        $    1,212.0     $    1,162.7
Net investment income...........................     1,138.0            281.7             1,419.7          1,352.7
Investment gains (losses), net..................        74.0             (1.9)               72.1             34.1
Contribution from the Closed Block..............        42.4            (42.4)                -                -
                                                  -------------    --------------    -------------    --------------
  Total revenues................................     2,133.4            570.4             2,703.8          2,549.5
Total benefits and other deductions.............     1,698.3            570.4             2,268.7          2,300.0
                                                  -------------    --------------    -------------    --------------
Earnings from Continuing Operations
  before Federal Income Taxes and
  Minority Interest.............................  $    435.1       $      -          $      435.1     $      249.5
                                                  =============    ==============    =============    ==============

Insurance Operations' earnings for the first half of 1998 reflected an increase of $185.6 million from the year earlier period. Higher investment results, higher policy fees on variable and interest-sensitive life and individual annuity contracts and lower interest-credited on policyholders' account balances were offset by higher mortality.

Total revenues increased by $154.3 million primarily due to a $105.0 million increase in investment results, a $50.5 million increase in policy fees and a $18.6 million increase in commissions, fees and other income, offset by an $19.8 million decline in premiums. The increase in Insurance Operations investment results primarily resulted from a $67.0 million increase in investment income principally related to $59.8 million higher income on General Account Investment Assets primarily due to real estate and other equity investments and higher earnings on amounts invested in the Separate Account equity funds, partially offset by $13.8 million lower interest on declining borrowing by discontinued operations. Policy fee income rose to $517.1 million due to higher insurance and annuity account balances. The decrease in premiums principally was due to lower traditional life and individual health premiums.

Total benefits and other deductions for the first half of 1998 declined $31.3 million from the comparable 1997 period. A $61.7 million decrease in interest credited on policyholders' account balances resulted from moderately lower crediting rates on slightly lower General Account balances. The decline in policyholder account balances is primarily due to the single large COLI policy surrendered in the first quarter of 1998. There were $41.7 million of restructuring costs during the first half of 1997 and none in the 1998 period. Offsetting these reductions were increases of $46.4 million in policyholders' benefits primarily resulting from higher mortality experience and higher DAC amortization of $16.9 million due to higher margins.

Premiums and Deposits - The following table lists premiums and deposits, including universal life and investment-type contract deposits, for Insurance Operations' major product lines.

                                               Premiums and Deposits
                                                   (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Individual annuities
  First year..................................  $    1,294.9     $      746.5      $    2,276.1      $   1,393.8
  Renewal.....................................         366.1            344.3             734.4            684.6
                                                ---------------  ----------------  ---------------   ---------------
                                                     1,661.0          1,090.8           3,010.5          2,078.4
Individual life(1)
  First year recurring........................          56.8             48.4             107.2            105.0
  First year optional.........................          63.0             57.9             112.1            118.8
  Renewal.....................................         509.8            493.1           1,053.2          1,039.8
                                                ---------------  ----------------  ---------------   ---------------
                                                       629.6            599.4           1,272.5          1,263.6
Other(2)
  First year..................................           2.5              4.3               5.3              8.3
  Renewal.....................................          89.2             91.3             183.7            181.7
                                                ---------------  ----------------  ---------------   ---------------
                                                        91.7             95.6             189.0            190.0

Total first year..............................       1,417.2            857.1           2,500.7          1,625.9
Total renewal.................................         965.1            928.7           1,971.3          1,906.1
                                                ---------------  ----------------  ---------------   ---------------
Total individual insurance and
  annuity products............................       2,382.3          1,785.8           4,472.0          3,532.0

Total group pension products..................          84.6             84.3             175.4            165.1
                                                ---------------  ----------------  ---------------   ---------------

Total Premiums and Deposits...................  $    2,466.9     $    1,870.1      $    4,647.4      $   3,697.1
                                                ===============  ================  ===============   ===============

(1) Includes variable and interest-sensitive and traditional life products.

(2) Includes health insurance and reinsurance assumed.

First year premiums and deposits for individual insurance and annuity products for the first half of 1998 increased from prior year's level by $874.8 million primarily due to higher sales of individual annuities. Renewal premiums and deposits increased by $65.2 million during the first half of 1998 over the prior year period as increases in the larger block of individual annuities and variable and interest-sensitive life policies were partially offset by decreases in the traditional life product line. The 63.3% increase in first year individual annuities premiums and deposits in the first half of 1998 over the prior year period included a $579.8 million increase in sales of a line of retirement annuity products sold through expanded wholesale distribution channels, up from $162.1 million sold through that distribution channel in the first half of 1997. Compared with the first half of 1997, retail sales of individual annuities rose 24.6% to $1.53 billion in 1998.

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

                                        Individual Insurance and Annuities
                                    Surrenders and Withdrawals by Product Line
                                                 (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Individual annuities..........................  $      747.5     $      569.1      $    1,441.7      $   1,163.5
Variable and interest-sensitive life..........         135.1            123.3             832.4            246.5
Traditional life..............................          90.6             91.8             189.2            197.4
                                                ---------------  ----------------  ---------------   ---------------

Total.........................................  $      973.2     $      784.2      $    2,463.3      $   1,607.4
                                                ===============  ================  ===============   ===============

Policy and contract surrenders and withdrawals increased $855.9 million during the first half of 1998 compared to the same period in 1997 principally due to the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the remaining $294.1 million increase resulted from $278.2 million higher surrenders and withdrawals in the larger book of individual annuities and variable and interest-sensitive life policies.

Investment Services

The  following  table  summarizes  the  results  of  operations  for  Investment
Services.

                                                Investment Services
                                                   (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Third party commissions and fees..............  $      307.7     $      236.7      $      608.9      $     472.1
Affiliate fees(1).............................          17.2             27.6              30.8             58.3
Investment results and other income...........          53.8            288.9             128.8            318.0
                                                ---------------  ----------------  ---------------   ---------------
Total revenues................................         378.7            553.2             768.5            848.4
Total costs and expenses......................         258.7            338.4             515.9            555.2
                                                ---------------  ----------------  ---------------   ---------------
Earnings from Continuing Operations
  before Federal Income Taxes and
  Minority Interest...........................  $      120.0     $      214.8      $      252.6      $     293.2
                                                ===============  ================  ===============   ===============

(1)  Includes ERE in 1997.

On June 10, 1997, Equitable Life sold ERE to Lend Lease and entered into long-term advisory agreements whereby the businesses sold will continue to provide services to Equitable Life's General Account and Separate Accounts. The Company recognized a gross gain on this sale of $252.1 million (before deducting $2.3 million of related state income tax). Also during the second quarter 1997, Alliance wrote down the recorded value of goodwill and contracts associated with its acquisition of Cursitor by $120.9 million. The impact of Alliance's charge on the Company's 1997 net earnings was approximately $59.5 million.

For the first half of 1998, pre-tax earnings for Investment Services decreased by $40.6 million from the year earlier period as the combined effects on 1997 earnings of the aforementioned gain on sale of ERE and the Cursitor writedown were partially offset by higher earnings for Alliance and higher contributions to earnings from DLJ in 1998. Excluding the effects of the gain on sale of ERE, total segment revenues increased by $172.2 million. The $202.1 million increase in revenues at Alliance and DLJ's higher contributions to earnings more than compensated for the absence of $91.6 million of EREIM's 1997 revenues for the period prior to its sale. In the 1998 period, gains of $41.6 million were recognized primarily due to the issuance of Alliance Units upon the exercise of options and increases in DLJ capital from tax benefits from the exercise of options and conversion of restricted stock units. Total costs and expenses decreased by $39.3 million for the first half of 1998 as compared to the comparable period in 1997 as the aforementioned $120.9 million writedown of intangible assets at Alliance and EREIM's $76.8 million of operating expenses in the 1997 period were partially offset by the $148.8 million increase in Alliance costs related to 1998 business activity.

The following table summarizes results of operations by business unit.

                                                Investment Services
                                      Results of Operations by Business Unit
                                                   (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Business Unit:
  DLJ.........................................  $      214.4     $      152.0      $      416.4      $     283.0
  Alliance....................................          87.0            (62.8)            165.5             (8.7)
  Equitable Real Estate(1)....................           -                8.3               -               14.8
  Gain on sale of ERE(2)......................           -              249.8               -              249.8
  Consolidation/elimination(3)(5).............        (181.4)          (132.5)           (329.3)          (245.7)
                                                ---------------  ----------------  ---------------   ---------------
Earnings from Continuing Operations
  before Federal Income Taxes and
  Minority Interest(4)........................  $      120.0     $      214.8      $      252.6      $     293.2
                                                ===============  ================  ===============   ===============

(1) Includes results of operations through June 10, 1997, the sale date of ERE to Lend Lease.

(2)   Gain on the sale of ERE is net of $2.3 million related state income tax.

(3) Includes the Holding Company and third party interests in DLJ's net earnings, as well as taxes on the Company's equity interest in DLJ's pre-tax earnings of $244.7 million, $119.5 million, $400.5 million and $219.3 million for the second quarters and first halves of 1998 and of 1997, respectively.



(4) Includes the gain on the exercise of DLJ and Alliance options and the conversion of DLJ restricted stock units and an investment loss totaling $0.0 million and $34.1 million (net of $7.5 million of state taxes) for the second quarter and first half of 1998, respectively, as well as interest expense of $2.9 million and $5.9 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the second quarters and first halves of both 1998 and 1997, respectively.

(5) Pre-tax minority interest in Alliance was $37.1 million, $(26.7) million, $70.7 million and $(3.8) million for the second quarters and first halves of 1998 and of 1997, respectively.

DLJ - DLJ's pre-tax earnings from continuing operations for the first half of 1998 were $416.4 million, up $133.4 million from the comparable prior year period. Revenues increased $1.01 billion to $3.05 billion primarily due to increased net investment income of $469.5 million, higher underwriting revenues of $335.0 million, higher fee income of $251.0 million, higher commissions of $73.8 million and higher gains of $24.1 million on the corporate development portfolio, partially offset by $131.5 million lower trading revenues. DLJ's expenses were $2.63 billion for the first half of 1998, up $872.9 million from the comparable prior year period primarily due to a $451.2 million increase in compensation and commissions, higher interest expense of $286.9 million, and $19.4 million higher brokerage and exchange fees. Compensation costs for the first half of 1998 included a $29.0 million one-time provision for costs associated primarily with DLJ's plans for significant expansion in Europe.

DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving options, futures and forwards, structured products and swap agreements. DLJ's derivative activities are not as extensive as many of its competitors. Instead, DLJ has focused its derivative activities on writing OTC option contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities trading in futures contracts on equity based indices, interest rate instruments and currencies, entering into swap transactions and issuing structured products based on emerging market debt, other financial instruments and indices. DLJ's involvement in commodity derivative instruments is not significant. As a result, DLJ's involvement in derivatives products is related primarily to revenue generation through the provision of products to its clients as opposed to covers of DLJ's own positions. As part of DLJ's trading activities, including trading activities in the related cash instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements, as well as options on futures contracts. Such forward and futures contracts are entered into as part of DLJ's covering transactions and are generally not used for speculative purposes. Revenues from option contracts (net of related interest expense) were approximately $40.8 million and $42.2 million for the first half of 1998 and 1997, respectively. Option writing revenues are primarily from the amortization of option premiums. The notional value of written options contracts outstanding was approximately $7.9 billion and $6.5 billion at June 30, 1998 and 1997, respectively. The overall increase in the notional value of all options was primarily due to increases in customer activity related to U.S. government and mortgage-backed securities and currency forward contracts. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal. Net trading gains (losses) on forward contracts were $45.5 million and $(47.7) million and net trading losses on futures contracts were $(26.2) million and $(25.7) million for the first six months of 1998 and 1997, respectively. The notional contract and market values of the forward and futures contracts at June 30, 1998 and 1997 were as follows:

                                                     June 30, 1998                         June 30, 1997
                                           ----------------------------------    -----------------------------------
                                             Purchases            Sales            Purchases             Sales
                                           ---------------    ---------------    ---------------     ---------------
                                                                        (In Millions)
Forward Contracts
  (Notional Contract Value)..............  $    33,814        $     37,750       $     15,622        $    20,572
                                           ===============    ===============    ===============     ===============

Futures Contracts and Options on
  Futures Contracts (Market Value).......  $     1,555        $      3,437       $      2,669        $     5,668
                                           ===============    ===============    ===============     ===============

The notional (contract) value of swap agreements was approximately $2.11 billion and $533.8 million at June 30, 1998 and December 31, 1997, respectively.

Alliance - Alliance's pre-tax earnings from continuing operations for the first half of 1998 were $165.5 million, an increase from the $8.7 million loss from the prior year's comparable period. Revenues totaled $647.1 million for the first six months of 1998, an increase of $202.1 million from the comparable period in 1997, due to increased investment advisory and service fees. Alliance's costs and expenses increased $27.9 million for the first half of 1998 as the effect of the abovementioned $120.9 million writedown of intangible assets in 1997 was more than offset by higher promotion and servicing expenses of $70.6 million, an increase of $46.6 million in employee compensation and benefits and higher general and administrative expenses including costs related to Year 2000 compliance.

Fees From Assets Under Management - As the following table illustrates, third party clients represent the primary source of revenues and earnings.

                                         Fees and Assets Under Management
                                                   (In Millions)

                                                                                            At or For the
                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Fees:
  Third Party
    Unaffiliated third parties................  $      242.1     $      184.6      $      495.2      $     371.2
    Separate Accounts.........................          24.4             18.1              48.5             36.2
  Equitable...................................          14.8             22.9              25.2             50.6
                                                ---------------  ----------------  ---------------   ---------------
Total.........................................  $      281.3     $      225.6      $      568.9      $     458.0
                                                ===============  ================  ===============   ===============

Assets Under Management:
  Third Party
    Unaffiliated third parties................                                     $   227,152       $  162,565
    Separate Accounts.........................                                          38,034           31,333
  Equitable...................................                                          61,846           57,528
                                                                                   ---------------   ---------------
Total.........................................                                     $   327,032       $  251,426
                                                                                   ===============   ===============

Fees from assets under management increased for the first half of 1998 from the comparable 1997 period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $61.85 billion primarily due to market appreciation and mutual fund sales.

For the first half of 1997, fees received for assets under management by ERE totaled $94.1 million, of which $63.7 million was received from third parties.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

The discussion of the General Account portfolio analyzes the results of major investment asset categories, including the Closed Block's investments. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                                         General Account Investment Assets
                                         Carrying Values at June 30, 1998
                                                   (In Millions)

                                                                                                     General
                                                  Balance                                            Account
                                                   Sheet            Closed                          Investment
Balance Sheet Captions:                            Total             Block           Other          Assets(1)
--------------------------------------------- -----------------  --------------  ---------------   -------------
Fixed maturities:
  Available for sale(2).....................  $    20,518.2      $   4,389.1     $     (121.2)     $   25,028.5
Mortgage loans on real estate...............        2,498.4          1,444.1              -             3,942.5
Equity real estate..........................        2,386.5            132.7             (1.5)          2,520.7
Policy loans................................        1,998.0          1,662.5              -             3,660.5
Other equity investments....................        1,039.1             73.4               .3           1,112.2
Other invested assets.......................        1,295.2            (20.6)         1,030.1             244.5
                                              -----------------  --------------  ---------------   -------------
  Total investments.........................       29,735.4          7,681.2            907.7          36,508.9
Cash and cash equivalents...................          660.0            (69.5)           281.3             309.2
                                              -----------------  --------------  ---------------   -------------

Total.......................................  $    30,395.4      $   7,611.7     $    1,189.0      $   36,818.1
                                              =================  ==============  ===============   =============

(1) General Account Investment Assets are computed by adding the amounts in the Balance Sheet and Closed Block columns and subtracting the Other amounts.

(2) At June 30, 1998, the amortized cost of the General Account's available for sale fixed maturities portfolio was $23.84 billion compared with an estimated market value of $25.03 billion.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and the net amortized cost of the major categories of General Account Investment Assets at June 30, 1998 and the net amortized cost at December 31, 1997.

                                         General Account Investment Assets
                                               (Dollars In Millions)

                                                    June 30, 1998                                December 31, 1997
                              -----------------------------------------------------------   -----------------------------
                                                                                % of                            % of
                                                                  Net        Total Net          Net          Total Net
                                Amortized      Valuation       Amortized     Amortized       Amortized       Amortized
                                   Cost        Allowances         Cost          Cost            Cost            Cost
                              --------------- -------------   ------------- -------------   -------------   -------------
Fixed maturities(1).......... $   23,844.1    $      -        $  23,844.1        66.9%      $  22,914.5          65.0%
Mortgages....................      3,981.6          39.1          3,942.5        11.1           3,953.0          11.2
Equity real estate...........      2,867.9         347.2          2,520.7         7.1           2,637.8           7.5
Other equity investments.....      1,112.2           -            1,112.2         3.1           1,037.5           2.9
Policy loans.................      3,660.5           -            3,660.5        10.3           4,123.1          11.7
Cash and short-term
  investments................        553.7           -              553.7         1.5             607.6           1.7
                              --------------- -------------   ------------- -------------   -------------   -------------
Total........................ $   36,020.0    $    386.3      $  35,633.7       100.0%      $  35,273.5         100.0%
                              =============== =============   ============= =============   =============   =============

(1) Excludes unrealized gains of $1.19 billion and $1.07 billion in fixed maturities classified as available for sale at June 30, 1998 and December 31, 1997, respectively.

Investment Results of General Account Investment Assets

                                                         Investment Results by Asset Category
                                                                 (Dollars In Millions)

                                    Three Months Ended June 30,                           Six Months Ended June 30,
                         --------------------------------------------------   --------------------------------------------------
                                  1998                      1997                       1998                      1997
                         ------------------------  ------------------------   ------------------------  ------------------------
                            (1)                       (1)                        (1)                       (1)
                           Yield       Amount        Yield       Amount         Yield      Amount         Yield       Amount
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
Fixed Maturities:
  Income..............      7.82%   $    464.3        8.04%   $     446.5        7.82%  $     917.3        8.00%   $    882.4
  Investment
    Gains/(Losses)....      0.37%         21.6        0.25%          14.1        0.31%         36.7        0.42%         45.4
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
  Total...............      8.19%   $    485.9        8.29%   $     460.6        8.13%  $     954.0        8.42%   $    927.8
  Ending Assets.......              $ 23,844.1                $  22,541.3               $  23,844.1                $ 22,541.3
Mortgages:
  Income..............      8.71%   $     85.8        9.76%   $     103.8        9.30%  $     183.4        9.61%   $    208.5
  Investment
    Gains/(Losses)....      0.25%          2.5       (0.43)%         (4.6)      (0.23)%        (4.4)      (0.14)%        (3.0)
                         ---------- -------------  ---------- -------------   --------- -------------- ----------- -------------
  Total...............      8.96%   $     88.3        9.33%   $      99.2        9.07%  $     179.0        9.47%   $    205.5
  Ending Assets.......              $  3,942.5                $   4,174.4               $   3,942.5                $  4,174.4
Equity Real
  Estate (2):
  Income..............      7.19%   $     35.5        2.83%   $      19.4        6.19%  $      62.1        2.46%   $     33.6
  Investment
    Gains/(Losses)....      0.81%          4.0       (0.61)%         (4.2)       0.65%          6.5       (1.08)%       (14.7)
                         ---------- ------------- ----------- -------------   --------- --------------- ---------- -------------
  Total...............      8.00%   $     39.5        2.22%   $      15.2        6.84%  $      68.6        1.38%   $     18.9
  Ending Assets.......              $  1,978.1                $   2,771.5               $   1,978.1                $  2,771.5
Other Equity
  Investments:
  Income..............     14.96%   $     41.0       17.63%   $      42.4       14.79%  $      79.6       12.15%   $     58.3
  Investment
    Gains/(Losses)....      2.89%          7.9        2.74%           6.6        6.22%         33.5        1.33%          6.4
                         ---------- ------------- ----------- -------------   --------- --------------- ---------- -------------
  Total...............     17.85%   $     48.9       20.37%   $      49.0       21.01%  $     113.1       13.48%   $     64.7
  Ending Assets.......              $  1,112.2                $     985.1               $   1,112.2                $    985.1
Policy Loans:
  Income..............      6.32%   $     57.6        7.00%   $      71.1        6.70%  $     127.5        6.96%   $    140.1
  Ending Assets.......              $  3,660.5                $   4,078.4               $   3,660.5                $  4,078.4
Cash and Short-term
  Investments:
  Income..............      9.96%   $     16.5        7.78%   $      11.7       11.52%  $      37.1        9.85%   $     24.3
  Ending Assets.......              $    553.7                $     529.0               $     553.7                $    529.0
Total:
  Income..............      7.99%   $    700.7        7.98%   $     694.9        8.05%  $   1,407.0        7.79%   $  1,347.2
  Investment
    Gains/(Losses)....      0.41%         36.0        0.14%          11.9        0.42%         72.3        0.19%         34.1
                         ---------- ------------- ----------- -------------   --------- --------------- ---------- -------------
  Total(3)............      8.40%   $    736.7        8.12%   $     706.8        8.47%  $   1,479.3        7.98%   $  1,381.3
  Ending Assets.......              $ 35,091.1                $  35,079.7               $  35,091.1                $ 35,079.7

(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.


(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Depreciation totaled $7.8 million, $19.4 million, $20.9 million and $41.9 million for the three months and the six months ended June 30, 1998 and 1997, respectively.

(3) Total yields are shown before deducting investment fees paid to investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 8.19%, 7.82%, 8.20% and 7.70% for the three months and the six months ended June 30, 1998 and 1997, respectively.

Writedowns on fixed maturities were $23.9 million and $9.0 million for the first six months of 1998 and 1997, respectively; writedowns on equity real estate during the first half of 1997 were $0.2 million. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first six months of 1998 and 1997.

                                         General Account Investment Assets
                                               Valuation Allowances
                                                   (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------
June 30, 1998
Beginning balances............................................  $     74.3         $     345.5        $     419.8
Additions.....................................................        11.7                46.6               58.3
Deductions(1).................................................       (46.9)              (44.9)             (91.8)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     39.1         $     347.2        $     386.3
                                                                ===============    ===============    ==============

June 30, 1997
Beginning balances............................................  $     64.2         $      90.4        $     154.6
Additions.....................................................        27.0                21.4               48.4
Deductions(1).................................................       (30.1)              (23.8)             (53.9)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     61.1         $      88.0        $     149.1
                                                                ===============    ===============    ==============


(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 74.2%, 25.0% and 0.8%, respectively, of the amortized cost of this asset category at June 30, 1998.

                                        Fixed Maturities By Credit Quality
                                               (Dollars In Millions)

                                              June 30, 1998                            December 31, 1997
               Rating Agency      ---------------------------------------   -----------------------------------------
  NAIC          Equivalent          Amortized       % of     Estimated         Amortized        % of      Estimated
 Rating         Designation            Cost        Total     Fair Value           Cost         Total     Fair Value
---------- ---------------------- --------------  --------- -------------   --------------    --------- --------------
    1-2    Aaa/Aa/A and Baa...... $  20,312.8        85.2%  $  21,414.6     $  19,488.9          85.0%  $  20,425.3
    3-6    Ba and lower..........     3,341.5(1)     14.0       3,390.6         3,294.9(2)       14.4       3,395.4
                                  ------------    --------- --------------  ------------      --------- -------------

Subtotal........................     23,654.3        99.2      24,805.2        22,783.8          99.4      23,820.7
Redeemable preferred stock
  and other.....................        189.8         0.8         223.3           130.7           0.6         166.2
                                  ------------    --------- --------------  ------------      --------- -------------
Total...........................  $  23,844.1       100.0%  $  25,028.5     $  22,914.5         100.0%  $  23,986.9
                                  ============    ========= ==============  ============      ========= =============



(1) Includes Class B Notes with an amortized cost of $89.6 million, eliminated in consolidation.

(2) Includes Class B Notes with an amortized cost of $95.2 million, eliminated in consolidation.


At June 30, 1998, the Company held CMOs with an amortized cost of $2.21 billion, including $2.09 billion in publicly traded CMOs. In addition, at June 30, 1998, the Company held $2.88 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $1.50 billion of public and private asset backed securities, primarily backed by home equity mortgages, airline and other equipment, and credit card receivables.

                                                 Fixed Maturities
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                                   (In Millions)

                                                                                   June 30,          December 31,
                                                                                     1998                1997
                                                                                ---------------    -----------------
FIXED MATURITIES..............................................................  $   23,844.1       $    22,914.5
Problem fixed maturities......................................................          64.8                31.0
Potential problem fixed maturities............................................          53.5                17.9
Restructured fixed maturities(1)..............................................           0.0                 1.8

(1) Excludes restructured fixed maturities of $2.1 million and $2.5 million that are shown as problems at June 30, 1998 and December 31, 1997.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At June 30, 1998, commercial mortgages totaled $2.23 billion (55.9% of the amortized cost of the category), agricultural loans were $1.75 billion (44.0%) and residential loans were $1.9 million (0.1%).

                                                     Mortgages
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                                   (In Millions)

                                                                                   June 30,          December 31,
                                                                                     1998                1997
                                                                                ---------------    -----------------
COMMERCIAL MORTGAGES..........................................................  $   2,228.2        $     2,305.8
Problem commercial mortgages..................................................          0.4                 19.3
Potential problem commercial mortgages........................................        147.8                180.9
Restructured commercial mortgages(1)..........................................        192.5                194.9

AGRICULTURAL MORTGAGES........................................................  $   1,751.5        $     1,719.2
Problem agricultural mortgages................................................         19.2                 12.2
Potential problem agricultural mortgages......................................          -                    -
Restructured agricultural mortgages...........................................          4.8                  1.1

(1) Excludes $19.6 million and $57.9 million of restructured commercial mortgages that are shown as potential problems at June 30, 1998 and December 31, 1997, respectively.

Potential problem loans declined primarily due to foreclosures. During the first six months of 1998, the amortized cost of foreclosed commercial mortgages totaled $38.1 million with a $33.5 million reduction in amortized cost required at the time of foreclosure.

The original weighted average coupon rate on the $192.5 million of restructured mortgages was 9.5%. As a result of these restructurings, the restructured weighted average coupon rate was 8.3% and the restructured weighted average cash payment rate was 8.2%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the first six months of 1998 was $1.3 million.

As of June 30, 1998, all of the problem mortgages were hotel properties located in New York. The distribution of potential problem commercial mortgages by property type was: retail ($114.9 million or 77.8%), industrial ($18.7 million or 12.7%), hotel ($12.4 million or 8.4%) and multi-family ($1.4 million or 0.9%). By state, their distribution was: New York ($63.6 million or 43.0%), Massachusetts ($26.8 million or 18.1%), Puerto Rico ($18.7 million or 12.7%) and Pennsylvania ($18.1 million or 12.2%). No other state had 5.0% or more of the total.

At June 30, 1998 and 1997, management identified impaired mortgage loans with carrying values of $228.8 million and $269.7 million, respectively. The provision for losses for these impaired mortgage loans was $33.8 million and $56.9 million at June 30, 1998 and 1997, respectively. Income earned on these loans in the first six months of 1998 and 1997 was $9.5 million and $13.7 million, respectively, including cash received of $7.7 million and $12.8 million, respectively.

For the first six months of 1998, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $27.5 million. In addition, during the first six months of 1998, $66.0 million of commercial mortgage loan maturity payments were scheduled, of which $23.5 million were paid as due. Of the amount not paid, $40.3 million were granted short term extensions of up to six months, $2.2 million were extended for a weighted average of 3.0 years at a weighted average interest rate of 8.0%.

Equity Real Estate. As of June 30, 1998, on the basis of amortized cost, the equity real estate category included $1.96 billion (or 68.4%) acquired as investment real estate and $905.8 million (or 31.6%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

Management announced in January 1998 plans to accelerate equity real estate sales over the next twelve to fifteen months. During the first half of 1998 and 1997, respectively, proceeds from the sale of equity real estate totaled $114.9 million and $113.1 million, with gains of $30.4 million and $4.4 million.

At June 30, 1998, the vacancy rate for the Company's office properties was 9.9% in total, with a vacancy rate of 7.4% for properties acquired as investment real estate and 20.3% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.5% (as of March 31, 1998) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of limited partnership interests managed by third parties ($624.6 million or 56.2% of the amortized cost of this portfolio at June 30, 1998) and other equity securities ($487.6 million or 43.8%). The other equity investments can create significant volatility in investment income since they predominantly are accounted for in accordance with the equity method that treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to the Company. Though not reported in General Account Investment Assets, the excess of Separate Account assets over Separate Accounts liabilities at June 30, 1998 of $404.2 million represented an investment by the General Account principally in equity securities. In July 1998, $261.7 million of amounts invested in the Separate Account equity funds were withdrawn and the proceeds were reinvested in General Account Investment Assets. Returns on all equity investments are very volatile and there can be no assurance recent performance will be sustained.

YEAR 2000

Year 2000 compliance efforts continue at Equitable Life, DLJ and Alliance with costs of $6.2 million, $23.0 million and $9.5 million, respectively, incurred during the first half of 1998.

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

In connection with DLJ's recent expansion, entry into new products and its move to new corporate headquarters, many of its newer installed communications and data processing systems are Year 2000 compliant. DLJ has undertaken a project to identify and modify non-Year 2000 compliant data processing systems and expects that most of its significant Year 2000 corrections should be tested and in production by the end of 1998. Full integration testing of these systems and testing of interfaces with third party providers will continue through 1999. The cost of DLJ's Year 2000 compliance project is estimated to be between $80 million and $90 million through the end of 1998, approximately $63 million of which had been incurred through June 30, 1998.

Alliance began addressing the Year 2000 compliance issue several years ago with the replacement or upgrading of certain computer systems and applications. During 1997, Alliance began a formal Year 2000 initiative, which established a structured and coordinated process to deal with the Year 2000 issue. Alliance has completed the assessment of the impact of the Year 2000 issues on its domestic and international computer systems and applications. Currently, management of Alliance expects the required modifications for the majority of its significant systems and applications that will be in use on January 1, 2000 will be completed and tested by the end of 1998. Full integration testing of these systems and testing of interfaces with third party vendors will continue through 1999. The current estimated cost of the initiative ranges from $35 million to $40 million. These costs consist principally of modification costs which will be expensed as incurred.

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


LIQUIDITY AND CAPITAL RESOURCES

In July 1998, DLJ sold an aggregate of 5 million shares of newly issued common stock to the Holding Company (1.8 million shares for $110.0 million), Equitable Life (1.5 million shares for $90.0 million) and AXA (1.7 million shares for $100.0 million). On an undiluted basis, the Holding Company's ownership percentage was approximately 40% and Equitable Life's was approximately 33% following these purchases.

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in June 2000. Equitable Life uses this program from time to time in its liquidity management. At June 30, 1998, $290.9 million was outstanding under the commercial paper program; no amount was outstanding under the revolving credit facility.

On March 16, 1998, members of the NAIC approved its Codification of Statutory Accounting Principles ("Codification") project. Codification provides regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. It is not possible to predict whether, in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

Consolidated Cash Flows

The net cash provided by operating activities was $366.6 million for the first half of 1998 compared to $634.3 million for the first half of 1997.

Net cash used by investing activities was $3.8 million for the first half of 1998 as compared to $243.1 million for the same period in 1997. Discontinued operations repaid $300.0 million of loans from continuing operations during the first half of 1998. In the 1998 period, investment purchases exceeded sales, maturities and repayments by $126.0 million. During the comparable period in 1997, investment purchases exceeded sales, maturities and repayments by $311.5 million. Discontinued operations reduced its outstanding loans from continuing operations by $269.1 million during the first six months of 1997.

Net cash used by financing activities was $3.3 million for the first half of 1998 as compared to $172.5 million for the same period in 1997. In the first half of 1998, withdrawals from General Account policyholders' account balances exceeded deposits by $319.1 million and continuing operations made an $87.2 million payment to settle its obligation to discontinued operations. Short-term financing, principally at Equitable Life, increased $443.9 million during 1998. Net cash used by financing activities during the first half of 1997 primarily resulted from withdrawals from General Account policyholders' account balances exceeding deposits by $205.0 million.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first half of 1998 of $359.5 million to $660.0 million.


FORWARD-LOOKING STATEMENTS

The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following: (i) the intensity of competition from other financial institutions; (ii) secular trends and the Company's mortality, morbidity, persistency and claims experience; (iii) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (iv) the Company's visibility in the market place and its financial and claims paying ratings; (v) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (vi) the volatile nature of the securities business, the future results of DLJ and Alliance and the potential losses that could result from DLJ's merchant banking activities as a result of its capital intensive nature; (vii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (viii) the volatility of returns from the Company's other equity investments; (ix) the Company's ability to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses; (x) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (xi) changes in accounting and reporting practices; (xii) the performance of others on whom the Company relies for distribution, investment management, reinsurance and other services; (xiii) the Company's access to adequate financing to support its future business and
(xiv) the effect of any future acquisitions.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1997, except as set forth in Note 9 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended June 30, 1998.


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


Date:    August 12, 1998            THE EQUITABLE LIFE ASSURANCE SOCIETY
                                    OF THE UNITED STATES


                                 By:      /s/Stanley B. Tulin
                                          --------------------------------------
                                          Name:   Stanley B. Tulin
                                          Title:  Vice Chairman and
                                                  Chief Financial Officer


Date:    August 12, 1998                  /s/Alvin H. Fenichel
                                          --------------------------------------
                                          Name:   Alvin H. Fenichel
                                          Title:  Senior Vice President
                                                  and Controller