Form 10-Q
period 1998-09-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1998-11-13
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1998            Commission File No. 0-25280
-------------------------------------------       ------------------------------


               The Equitable Life Assurance Society of the United
                States (Exact name of registrant as specified in
                                  its charter)


     1290 Avenue of the Americas, New York, New York                 10104
----------------------------------------------------------- --------------------
         (Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number, including area code           (212) 554-1234
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
                                                               Yes  x    No
                                                                   ----     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Shares Outstanding
              Class                                    at November 11, 1998
-----------------------------------------------    -----------------------------

  Common Stock, $1.25 par value                              2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                     Page #
PART I          FINANCIAL INFORMATION
Item 1:         Unaudited Consolidated Financial Statements
                   Consolidated Balance Sheets as of September 30, 1998 and
                  December 31, 1997................................................................      3
                   Consolidated Statements of Earnings for the Three Months and Nine
                  Months Ended September 30, 1998 and 1997.........................................      4
                   Consolidated Statements of Shareholder's Equity for the Nine Months
                  Ended September 30, 1998 and 1997................................................      5
                   Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1998 and 1997......................................................      6
                   Notes to Consolidated Financial Statements......................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................     17

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings..................................................................     34

Item 6:         Exhibits and Reports on Form 8-K...................................................     34

SIGNATURES.........................................................................................     35

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               September 30,        December 31,
                                                                                   1998                 1997
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    20,486.4        $    19,630.9
    Held to maturity, at amortized cost.....................................          135.5                  -
  Mortgage loans on real estate.............................................        2,552.0              2,611.4
  Equity real estate........................................................        2,106.5              2,495.1
  Policy loans..............................................................        2,050.2              2,422.9
  Other equity investments..................................................          683.4                951.5
  Investment in and loans to affiliates.....................................          916.5                731.1
  Other invested assets.....................................................          813.2                612.2
                                                                              -----------------    -----------------
      Total investments.....................................................       29,743.7             29,455.1
Cash and cash equivalents...................................................          666.9                300.5
Deferred policy acquisition costs...........................................        3,419.3              3,236.6
Amounts due from discontinued GIC Segment...................................          362.5                572.8
Other assets................................................................        3,643.5              2,687.4
Closed Block assets.........................................................        8,608.2              8,566.6
Separate Accounts assets....................................................       36,321.7             36,538.7
                                                                              -----------------    -----------------

Total Assets................................................................  $    82,765.8        $    81,357.7
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,847.6        $    21,579.5
Future policy benefits and other policyholders liabilities..................        4,688.6              4,553.8
Short-term and long-term debt...............................................        1,744.9              1,716.7
Other liabilities...........................................................        4,784.2              3,267.2
Closed Block liabilities....................................................        9,054.2              9,073.7
Separate Accounts liabilities...............................................       36,228.8             36,306.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................       77,348.3             76,497.2
                                                                              -----------------    -----------------

Commitments and contingencies (Note 9)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value; 2.0 million shares authorized
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        3,110.2              3,105.8
Retained earnings...........................................................        1,785.0              1,235.9
Accumulated other comprehensive income......................................          519.8                516.3
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        5,417.5              4,860.5
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $    82,765.8        $    81,357.7
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                       ---------------------------------  ---------------------------------
                                                            1998             1997              1998              1997
                                                       ---------------  ----------------  ---------------   ---------------
                                                                                  (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income..........................  $      270.3     $      240.6      $      787.4      $     707.2
Premiums.............................................         147.1            137.2             436.2            430.0
Net investment income................................         508.4            579.5           1,674.3          1,697.2
Investment (losses) gains, net.......................          (6.7)           (10.6)             98.9            270.3
Commissions, fees and other income...................         354.5            302.2           1,127.5            897.5
Contribution from the Closed Block...................          24.0             30.1              66.4             95.6
                                                       ---------------  ----------------  ---------------   ---------------
      Total revenues.................................       1,297.6          1,279.0           4,190.7          4,097.8
                                                       ---------------  ----------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances...........................................         289.3            313.7             872.2            957.9
Policyholders' benefits..............................         244.1            235.9             764.5            718.3
Other operating costs and expenses...................         519.2            493.0           1,646.7          1,675.7
                                                       ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions............       1,052.6          1,042.6           3,283.4          3,351.9
                                                       ---------------  ----------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income taxes and minority interest.........         245.0            236.4             907.3            745.9
Federal income taxes.................................          78.2             63.1             268.9            237.4
Minority interest in net income of
  consolidated subsidiaries..........................          30.0             28.2              91.8             23.5
                                                       ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations..................         136.8            145.1             546.6            485.0
Discontinued operations, net of Federal income
  taxes..............................................            .7              (.2)              2.5             (2.9)
                                                       ---------------  ----------------  ---------------   ---------------

Net Earnings.........................................  $      137.5     $      144.9      $      549.1      $     482.1
                                                       ===============  ================  ===============   ===============




                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        3,105.8              3,105.8
Additional capital in excess of par value...................................            4.4                  -
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        3,110.2              3,105.8
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        1,235.9                798.7
Net earnings................................................................          549.1                482.1
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        1,785.0              1,280.8
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          516.3                177.0
Other comprehensive income..................................................            3.5                228.1
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          519.8                405.1
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     5,417.5        $     4,794.2
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       549.1        $       482.1
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          872.2                957.9
    Universal life and investment-type policy fee income....................         (787.4)              (707.2)
    Investment gains........................................................          (98.9)              (270.3)
    Change in Federal income taxes payable..................................           91.3                153.9
    Other, net..............................................................         (188.2)               168.0
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          438.1                784.4
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,722.0              2,019.7
  Sales....................................................................        13,115.4              7,608.6
  Purchases.................................................................      (15,006.2)           (10,281.2)
  Decrease (increase) in short-term investments.............................           65.0               (205.6)
  Decrease in loans to discontinued GIC Segment.............................          300.0                336.2
  Sale of subsidiaries......................................................            -                  261.0
  Other, net................................................................         (176.9)              (128.3)
                                                                              -----------------    -----------------

Net cash provided (used) by investing activities............................           19.3               (389.6)
                                                                              -----------------    -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits................................................................        1,066.8              1,026.9
    Withdrawals.............................................................       (1,314.2)            (1,417.6)
  Net change in short-term financings.......................................          313.6                638.7
  Repayments of long-term debt..............................................           (6.8)                (6.4)
  Payment of obligation to fund accumulated deficit of
    discontinued operations.................................................          (87.2)               (83.9)
  Other, net................................................................          (63.2)                16.3
                                                                              -----------------    -----------------

Net cash (used) provided by financing activities............................          (91.0)               174.0
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          366.4                568.8
Cash and cash equivalents, beginning of year................................          300.5                538.8
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $       666.9        $     1,107.6
                                                                              =================    =================

Supplemental cash flow information:
  Interest Paid.............................................................  $        99.7        $        73.0
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       211.0        $        70.0
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 1998" and "third quarter 1997" refer to the three months ended September 30, 1998 and 1997, respectively. The terms "first nine months of 1998" and "first nine months of 1997" refer to the nine months ended September 30, 1998 and 1997, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   ACCOUNTING CHANGES AND PRONOUNCEMENTS

      In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which amends existing accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement is effective for the first fiscal quarter beginning after December 15, 1998. This statement is not expected to have a material impact on the Company's consolidated financial statements.

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

 3)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $      384.5        $     137.1
      Additions charged to income...............................................         72.6               99.2
      Deductions for writedowns and asset dispositions..........................       (173.8)             (61.7)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      283.3        $     174.6
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       28.5        $      51.6
        Equity real estate......................................................        254.8              123.0
                                                                                 ---------------     ---------------
      Total..................................................................... $      283.3        $     174.6
                                                                                 ===============     ===============

      For the third quarter and first nine months of 1998 and 1997, investment income is shown net of investment expenses of $63.9 million, $208.5 million, $94.2 million and $257.0 million, respectively.

      As of September 30, 1998 and December 31, 1997, fixed maturities classified as available for sale had amortized costs of $19,611.7 million and $18,759.7 million, respectively. Fixed maturities in the held to maturity portfolio had estimated fair values that approximated amortized cost. Other equity investments included equity securities with carrying values of $117.7 million and $442.1 million and costs of $85.2 million and $408.4 million at these same respective dates.

      For the first nine months of 1998 and of 1997, proceeds received on sales of fixed maturities classified as available for sale amounted to $12,731.1 million and $7,235.1 million, respectively. Gross gains of $114.9 million and $125.8 million and gross losses of $72.4 million and $95.0 million were realized on these sales for the first nine months of 1998 and of 1997, respectively. Unrealized investment gains related to fixed maturities classified as available for sale increased by $3.5 million during the first nine months of 1998, resulting in a balance of $874.7 million at September 30, 1998.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                 September 30,       December 31,
                                                                                      1998               1997
                                                                                -----------------  -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with provision for losses.......................   $     126.2        $     196.7
      Impaired mortgage loans without provision for losses....................          16.4                3.6
                                                                                ----------------   -----------------
      Recorded investment in impaired mortgage loans..........................         142.6              200.3
      Provision for losses....................................................         (24.6)             (51.8)
                                                                                ================   =================
      Net Impaired Mortgage Loans.............................................   $     118.0        $     148.5
                                                                                ================   =================

      During the first nine months of 1998 and of 1997, respectively, the Company's average recorded investment in impaired mortgage loans was $177.1 million and $307.3 million. Interest income recognized on these impaired mortgage loans totaled $9.5 million and $13.3 million ($.9 million and $1.5 million recognized on a cash basis) for the first nine months of 1998 and of 1997, respectively.

 4)   CLOSED BLOCK

      Summarized financial information for the Closed Block is as follows:

                                                                               September 30,         December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,154.7 and $4,059.4)............................................. $     4,458.2        $     4,231.0
      Mortgage loans on real estate..........................................       1,577.4              1,341.6
      Policy loans...........................................................       1,652.4              1,700.2
      Cash and other invested assets.........................................          73.4                282.0
      Deferred policy acquisition costs......................................         630.5                775.2
      Other assets...........................................................         216.3                236.6
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,608.2        $     8,566.6
                                                                              =================    =================

      Liabilities
      Future policy benefits and other policyholders' account balances....... $     8,982.8        $     8,993.2
      Other liabilities......................................................          71.4                 80.5
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,054.2        $     9,073.7
                                                                              =================    =================

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Premiums and other income................ $      155.1      $     161.4      $      488.1      $      510.8
      Investment income (net of investment
        expenses of $4.7, $6.9, $15.5 and
        $21.3).................................        143.3            145.8             425.0             424.1
      Investment gains (losses), net...........           .3              (.4)             (1.6)              5.0
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................        298.7            306.8             911.5             939.9
                                                ---------------   ---------------  ---------------   ---------------

      Benefits and Other Deductions
      Policyholders' benefits and dividends....        252.8            258.7             797.6             795.5
      Other operating costs and expenses.......         21.9             18.0              47.5              48.8
                                                ---------------   ---------------  ---------------   ---------------
      Total benefits and other deductions......        274.7            276.7             845.1             844.3
                                                ---------------   ---------------  ---------------   ---------------

      Contribution from the Closed Block....... $       24.0      $      30.1      $       66.4      $       95.6
                                                ===============   ===============  ===============   ===============

      Investment valuation allowances amounted to $9.0 million and $18.5 million on mortgage loans and $23.4 million and $16.8 million on equity real estate at September 30, 1998 and December 31, 1997, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                               September 30,       December 31,
                                                                                    1998               1997
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        55.7      $        109.1
      Impaired mortgage loans without provision for losses...................            7.9                  .6
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................           63.6               109.7
      Provision for losses...................................................           (8.0)              (17.4)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        55.6      $         92.3
                                                                              =================  =================

      During the first nine months of 1998 and of 1997, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $97.5 million and $115.0 million. Interest income recognized on these impaired mortgage loans totaled $4.0 million and $6.7 million ($1.5 million and $2.8 million recognized on a cash basis) for the first nine months of 1998 and 1997, respectively.

 5)   DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                 September 30,         December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Mortgage loans on real estate.......................................... $       487.6        $       635.2
      Equity real estate.....................................................         730.4                874.5
      Other equity investments...............................................         130.2                209.3
      Other invested assets..................................................         271.6                152.4
                                                                              -----------------    -----------------
        Total investments....................................................       1,619.8              1,871.4
      Cash and cash equivalents..............................................          38.7                106.8
      Other assets...........................................................         224.1                243.8
                                                                              -----------------    -----------------
      Total Assets........................................................... $     1,882.6        $     2,222.0
                                                                              =================    =================

      Liabilities
      Policyholders liabilities.............................................. $     1,029.3        $     1,048.3
      Allowance for future losses............................................         298.1                259.2
      Amounts due to continuing operations...................................         362.5                572.8
      Other liabilities......................................................         192.7                341.7
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     1,882.6        $     2,222.0
                                                                              =================    =================

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Investment income (net of investment
        expenses of $15.8, $23.7, $53.3
        and $73.3)............................. $       46.3      $      49.9      $      124.8      $      128.3
      Investment gains (losses), net...........          1.5              (.4)             34.7              (4.5)
      Policy fees, premiums and other
        income, net............................          -                -                 (.1)               .1
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         47.8             49.5             159.4             123.9

      Benefits and Other Deductions............         35.3             40.8             109.9             131.4
      Earnings credited (losses charged)
        to allowance for future losses.........         12.5              8.7              49.5              (7.5)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax loss from operations.............          -                -                 -                 -
      Pre-tax earnings from releasing (loss
        from strengthening) the allowance
        for future losses......................          1.2              (.4)              3.9              (4.5)
      Federal income tax (expense) benefit.....          (.5)              .2              (1.4)              1.6
                                                ---------------   ---------------  ---------------   ---------------
      Earnings (Loss) from Discontinued
        Operations............................. $         .7      $       (.2)     $        2.5      $       (2.9)
                                                ===============   ===============  ===============   ===============

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed as of September 30, 1998 and 1997 resulted in management's decision to release the allowance by $3.9 million and strengthen the allowance by $4.5 million for the nine months ended September 30, 1998 and 1997, respectively. This resulted in after-tax earnings of $2.5 million for the first nine months of 1998 and an after-tax charge of $2.9 million for the first nine months of 1997.

      Management believes the allowance for future losses at September 30, 1998 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

      Investment valuation allowances amounted to $2.1 million and $28.4 million on mortgage loans and $49.6 million and $88.4 million on equity real estate at September 30, 1998 and December 31, 1997, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                               September 30,       December 31,
                                                                                    1998               1997
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        6.4       $       101.8
      Impaired mortgage loans without provision for losses...................           9.0                  .2
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................          15.4               102.0
      Provision for losses...................................................          (5.2)              (27.3)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $       10.2       $        74.7
                                                                              =================  =================

      During the first nine months of 1998 and of 1997, discontinued operations' average recorded investment in impaired mortgage loans was $95.0 million and $88.4 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.6 million and $4.6 million ($3.4 million and $3.5 million recognized on a cash basis) in the first nine months of 1998 and 1997, respectively.

      Benefits and other deductions included $5.8 million, $21.7 million, $12.7 million and $42.4 million of interest expense related to amounts borrowed from continuing operations for the third quarter and first nine months of 1998 and of 1997, respectively.

 6)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 7)   ALLIANCE

      On June 30, 1997, Alliance reduced the recorded value of goodwill and contracts associated with its acquisition of Cursitor by $120.9 million. This charge reflected Alliance's view that Cursitor's continuing decline in assets under management and its reduced profitability, resulting from relative investment underperformance, no longer supported the carrying value of its investment. As a result, the Company's earnings from continuing operations for the first nine months of 1997 included a charge of $59.5 million, net of a Federal income tax benefit of $10.0 million and minority interest of $51.4 million.

      In addition to its 1% general partnership interest in Alliance, at September 30, 1998, the Company owned approximately 56.8% of Alliance Units.

 8)   RESTRUCTURING COSTS

      During the first nine months of 1997, the Company recorded pre-tax provisions of $42.4 million, primarily for employee termination and exit costs. The amounts paid during the first nine months of 1998 totaled $16.8 million. At September 30, 1998, the $45.2 million of liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers.

 9)   LITIGATION

      There have been no new material legal proceedings and no material developments in matters which were previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1997, except as follows:

      On April 7, 1998, the Federal district court in Tampa, Florida entered an order preliminarily approving the settlement agreement relating to the Golomb, Malvin, Bowler, Bachman and Fletcher cases and conditionally certifying the settlement class. The order also deems filed an amended complaint that asserts on a nationwide basis claims of the kind previously made in the five pending cases. In October 1998, the court entered a judgment approving the settlement agreement and, in November, a member of the national class filed a notice of appeal of the judgment. This appeal delays the dismissal of the cases and Equitable Life's payment of cash benefits, apart from a modest payment in respect of administration fees, under the terms of the settlement agreement. Equitable Life intends to oppose the appeal.

      In Cole, the court on February 17, 1998, granted Equitable Life and EOC's motion for summary judgment dismissing the remaining claims of breach of contract and negligent misrepresentation. The court therefore denied plaintiffs' motion to certify the class. In April 1998, plaintiffs noticed their appeal from that decision and from the June 1996 decision, the appeal from which had been dismissed. This appeal has yet to be briefed and argued.

      In Duncan, plaintiffs moved for class certification in August 1998. Equitable Life opposed that motion and moved for summary judgment dismissing the amended petition in its entirety. Discovery regarding class certification issues is ongoing.

      In Bradley, in August 1998, EVLICO and EOC moved for summary judgment on all causes of action, and briefing continues on this motion. Briefing regarding plaintiff's motion for class certification is completed, although discovery regarding class certification issues is the subject of ongoing motion practice.

      In Dillon, the court granted plaintiff's motion to withdraw his motion for class certification on May 20, 1998. The parties have reached an agreement in principle to settle plaintiff's individual claims.

      In Franze, the parties are now engaged in class certification discovery.

      In Chaviano, on June 12, 1998, the court granted defendants' motion for summary judgment dismissing plaintiff's claim for violation of Massachusetts securities laws, and denied defendants' motion to dismiss or for summary judgment as to the balance of the amended complaint. On June 26, 1998, the court granted plaintiff's motion for leave to further amend the complaint, and denied plaintiff's motion for class certification. The parties have reached an agreement in principle to settle plaintiff's individual claims.

      In Luther, the parties have settled the Luthers' individual claims.

      In Brown, the court referred the case to mediation, which is pending.

      The U.S. Department of Labor has determined to take no further action regarding its investigation of Equitable Life's management of the Prime Property Fund.

      In the proceeding related to Alliance North American Government Income Trust, Inc., the U. S. Court of Appeals for the Second Circuit in October 1998 affirmed the Second Decision in part and reversed the Second Decision in part. The Court of Appeals affirmed the Second Decision insofar as it denied plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. The Court of Appeals reversed the Second Decision insofar as it denied plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk.

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

      In Harrah's Jazz, the proponents of the plan of reorganization filed a notice in the U.S. Bankruptcy Court for the Eastern District of Louisiana on October 30, 1998 indicating that the conditions to the plan of reorganization have been satisfied and that the plan of reorganization became effective as of October 30, 1998. Accordingly, the settlement of the litigation against DLJSC has become final and did not have a material effect on DLJ's results of operation or financial condition.

      In April 1998, DLJSC's motions for summary judgment were denied in a litigation commenced in March 1991 by Dayton Monetary Associates and Charles Davison, who, along with more than 200 other plaintiffs, filed several complaints against DLJSC and a number of other financial institutions and several individuals in the U.S. District Court for the Southern District of New York. The plaintiffs allege that DLJSC and other defendants violated civil provisions of RICO by inducing plaintiffs to invest over $40.0 million during the years 1978 through 1982 in The Securities Groups, a number of tax shelter limited partnerships. The plaintiffs seek recovery of the loss of their entire investment and an approximately equivalent amount of tax-related damages. Judgment for damages under RICO are subject to trebling. Discovery is complete. No trial date has been set by the court. DLJSC believes that it has meritorious defenses to the complaints and will continue to contest the suits vigorously. Although there can be no assurance, DLJ does not believe that the ultimate outcome of this litigation will have a material adverse effect on its consolidated financial condition and/or its results of operations in any particular period.

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

10)   BUSINESS SEGMENT INFORMATION

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Insurance Operations..................... $      970.2      $     990.0      $    3,103.6      $    2,971.9
      Investment Services......................        332.1            293.5           1,100.6           1,141.9
      Consolidation/elimination................         (4.7)            (4.5)            (13.5)            (16.0)
                                                ---------------   ---------------  ---------------   ---------------
      Total.................................... $    1,297.6      $   1,279.0      $    4,190.7      $    4,097.8
                                                ===============   ===============  ===============   ===============

      Earnings from Continuing
        Operations before Federal Income
        Taxes and Minority Interest
      Insurance Operations..................... $      171.0      $     152.6      $      606.1      $      402.1
      Investment Services......................         86.3             99.8             338.9             393.0
                                                ---------------   ---------------  ---------------   ---------------
        Subtotal...............................        257.3            252.4             945.0             795.1
      Corporate interest expense...............        (12.3)           (16.0)            (37.7)            (49.2)
                                                ---------------   ---------------  ---------------   ---------------
      Total.................................... $      245.0      $     236.4      $      907.3      $      745.9
                                                ===============   ===============  ===============   ===============

                                                                               September 30,         December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Insurance Operations................................................... $    70,791.4        $    68,041.5
      Investment Services....................................................      12,272.0             13,719.8
      Consolidation/elimination..............................................        (297.6)              (403.6)
                                                                              -----------------    -----------------
      Total.................................................................. $    82,765.8        $    81,357.7
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

12)  COMPREHENSIVE INCOME

     The components of comprehensive income for third quarter 1998 and 1997 and the first nine months of 1998 and 1997 are as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998              1997             1998              1997
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Net earnings............................. $      137.5      $     144.9      $      549.1      $      482.1
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.....        (35.7)           134.9               3.5             228.1
      Minimum pension liability adjustment.....          -                -                 -                 -
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive income...............        (35.7)           134.9               3.5             228.1
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income..................... $      101.8      $     279.8      $      552.6      $      710.2
                                                ===============   ===============  ===============   ===============

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis section ("MD&A") included in the Company's 1997 Report on Form 10-K.


RESULTS OF OPERATIONS

The following table presents the results of operations outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance Operations analysis, which begins on page 18, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined results of operations unless noted otherwise. The Investment Services discussion begins on page 20.

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
Policy fee income and premiums................  $      572.0     $      539.0      $    1,711.2      $   1,647.5
Net investment income.........................         651.7            725.3           2,099.3          2,121.3
Investment (losses) gains, net................          (6.4)           (11.0)             97.3            275.3
Commissions, fees and other income............         355.0            302.4           1,128.0            898.0
                                                ---------------  ----------------  ---------------   ---------------
  Total revenues..............................       1,572.3          1,555.7           5,035.8          4,942.1

Total benefits and other deductions...........       1,327.3          1,319.3           4,128.5          4,196.2
                                                ---------------  ----------------  ---------------   ---------------
Earnings from continuing operations
  before Federal income taxes and
  minority interest...........................         245.0            236.4             907.3            745.9
Federal income taxes..........................          78.2             63.1             268.9            237.4
Minority interest in net income of
  consolidated subsidiaries...................          30.0             28.2              91.8             23.5
                                                ---------------  ----------------  ---------------   ---------------

Earnings from Continuing Operations...........  $      136.8     $      145.1      $      546.6      $     485.0
                                                ===============  ================  ===============   ===============

Continuing Operations

Excluding the effect in the 1997 period of the $249.8 million net gain recognized on the sale of ERE and the Company's share of Alliance's writedown of the carrying value of intangible assets associated with the Cursitor acquisition, the higher pre-tax results of continuing operations for the first nine months of 1998 reflected higher earnings by Investment Services and Insurance Operations and lower Corporate interest expense. Federal income taxes increased due to higher pre-tax results of operations and the 3.5% Federal tax on partnership gross income from the active conduct of a trade or business which was imposed on certain publicly traded limited partnerships, including Alliance, effective January 1, 1998. Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at Alliance.

Revenues for the first nine months of 1998 increased $93.7 million compared to the corresponding period in 1997. A $230.0 million increase in commissions, fees and other income principally due to increased business activity within Investment Services during the first half of the year and $80.2 million higher policy fees for Insurance Operations more than offset the effects of the abovementioned 1997 ERE gain. Net investment income decreased $22.0 million for the first nine months of 1998 due the impact third quarter 1998 market volatility particularly on other equity investments in Insurance Operations. Investment gains decreased by $178.0 million for the first nine months of 1998 as the year earlier period's $252.1 million gross gain recognized on the sale of ERE was partially offset by $41.6 million in gross gains recognized as a result of the exercise of Alliance and DLJ options and the conversion of DLJ restricted stock units in the 1998 period. There also was a $43.0 million increase in 1998 investment gains on General Account Investment Assets. For the first nine months of 1998, total benefits and other deductions decreased by $67.7 million from the comparable period in 1997 principally due to a $71.5 million decline for Insurance Operations offset by $12.8 million higher operating expenses for Investment Services.


COMBINED RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance Operations

The Closed Block is part of Insurance Operations. The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                                               Insurance Operations
                                                   (In Millions)

                                                                   Nine Months Ended September 30,
                                                  ------------------------------------------------------------------
                                                                       1998
                                                  ------------------------------------------------
                                                       As             Closed                              1997
                                                    Reported           Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Policy fees, premiums and other income..........  $  1,335.7       $    488.1        $    1,823.8     $    1,729.7
Net investment income...........................     1,634.6            425.0             2,059.6          2,066.4
Investment gains (losses), net..................        66.9             (1.6)               65.3             20.1
Contribution from the Closed Block..............        66.4            (66.4)                -                -
                                                  -------------    --------------    -------------    --------------
  Total revenues................................     3,103.6            845.1             3,948.7          3,816.2
Total benefits and other deductions.............     2,497.5            845.1             3,342.6          3,414.1
                                                  -------------    --------------    -------------    --------------
Earnings from Continuing Operations
  before Federal Income Taxes and
  Minority Interest.............................  $    606.1       $      -          $      606.1     $      402.1
                                                  =============    ==============    =============    ==============

Insurance Operations' earnings for the first nine months of 1998 reflected an increase of $204.0 million from the year earlier period. Lower interest-credited on policyholders' account balances, higher policy fees on variable and interest-sensitive life and individual annuity contracts and higher investment gains were offset by higher mortality on a larger book of business.

Total revenues increased by $132.5 million primarily due to a $38.4 million increase in investment results, an $80.2 million increase in policy fees and a $30.4 million increase in commissions, fees and other income, offset by a $16.5 million decline in premiums. For the first nine months of this year, there was an overall increase in Insurance Operations investment results which primarily result from $51.8 million higher results on General Account Investment Assets principally due to higher returns on equity real estate partially offset by $20.7 million lower interest on reduced borrowings by discontinued operations. In the third quarter of 1998, investment income declined $73.8 million as compared to third quarter 1997 and by $55.7 million from the second quarter 1998 principally due to lower income on other equity investments. Policy fee income for the first nine months of 1998 rose $80.2 million to $787.4 million due to higher insurance and annuity account balances. The decrease in premiums during that same period principally was due to lower traditional life and individual health premiums.

Total benefits and other deductions for the first nine months of 1998 declined $71.5 million from the comparable 1997 period. An $85.8 million decrease in interest credited on policyholders' account balances resulted from moderately lower crediting rates on slightly lower General Account balances. The decline in policyholder account balances is primarily due to the single large COLI policy surrendered in the first quarter of 1998. DAC capitalization increased by $75.6 million. There were $41.7 million of restructuring costs during the first nine months of 1997 and none in the 1998 period. Offsetting these reductions were $75.1 million higher commission expenses due to increased sales, increases of $48.4 million in policyholders' benefits primarily resulting from higher death claims experience on a higher in force book of business and higher DAC amortization of $10.3 million due to higher margins including higher investment gains.

Premiums and Deposits - The following table lists premiums and deposits, including universal life and investment-type contract deposits, for Insurance Operations' major product lines.

                                               Premiums and Deposits
                                                   (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Individual annuities
  First year..................................  $    1,189.1     $      862.0      $    3,465.2      $   2,255.8
  Renewal.....................................         292.0            283.6           1,026.4            968.2
                                                ---------------  ----------------  ---------------   ---------------
                                                     1,481.1          1,145.6           4,491.6          3,224.0
Individual life(1)
  First year recurring........................          54.8             46.9             162.0            151.9
  First year optional.........................          49.4             43.6             161.5            162.4
  Renewal.....................................         491.8            479.3           1,545.0          1,519.1
                                                ---------------  ----------------  ---------------   ---------------
                                                       596.0            569.8           1,868.5          1,833.4
Other(2)
  First year..................................           2.0              4.4               7.3             12.7
  Renewal.....................................          97.7             85.5             281.4            267.2
                                                ---------------  ----------------  ---------------   ---------------
                                                        99.7             89.9             288.7            279.9

Total first year..............................       1,295.3            956.9           3,796.0          2,582.8
Total renewal.................................         881.5            848.4           2,852.8          2,754.5
                                                ---------------  ----------------  ---------------   ---------------
Total individual insurance and
  annuity products............................       2,176.8          1,805.3           6,648.8          5,337.3

Total group pension products..................         103.9             84.2             279.3            249.3
                                                ---------------  ----------------  ---------------   ---------------

Total Premiums and Deposits...................  $    2,280.7     $    1,889.5      $    6,928.1      $   5,586.6
                                                ===============  ================  ===============   ===============

(1) Includes variable and interest-sensitive and traditional life products.

(2) Includes health insurance and reinsurance assumed.

First year premiums and deposits for individual insurance and annuity products for the first nine months of 1998 increased from prior year's level by $1.21 billion primarily due to higher sales of individual annuities. Some slowdown in sales was experienced in the final weeks of third quarter 1998, which management believes resulted from adverse capital market conditions. Renewal premiums and deposits increased by $98.3 million during the first nine months of 1998 over the prior year period as increases in the larger block of individual annuities and variable and interest-sensitive life policies were partially offset by decreases in the traditional life product line. The 53.6% increase in first year individual annuities premiums and deposits in the first nine months of 1998 over the prior year period included a $847.8 million increase in sales of a line of retirement annuity products sold through expanded wholesale distribution channels, up from $354.9 million sold through that distribution channel in the first nine months of 1997. Compared with the first nine months of 1997, retail sales of individual annuities rose 19.0% to $2.26 billion in 1998.

Surrenders and Withdrawals - The following table summarizes Insurance Operations' surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuities' product lines.

                                            Surrenders and Withdrawals
                                                 (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Individual annuities..........................  $      626.1     $      650.5      $    2,067.8      $   1,814.0
Variable and interest-sensitive life..........         120.1            129.8             952.5            376.3
Traditional life..............................          83.5             91.4             272.7            288.8
                                                ---------------  ----------------  ---------------   ---------------

Total.........................................  $      829.7     $      871.7      $    3,293.0      $   2,479.1
                                                ===============  ================  ===============   ===============

Policy and contract surrenders and withdrawals increased $813.9 million during the first nine months of 1998 compared to the same period in 1997 principally due to the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the remaining $252.1 million increase resulted from higher surrenders and withdrawals in the larger book of individual annuities and variable and interest-sensitive life policies.

Investment Services

The  following  table  summarizes  the  results  of  operations  for  Investment
Services.

                                                Investment Services
                                                   (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Third party commissions and fees..............  $      308.1     $      235.7      $      917.0      $     707.8
Affiliate fees(1).............................          15.4             13.7              46.2             72.0
Investment results and other income...........           8.6             44.1             137.4            362.1
                                                ---------------  ----------------  ---------------   ---------------
Total revenues................................         332.1            293.5           1,100.6          1,141.9
Total costs and expenses......................         245.8            193.7             761.7            748.9
                                                ---------------  ----------------  ---------------   ---------------
Earnings from Continuing Operations
  before Federal Income Taxes and
  Minority Interest...........................  $       86.3     $       99.8      $      338.9      $     393.0
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

For the first nine months of 1998, pre-tax earnings for Investment Services decreased by $54.1 million from the year earlier period as the combined effects on 1997 earnings of the aforementioned gain on sale of ERE and the Cursitor writedown were partially offset by higher earnings for Alliance in 1998.
Excluding the effects of the gain on sale of ERE, total segment revenues increased by $210.8 million. The $275.8 million increase in revenues at Alliance more than compensated for the absence of $91.6 million of EREIM's 1997 revenues for the period prior to its sale. In the 1998 period, gains of $34.6 million were recognized primarily due to the issuance of Alliance Units upon the exercise of options and increases in DLJ capital from tax benefits from the exercise of options and conversion of restricted stock units. Total costs and expenses increased by $12.8 million for the first nine months of 1998 as compared to the comparable period in 1997 as the aforementioned $120.9 million writedown of intangible assets at Alliance and EREIM's $76.8 million of operating expenses in the 1997 period were more than offset by the $210.7 million increase in Alliance costs related to 1998 business activity.

The following table summarizes results of operations by business unit.

                                                Investment Services
                                      Results of Operations by Business Unit
                                                   (In Millions)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Business Unit:
  DLJ.........................................  $       40.7     $      176.1      $      457.1      $     459.1
  Alliance....................................          79.3             67.4             244.8             58.7
  Equitable Real Estate(1)....................           -                -                 -               14.8
  Gain on sale of ERE(2)......................           -                -                 -              249.8
  Consolidation/elimination(3)................         (33.7)          (143.7)           (363.0)          (389.4)
                                                ---------------  ----------------  ---------------   ---------------
Earnings from Continuing Operations
  before Federal Income Taxes and
  Minority Interest(4)........................  $       86.3     $       99.8      $      338.9      $     393.0
                                                ===============  ================  ===============   ===============

(1) Includes results of operations through June 10, 1997, the sale date of ERE to Lend Lease.

(2)  Gain on the sale of ERE is net of $2.3 million related state income tax.

(3) Includes the Holding Company and third party interests in DLJ's net earnings, as well as taxes on the Company's equity interest in DLJ's pre-tax earnings of $34.9 million, $142.6 million, $356.2 million and $361.9 million for the third quarters and first nine months of 1998 and of 1997, respectively.

(4) Includes the gain on the exercise of DLJ and Alliance options and the conversion of DLJ restricted stock units and an investment loss in the aggregate totaling $.2 million, $6.7 million, $34.1 million (net of $7.5 million of state taxes) and $6.7 million for the third quarters and first nine months of 1998 and 1997, respectively, as well as interest expense of $3.1 million and $9.2 million related to intercompany debt issued by intermediate holding companies payable to Equitable Life for the third quarters and first nine months of both 1998 and 1997, respectively.

(5) Pre-tax minority interest in Alliance was $37.1 million, $(26.7) million, $70.7 million and $(3.8) million for the third quarters and first nine months of 1998 and of 1997, respectively.

DLJ - DLJ's pre-tax earnings from continuing operations for the first nine months of 1998 were $457.1 million, down $2.0 million from the comparable prior year period. Revenues increased $808.9 million to $4.12 billion as net investment income increased $654.8 million, with higher underwriting revenues of $143.4 million principally in the first half of 1998, higher fee income of $358.6 million and higher commissions of $120.8 million. These increases were partially offset by dealer and trading losses of $99.7 million as compared to $332.2 million of trading gains for the 1997 period. This loss arose from the impact of trading losses and mark-to-market valuations of its fixed maturities as well as trading losses incurred in Russian and other emerging markets securities during third quarter 1998. DLJ's expenses were $3.66 billion for the first nine months of 1998, up $810.9 million from the comparable prior year period primarily due to higher interest expense of $382.3 million, $292.0 million increase in compensation and commissions, $56.7 million higher occupancy and equipment expenses and $24.4 million higher brokerage and exchange fees. Compensation costs for the first nine months of 1998 included a $29.0 million one-time provision for costs associated primarily with DLJ's plans for significant expansion in Europe.

DLJ enters into certain contractual agreements referred to as derivatives or off-balance-sheet financial instruments involving options, futures and forwards, and swap agreements. Substantially all of DLJ's activities related to derivatives are, by their nature, trading activities which are primarily for the purpose of customer accommodations. DLJ has focused its derivative activities on writing OTC option contracts to accommodate its customers' needs, trading in forward contracts in U.S. government and agency issued or guaranteed securities, foreign currencies, trading in futures contracts on equity based indices, interest rate instruments and currencies and entering into swap transactions. DLJ's involvement in commodity derivative instruments is not significant. As part of DLJ's trading activities, including trading activities in the related cash instruments, DLJ enters into forward and futures contracts primarily involving securities, foreign currencies, indices and forward rate agreements, as well as options on futures contracts. Such forward and futures contracts are entered into as part of DLJ's covering transactions and are generally not used for speculative purposes. DLJ enters into swap agreements to manage foreign currency, interest rate and equity risk.

Revenues from option contracts (net of related interest expense) were approximately $84.9 million and $51.5 million for the first nine months of 1998 and 1997, respectively. Option writing revenues are primarily from the amortization of option premiums. The notional value of written options contracts outstanding was approximately $9.0 billion and $5.8 billion at September 30, 1998 and 1997, respectively. The overall increase in the notional value of all options was primarily due to increases in customer activity related to U.S. government and mortgage-backed securities and currency forward contracts. Such written options contracts are substantially covered by various financial instruments that DLJ had purchased or sold as principal. Net trading losses on forward contracts were $21.9 million and $38.2 million and net trading losses on futures contracts were $64.7 million and $33.3 million for the first nine months of 1998 and 1997, respectively. The notional contract and market values of the forward and futures contracts at September 30, 1998 and 1997 were as follows:

                                                  September 30, 1998                     September 30, 1997
                                           ----------------------------------    -----------------------------------
                                             Purchases            Sales            Purchases             Sales
                                           ---------------    ---------------    ---------------     ---------------
                                                                        (In Millions)
Forward Contracts
  (Notional Contract Value)..............  $    39,729        $     42,528       $     19,899        $    30,769
                                           ===============    ===============    ===============     ===============

Futures Contracts and Options on
  Futures Contracts (Market Value).......  $     1,393        $      2,588       $      1,724        $     2,664
                                           ===============    ===============    ===============     ===============

The increase in the notional value of the forward contracts was attributed primarily to foreign currency contracts entered into by the newly formed foreign exchange desk in third quarter 1998. The notional (contract) value of swap agreements was approximately $6.0 billion at September 30, 1998. DLJ's involvement in swap contracts at September 30, 1997 was not significant.

The notional or contract amounts indicate the extent of DLJ's involvement in the derivative instruments. They do not measure DLJ's exposure to market or credit risk and do not represent the future cash requirements of such contracts.

DLJ's trading VAR was approximately $23 million and $11 million at September 30, 1998 and December 31, 1997, respectively. The value at risk increase at September 30, 1998 is due to the dramatic increase in volatility across a broad range of financial instruments. DLJ's VAR for non-trading market risk sensitive instruments is not significant.

Alliance - Alliance's pre-tax earnings from continuing operations for the first nine months of 1998 were $244.8 million, an increase from earnings of $58.7 million from the prior year's comparable period. Revenues totaled $971.3 million for the first nine months of 1998, an increase of $275.8 million from the comparable period in 1997, due to increased investment advisory and service fees. Alliance's costs and expenses increased $87.2 million for the first nine months of 1998 as the effect of the abovementioned $120.9 million writedown of intangible assets in 1997 was more than offset by higher promotion and servicing expenses of $111.3 million, an increase of $59.8 million in employee compensation and benefits and higher general and administrative expenses including costs related to Year 2000 compliance.

Fees From Assets Under Management - As the following table illustrates, third party clients continued to represent an important source of revenues and earnings.

                                         Fees and Assets Under Management
                                                   (In Millions)

                                                                                            At or For the
                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     1998             1997              1998              1997
                                                ---------------  ----------------  ---------------   ---------------
Fees:
  Third Party
    Unaffiliated third parties................  $      247.0     $      182.4      $      742.2      $     553.6
    Separate Accounts.........................          24.0             22.0              72.5             58.2
  Equitable Life and affiliates...............          11.1             12.0              36.3             62.6
                                                ---------------  ----------------  ---------------   ---------------
Total.........................................  $      282.1     $      216.4      $      851.0      $     674.4
                                                ===============  ================  ===============   ===============

Assets Under Management:
  Third Party
    Unaffiliated third parties................                                     $   212,469       $  178,027
    Separate Accounts.........................                                          32,946           34,451
  Equitable Life and affiliates...............                                          59,346           60,242
                                                                                   ---------------   ---------------
Total.........................................                                     $   304,761       $  272,720
                                                                                   ===============   ===============

Fees from assets under management increased for the first nine months of 1998 from the comparable 1997 period principally as a result of growth in assets under management for third parties. Alliance's third party assets under management increased by $25.2 billion from the September 30, 1997 total principally due to mutual fund sales and market appreciation but declined $20.5 billion compared to the June 30, 1998 total primarily due to negative quarterly market performance.

For the first nine months of 1997, fees received for assets under management by ERE totaled $94.1 million, of which $63.7 million was received from third parties.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

The discussion of the General Account portfolio analyzes the results of major investment asset categories, including the Closed Block's investments. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                                         General Account Investment Assets
                                       Carrying Values at September 30, 1998
                                                   (In Millions)

                                                                                                        General
                                                    Balance                                             Account
                                                     Sheet            Closed                           Investment
Balance Sheet Captions:                              Total             Block           Other           Assets(1)
----------------------------------------------- -----------------  --------------  ---------------   ---------------
Fixed maturities:
  Available for sale(2).......................  $    20,486.4      $   4,458.2     $     (133.5)     $  25,078.1
  Held to maturity(2).........................          135.5              -                -              135.5
Mortgage loans on real estate.................        2,552.0          1,577.4              -            4,129.4
Equity real estate............................        2,106.5            132.6             (3.0)         2,242.1
Policy loans..................................        2,050.2          1,652.4              -            3,702.6
Other equity investments......................          683.4             64.8               .2            748.0
Other invested assets.........................        1,729.7           (131.0)         1,143.2            455.5
                                                -----------------  --------------  ---------------   ---------------
  Total investments...........................       29,743.7          7,754.4          1,006.9         36,491.2
Cash and cash equivalents.....................          666.9              6.9            360.4            313.4
                                                -----------------  --------------  ---------------   ---------------

Total.........................................  $    30,410.6      $   7,761.3     $    1,367.3      $  36,804.6
                                                =================  ==============  ===============   ===============

(1) General Account Investment Assets are computed by adding the amounts in the Balance Sheet and Closed Block columns and subtracting the Other amounts.

(2) At September 30, 1998, the amortized cost of the General Account's available for sale and held to maturity fixed maturity portfolios was $23.85 billion and $135.5 million, respectively, compared with an estimated market value of $25.08 billion and $135.5 million, respectively.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

General Account Investment Assets by Category

The following table shows the amortized cost, valuation allowances and the net amortized cost of the major categories of General Account Investment Assets at September 30, 1998 and the net amortized cost at December 31, 1997.

                                         General Account Investment Assets
                                               (Dollars In Millions)

                                                  September 30, 1998                             December 31, 1997
                              -----------------------------------------------------------   -----------------------------
                                                                                % of                            % of
                                                                  Net        Total Net          Net          Total Net
                                Amortized      Valuation       Amortized     Amortized       Amortized       Amortized
                                   Cost        Allowances         Cost          Cost            Cost            Cost
                              --------------- -------------   ------------- -------------   -------------   -------------
Fixed maturities(1).......... $   23,984.7    $      -        $  23,984.7        67.4%      $  22,914.5          65.0%
Mortgages....................      4,166.9          37.5          4,129.4        11.6           3,953.0          11.2
Equity real estate...........      2,520.3         278.2          2,242.1         6.3           2,637.8           7.5
Other equity investments.....        748.0           -              748.0         2.1           1,037.5           2.9
Policy loans.................      3,702.6           -            3,702.6        10.4           4,123.1          11.7
Cash and short-term
  investments................        768.9           -              768.9         2.2             607.6           1.7
                              --------------- -------------   ------------- -------------   -------------   -------------
Total........................ $   35,891.4    $    315.7      $  35,575.7       100.0%      $  35,273.5         100.0%
                              =============== =============   ============= =============   =============   =============

(1) Excludes unrealized gains of $1.23 billion and $1.07 billion in fixed maturities classified as available for sale at September 30, 1998 and December 31, 1997, respectively.

Investment Results of General Account Investment Assets

                                                      Investment Results by Asset Category
                                                                 (Dollars In Millions)

                                 Three Months Ended September 30,                      Nine Months Ended September 30,
                         --------------------------------------------------   --------------------------------------------------
                                  1998                      1997                       1998                      1997
                         ------------------------  ------------------------   ------------------------  ------------------------
                            (1)                       (1)                        (1)                       (1)
                           Yield       Amount        Yield       Amount         Yield      Amount         Yield       Amount
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------

Fixed Maturities:
  Income..............     7.77%    $    464.8       7.88%          457.7       7.81%   $   1,382.1       7.93%    $  1,340.1
  Investment
    Gains/(Losses)....    (0.66)%        (39.5)      0.64%           37.4      (0.02)%         (2.8)      0.49%          82.8
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
  Total...............     7.11%    $    425.3       8.52%    $     495.1       7.79%   $   1,379.3       8.42%    $  1,422.9
  Ending Assets.......              $ 23,984.7                $  23,942.2               $  23,984.7                $ 23,942.2
Mortgages:
  Income..............     8.96%    $     90.4       8.81%    $      90.0       9.15%   $     273.8       9.35%    $    298.5
  Investment
    Gains/(Losses)....     0.13%           1.3      (0.54)%          (5.5)     (0.11)%         (3.1)     (0.26)%         (8.5)
                         ---------- -------------  ---------- -------------   --------- -------------  ----------- -------------
  Total...............     9.09%    $     91.7       8.27%    $      84.5       9.04%   $     270.7       9.09%    $    290.0
  Ending Assets.......              $  4,129.4                $   3,998.1               $   4,129.4                $  3,998.1
Equity Real
  Estate (2):
  Income..............     8.83%    $     42.2       2.55%    $      17.1       7.07%   $     104.3       2.50%    $     50.7
  Investment
    Gains/(Losses)....     5.40%          25.8      (7.31)%         (49.1)      2.20%          32.3      (3.15)%        (63.8)
                         ---------- ------------- ----------- -------------   --------- -------------  ----------- -------------
  Total...............    14.23%    $     68.0      (4.76)%   $     (32.0)      9.27%   $     136.6      (0.65)%   $    (13.1)
  Ending Assets.......              $  1,845.4                $   2,602.2               $   1,845.4                $  2,602.2
Other Equity
  Investments:
  Income..............    (1.59)%   $     (3.7)     23.12%    $      58.0      10.18%   $      75.9      15.90%    $    116.3
  Investment
    Gains/(Losses)....     1.42%           3.3       1.32%            3.3       4.93%          36.8       1.33%           9.7
                         ---------- ------------- ----------- -------------   --------- -------------  ----------- -------------
  Total...............    (0.17)%   $     (0.4)     24.44%    $      61.3      15.11%   $     112.7      17.23%    $    126.0
  Ending Assets.......              $    748.0                $   1,021.4               $     748.0                $  1,021.4
Policy Loans:
  Income..............     6.57%    $     60.5       7.02%    $      72.2       6.63%   $     188.0       6.97%    $    212.3
  Ending Assets.......              $  3,702.6                $   4,152.0               $   3,702.6                $  4,152.0
Cash and Short-term
  Investments:
  Income..............     7.68%    $     12.7       7.21%    $      13.5       9.83%   $      49.8       8.23%    $     37.8
  Ending Assets.......              $    768.9                $     968.1               $     768.9                $    968.1
Total:
  Income..............     7.59%    $    666.9       7.90%    $     708.5       7.90%   $   2,073.9       7.80%    $  2,055.7
  Investment
    Gains/(Losses)....    (0.10)%         (9.1)     (0.16)%         (13.9)      0.24%          63.2       0.08%          20.2
                         ---------- ------------- ----------- -------------   --------- -------------  ----------- -------------
  Total(3)............     7.49%    $    657.8       7.74%    $     694.6       8.14%   $   2,137.1       7.88%    $  2,075.9
  Ending Assets.......              $ 35,179.0                $  36,684.0               $  35,179.0                $ 36,684.0

(1) Yields have been annualized and calculated based on the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities. Annualized yields are not necessarily indicative of a full year's results.


(2) Equity real estate carrying values are shown net of third party debt and minority interest in real estate. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Depreciation totaled $5.9 million, $21.0 million, $25.3 million and $62.9 million for the three months and the nine months ended September 30, 1998 and 1997, respectively.

(3) Total yields are shown before deducting investment fees paid to investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.26%, 7.47%, 7.89% and 7.60% for the three months and the nine months ended September 30, 1998 and 1997, respectively.

Writedowns on fixed maturities were $70.3 million and $15.0 million for the first nine months of 1998 and 1997, respectively; writedowns on equity real estate during the first nine months of 1997 were $4.1 million. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first nine months of 1998 and 1997.

                                         General Account Investment Assets
                                               Valuation Allowances
                                                   (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------
September 30, 1998
Beginning balances............................................  $     74.3         $     345.5        $     419.8
Additions.....................................................        14.5                55.1               69.6
Deductions(1).................................................       (51.3)             (122.4)            (173.7)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     37.5         $     278.2        $     315.7
                                                                ===============    ===============    ==============

September 30, 1997
Beginning balances............................................  $     64.2         $      90.4        $     154.6
Additions.....................................................        34.8                72.0              106.8
Deductions(1).................................................       (33.8)              (36.7)             (70.5)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     65.2         $     125.7        $     190.9
                                                                ===============    ===============    ==============

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

Fixed Maturities. Fixed maturities consist of publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, which represented 74.8%, 24.4% and 0.8%, respectively, of the amortized cost of this asset category at September 30, 1998.

                                        Fixed Maturities By Credit Quality
                                               (Dollars In Millions)

                                            September 30, 1998                         December 31, 1997
               Rating Agency      ---------------------------------------   -----------------------------------------
  NAIC          Equivalent          Amortized       % of     Estimated         Amortized        % of      Estimated
 Rating         Designation            Cost        Total     Fair Value           Cost         Total     Fair Value
---------- ---------------------- --------------- --------- -------------   ----------------- --------- --------------

    1-2    Aaa/Aa/A and Baa...... $  20,566.2        85.7%  $  22,044.9     $  19,488.9          85.0%  $  20,425.3
    3-6    Ba and lower..........     3,227.2(1)     13.5       2,937.3         3,294.9(2)       14.4       3,395.4
                                  ------------  ----------- ---------------  ------------      -------- --------------

Subtotal........................     23,793.4        99.2      24,982.2        22,783.8          99.4      23,820.7
Redeemable preferred stock
  and other.....................        191.3         0.8         231.4           130.7           0.6         166.2
                                  ------------  ----------- --------------  ------------      -------- -------------
Total...........................  $  23,984.7       100.0%  $  25,213.6     $  22,914.5         100.0%  $  23,986.9
                                  ============  ==========================  ============      ========= =============

(1)  Includes Class B Notes with an amortized cost of $85.6 million, eliminated in consolidation.
(2)  Includes Class B Notes with an amortized cost of $95.2 million, eliminated in consolidation.

At September 30, 1998, the Company held CMOs with an amortized cost of $2.26 billion including $2.13 billion in publicly traded CMOs. In addition, at September 30, 1998, the Company held $2.89 billion of mortgage pass-through securities (GNMA, FNMA or FHLMC securities) and also held $1.48 billion of public and private asset backed securities, primarily backed by home equity mortgages, airline and other equipment, and credit card receivables.

                                                 Fixed Maturities
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                                   (In Millions)

                                                                                 September 30,       December 31,
                                                                                     1998                1997
                                                                                ----------------   -----------------
FIXED MATURITIES..............................................................  $   23,984.7       $    22,914.5
Problem fixed maturities......................................................          93.8                31.0
Potential problem fixed maturities............................................          54.4                17.9
Restructured fixed maturities(1)..............................................           -                   1.8

(1) Excludes restructured fixed maturities of $2.5 million that are shown as problems at both September 30,1998 and December 31, 1997.

The $62.8 million increase in problem fixed maturities from the December 31, 1997 total principally resulted from a $48.3 million increase in the private high yield security category and a $13.2 million increase for emerging market securities. The increase of $36.5 million in potential problem fixed maturities was primarily in the public high yield category.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At September 30, 1998, commercial mortgages totaled $2.37 billion (56.8% of the amortized cost of the category), agricultural loans were $1.80 billion (43.2%) and residential loans were $1.6 million (0.0%).

                                                     Mortgages
                                  Problems, Potential Problems and Restructureds
                                                  Amortized Cost
                                                   (In Millions)

                                                                                 September 30,       December 31,
                                                                                     1998                1997
                                                                                ----------------   -----------------
COMMERCIAL MORTGAGES..........................................................  $   2,366.0        $     2,305.8
Problem commercial mortgages..................................................          -                   19.3
Potential problem commercial mortgages........................................        148.1                180.9
Restructured commercial mortgages(1)..........................................        120.5                194.9

AGRICULTURAL MORTGAGES........................................................  $   1,799.3        $     1,719.2
Problem agricultural mortgages................................................         13.9                 12.2
Potential problem agricultural mortgages......................................          -                    -
Restructured agricultural mortgages...........................................          4.7                  1.1

(1) Excludes $19.9 million and $57.9 million of restructured commercial mortgages that are shown as potential problems at September 30, 1998 and December 31, 1997, respectively.

Potential problem loans declined primarily due to foreclosures. During the first nine months of 1998, the amortized cost of foreclosed commercial mortgages totaled $38.1 million with a $33.5 million reduction in amortized cost required at the time of foreclosure.

The original weighted average coupon rate on the $120.5 million of restructured mortgages was 8.7%. As a result of these restructurings, the restructured weighted average coupon rate was 7.6% and the restructured weighted average cash payment rate was 8.3%. The foregone interest on restructured commercial mortgages (including restructured commercial mortgages presented as problem or potential problem commercial mortgages) for the first nine months of 1998 was $1.1 million.

As of September 30, 1998, there were no problem commercial mortgages. The distribution of potential problem commercial mortgages by property type was: multi-family ($114.9 million or 77.6%), retail ($18.7 million or 12.6%), hotel ($12.8 million or 8.6%), industrial ($1.4 million or 1.0%) and office ($0.3 million or 0.2%). By state, their distribution was: New York ($63.8 million or 43.1%), Massachusetts ($26.8 million or 18.1%), Puerto Rico ($18.8 million or 12.7%) and Pennsylvania ($18.0 million or 12.2%). No other state had 5.0% or more of the total.

At September 30, 1998 and 1997, management identified impaired mortgage loans with carrying values of $161.3 million and $249.7 million, respectively. The provision for losses for these impaired mortgage loans was $32.5 million and $60.9 million at September 30, 1998 and 1997, respectively. Income earned on these loans in the first nine months of 1998 and 1997 was $13.1 million and $19.9 million, respectively, including cash received of $12.9 million and $17.6 million, respectively.

For the first nine months of 1998, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $335.8 million. In addition, during the first nine months of 1998, $135.7 million of commercial mortgage loan maturity payments were scheduled, of which $64.1 million were paid as due. Of the amount not paid, $69.0 million were granted short term extensions of up to nine months and $2.2 million were extended for a weighted average of
2.5 years at a weighted average interest rate of 8.0%.

Equity Real Estate. As of September 30, 1998, on the basis of amortized cost, the equity real estate category included $1.62 billion (or 64.4%) acquired as investment real estate and $897.1 million (or 35.6%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

Management announced in January 1998 plans to accelerate equity real estate sales over the next twelve to fifteen months. During the first nine months of 1998 and 1997, respectively, proceeds from the sale of equity real estate totaled $483.2 million and $228.9 million, with gains of $86.8 million and $13.5 million. At September 30, 1998, equity real estate with a carrying value of $1.19 billion was classified as held for sale ($1.53 billion including discontinued operations' total).

At September 30, 1998, the vacancy rate for the Company's office properties was 9.1% in total, with a vacancy rate of 6.2% for properties acquired as investment real estate and 19.4% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.2% (as of June 30, 1998) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of LBO, mezzanine, venture capital and other limited partnership interests ($446.3 million or 59.7% of the amortized cost of this portfolio at September 30, 1998), alternative limited partnerships ($163.1 million or 21.8%) and common stock and other equity securities ($138.6 million or 18.5%). Alternative funds utilize trading strategies that may be leveraged, and attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Other equity investments can create significant volatility in investment income since they predominantly are accounted for in accordance with the equity method that treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to The Equitable. Though not reported in General Account Investment Assets, the excess of Separate Account assets over Separate Accounts liabilities at September 30, 1998 of $91.3 million represented an investment by the General Account principally in equity securities. During the third quarter of 1998, $373.6 million of amounts invested in the Separate Account equity funds were withdrawn and the proceeds were reinvested in General Account Investment Assets. As demonstrated by the market volatility and negative returns experienced in third quarter 1998, returns on equity investments are very volatile and investment results for any period are not representative of any other period.

YEAR 2000

Year 2000 compliance efforts continue at Equitable Life, DLJ and Alliance.

Insurance Operations - Equitable Life began addressing the Year 2000 issue in 1995. In addition to significant internal resources, third parties have been assisting in remediating and testing computer hardware and software ("computer systems") and embedded systems and in overall project control. The following process has been undertaken:

(1) Equitable Life established a Year 2000 project office, which developed a strategic approach and created broad awareness of the Year 2000 issues at Equitable Life through meetings with the Audit Committee of the Board of Directors and executive and senior management, presentations to business areas and employee newsletters.

(2) Corporate-developed computer systems were inventoried and assessed for Year 2000 compliance. Third party providers of computer systems and services, including embedded systems, were contacted. Approximately 60% of those contacted have responded that their systems or services are or will be Year 2000 compliant. Those who have not responded have been contacted a second time.

(3) Management expects the remediation or replacement of mission-critical corporate-developed computer systems to be substantially complete by year end 1998 and expects the work of remediating or replacing all non-compliant corporate-developed systems to be substantially completed by June 30, 1999. Management continues to monitor Year 2000 compliance by third party providers of computer systems, including embedded systems, and services. Management believes it is on schedule for such systems and services, including those considered mission-critical, to be confirmed as Year 2000 compliant, remediated, replaced or the subject of contingency plans, by the end of second quarter 1999.

(4) Year 2000 compliance testing is an ongoing three-part process: after a system has been modified, it is tested to determine if it still performs its intended business function correctly; next, it undergoes a simulation test using dates occurring after December 31, 1999; last, integrated systems tests are scheduled to verify that the systems continue to work together with the computers' internal clocks set to post December 31, 1999 dates. All significant automated data interfaces with third parties will also be tested for Year 2000 compliance, including those with Lend Lease and Alliance, who provide material investment management and accounting services for Equitable Life's general and certain of its separate accounts. Mission-critical systems will undergo date simulation testing beginning in first quarter 1999 with initial integrated systems testing of the Year 2000 compliance in the first half of 1999. Such testing will continue throughout 1999 as needed. Equitable Life may retain third parties to assist with selective verification of the Year 2000 compliance of certain systems.

(5) Existing business continuity and disaster recovery plans cover certain categories of contingencies that could arise as a result of Year 2000 related failures. These plans are being supplemented to address contingencies unique to the millennium change. Management anticipates that Year 2000 specific contingency plans will be developed by the end of second quarter 1999. Equitable Life may retain third parties to assist with planning for contingencies.

Equitable Life's Year 2000 compliance project is currently estimated to cost $30 million through the end of 1999, of which $23.4 million is expected to have been incurred through the end of 1998. Costs will be paid out of operating funds. Equitable Life's new computer application development and procurement have not been subject to any delay caused in whole or part by Year 2000 efforts that is expected to have a material adverse effect on the Company's financial condition or results of operations.

Investment Subsidiaries - DLJ and Alliance's Year 2000 related activities and progress to date are summarized below. The costs of their Year 2000 efforts are being funded by operating cash flows with costs being expensed as incurred. For further information, see their respective filings on Form 10-Q for the quarter ended September 30, 1998.

DLJ - As a result of DLJ's recent business expansion and headquarters' move, many of its computer systems are Year 2000 compliant. Year 2000 project plans have been developed and management oversight groups and project managers monitor DLJ's decentralized implementation of those plans for its information technology ("IT") and non-IT systems. At September 30, 1998, these systems have been inventoried and non-compliant mission-critical systems have been targeted first for remediation. DLJ has retained several major consulting firms with expertise in advising corporations on Year 2000 issues and their potential impact. The correspondent clearing business expects to have all non-compliant systems renovated, tested and returned to production by December 31, 1998. All other mission-critical systems are expected to complete that process by March 31, 1999, followed by non-mission-critical systems by June 30, 1999. None of DLJ's other IT projects have been delayed as a result of the Year 2000 project. DLJ has identified all significant third parties and has received assurances they are taking the necessary steps to prepare for the Year 2000. Additionally, DLJ participates in testing sponsored by a securities industry association. To date, DLJ has achieved successful results in each of the tests in which it has participated and, as noted above, all such testing should be completed by June 30, 1999. Testing of internal and external systems will continue throughout 1999 to ensure all remediated systems remain compliant.

DLJ currently estimates its Year 2000 costs will range between $85 million and $90 million with $71 million incurred through September 30, 1998. While its correspondent clearance business has a formal general contingency plan which covers a variety of events, DLJ expects to develop a formal Year 2000 specific contingency plan in first quarter 1999.

Alliance - During 1997, Alliance began a formal Year 2000 initiative, managed by a Year 2000 project office and focusing on both IT and non-IT systems. Alliance has retained a number of consulting firms with expertise in advising and assisting clients with regard to Year 2000 issues. By June 30, 1998, Alliance had completed an inventory and assessment of its domestic and international computer systems, identified its mission-critical and non-mission-critical systems, and determined which of these systems is not Year 2000 compliant. Alliance has remediated most of its non-compliant mission-critical systems and expects the remediation phase for all mission-critical systems will be complete by February 28, 1999. Remediation of non-mission-critical systems is expected to be completed by June 30, 1999. Alliance has completed the business functionality and the post-December 31, 1999 testing for approximately 65% of its mission-critical systems and approximately 70% of its non-mission-critical systems. Full integration testing of all remediated systems and tests of interfaces with third party suppliers will begin in first quarter 1999 and continue throughout that year. Alliance is inventorying, evaluating and testing its technical infrastructure and corporate facilities and expects them to be fully operable in the Year 2000. Certain other planned IT projects have been deferred until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on Alliance's financial condition or results of operations.

Alliance estimates its cost of the Year 2000 initiative will range between $40 million and $45 million. Such costs consist principally of remediation costs and costs to develop a formal Year 2000 specific contingency plan. Through third quarter 1998, Alliance has incurred approximately $17 million of those costs.

Risks - There are many risks associated with Year 2000 issues, including the risk that the Company's computer systems will not operate as intended. There can be no assurance that the systems, services and products of third parties will be Year 2000 compliant. Likewise, there can be no assurance the compliance schedules outlined above will be met.

Any significant unresolved difficulties related to the Year 2000 compliance initiatives could result in an interruption in, or a failure of, normal business activities or operations, or the incurrence of unanticipated expenses related to resolving such difficulties, regulatory actions, damage to the Company's franchise and legal liabilities and, accordingly, could have a material adverse effect on the Company's business operations and financial results. Due to the pervasive nature, the external as well as internal interdependencies and the inherent risks and uncertainties of Year 2000 issues, the Company cannot determine which risks are most reasonably likely to occur, if any, nor the effects of any particular failure to be Year 2000 compliant.

The forward-looking statements under "Year 2000" should be read in conjunction with the disclosure set forth under "Forward-Looking Statements" on page 33. To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. Sec. 1 (1998).

EURO CURRENCY

On January 1, 1999, conversion rates of the national currencies of eleven European Union members will be fixed against the common currency, called the Euro. DLJ is assessing the impact of the Euro conversion and expects to implement the necessary changes to mitigate the risks associated with the conversion by December 31, 1998. Alliance has assessed its internally developed and purchased applications to determine the changes needed to process Euro denominated transactions. Alliance also expects the requisite modifications to be completed and tested by December 31, 1998. Should Alliance's computer applications be unable to process Euro sensitive information accurately in 1999, its ability to conduct its operations could be significantly impaired. Costs associated with the Euro conversion projects are not expected to be material to The Equitable's financial results.


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

Equitable Life has a commercial paper program with an issue limit of up to $500.0 million. This program is available for general corporate purposes and is supported by Equitable Life's existing $350.0 million bank credit facility, which expires in September 2000. Equitable Life uses this program from time to time in its liquidity management. At September 30, 1998, $125.0 million was outstanding under the commercial paper program; no amount was outstanding under the revolving credit facility.

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

Consolidated Cash Flows

The net cash provided by operating activities was $438.1 million for the first nine months of 1998 compared to $784.4 million for the first nine months of 1997.

Net cash provided by investing activities was $19.3 million for the first nine months of 1998 as compared to net cash used by investing activities of $389.6 million for the same period in 1997. Discontinued operations repaid $300.0 million of loans from continuing operations during the first nine months of 1998. In the 1998 period, investment purchases exceeded sales, maturities and repayments by $168.8 million. During the comparable period in 1997, investment purchases exceeded sales, maturities and repayments by $652.9 million. Discontinued operations reduced its outstanding loans from continuing operations by $336.2 million during the first nine months of 1997.

Net cash used by financing activities was $91.0 million for the first nine months of 1998 as compared to net cash provided by financing activities of $174.0 million for the same period in 1997. In the 1998 period, withdrawals from General Account policyholders' account balances exceeded deposits by $247.4 million and continuing operations made an $87.2 million payment to settle its obligation to discontinued operations. There was a net increase of $313.6 million in short-term financings in 1998, principally at Equitable Life. Net cash provided by financing activities during the first nine months of 1997 primarily resulted from a net increase in short-term financings of $638.7 million, partially offset by withdrawals from General Account policyholders' account balances exceeding deposits by $390.7 million.

The operating, investing and financing activities described above resulted in an increase in cash and cash equivalents during the first nine months of 1998 of $366.4 million to $666.9 million.

FORWARD-LOOKING STATEMENTS

The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the Company and DLJ's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions and the following:
(i) the intensity of competition from other financial institutions; (ii) secular trends and the Company's mortality, morbidity, persistency and claims experience; (iii) the Company's ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; (iv) the Company's visibility in the marketplace and its financial and claims paying ratings; (v) the effect of changes in laws and regulations affecting the Company's businesses, including changes in tax laws affecting insurance and annuity products; (vi) the volatile nature of the securities business, the future results of DLJ and Alliance and the potential losses that could result from DLJ's merchant banking activities as a result of its capital intensive nature; (vii) market risks related to interest rates, equity prices, derivatives, foreign currency exchange and credit; (viii) the volatility of returns from the Company's other equity investments; (ix) the Company's ability to address Year 2000 compliance and to develop information technology and management information systems to support strategic goals while continuing to control costs and expenses; (x) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (xi) changes in accounting and reporting practices; (xii) the performance of others on whom the Company relies for distribution, investment management, reinsurance and other services, and the Year 2000 compliance of such persons; (xiii) the Company's access to adequate financing to support its future business; (xiv) the effect of any future acquisitions and (xv) the risks associated with Year 2000 non-compliance by the Company, DLJ and third parties, unanticipated costs associated with Year 2000 issues, and failure to meet schedules for Year 2000 compliance due to, among other things, the inability to locate, correct and successfully test all relevant computer code according to schedule, the continued availability of certain resources including personnel and timely and accurate responses and corrections by third parties.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1997, except as set forth in Note 9 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended September 30, 1998.


Item 6.        Exhibits and Reports on Form 8-K.
2
                (a) Exhibits

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


Date:    November 11, 1998        THE EQUITABLE LIFE ASSURANCE SOCIETY
                                  OF THE UNITED STATES


                                  By:      /s/Stanley B. Tulin
                                           -------------------------------------
                                           Name:   Stanley B. Tulin
                                           Title:  Vice Chairman and
                                                   Chief Financial Officer


Date:    November 11, 1998                 /s/Alvin H. Fenichel
                                           -------------------------------------
                                           Name:   Alvin H. Fenichel
                                           Title:  Senior Vice President and
                                                   Controller