Form 10-Q
period 1999-06-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1999-08-16
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999                  Commission File No. 0-25280
---------------------------------------------- ---------------------------------

            The Equitable Life Assurance Society of the United States
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   New York                                     13-5570651
------------------------------------------------------ -------------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)


1290 Avenue of the Americas, New York, New York                  10104
------------------------------------------------------ -------------------------
   (Address of principal executive offices)                     (Zip Code)


    Registrant's telephone number, including area code          (212) 554-1234
                                                             -------------------


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
                                                            Yes   X    No
                                                                 ----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
                 Class                                    at August 16, 1999
--------------------------------------------------    --------------------------

     Common Stock, $1.25 par value                             2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                     Page #

PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..............      3
                Consolidated Statements of Earnings for the Three Months and Six
                  Months Ended June 30, 1999 and 1998..............................................      4
                Consolidated Statements of Shareholder's Equity for the Six Months
                  Ended June 30, 1999 and 1998.....................................................      5
                Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1999 and 1998...........................................................      6
                Notes to Consolidated Financial Statements.........................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................     17

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.........................     36

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings..................................................................     37

Item 6:         Exhibits and Reports on Form 8-K...................................................     38

SIGNATURES.........................................................................................     39


PART I  FINANCIAL INFORMATION
         Item 1: Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    19,204.4        $    18,993.7
    Held to maturity, at amortized cost.....................................          128.9                125.0
  Mortgage loans on real estate.............................................        3,269.7              2,809.9
  Equity real estate........................................................        1,522.4              1,676.9
  Policy loans..............................................................        2,160.3              2,086.7
  Other equity investments..................................................          758.0                713.3
  Investment in and loans to affiliates.....................................        1,114.3                928.5
  Other invested assets.....................................................          696.3                808.2
                                                                              -----------------    -----------------
      Total investments.....................................................       28,854.3             28,142.2
Cash and cash equivalents...................................................          907.9              1,245.5
Deferred policy acquisition costs...........................................        3,714.4              3,563.8
Other assets................................................................        3,428.8              3,054.6
Closed Block assets.........................................................        8,592.9              8,632.4
Separate Accounts assets....................................................       48,440.4             43,302.3
                                                                              -----------------    -----------------

Total Assets................................................................  $    93,938.7        $    87,940.8
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    21,184.4        $    20,857.5
Future policy benefits and other policyholders' liabilities.................        4,761.2              4,726.4
Short-term and long-term debt...............................................        1,624.9              1,181.7
Other liabilities...........................................................        3,695.2              3,474.3
Closed Block liabilities....................................................        9,041.3              9,077.0
Separate Accounts liabilities...............................................       48,333.0             43,211.3
                                                                              -----------------    -----------------
      Total liabilities.....................................................       88,640.0             82,528.2
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        3,110.2              3,110.2
Retained earnings...........................................................        2,347.4              1,944.1
Accumulated other comprehensive (loss) income...............................         (161.4)               355.8
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        5,298.7              5,412.6
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $    93,938.7        $    87,940.8
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                     ---------------------------------  ---------------------------------
                                                          1999              1998             1999              1998
                                                     ---------------   ---------------  ---------------   ---------------
                                                                                (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income........................  $      307.8      $     257.5      $      604.5      $      517.1
Premiums...........................................         130.7            142.6             265.6             289.1
Net investment income..............................         573.7            565.8           1,142.2           1,165.9
Investment gains, net..............................          73.4             33.2              54.1             105.6
Commissions, fees and other income.................         511.7            395.9             996.3             773.0
Contribution from the Closed Block.................          23.0             27.9              41.9              42.4
                                                     ---------------   ---------------  ---------------   ---------------
      Total revenues...............................       1,620.3          1,422.9           3,104.6           2,893.1
                                                     ---------------   ---------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances.........................................         269.6            283.4             539.8             582.9
Policyholders' benefits............................         253.9            258.2             494.7             520.4
Other operating costs and expenses.................         774.0            561.2           1,417.5           1,127.5
                                                     ---------------   ---------------  ---------------   ---------------
      Total benefits and other deductions..........       1,297.5          1,102.8           2,452.0           2,230.8
                                                     ---------------   ---------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income taxes and minority interest.......         322.8            320.1             652.6             662.3
Federal income taxes...............................          58.3             90.8             158.7             190.7
Minority interest in net income of
  consolidated subsidiaries........................          41.9             32.3              84.0              61.8
                                                     ---------------   ---------------  ---------------   ---------------
Earnings from continuing operations................         222.6            197.0             409.9             409.8
Discontinued operations, net of Federal income
  taxes............................................          (1.3)             1.3              (6.6)              1.8
                                                     ---------------   ---------------  ---------------   ---------------

Net Earnings.......................................  $      221.3      $     198.3      $      403.3      $      411.6
                                                     ===============   ===============  ===============   ===============






                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year and end of period.........        3,110.2              3,105.8
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        1,944.1              1,235.9
Net earnings................................................................          403.3                411.6
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        2,347.4              1,647.5
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          355.8                516.3
Other comprehensive (loss) income...........................................         (517.2)                39.2
                                                                              -----------------    -----------------
Accumulated other comprehensive (loss) income, end of period................         (161.4)               555.5
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     5,298.7        $     5,311.3
                                                                              =================    =================







                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       403.3        $       411.6
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          539.8                582.9
    Universal life and investment-type policy fee income....................         (604.5)              (517.1)
    Investment gains........................................................          (54.1)              (105.6)
    Change in Federal income tax payable....................................           78.8                 44.9
    Other, net..............................................................         (204.8)               (50.1)
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          158.5                366.6
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,046.6              1,005.1
  Sales....................................................................         4,630.4              8,648.5
  Purchases.................................................................       (7,048.7)            (9,779.6)
  Decrease in short-term investments........................................          193.5                215.5
  Decrease in loans to discontinued operations..............................            -                  300.0
  Other, net................................................................         (190.8)              (393.3)
                                                                              -----------------    -----------------

Net cash used by investing activities.......................................       (1,369.0)                (3.8)
                                                                              -----------------    -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits................................................................        1,191.1                618.9
    Withdrawals.............................................................         (806.3)              (938.0)
  Increase in short-term financings.........................................          559.5                443.9
  Repayments of long-term debt..............................................           (6.2)                (6.3)
  Payment of obligation to fund accumulated deficit of
    discontinued operations.................................................            -                  (87.2)
  Other, net................................................................          (65.2)               (34.6)
                                                                              -----------------    -----------------

Net cash provided (used) by financing activities............................          872.9                 (3.3)
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................         (337.6)               359.5
Cash and cash equivalents, beginning of year................................        1,245.5                300.5
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $       907.9        $       660.0
                                                                              =================    =================

Supplemental cash flow information:
  Interest Paid.............................................................  $        56.4        $        84.5
                                                                              =================    =================
  Income Taxes Paid.........................................................  $        26.3        $       186.7
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

      The terms "second quarter 1999" and "second quarter 1998" refer to the three months ended June 30, 1999 and 1998, respectively. The terms "first half of 1999" and "first half of 1998" refer to the six months ended June 30, 1999 and 1998, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)   NEW ACCOUNTING PRONOUNCEMENTS

      In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001.

 3)   DEFERRED POLICY ACQUISITION COSTS

      As part of its asset/liability management process, in second quarter 1999, management initiated a review of the matching of invested assets to Insurance product lines given their different liability characteristics and liquidity requirements. As a result of this review, management reallocated the current and prospective interests of the various product lines in the invested assets. These asset reallocations and the related changes in investment yields by product line, in turn, triggered a review of and revisions to the estimated future gross profits used to determine the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross profits resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) for the three and six months ended June 30, 1999.

 4)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $      230.6        $     384.5
      Additions charged to income...............................................         23.9               50.4
      Deductions for writedowns and asset dispositions..........................        (74.6)             (80.6)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      179.9        $     354.3
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       31.3        $      29.2
        Equity real estate......................................................        148.6              325.1
                                                                                 ---------------     ---------------
      Total..................................................................... $      179.9        $     354.3
                                                                                 ===============     ===============

      For the second quarter and first half of 1999 and of 1998, investment income is shown net of investment expenses of $53.1 million, $113.3 million, $64.3 million and $144.6 million, respectively.

      As of June 30, 1999 and December 31, 1998, fixed maturities classified as available for sale had amortized costs of $19,438.4 million and $18,453.8 million and fixed maturities in the held to maturity portfolio had estimated fair values of $128.9 million and $125.0 million, respectively. Other equity investments include equity securities with carrying values of $140.5 million and $150.6 million and costs of $39.6 million and $58.3 million as of June 30, 1999 and December 31, 1998, respectively.

      On January 1, 1999, investments in publicly-traded common equity securities in the General Account portfolio within other equity investments amounting to $102.3 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $83.3 million ($43.2 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statements of earnings. In the second quarter and first half of 1999, $27.8 million ($16.1 million net of related DAC and Federal income taxes) and $99.2 million ($53.2 million net of related DAC and Federal income taxes) of increases in fair value on the trading portfolios were recognized as net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $118.2 million and costs of $3.8 million at June 30, 1999.

      For the first half of 1999 and of 1998, proceeds received on sales of fixed maturities classified as available for sale amounted to $4,390.9 million and $8,380.5 million, respectively. Gross gains of $40.0 million and $89.9 million and gross losses of $89.5 million and $47.0 million were realized on these sales for the first half of 1999 and of 1998, respectively. Unrealized investment gains related to fixed maturities classified as available for sale decreased by $773.9 million in the first half of 1999, resulting in a balance of $234.0 million of unrealized investment losses at June 30, 1999.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                   June 30,          December 31,
                                                                                     1999                1998
                                                                                ---------------    -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with provision for losses.......................   $     117.6        $     125.4
      Impaired mortgage loans without provision for losses....................           1.8                8.6
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         119.4              134.0
      Provision for losses....................................................         (25.9)             (29.0)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $      93.5        $     105.0
                                                                                ===============    =================

      During the first half of 1999 and of 1998, respectively, the Company's average recorded investment in impaired mortgage loans was $129.0 million and $188.5 million. Interest income recognized on these impaired mortgage loans totaled $4.5 million and $6.6 million ($.1 million and $.9 million recognized on a cash basis) for the first half of 1999 and 1998, respectively.

 5)   SALE OF DLJ STOCK

      During the second quarter of 1999, DLJ completed its offering of a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business. As a result of this offering, the Company recorded a non-cash pre-tax realized gain of $95.8 million.

 6)   CLOSED BLOCK

      Summarized financial information for the Closed Block is as follows:

                                                                                  June 30,           December 31,
                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,068.9 and $4,149.0)............................................. $     4,062.3        $     4,373.2
      Mortgage loans on real estate..........................................       1,709.3              1,633.4
      Policy loans...........................................................       1,615.1              1,641.2
      Cash and other invested assets.........................................         128.5                 86.5
      Deferred policy acquisition costs......................................         834.8                676.5
      Other assets...........................................................         242.9                221.6
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,592.9        $     8,632.4
                                                                              =================    =================

      Liabilities
      Future policy benefits and other policyholders' account balances....... $     9,010.3        $     9,013.1
      Other liabilities......................................................          31.0                 63.9
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,041.3        $     9,077.0
                                                                              =================    =================

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1999              1998             1999              1998
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Premiums and other income................ $      156.4      $     165.9      $      312.4      $      333.0
      Investment income (net of investment
        expenses of $4.8, $5.4, $10.0 and
        $10.8).................................        145.2            145.3             287.2             281.7
      Investment gains (losses), net...........          3.4              2.8               1.5              (1.9)
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................        305.0            314.0             601.1             612.8
                                                ---------------   ---------------  ---------------   ---------------

      Benefits and Other Deductions
      Policyholders' benefits and dividends....        260.5            267.5             526.9             544.8
      Other operating costs and expenses.......         21.5             18.6              32.3              25.6
                                                ---------------   ---------------  ---------------   ---------------
      Total benefits and other deductions......        282.0            286.1             559.2             570.4
                                                ---------------   ---------------  ---------------   ---------------

      Contribution from the Closed Block....... $       23.0      $      27.9      $       41.9      $       42.4
                                                ===============   ===============  ===============   ===============

      Investment valuation allowances amounted to $8.5 million and $11.1 million on mortgage loans and $13.7 million and $15.4 million on equity real estate at June 30, 1999 and December 31, 1998, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                  June 30,         December 31,
                                                                                    1999               1998
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        32.4      $         55.5
      Impaired mortgage loans without provision for losses...................            4.4                 7.6
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................           36.8                63.1
      Provision for losses...................................................           (7.5)              (10.1)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        29.3      $         53.0
                                                                              =================  =================

      During the first half of 1999 and of 1998, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $45.4 million and $108.8 million. Interest income recognized on these impaired mortgage loans totaled $1.5 million and $3.1 million ($1.5 million recognized on a cash basis for the first half of 1998) for the first half of 1999 and 1998, respectively.

 7)   DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                  June 30,           December 31,
                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      Assets
      Mortgage loans on real estate.......................................... $       518.5        $       553.9
      Equity real estate.....................................................         563.2                611.0
      Other equity investments...............................................          89.1                115.1
      Other invested assets..................................................          51.7                 24.9
                                                                              -----------------    -----------------
        Total investments....................................................       1,222.5              1,304.9
      Cash and cash equivalents..............................................           -                   34.7
      Other assets...........................................................         222.1                219.0
                                                                              -----------------    -----------------
      Total Assets........................................................... $     1,444.6        $     1,558.6
                                                                              =================    =================

      Liabilities
      Policyholders liabilities.............................................. $     1,008.8        $     1,021.7
      Allowance for future losses............................................         291.2                305.1
      Other liabilities......................................................         144.6                231.8
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     1,444.6        $     1,558.6
                                                                              =================    =================

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1999              1998             1999              1998
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Revenues
      Investment income (net of investment
        expenses of $12.4, $18.0, $25.5
        and $37.5)............................. $       22.9      $      50.5      $       42.5      $       78.5
      Investment (losses) gains, net...........         (3.5)            27.6             (10.5)             33.2
      Other income, net........................          -                -                 -                 (.1)
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         19.4             78.1              32.0             111.6

      Benefits and Other Deductions............         29.0             36.1              54.4              74.6
      (Losses charged) earnings credited
        to allowance for future losses.........         (9.6)            42.0             (22.4)             37.0
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax loss from operations.............          -                -                 -                 -
      Pre-tax (loss from strengthening)
        earnings from releasing the
        allowance for future losses............         (1.9)             2.0             (10.1)              2.7
      Federal income tax benefit (expense).....           .6              (.7)              3.5               (.9)
                                                ---------------   ---------------  ---------------   ---------------
      (Loss) Earnings from Discontinued
        Operations............................. $       (1.3)     $       1.3      $       (6.6)     $        1.8
                                                ===============   ===============  ===============   ===============

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed as of June 30, 1999 and 1998 resulted in management's decision to strengthen the allowance by $10.1 million and release the allowance by $2.7 million for the six months ended June 30, 1999 and 1998, respectively. This resulted in after-tax losses of $6.6 million for the first half of 1999 and after-tax earnings of $1.8 million for the first half of 1998.

      Management believes the allowance for future losses at June 30, 1999 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

      Investment valuation allowances amounted to $4.5 million and $3.0 million on mortgage loans and $42.0 million and $34.8 million on equity real estate at June 30, 1999 and December 31, 1998, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                  June 30,         December 31,
                                                                                    1999               1998
                                                                              -----------------  -----------------
                                                                                         (In Millions)
      Impaired mortgage loans with provision for losses......................  $        19.6      $          6.7
      Impaired mortgage loans without provision for losses...................            -                   8.5
                                                                              -----------------  -----------------
      Recorded investment in impaired mortgages..............................           19.6                15.2
      Provision for losses...................................................           (3.6)               (2.1)
                                                                              -----------------  -----------------
      Net Impaired Mortgage Loans............................................  $        16.0      $         13.1
                                                                              =================  =================

      During the first half of 1999 and of 1998, discontinued operations' average recorded investment in impaired mortgage loans was $16.6 million and $121.5 million, respectively. Interest income recognized on these impaired mortgage loans totaled $.9 million and $4.0 million ($3.4 million recognized on a cash basis for the first half of 1998) in the first half of 1999 and 1998, respectively.

      Benefits and other deductions included $5.8 million and $15.9 million of interest expense related to amounts borrowed from continuing operations for the second quarter and first half of 1998.

 8)   FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 9)   RESTRUCTURING COSTS

      At June 30, 1999, the restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $15.6 million. The amounts paid during the first half of 1999 totaled $8.7 million.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1998, except as follows:

      In Rickel, the complaint was dismissed in April 1999 by the Court. Plaintiff has filed an appeal. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition or DLJ's results of operations in any particular period.

      The Dayton Monetary Associates and Mid-American Waste Systems actions have been settled without a material adverse effect on DLJ's consolidated financial condition or results of operation in any particular period.

      In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al. and Holzman v. Goldman, Sachs & Co. et al.) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorneys' fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price-fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of these matters will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

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

11)   BUSINESS SEGMENT INFORMATION

                                                                 Investment
                                              Insurance           Services        Elimination           Total
                                            ---------------   -----------------  ---------------   -----------------
                                                                         (In Millions)

      Three Months Ended
      June 30, 1999
      ---------------------------------------
      Segment revenues.....................  $     1,075.6     $      469.0       $        (1.5)    $    1,543.1
      Investment (losses) gains and other..          (21.2)            98.4                 -               77.2
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     1,054.4     $      567.4       $        (1.5)    $    1,620.3
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       226.3     $      105.3       $         -       $      331.6
      Investment (losses) gains, net of
        related DAC and other charges......          (21.9)            98.2                 -               76.3
      Non-recurring DAC adjustments........         (131.7)             -                   -             (131.7)
      Pre-tax minority interest............            -               46.6                 -               46.6
                                            ---------------   -----------------  ---------------   -----------------
      Earnings from Continuing
        Operations.........................  $        72.7     $      250.1       $         -       $      322.8
                                            ===============   =================  ===============   =================


      Three Months Ended
      June 30, 1998
      ---------------------------------------
      Segment revenues.....................  $     1,012.2     $      379.0       $        (1.5)    $    1,389.7
      Investment gains.....................           33.1               .1                 -               33.2
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     1,045.3     $      379.1       $        (1.5)    $    1,422.9
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       179.8     $       86.4       $         -       $      266.2
      Investment gains (losses) net of
        related DAC and other charges......           17.2              (.4)                -               16.8
      Pre-tax minority interest............            -               37.1                 -               37.1
                                            ---------------   -----------------  ---------------   -----------------
      Earnings from Continuing
        Operations.........................  $       197.0     $      123.1       $         -       $      320.1
                                            ===============   =================  ===============   =================

                                                                 Investment
                                              Insurance           Services        Elimination           Total
                                            ---------------   -----------------  ---------------   -----------------
                                                                         (In Millions)

      Six Months Ended
      June 30, 1999
      ---------------------------------------
      Segment revenues.....................  $     2,118.2     $      925.2       $        (2.9)    $    3,040.5
      Investment (losses) gains and other..          (44.7)           108.8                 -               64.1
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     2,073.5     $    1,034.0       $        (2.9)    $    3,104.6
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       447.5     $      191.4       $         -       $      638.9
      Investment (losses) gains, net of
        related DAC and other charges......          (56.9)           108.4                 -               51.5
      Non-recurring DAC adjustments........         (131.7)             -                   -             (131.7)
      Pre-tax minority interest............            -               93.9                 -               93.9
                                            ---------------   -----------------  ---------------   -----------------
      Earnings from Continuing
        Operations.........................  $       258.9     $      393.7       $         -       $      652.6
                                            ===============   =================  ===============   =================


      Six Months Ended
      June 30, 1998
      ---------------------------------------
      Segment revenues.....................  $     2,053.5     $      736.7       $        (2.7)    $    2,787.5
      Investment gains.....................           74.0             31.6                 -              105.6
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     2,127.5     $      768.3       $        (2.7)    $    2,893.1
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       354.1     $      163.9       $         -       $      518.0
      Investment gains, net of related
        DAC and other charges..............           49.7             24.0                 -               73.7
      Pre-tax minority interest............            -               70.6                 -               70.6
                                            ---------------   -----------------  ---------------   -----------------
      Earnings from Continuing
        Operations.........................  $       403.8     $      258.5       $         -       $      662.3
                                            ===============   =================  ===============   =================

      Total Assets:
      June 30, 1999........................  $    81,206.5     $   12,844.0       $      (111.8)    $   93,938.7
                                            ===============   =================  ===============   =================

      December 31, 1998....................  $    75,626.0     $   12,379.2       $       (64.4)    $   87,940.8
                                            ===============   =================  ===============   =================


12)   COMPREHENSIVE INCOME

      The components of comprehensive income (loss) for the second quarter 1999 and 1998 and the first half of 1999 and 1998 are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1999              1998             1999              1998
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Net earnings............................. $      221.3      $     198.3      $      403.3      $      411.6
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized (losses) gains,
        net of reclassification adjustment.....       (274.2)            16.1            (517.2)             39.2
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive (loss) income........       (274.2)            16.1            (517.2)             39.2
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive (Loss) Income.............. $      (52.9)     $     214.4      $     (113.9)     $      450.8
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


COMBINED OPERATING RESULTS

The combined and segment level discussions in this MD&A are on an operating basis; amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude certain revenue and expense categories. The following table presents the combined operating results outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance analysis, which begins on page 19, likewise reflects the Closed Block amounts on a line-by-line basis. The Investment Services discussion begins on page 22. The MD&A addresses the combined operating results unless noted otherwise.

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  --------------------------------   --------------------------------
                                                       1999             1998              1999             1998
                                                  ---------------  ---------------   ---------------  ---------------
                                                                            (In Millions)
Operating Results:
  Policy fee income and premiums................  $     591.4      $      565.8      $    1,178.5     $    1,139.2
  Net investment income.........................        718.4             711.1           1,422.9          1,447.6
  Commissions, fees and other income............        515.3             398.9             998.3            771.1
                                                  ---------------  ---------------   ---------------  ---------------
    Total revenues..............................      1,825.1           1,675.8           3,599.7          3,357.9
    Total benefits and other deductions.........      1,446.9           1,372.5           2,866.9          2,769.3
                                                  ---------------  ---------------   ---------------  ---------------

  Pre-tax operating earnings before
    minority interest...........................        378.2             303.3             732.8            588.6
  Minority interest.............................        (46.6)            (37.1)            (93.9)           (70.6)
                                                  ---------------  ---------------   ---------------  ---------------
  Pre-tax operating earnings....................        331.6             266.2             638.9            518.0

Pre-tax Adjustments:
  Investment gains, net of related DAC
    and other charges...........................         76.3              16.8              51.5             73.7
  Non-recurring DAC adjustments.................       (131.7)              -              (131.7)
  Minority interest.............................         46.6              37.1              93.9             70.6
                                                   --------------    -------------     -------------    -------------

GAAP Reported:
  Earnings from continuing operations
    before Federal income taxes and
    minority interest...........................        322.8             320.1             652.6            662.3
  Federal income taxes..........................         58.3              90.8             158.7            190.7
  Minority interest in net income of
    consolidated subsidiaries...................         41.9              32.3              84.0             61.8
                                                  ---------------  ---------------   ---------------  ---------------

Earnings from Continuing Operations.............  $     222.6      $      197.0      $      409.9     $      409.8
                                                  ===============  ===============   ===============  ===============

On a GAAP reported basis, Federal income taxes decreased due to lower Insurance earnings from continuing operations principally due to the effect of the non-recurring DAC adjustments in the first half of 1999 (discussed below). Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at Alliance.

Adjustments to GAAP reported earnings in the first half of 1999 excluded net investment gains of $51.5 million as compared to net investment gains of $73.7 million in the first half of 1998. The 1999 gains were primarily due to the $95.8 million gain related to the sale of an approximately 18% interest in DLJdirect's financial performance through the sale of a new class of DLJ common stock in second quarter 1999. Also in the first half of 1999, there was a $131.7 million non-recurring DAC adjustment resulting from the revisions to estimated future gross profits related to the investment asset reallocation in second quarter 1999 (see Note 3 of Notes to Consolidated Financial Statements found elsewhere herein). In addition, $83.5 million of gains were recognized upon reclassification of publicly-traded common equities to a trading portfolio (see page 29) and $10.4 million of gains resulted from the exercise of subsidiaries' options and conversion of DLJ restricted stock units ("RSU"). Losses of $149.3 million on writedowns and sales of General Account fixed maturities partially offset these 1999 gains. The 1998 gains principally resulted from gains of $72.2 million on General Account Investment Assets and from gross gains of $41.6 million on the exercise of Alliance units and DLJ stock options and on RSU conversions.

Continuing Operations

Compared to the first half of 1998, the higher pre-tax operating results for the first half of 1999 were due to increased earnings in both the Insurance and Investment Services segments. The $241.8 million increase in revenues for the first half of 1999 from the first half of 1998 was attributed primarily to a $227.2 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment and to a $39.3 million increase in policy fee income and premiums in Insurance. These increases were partially offset by a $24.7 million decrease in net investment income for the first half of 1999 principally due to a decrease of $18.8 million for Insurance.

For the first half of 1999, total benefits and other deductions increased by $97.6 million from the comparable period in 1998, reflecting increases in other operating costs and expenses of $184.3 million partially offset by decreases in interest credited to policyholders' accounts and policyholder benefits. The increase in other operating costs and expenses principally resulted from higher costs associated with increased revenues.

COMBINED OPERATING RESULTS BY SEGMENT

Insurance

The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                                      Insurance - Combined Operating Results
                                                   (In Millions)

                                                                      Six Months Ended June 30,
                                                  ------------------------------------------------------------------
                                                                       1999
                                                  ------------------------------------------------
                                                   Insurance          Closed                              1998
                                                   Operations          Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Operating Results:
  Policy fee income and premiums................  $    866.5       $    312.0        $    1,178.5      $   1,139.2
  Net investment income.........................     1,107.6            287.2             1,394.8          1,413.6
  Commissions, fees and other income............       102.2              1.9               104.1             71.1
  Contribution from the Closed Block............        41.9            (41.9)                -                -
                                                  -------------    --------------    -------------     -------------
    Total revenues..............................     2,118.2            559.2             2,677.4          2,623.9
    Total benefits and other deductions.........     1,670.7            559.2             2,229.9          2,269.8
                                                  -------------    --------------    -------------     -------------
Pre-tax operating earnings......................       447.5              -                 447.5            354.1

Pre-tax Adjustments:
  Investment gains (losses), net of DAC
    and other charges...........................       (56.9)             -                 (56.9)            49.7
  Non-recurring DAC adjustments.................      (131.7)             -                (131.7)             -
                                                  -------------    --------------    -------------     -------------

GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    Minority Interest...........................  $    258.9       $      -          $      258.9      $     403.8
                                                  =============    ==============    =============     =============

For the first half of 1999, Insurance pre-tax operating earnings reflected an increase of $93.4 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts, higher margins between investment income and interest credited on policyholders' account balances, improved life insurance mortality margins and improved health morbidity all contributed to the improved earnings.

Total revenues increased by $53.5 million primarily due to a $39.3 million increase in policy fee income and premiums and $33.0 million higher commissions, fees and other income offset by an $18.8 million decrease in investment income. Lower yields on General Account Investment Assets principally related to fixed maturities and mortgages contributed to the decrease in investment income. Policy fee income rose $83.8 million to $600.9 million due to higher insurance and annuity account balances while premiums declined $44.5 million to $577.6 million.

Total benefits and other deductions for the first half of 1999 decreased $39.9 million from the comparable 1998 period reflecting decreases primarily resulting from lower policyholders' benefits due to lower life insurance mortality and health morbidity experience, and a decrease in interest credited on policyholders' account balances due to lower crediting rates, partially offset by an increase in operating expenses due to the timing of strategic initiative expenses and higher corporate benefits.

Premiums, Deposits and Mutual Fund Sales - The following table lists gross premiums and deposits, including universal life and investment-type contract deposits, as well as mutual fund sales for Insurance distribution channels and major product lines.

                                     Premiums, Deposits and Mutual Fund Sales
                                                   (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1999             1998              1999              1998
                                                ---------------  ----------------  ---------------   ---------------
Retail:
Annuities
  First year..................................  $      901.0     $      830.4      $    1,720.0      $   1,537.5
  Renewal.....................................         480.5            447.8             957.5            906.5
                                                ---------------  ----------------  ---------------   ---------------
                                                     1,381.5          1,278.2           2,677.5          2,444.0
Life(1)
  First year                                           127.6            122.6             210.8            224.7
  Renewal.....................................         565.3            528.4           1,128.8          1,088.6
                                                ---------------  ----------------  ---------------   ---------------
                                                       692.9            651.0           1,339.6          1,313.3
Other(2)
  First year..................................           3.3              3.1               5.2              6.8
  Renewal.....................................          86.6             95.1             183.6            195.5
  Mutual fund sales...........................         734.6            664.5           1,405.0          1,258.1
                                                ---------------  ----------------  ---------------   ---------------
                                                       824.5            762.7           1,593.8          1,460.4
                                                ---------------  ----------------  ---------------   ---------------
    Total retail..............................       2,898.9          2,691.9           5,610.9          5,217.7
                                                ---------------  ----------------  ---------------   ---------------

Wholesale:
Annuities
  First year..................................         506.2            464.5             910.9            738.6
  Renewal.....................................          11.1              2.9              17.8              3.3
                                                ---------------  ----------------  ---------------   ---------------

    Total wholesale...........................         517.3            467.4             928.7            741.9
                                                ---------------  ----------------  ---------------   ---------------

Total Premiums, Deposits
  and Mutual Fund Sales.......................  $    3,416.2     $    3,159.3      $    6,539.6      $   5,959.6
                                                ===============  ================  ===============   ===============

(1)      Includes variable and interest-sensitive and traditional life products.
(2)      Includes health insurance and reinsurance assumed.

First year premiums and deposits for insurance and annuity products for the first half of 1999 increased from prior year levels by $339.3 million primarily due to higher sales of individual annuities by both the retail and wholesale distribution channels partially offset by a $13.8 million decline in life sales. Renewal premiums and deposits increased by $93.8 million during the first half of 1999 over the prior year period as increases in the larger block of individual annuities and variable life business were partially offset by decreases in traditional life policies. During second quarter 1999, a new series of variable life products began to be introduced which management believes will result in the fourth quarter.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines.

                                            Surrenders and Withdrawals
                                                 (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     1999             1998              1999              1998
                                                ---------------  ----------------  ---------------   ---------------
Annuities.....................................  $      901.0     $      747.5      $    1,830.4      $   1,441.7
Variable and interest-sensitive life..........         148.0            135.1             316.1            832.4
Traditional life..............................          89.4             90.6             182.3            189.2
                                                ---------------  ----------------  ---------------   ---------------

Total.........................................  $    1,138.4     $      973.2      $    2,328.8      $   2,463.3
                                                ===============  ================  ===============   ===============

Policy and contract surrenders and withdrawals decreased $134.5 million during the first half of 1999 compared to the same period in 1998 principally due to the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the $427.3 million increase in the first half of 1999 compared to the first half of 1998 resulted from $434.2 million higher surrenders and withdrawals in the larger book of individual annuities and variable and interest-sensitive life policies as well as an increase in the individual annuities' surrender rate from 9.5% in the first half of 1998 to 10.1% in the first half of 1999.

Investment Services

The following table summarizes operating results for Investment Services.

                                      Investment Services - Operating Results
                                                   (In Millions)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                   ---------------------------------   --------------------------------
                                                        1999              1998              1999             1998
                                                   ---------------   ---------------   ---------------  ---------------
Operating Results:
  Investment advisory and service fees............ $      291.3      $      237.8      $     596.7      $      473.3
  Distribution revenues...........................        105.2              76.1            198.8             142.3
  Equity in DLJ's earnings........................         50.8              44.1             87.9              85.8
  Other revenues..................................         21.7              21.0             41.8              35.3
                                                   ---------------   ---------------   ---------------  ---------------
    Total revenues................................        469.0             379.0            925.2             736.7
                                                   ---------------   ---------------   ---------------  ---------------

  Promotion and servicing.........................        151.0             115.1            290.3             216.2
  Employee compensation and benefits..............        102.7              82.2            221.0             170.0
  All other operating expenses....................         63.4              58.2            128.6             116.0
                                                   ---------------   ---------------   ---------------  ---------------
    Total expenses................................        317.1             255.5            639.9             502.2
                                                   ---------------   ---------------   ---------------  ---------------

  Pre-tax earnings before minority interest.......        151.9             123.5            285.3             234.5
  Minority interest...............................        (46.6)            (37.1)           (93.9)            (70.6)
                                                   ---------------   ---------------   ---------------  ---------------
  Pre-tax operating earnings......................        105.3              86.4            191.4             163.9

Pre-tax Adjustments:
  Investment gains (losses), net of DAC...........         98.2               (.4)           108.4              24.0
  Minority interest...............................         46.6              37.1             93.9              70.6
                                                   ---------------   ---------------   ---------------  ---------------

GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    and Minority Interest......................... $      250.1      $      123.1      $     393.7      $      258.5
                                                   ===============   ===============   ===============  ===============

Investment Services' pre-tax operating earnings for the first half of 1999 were $191.4 million, an increase of $27.5 million from the prior year's comparable period. Revenues totaled $925.2 million for the first half of 1999, an increase of $188.5 million from the comparable period in 1998, due to a $123.4 million increase in investment advisory and service fees and $56.5 million higher distribution revenues. The increase in investment advisory and service fees primarily resulted from increases in average assets under management which were due to market appreciation and to $7.6 million higher performance fees, reflecting favorable market activity. The growth in distribution revenues was principally due to higher mutual fund assets under management from strong sales and from market appreciation. DLJ's earnings contribution for the first six months of 1999 was $2.1 million higher than in the 1998 period as the second quarter 1999 increase of $6.7 million or 15.2% more than offset the decline noted in the previous quarter. Investment Services' costs and expenses increased $137.7 million for the first half of 1999 primarily due to increases in mutual fund promotional expenditures and employee compensation and benefits. Promotion and servicing increased 34.3% primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management mutual fund assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to higher incentive compensation due to the increased operating earnings and to increased base compensation and commissions reflecting increased headcount in the mutual fund and technology areas along with salary increases. The 1998 expenses included a $10.0 million provision for the estimated buyout price of the minority interest in Cursitor.

Fees and Assets Under Management

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                                         Fees and Assets Under Management
                                                   (In Millions)

                                                                                              At or For the
                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                ----------------------------------   ---------------------------------
                                                      1999              1998              1999             1998
                                                -----------------  ---------------   ---------------  ---------------
FEES:
Third parties.................................  $      300.6       $      240.9     $     616.1        $      495.2
Equitable Life Separate Accounts..............          26.6               26.1            51.8                48.5
Equitable Life General Account and other......          11.2               14.3            22.1                25.2
                                                -----------------  ---------------   ---------------  ---------------
Total Fees....................................  $      338.4       $      281.3     $     690.0        $      568.9
                                                =================  ===============  ===============    ===============

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third Party.................................                                      $   257,935         $   204,067
   Equitable Life General Account
    and Holding Company Group.................                                           25,355              25,433
   Equitable Life Separate Accounts...........                                           37,716              33,016
                                                                                    ---------------    ---------------
Total.........................................                                          321,006             262,516
                                                                                    ---------------    ---------------

DLJ:
  Third Party.................................                                           27,352              23,085
  DLJ Invested Assets.........................                                           18,720              19,837
                                                                                    ---------------    ---------------
Total DLJ.....................................                                           46,072              42,922
                                                                                    ---------------    ---------------

Equitable Life and Affiliates:
  Equitable Life (non-Alliance) General
    Account...................................                                           13,025              14,588
  Equitable Life Separate
    Accounts - EQAT(1)........................                                            4,294               1,988
  Equitable Life real estate related
    Separate Accounts.........................                                            4,044               4,583
  Equitable Life Separate Accounts - other....                                            2,386               1,770
                                                                                    ---------------    ---------------
Total Equitable Life and Affiliates...........                                           23,749              22,929
                                                                                    ---------------    ---------------

Total by Account:
  Third Party.................................                                          285,287             227,152
  General Account and other...................                                           57,100              59,858
  Separate Accounts...........................                                           48,440              41,357
                                                                                    ---------------    ---------------
Total Assets Under Management.................                                      $   390,827         $   328,367
                                                                                    ===============    ===============

(1)  EQ Advisors Trust.

Fees from assets under management increased 21.3% for the first half of 1999 from the comparable 1998 period principally as a result of growth in assets under management for third parties principally at Alliance. The Alliance growth in the first half of 1999 was primarily due to market appreciation and net sales of mutual funds and other products. DLJ's third party assets under management increased in the first half of 1999 by $4.27 billion as compared to December 31, 1998 principally due to new business in its Asset Management Group.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

This discussion of the General Account portfolio analyzes the results of major investment asset categories, including the Closed Block's investments. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                                 General Account Investment Asset Carrying Values
                                                   June 30, 1999
                                                   (In Millions)

                                                                                                        General
                                                                                                        Account
                                                  Balance           Closed                             Investment
Balance Sheet Captions:                            Sheet            Block            Other             Assets(1)
---------------------------------------------- ---------------   -------------   ---------------      -------------
Fixed maturities:
  Available for sale........................ $    19,204.4       $   4,129.7     $    (252.5)         $  23,586.6
  Held to maturity..........................         128.9               -               -                  128.9
Mortgage loans on real estate...............       3,269.7           1,773.3            25.0              5,018.0
Equity real estate..........................       1,522.4             111.4           (24.9)             1,658.7
Policy loans................................       2,160.3           1,615.1             -                3,775.4
Other equity investments....................         758.0              42.9           (95.2)               896.1
Other invested assets.......................       1,810.6             (60.8)         1455.7                294.1
                                             -----------------   -------------   ---------------      -------------
  Total investments.........................      28,854.3           7,611.6         1,108.1             35,357.8
Cash and cash equivalents...................         907.9              37.7           538.1                407.5
Equitable Life debt and other(2)............           -                 -             600.1               (600.1)
                                             -----------------   -------------   ---------------      -------------
Total....................................... $    29,762.2       $   7,649.3     $   2,246.3          $  35,165.2
                                             =================   =============   ===============      =============

(1) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other amounts.
(2) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment Assets and reclassified from various balance sheet lines.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis in view of the similar asset quality characteristics of major asset categories in the portfolios.

Investment Results of General Account Investment Assets

                      Investment Results by Asset Category
                              (Dollars In Millions)

                                    Three Months Ended June 30,                           Six Months Ended June 30,
                         --------------------------------------------------   --------------------------------------------------
                                  1999                      1998                       1999                      1998
                         ------------------------  ------------------------   ------------------------  ------------------------
                            (1)                       (1)                        (1)                       (1)
                           Yield       Amount        Yield       Amount         Yield      Amount         Yield       Amount
                         ---------- -------------  ---------- -------------   --------- --------------  ------------------------
Fixed Maturities:
  Income..............      7.78%   $    447.9        8.17%   $     467.2        7.87%  $     896.9        8.06%   $    927.4
  Investment
    Gains/(Losses)....     (0.49)%       (27.2)       0.39%          21.6       (1.33)%      (149.3)       0.33%         36.7
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
  Total...............      7.29%   $    420.7        8.56%   $     488.8        6.54%  $     747.6        8.39%   $    964.1
  Ending Assets(2)....              $ 23,937.9                $  23,934.5               $  23,937.9                $ 23,934.5
Mortgages:
  Income..............      8.98%   $    104.7        9.03%   $      85.8        8.89%  $     202.2        9.63%   $    183.4
  Investment
    Gains/(Losses)....     (0.39)%        (4.4)       0.27%           2.5       (0.11)%        (2.6)      (0.24)%        (4.4)
                         ---------- -------------  ---------- -------------   --------- --------------- --------- --------------
  Total...............      8.59%   $    100.3        9.30%   $      88.3        8.78%  $     199.6        9.39%   $    179.0
  Ending Assets(3)....              $  5,018.2                $   3,974.2               $   5,018.2                $  3,974.2
Equity Real
  Estate:
  Income(4)...........      7.65%   $     25.3        7.46%   $      35.5        7.22%  $      48.2        6.49%   $     62.0
  Investment
    Gains/(Losses)....      2.82%          9.0        0.85%           3.9        2.69%         17.5        0.68%          6.4
                         --------- -------------- ----------- -------------   -------- --------------- ---------- --------------
  Total...............     10.47%   $     34.3        8.31%   $      39.4        9.91%  $      65.7        7.17%   $     68.4
  Ending Assets(4)....              $  1,384.3                $   1,978.5               $   1,384.3                $  1,978.5
Other Equity
  Investments:
  Income..............     34.38%   $     66.4       13.58%   $      46.3       36.45%  $     130.2       18.25%   $    114.8
  Investment
    Gains/(Losses)....      0.52%          0.9        2.45%           7.9       23.96%         76.2        5.62%         33.5
                         --------- -------------- ----------- -------------   --------- --------------- ---------- -------------
  Total...............     34.90%   $     67.3       16.03%   $      54.2       60.41%  $     206.4       23.87%   $    148.3
  Ending Assets(5)....              $    896.1                $   1,504.7               $     896.1                $  1,504.7
Policy Loans:
  Income..............      6.78%   $     61.6        6.52%   $      57.6        6.69%  $     121.5        6.77%   $    127.5
  Ending Assets(6)....              $  3,775.4                $   3,660.5               $   3,775.4                $  3,660.5
Cash and Short-term
  Investments:
  Income..............      8.29%   $     16.0       15.41%   $      11.6        6.38%  $      36.0       25.15%   $     27.1
  Ending Assets(6)....              $    701.6                $     156.5               $     701.6                $    156.5
Equitable Life
  Debt and Other:
  Interest expense
    and other.........     10.74%   $    (16.2)       7.99%   $     (14.2)       9.58%  $     (27.4)       6.58%   $    (24.5)
  Ending Liabilities                $   (600.1)               $    (890.6)              $    (600.1)               $   (890.6)
Total:
  Income(7)...........      8.40%   $    705.7        8.34%   $     689.7        8.38%  $   1,407.6        8.53%   $  1,417.7
  Investment
    Gains/(Losses)....     (0.27)%       (21.7)       0.45%          35.9       (0.35)%       (58.2)       0.44%         72.2
                         ---------- ------------- ----------- -------------   --------- ------------- ----------- --------------
  Total(8)............      8.13%   $    684.0        8.79%   $     725.6        8.03%  $   1,349.4        8.97%   $  1,489.9
  Ending Net Assets...              $ 35,113.4                $  34,318.3               $  35,113.4                $ 34,318.3



(1)   Yields have been  calculated  on a compound  annual  effective  rate basis using the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains and fees. Annualized yields are not necessarily indicative of a full year's results.
(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $235.0 million and $756.2 million, and include accrued income of $379.1 million and $389.4 million, amounts due from securities sales of $59.7 million and $59.7 million and other assets of $25.6 million and $34.5 million as of June 30, 1999 and 1998, respectively.
(3) Mortgage investment assets include accrued income of $63.6 million and $57.5 million and are adjusted for related liability balances of $(24.4) million and $(25.9) million as of June 30, 1999 and 1998, respectively.
(4) Equity real estate investment assets are shown net of third party debt and minority interest in real estate of $274.4 million and $542.6 million, and include accrued income of $25.4 million and $33.4 million and are adjusted for related liability balances of $(0.8) million and $(32.9) million as of June 30, 1999 and 1998, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $5.1 million, $9.5 million, $11.1 million and $20.5 million for the second quarter and first half of 1999 and of 1998, respectively.
(5) Other equity investment assets include adjustment for accrued income and pending settlements of $(0.1) million and $(12.0) million as of June 30, 1999 and 1998, respectively.
(6) Cash and short-term investments are shown net of financing arrangements of $388.5 million and $424.8 million and other adjustments for accrued income and cash in transit of $1.3 million and $1.3 million as of June 30, 1999 and 1998, respectively.
(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $8.8 million, $33.3 million, $16.8 million and $31.9 million for the second quarters and first half of 1999 and of 1998, respectively. Investment income is shown net of depreciation of $5.1 million, $10.6 million, $7.8 million and $19.4 million for the same respective periods.
(8) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.87%, 8.56%, 7.78% and 8.69% for the second quarter and the first half of 1999 and of 1998, respectively.


Asset Valuation Allowances and Writedowns

Writedowns on fixed maturities were $104.4 million and $23.9 million for the first half of 1999 and 1998, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first six months of 1999 and 1998.

                                         General Account Investment Assets
                                               Valuation Allowances
                                                   (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------
June 30, 1999
Beginning balances............................................  $     45.4         $     211.8        $     257.2
Additions.....................................................         3.7                21.6               25.3
Deductions(1).................................................        (9.3)              (71.1)             (80.4)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     39.8         $     162.3        $     202.1
                                                                ===============    ===============    ==============

June 30, 1998
Beginning balances............................................  $     74.3         $     345.5        $     419.8
Additions.....................................................        11.7                46.6               58.3
Deductions(1).................................................       (46.9)              (44.9)             (91.8)
                                                                ---------------    ---------------    --------------
Ending Balances...............................................  $     39.1         $     347.2        $     386.3
                                                                ===============    ===============    ==============

(1)  Primarily reflected releases of allowances due to asset dispositions and writedowns.

General Account Investment Assets

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost at June 30, 1999 and by net amortized cost at December 31, 1998.

                                         General Account Investment Assets
                                                   (In Millions)

                                                            June 30, 1999                        December 31, 1998
                                           ------------------------------------------------    ----------------------
                                                                                 Net                    Net
                                             Amortized       Valuation        Amortized              Amortized
                                                Cost         Allowances          Cost                  Cost
                                           ---------------  -------------   ---------------    ----------------------
Fixed maturities(1)......................  $   23,708.5    $        -        $    23,708.5     $       22,805.8
Mortgages................................       5,018.8           (39.8)           4,979.0              4,443.3
Equity real estate.......................       1,796.4          (162.3)           1,634.1              1,774.1
Other equity investments.................         896.1             -                896.1                859.1
Policy loans.............................       3,775.4             -              3,775.4              3,727.9
Cash and short-term investments..........       1,088.8             -              1,088.8              1,619.7
Corporate debt and other.................        (600.1)            -               (600.1)              (598.1)
                                           ---------------  -------------   ---------------    ----------------------
Total....................................  $   35,683.9    $     (202.1)     $    35,481.8     $       34,631.8
                                           =============== ==============   ===============    ======================

(1) Excludes unrealized losses of $222.6 million and unrealized gains of $814.3 million in fixed maturities classified as available for sale at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999 and December 31, 1998, the amortized cost of the available for sale and held to maturity portfolios was $23.59 billion, $128.9 million, $22.68 billion and $125.0 million, respectively, compared to estimated market values of $23.36 billion, $128.9 million, $23.49 billion and $125.0 million, respectively.

Fixed Maturities. Fixed maturities consist of publicly-traded debt and privately placed debt securities and small amounts of redeemable preferred stock, which represented 75.2%, 23.6% and 1.2%, respectively, of the amortized cost of this asset category at June 30, 1999. The $149.3 million of investment losses in the first half of 1999 were due to $104.4 million of writedowns primarily on high yield and emerging market securities and $44.9 million of losses on sales.

                                        Fixed Maturities By Credit Quality
                                                   (In Millions)

                                                 June 30, 1999                         December 31, 1998
                                       --------------------------------------   -------------------------------------
                   Rating Agency
    NAIC            Equivalent           Amortized             Estimated          Amortized             Estimated
    Rating          Designation             Cost               Fair Value           Cost               Fair Value
--------------  ---------------------- -------------------  -----------------   ------------------   ----------------
     1-2        Aaa/Aa/A and Baa......  $     20,656.0       $    20,687.0       $    19,588.1        $   20,712.6
     3-6        BBa and lower.........         3,052.5             2,798.9             3,217.7             2,907.5
                                       -------------------  -----------------   ------------------   ----------------
Total Fixed Maturities...............   $     23,708.5       $    23,485.9       $    22,805.8        $   23,620.1
                                       ===================  =================   ==================   ================

At June 30, 1999, the Company held mortgage pass-through securities with an amortized cost of $2.59 billion, $2.31 billion of CMOs, including $2.17 billion in publicly-traded CMOs, and $1.61 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $101.1 million (0.4% of the amortized cost of this category) and $49.3 million (0.2%) at June 30, 1999, respectively, compared to $94.9 million (0.4%) and $74.9 million (0.3%) at December 31, 1998, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At June 30, 1999, commercial mortgages totaled $3.06 billion (61.1% of the amortized cost of the category), agricultural loans were $1.95 billion (38.9%) and residential loans were $0.9 million.

                               Problem, Potential Problem and Restructured Mortgages
                                                  Amortized Cost
                                                   (In Millions)

                                                                                   June 30,          December 31,
                                                                                     1999                1998
                                                                                ---------------    -----------------
COMMERCIAL MORTGAGES..........................................................  $   3,063.9        $     2,660.7
Problem commercial mortgages(1)...............................................          0.0                  0.4
Potential problem commercial mortgages........................................         92.3                170.7
Restructured commercial mortgages(2)..........................................        154.6                116.4

AGRICULTURAL MORTGAGES........................................................  $   1,954.0        $     1,826.9
Problem agricultural mortgages................................................         20.1                 11.7

(1)   Includes delinquent mortgage loans of $0.4 million at December 31, 1998.
(2) Excludes $19.6 million and $24.5 million of restructured commercial mortgages that are shown as potential problems at June 30, 1999 and December 31, 1998, respectively.

The original weighted average coupon rate on the $154.6 million of restructured mortgages was 9.0%. As a result of these restructurings, the restructured weighted average coupon rate was 8.2% and the restructured weighted average cash payment rate was 8.2%.

At June 30, 1999 and 1998, respectively, management identified impaired mortgage loans with carrying values of $122.7 million and $228.8 million. The provisions for losses for these impaired mortgage loans were $33.4 million and $33.8 million at June 30, 1999 and 1998, respectively. For the first half of 1999 and of 1998, respectively, income accrued on these loans was $5.9 million and $9.5 million, including cash received of $5.9 million and $7.7 million.

For the first six months of 1999, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $55.4 million. In addition, $52.3 million of commercial mortgage loan maturity payments were scheduled, of which $4.0 million were paid as due. Of the amount not paid, $48.3 million were granted short-term extensions; none was in default.

Equity Real Estate. As of June 30, 1999, on the basis of amortized cost, the equity real estate category included $1.17 billion (65.3%) acquired as investment real estate and $622.1 million (34.7%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first half of 1999 and 1998, respectively, proceeds from the sale of equity real estate totaled $180.8 million and $114.9 million, with gains of $32.3 million and $30.4 million. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $64.3 million and $30.4 million, respectively.

At June 30, 1999, the vacancy rate for the Company's office properties was 7.3% in total, with a vacancy rate of 6.3% for properties acquired as investment real estate and 13.3% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.7% (as of March 31, 1999) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of private equity, LBO, mezzanine, venture capital and other limited partnership interests ($456.1 million or 50.9% of the amortized cost of this portfolio at June 30, 1999), alternative limited partnerships ($195.5 million or 21.8%) and common stock and other equity securities, including the excess of Separate Account assets over Separate Account liabilities, ($244.5 million or 27.3%). Alternative funds utilize trading strategies that may be leveraged; they attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Effective January 1, 1999, the Company designated all direct investments in publicly-traded common equity securities in the General Account portfolio as "trading securities" as defined by SFAS No. 115. Investment gains of $83.5 million were recognized at that date on the portfolio. Changes in the investments' fair value for the first half of 1999 totaled $98.4 million and are included in investment income. Other equity investments can produce significant volatility in investment income since these investments are accounted for using the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), and increases and decreases in fair value, whether realized or unrealized, on substantially all of the portfolio are reflected as investment income or loss to the Company. Returns on all equity investments are very volatile and investment results for any period are not representative of any other period.


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

Equitable Life - Equitable Life began addressing the Year 2000 issue in 1995. In addition to significant internal resources, third parties have been assisting in renovating and testing computer hardware and software ("computer systems") and embedded systems and in overall project control. The following process has been undertaken:

(1) Equitable Life established a Year 2000 project office, which developed a strategic approach and created broad awareness of the Year 2000 issues at Equitable Life through meetings with the Audit Committee of the Board of Directors and executive and senior management, presentations to business areas and employee newsletters.
(2) Corporate-developed computer systems were inventoried and assessed for Year 2000 compliance. Third party providers of computer systems and services, including embedded systems, were contacted. Of the 99% who have responded, approximately 80% indicated their systems or services are Year 2000 compliant, approximately 5% have indicated that they will be compliant, and 14% have been or are in the process of being replaced with compliant systems or eliminated. Management believes it is on schedule for the remaining one percent to be confirmed by the end of third quarter 1999 as either Year 2000 compliant or the subject of a satisfactory plan for compliance.
(3) The renovation or replacement of all corporate-developed computer systems was completed by June 30, 1999. After renovation or replacement, management subjects these systems to Year 2000 compliance testing as described in the following paragraph, and continues to monitor Year 2000 compliance by third party providers of computer systems, including embedded systems, and services. Substantially all such systems and services, including those considered mission-critical, have been confirmed as either Year 2000 compliant or the subject of a satisfactory plan for compliance. With respect to real estate investment properties owned by Equitable Life and managed by third parties, the renovation or replacement and testing of building operation systems (e.g., elevators, escalators, fire, security and heating, ventilation and air conditioning) is in process and management expects that such systems will be confirmed as Year 2000 compliant by September 30, 1999. Additionally, Equitable Life is in the process of implementing an upgrade of its personal computer workstations and local area network servers with the latest release of compliant versions of third party hardware and software and expects to complete the nationwide upgrade by September 1, 1999.

(4) Year 2000 compliance testing is an ongoing three-part process: after a system has been renovated, it is tested to determine if it still performs its intended business function correctly; next, it undergoes a simulation test using dates occurring after December 31, 1999; last, integrated systems tests are conducted to verify that the systems continue to work together with the computers' internal clocks set to post December 31, 1999 dates. The first two phases of the process have been completed and all systems have been confirmed through such testing as Year 2000 compliant. Integrated systems testing will continue throughout 1999 as needed. All significant automated data interfaces with third parties are in the process of being tested for Year 2000 compliance, including those with Lend Lease, Alliance, The Chase Manhattan Bank, Sunguard, Pershing and Computer Science Corporation, who provide, among other services, material investment management, accounting, banking, annuity processing and securities clearance services for Equitable Life's General and certain of its Separate Accounts. Equitable Life has retained third parties to assist with selective verification of the Year 2000 renovation of certain systems.
(5) Existing business continuity and disaster recovery plans cover certain categories of contingencies that could arise as a result of Year 2000 related failures. These plans have been supplemented to address contingencies unique to the millennium change. Equitable Life retained a consulting firm to assist with planning for Year 2000 contingencies.

Equitable Life's Year 2000 compliance project is currently estimated to cost $35 million through the end of 1999, of which approximately $29.9 million was incurred through June 30, 1999. Equitable Life's new computer application development and procurement have not been subject to any delay caused in whole or part by Year 2000 efforts that is expected to have a material adverse effect on the Company's financial condition or results of operations.

Investment Subsidiaries - DLJ and Alliance's Year 2000 related activities and progress to date are summarized below. For further information, see their respective filings on Form 10-K for the year ended December 31, 1998.

DLJ - DLJ's plans for preparing for Year 2000 are in writing and address all mission critical computer systems globally. Such systems have been remediated, tested and implemented. DLJ has also remediated, implemented and tested all non-mission critical systems. Throughout the Year 2000 process, none of DLJ's major technology projects have been significantly impacted.

DLJ currently estimates its Year 2000 costs at approximately $90 million, with $88 million incurred through June 30, 1999. DLJ has assessed Year 2000 contingency requirements and has developed a formal contingency plan. The contingency plan addresses procedures to be implemented in the event of problems concerning mission-critical systems, electronic interfaces and third parties. This plan includes written Year 2000 specific contingency plans that will address DLJ-wide shared services (i.e., communications systems and physical facilities), as well as its mission critical business units.

Alliance - During 1997, Alliance began a formal Year 2000 initiative, managed by a Year 2000 project office and focusing on both IT and non-IT systems. Alliance has retained a number of consulting firms with expertise in advising and assisting clients with regard to Year 2000 issues. By June 30, 1998, Alliance had completed an inventory and assessment of its domestic and international computer systems, identified its mission-critical and non-mission-critical systems, and determined which of these systems were not Year 2000 compliant. All third party suppliers of mission-critical systems and services and non-mission-critical systems have been contacted; substantially all of those contacted have responded. Approximately 90% of the responses indicate their systems are or will be Year 2000 compliant. All mission critical and non-mission critical systems supplied by third parties have been tested except for those third parties who were not able to comply with Alliance's testing schedule. Alliance expects all testing with the third parties will be completed before the end of 1999 Alliance has remediated, replaced or retired all of its non-compliant mission-critical systems and applications with the exception of one portfolio management system which will be replaced by a Year 2000 compliant system by August 31, 1999. All non-mission-critical systems have been remediated. Alliance has completed the business functionality and the post-December 31, 1999 testing for approximately 98% of its mission-critical systems and 100% of its non-mission-critical systems. Integrated systems tests were then conducted to verify that the systems would continue to work together. Full integration testing of all remediated systems have been completed. Testing of interfaces with third party suppliers has begun and will continue throughout 1999. Alliance has completed an inventory of its technical infrastructure and corporate facilities and has begun to evaluate and test these systems. Alliance expects them to be fully operable in the Year 2000. Certain other planned IT projects have been deferred until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on Alliance's financial condition or results of operations. Assisted by a consulting firm, Alliance has developed its Year 2000 specific contingency plans with emphasis on mission-critical functions. These plans seek to provide alternative methods of processing in the event of a failure that is outside of Alliance's control.

Alliance estimates its cost of the Year 2000 initiative will range between $40 million and $45 million. Such costs consist principally of remediation costs and costs to develop formal Year 2000 specific contingency plans. Through June 30, 1999, Alliance has incurred approximately $36 million of those costs.

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

LIQUIDITY AND CAPITAL RESOURCES

On August 10, 1999, General American Life Insurance Company ("General American") announced that it is unable to meet substantial demands for surrenders arising from its funding agreement business. General American has indicated that it has adequate assets to meet its obligations, but is unable to raise sufficient cash to meet these demands on short notice. Four money market mutual funds sponsored by Alliance (the "Funds") own an aggregate of $570.0 million in funding agreements issued by General American. These funding agreements mature on July 10, 2000, but are subject to earlier redemption on seven days written notice at the option of the holders. As of Friday, August 13, 1999, General American had not honored the Funds' redemption requests on those funding agreements.

These funding agreements comprise no more than approximately 3.8% of the assets of any of the four Funds. Equitable Life has obtained letters of credit under which the Funds may first draw on July 10, 2000, the maturity date of the funding agreements, to pay principal in an amount up to the face amount of the funding agreements, if General American continues not to honor the redemption requests. Equitable Life will be responsible for the amount of each draw under a letter of credit, and Alliance will be obligated to reimburse Equitable Life, in cash or the equivalent value in Alliance Units, for the amount of each such draw and to pay certain fees and expenses to Equitable Life. These letters of credit are intended to prevent the net asset value in any Fund from dropping below $1.00 per share in the event General American continues not to honor the redemption requests. While the ultimate outcome of this matter cannot be determined at this time, the Company does not expect this matter to have a material adverse effect on its consolidated financial position.

In late May 1999, DLJ issued a new class of common stock to track the financial performance of DLJdirect, its online brokerage business, selling shares representing an approximately 18% interest in DLJdirect's financial performance to the public. The offering raised more than $343 million of equity and resulted in Equitable Life recognizing a non-cash pre-tax gain of $95.8 million.

In March 1999, DLJ filed a registration statement with the SEC, establishing a $2.0 billion shelf of senior or subordinated debt securities or preferred stock. In first quarter 1999, DLJ issued $650 million 5 7/8% Senior Notes due 2002 and, in second quarter 1999, issued $290 million medium term notes that mature through 2004 from this shelf.

On September 22, 1999, Alliance will hold a special meeting of Unitholders for the purposes of voting on a proposed reorganization of its business that will give Alliance Unitholders the choice between (1) continuing to hold liquid Alliance Units listed on the New York Stock Exchange that are subject to a Federal tax on Alliance's gross business income and (2) holding a highly illiquid interest in a new private limited partnership that is not subject to the tax. The proposed reorganization requires the approval of a majority of Alliance's unaffiliated public Unitholders and certain other contractual and regulatory approvals. Alliance expects that the reorganization and public exchange offer will be completed in the fourth quarter of 1999. Equitable Life and its subsidiaries intend to exchange substantially all of their Alliance Units for limited partnership interests and a general partnership interest in the new private limited partnership immediately following, and subject to the same terms and conditions as, the public exchange offer.

In July 1999, the Board of Directors authorized an increase in Equitable Life's commercial paper program to a maximum of $1.00 billion up from $500.0 million. This program is available for general corporate purposes. The Board also authorized increasing Equitable Life's existing $350.0 million bank credit facility to $700.0 million. Equitable Life uses this program from time to time in its liquidity management. At June 30, 1999, no amounts were outstanding under the commercial paper program or the revolving credit facility.

Also in July 1999, Alliance entered into a new $200 million three year revolving credit facility, increasing its borrowing capacity to $625 million. The new credit facility will be sued to fund commission payments to financial intermediaries for certain mutual fund sales and for general working capital purposes.

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

Consolidated Cash Flows

The net cash provided by operating activities was $158.5 million for the first half of 1999 compared to $366.6 million for the first half of 1998.

Net cash used by investing activities was $1.37 billion for the first half of 1999 as compared to $3.8 million for the same period in 1998. Cash used by investing activities during the first six months of 1999 primarily was attributable to the increase in invested assets as purchases exceeded sales, maturities and repayments by approximately $1.37 billion. In 1998, investment purchases exceeded sales, maturities and repayments by $126.0 million. Loans to discontinued operations were reduced by $300.0 million during the first half of 1998.

Net cash provided by financing activities totaled $872.9 million for the first half of 1999 as compared to net cash used by financing operations of $3.3 million in the first half of 1998. Net cash provided by financing activities during the first half of 1999 primarily resulted from a $559.5 million increase in short-term financings. Deposits to policyholders' account balances exceeded withdrawals by $384.8 million during the first half of 1999. During the first half of 1998, withdrawals from General Account policyholders' accounts exceeding additions by $319.1 million and continuing operations made an $87.2 million payment to settle its obligation to discontinued operations. Short-term financing, principally at Equitable Life, increased of $443.9 million during the 1998 period.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first six months of 1999 of $337.6 million to $907.9 million.


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

Market Risk. The businesses of the Company and its Investment subsidiaries are subject to market risks arising from its insurance asset/liability management, asset management and trading activities. Primary market risk exposures exist in the insurance and investment banking segments and result from interest rate fluctuations, equity price movements, changes in credit quality and, at DLJ, foreign currency exchange exposure. Returns on equity securities are very volatile. Effective January 1, 1999, management designated all direct investments in publicly-traded common equity securities in Equitable Life's General Account and the Holding Company Group portfolios as "trading securities" and all subsequent changes in fair value of such investments are being reported through earnings. The nature of each of these risks is discussed under the captions "Investment Results of General Account Investment Assets - Other Equity Investments" and "Market Risk, Risk Management and Derivative Financial Instruments" as well as in Note 16 of Notes to Consolidated Financial Statements in the Company's 1998 report on Form 10-K.

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

Strategic Initiatives. The Company continues to implement certain strategic initiatives identified after a comprehensive review of its organization and strategy conducted in late 1997. These initiatives are designed to make the Company a premier provider of financial planning, insurance and asset management products and services. The "branding" initiative, which consists in part of a reorganization of certain wholly owned subsidiaries and changes to the names of such subsidiaries and the Holding Company, is designed to separate product manufacturing under the "Equitable" name from product distribution under the "AXA Advisors" name. Implementation of these strategic initiatives is subject to various uncertainties, including those relating to timing and expense, and the results of the implementation of these initiatives could be other than what management intends. The Company may, from time to time, explore selective acquisition opportunities in its core insurance and asset management businesses.

Insurance. The Insurance Group's future sales of life insurance and annuity products are dependent on numerous factors including successful implementation of the strategic initiatives referred to above, the intensity of competition from other insurance companies, banks and other financial institutions, the strength and professionalism of distribution channels, the continued development of additional channels, the financial and claims paying ratings of Equitable Life, its reputation and visibility in the market place, its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner and its investment management performance. In addition, the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. The Administration's year 2000 budget proposals contain provisions which, if enacted, could have a material adverse impact on sales of certain insurance products and would adversely affect the taxation of insurance companies. See "Business - Segment Information - Insurance" and "Business - Regulation - Federal Initiatives" in the Company's 1998 report on Form 10-K. In addition, legislation under discussion in Congress contains provisions which could negatively impact sales of life insurance and annuities, and other provisions which could beneficially impact sales of qualified plans. The profitability of Insurance depends on a number of factors, including levels of operating expenses, secular trends and the Company's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have, and in the future may, create significant volatility in investment income. See "Investment Results of General Account Investment Assets" in this report and in the 1998 Form 10-K. The ability of the Company to continue its accelerated real estate sales program during 1999 without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations regarding property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets Equity Real Estate" in the 1998 Form 10-K. The Company's disability income ("DI") and group pension businesses produced pre-tax losses in 1995 and 1996. In late 1996, loss recognition studies for the DI and group pension businesses were completed. As a result, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off; reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million; and a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on these two books of business during 1998 and 1997, management continues to believe the assumptions and estimates used to develop the 1996 DI and Pension Par reserve strengthenings are reasonable. However, there can be no assurance that they will be sufficient to provide for all future liabilities. Equitable Life no longer underwrites new DI policies. Equitable Life is exploring its ability to dispose of the DI business through reinsurance. See "Combined Operating Results by Segment - Insurance" in the 1998 Form 10-K.

Investment Services. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are therefore affected by market appreciation or depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. See "Combined Operating Results by Segment - Investment Services" and "- Fees and Assets Under Management" in this report and in the 1998 Form 10-K. DLJ's business activities include securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management. These activities are subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions. Over the last several years DLJ's results have been at historically high levels. See "Combined Operating Results by Segment - Investment Services" in this report and in the 1998 Form 10-K for a discussion of the negative impact on equity in DLJ's earnings from emerging markets. Potential losses could result from DLJ's merchant banking activities as a result of their capital intensive nature.

Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities and GIC lines of business continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance that the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See "Discontinued Operations" in the 1998 Form 10-K for further information including discussion of significant reserve strengthening in 1997 and 1996 and the assumptions used in making cash flow projections.

Technology and Information Systems. The Company's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees and clients, and recording information for accounting and management information purposes. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse affect on the results of operations of the Company and its Investment subsidiaries and, ultimately, its ability to achieve its strategic goals.

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Company, like other life and health insurers, is involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against its other subsidiaries and DLJ and its subsidiaries. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information see "Business - Regulation" and "Legal Proceedings" in the 1998 Form 10-K and "Legal Proceedings" in Part II, Item 1 of this report.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

               See "MD&A - Combined Operating Results by Segment - Investment Services."

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

In Greenwald, in April 1999, Equitable Life filed a motion to dismiss the complaint and oral argument is scheduled for September 1999.

In Hill, in April 1999, Equitable Life and EVLICO filed a motion to dismiss the complaint.

In Franze, in May 1999, the Magistrate Judge issued a Report and Recommendation recommending that the District Judge deny Equitable Life's motion for summary judgment and grant plaintiffs' motion for class certification. In July, Equitable Life filed Objections to the Report and Recommendation and urged that the District Judge reject the Magistrate's recommendations and grant Equitable Life's motion for summary judgment and deny plaintiffs' motion for class certification.

In Duncan, pursuant to court order, the parties have until September 1999 to submit supplemental briefing.

In Rickel, the complaint was dismissed in April 1999 by the Court. Plaintiff has filed an appeal. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of this litigation will have a material adverse effect on DLJ's consolidated financial condition or DLJ's results of operations in any particular period.

In National Gypsum, the plaintiffs have filed an appeal.

The Dayton Monetary Associates and Mid-American Waste Systems actions have been settled without a material adverse effect on DLJ's consolidated financial condition or results of operation in any particular period.

In November 1998, three purported class actions (Gillet v. Goldman, Sachs & Co. et al., Prager v. Goldman, Sachs & Co. et al. and Holzman v. Goldman, Sachs & Co. et al.) were filed in the U.S. District Court for the Southern District of New York against more than 25 underwriters of initial public offering securities, including DLJSC. The complaints allege that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the federal antitrust laws. The complaints seek treble damages in an unspecified amount and injunctive relief as well as attorneys' fees and costs. On March 15, 1999, the plaintiffs filed a Consolidated Amended Complaint captioned In re Public Offering Fee Antitrust Litigation. A motion by all defendants to dismiss the complaints on several grounds is pending. Separately, the U.S. Department of Justice has issued a Civil Investigative Demand to several investment banking firms, including DLJSC, seeking documents and information relating to "alleged" price fixing with respect to underwriting spreads in initial public offerings. The government has not made any charges against DLJSC or the other investment banking firms. DLJSC is cooperating with the Justice Department in providing the requested information and believes that no violation of law by DLJSC has occurred. Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of these matters will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

In addition to the matters previously reported and the matters described above, the Company and its subsidiaries and affiliates are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    Exhibit 27      Financial Data Schedule

                (b) Reports on Form 8-K

                    On April 9, 1999, the Company filed a Current Report on Form 8-K describing the proposed reorganization of Alliance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Life Assurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 16, 1999      THE EQUITABLE LIFE ASSURANCE SOCIETY
                               OF THE UNITED STATES


                               By:  /s/Stanley B. Tulin
                                    --------------------------------------------
                                    Name:   Stanley B. Tulin
                                    Title:  Vice Chairman and Chief Financial
                                             Officer


Date:    August 16, 1999            /s/Alvin H. Fenichel
                                    --------------------------------------------
                                    Alvin H. Fenichel
                                    Senior Vice President and Controller