Form 10-Q
period 1999-09-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 1999-11-12
CIK 727920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1999             Commission File No. 0-25280
--------------------------------------------------------------------------------


            The Equitable Life Assurance Society of the United States
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                       13-5570651
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


1290 Avenue of the Americas, New York, New York               10104
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (212) 554-1234
                                                  ------------------------------


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
                                                                    Yes       No
                                                                     X
                                                                    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Shares Outstanding
               Class                                 at November 10, 1999
--------------------------------------    --------------------------------------
   Common Stock, $1.25 par value                           2,000,000

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                          Page #
                                                                          ------
PART I  FINANCIAL INFORMATION

Item 1: Unaudited Consolidated Financial Statements
        o Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998.................................................   3
        o Consolidated Statements of Earnings for the Three Months and
          Nine Months Ended September 30, 1999 and 1998.....................   4
        o Consolidated Statements of Shareholder's Equity for the Nine
          Months Ended September 30, 1999 and 1998..........................   5
        o Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998.................................   6
        o Notes to Consolidated Financial Statements........................   7

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  17

Item 3: Quantitative and Qualitative Disclosures About Market Risk..........  37

PART II OTHER INFORMATION

Item 1: Legal Proceedings...................................................  38

Item 6: Exhibits and Reports on Form 8-K....................................  39

SIGNATURES..................................................................  40

PART I  FINANCIAL INFORMATION
        ITEM 1:  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)

ASSETS
Investments:
  Fixed maturities:
   Available for sale, at estimated fair value................  $  19,319.3      $   18,993.7
   Held to maturity, at amortized cost........................        131.2             125.0
  Mortgage loans on real estate...............................      3,184.4           2,809.9
  Equity real estate..........................................      1,470.0           1,676.9
  Policy loans................................................      2,209.0           2,086.7
  Other equity investments....................................        660.3             713.3
  Investment in and loans to affiliates.......................      1,147.9             928.5
  Other invested assets.......................................      1,005.1             808.2
                                                                --------------   --------------
     Total investments........................................     29,127.2          28,142.2
Cash and cash equivalents.....................................        448.2           1,245.5
Deferred policy acquisition costs.............................      3,843.4           3,563.8
Other assets..................................................      3,534.6           3,054.6
Closed Block assets...........................................      8,603.9           8,632.4
Separate Accounts assets......................................     46,235.4          43,302.3
                                                                --------------   --------------

TOTAL ASSETS..................................................  $  91,792.7      $   87,940.8
                                                                ==============   ==============

LIABILITIES
Policyholders' account balances...............................  $  21,325.2      $   20,857.5
Future policy benefits and other policyholders' liabilities...      4,776.2           4,726.4
Short-term and long-term debt.................................      1,482.2           1,181.7
Other liabilities.............................................      3,853.2           3,474.3
Closed Block liabilities......................................      9,040.6           9,077.0
Separate Accounts liabilities.................................     46,125.0          43,211.3
                                                                --------------   --------------
     Total liabilities........................................     86,602.4          82,528.2
                                                                --------------   --------------

Commitments and contingencies (Note 11)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding......................................          2.5               2.5
Capital in excess of par value................................      3,117.4           3,110.2
Retained earnings.............................................      2,380.5           1,944.1
Accumulated other comprehensive (loss) income.................       (310.1)            355.8
                                                                --------------   --------------
     Total shareholder's equity...............................      5,190.3           5,412.6
                                                                --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY....................  $  91,792.7      $   87,940.8
                                                                ==============   ==============


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            --------------------------- ---------------------------
                                               1999           1998          1999          1998
                                            ------------  ------------- -------------  ------------
                                                                (IN MILLIONS)

REVENUES
Universal life and investment-type
  product policy fee income...............  $   314.3     $    270.3    $    918.8     $   787.4
Premiums..................................      140.0          147.1         405.6         436.2
Net investment income.....................      538.5          508.4       1,680.7       1,674.3
Investment (losses) gains, net............      (32.0)          (6.7)         22.1          98.9
Commissions, fees and other income........      527.6          354.5       1,523.9       1,127.5
Contribution from the Closed Block........       23.7           24.0          65.6          66.4
                                            ------------  ------------- -------------  ------------
     Total revenues.......................    1,512.1        1,297.6       4,616.7       4,190.7
                                            ------------  ------------- -------------  ------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances................................      267.2          289.3         807.0         872.2
Policyholders' benefits...................      262.0          244.1         756.7         764.5
Other operating costs and expenses........      656.0          519.2       2,073.5       1,646.7
                                            ------------  ------------- -------------  ------------
     Total benefits and other deductions..    1,185.2        1,052.6       3,637.2       3,283.4
                                            ------------  ------------- -------------  ------------

Earnings from continuing operations before
  Federal income taxes and minority interest    326.9          245.0         979.5         907.3
Federal income taxes......................       96.6           78.2         255.3         268.9
Minority interest in net income of
  consolidated subsidiaries...............       43.8           30.0         127.8          91.8
                                            ------------  ------------- -------------  ------------
Earnings from continuing operations.......      186.5          136.8         596.4         546.6
Discontinued operations, net of Federal
  income taxes............................       (3.4)            .7         (10.0)          2.5
                                            ------------  ------------- -------------  ------------

Net Earnings..............................  $   183.1     $    137.5    $    586.4     $   549.1
                                            ============  ============= =============  ============


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                    1999             1998
                                                               ---------------   --------------
                                                                        (IN MILLIONS)

SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year
  and end of period........................................... $        2.5      $        2.5
                                                               ---------------   --------------

Capital in excess of par value, beginning of year.............      3,110.2           3,105.8
Additional capital in excess of par value.....................          7.2               4.4
                                                               ---------------   --------------
Capital in excess of par value, end of period.................      3,117.4           3,110.2
                                                               ---------------   --------------

Retained earnings, beginning of year..........................      1,944.1           1,235.9
Net earnings..................................................        586.4             549.1
Dividend paid to the Holding Company..........................       (150.0)              -
                                                               ---------------   --------------
Retained earnings, end of period..............................      2,380.5           1,785.0
                                                               ---------------   --------------

Accumulated other comprehensive income, beginning of year.....        355.8             516.3
Other comprehensive (loss) income.............................       (665.9)              3.5
                                                               ---------------   --------------
Accumulated other comprehensive (loss) income, end of period..       (310.1)            519.8
                                                               ---------------   --------------

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD..................... $    5,190.3      $    5,417.5
                                                               ===============   ==============


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)

Net earnings..................................................  $     586.4      $      549.1
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Interest credited to policyholders' account balances.......        807.0             872.2
   Universal life and investment-type policy fee income.......       (918.8)           (787.4)
   Investment gains...........................................        (22.1)            (98.9)
   Change in Federal income tax payable.......................        141.8              91.3
   Other, net.................................................       (231.3)           (188.2)
                                                                --------------   --------------

Net cash provided by operating activities.....................        363.0             438.1
                                                                --------------   --------------

Cash flows from investing activities:
  Maturities and repayments...................................      1,432.9           1,722.0
  Sales.......................................................      6,475.0          13,115.4
  Purchases...................................................     (9,553.8)        (15,006.2)
  (Increase) decrease in short-term investments...............        (58.6)             65.0
  Decrease in loans to discontinued operations................          -               300.0
  Other, net..................................................       (167.9)           (176.9)
                                                                --------------   --------------

Net cash (used) provided by investing activities..............     (1,872.4)             19.3
                                                                --------------   --------------

Cash flows from financing activities:
 Policyholders' account balances:
   Deposits...................................................      1,997.4           1,066.8
   Withdrawals................................................     (1,460.6)         (1,314.2)
  Increase in short-term financings...........................        433.4             313.6
  Repayments of long-term debt................................        (11.9)             (6.8)
  Payment of obligation to fund accumulated deficit of
   discontinued operations....................................          -               (87.2)
  Dividend paid to the Holding Company........................       (150.0)              -
  Other, net..................................................        (96.2)            (63.2)
                                                                --------------   --------------

Net cash provided (used) by financing activities..............        712.1             (91.0)
                                                                --------------   --------------

Change in cash and cash equivalents...........................       (797.3)            366.4
Cash and cash equivalents, beginning of year..................      1,245.5             300.5
                                                                --------------   --------------

Cash and Cash Equivalents, End of Period......................  $     448.2      $      666.9
                                                                ==============   ==============

Supplemental cash flow information:
  Interest Paid...............................................  $      63.9      $       99.7
                                                                ==============   ==============
  Income Taxes Paid...........................................  $      27.4      $      211.0
                                                                ==============   ==============


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     The terms "third quarter 1999" and "third quarter 1998" refer to the three months ended September 30, 1999 and 1998, respectively. The terms "first nine months of 1999" and "first nine months of 1998" refer to the nine months ended September 30, 1999 and 1998, respectively.

     Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

 2)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to defer its effective date by one year to all fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001.

 3)  DEFERRED POLICY ACQUISITION COSTS

     As part of its asset/liability management process, in second quarter 1999, management initiated a review of the matching of invested assets to Insurance product lines given their different liability characteristics and liquidity requirements. As a result of this review, management reallocated the current and prospective interests of the various product lines in the invested assets. These asset reallocations and the related changes in investment yields by product line, in turn, triggered a review of and revisions to the estimated future gross profits used to determine the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross profits resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) for the nine months ended September 30, 1999.

4)   COMMON STOCK DIVIDEND

     In third quarter 1999, the Company paid a cash dividend in the aggregate amount of $150.0 million to the Holding Company, the Company's then sole shareholder.

 5)  INVESTMENTS

     Investment valuation allowances and changes thereto are shown below:

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------
                                                                      1999            1998
                                                                   ------------    ------------
                                                                          (IN MILLIONS)

     Balances, beginning of year.................................. $   230.6       $   384.5
     Additions charged to income..................................      34.5            72.6
     Deductions for writedowns and asset dispositions.............    (107.7)         (173.8)
                                                                   ------------    ------------
     Balances, End of Period...................................... $   157.4       $   283.3
                                                                   ============    ============

     Balances, end of period:
       Mortgage loans on real estate.............................. $    32.3       $    28.5
       Equity real estate.........................................     125.1           254.8
                                                                   ------------    ------------
     Total........................................................ $   157.4       $   283.3
                                                                   ============    ============

     For the third quarter and first nine months of 1999 and of 1998, investment income is shown net of investment expenses of $58.3 million, $171.6 million, $63.9 million and $208.5 million, respectively.

     As of September 30, 1999 and December 31, 1998, fixed maturities classified as available for sale had amortized costs of $19,795.8 million and $18,453.8 million and fixed maturities in the held to maturity portfolio had estimated fair values of $131.2 million and $125.0 million, respectively. Other equity investments include equity securities with carrying values of $24.4 million and $150.6 million and costs of $28.3 million and $58.3 million as of September 30, 1999 and December 31, 1998, respectively.

     On January 1, 1999, investments in publicly-traded common equity securities in the General Account portfolio within other equity investments amounting to $102.3 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $83.3 million ($43.2 million net of related DAC and Federal income taxes) of decreases were recognized as realized investment gains in the consolidated statements of earnings. In the third quarter and first nine months of 1999, net unrealized holding gains of $4.7 million and $3.9 million were included as net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $11.5 million and costs of $7.6 million at September 30, 1999.

     For the first nine months of 1999 and of 1998, proceeds received on sales of fixed maturities classified as available for sale amounted to $5,939.0 million and $12,731.1 million, respectively. Gross gains of $49.3 million and $114.9 million and gross losses of $115.0 million and $72.4 million were realized on these sales for the first nine months of 1999 and of 1998, respectively. Unrealized investment gains (losses) related to fixed maturities classified as available for sale decreased by $1,016.4 million in the first nine months of 1999, resulting in a balance of $476.6 million of unrealized investment losses at September 30, 1999.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                    1999             1998
                                                              -----------------  --------------
                                                                       (IN MILLIONS)

     Impaired mortgage loans with provision for losses........ $   158.5          $    125.4
     Impaired mortgage loans without provision for losses.....      10.9                 8.6
                                                              -----------------  --------------
     Recorded investment in impaired mortgage loans...........     169.4               134.0
     Provision for losses.....................................     (27.1)              (29.0)
                                                              -----------------  --------------
     Net Impaired Mortgage Loans.............................. $   142.3          $    105.0
                                                              =================  ==============

     During the first nine months of 1999 and of 1998, respectively, the Company's average recorded investment in impaired mortgage loans was $139.1 million and $177.1 million. Interest income recognized on these impaired mortgage loans totaled $9.6 million and $9.5 million ($.1 million and $.9 million recognized on a cash basis) for the first nine months of 1999 and 1998, respectively.

 6)  SALE OF DLJ STOCK

     During second quarter 1999, DLJ completed its offering of a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business. As a result of this offering, the Company recorded a non-cash pre-tax realized gain of $95.8 million.

 7)  CLOSED BLOCK

     Summarized financial information for the Closed Block is as follows:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)

     ASSETS
     Fixed maturities:
       Available for sale, at estimated fair value (amortized
        cost of $4,009.5 and $4,149.0)......................... $   3,967.5      $    4,373.2
     Mortgage loans on real estate.............................     1,722.5           1,633.4
     Policy loans..............................................     1,603.1           1,641.2
     Cash and other invested assets............................       295.5              86.5
     Deferred policy acquisition costs.........................       840.4             676.5
     Other assets..............................................       174.9             221.6
                                                                --------------   --------------
     Total Assets.............................................. $   8,603.9      $    8,632.4
                                                                ==============   ==============

     LIABILITIES
     Future policy benefits and other policyholders' account
       balances................................................ $   9,005.5      $    9,013.1
     Other liabilities.........................................        35.1              63.9
                                                                --------------   --------------
     Total Liabilities......................................... $   9,040.6      $    9,077.0
                                                                ==============   ==============

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        --------------------------  ---------------------------
                                           1999          1998           1999          1998
                                        ------------  ------------  -------------  ------------
                                                            (IN MILLIONS)

     REVENUES
     Premiums and other income......... $   147.9     $   155.1     $    460.3     $   488.1
     Investment income (net of
       investment expenses of $3.1,
       $4.7, $13.1 and $15.5)..........     142.3         143.3          429.5         425.0
     Investment (losses) gains, net....      (6.6)           .3           (5.1)         (1.6)
                                        ------------  ------------  -------------  ------------
     Total revenues....................     283.6         298.7          884.7         911.5
                                        ------------  ------------  -------------  ------------

     BENEFITS AND OTHER DEDUCTIONS
     Policyholders' benefits and
       dividends.......................     238.6         252.8          765.5         797.6
     Other operating costs and
       expenses........................      21.3          21.9           53.6          47.5
                                        ------------  ------------  -------------  ------------
     Total benefits and other
       deductions......................     259.9         274.7          819.1         845.1
                                        ------------  ------------  -------------  ------------

     Contribution from the Closed
       Block........................... $    23.7     $    24.0     $     65.6     $    66.4
                                        ============  ============  =============  ============

     Investment valuation allowances amounted to $8.7 million and $11.1 million on mortgage loans and $13.9 million and $15.4 million on equity real estate at September 30, 1999 and December 31, 1998, respectively.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1999            1998
                                                                --------------  --------------
                                                                        (IN MILLIONS)

     Impaired mortgage loans with provision for losses.........  $      39.3     $      55.5
     Impaired mortgage loans without provision for losses......          4.4             7.6
                                                                --------------  --------------
     Recorded investment in impaired mortgages.................         43.7            63.1
     Provision for losses......................................         (7.7)          (10.1)
                                                                --------------  --------------
     Net Impaired Mortgage Loans...............................  $      36.0     $      53.0
                                                                ==============  ==============

     During the first nine months of 1999 and of 1998, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $45.0 million and $97.5 million. Interest income recognized on these impaired mortgage loans totaled $2.6 million and $4.0 million ($1.5 million recognized on a cash basis for the first nine months of 1998) for the first nine months of 1999 and 1998, respectively.

 8)  DISCONTINUED OPERATIONS

     Summarized financial information for discontinued operations follows:

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                --------------   --------------
                                                                        (IN MILLIONS)
     ASSETS
     Mortgage loans on real estate............................. $     471.9      $      553.9
     Equity real estate........................................       563.1             611.0
     Other equity investments..................................        66.0             115.1
     Other invested assets.....................................        53.9              24.9
                                                                --------------   --------------
       Total investments.......................................     1,154.9           1,304.9
     Cash and cash equivalents.................................        47.9              34.7
     Other assets..............................................       222.0             219.0
                                                                --------------   --------------
     Total Assets.............................................. $   1,424.8      $    1,558.6
                                                                ==============   ==============

     LIABILITIES
     Policyholders liabilities................................. $   1,002.5      $    1,021.7
     Allowance for future losses...............................       291.9             305.1
     Other liabilities.........................................       130.4             231.8
                                                                --------------   --------------
     Total Liabilities......................................... $   1,424.8      $    1,558.6
                                                                ==============   ==============

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        --------------------------  ---------------------------
                                           1999          1998           1999          1998
                                        ------------  ------------  -------------  ------------
                                                            (IN MILLIONS)
     REVENUES
     Investment income (net of
       investment expenses of $12.8,
       $15.8, $38.3 and $53.3)......... $    30.2     $    46.3     $     72.7     $   124.8
     Investment (losses) gains, net....      (6.2)          1.5          (16.7)         34.7
     Other income, net.................        .1           -               .1           (.1)
                                        ------------  ------------  -------------  ------------
     Total revenues....................      24.1          47.8           56.1         159.4

     BENEFITS AND OTHER DEDUCTIONS.....      26.5          35.3           80.9         109.9
     (Losses charged) earnings credited
       to allowance for future losses..      (2.4)         12.5          (24.8)         49.5
                                        ------------  ------------  -------------  ------------
     Pre-tax loss from operations......       -             -              -             -
     Pre-tax (loss from strengthening)
       earnings from releasing the
       allowance for future losses.....      (4.6)          1.2          (14.7)          3.9
     Federal income tax benefit
       (expense).......................       1.2           (.5)           4.7          (1.4)
                                        ------------  ------------  -------------  ------------
     (Loss) Earnings from Discontinued
       Operations...................... $    (3.4)    $      .7     $    (10.0)    $     2.5
                                        ============  ============  =============  ============

     The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed as of September 30, 1999 and 1998 resulted in management's decision to strengthen the allowance by $14.7 million and release the allowance by $3.9 million for the nine months ended September 30, 1999 and 1998, respectively. This resulted in after-tax losses of $10.0 million for the first nine months of 1999 and after-tax earnings of $2.5 million for the first nine months of 1998.

     Management believes the allowance for future losses at September 30, 1999 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

     Investment valuation allowances amounted to $3.6 million and $3.0 million on mortgage loans and $40.3 million and $34.8 million on equity real estate at September 30, 1999 and December 31, 1998, respectively.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1999            1998
                                                                --------------  --------------
                                                                        (IN MILLIONS)
     Impaired mortgage loans with provision for losses.........  $      11.1     $       6.7
     Impaired mortgage loans without provision for losses......           .4             8.5
                                                                --------------  --------------
     Recorded investment in impaired mortgages.................         11.5            15.2
     Provision for losses......................................         (2.7)           (2.1)
                                                                --------------  --------------
     Net Impaired Mortgage Loans...............................  $       8.8     $      13.1
                                                                ==============  ==============

     During the first nine months of 1999 and of 1998, discontinued operations' average recorded investment in impaired mortgage loans was $15.3 million and $95.0 million, respectively. Interest income recognized on these impaired mortgage loans totaled $.5 million and $4.6 million ($3.4 million recognized on a cash basis for the first nine months of 1998) in the first nine months of 1999 and 1998, respectively.

     Benefits and other deductions included $5.8 million and $21.7 million of interest expense related to amounts borrowed from continuing operations for the third quarter and first nine months of 1998.

 9)  FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 10) RESTRUCTURING COSTS

     At September 30, 1999, restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $10.3 million. The amounts paid during the first nine months of 1999 totaled $14.1 million.

 11) LITIGATION

     There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1998, except as follows:

     Equitable Life's settlement has become effective with respect to the previously disclosed cases brought by persons insured under Major Medical insurance policies. The parties have obtained dismissal of the actions pending in each of the relevant jurisdictions.

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

 12) BUSINESS SEGMENT INFORMATION

                                                    INVESTMENT
                                     INSURANCE       SERVICES      ELIMINATION       TOTAL
                                    -------------  --------------  ------------  --------------
                                                          (IN MILLIONS)

     THREE MONTHS ENDED
     SEPTEMBER 30, 1999
     --------------------------------

     Segment revenues............... $   1,064.9    $     481.7     $      (1.5)  $   1,545.1
     Investment (losses) gains and
       other........................       (33.7)            .7             -           (33.0)
                                    -------------  --------------  ------------  --------------
     Total Revenues................. $   1,031.2    $     482.4     $      (1.5)  $   1,512.1
                                    =============  ==============  ============  ==============

     Pre-tax operating earnings..... $     211.7    $      95.2     $       -     $     306.9
     Investment (losses) gains, net
       of related DAC and other
       charges......................       (29.6)            .6             -           (29.0)
     Pre-tax minority interest......         -             49.0             -            49.0
                                    -------------  --------------  ------------  --------------
     Earnings from Continuing
       Operations................... $     182.1    $     144.8     $       -     $     326.9
                                    =============  ==============  ============  ==============

     THREE MONTHS ENDED
     SEPTEMBER 30, 1998
     --------------------------------

     Segment revenues............... $     974.2    $     331.6     $      (1.8)  $   1,304.0
     Investment (losses) gains......        (7.1)            .7             -            (6.4)
                                    -------------  --------------  ------------  --------------
     Total Revenues................. $     967.1    $     332.3     $      (1.8)  $   1,297.6
                                    =============  ==============  ============  ==============

     Pre-tax operating earnings..... $     165.6    $      55.0     $       -     $     220.6
     Investment (losses) gains net
       of related DAC and other
       charges......................       (10.0)            .5             -            (9.5)
     Pre-tax minority interest......         -             33.9             -            33.9
                                    -------------  --------------  ------------  --------------
     Earnings from Continuing
       Operations................... $     155.6    $      89.4     $       -     $     245.0
                                    =============  ==============  ============  ==============

                                                    INVESTMENT
                                     INSURANCE       SERVICES      ELIMINATION       TOTAL
                                    -------------  --------------  ------------  --------------
                                                          (IN MILLIONS)

     NINE MONTHS ENDED
     SEPTEMBER 30, 1999
     --------------------------------

     Segment revenues............... $   3,183.1    $   1,406.9     $      (4.4)  $   4,585.6
     Investment (losses) gains and
       other........................       (78.4)         109.5             -            31.1
                                    -------------  --------------  ------------  --------------
     Total Revenues................. $   3,104.7    $   1,516.4     $      (4.4)  $   4,616.7
                                    =============  ==============  ============  ==============

     Pre-tax operating earnings..... $     659.2    $     286.6     $       -     $     945.8
     Investment (losses) gains, net
       of related DAC and other
       charges......................       (86.5)         109.0             -            22.5
     Non-recurring DAC adjustments..      (131.7)           -               -          (131.7)
     Pre-tax minority interest......         -            142.9             -           142.9
                                    -------------  --------------  ------------  --------------
     Earnings from Continuing
       Operations................... $     441.0    $     538.5     $       -     $     979.5
                                    =============  ==============  ============  ==============

     NINE MONTHS ENDED
     SEPTEMBER 30, 1998
     --------------------------------

     Segment revenues............... $   3,027.7    $   1,068.3     $      (4.5)  $   4,091.5
     Investment gains...............        66.9           32.3             -            99.2
                                    -------------  --------------  ------------  --------------
     Total Revenues................. $   3,094.6    $   1,100.6     $      (4.5)  $   4,190.7
                                    =============  ==============  ============  ==============

     Pre-tax operating earnings..... $     519.7    $     218.9     $       -     $     738.6
     Investment gains, net of
       related DAC and other
       charges......................        39.7           24.5             -            64.2
     Pre-tax minority interest......         -            104.5             -           104.5
                                    -------------  --------------  ------------  --------------
     Earnings from Continuing
       Operations................... $     559.4    $     347.9     $       -     $     907.3
                                    =============  ==============  ============  ==============

     TOTAL ASSETS:
     September 30, 1999............. $  79,814.2    $  12,159.1     $    (180.6)  $  91,792.7
                                    =============  ==============  ============  ==============

     December 31, 1998.............. $  75,626.0    $  12,379.2     $     (64.4)  $  87,940.8
                                    =============  ==============  ============  ==============

 13) COMPREHENSIVE INCOME

     The components of comprehensive income (loss) for the third quarters of 1999 and 1998 and the first nine months of 1999 and 1998 are as follows:

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        --------------------------  ---------------------------
                                           1999          1998           1999          1998
                                        ------------  ------------  -------------  ------------
                                                            (IN MILLIONS)

     Net earnings...................... $   183.1     $   137.5     $    586.4     $   549.1
                                        ------------  ------------  -------------  ------------

     Change in unrealized (losses)
       gains, net of reclassification
       adjustment......................    (148.8)        (35.7)        (665.9)          3.5
                                        ------------  ------------  -------------  ------------

     Other comprehensive (loss)
       income..........................    (148.8)        (35.7)        (665.9)          3.5
                                        ------------  ------------  -------------  ------------

     Comprehensive Income (Loss)....... $    34.3     $   101.8     $    (79.5)    $   552.6
                                        ============  ============  =============  ============

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

BUSINESS

As part of its "branding" strategic initiative, on September 3, 1999, The Equitable Companies Incorporated, Equitable Life's then sole shareholder and parent, changed its name to AXA Financial, Inc. (the "Holding Company"). On September 20, 1999, EQ Financial Consultants, Inc., a broker-dealer subsidiary of Equitable Life, was merged into a new company, AXA Advisors, LLC ("AXA Advisors"). Also, on September 21, 1999, AXA Advisors was sold by Equitable Life to AXA Distribution Holding Corporation ("AXA Distribution"), a wholly-owned indirect subsidiary of the Holding Company, for $15.3 million. The excess of the sales price as compared to AXA Advisors' book value has been recorded in Equitable Life's books as a capital contribution. Equitable Life will continue to develop and market the "Equitable" brand of life and annuity products, while AXA Distribution and its subsidiaries begin to assume responsibility for providing financial advisory services, product distribution and customer relationship management.

COMBINED OPERATING RESULTS

The combined and segment level discussions in this MD&A are on an operating basis; amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude certain revenue and expense categories. The following table presents the combined operating results outside of the Closed Block combined on a line-by-line basis with the contribution of the Closed Block. The Insurance analysis, which begins on page 20, likewise reflects the Closed Block amounts on a line-by-line basis. The Investment Services discussion begins on page 23. The MD&A addresses the combined operating results unless noted otherwise.

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------------  ---------------------------
                                            1999           1998          1999           1998
                                         ------------  -------------  ------------  -------------
                                                              (IN MILLIONS)

Operating Results:
  Policy fee income and premiums.......  $   601.7     $    572.0     $ 1,780.2     $ 1,711.2
  Net investment income................      681.9          651.7       2,104.8       2,099.3
  Commissions, fees and other income...      521.4          355.0       1,519.7       1,126.1
                                         ------------  -------------  ------------  -------------
   Total revenues......................    1,805.0        1,578.7       5,404.7       4,936.6
   Total benefits and other
     deductions........................    1,449.1        1,324.2       4,316.0       4,093.5
                                         ------------  -------------  ------------  -------------

  Pre-tax operating earnings before
   minority interest...................      355.9          254.5       1,088.7         843.1
  Minority interest....................      (49.0)         (33.9)       (142.9)       (104.5)
                                         ------------  -------------  ------------  -------------
  Pre-tax operating earnings...........      306.9          220.6         945.8         738.6

Pre-tax Adjustments:
  Investment gains, net of related DAC
   and other charges...................      (29.0)          (9.5)         22.5          64.2
  Non-recurring DAC adjustments........        -              -          (131.7)          -
  Minority interest....................       49.0           33.9         142.9         104.5
                                          -----------    -----------   -----------   ------------

GAAP Reported:
  Earnings from continuing operations
   before Federal income taxes and
   minority interest...................      326.9          245.0         979.5         907.3
  Federal income taxes.................       96.6           78.2         255.3         268.9
  Minority interest in net income of
   consolidated subsidiaries...........       43.8           30.0         127.8          91.8
                                         ------------  -------------  ------------  -------------

Earnings from Continuing Operations....  $   186.5     $    136.8     $   596.4     $   546.6
                                         ============  =============  ============  =============

On a GAAP reported basis, Federal income taxes decreased due to lower Insurance earnings from continuing operations principally due to the effect of the non-recurring DAC adjustments in second quarter 1999 (discussed below). Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at Alliance.

Adjustments to GAAP reported earnings in the first nine months of 1999 excluded net investment gains of $22.5 million as compared to $64.2 million in the first nine months of 1998. The 1999 gains were primarily due to the $95.8 million gain related to the sale of an approximately 18% interest in DLJdirect's financial performance through the sale of a new class of DLJ common stock in second quarter 1999. In addition, $83.5 million of gains were recognized upon reclassification of publicly-traded common equities to a trading portfolio (see page 30) and $13.8 million of gains resulted from the exercise of subsidiaries' options and conversion of DLJ restricted stock units ("RSU"). Losses of $196.8 million on writedowns and sales of General Account fixed maturities partially offset these 1999 gains. The 1998 gains principally resulted from gains of $63.2 million on General Account Investment Assets and from gross gains of $34.6 million on the exercise of Alliance Unit and DLJ stock options and on RSU conversions. Also in second quarter 1999, there was a $131.7 million non-recurring DAC adjustment resulting from the revisions to estimated future gross profits related to the investment asset reallocation in that quarter (see
Note 3 of Notes to Consolidated Financial Statements found elsewhere herein).

CONTINUING OPERATIONS

Compared to the first nine months of 1998, the higher pre-tax operating earnings for the first nine months of 1999 resulted from increased earnings in both the Insurance and Investment Services segments. The $468.1 million increase in revenues for the first nine months of 1999, from the comparable 1998 period, was attributed primarily to a $393.6 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment and to a $69.0 million increase in policy fee income and premiums in Insurance.

For the first nine months of 1999, total benefits and other deductions increased by $222.5 million from the comparable period in 1998, reflecting increases in other operating costs and expenses of $327.6 million partially offset by decreases in interest credited to policyholders' accounts and policyholder benefits. The increase in other operating costs and expenses principally resulted from higher costs associated with increased revenues.

COMBINED OPERATING RESULTS BY SEGMENT

INSURANCE

The following table combines the Closed Block amounts with the reported results of operations outside of the Closed Block on a line-by-line basis.

                     INSURANCE - COMBINED OPERATING RESULTS
                                  (IN MILLIONS)

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------
                                                          1999
                                         ----------------------------------------
                                         INSURANCE       CLOSED                        1998
                                         OPERATIONS      BLOCK         COMBINED      COMBINED
                                         -----------   -----------    -----------   -----------

Operating Results:
  Policy fee income and premiums.......  $ 1,320.8     $   459.4      $ 1,780.2     $  1,711.2
  Net investment income................    1,632.0         429.5        2,061.5        2,050.4
  Commissions, fees and other income...      164.7          (4.2)         160.5          111.2
  Contribution from the Closed Block...       65.6         (65.6)           -              -
                                         -----------   -----------    -----------   -----------
   Total revenues......................    3,183.1         819.1        4,002.2        3,872.8
   Total benefits and other
     deductions........................    2,523.9         819.1        3,343.0        3,353.1
                                         -----------   -----------    -----------   -----------
Pre-tax operating earnings.............      659.2           -            659.2          519.7

Pre-tax Adjustments:
  Investment gains (losses), net of DAC
   and other charges...................      (86.5)                       (86.5)          39.7
  Non-recurring DAC adjustments........     (131.7)          -           (131.7)           -
                                         -----------   -----------    -----------   -----------

GAAP Reported:
  Earnings from Continuing Operations
   before Federal Income Taxes and
   Minority Interest...................  $   441.0     $     -        $   441.0     $    559.4
                                         ===========   ===========    ===========   ===========

For the first nine months of 1999, Insurance pre-tax operating earnings reflected an increase of $139.5 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts, higher margins between investment income and interest credited on policyholders' account balances and improved life insurance mortality margins all contributed to the improved operating earnings.

Total revenues increased by $129.4 million primarily due to a $69.0 million increase in policy fee income and premiums, $49.3 million higher commissions, fees and other income, and an $11.1 million increase in investment income. Policy fee income rose $127.8 million to $915.2 million due to higher insurance and annuity account balances while premiums declined $58.8 million to $865.0 million. Net investment income increased slightly as higher income on other equity investments and mortgages was offset by lower income on fixed maturities and equity real estate.

Total benefits and other deductions for the first nine months of 1999 decreased $10.1 million from the comparable 1998 period primarily resulting from a decrease in interest credited on policyholders' account balances due to lower crediting rates and lower policyholders' benefits due to lower life insurance mortality, partially offset by an increase in operating expenses due to the timing of strategic initiative expenses and higher corporate benefits.

Premiums, Deposits and Mutual Fund Sales - The following table lists gross premiums and deposits, including universal life and investment-type contract deposits, as well as mutual fund sales for Insurance distribution channels and major product lines.

                    PREMIUMS, DEPOSITS AND MUTUAL FUND SALES
                                  (IN MILLIONS)

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                       ---------------------------  ---------------------------
                                           1999          1998           1999          1998
                                       -------------  ------------  -------------  ------------

Retail:
Annuities
  First year.......................... $    833.9     $   724.8     $  2,553.9     $ 2,262.3
  Renewal.............................      407.6         392.5        1,365.1       1,299.0
                                       -------------  ------------  -------------  ------------
                                          1,241.5       1,117.3        3,919.0       3,561.3
Life(1)
  First year.........................        90.7         107.2          301.5         331.9
  Renewal.............................      542.6         535.2        1,671.4       1,623.8
                                       -------------  ------------  -------------  ------------
                                            633.3         642.4        1,972.9       1,955.7
Other(2)
  First year..........................        2.9           2.4            8.1           9.2
  Renewal.............................       97.0         103.9          280.6         299.4
  Mutual fund sales...................      706.1         605.4        2,111.1       1,863.5
                                       -------------  ------------  -------------  ------------
                                            806.0         711.7        2,399.8       2,172.1
                                       -------------  ------------  -------------  ------------
   Total retail.......................    2,680.8       2,471.4        8,291.7       7,689.1
                                       -------------  ------------  -------------  ------------

Wholesale:
Annuities
  First year..........................      592.3         464.3        1,503.2       1,202.9
  Renewal.............................       14.2           3.4           32.0           6.7
                                       -------------  ------------  -------------  ------------

   Total wholesale....................      606.5         467.7        1,535.2       1,209.6
                                       -------------  ------------  -------------  ------------

Total Premiums, Deposits
  and Mutual Fund Sales............... $  3,287.3     $ 2,939.1     $  9,826.9     $ 8,898.7
                                       =============  ============  =============  ============

(1)     Includes variable, interest-sensitive and traditional life products.
(2)     Includes health insurance and reinsurance assumed.

First year premiums and deposits for insurance and annuity products for the first nine months of 1999 increased from prior year levels by $560.4 million primarily due to higher sales of individual annuities by both the retail and wholesale distribution channels, partially offset by a $30.4 million decline in life sales. Renewal premiums and deposits increased by $120.2 million during the first nine months of 1999 over the prior year period as increases in the larger block of individual annuities and variable life business were partially offset by decreases in traditional life policies. During second quarter 1999, a new series of variable life products began to be introduced which management believes will result in increased sales beginning in the first quarter of 2000.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines.

                           SURRENDERS AND WITHDRAWALS
                                  (IN MILLIONS)

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                       ---------------------------  ---------------------------
                                           1999          1998           1999          1998
                                       -------------  ------------  -------------  ------------

Annuities............................. $    874.4     $   626.1     $  2,704.8     $ 2,067.8
Variable and interest-sensitive life..      142.7         120.1          458.8         952.5
Traditional life......................       83.2          83.5          265.5         272.7
                                       -------------  ------------  -------------  ------------

Total................................. $  1,100.3     $   829.7     $  3,429.1     $ 3,293.0
                                       =============  ============  =============  ============

Policy and contract surrenders and withdrawals increased $136.1 million during the first nine months of 1999 compared to the same period in 1998. The prior year total included the first quarter 1998 surrender of $561.8 million related to a single large COLI contract. Since there were outstanding policy loans on the surrendered contract, there were no cash outflows. Excluding the effect of this one surrender, the $697.9 million increase in the first nine months of 1999 compared to the first nine months of 1998 primarily resulted from $705.1 million higher surrenders and withdrawals due to the larger book of individual annuities and variable and interest-sensitive life policies, as well as an increase in the individual annuities' surrender rate from 8.8% in the first nine months of 1998 to 9.5% in the first nine months of 1999.

INVESTMENT SERVICES

The following table summarizes operating results for Investment Services.

                     INVESTMENT SERVICES - OPERATING RESULTS
                                  (IN MILLIONS)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          ---------------------------  ---------------------------
                                              1999          1998           1999          1998
                                          -------------  ------------  ------------- -------------

Operating Results:
  Investment advisory and service fees... $    307.0     $   230.7     $   903.7     $    704.0
  Distribution revenues..................      115.5          79.7         314.3          222.0
  Equity in DLJ's earnings...............       36.7           6.4         124.6           92.2
  Other revenues.........................       22.5          14.8          64.3           50.1
                                          -------------  ------------  ------------- -------------
   Total revenues........................      481.7         331.6       1,406.9        1,068.3
                                          -------------  ------------  ------------- -------------

  Promotion and servicing................      156.8         120.9         447.1          337.1
  Employee compensation and benefits.....      113.5          81.8         334.5          251.9
  All other operating expenses...........       67.2          40.0         195.8          155.9
                                          -------------  ------------  ------------- -------------
   Total expenses........................      337.5         242.7         977.4          744.9
                                          -------------  ------------  ------------- -------------

  Pre-tax earnings before minority
    interest.............................      144.2          88.9         429.5          323.4
  Minority interest......................      (49.0)        (33.9)       (142.9)        (104.5)
                                          -------------  ------------  ------------- -------------
  Pre-tax operating earnings.............       95.2          55.0         286.6          218.9

Pre-tax Adjustments:
  Investment gains (losses), net of DAC..         .6            .5         109.0           24.5
  Minority interest......................       49.0          33.9         142.9          104.5
                                          -------------  ------------  ------------- -------------

GAAP Reported:
  Earnings from Continuing Operations
   before Federal Income Taxes and
   and Minority Interest................. $    144.8     $    89.4     $   538.5     $    347.9
                                          =============  ============  ============= =============

Investment Services' pre-tax operating earnings for the first nine months of 1999 were $286.6 million, an increase of $67.7 million from the prior year's comparable period. Revenues totaled $1.41 billion for the first nine months of 1999, an increase of $338.6 million from the comparable period in 1998, due to a $199.7 million increase in investment advisory and service fees and $92.3 million higher distribution revenues. The increase in investment advisory and service fees primarily resulted from increases in average assets under management which were due to market appreciation and to $15.2 million higher performance fees, primarily from certain hedge funds. The growth in distribution revenues was principally due to higher average mutual fund assets under management from strong sales and from market appreciation. DLJ's earnings contribution for the first nine months of 1999 was $32.4 million higher than in the 1998 period reflecting record revenue levels for the nine months. Investment Services' costs and expenses increased $232.5 million for the first nine months of 1999 primarily due to increases in mutual fund promotional expenditures and employee compensation and benefits. Promotion and servicing increased 32.6% primarily due to increased distribution plan payments resulting from higher average domestic, non-U.S. and cash management mutual fund assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to higher incentive compensation due to the increased operating earnings, increased base compensation and commissions reflecting increased headcount in the mutual fund and technology areas and overall salary increases. The 1998 expenses included a $10.0 million provision for the estimated buyout price of the minority interest in Cursitor.

FEES AND ASSETS UNDER MANAGEMENT

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                        FEES AND ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                            AT OR FOR THE
                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       -----------------------------  ---------------------------
                                           1999            1998          1999           1998
                                       --------------  -------------  ------------  -------------

FEES:
Third parties......................... $    329.9      $    248.2    $   946.0      $    743.4
Equitable Life Separate Accounts......       27.4            23.0         79.2            71.5
Equitable Life General Account and
  other...............................       10.6            10.8         32.7            36.0
                                         ------------    ----------- ------------   -------------
Total Fees............................ $    367.9      $    282.0    $ 1,057.9      $    850.9
                                         ============    =========== ============   =============

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third Party.........................                               $ 256,423      $  188,641
  Equitable Life General Account
   and Holding Company Group..........                                  25,299          25,287
  Equitable Life Separate Accounts....                                  35,552          27,937
                                                                     ------------   -------------
Total.................................                                 317,274         241,865
                                                                     ------------   -------------

DLJ:
  Third Party.........................                                  32,537          23,828
  DLJ Invested Assets.................                                  20,866          17,317
                                                                     ------------   -------------
Total DLJ.............................                                  53,403          41,145
                                                                     ------------   -------------

Equitable Life:
  Equitable Life (non-Alliance) General
   Account............................                                  13,047          14,603
  Equitable Life Separate
   Accounts - EQ Advisors Trust.......                                   4,838           2,139
  Equitable Life real estate related
   Separate Accounts..................                                   3,825           4,488
  Equitable Life Separate Accounts -
   other...............................                                  2,020           1,758
                                                                     ------------   -------------
Total Equitable Life..................                                  23,730          22,988
                                                                     ------------   -------------

Total by Account:
  Third Party.........................                                 288,960         212,469
  General Account and other...........                                  59,212          57,207
  Separate Accounts...................                                  46,235          36,322
                                                                     ------------   -------------
Total Assets Under Management.........                               $ 394,407      $  305,998
                                                                     ============   =============

Fees from assets under management increased 24.3% for the first nine months of 1999 from the comparable 1998 period primarily as a result of growth in assets under management for third parties principally at Alliance. The Alliance growth in the first nine months of 1999 was primarily due to market appreciation and net sales of mutual funds and other products. DLJ's third party assets under management increased in the first nine months of 1999 by $8.2 billion as compared to December 31, 1998 principally due to new business in its Asset Management Group and Merchant Banking Funds.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

This discussion of the General Account portfolio analyzes the results of major investment asset categories, including the Closed Block's investments. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                GENERAL ACCOUNT INVESTMENT ASSET CARRYING VALUES
                               SEPTEMBER 30, 1999
                                  (IN MILLIONS)

                                                                                     GENERAL
                                                                                     ACCOUNT
                                         BALANCE       CLOSED                      INVESTMENT
BALANCE SHEET CAPTIONS:                   SHEET        BLOCK         OTHER          ASSETS(1)
-------------------------------------- ------------  -----------  -------------    ------------

Fixed maturities:
  Available for sale................ $   19,319.3    $  3,967.5   $     (81.5)     $ 23,368.3
  Held to maturity..................        131.2           -             -             131.2
Mortgage loans on real estate.......      3,184.4       1,722.5           -           4,906.9
Equity real estate..................      1,470.0          99.1          (3.3)        1,572.4
Policy loans........................      2,209.0       1,603.1           -           3,812.1
Other equity investments............        660.3          37.6            .1           697.8
Other invested assets...............      2,153.0            .6       1,543.1           610.5
                                     --------------  -----------  -------------    ------------
  Total investments.................     29,127.2       7,430.4       1,458.4        35,099.2
Cash and cash equivalents...........        448.2         157.5         157.1           448.6
Equitable Life debt and other(2)....          -             -           692.4          (692.4)
                                     --------------  -----------  -------------    ------------
Total............................... $   29,575.4    $  7,587.9   $   2,307.9      $ 34,855.4
                                     ==============  ===========  =============    ============

(1) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other amounts.
(2) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment Assets and reclassified from various balance sheet lines.

The General Account Investment Assets presentation set forth in the following pages includes the investments of the Closed Block on a line-by-line basis. Management believes it is appropriate to discuss the information on a combined basis.

INVESTMENT RESULTS OF GENERAL ACCOUNT INVESTMENT ASSETS

                      INVESTMENT RESULTS BY ASSET CATEGORY
                              (DOLLARS IN MILLIONS)

                         THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                     ------------------------------------------ ------------------------------------------
                            1999                  1998                 1999                  1998
                     -------------------  --------------------- --------------------  --------------------
                       (1)                  (1)                   (1)                   (1)
                      YIELD    AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT
                     -------------------  --------------------- --------------------  --------------------

FIXED MATURITIES:
  Income..........     8.01% $    465.2     8.08%  $    467.4     7.90%  $ 1,362.1      8.09%  $ 1,394.8
  Investment
   Gains/(Losses).    (0.84)%     (47.5)   (0.70)%      (39.5)   (1.17)%    (196.8)    (0.01)%      (2.8)
                     ------- -----------  -------- ------------ -------- -----------  -------- -----------
  Total...........     7.17% $    417.7     7.38%  $    427.9     6.73%  $ 1,165.3      8.08%  $ 1,392.0
  Ending Assets(2)           $ 24,337.4            $ 24,169.0            $24,337.4             $24,169.0
MORTGAGES:
  Income..........     8.30% $     99.3     9.30%  $     90.4     8.71%  $   301.5      9.54%  $   273.8
  Investment
   Gains/(Losses).    (0.07)%       (.8)    0.14%         1.3    (0.11)%      (3.4)    (0.12)%      (3.1)
                     ------- -----------  -------- ------------ -------- ----------- --------- -----------
  Total...........     8.23% $     98.5     9.44%  $     91.7     8.60%  $   298.1      9.42%  $   270.7
  Ending Assets(3)           $  4,942.3            $  4,157.9            $ 4,942.3             $ 4,157.9
EQUITY REAL
  ESTATE:
  Income(4).......     8.35% $     27.1     9.25%  $     42.1     7.61%  $    75.3      7.38%  $   104.1
  Investment
   Gains/(Losses).    (0.41)%      (1.3)    6.01%        25.9     1.69%       16.2      2.37%       32.3
                     ------- ----------- --------- ------------ -------- ----------- --------- -----------
  Total...........     7.94% $     25.8    15.26%  $     68.0     9.30%  $    91.5      9.75%  $   136.4
  Ending Assets(4)           $  1,318.5            $  1,853.4            $ 1,318.5             $ 1,853.4
OTHER EQUITY
  INVESTMENTS:
  Income..........    11.53% $     23.1    (5.69)% $    (17.1)   26.73%  $   153.3     10.40%  $    97.7
  Investment
   Gains/(Losses).     5.40%       10.2     1.08%         3.3    17.25%       86.4      4.12%       36.8
                     ------- ----------- --------- ------------ -------- ----------- --------- -----------
  Total...........    16.93% $     33.3    (4.61)% $    (13.8)   43.98%  $   239.7     14.52%  $   134.5
  Ending Assets(5)           $    807.2            $    834.6            $   807.2             $   834.6
POLICY LOANS:
  Income..........     6.90% $     63.3     6.81%  $     60.6     6.77%  $   184.8      6.95%  $   188.1
  Ending Assets...           $  3,812.1            $  3,702.6            $ 3,812.1             $ 3,702.6
CASH AND SHORT-TERM
  INVESTMENTS:
  Income..........     7.80% $     15.8     8.18%  $      5.3     7.38%  $    51.8     13.80%  $    32.4
  Ending Assets(6)           $    982.0            $    382.8            $   982.0             $   382.8
EQUITABLE LIFE
  DEBT AND OTHER:
  Interest expense
   and other......     7.18% $    (11.2)    5.08%  $    (10.0)    8.40%  $   (38.6)     6.55%  $   (34.5)
  Ending
   Liabilities.....          $   (692.4)           $   (724.8)           $  (692.4)            $  (724.8)
TOTAL:
  Income(7).......     8.03% $    682.6     7.72%  $    638.7     8.28%  $ 2,090.2      8.27%  $ 2,056.4
  Investment
   Gains/(Losses).    (0.47)%     (39.4)   (0.11)%       (9.0)   (0.40)%     (97.6)     0.26%       63.2
                     ------- ----------- --------- ------------ -------- ----------- --------- -----------
  Total(8)........     7.56% $    643.2     7.61%  $    629.7     7.88%  $ 1,992.6      8.53%  $ 2,119.6
  Ending Net Assets          $ 35,507.1            $ 34,375.5            $35,507.1             $34,375.5

(1) Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains and fees. Annualized yields are not necessarily indicative of a full year's results.





(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $139.0 million and $1,312.3 million, and include accrued income of $399.0 million and $405.2 million, amounts due from securities sales of $50.9 million and $695.9 million and other assets of $19.7 million and $32.5 million as of September 30, 1999 and 1998, respectively.
(3) Mortgage investment assets include accrued income of $61.2 million and $54.4 million and are adjusted for related liability balances of $(25.8) million and $(26.0) million as of September 30, 1999 and 1998, respectively.
(4) Equity real estate investment assets are shown net of third party debt and minority interest in real estate of $280.8 million and $396.5 million, and include accrued income of $28.5 million and $32.4 million and are adjusted for related liability balances of $(1.6) million and $(24.4) million as of September 30, 1999 and 1998, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $(3.9) million, $(8.9) million, $(15.0) million and $(29.4) million for the third quarter and first nine months of 1999 and of 1998, respectively.
(5) Other equity investment assets include adjustment for accrued income and pending settlements of $1.2 million and $(4.8) million as of September 30, 1999 and 1998, respectively.
(6) Cash and short-term investments are shown net of financing arrangements of $(107.1) million and $(409.8) million and other adjustments for accrued income and cash in transit of $30.0 million and $3.0 million as of September 30, 1999 and 1998, respectively.
(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $14.2 million, $11.1 million, $47.5 million and $43.0 million for the third quarters and first nine months of 1999 and of 1998, respectively. Investment income is shown net of depreciation of $6.2 million, $5.9 million, $16.8 million and $25.3 million for the same respective periods.
(8) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.29% and 7.35%, 7.62% and 8.25% for the third quarter and the first nine months of 1999 and of 1998, respectively.

ASSET VALUATION ALLOWANCES AND WRITEDOWNS

The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the first nine months of 1999 and 1998.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                              VALUATION ALLOWANCES
                                  (IN MILLIONS)

                                                                    EQUITY REAL
                                                     MORTGAGES         ESTATE         TOTAL
                                                    -------------   -------------   -----------
SEPTEMBER 30, 1999
Beginning balances................................. $     45.4      $    211.8      $   257.2
Additions..........................................        6.8            31.7           38.5
Deductions(1)......................................      (11.2)         (104.5)        (115.7)
                                                    -------------   -------------   -----------
Ending Balances.................................... $     41.0      $    139.0      $   180.0
                                                    =============   =============   ===========

SEPTEMBER 30, 1998
Beginning balances................................. $     74.3      $    345.5      $   419.8
Additions..........................................       14.5            55.1           69.6
Deductions(1)......................................      (51.3)         (122.4)        (173.7)
                                                    -------------   -------------   -----------
Ending Balances.................................... $     37.5      $    278.2      $   315.7
                                                    =============   =============   ===========

(1) Primarily reflected releases of allowances due to asset dispositions and writedowns.

Writedowns on fixed maturities were $138.2 million and $70.3 million for the first nine months of 1999 and 1998, respectively, principally on high yield and emerging market securities.

GENERAL ACCOUNT INVESTMENT ASSETS

The following table shows the major categories of General Account Investment Assets by amortized cost, valuation allowances and net amortized cost at September 30, 1999 and by net amortized cost at December 31, 1998.

                        GENERAL ACCOUNT INVESTMENT ASSETS
                                  (IN MILLIONS)

                                             SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                   ----------------------------------------   -------------------
                                                                  NET                NET
                                    AMORTIZED     VALUATION    AMORTIZED          AMORTIZED
                                       COST      ALLOWANCES       COST               COST
                                   ------------- ------------ -------------   -------------------

Fixed maturities(1)............... $  24,006.8   $      -      $ 24,006.8     $     22,805.8
Mortgages.........................     4,947.9        (41.0)      4,906.9            4,443.3
Equity real estate................     1,711.4       (139.0)      1,572.4            1,774.1
Other equity investments..........       806.0          -           806.0              859.1
Policy loans......................     3,812.1                    3,812.1            3,727.9
Cash and short-term investments...     1,059.1                    1,059.1            1,619.7
Corporate debt and other..........      (692.4)                    (692.4)            (598.1)
                                   ------------  ------------ -------------   -------------------
Total............................. $  35,650.9   $   (180.0)   $ 35,470.9     $     34,631.8
                                   ============  ============ =============   ===================

(1) Excludes unrealized losses of $507.3 million and unrealized gains of $814.3 million in fixed maturities classified as available for sale at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999 and December 31, 1998, the amortized cost of the available for sale and held to maturity portfolios was $23.88 billion, $131.2 million, $22.68 billion and $125.0 million, respectively, compared to estimated market values of $23.37 billion, $131.2 million, $23.49 billion and $125.0 million, respectively.

Fixed Maturities. Fixed maturities consist of publicly-traded debt and privately placed debt securities and small amounts of redeemable preferred stock, which represented 75.9%, 22.9% and 1.2%, respectively, of the amortized cost of this asset category at September 30, 1999. The $196.8 million of investment losses in the first nine months of 1999 were due to $138.2 million of writedowns primarily on high yield and emerging market securities and $58.6 million of losses on sales.

                       FIXED MATURITIES BY CREDIT QUALITY
                                  (IN MILLIONS)

                                    SEPTEMBER 30, 1999                DECEMBER 31, 1998
                                -------------------------------  --------------------------------
              RATING AGENCY
  NAIC          EQUIVALENT       AMORTIZED         ESTIMATED       AMORTIZED         ESTIMATED
 RATING        DESIGNATION         COST           FAIR VALUE         COST           FAIR VALUE
------------  -------------     --------------   --------------  ----------------  --------------
    1-2      Aaa/Aa/A and Baa..  $   20,868.2     $  20,681.8     $   19,588.1     $  20,712.6
    3-6      BBa and lower.....       3,138.6         2,817.7          3,217.7         2,907.5
                                --------------   --------------  ----------------  --------------
Total Fixed Maturities.........  $   24,006.8     $  23,499.5     $   22,805.8     $  23,620.1
                                ==============   ==============  ================  ==============

At September 30, 1999, the Company held mortgage pass-through securities with an amortized cost of $2.72 billion, $2.47 billion of CMOs, including $2.14 billion in publicly-traded CMOs, and $1.52 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $119.3 million (0.5% of the amortized cost of this category) and $46.8 million (0.2%) at September 30, 1999, respectively, compared to $94.9 million (0.4%) and $74.9 million (0.3%) at December 31, 1998, respectively.

Mortgages. Mortgages consist of commercial, agricultural and residential loans. At September 30, 1999, commercial mortgages totaled $2.98 billion (60.2% of the amortized cost of the category), agricultural loans were $1.97 billion (39.8%) and residential loans were $0.6 million.

              PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED MORTGAGES
                                 AMORTIZED COST
                                  (IN MILLIONS)

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                     1999            1998
                                                                 -------------   --------------

COMMERCIAL MORTGAGES............................................ $   2,981.5     $   2,660.7
Problem commercial mortgages(1).................................         0.5             0.4
Potential problem commercial mortgages..........................       140.4           170.7
Restructured commercial mortgages(2)............................       152.7           116.4

AGRICULTURAL MORTGAGES.......................................... $   1,965.8     $   1,826.9
Problem agricultural mortgages..................................        15.3            11.7

(1)  Includes delinquent mortgage loans of $0.4 million at December 31, 1998.
(2) Excludes $0.9 million and $19.9 million of restructured commercial mortgages that are shown as potential problems at September 30, 1999 and December 31, 1998, respectively.

The original weighted average coupon rate on the $152.7 million of restructured mortgages was 9.0%. As a result of these restructurings, the restructured weighted average coupon rate was 8.2% and the restructured weighted average cash payment rate was 8.1%.

At September 30, 1999 and 1998, respectively, management identified impaired mortgage loans with carrying values of $178.1 million and $161.8 million. The provisions for losses for these impaired mortgage loans were $34.8 million and $32.5 million at September 30, 1999 and 1998, respectively. For the first nine months of 1999 and of 1998, respectively, income accrued on these loans was $11.6 million and $13.1 million, including cash received of $11.6 million and $12.9 million.

For the first nine months of 1999, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $105.0 million. In addition, $53.2 million of commercial mortgage loan maturity payments were scheduled, of which $50.5 million were paid as due. Of the amount not paid, $1.6 million were granted short-term extensions; none was in default.

Equity Real Estate. As of September 30, 1999, on the basis of amortized cost, the equity real estate category included $1.13 billion (66.1%) acquired as investment real estate and $580.5 million (33.9%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first nine months of 1999 and 1998, respectively, proceeds from the sale of equity real estate totaled $257.6 million and $483.2 million, and gains of $36.9 million and $86.8 million were recognized. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $95.7 million and $122.4 million, respectively.

At September 30, 1999, the vacancy rate for the Company's office properties was 7.3% in total, with a vacancy rate of 6.1% for properties acquired as investment real estate and 17.5% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.7% (as of June 30, 1999) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of private equity, LBO, mezzanine, venture capital and other limited partnership interests ($466.5 million or 57.8% of the amortized cost of this portfolio at September 30, 1999), alternative limited partnerships ($198.9 million or 24.6%) and common stock and other equity securities, including the excess of Separate Account assets over Separate Account liabilities ($141.8 million or 17.6%). Alternative funds utilize trading strategies that may be leveraged; they attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Effective January 1, 1999, the Company designated all direct investments in publicly-traded common equity securities in the General Account portfolio as "trading securities" as defined by SFAS No. 115. Investment gains of $83.5 million were recognized at that date on the portfolio. The net unrealized holding gains for the first nine months of 1999 totaling $3.9 million are included in investment income. Other equity investments can produce significant volatility in investment income since these investments are accounted for using the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), and increases and decreases in fair value, whether realized or unrealized, on substantially all of the portfolio are reflected as investment income or loss to the Company. Returns on all equity investments are very volatile and investment results for any period are not representative of any other period.

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

Equitable Life - Equitable Life began addressing the Year 2000 issue in 1995. In addition to significant internal resources, third parties have been assisting in renovating and testing computer hardware and software ("computer systems") and embedded systems and in overall project control. The following process has been undertaken:

(1) Equitable Life established a Year 2000 project office, which developed a strategic approach and created broad awareness of the Year 2000 issues at Equitable Life through meetings with the Audit Committee of the Board of Directors, the Board of Directors and executive and senior management, presentations to business areas and articles in employee newsletters.
(2) Corporate-developed computer systems were inventoried and assessed for Year 2000 compliance. Third party providers of computer systems and services, including embedded systems, were contacted and all have responded.
(3) The renovation or replacement of all corporate-developed computer systems was completed by June 30, 1999. After renovation or replacement, management subjects these systems to Year 2000 compliance testing as described in the following paragraph, and continues to monitor Year 2000 compliance by third party providers of computer systems, including embedded systems, and services. All such systems and services, including those considered mission-critical, have been confirmed as either Year 2000 compliant or the subject of a satisfactory plan for compliance. With respect to real estate investment properties owned by Equitable Life and managed by third parties, substantially all building operation systems (e.g., elevators, escalators, fire, security and heating, ventilation and air conditioning) have been confirmed as Year 2000 compliant. Five systems remain to be confirmed (one system in each of five properties) and management expects that such systems will be confirmed as Year 2000 compliant by November 30, 1999. Contingency plans have been developed for each property. Additionally, Equitable Life has completed the nationwide upgrade of its personal computer workstations and local area network servers with the latest release of compliant versions of third party hardware and software.

(4) Year 2000 compliance testing is an ongoing three-part process: after a system has been renovated, it is tested to determine if it still performs its intended business function correctly; next, it undergoes a simulation test using dates occurring after December 31, 1999; last, integrated systems tests are conducted to verify that the systems continue to work together with the computers' internal clocks set to post December 31, 1999 dates. The first two phases of the process have been completed and all systems have been confirmed through such testing as Year 2000 compliant. Integrated systems testing will continue throughout 1999 as needed. All significant automated data interfaces with third parties have been tested for Year 2000 compliance, including those with Lend Lease, Alliance, The Chase Manhattan Bank, Sunguard, Pershing and Computer Science Corporation, who provide, among other services, material investment management, accounting, banking, annuity processing and securities clearance services for Equitable Life's General and certain of its Separate Accounts. Equitable Life has retained third parties to assist with selective verification of the Year 2000 renovation of certain systems.
(5) Existing business continuity and disaster recovery plans cover certain categories of contingencies that could arise as a result of Year 2000 related failures. These plans have been supplemented to address contingencies unique to the millennium change. Equitable Life retained a consulting firm to assist with planning for Year 2000 contingencies.

Equitable Life's Year 2000 compliance project is currently estimated to cost $35 million through the end of 1999, of which approximately $31.1 million was incurred through September 30, 1999. Equitable Life's new computer application development and procurement have not been subject to any delay caused in whole or part by Year 2000 efforts that is expected to have a material adverse effect on the Company's financial condition or results of operations.

Investment Subsidiaries - DLJ and Alliance's Year 2000 related activities and progress to date are summarized below. For further information, see their respective filings on Form 10-K for the year ended December 31, 1998.

DLJ - DLJ's plans for preparing for Year 2000 are in writing and address all mission critical computer systems globally. Such systems have been remediated, tested and implemented. DLJ has also remediated, implemented and tested all non-mission critical systems. DLJ has a reasonable basis to believe all applications, both mainframe and non-mainframe, are Year 2000 compliant. The post implementation process will ensure continued compliance of the applications. This process includes redundant vendor testing, correspondent testing, extended point-to-point testing and integrated systems testing through year end. Throughout the Year 2000 process, none of DLJ's major technology projects have been significantly impacted.

DLJ currently estimates its Year 2000 costs at approximately $90 million, with $89 million incurred through September 30, 1999. DLJ has assessed Year 2000 contingency requirements and has developed a formal contingency plan. The contingency plan addresses procedures to be implemented in the event of problems concerning mission-critical systems, electronic interfaces and third parties. This plan includes written Year 2000 specific contingency plans that will address DLJ-wide shared services (i.e., communications systems and physical facilities), as well as its mission critical business units.

Alliance - During 1997, Alliance began a formal Year 2000 initiative, managed by a Year 2000 project office and focusing on both IT and non-IT systems. Alliance has retained a number of consulting firms with expertise in advising and assisting clients with regard to Year 2000 issues. By June 30, 1998, Alliance had completed an inventory and assessment of its domestic and international computer systems, identified its mission-critical and non-mission-critical systems, and determined which of these systems were not Year 2000 compliant. All third party suppliers of mission-critical systems and services and non-mission-critical systems were contacted and their responses have been evaluated. All of those contacted have responded that their systems are or will be Year 2000 compliant. All mission critical and non-mission critical systems supplied by third parties have been tested. Alliance expects all testing will be completed before the end of 1999. Alliance has remediated, replaced or retired all of its non-compliant mission-critical and non-mission-critical systems and applications. Alliance has completed the business functionality and the post-December 31, 1999 testing for all of its mission-critical systems and non-mission-critical systems. Integrated systems tests were then conducted to verify that the systems would continue to work together. Full integration testing of all remediated systems have been completed. Testing of interfaces with third party suppliers will be completed by the end of the year. Alliance has completed an inventory of its technical infrastructure and facilities and has begun to evaluate and test these systems. Alliance expects these systems to be fully operable in the Year 2000. Certain other planned IT projects have been deferred until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on Alliance's financial condition or results of operations. Assisted by a consulting firm, Alliance has developed its

Year 2000 specific contingency plans with emphasis on mission-critical functions. These plans seek to provide alternative methods of processing in the event of a failure that is within or outside of Alliance's control.

Alliance estimates its cost of the Year 2000 initiative will range between $41 million and $45 million. Such costs consist principally of remediation costs and costs to develop formal Year 2000 specific contingency plans. Through September 30, 1999, Alliance has incurred approximately $41 million of those costs.

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

LIQUIDITY AND CAPITAL RESOURCES

In September 1999, Equitable Life paid a cash dividend of $150.0 million to the Holding Company, the first since Equitable Life's demutualization in 1992.

In July 1999, the Board of Directors authorized an increase in Equitable Life's commercial paper program to a maximum of $1.00 billion up from $500.0 million. This program is available for general corporate purposes. The Board also authorized increasing Equitable Life's existing $350.0 million bank credit facility to $700.0 million. Equitable Life uses this program from time to time in its liquidity management. At September 30, 1999, $95.0 million was outstanding under the commercial paper program; there were no amounts outstanding under the revolving credit facility.

In late May 1999, DLJ issued a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business, selling shares representing an approximately 18% interest in DLJdirect's financial performance to the public. The offering raised more than $343 million of equity and resulted in AXA Financial recognizing a non-cash pre-tax gain of $212.3 million ($116.5 million by the Holding Company and $95.8 million by Equitable
Life).

In March 1999, DLJ filed a registration statement with the SEC, establishing a $2.0 billion shelf of senior or subordinated debt securities or preferred stock. As of September 30, 1999, $650 million 5 7/8% Senior Notes due 2002 and an aggregate of $685.2 million medium term notes with various rates and maturities having been issued. In addition, during the nine months ended September 30, 1999, commercial paper outstanding under DLJ's $1.0 billion commercial paper program increased from $30.9 million to $253.5 million.

On October 29, 1999 Alliance transferred its business to a newly-formed private limited partnership in connection with the reorganization approved by Unitholders at the special meeting of Unitholders on September 22, 1999 and expiration of the related exchange offer on October 28, 1999. Equitable Life and its subsidiaries exchanged substantially all of their Alliance Units for limited partnership interests and a general partnership interest in the new private limited partnership. The new partnership is conducting Alliance's business without change in management or employee responsibilities. Alliance's principal asset is its interest in the new partnership, and it is functioning as a holding company through which Unitholders own an indirect interest in the new partnership. Effective October 29, 1999, Alliance changed its name to Alliance Capital Management Holding L.P. and the new private partnership assumed the name Alliance Capital Management L.P. (For information about a lawsuit related to this transaction, and the resolution thereof, see "Legal Proceedings" in Part II, Item 1 of this Report.) As a result of the reorganization and exchange, Equitable Life and its subsidiaries share of the private partnership income will not be subject to the 3.5% Federal tax on publicly traded partnerships.

In 1998, the impact of this Federal tax on Equitable Life and its subsidiaries was approximately $18 million.

In July 1999, Alliance entered into a new $200.0 million three-year revolving credit facility, increasing its borrowing capacity to $625.0 million. The new credit facility will be used to fund commission payments to financial intermediaries for certain mutual fund sales and for general working capital purposes. At September 30, 1999, Alliance had $398.6 million principal amount outstanding under its $425.0 million commercial paper program. Proceeds are being used to fund commission payments and for capital expenditures. There were no amounts outstanding under Alliance's revolving credit facilities.

The exposure of four money market mutual funds sponsored by Alliance to General American Life Insurance Company's August 1999 announcement of its inability to meet substantial demands for surrenders arising from its funding agreement business had been reported in Equitable Life's Form 10-Q for the quarter ended June 30, 1999. This matter has been resolved with no material adverse effect on Alliance's, Equitable Life's or the Holding Company's consolidated financial positions.

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

CONSOLIDATED CASH FLOWS

The net cash provided by operating activities was $363.0 million for the first nine months of 1999 compared to $438.1 million for the first nine months of 1998.

Net cash used by investing activities was $1.87 billion for the first nine months of 1999 as compared to net cash provided by investing activities of $19.3 million for the same period in 1998. Cash used by investing activities during the first nine months of 1999 primarily was attributable to the increase in invested assets as purchases exceeded sales, maturities and repayments by approximately $1.65 billion. In 1998, investment purchases exceeded sales, maturities and repayments by $168.8 million. Loans to discontinued operations were reduced by $300.0 million during the first nine months of 1998.

Net cash provided by financing activities totaled $712.1 million for the first nine months of 1999 as compared to net cash used by financing operations of $91.0 million in the first nine months of 1998. Net cash provided by financing activities during the first nine months of 1999 primarily resulted from deposits to policyholders' account balances exceeding withdrawals by $536.8 million. Also during the first nine months of 1999, there was a $433.4 million increase in short-term financings. In addition, in September 1999, a $150.0 million dividend was paid to the Holding Company. During the first nine months of 1998, withdrawals from General Account policyholders' accounts exceeding additions by $247.4 million and continuing operations made an $87.2 million payment to settle its obligation to discontinued operations. Short-term financing, principally at Equitable Life, increased $313.6 million during the 1998 period.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first nine months of 1999 of $797.3 million to $448.2 million.

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

STRATEGIC INITIATIVES. The Company continues to implement strategic initiatives identified after a comprehensive review of its organization and strategy conducted in late 1997. These initiatives are designed to make the Company a premier provider of financial planning, insurance and asset management products and services. The "branding" initiative, which consists in part of a reorganization of wholly owned subsidiaries engaged in providing financial advisory services and distributing relationship-based products and services and changes to the names of these subsidiaries and the Holding Company, is designed to separate product manufacturing under the "Equitable" name from product distribution under the "AXA Advisors" name. On September 21, 1999, EQ Financial, a subsidiary of Equitable Life, was merged into AXA Advisors and was sold to another subsidiary of the Holding Company, beginning the process of separating the product development from product distribution functions. Implementation of these strategic initiatives is subject to various uncertainties, including those relating to timing and expense, and the results of the implementation of these initiatives could be other than what management intends. The Company may, from time to time, explore selective acquisition opportunities in its core insurance and asset management businesses.

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

The ability of the Company to continue its accelerated real estate sales program during 1999 without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations regarding property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets - Equity Real Estate" in the 1998 Form 10-K. The Company's disability income ("DI") and group pension businesses produced pre-tax losses in 1995 and 1996. In late 1996, loss recognition studies for the DI and group pension businesses were completed. As a result, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off; reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million; and a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on these two books of business since 1996, management continues to believe the assumptions and estimates used to develop the 1996 DI and Pension Par reserve strengthenings are reasonable. However, there can be no assurance that they will be sufficient to provide for all future liabilities. Equitable Life no longer underwrites new DI policies. Equitable Life is exploring its ability to dispose of the DI business through reinsurance. See "Combined Operating Results by Segment - Insurance" in the 1998 Form 10-K.

INVESTMENT SERVICES. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are therefore affected by market appreciation or depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. A substantial decline in assets under management would adversely affect the Company's results of operations. See "Combined Operating Results by Segment - Investment Services" and "- Fees and Assets Under Management" in this report and in the 1998 Form 10-K. DLJ's business activities are subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions. Over the last several years DLJ's results have been at historically high levels. See "Combined Operating Results by Segment - Investment Services" in this report and in the 1998 Form 10-K for a discussion of the negative impact on equity in DLJ's earnings from emerging markets. Potential losses could result from DLJ's merchant banking activities as a result of their capital intensive nature.

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

TECHNOLOGY AND INFORMATION SYSTEMS. The Company's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees and clients, and recording information for accounting and management information purposes. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse effect on the results of operations of the Company and its Investment subsidiaries and, ultimately, its ability to achieve its strategic goals.

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

REGULATION AND STATUTORY CAPITAL AND SURPLUS. The businesses conducted by the Company and its subsidiaries and affiliates are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment banking, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. Such regulators have the discretionary authority, in connection with the continual licensing of members of the Insurance Group, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such member is not maintaining adequate statutory surplus or capital. See "Liquidity and Capital Resources - Insurance" in the 1998 Form 10-K.


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

Equitable Life's settlement has become effective with respect to the previously disclosed cases (Golomb, Malvin, Bowler, Bachman and Fletcher) brought by persons insured under the Policies. The parties have obtained dismissal of the actions pending in each of the relevant jurisdictions.

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

In Greenwald, in April 1999, Equitable Life's motion to dismiss the complaint was denied without prejudice.

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

In Duncan, pursuant to court order, the parties submitted supplemental briefing in October 1999.

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

In connection with the reorganization of Alliance and the related exchange offer, on September 29, 1999, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against Alliance (now named Alliance Capital Management Holding L.P.), Alliance Capital Management L.P. (the new private partnership formed in connection with the reorganization), Alliance Capital Management Corporation (the general partner of both partnerships) and certain other defendants affiliated with Alliance which sought, among other things, to enjoin the consummation of the reorganization and related exchange offer and alleged, among other things, the amended and restated Alliance partnership agreement adversely affected Alliance Unitholders. On October 29, 1999, the parties to this litigation entered into a memorandum of understanding setting forth the parties' agreement in principle to the terms of a proposed settlement of the action. Alliance's management does not believe that the resolution of this matter will have a material adverse effect on Alliance's results of operations or financial condition.

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


Date:   November 10, 1999              THE EQUITABLE LIFE ASSURANCE SOCIETY
                                       OF THE UNITED STATES


                                       By:    /s/Stanley B. Tulin
                                              ----------------------------------
                                              Name:   Stanley B. Tulin
                                              Title:  Vice Chairman and
                                                      Chief Financial Officer


Date:   November 10, 1999                     /s/Alvin H. Fenichel
                                              ----------------------------------
                                              Alvin H. Fenichel
                                              Senior Vice President and
                                              Controller