Form 10-Q
period 2000-03-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 2000-05-12
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2000                Commission File No. 0-25280
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

                                                                Yes  X    No
                                                                    ---     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding
           Class                                         at May 11, 2000
----------------------------------------  --------------------------------------
      Common Stock, $1.25 par value                         2,000,000

          THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

Item 1:    Unaudited Consolidated Financial Statements
           Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999.........................................    3
           Consolidated Statements of Earnings for the Three
             Months Ended March 31, 2000 and 1999......................    4
           Consolidated Statements of Shareholder's Equity and
             Comprehensive Income (Loss) for the Three Months Ended
             March 31, 2000 and 1999...................................    5
           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2000 and 1999......................    6
           Notes to Consolidated Financial Statements..................    7

Item 2:    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   14

Item 3:    Quantitative and Qualitative Disclosures About
             Market Risk...............................................   29

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings...........................................   30

Item 6:    Exhibits and Reports on Form 8-K............................   31

SIGNATURES.............................................................   32

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 March 31,          December 31,
                                                                                   2000                 1999
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    18,385.0        $    18,599.7
    Held to maturity, at amortized cost.....................................          135.4                133.2
  Mortgage loans on real estate.............................................        3,196.8              3,270.0
  Equity real estate........................................................        1,149.4              1,160.2
  Policy loans..............................................................        2,302.4              2,257.3
  Other equity investments..................................................          738.5                671.2
  Investment in and loans to affiliates.....................................        1,274.3              1,201.8
  Other invested assets.....................................................          983.1                911.6
                                                                              -----------------    -----------------
      Total investments.....................................................       28,164.9             28,205.0
Cash and cash equivalents...................................................          187.3                628.0
Deferred policy acquisition costs...........................................        4,147.7              4,033.0
Other assets................................................................        4,109.3              3,868.3
Closed Block assets.........................................................        8,629.3              8,607.3
Separate Accounts assets....................................................       57,446.8             54,453.9
                                                                              -----------------    -----------------

Total Assets................................................................  $   102,685.3        $    99,795.5
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,674.2        $    21,351.4
Future policy benefits and other policyholders' liabilities.................        4,840.4              4,777.6
Short-term and long-term debt...............................................        1,383.5              1,407.9
Other liabilities...........................................................        3,436.4              3,133.6
Closed Block liabilities....................................................        9,036.1              9,025.0
Separate Accounts liabilities...............................................       57,319.8             54,332.5
                                                                              -----------------    -----------------
      Total liabilities.....................................................       96,690.4             94,028.0
                                                                              -----------------    -----------------

Commitments and contingencies (Note 8)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        3,558.7              3,557.2
Retained earnings...........................................................        2,822.4              2,600.7
Accumulated other comprehensive loss........................................         (388.7)              (392.9)
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        5,994.9              5,767.5
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $   102,685.3        $    99,795.5
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
REVENUES
Universal life and investment-type product policy fee income................  $       340.4        $       296.7
Premiums....................................................................          133.0                134.9
Net investment income.......................................................          606.2                568.5
Investment losses, net......................................................         (124.1)               (19.3)
Commissions, fees and other income..........................................          650.3                489.3
Contribution from the Closed Block..........................................           16.7                 18.9
                                                                              -----------------    -----------------
      Total revenues........................................................        1,622.5              1,489.0
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account balances........................          262.1                270.2
Policyholders' benefits.....................................................          282.0                240.8
Other operating costs and expenses..........................................          686.4                648.2
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        1,230.5              1,159.2
                                                                              -----------------    -----------------

Earnings from continuing operations before Federal income taxes
  and minority interest.....................................................          392.0                329.8
Federal income taxes........................................................           91.2                100.4
Minority interest in net income of consolidated subsidiaries................           74.2                 42.1
                                                                              -----------------    -----------------
Earnings from continuing operations.........................................          226.6                187.3
Discontinued operations, net of Federal income taxes........................           (4.9)                (5.3)
                                                                              -----------------    -----------------

Net Earnings................................................................  $       221.7        $       182.0
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        3,557.2              3,110.2
Capital contribution........................................................            1.5                  -
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................  $     3,558.7        $     3,110.2
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        2,600.7              1,944.1
Net earnings................................................................          221.7                182.0
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        2,822.4              2,126.1
                                                                              -----------------    -----------------

Accumulated other comprehensive (loss) income, beginning of year............         (392.9)               355.8
Other comprehensive income (loss)...........................................            4.2               (243.0)
                                                                              -----------------    -----------------
Accumulated other comprehensive (loss) income, end of period................         (388.7)               112.8
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     5,994.9        $     5,351.6
                                                                              =================    =================

COMPREHENSIVE INCOME (LOSS)
Net earnings................................................................  $       221.7        $       182.0
                                                                              -----------------    -----------------

Change in unrealized gains (losses), net of reclassification adjustment.....            4.2               (243.0)
                                                                              -----------------    -----------------
Other comprehensive income (loss)...........................................            4.2               (243.0)
                                                                              -----------------    -----------------

Comprehensive Income (Loss).................................................  $       225.9        $       (61.0)
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)

Net earnings................................................................  $       221.7        $       182.0
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          262.1                270.2
    Universal life and investment-type product policy fee income............         (340.4)              (296.7)
    Investment losses, net..................................................          124.1                 19.3
    Change in Federal income tax payable....................................           98.9                101.6
    Change in property and equipment........................................          (52.9)               (35.6)
    Change in deferred policy acquisition costs.............................         (113.3)               (46.4)
    Other, net..............................................................          (50.2)               (69.8)
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          150.0                124.6
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................          456.9                541.0
  Sales.....................................................................        1,181.0              1,719.2
  Purchases.................................................................       (1,491.4)            (3,118.6)
  Other, net................................................................          (69.5)              (138.7)
                                                                              -----------------    -----------------

Net cash provided (used) by investing activities............................           77.0               (997.1)
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................          632.6                616.1
    Withdrawals and transfers to Separate Accounts..........................       (1,256.9)              (453.9)
  Net (decrease) increase in short-term financings..........................          (11.1)               357.0
  Repayments of long-term debt..............................................            -                   (5.8)
  Other, net................................................................          (32.3)               (29.5)
                                                                              -----------------    -----------------

Net cash (used) provided by financing activities............................         (667.7)               483.9
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................         (440.7)              (388.6)
Cash and cash equivalents, beginning of year................................          628.0              1,245.5
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $       187.3        $       856.9
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        12.2        $         6.9
                                                                              =================    =================
  Income Taxes Paid.........................................................  $         -          $         -
                                                                              =================    =================




                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2000" and "first quarter 1999" refer to the three months ended March 31, 2000 and 1999, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the current presentation.

 2)   INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     ---------------
                                                                                           (In Millions)

      Balances, beginning of year............................................... $      148.6        $     230.6
      Additions charged to income...............................................          8.4                9.1
      Deductions for writedowns and asset dispositions..........................         (2.1)             (26.0)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      154.9        $     213.7
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       29.1        $      34.1
        Equity real estate......................................................        125.8              179.6
                                                                                 ---------------     ---------------
      Total..................................................................... $      154.9        $     213.7
                                                                                 ===============     ===============

      For the first quarters of 2000 and 1999, investment income is shown net of investment expenses of $56.7 million and $60.2 million, respectively.

      As of March 31, 2000 and December 31, 1999, fixed maturities classified as available for sale had amortized costs of $19,152.2 million and $19,373.6 million and fixed maturities in the held to maturity portfolio had estimated fair values of $135.4 million and $133.2 million, respectively. Other equity investments include equity securities with carrying values of $27.5 million and $23.3 million and costs of $29.7 million and $32.7 million as of March 31, 2000 and December 31, 1999, respectively.

      On January 1, 1999, investments in publicly-traded common equity securities in the General Account portfolio within other equity investments amounting to $102.3 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $83.3 million ($43.2 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statement of earnings. In first quarter 2000 and 1999, net unrealized holding gains of $3.9 and $71.4 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $13.5 million and costs of $11.1 million at March 31, 2000.

      For the first quarters of 2000 and 1999, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,125.2 million and $1,592.6 million, respectively. Gross gains of $24.5 million and $17.3 million and gross losses of $87.9 million and $56.7 million were realized on these sales for the first quarters of 2000 and 1999, respectively. Unrealized investment gains (losses) related to fixed maturities classified as available for sale increased by $6.4 million during the first three months of 2000, resulting in a balance of $(767.5) million at March 31, 2000.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                  March 31,          December 31,
                                                                                     2000                1999
                                                                                ---------------    -----------------
                                                                                           (In Millions)

      Impaired mortgage loans with provision for losses.......................   $     141.7        $     142.4
      Impaired mortgage loans without provision for losses....................           1.9                2.2
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         143.6              144.6
      Provision for losses....................................................         (24.7)             (23.0)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $     118.9        $     121.6
                                                                                ===============    =================

      During the first quarters of 2000 and 1999, respectively, the Company's average recorded investment in impaired mortgage loans was $144.1 million and $133.8 million. Interest income recognized on these impaired mortgage loans totaled $2.9 million and $1.9 million for the first quarters of 2000 and 1999, respectively.

 3)   CLOSED BLOCK

      Summarized financial information for the Closed Block follows:

                                                                                 March 31,           December 31,
                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,150.7 and $4,144.8)............................................. $     4,027.9        $     4,014.0
      Mortgage loans on real estate..........................................       1,672.9              1,704.2
      Policy loans...........................................................       1,588.2              1,593.9
      Cash and other invested assets.........................................         237.9                194.4
      DAC....................................................................         877.7                895.5
      Other assets...........................................................         224.7                205.3
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,629.3        $     8,607.3
                                                                              =================    =================

      Future policy benefits and other policyholders' account balances....... $     9,006.9        $     9,011.7
      Other liabilities......................................................          29.2                 13.3
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,036.1        $     9,025.0
                                                                              =================    =================


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ----------------    ---------------
                                                                                           (In Millions)
      STATEMENTS OF EARNINGS
      Premiums and other income................................................. $      153.0        $      156.0
      Investment income (net of investment expenses of $3.4 and $5.2)...........        143.0               142.0
      Investment losses, net....................................................         (3.0)               (1.9)
                                                                                 ---------------     ---------------
        Total revenues..........................................................        293.0               296.1
                                                                                 ---------------     ---------------

      Policyholders' benefits and dividends.....................................        260.7               266.4
      Other operating costs and expenses........................................         15.6                10.8
                                                                                 ---------------     ---------------
        Total benefits and other deductions.....................................        276.3               277.2
                                                                                 ---------------     ---------------

      Contribution from the Closed Block........................................ $       16.7        $       18.9
                                                                                 ===============     ===============

      Investment valuation allowances amounted to $5.2 million and $4.6 million on mortgage loans and $26.2 million and $24.7 million on equity real estate at March 31, 2000 and December 31, 1999, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                 March 31,          December 31,
                                                                                    2000                1999
                                                                              -----------------  -------------------
                                                                                          (In Millions)

      Impaired mortgage loans with provision for losses......................  $        27.0      $         26.8
      Impaired mortgage loans without provision for losses...................            4.2                 4.5
                                                                              -----------------  -------------------
      Recorded investment in impaired mortgages..............................           31.2                31.3
      Provision for losses...................................................           (4.7)               (4.1)
                                                                              -----------------  -------------------
      Net Impaired Mortgage Loans............................................  $        26.5      $         27.2
                                                                              =================  ===================
      During  the first  quarters  of 2000 and 1999,  respectively,  the  Closed
      Block's average recorded  investment in impaired  mortgage loans was $31.3 million and $49.8 million.

 4)   DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                 March 31,          December 31,
                                                                                    2000                1999
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Mortgage loans on real estate..........................................  $       444.7      $        454.6
      Equity real estate.....................................................          419.9               426.6
      Other equity investments...............................................           54.5                55.8
      Other invested assets..................................................          188.2                87.1
                                                                              -----------------  -------------------
        Total investments....................................................        1,107.3             1,024.1
      Cash and cash equivalents..............................................           50.2               164.5
      Other assets...........................................................          209.7               213.0
                                                                              -----------------  -------------------
      Total Assets...........................................................  $     1,367.2      $      1,401.6
                                                                              =================  ===================

      Policyholders' liabilities.............................................  $       987.2      $        993.3
      Allowance for future losses............................................          252.9               242.2
      Other liabilities......................................................          127.1               166.1
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $     1,367.2      $      1,401.6
                                                                             =================  ===================


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 -------------------------------------
                                                                                       2000                1999
                                                                                 -----------------   -----------------
                                                                                            (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment expenses of $10.4 and $13.1).........  $        29.0       $       19.6
      Investment losses, net....................................................           (2.3)              (7.0)
      Policy fees, premiums and other income....................................            -                  -
                                                                                 -----------------   -----------------
      Total revenues............................................................           26.7               12.6

      Benefits and other deductions.............................................           26.7               25.4
      Losses charged to allowance for future losses.............................            -                (12.8)
                                                                                 -----------------   -----------------
      Pre-tax results from operations...........................................            -                  -
      Pre-tax loss from strengthening the allowance for future losses...........           (7.6)              (8.2)
      Federal income tax benefit................................................            2.7                2.9
                                                                                 -----------------   -----------------
      Loss from Discontinued Operations.........................................  $        (4.9)      $       (5.3)
                                                                                 =================   =================

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed in the first quarters of 2000 and 1999 resulted in management's decision to strengthen the allowance by $7.6 million for the first quarter of 2000 and by $8.2 million for the first quarter of 1999. This resulted in after-tax losses of $4.9 million for first quarter 2000 and after-tax losses of $5.3 million for first quarter 1999.

      Management believes the allowance for future losses at March 31, 2000 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Investment valuation allowances amounted to $1.7 million and $1.9 million on mortgage loans and $54.5 million and $54.8 million on equity real estate at March 31, 2000 and December 31, 1999, respectively.

5)    FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 6)   RESTRUCTURING COSTS

      At March 31, 2000, the restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $7.7 million. The amounts paid during first quarter 2000 totaled $2.5 million.

7)    RELATED PARTIES TRANSACTIONS

      Effective January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement is made on the basis of the cost to the Holding Company of the benefits provided which totaled $3.8 million for first quarter 2000. The Company paid $181.2 million of commission fees to AXA Distribution and its subsidiaries for first quarter 2000. Effective January 1, 2000, the Company charged AXA Distribution's subsidiaries for their applicable share of operating expenses pursuant to the Agreements for Services. Such charges totaled $41.9 million for first quarter 2000.

 8)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously described in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1999, except as follows:

      Equitable Life is a defendant in a purported class action commenced in March 2000 on behalf of persons who purchased variable annuities from Equitable Life from January 1989 to the present. The complaint alleges various improper sales practices including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging inflated or hidden fees, and failure to disclose unnecessary tax deferral fees. The plaintiff seeks damages including punitive damages. In May 2000, Equitable Life filed a motion to dismiss the complaint. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on the Company's results of operations in any particular period.

      In September 1999, an action was brought on behalf of a purported class of owners of limited partnership units of Alliance Holding challenging the then-proposed reorganization of Alliance Holding. Named defendants include Alliance Holding, Alliance, four Alliance Holding executives and the general partner of Alliance Holding and Alliance. Equitable Life is obligated to indemnify the defendants for losses and expenses arising out of the litigation. Plaintiffs allege inadequate and misleading disclosures, breaches of fiduciary duties, and the improper adoption of an amended partnership agreement by Alliance Holding and seek payment of unspecified money damages and an accounting of all benefits alleged to have been improperly obtained by the defendants. Although the outcome of any litigation cannot be predicted with certainty, the Company's management believes that the ultimate resolution of this matter should not have a material adverse effect on the financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not such matter will have a material adverse effect on the Company's results of operations in any particular period.

      In the Alliance North American Government Income Trust action, a Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement, the Operating Partnership will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. The Stipulation and Agreement of Settlement is subject to court approval.

      In addition to the matters previously reported and those described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

 9)   BUSINESS SEGMENT INFORMATION

                                                                 Investment
                                              Insurance           Services        Elimination           Total
                                            ---------------   -----------------  ---------------   -----------------
                                                                         (In Millions)
      Three Months Ended
      March 31, 2000
      ---------------------------------------
      Segment revenues.....................  $     1,151.3     $      624.6       $    (29.3)       $    1,746.6
      Investment (losses) gains............         (130.5)             6.4               -               (124.1)
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     1,020.8     $      631.0       $    (29.3)       $    1,622.5
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       270.7     $      163.1       $       -         $      433.8
      Investment (losses) gains , net of
        related DAC and other charges......         (123.3)             6.1               -               (117.2)
      Pre-tax minority interest............            -               75.4               -                 75.4
                                            ---------------   -----------------  ---------------   -----------------
      Pre-tax earnings from
        Continuing Operations..............  $       147.4     $      244.6       $       -         $      392.0
                                            ===============   =================  ===============   =================

      Three Months Ended
      March 31, 1999
      ---------------------------------------
      Segment revenues.....................  $     1,047.3     $      456.2       $     (1.4)       $    1,502.1
      Investment (losses) gains............          (23.5)            10.4              -                 (13.1)
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     1,023.8     $      466.6       $     (1.4)       $    1,489.0
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       221.2     $       86.1       $      -          $      307.3
      Investment (losses) gains, net of
        related DAC and other charges......          (35.0)            10.2              -                 (24.8)
      Pre-tax minority interest............            -               47.3              -                  47.3
                                            ---------------   -----------------  ---------------   -----------------
      Pre-tax earnings from Continuing
        Operations.........................  $       186.2     $      143.6       $      -          $      329.8
                                            ===============   =================  ===============   =================

      Total Assets:
      March 31, 2000.......................  $    89,592.5     $   13,135.9       $    (43.1)       $  102,685.3
                                            ===============   =================  ===============   =================

      December 31, 1999....................  $    86,842.7     $   12,961.7       $     (8.9)       $   99,795.5
                                            ===============   =================  ===============   =================

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated operating results and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis ("MD&A") section included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"). The terms "first quarter 2000" and "first quarter 1999" refer to the three months ended March 31, 2000 and 1999, respectively.

COMBINED OPERATING RESULTS

The combined and segment level discussions for the Insurance and Investment Services segments in this MD&A are presented on an adjusted basis; amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude certain revenue and expense categories. The following table presents the combined operating results outside of the Closed Block combined on a line-by-line basis with the contribution of Closed Block. The Insurance analysis, which begins on page 15, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined operating results unless noted otherwise. The Investment Services discussion begins on page 19.

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
Operating Results:
  Policy fee income and premiums................................................ $      626.4        $     587.1
  Net investment income.........................................................        749.2              704.5
  Commissions, fees and other income............................................        647.3              487.7
                                                                                 ---------------     ---------------
    Total revenues..............................................................      2,022.9            1,779.3
    Total benefits and other deductions.........................................      1,513.7            1,424.7
                                                                                 ---------------     ---------------

  Pre-tax operating earnings before minority interest...........................        509.2              354.6
  Minority interest.............................................................        (75.4)             (47.3)
                                                                                 ---------------     ---------------
  Pre-tax operating earnings....................................................        433.8              307.3

Pre-tax Adjustments:
  Investment losses, net of DAC and other charges...............................       (117.2)             (24.8)
  Minority interest.............................................................         75.4               47.3
                                                                                 ---------------     ---------------
GAAP Reported:
  Earnings from continuing operations before Federal income taxes
    and minority interest.......................................................        392.0              329.8
  Federal income taxes..........................................................         91.2              100.4
  Minority interest in net income of consolidated subsidiaries..................         74.2               42.1
                                                                                 ---------------     ---------------

Earnings from Continuing Operations............................................. $      226.6        $     187.3
                                                                                 ===============     ===============

Adjustments to GAAP reported earnings in first quarter 2000 resulted in the exclusion of investment losses of $117.2 million (net of DAC and other charges totaling $7.2 million) as compared to net investment losses of $24.8 million (net of DAC and other charges totaling $5.5 million) for first quarter 1999. The losses in 2000 included $59.0 million of writedowns and $51.5 million of realized losses on fixed maturities sold from the General Account's portfolio. The 1999 net losses were primarily due to $84.2 million of writedowns and $37.9 million of losses on sales of fixed maturities, partially offset by the $83.5 million of gains recognized upon reclassification of publicly-traded common equities to a trading portfolio (see page 25) and $10.2 million of gains on the exercise of Alliance and DLJ options and conversion of DLJ RSUs.

Continuing Operations

Compared to first quarter 1999, the $126.5 million higher pre-tax operating earnings for first quarter 2000 were due to higher operating earnings in both business segments. Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at Alliance.

The $243.2 million increase in revenues for first quarter 2000 from first quarter 1999 was attributed to the $159.6 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment, a $44.7 million increase in investment income and a $39.3 million increase in policy fee income and premiums principally in Insurance.

For first quarter 2000, total benefits and other deductions increased by $89.0 million from the comparable 1999 period reflecting increases in other operating costs and expenses of $61.6 million and higher policyholder benefits. The increase in other operating costs and expenses principally resulted from higher costs associated with increased revenues in the two business segments and with expenditures related to the businesses' strategic initiatives.

COMBINED OPERATING RESULTS BY SEGMENT

Insurance

The following table combines the Closed Block amounts with the operating results of operations outside of the Closed Block on a line-by-line basis.

                     Insurance - Combined Operating Results
                                  (In Millions)

                                                                    Three Months Ended March 31,
                                                  ------------------------------------------------------------------
                                                                       2000
                                                  ------------------------------------------------
                                                   Insurance          Closed                              1999
                                                   Operations          Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Operating Results:
  Policy fees, premiums and other income........  $    535.0       $     150.0       $      685.0     $      633.6
  Net investment income.........................       599.6             143.0              742.6            690.9
  Contribution from the Closed Block............        16.7             (16.7)               -                -
                                                  -------------    --------------    -------------    --------------
    Total revenues..............................     1,151.3             276.3            1,427.6          1,324.5
  Total benefits and other deductions...........       880.6             276.3            1,156.9          1,103.3
                                                  -------------    --------------    -------------    --------------
Pre-tax operating earnings......................       270.7               -                270.7            221.2

Pre-tax Adjustments:
  Investment losses, net of DAC
    and other charges...........................      (123.3)              -               (123.3)           (35.0)
                                                  -------------    --------------    -------------    --------------
GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    Minority Interest...........................  $    147.4       $       -         $      147.4     $      186.2
                                                  =============    ==============    =============    ==============


For first quarter 2000, Insurance pre-tax operating earnings reflected an increase of $49.5 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts, and higher margins between investment income and interest credited on policyholders' account balances contributed to the improved earnings.

Segment revenues were up $103.1 million due to a $51.7 million increase in investment income and a $51.4 million increase in policy fees, premiums and other income. Higher yields on General Account Investment Assets principally related to other equity investments and fixed maturities as well as higher investment income from the larger mortgage portfolio all contributed to the increase in investment income. Policy fee income rose $43.7 million to $340.4 million due to higher insurance and annuity account balances while premiums declined $4.4 million to $286.0 million. The increase in other income was principally due to higher gross investment management fees received from EQ Advisor Trust offset by a decrease in mutual fund fees resulting from the transfer of AXA Advisors to AXA Distribution in third quarter 1999. The increase in management fees was partially offset by an increase in fees to subadvisors.

Total benefits and other deductions for first quarter 2000 increased $53.6 million from the comparable 1999 period reflecting higher commissions, compensation and benefits, higher policyholders' benefits and higher subadvisory fees. Commissions increased due to higher product sales and higher commission rates paid to AXA Distribution subsidiaries. Higher policyholders' benefits for first quarter 2000 were primarily due to higher DI and reinsurance assumed benefits. Offsetting these increases were higher DAC capitalization and lower other operating expenses. The decline in the Insurance segment's other operating expenses resulted from charging AXA Distribution and its subsidiaries, AXA Advisors and AXA Network, their applicable share of such expenses. Partially offsetting this decline were higher strategic initiative related expenditures in first quarter 2000 as compared to first quarter 1999.

Premiums and Deposits - The following table lists sales for major insurance product lines. Premiums and deposits are presented net of internal conversions (1999 data have been restated to conform to this presentation); premiums are presented gross of reinsurance ceded.

                              Premiums and Deposits
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     ---------------
Retail:
Annuities
  First year.................................................................... $      838.7        $     755.3
  Renewal.......................................................................        485.4              477.0
                                                                                 ---------------     ---------------
                                                                                      1,324.1            1,232.3
Life(1)
  First year....................................................................        106.5               83.2
  Renewal.......................................................................        622.0              563.5
                                                                                 ---------------     ---------------
                                                                                        728.5              646.7
Other(2)
  First year....................................................................          2.6                1.9
  Renewal.......................................................................         90.1               97.0
                                                                                 ---------------     ---------------
                                                                                         92.7               98.9
                                                                                 ---------------     ---------------
    Total retail................................................................      2,145.3            1,977.9
                                                                                 ---------------     ---------------

Wholesale:
Annuities
  First year....................................................................        680.7              404.6
  Renewal.......................................................................         18.5                6.7
                                                                                 ---------------     ---------------
                                                                                        699.2              411.3
Life
  First year....................................................................          2.1                 .1
                                                                                 ---------------     ---------------

    Total wholesale.............................................................        701.3              411.4
                                                                                 ---------------     ---------------
Total Premiums and Deposits..................................................... $    2,846.6        $   2,389.3
                                                                                 ===============     ===============

(1)      Includes variable and interest-sensitive and traditional life products.
(2)      Includes reinsurance assumed and health insurance.

First year premiums and deposits for insurance and annuity products for first quarter 2000 increased from prior year levels by $385.5 million primarily due to higher sales of individual annuities by both the retail and wholesale distribution channels as well as a $23.3 million increase in life sales. In first quarter 2000, first year life sales increased due to sales of a new series of variable life products introduced in 1999 and higher premiums received on COLI policies. Renewal premiums and deposits increased by $71.8 million during first quarter 2000 over the prior year period as increases in the larger block of annuity and variable life business were partially offset by decreases in other products and traditional life policies.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines. Annuity surrenders and withdrawals are presented net of internal replacements; the 1999 data have been restated to conform to this presentation.

                           Surrenders and Withdrawals
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     ---------------
Individual Insurance and Annuity Product Lines:
  Individual annuities.......................................................... $    1,245.9        $     865.7
  Variable and interest-sensitive life..........................................        188.4              168.1
  Traditional life..............................................................         83.3               92.9
                                                                                 ---------------     ---------------
Total........................................................................... $    1,517.6        $   1,126.7
                                                                                 ===============     ===============

Policy and contract surrenders and withdrawals increased $390.9 million during first quarter 2000 compared to the same period in 1999 principally due to the growing size and maturity of the book of annuities and variable and interest-sensitive life business. There was an increase in the annuities' surrender rate from 9.2% in first quarter 1999 to 10.5% in first quarter 2000.

Investment Services

The following table summarizes the results of continuing operations for Investment Services.

                     Investment Services - Operating Results
                                  (In Millions)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     ---------------
Operating Results:
  Investment advisory and service fees.......................................... $      374.2        $     305.4
  Distribution revenues.........................................................        147.2               93.6
  Equity in DLJ's earnings......................................................         75.3               37.1
  Other income..................................................................         27.9               20.1
                                                                                 ---------------     ---------------
    Total revenues..............................................................        624.6              456.2
                                                                                 ---------------     ---------------

  Promotion and servicing.......................................................        198.6              139.1
  Employee compensation and benefits............................................        128.6              118.3
  All other operating expenses..................................................         58.9               65.4
                                                                                 ---------------     ---------------
    Total expenses..............................................................        386.1              322.8
                                                                                 ---------------     ---------------

  Pre-tax operating earnings before minority interest...........................        238.5              133.4
     Minority interest..........................................................        (75.4)             (47.3)
                                                                                 ---------------     ---------------
  Pre-tax operating earnings....................................................        163.1               86.1

Pre-tax Adjustments:
  Investment gains (losses), net of DAC.........................................          6.1               10.2
Minority interest...............................................................         75.4               47.3
                                                                                 ---------------     ---------------
GAAP Reported:
  Earnings from Continuing Operations before Federal Income
    Taxes and Minority Interest................................................. $      244.6        $     143.6
                                                                                 ===============     ===============

For first quarter 2000, pre-tax operating earnings for Investment Services increased by $77.0 million from the year-earlier period primarily due to higher earnings for Alliance and higher equity in DLJ's earnings. DLJ's first quarter 2000 earnings contribution was more than double the comparable 1999 amount largely due to higher net investment income, gains on principal transactions, net, commissions and fees which were partially offset by higher compensation and benefits and higher occupancy, equipment and communications costs related to DLJ's continuing geographic expansion. Total segment revenues were up $168.4 million principally due to higher revenues at Alliance. Investment advisory and service fees increased $68.8 million while distribution revenues grew by $53.6 million. The increase in investment advisory and service fees primarily resulted from increases in average assets under management due to market appreciation and net new client and existing client accounts partially offset by a $34.5 million decline in performance fees for first quarter 2000. These lower performance fees were principally due to a refinement of procedures for estimating these fees implemented in fourth quarter 1999. The growth in distribution revenues was principally due to higher average mutual fund assets under management from strong sales, particularly of U.S. equity mutual funds, and from market appreciation.

The resolution of a class action lawsuit resulted in the recognition of a one-time, non-cash gain of $23.9 million in first quarter 2000, which reduced all other operating expenses for the period. When this one-time gain is excluded, Investment Services' total expenses increased by $87.2 million for first quarter 2000 as compared to the same period in 1999 principally reflecting increases in mutual fund promotional expenses and employee compensation and benefits at Alliance. Promotion and servicing increased 42.6% primarily due to increased distribution plan payments related to the higher average mutual fund assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to increased base compensation and commissions reflecting increased headcounts in the mutual fund area along with salary increases. Commissions increased primarily due to higher mutual fund sales.

Fees and Assets Under Management.

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                                           At or For the
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     ---------------
FEES:
Third parties................................................................... $      407.2        $     316.1
Equitable Life Separate Accounts................................................         30.7               25.2
Equitable Life General Account and other........................................         10.7               10.3
                                                                                 ---------------     ---------------
Total Fees...................................................................... $      448.6        $     351.6
                                                                                 ===============     ===============

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third party................................................................... $   326,986         $  240,759
  Equitable Life General Account and Holding Company............................      24,257             25,635
  Equitable Life Separate Accounts..............................................      43,003             34,959
                                                                                 ---------------     ---------------
Total Alliance..................................................................     394,246            301,353
                                                                                 ---------------     ---------------

DLJ:
  Third party...................................................................      41,518             25,016
  DLJ invested assets...........................................................      33,938             16,103
                                                                                 ---------------     ---------------
Total DLJ.......................................................................      75,456             41,119
                                                                                 ---------------     ---------------

Equitable Life and Affiliates:
  Equitable Life (non-Alliance) General Account.................................      13,315             13,619
  Equitable Life Separate Accounts - EQ Advisors Trust..........................       7,676              3,571
  Equitable Life real estate related Separate Accounts..........................       3,650              4,098
  Equitable Life Separate Accounts - Other......................................       3,118              2,465
                                                                                 ---------------     ---------------
Total Equitable Life and Affiliates.............................................      27,759             23,753
                                                                                 ---------------     ---------------

Total by Account:
  Third Party...................................................................     368,504            265,775
  General Account and Other.....................................................      71,510             55,357
  Separate Accounts.............................................................      57,447             45,093
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $   497,461         $  366,225
                                                                                 ===============     ===============

Fees from assets under management increased 27.6% for first quarter 2000 from the comparable 1999 period principally as a result of growth in assets under management for third parties principally at Alliance. The Alliance assets under management growth in first quarter 2000 was primarily due to market appreciation, good investment performance and net sales of mutual funds and other products. DLJ's third party assets under management increased in first quarter 2000 by $16.50 billion as compared to first quarter 1999 principally due to new business in its Asset Management Group.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

Management discusses the Closed Block assets and assets outside of the Closed Block on a combined basis as General Account Investment Assets. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                General Account Investment Asset Carrying Values
                                 March 31, 2000
                                  (In Millions)

                                                                                                       General
                                                                                                       Account
                                                     Balance          Closed                          Investment
Balance Sheet Captions:                               Sheet            Block           Other          Assets(1)
------------------------------------------------- ---------------  --------------  ---------------   -------------
Fixed maturities:
  Available for sale(2).......................  $    18,385.0      $   4,027.9     $      (58.1)     $  22,471.0
  Held to maturity............................          135.4              -                -              135.4
Mortgage loans on real estate.................        3,196.8          1,672.9             (0.1)         4,869.8
Equity real estate............................        1,149.4             89.0             (2.7)         1,241.1
Policy loans..................................        2,302.4          1,588.2               .5          3,890.1
Other equity investments......................          738.5             31.0              -              769.5
Other invested assets.........................        2,257.4              1.3          1,564.8            693.9
                                                -----------------  --------------  ---------------   -------------
  Total investments...........................       28,164.9          7,410.3          1,504.4         34,070.8
Cash and cash equivalents.....................          187.3            116.6            185.1            118.8
Corporate debt and other(3)...................            -                -              701.3           (701.3)
                                                -----------------  --------------  ---------------   -------------
Total.........................................  $    28,352.2      $   7,526.9     $    2,390.8      $  33,488.3
                                                =================  ==============  ===============   =============

(1) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other amounts.

(2) At March 31, 2000, the amortized cost of the General Account's available for sale and held to maturity fixed maturities portfolios were $23.37 billion and $135.4 million, respectively, compared with estimated market values of $22.47 billion and $135.4 million, respectively.

(3) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment assets and various balance sheet lines.

Asset Valuation Allowances and Writedowns

Writedowns on fixed maturities were $59.0 million and $84.2 million for the first quarters of 2000 and 1999, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------

Balances at January 1, 2000...................................  $     32.1         $     145.8        $     177.9
Additions.....................................................         3.4                 7.2               10.6
Deductions(1).................................................        (1.2)               (1.0)              (2.2)
                                                                ---------------    ---------------    --------------
Ending Balances at March 31, 2000.............................  $     34.3         $     152.0        $     186.3
                                                                ===============    ===============    ==============

Balances at January 1, 1999...................................  $     45.4         $     211.8        $     257.2
Additions.....................................................          .3                10.0               10.3
Deductions(1).................................................        (3.1)              (25.7)             (28.8)
                                                                ---------------    ---------------    --------------
Ending Balances at March 31, 1999.............................  $     42.6         $     196.1        $     238.7
                                                                ===============    ===============    ==============

(1)   Primarily reflected releases of allowances due to asset dispositions.

General Account Investment Assets

The following table shows amortized cost, valuation allowances and net amortized cost of major categories of General Account Investment Assets at March 31, 2000 and net amortized cost at December 31, 1999.

                        General Account Investment Assets
                                  (In Millions)

                                                           March 31, 2000                        December 31, 1999
                                           ------------------------------------------------    ----------------------
                                                                                 Net                    Net
                                             Amortized       Valuation        Amortized              Amortized
                                                Cost         Allowances          Cost                  Cost
                                           ---------------  -------------   ---------------    ----------------------

Fixed maturities(1)......................  $   23,503.4     $        -       $    23,503.4      $       23,719.1
Mortgages................................       4,904.1             34.3           4,869.8               4,974.2
Equity real estate.......................       1,393.1            152.0           1,241.1               1,251.2
Other equity investments.................         893.8             -                893.8                 826.2
Policy loans.............................       3,890.1             -              3,890.1               3,851.2
Cash and short-term investments..........         813.6             -                813.6               1,220.6
                                           ---------------   -------------   ---------------    ----------------------
Total....................................  $   35,398.1      $     186.3      $   35,211.8      $       35,842.5
                                           ===============   =============   ===============    ======================

(1) Excludes unrealized losses of $897.0 million and unrealized losses of $896.4 million in fixed maturities classified as available for sale at March 31, 2000 and December 31, 1999, respectively.

Investment Results of General Account Investment Assets

                                             Investment Results by Asset Category
                                                     (Dollars In Millions)


                                                                            Three Months Ended March 31,
                                                              ---------------------------------------------------------
                                                                         2000                          1999
                                                              ---------------------------   ---------------------------
                                                                 (1)                           (1)
                                                                Yield          Amount         Yield          Amount
                                                              -----------   -------------   -----------   -------------
Fixed Maturities:
  Income....................................................     7.97%      $     461.8        7.90%      $     449.0
  Investment gains(losses)..................................    (1.95)%          (110.5)      (2.19)%          (122.1)
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     6.02%      $     351.3        5.71%      $     326.9
  Ending assets(2)..........................................                $  23,906.1                   $  23,866.9
Mortgages:
  Income....................................................     8.69%      $     103.5        8.86%      $      97.5
  Investment gains(losses)..................................    (0.23)%            (2.7)       0.16%              1.8
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     8.46%      $     100.8        9.02%      $      99.3
  Ending assets(3)..........................................                $   4,909.9                   $   4,721.7
Equity Real Estate:
  Income(4).................................................     8.17%      $      19.8        6.86%      $      22.9
  Investment gains(losses)..................................    (0.21)%            (0.5)       2.63%              8.5
                                                              -----------   -------------   -----------   -------------
  Total.....................................................     7.96%      $      19.3        9.49%      $      31.4
  Ending assets(4)..........................................                $   1,002.6                   $   1,371.7
Other Equity Investments:
  Income....................................................    54.74%      $      95.1       35.35%      $      63.8
  Investment gains(losses)..................................   (12.84)%           (19.7)      52.94%             75.3
                                                              -----------   -------------   -----------   -------------
  Total.....................................................    41.90%      $      75.4       88.29%      $     139.1
  Ending assets(5)..........................................                $     896.9                   $     903.1
Policy Loans:
  Income....................................................     6.72%      $      62.9        6.63%      $      59.9
  Ending assets.............................................                $   3,890.1                   $   3,742.1
Cash and Short-term Investments:
  Income....................................................     9.16%      $      22.4        6.53%      $      20.0
  Ending assets(6)..........................................                $     822.8                   $     905.6
Equitable Life Debt and Other:

  Interest expense and other................................     8.34%      $     (14.7)       7.32%      $     (11.2)
  Ending liabilities........................................                $    (701.3)                  $    (670.0)
Total:
  Income(7).................................................     8.93%      $     750.8        8.40%      $     701.9
  Investment gains(losses)..................................    (1.63)%          (133.4)      (0.45)%           (36.5)
                                                              -----------   -------------   -----------   -------------
  Total(8)..................................................     7.30%      $     617.4        7.95%      $     665.4
  Ending net assets.........................................                $  34,727.1                   $  34,841.1

(1) Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values, excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains(losses) and fees. Annualized yields are not necessarily indicative of a full year's results.

(2) Fixed maturities are shown net of securities purchased but not yet paid for of $81.1 million and $749.7 million, and include accrued income of $394.5 million and $385.8 million, amounts due from securities sales of $70.8 million and $26.6 million and other assets of $18.6 million and $28.6 million at March 31, 2000 and 1999, respectively.

(3) Mortgages include accrued income of $54.6 million and $56.9 million and are adjusted for related liability balances of $(14.4) million and $(22.9) million at March 31, 2000 and 1999, respectively.


(4) Equity real estate is shown, and equity real estate yields are calculated, net of third party debt and minority interest in real estate of $251.4 million and $385.0 million. The carrying values include accrued income of $20.8 million and $30.1 million and are adjusted for related liability balances of $(7.9) million and $(18.0) million as of March 31, 2000 and 1999, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $3.4 million and $6.0 million for first quarter 2000 and 1999, respectively.

(5) Other equity investments include adjustments for accrued income and pending trade settlements of $3.1 million and $(1.9) million as of March 31, 2000 and 1999, respectively.

(6) Cash and short-term investments are shown net of financing arrangements of $(168.8) million as of March 31, 1999, as well as accrued income and cash in transit totaling $9.2 million and $4.4 million as of March 31, 2000 and 1999, respectively.

(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $15.9 million and $24.5 million for first quarter 2000 and 1999, respectively. Investment income is shown net of depreciation of $5.4 million and $5.5 million for the same respective periods.

(8) Total yields are shown before deducting investment fees paid to investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.11% and 7.70% for the first quarters of 2000 and 1999, respectively.

Fixed Maturities. Fixed maturities consist largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. At March 31, 2000 and December 31, 1999, respectively, 76.7% and 76.9% of total fixed maturities were publicly traded; 82.8% and 87.4% of below investment grade securities were also publicly traded. The $110.5 million of investment losses in first quarter 2000 were due to $59.0 million of writedowns on private structured and public high yield securities and $51.5 million of losses on sales. The $122.1 million of investment losses in first quarter 1999 were due to $84.3 million of writedowns on high yield and emerging market securities and $37.8 million of losses on sales.

                       Fixed Maturities By Credit Quality
                              (Dollars In Millions)

                                                March 31, 2000                         December 31, 1999
                                       --------------------------------------   -------------------------------------
                   Rating Agency
  NAIC              Equivalent           Amortized             Estimated          Amortized             Estimated
 Rating             Designation             Cost               Fair Value           Cost               Fair Value
--------------  --------------------   -------------------  -----------------   ------------------   ----------------
     1-2        Aaa/Aa/A and Baa....  $     20,539.4        $    20,007.1       $    20,561.4        $   19,973.0
     3-6        Ba and lower........         2,964.0              2,599.3             3,157.7             2,849.7
                                       -------------------  -----------------   ------------------   ----------------
Total Fixed Maturities..............   $    23,503.4        $    22,606.4       $    23,719.1        $   22,822.7
                                       ===================  =================   ==================   ================

At March 31, 2000, the Company held mortgage pass-through securities with an amortized cost of $2.64 billion, $2.51 billion of CMOs, including $2.06 billion in publicly-traded CMOs, and $1.40 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $175.8 million (0.7% of the amortized cost of this category) and $176.6 million (0.8%) at March 31, 2000, respectively, compared to $154.0 million (0.6%) and $42.7 million (0.2%) at December 31, 1999, respectively.

Mortgages. Mortgages consist principally of commercial and agricultural loans. At March 31, 2000, commercial mortgages totaled $2.96 billion (60.4% of the amortized cost of the category) and agricultural loans were $1.94 billion (39.6%).

              Problem, Potential Problem and Restructured Mortgages
                                 Amortized Cost
                              (Dollars In Millions)

                                                                                  March 31,          December 31,
                                                                                     2000                1999
                                                                                ---------------    -----------------

COMMERCIAL MORTGAGES..........................................................  $   2,961.8        $     3,048.2
Potential problem commercial mortgages........................................        119.1                120.6
Restructured commercial mortgages.............................................        128.7                130.7

AGRICULTURAL MORTGAGES........................................................  $   1,941.7        $     1,957.4

The original weighted average coupon rate on the $128.7 million of restructured mortgages was 8.9%. As a result of these restructurings, the restructured weighted average coupon rate was 8.1% and the restructured weighted average cash payment rate was 8.0%.

At March 31, 2000 and 1999, respectively, management identified impaired mortgage loans with carrying values of $139.7 million and $129.1 million. The provisions for losses for these impaired mortgage loans were $29.5 million and $36.2 million at March 31, 2000 and 1999, respectively. For the first quarters of 2000 and 1999, respectively, income accrued on these loans was $3.5 million and $2.6 million, including cash received of $3.3 million and $2.5 million.

For first quarter 2000, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $128.2 million. In addition, $9.5 million of commercial mortgage loan maturity payments were scheduled, all of which were paid as due.

Equity Real Estate. As of March 31, 2000, on the basis of amortized cost, the equity real estate category included $797.5 million (57.3%) acquired as investment real estate and $593.1 million (42.7%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first quarters of 2000 and 1999, respectively, proceeds from the sale of equity real estate totaled $14.0 million and $69.1 million, with gains of $6.7 million and $12.2 million. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $1.0 million and $19.3 million, respectively.

At March 31, 2000, the vacancy rate for the Company's office properties was 7.1% in total, with a vacancy rate of 5.6% for properties acquired as investment real estate and 18.2% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.6% (as of December 31, 1999) as measured by CB Commercial.

Other Equity Investments. Other equity investments consist of LBO, mezzanine, venture capital and other limited partnership interests ($544.6 million or 60.7% of the amortized cost of this portfolio at March 31, 2000), alternative limited partnerships ($191.2 million or 21.3%) and common stock and other equity securities, including the excess of Separate Account assets over Separate Account liabilities ($161.1 million or 18.0%). Alternative funds utilize trading strategies that may be leveraged. These funds attempt to protect against market risk through a variety of methods including short sales, financial futures, options and other derivative instruments. Other equity investments can produce significant volatility in investment income since they predominantly are accounted for in accordance with the equity method which treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to the General Account. Effective January 1, 1999, all investments in publicly-traded common equity securities in the General Account portfolio were designated as "trading securities" for purposes of classification under SFAS No. 115. Investment gains of $83.5 million were recognized at that date on the portfolio. Changes in the investments' fair value are included in investment income. Returns on equity investments are very volatile and investment results for any period are not representative of any other period.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, the Superintendent advised Equitable Life he had no objection to the payment of a $150.0 million shareholder dividend by Equitable Life. Management intends to recommend to the Board of Directors the payment of such a dividend.

Equitable Life has a commercial paper program with an issue limit of up to $1.00 billion. This program is available for general corporate purposes and is supported by Equitable Life's $350.0 million 5-year credit facility expiring in June 2000 and its $350.0 million 364-day credit facility expiring in August
2000. Equitable Life uses this program from time to time in its liquidity management. At March 31, 2000, approximately $99.9 million was outstanding under the commercial paper program; no amounts were outstanding under the revolving credit facility.

At March 31, 2000, Alliance had $432.6 million of short-term debt outstanding, principally under its commercial paper program. The $42.5 million increase since December 31, 1999 was primarily due to funding payments to financial intermediaries and capital expenditures.

Consolidated Cash Flows

Net cash provided by operating activities was $150.0 million for first quarter 2000 compared to $124.6 million for first quarter 1999.

Net cash provided by investing activities was $77.0 million for first quarter 2000 as compared to net cash used by investing activities of $997.1 million for the same period in 1999. In first quarter 2000, sales, maturities and repayments of investment assets exceeded purchases by $146.5 million. In first quarter 1999, investment purchases exceeded sales, maturities and repurchases by $858.4 million.

Net cash used by financing activities was $667.7 million for first quarter 2000 as compared to net cash provided by financing activities of $483.9 million for first quarter 1999. During first quarter 2000, withdrawals and transfers to Separate Accounts from policyholders' accounts exceeded deposits by $624.3 million. In first quarter 1999, short-term financings increased by $357.0 million and deposits to policyholders' accounts exceeded withdrawals and transfers to Separate Accounts by $162.2 million.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first three months of 2000 of $440.7 million to $187.3 million.

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

Market Risk. The businesses of the Company and its Investment Subsidiaries are subject to market risks arising from their insurance asset/liability management, investment management and trading activities. Primary market risk exposures exist in the Insurance and Investment Services segments and result from interest rate fluctuations, equity price movements, changes in credit quality and, at DLJ, foreign currency exchange exposure. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosure About Market Risk" and in Note 13 of Notes to Consolidated Financial Statements in the 1999 Form 10-K.

Strategic Initiatives. Management continues to implement certain strategic initiatives identified after a comprehensive review of AXA Financial's organization and strategy conducted in late 1997. These initiatives are designed to make AXA Financial a premier provider of financial planning, insurance and investment management products and services. The "branding" initiative, which consists in part of a reorganization of certain wholly owned subsidiaries and changes to the names of such subsidiaries and the Holding Company, is designed in part to separate product manufacturing under the "Equitable" name from product distribution and the provision of financial planning services under the "AXA" name.

Certain changes in the organization took place in 1999. The Holding Company formed AXA Client Solutions, LLC ("AXA Client Solutions") in mid-September and contributed its investment in Equitable Life to AXA Client Solutions. Also in September, EQ Financial Consultants, Inc., a broker-dealer subsidiary of Equitable Life, was merged into a new company, AXA Advisors. Equitable Life then transferred AXA Advisors to AXA Distribution, a wholly owned direct subsidiary of AXA Client Solutions. In first quarter 2000, EquiSource of New York, Inc. and its subsidiaries were merged into AXA Network, and Equitable Life transferred AXA Network to AXA Distribution. In 2000, management expects to further consolidate the distribution and customer service activities under AXA Distribution. Subsidiaries of AXA Distribution sell the insurance products of Equitable Life, as well as of unaffiliated insurance companies, and other investment products and services through retail sales associates. Equitable Life pays commissions and other fees to AXA Network and is in turn reimbursed for expenses such as occupancy and information technology incurred on behalf of its affiliate. Equitable Life continues to distribute its products through its wholesale distribution channels. Implementation of these strategic initiatives could affect certain historic trends in the Insurance segment. Implementation is subject to various uncertainties, including those relating to timing and expense, and the results of the implementation of these initiatives could be other than what management intends. The Company may, from time to time, explore selective acquisition opportunities in its core insurance and investment management businesses.

Insurance. The Insurance Group's future sales of life insurance and annuity products are dependent on numerous factors including successful implementation of the strategic initiatives referred to above, the intensity of competition from other insurance companies, banks and other financial institutions, the strength and professionalism of distribution channels, the continued development of additional channels, the financial and claims paying ratings of Equitable Life, its reputation and visibility in the market place, its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation as well as changes resulting from the Gramm-Leach-Bliley Act. The Administration's fiscal year 2001 revenue proposals contain provisions which, if enacted, could have a material adverse impact on sales of certain insurance products and would adversely affect the taxation of insurance companies. See "Business - Segment Information - Insurance" and "Business - Regulation - Federal Initiatives" in the 1999 Form 10-K. The profitability of the Insurance Group depends on a number of factors, including levels of gross operating expenses and the amount which can be deferred as DAC, secular trends and the Company's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income. See "Investment Results of General Account Investment Assets" in the 1999 Form 10-K and herein. The ability of the Company to continue its accelerated real estate sales program without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets - Equity Real Estate" in the 1999 Form 10-K and herein. The Company's DI and group pension businesses produced pre-tax losses in 1995 and 1996. In late 1996, loss recognition studies for the DI and group pension businesses were completed. As a result, $145.0 million of unamortized DAC on DI policies at December 31, 1996 was written off; reserves for directly written DI policies and DI reinsurance assumed were strengthened by $175.0 million; and a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on these two books of business since 1996, management continues to believe the DI and Pension Par reserves have been calculated on a reasonable basis and are adequate. However, there can be no assurance that they will be sufficient to provide for all future liabilities. Equitable Life no longer underwrites new DI policies. Equitable Life is reviewing the arrangements pursuant to which a third party manages claims incurred under DI policies previously issued by Equitable Life and is exploring its ability to dispose of the DI business through reinsurance.

Investment Services. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by market appreciation and depreciation, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures. DLJ's business activities include securities underwriting, sales and trading, merchant banking, financial advisory services, investment research, venture capital, correspondent brokerage services, online interactive brokerage services and asset management. These activities are subject to various risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, DLJ's net income and revenues have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors beyond DLJ's control, including securities market conditions, the level and volatility of interest rates, competitive conditions and the size and timing of transactions. Over the last several years, DLJ's results have been at historically high levels. See "Combined Operating Results by Segment - Investment Services" in the 1999 Form 10-K for a discussion of the negative impact on equity in DLJ's earnings in the second half of 1998 from losses in emerging markets. Potential losses could result from DLJ's merchant banking activities as a result of their capital intensive nature.

Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities and GIC lines of business continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See "Discontinued Operations" in the 1999 Form 10-K for further information including a discussion of significant reserve strengthening in 1997 and the assumptions used in making cash flow projections.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Company, like other life and health insurers, is involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Company and its subsidiaries and DLJ. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation" in the 1999 Form 10-K and "Legal Proceedings" in the 1999 Form 10-K and herein.

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

Regulation. The businesses conducted by the Company and its subsidiaries and affiliates are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment banking, investment companies, investment advisors and customer privacy. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group and the Holding Company's other subsidiaries conducting insurance related businesses are subject to the supervision of the insurance regulators of each of the 50 states.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures About Market Risk" in the 1999 Form 10-K and "MD&A - Combined Operating Results by Segment - Investment Services" herein.

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings.

There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1999, except as described below:

In Cole, in April 2000, the Appellate Division, First Department, unanimously affirmed, with costs, the decisions of the lower court dismissing all of plaintiffs' claims and denying plaintiffs' motion for class certification. Plaintiffs have moved for reargument or, in the alternative, leave to appeal to the New York Court of Appeals.

In R.S.M., in April 2000, following confirmatory discovery pursuant to the Memorandum of Understanding, plaintiffs have indicated that they will proceed with the litigation.

In March 2000, an action entitled Brenda McEachern v. The Equitable Life Assurance Society of the United States and Gary Raymond, Jr. was commenced against Equitable Life and one of its agents in Circuit Court, Mobile County, Alabama, and asserts claims under state law. The action was brought by an individual who purchased a variable annuity from Equitable Life in 1997. The action purports to be on behalf of a class consisting of all persons who from January 1, 1989 (i) purchased a variable annuity from Equitable Life to fund a qualified retirement plan, (ii) were charged allegedly unnecessary fees for tax deferral for variable annuities held in qualified retirement accounts, or (iii) were sold a variable annuity while owning a qualified retirement plan from Equitable Life. The complaint alleges various improper sales practices, including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, failure to disclose unnecessary tax deferral fees, charging of inflated and hidden fees., Plaintiff seeks damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In May 2000, Equitable Life removed the case to the United States District Court for the Southern District of Alabama and filed a motion to dismiss the complaint. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on the Company's results of operations in any particular period.

Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    Exhibit 27      Financial Data Schedule

                (b) Reports on Form 8-K

                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Life Assurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 11, 2000                      THE EQUITABLE LIFE ASSURANCE SOCIETY
                                           OF THE UNITED STATES


                                    By:    /s/Stanley B. Tulin
                                           -------------------------------------
                                           Name:   Stanley B. Tulin
                                           Title:  Vice Chairman of the Board
                                                   and Chief Financial Officer

Date:    May 11, 2000                      /s/Alvin H. Fenichel
                                           -------------------------------------
                                           Alvin H. Fenichel
                                           Senior Vice President and Controller