Form 10-Q
period 2000-06-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 2000-08-11
CIK 727920

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2000                  Commission File No. 0-25280
--------------------------------------------------------------------------------


            The Equitable Life Assurance Society of the United States
             (Exact name of registrant as specified in its charter)

                New York                                         13-5570651
--------------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)


 1290 Avenue of the Americas, New York,  New York                 10104
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code           (212) 554-1234
                                                   -----------------------------


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

                                                                 Yes X   No
                                                                    ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
                 Class                               at August 11, 2000
-----------------------------------------   ------------------------------------
     Common Stock, $1.25 par value                       2,000,000

          THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                          Page #

PART I     FINANCIAL INFORMATION

Item 1:    Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999.........................................      3
           Consolidated Statements of Earnings for the Three
            Months and Six Months Ended June 30, 2000 and 1999.........     4
           Consolidated Statements of Shareholder's Equity for
            the Six Months Ended June 30, 2000 and 1999................     5
           Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2000 and 1999........................     6
           Notes to Consolidated Financial Statements..................     7

Item 2:    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    18


Item 3:    Quantitative and Qualitative Disclosures
            About Market Risk..........................................    34

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings...........................................    35

Item 6:    Exhibits and Reports on Form 8-K............................    38

SIGNATURES.............................................................    39

PART I  FINANCIAL INFORMATION

          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30,           December 31,
                                                                                   2000                 1999
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    17,689.7        $    18,599.7
    Held to maturity, at amortized cost.....................................          137.7                133.2
  Mortgage loans on real estate.............................................        3,120.2              3,270.0
  Equity real estate........................................................        1,046.0              1,160.2
  Policy loans..............................................................        2,381.0              2,257.3
  Other equity investments..................................................          814.8                671.2
  Investment in and loans to affiliates.....................................        1,316.2              1,201.8
  Other invested assets.....................................................          968.0                911.6
                                                                              -----------------    -----------------
      Total investments.....................................................       27,473.6             28,205.0
Cash and cash equivalents...................................................        1,987.3                628.0
Deferred policy acquisition costs...........................................        4,266.0              4,033.0
Other assets................................................................        4,401.2              3,868.3
Closed Block assets.........................................................        8,670.3              8,607.3
Separate Accounts assets....................................................       55,599.9             54,453.9
                                                                              -----------------    -----------------

Total Assets................................................................  $   102,398.3        $    99,795.5
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,259.5        $    21,351.4
Future policy benefits and other policyholders' liabilities.................        4,834.3              4,777.6
Short-term and long-term debt...............................................        1,844.3              1,407.9
Other liabilities...........................................................        4,438.0              3,133.6
Closed Block liabilities....................................................        9,060.9              9,025.0
Separate Accounts liabilities...............................................       55,493.3             54,332.5
                                                                              -----------------    -----------------
      Total liabilities.....................................................       95,930.3             94,028.0
                                                                              -----------------    -----------------

Commitments and contingencies (Note 11)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        3,975.4              3,557.2
Retained earnings...........................................................        2,927.8              2,600.7
Accumulated other comprehensive loss........................................         (437.7)              (392.9)
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        6,468.0              5,767.5
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $   102,398.3        $    99,795.5
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                     ---------------------------------  ---------------------------------
                                                          2000              1999             2000              1999
                                                     ---------------   ---------------  ---------------   ---------------
                                                                                (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income........................  $      348.6      $     307.8      $      689.0      $      604.5
Premiums...........................................         137.6            130.7             270.6             265.6
Net investment income..............................         586.6            573.7           1,192.8           1,142.2
Investment (losses) gains, net.....................         (60.1)            73.4            (184.2)             54.1
Commissions, fees and other income.................         642.9            507.0           1,293.2             996.3
Contribution from the Closed Block.................          29.1             23.0              45.8              41.9
                                                     ---------------   ---------------  ---------------   ---------------
      Total revenues...............................       1,684.7          1,615.6           3,307.2           3,104.6
                                                     ---------------   ---------------  ---------------   ---------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances.........................................         250.6            269.6             512.7             539.8
Policyholders' benefits............................         263.4            253.9             545.4             494.7
Other operating costs and expenses.................         729.6            769.3           1,416.0           1,417.5
                                                     ---------------   ---------------  ---------------   ---------------
      Total benefits and other deductions..........       1,243.6          1,292.8           2,474.1           2,452.0
                                                     ---------------   ---------------  ---------------   ---------------

Earnings from continuing operations before
  Federal income taxes and minority interest.......         441.1            322.8             833.1             652.6
Federal income taxes...............................         119.0             58.3             210.2             158.7
Minority interest in net income of
  consolidated subsidiaries........................          65.2             41.9             139.4              84.0
                                                     ---------------   ---------------  ---------------   ---------------
Earnings from continuing operations................         256.9            222.6             483.5             409.9
Discontinued operations, net of Federal income
  taxes............................................          (1.5)            (1.3)             (6.4)             (6.6)
                                                     ---------------   ---------------  ---------------   ---------------

Net Earnings.......................................  $      255.4      $     221.3      $      477.1      $      403.3
                                                     ===============   ===============  ===============   ===============

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        3,557.2              3,110.2
Additional capital in excess of par value...................................          416.7                  -
Capital contribution........................................................            1.5                  -
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        3,975.4              3,110.2
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        2,600.7              1,944.1
Dividend paid to the Holding Company........................................         (150.0)                 -
Net earnings................................................................          477.1                403.3
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        2,927.8              2,347.4
                                                                              -----------------    -----------------

Accumulated other comprehensive (loss) income, beginning of year............         (392.9)               355.8
Other comprehensive loss....................................................          (44.8)              (517.2)
                                                                              -----------------    -----------------
Accumulated other comprehensive loss, end of period.........................         (437.7)              (161.4)
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     6,468.0        $     5,298.7
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)

Net earnings................................................................  $       477.1        $       403.3
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          512.7                539.8
    Universal life and investment-type product policy fee income............         (689.0)              (604.5)
    Investment losses (gains), net..........................................          184.2                (54.1)
    Change in Federal income tax payable....................................          (45.0)                78.8
    Change in property and equipment........................................         (122.3)               (92.6)
    Change in deferred policy acquisition costs.............................         (222.8)               (12.8)
    Other, net..............................................................          (69.5)               (99.4)
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................           25.4                158.5
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,045.4              1,046.6
  Sales....................................................................         2,772.8              4,630.4
  Purchases.................................................................       (3,126.2)            (7,048.7)
  Other, net................................................................         (144.0)                 2.7
                                                                              -----------------    -----------------

Net cash provided (used) by investing activities............................          548.0             (1,369.0)
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        1,309.2              1,191.1
    Withdrawals and transfers to Separate Accounts..........................       (2,286.1)              (806.3)
  Net increase in short-term financings.....................................          435.6                559.5
  Dividend paid to the Holding Company.....................................         (150.0)                 -
  Proceeds from newly issued Alliance Units.................................        1,600.0                  -
  Other, net................................................................         (122.8)               (71.4)
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................          785.9                872.9
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................        1,359.3               (337.6)
Cash and cash equivalents, beginning of year................................          628.0              1,245.5
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,987.3        $       907.9
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        47.7        $        56.4
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       276.9        $        26.3
                                                                              =================    =================





                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1)   BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      The terms "second quarter 2000" and "second quarter 1999" refer to the three months ended June 30, 2000 and 1999, respectively. The terms "first half of 2000" and "first half of 1999" refer to the six months ended June 30, 2000 and 1999, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the current presentation.

2)    DEFERRED POLICY ACQUISITION COSTS

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

3)    COMMON STOCK DIVIDEND

      In second quarter 2000, the Company paid a cash dividend in the aggregate amount of $150.0 million to the Holding Company.

4)    INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                      2000                1999
                                                                                 ---------------     ---------------
                                                                                           (In Millions)

      Balances, beginning of year............................................... $      148.6        $     230.6
      Additions charged to income...............................................         31.0               23.9
      Deductions for writedowns and asset dispositions..........................        (65.2)             (74.6)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      114.4        $     179.9
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       29.2        $      31.3
        Equity real estate......................................................         85.2              148.6
                                                                                 ---------------     ---------------
      Total..................................................................... $      114.4        $     179.9
                                                                                 ===============     ===============

      For the second quarter and first half of 2000 and of 1999, investment income is shown net of investment expenses of $54.0 million, $53.1 million, $110.7 million $113.3 million, respectively.

      As of June 30, 2000 and December 31, 1999, fixed maturities classified as available for sale had amortized costs of $18,542.3 million and $19,373.6 million and fixed maturities in the held to maturity portfolio had estimated fair values of $137.7 million and $133.2 million, respectively. Other equity investments include equity securities with carrying values of $16.2 million and $23.3 million and costs of $28.7 million and $32.7 million as of June 30, 2000 and December 31, 1999, respectively.

      On January 1, 1999, investments in publicly-traded common equity securities in the General Account portfolio within other equity investments amounting to $102.3 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $83.3 million ($43.2 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statement of earnings. In second quarter and first half of 2000 and 1999, respectively, net unrealized holding gains of $.3 million, $4.2 million, $27.8 million, and $99.2 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $14.2 million and $14.1 million and costs of $9.5 million and $7.2 million at June 30, 2000 and December 31, 1999, respectively.

      For the first half of 2000 and of 1999, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,568.5 million and $4,390.9 million, respectively. Gross gains of $56.2 million and $40.0 million and gross losses of $109.2 million and $89.5 million were realized on these sales for the first half of 2000 and of 1999, respectively. Unrealized investment gains (losses) related to fixed maturities classified as available for sale increased by $78.7 million during the first half of 2000, resulting in a balance of $(852.6) million at June 30, 2000.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                ---------------    -----------------
                                                                                           (In Millions)

      Impaired mortgage loans with provision for losses.......................   $     131.5        $     142.4
      Impaired mortgage loans without provision for losses....................           2.8                2.2
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................         134.3              144.6
      Provision for losses....................................................         (24.9)             (23.0)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $     109.4        $     121.6
                                                                                ===============    =================

      During the first half of 2000 and of 1999, respectively, the Company's average recorded investment in impaired mortgage loans was $140.3 million and $129.0 million. Interest income recognized on these impaired mortgage loans totaled $6.1 million and $4.5 million for the first half of 2000 and of 1999, respectively.

5)    PURCHASE AND SALE OF INTERESTS IN AFFILIATES

      During second quarter 2000, Alliance sold approximately 32.6 million newly issued Alliance Units to the Holding Company for $1.60 billion. At June 30, 2000, the Company's consolidated economic interest in Alliance was approximately 47%. Alliance plans to use the cash proceeds primarily to fund the cash portion of the consideration of its planned fourth quarter acquisition of the assets and liabilities of Sanford C. Bernstein. The Company recorded an increase in Capital in excess of par value as a result of this transaction.

      During second quarter 1999, DLJ completed its offering of a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business. As a result of this offering, the Company recorded a non-cash pre-tax realized gain of $95.8 million.

 6)   CLOSED BLOCK

      Summarized financial information for the Closed Block follows:

                                                                                  June 30,           December 31,
                                                                                    2000                 1999
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Fixed maturities:
        Available for sale, at estimated fair value (amortized cost of
          $4,233.3 and $4,144.8)............................................. $     4,091.7        $     4,014.0
      Mortgage loans on real estate..........................................       1,628.4              1,704.2
      Policy loans...........................................................       1,574.2              1,593.9
      Cash and other invested assets.........................................         306.0                194.4
      DAC....................................................................         881.5                895.5
      Other assets...........................................................         188.5                205.3
                                                                              -----------------    -----------------
      Total Assets........................................................... $     8,670.3        $     8,607.3
                                                                              =================    =================

      Future policy benefits and other policyholders' account balances....... $     8,998.9        $     9,011.7
      Other liabilities......................................................          62.0                 13.3
                                                                              -----------------    -----------------
      Total Liabilities...................................................... $     9,060.9        $     9,025.0
                                                                              =================    =================

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2000              1999             2000              1999
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      STATEMENTS OF EARNINGS
      Premiums and other income................ $      150.4      $     156.4      $      303.4      $      312.4
      Investment income (net of investment
        expenses of $3.3, $4.8, $6.7 and
        $10.0).................................        146.6            145.2             289.6             287.2
      Investment gains (losses), net...........          2.0              3.4              (1.0)              1.5
                                                ---------------   ---------------  ---------------   ---------------
        Total revenues.........................        299.0            305.0             592.0             601.1
                                                ---------------   ---------------  ---------------   ---------------

      Policyholders' benefits and dividends....        254.5            260.5             511.8             526.9
      Other operating costs and expenses.......         15.4             21.5              34.4              32.3
                                                ---------------   ---------------  ---------------   ---------------
        Total benefits and other deductions....        269.9            282.0             546.2             559.2
                                                ---------------   ---------------  ---------------   ---------------

      Contribution from the Closed Block....... $       29.1      $      23.0      $       45.8      $       41.9
                                                ===============   ===============  ===============   ===============

      Investment valuation allowances amounted to $5.9 million and $4.6 million on mortgage loans and $17.3 million and $24.7 million on equity real estate at June 30, 2000 and December 31, 1999, respectively.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                              -----------------  -------------------
                                                                                          (In Millions)

      Impaired mortgage loans with provision for losses......................  $        26.5      $         26.8
      Impaired mortgage loans without provision for losses...................            4.3                 4.5
                                                                              -----------------  -------------------
      Recorded investment in impaired mortgages..............................           30.8                31.3
      Provision for losses...................................................           (5.4)               (4.1)
                                                                              -----------------  -------------------
      Net Impaired Mortgage Loans............................................  $        25.4      $         27.2
                                                                              =================  ===================

      During the first half of 2000 and of 1999, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $31.2 million and $45.4 million.

 7)   DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Mortgage loans on real estate..........................................  $       373.7      $        454.6
      Equity real estate.....................................................          396.7               426.6
      Fixed maturities available for sale, at estimated
         fair value (amortized cost of $251.5 and $85.3).....................          253.6                85.5
      Other equity investments...............................................           50.5                55.8
      Other invested assets..................................................            1.9                 1.6
                                                                              -----------------  -------------------
        Total investments....................................................        1,076.4             1,024.1
      Cash and cash equivalents..............................................           79.6               164.5
      Other assets...........................................................          213.7               213.0
                                                                              -----------------  -------------------
      Total Assets...........................................................  $     1,369.7      $      1,401.6
                                                                              =================  ===================

      Policyholders' liabilities.............................................  $       982.1      $        993.3
      Allowance for future losses............................................          257.5               242.2
      Other liabilities......................................................          130.1               166.1
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $     1,369.7      $      1,401.6
                                                                              =================  ===================


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2000              1999             2000              1999
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)

      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $9.4, $12.4, $19.8
        and $25.5)............................. $       23.3      $      22.9      $       52.3      $       42.5
      Investment gains (losses), net                     4.3             (3.5)              2.0             (10.5)
      Policy fees, premiums and
         other income..........................           .2              -                  .2               -
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         27.8             19.4              54.5              32.0

      Benefits and other deductions............         27.8             29.0              54.5              54.4
      Losses charged to allowance
        for future losses......................          -               (9.6)              -               (22.4)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax loss from strengthening
        the allowance for future losses........         (2.2)            (1.9)             (9.8)            (10.1)
      Federal income tax benefit...............           .7               .6               3.4               3.5
                                                ---------------   ---------------  ---------------   ---------------
      Loss from Discontinued Operations........ $       (1.5)     $      (1.3)     $       (6.4)     $       (6.6)
                                                ===============   ===============  ===============   ===============

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed in the first half of 2000 and 1999 resulted in management's decision to strengthen the allowance by $9.8 million for the first half of 2000 and by $10.1 million for the first half of 1999. This resulted in after-tax losses of $6.4 million for the first half of 2000 and $6.6 million for the first half of 1999.

      Management believes the allowance for future losses at June 30, 2000 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Investment valuation allowances amounted to $.6 million and $1.9 million on mortgage loans and $31.7 million and $54.8 million on equity real estate at June 30, 2000 and December 31, 1999, respectively.

8)    FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

 9)   RESTRUCTURING COSTS

      At June 30, 2000, the restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $7.3 million. The amounts paid during the first half of 2000 totaled $2.9 million.

10)   RELATED PARTIES TRANSACTIONS

      Effective January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement is made on the basis of the cost to the Holding Company of the benefits provided which totaled $8.5 million for the first half of 2000. The Company paid $358.2 million of commissions and fees to AXA Distribution and its subsidiaries for the first half of 2000 on sales of insurance products. For the first half of 2000, the Company charged AXA Distribution's subsidiaries for their applicable share of operating expenses pursuant to the Agreements for Services. Such charges totaled $172.4 million for the first half of 2000.

 11)  LITIGATION

      There have been no new material legal proceedings and no material developments in matters which were previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1999, except as described below:

      In June 2000, an action was brought against Equitable Life, AXA Advisors and EDI (the defendants) alleging that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The named plaintiff purports to act as a private attorney general on behalf of the general public of the State of California. On behalf of the named plaintiff and in certain instances also on behalf of the general public, the complaint asserts claims for unlawful, unfair or fraudulent business acts and practices and for false or misleading advertising and for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants' conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. In July 2000, the defendants removed the case to Federal court and filed a motion to dismiss the complaint.

      Equitable Life is a defendant in a purported class action commenced in March 2000 on behalf of persons who purchased variable annuities from Equitable Life from January 1989 to the present. The complaint alleges various improper sales practices including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging inflated or hidden fees, and failure to disclose unnecessary tax deferral fees. The plaintiff seeks damages including punitive damages. In May 2000, Equitable Life filed a motion to dismiss the complaint and plaintiff moved to remand the case to state court.

      In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Court of Appeal. Such decision reversed the dismissal by the Superior Court of Orange County, California of an action which was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges, among other claims, that Equitable Life breached its fiduciary duty as general partner of the limited partnership principally in connection with the 1995 purchase and subsequent foreclosure by Equitable Life on behalf of PPF of the loan which financed the partnership's property. In reversing the Superior Court's dismissal of the plaintiff's claims, the Court of Appeal held that a general partner who acquires a partnership obligation breaches its fiduciary duty by foreclosing on partnership assets. The case was remanded to the Superior Court for further proceedings, and in May 2000, the court scheduled a jury trial for February 2001. The plaintiff seeks compensatory and punitive damages.

      Although the outcome of litigation cannot be predicted with certainty, the Company's management believes that the ultimate resolution of the matters described above should not have a material adverse effect on the consolidated financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not such litigations will have a material adverse effect on the Company's consolidated results of operations in any particular period.

      On July 21, 2000, in the consolidated action captioned In re Public Offering Fee Antitrust Litigation pending in the U.S. District Court for the Southern District of New York, plaintiffs filed a motion for leave to file a second amended complaint. The principal proposed amendment to the previously filed Consolidated Amended Complaint is the addition of an issuer company as a plaintiff. On August 3, 2000, another purported class action was filed in the U.S. District Court for the Southern District of Florida against 18 securities firms, including DLJ. The complaint makes allegations substantially similar to those advanced in In re Public Offering Fee Antitrust Litigation, and seeks treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. To date, DLJ has not been served in the action filed in Florida. DLJ and DLJSC intend to vigorously defend themselves against all the allegations contained in the complaints.

      Over a period of several years, DLJSC provided investment banking services, to an entity and its related corporations, including participating in the distribution of its securities. In addition, a DLJ merchant banking affiliate was for a time an investor in one of the companies, and an employee of DLJSC and an employee of a DLJ merchant banking affiliate were members of the board of directors of that company. In January 2000, these companies filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. In the Bankruptcy Court proceedings discovery has been sought from DLJ and its affiliates in connection with their relationships with these companies. In addition, the staff of the Securities and Exchange Commission has issued an informal request for information, and the U.S. Attorney's Office for the Eastern District of New York has issued a grand jury subpoena requesting information. DLJ and its affiliates are cooperating with these discovery requests. No claim has been brought against DLJ or its affiliates to date.

      Between September 1995 and October 1998, DLJSC was named as a defendant in six separate actions filed by institutional investors who invested and lost approximately $300 million in three hedge funds, which filed for bankruptcy in April 1994. All six complaints have been consolidated for discovery purposes and are currently pending in the U.S. District Court for the Southern District of New York. The only claim against DLJSC that has survived a motion to dismiss is aiding and abetting common law fraud. The complaints allege that DLJSC aided and abetted an alleged fraud of the investors by two of the defendants by selling securities that were inconsistent with the funds' investment objectives and by providing inaccurate monthly mark-to-market prices for securities purchased by the funds. The actions seek joint and several recovery of rescissionary, compensatory, and punitive damages. DLJSC's motion for summary judgment on the plaintiffs' claims is currently pending. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaints.

      In August 1997, DLJSC was named as a defendant in another action arising out of the bankruptcy of the funds described in the prior paragraph. This action was brought by an entity created by the funds' plan of liquidation to pursue all unresolved claims held by the funds. The action is currently pending in the U.S. District Court for the Southern District of New York. The only claims against DLJSC that have survived a motion to dismiss are for breach of contract. Generally, the lawsuit alleges that the funds were damaged when DLJSC issued allegedly improper margin calls and liquidated the funds' reverse repurchase positions at less than fair market value. The complaint alleges that the funds' investors lost over $400 million in equity, but does not specify the amount of damages that the funds themselves claim to have suffered as a result of the allegations made in this complaint. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

      Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of the matters described above related to DLJSC will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not such matters will have a material adverse effect on DLJ's results of operations in any particular period.

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

      In the Alliance North American Government Income Trust action, a Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement, the Operating Partnership will permit shareholders of the fund to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000, the court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the fund have thirty days from the date the order becomes final to appeal the order.

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

 12)  BUSINESS SEGMENT INFORMATION

                                                                 Investment
                                              Insurance           Services        Elimination           Total
                                            ---------------   -----------------  ---------------   -----------------
                                                                         (In Millions)
      Three Months Ended
      June 30, 2000
      -------------------------------------
      Segment revenues.....................  $     1,159.0     $      615.9       $       (29.6)    $    1,745.3
      Investment (losses) gains............          (60.1)             (.5)                -              (60.6)
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     1,098.9     $      615.4       $       (29.6)    $    1,684.7
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       300.8     $      129.6       $         -       $      430.4
      Investment (losses) gains, net of
        related DAC and other charges......          (55.7)             (.2)                -              (55.9)
      Pre-tax minority interest............            -               66.6                 -               66.6
                                            ---------------   -----------------  ---------------   -----------------
      Pre-tax Earnings from Continuing
        Operations.........................  $       245.1     $      196.0       $         -       $      441.1
                                            ===============   =================  ===============   =================

      Three Months Ended
      June 30, 1999
      -------------------------------------
      Segment revenues.....................  $     1,070.9     $      469.0       $        (1.5)    $    1,538.4
      Investment (losses) gains............          (21.2)            98.4                 -               77.2
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     1,049.7     $      567.4       $        (1.5)    $    1,615.6
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       226.3     $      105.3       $         -       $      331.6
      Investment (losses) gains, net of
        related DAC and other charges......          (21.9)            98.2                 -               76.3
      Non-recurring DAC
        adjustments........................         (131.7)             -                   -             (131.7)
      Pre-tax minority interest............            -               46.6                 -               46.6
                                            ---------------   -----------------  ---------------   -----------------
      Pre-tax Earnings from Continuing
        Operations.........................  $        72.7     $      250.1       $         -       $      322.8
                                            ===============   =================  ===============   =================






                                                                 Investment
                                              Insurance           Services        Elimination           Total
                                            ---------------   -----------------  ---------------   -----------------
                                                                         (In Millions)

      Six Months Ended
      June 30, 2000
      -------------------------------------
      Segment revenues.....................  $     2,310.3     $    1,240.5       $       (58.9)    $    3,491.9
      Investment (losses) gains............         (190.6)             5.9                 -             (184.7)
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     2,119.7     $    1,246.4       $       (58.9)    $    3,307.2
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       571.5     $      292.7       $         -       $      864.2
      Investment (losses) gains, net of
        related DAC and other charges......         (179.0)             5.9                 -             (173.1)
      Pre-tax minority interest............            -              142.0                 -              142.0
                                            ---------------   -----------------  ---------------   -----------------
      Pre-tax Earnings from Continuing
        Operations.........................  $       392.5     $      440.6       $         -       $      833.1
                                            ===============   =================  ===============   =================

      Six Months Ended
      June 30, 1999
      -------------------------------------
      Segment revenues.....................  $     2,118.2     $      925.2       $        (2.9)    $    3,040.5
      Investment (losses) gains............          (44.7)           108.8                 -               64.1
                                            ---------------   -----------------  ---------------   -----------------
      Total Revenues.......................  $     2,073.5     $    1,034.0       $        (2.9)    $    3,104.6
                                            ===============   =================  ===============   =================

      Pre-tax operating earnings...........  $       447.5     $      191.4       $         -       $      638.9
      Investment (losses) gains, net of
        related DAC and other charges......          (56.9)           108.4                 -               51.5
      Non-recurring DAC
        adjustments........................         (131.7)             -                   -             (131.7)
      Pre-tax minority interest............            -               93.9                 -               93.9
                                            ---------------   -----------------  ---------------   -----------------
      Pre-tax Earnings from Continuing
        Operations.........................  $       258.9     $      393.7       $         -       $      652.6
                                            ===============   =================  ===============   =================

      Total Assets:
      June 30, 2000........................  $    88,808.8     $   13,623.7       $       (34.2)    $  102,398.3
                                            ===============   =================  ===============   =================

      December 31, 1999....................  $    86,842.7     $   12,961.7       $        (8.9)    $   99,795.5
                                            ===============   =================  ===============   =================

13)   COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) for second quarters 2000 and 1999 and the first half of 2000 and of 1999 are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2000              1999             2000              1999
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)

      Net earnings............................. $      255.4      $     221.3      $      477.1      $      403.3
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized losses,
        net of reclassification adjustment.....        (49.0)          (274.2)            (44.8)           (517.2)
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive loss.................        (49.0)          (274.2)            (44.8)           (517.2)
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income (Loss).............. $      206.4      $     (52.9)     $      432.3      $     (113.9)
                                                ===============   ===============  ===============   ===============

14)   SUBSEQUENT EVENT

      In July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written DI business for years 1993 and prior to Centre Life Insurance Company, a subsidiary of Zurich Financial Services. The transfer of risk to Centre Life Insurance was accomplished through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period.

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

COMBINED OPERATING RESULTS

The combined and segment level discussions for the Insurance and Investment Services segments in this MD&A are presented on an adjusted basis; amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude certain revenue and expense categories. The following table presents the combined operating results outside of the Closed Block combined on a line-by-line basis with the contribution of Closed Block. The Insurance analysis, which begins on page 20, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined operating results unless noted otherwise. The Investment Services discussion begins on page 23.

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  --------------------------------   --------------------------------
                                                       2000             1999              2000             1999
                                                  ---------------  ---------------   ---------------  ---------------
                                                                            (In Millions)
Operating Results:
  Policy fee income and premiums................  $     636.6      $      591.4      $    1,263.0     $    1,178.5
  Net investment income.........................        733.2             718.4           1,482.4          1,422.9
  Commissions, fees and other income............        645.4             515.3           1,292.7            998.3
                                                  ---------------  ---------------   ---------------  ---------------
    Total revenues..............................      2,015.2           1,825.1           4,038.1          3,599.7
    Total benefits and other deductions.........      1,518.2           1,446.9           3,031.9          2,866.9
                                                  ---------------  ---------------   ---------------  ---------------

  Pre-tax operating earnings before
    minority interest...........................        497.0             378.2           1,006.2            732.8
  Minority interest.............................        (66.6)            (46.6)           (142.0)           (93.9)
                                                  ---------------  ---------------   ---------------  ---------------
  Pre-tax operating earnings....................        430.4             331.6             864.2            638.9

Pre-tax Adjustments:
  Investment gains, net of related DAC
    and other charges...........................        (55.9)             76.3            (173.1)            51.5
  Non-recurring DAC adjustments.................          -              (131.7)              -             (131.7)
  Minority interest.............................         66.6              46.6             142.0             93.9
                                                   --------------    -------------     -------------    -------------
GAAP Reported:
  Earnings from continuing operations
    before Federal income taxes and
    minority interest...........................        441.1             322.8             833.1            652.6
  Federal income taxes..........................        119.0              58.3             210.2            158.7
  Minority interest in net income of
    consolidated subsidiaries...................         65.2              41.9             139.4             84.0
                                                  ---------------  ---------------   ---------------  ---------------

Earnings from Continuing Operations.............  $     256.9      $      222.6      $      483.5     $      409.9
                                                  ===============  ===============   ===============  ===============


Adjustments to GAAP pre-tax reported earnings in the first half of 2000 resulted in the exclusion of investment losses of $173.1 million (net of DAC and other charges totaling $11.6 million) as compared to net investment gains of $51.5 million (net of DAC and other charges totaling $2.1 million) for the 1999 period. The losses in 2000 included $104.0 million of writedowns and $61.1 million of realized losses on fixed maturities sold from the General Account's portfolio. The 1999 net gains were primarily due to the $95.8 million gain related to the sale of an approximately 18% interest in DLJdirect's financial performance through the sale of a new class of DLJ common stock in second quarter 1999. In addition, $83.5 million of gains were recognized upon reclassification of public-traded common equities to a trading portfolio in first quarter 1999 and $10.4 million of gains resulted from the exercise of subsidiaries' options and conversion of DLJ RSU's. Losses of $104.3 on writedowns and of $45.0 on sales of General Account fixed maturities partially offset these 1999 gains. Also in the first half of 1999, there was a $131.7 million non-recurring DAC adjustment resulting from the revisions to estimated future gross profits related to the investment asset reallocation in second quarter 1999.

Continuing Operations

Compared to the first half of 1999, the $225.3 million higher pre-tax operating earnings for the 2000 period were due to higher operating earnings in both business segments. Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at Alliance.

The $438.4  million  increase  in  revenues  for the first half of 2000 from the comparable 1999 period was attributed to a $294.4 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment, an $84.5 million increase in policy fee income and premiums in Insurance and a $59.5 million increase in investment income.

For the first half of 2000, total benefits and other deductions increased by $165.0 million from the comparable 1999 period reflecting increases in other operating costs and expenses of $149.6 million and higher policyholder benefits. The increase in other operating costs and expenses principally resulted from higher costs associated with increased revenues in the two business segments and with expenditures related to their strategic initiatives.

COMBINED OPERATING RESULTS BY SEGMENT

Insurance

The following table combines the Closed Block amounts with the operating results of operations outside of the Closed Block on a line-by-line basis.

                     Insurance - Combined Operating Results
                                  (In Millions)

                                                                      Six Months Ended June 30,
                                                  ------------------------------------------------------------------
                                                                       2000
                                                  ------------------------------------------------
                                                   Insurance          Closed                              1999
                                                   Operations          Block           Combined         Combined
                                                  -------------    --------------    -------------    --------------
Operating Results:
  Policy fee income and premiums................  $    959.6       $    303.4        $    1,263.0      $   1,178.5
  Net investment income.........................     1,169.1            289.6             1,458.7          1,394.8
  Commissions, fees and other income............       135.8             (1.0)              134.8            104.1
  Contribution from the Closed Block............        45.8            (45.8)                -                -
                                                  -------------    --------------    -------------     -------------
    Total revenues..............................     2,310.3            546.2             2,856.5          2,677.4
    Total benefits and other deductions.........     1,738.8            546.2             2,285.0          2,229.9
                                                  -------------    --------------    -------------     -------------
Pre-tax operating earnings......................       571.5              -                 571.5            447.5

Pre-tax Adjustments:
  Investment gains (losses), net of DAC
    and other charges...........................      (179.0)                              (179.0)           (56.9)
   Non-recurring DAC adjustments................         -                -                   -             (131.7)
                                                  -------------    --------------    -------------     -------------

GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    Minority Interest...........................  $    392.5       $      -          $      392.5      $     258.9
                                                  =============    ==============    =============     =============

For the first half of 2000, Insurance pre-tax operating earnings reflected an increase of $124.0 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuities contracts, and higher margins between investment income and interest credited on policyholders' account balances contributed to the improved earnings. Segment revenues were up $179.1 million due to an $84.5 million increase in policy fees income and premiums, a $63.9 million increase in investment income and a $30.7 million increase in commissions, fees and other income. Higher yields on General Account Investment Assets principally related to other equity investments and fixed maturities contributed to the increase in investment income. Policy fee income rose $88.1 million to $689.0 million due to higher insurance and annuity account balances while premiums declined $3.6 million to $574.0 million. The increase in commissions, fees and other income was principally due to higher gross investment management fees received from EQ Advisors Trust offset by a decrease in mutual fund fees resulting from the transfer of AXA Advisors to AXA
Distribution in third quarter 1999. The increase in management fees was partially offset by an increase in subadvisory fees included in total benefits and other deductions.

Total benefits and other deductions for the first half of 2000 increased $55.1 million from the comparable 1999 period reflecting higher commissions, compensation and benefits, higher policyholders' benefits and higher subadvisory fees. Commissions increased due to higher product sales and higher commission rates paid to AXA Distribution subsidiaries. Higher policyholders' benefits for the first half of 2000 were primarily due to higher DI and reinsurance assumed benefits principally in first quarter 2000. Offsetting these increases were higher DAC capitalization and lower other operating expenses. The decline in the Insurance segment's other operating expenses resulted from charging AXA Distribution and its subsidiaries, AXA Advisors and AXA Network, their applicable share of such expenses. Partially offsetting this decline were higher strategic initiative related expenditures in the first six months 2000 as compared to the 1999 period.

During July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written DI business for years 1993 and prior to Centre Life Insurance Company, a subsidiary of Zurich Financial Services. The transfer of risk to Centre Life Insurance was accomplished through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period. Equitable Life discontinued writing DI business in 1997.

Premiums and Deposits - The following table lists sales for major insurance product lines. Premiums and deposits are presented net of internal conversions (1999 data have been restated to conform to this presentation) and are presented gross of reinsurance ceded.

                              Premiums and Deposits
                                  (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2000             1999              2000              1999
                                                ---------------  ----------------  ---------------   ---------------
Retail:
Annuities
  First year..................................  $      806.0     $      861.1      $    1,644.7      $   1,616.6
  Renewal.....................................         489.3            480.5             974.7            957.5
                                                ---------------  ----------------  ---------------   ---------------
                                                     1,295.3          1,341.8           2,619.4          2,574.1
Life(1)
  First year..................................         104.0            127.6             210.5            210.8
  Renewal.....................................         527.1            565.3           1,149.1          1,128.8
                                                ---------------  ----------------  ---------------   ---------------
                                                       631.1            692.9           1,359.6          1,339.6
Other(2)
  First year..................................           2.0              3.3               4.6              5.2
  Renewal.....................................          91.8             86.6             181.9            183.6
                                                ---------------  ----------------  ---------------   ---------------
                                                        93.8             89.9             186.5            188.8
                                                ---------------  ----------------  ---------------   ---------------

    Total retail..............................       2,020.2          2,124.6           4,165.5          4,102.5
                                                ---------------  ----------------  ---------------   ---------------

Wholesale:
Annuities
  First year..................................         622.7            506.2           1,303.4            910.8
  Renewal.....................................          15.6             11.1              34.1             17.8
                                                ---------------  ----------------  ---------------   ---------------
                                                       638.3            517.3           1,337.5            928.6
Life
  First year..................................           3.1              -                 5.2               .1
                                                ---------------  ----------------  ---------------   ---------------
    Total wholesale...........................         641.4            517.3           1,342.7            928.7
                                                ---------------  ----------------  ---------------   ---------------

Total Premiums and Deposits                     $    2,661.6     $    2,641.9      $    5,508.2      $   5,031.2
                                                ===============  ================  ===============   ===============

(1)      Includes variable and interest-sensitive and traditional life products.
(2)      Includes health insurance and reinsurance assumed.

First year premiums and deposits for life and annuity products for the first half of 2000 increased from prior year levels by $425.5 million primarily due to higher sales of individual annuities by both the wholesale and retail distribution channels and higher variable and interest-sensitive life sales (excluding COLI sales which declined). Renewal premiums and deposits increased by $53.8 million during the first half of 2000 over the prior year period as increases in the larger block of annuity and variable life business were partially offset by decreases in other products and traditional life policies.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines. Annuity surrenders and withdrawals are presented net of internal replacements; the 1999 data have been restated to conform to this presentation.

                           Surrenders and Withdrawals
                                  (In Millions)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2000             1999              2000              1999
                                                ---------------  ----------------  ---------------   ---------------

Annuities.....................................  $    1,166.2     $      861.4      $    2,412.1      $   1,727.1
Variable and interest-sensitive life..........         169.4            148.0             357.8            316.1
Traditional life..............................          92.6             89.4             175.9            182.3
                                                ---------------  ----------------  ---------------   ---------------

Total.........................................  $    1,428.2     $    1,098.8      $    2,945.8      $   2,225.5
                                                ===============  ================  ===============   ===============

Policy and contract surrenders and withdrawals increased $720.3 million during the first half of 2000 compared to the same period in 1999 principally due to the growing size and maturity of the book of annuities and variable and interest-sensitive life business. There was an increase in the annuities' surrender rate from 9.0% in the first half of 1999 to 10.1% in the comparable 2000 period while the surrender rate declined to 9.7% for second quarter 2000 from 10.5% in first quarter 2000.

Investment Services

The following table summarizes the results of continuing operations for Investment Services.

                     Investment Services - Operating Results
                                  (In Millions)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                   ---------------------------------   --------------------------------
                                                        2000              1999              2000             1999
                                                   ---------------   ---------------   ---------------  ---------------
Operating Results:
  Investment advisory and service fees............ $      377.6      $      291.3      $     751.8      $      596.7
  Distribution revenues...........................        155.4             105.2            302.7             198.8
  Equity in DLJ's earnings........................         49.0              50.8            124.3              87.9
  Other revenues..................................         33.9              21.7             61.7              41.8
                                                   ---------------   ---------------   ---------------  ---------------
    Total revenues................................        615.9             469.0          1,240.5             925.2
                                                   ---------------   ---------------   ---------------  ---------------

  Promotion and servicing.........................        209.3             151.0            407.8             290.3
  Employee compensation and benefits..............        131.4             102.7            260.1             221.0
  All other operating expenses....................         79.0              63.4            137.9             128.6
                                                   ---------------   ---------------   ---------------  ---------------
    Total expenses................................        419.7             317.1            805.8             639.9
                                                   ---------------   ---------------   ---------------  ---------------

  Pre-tax earnings before minority interest.......        196.2             151.9            434.7             285.3
  Minority interest...............................        (66.6)            (46.6)          (142.0)            (93.9)
                                                   ---------------   ---------------   ---------------  ---------------
  Pre-tax operating earnings......................        129.6             105.3            292.7             191.4

Pre-tax Adjustments:
  Investment gains (losses), net of DAC...........          (.2)             98.2              5.9             108.4
Minority interest.................................         66.6              46.6            142.0              93.9
                                                   ---------------   ---------------   ---------------  ---------------

GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    and Minority Interest......................... $      196.0      $      250.1      $     440.6      $      393.7
                                                   ===============   ===============   ===============  ===============

For the first half of 2000, pre-tax operating earnings for Investment Services increased by $101.3 million from the year-earlier period primarily due to higher earnings for Alliance and higher equity in DLJ's earnings. DLJ's earnings contribution for the first half of 2000 was $36.4 million higher than the comparable 1999 amount due to higher net investment income, fees, commissions and gains on principal transactions, net, partially offset by higher compensation and benefits and higher occupancy, equipment and communications costs related to DLJ's growth in the correspondent and online discount securities businesses as well as to DLJ's continuing geographic expansion. Excluding DLJ's earnings contribution, total segment revenues were up $278.9 million principally due to higher revenues at Alliance. Investment advisory and service fees increased $155.1 million while distribution revenues grew by $103.9 million. The increase in investment advisory and service fees primarily resulted from increases in average assets under management due to market appreciation partially offset by a $34.5 million decline in performance fees to $16.1 million for the first half of 2000. These lower performance fees were principally due to a refinement of procedures for estimating these fees implemented in fourth quarter 1999. The growth in distribution revenues was principally due to higher average equity mutual fund assets under management from strong sales and from market appreciation.

The resolution of a class action lawsuit at Alliance resulted in the recognition of a one-time, non-cash gain of $23.9 million in first quarter 2000, which reduced all other operating expenses for the first half of 2000. When this one-time gain is excluded, Investment Services' total expenses increased by $189.8 million for the first half of 2000 as compared to the same period in 1999 primarily due to increases in mutual fund promotional expenses and employee compensation and benefits at Alliance. Promotion and servicing increased 40.4% principally due to increased distribution plan payments related to the higher average domestic, offshore and cash management assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to increased incentive and base compensation and commissions reflecting increased headcounts in the mutual fund area along with salary increases. Commissions increased primarily due to higher mutual fund and institutional sales.

On June 20, 2000, Alliance Holding, Alliance and Sanford C. Bernstein Inc. ("Bernstein") announced they had entered into a definitive agreement whereby Alliance will acquire substantially all of the assets and liabilities of Bernstein for an aggregate current value of approximately $3.5 billion ($1.48 billion in cash and 40.8 million newly issued Alliance Units). The consideration may be adjusted downward if a base level of Bernstein client revenues is not achieved at closing. The closing of the Bernstein acquisition is also subject to various regulatory approvals, the maintenance of a minimum Bernstein client revenue base and unaffiliated unitholder approval. On July 20, 2000, the Bernstein shareholders approved and adopted the acquisition agreement. The transaction is expected to close in fourth quarter 2000. The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million newly issued Alliance Units for $1.60 billion on June 21, 2000. At June 30, 2000, Equitable Life's and AXA Financial's respective consolidated economic interests in Alliance were approximately 47% and 63%. Upon completion of the transaction, their respective consolidated economic interests in the newly combined entity will decrease to 40% and 53%. Additionally, the Holding Company has agreed to provide liquidity to former Bernstein shareholders after a two-year lock-out period to allow the 40.8 million private Units to be sold to the Holding Company over the following eight years, but generally not more than 20% of such Units in any one annual period.

Fees and Assets Under Management.

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                                             At or For the
                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                ----------------------------------   -------------------------------
                                                      2000              1999              2000            1999
                                                -----------------  ---------------   ---------------  --------------
FEES:
Third parties.................................  $      419.9       $      300.0     $     827.1       $      616.1
Equitable Life Separate Accounts..............          28.6               26.6            59.3               51.8
Equitable Life General Account and other......          12.0               11.8            22.7               22.1
                                                -----------------  ---------------   ---------------  --------------
Total Fees....................................  $      460.5       $      338.4     $     909.1       $      690.0
                                                =================  ===============  ===============  ===============

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third party...................................................................    $   321,682       $   257,935
  Equitable Life Separate Accounts..............................................         41,570            37,716
  Equitable Life General Account and Holding Company Group......................         24,507            25,355
                                                                                    ---------------  ---------------
Total Alliance..................................................................        387,759           321,006
                                                                                    ---------------  ---------------

DLJ:
  Third party...................................................................         40,110            27,352
  DLJ invested assets...........................................................         28,891            18,720
                                                                                    ---------------  ---------------
Total DLJ.......................................................................         69,001            46,072
                                                                                    ---------------  ---------------

Equitable Life:
  Equitable Life (non-Alliance) General Account.................................         12,882            13,025
  Equitable Life Separate Accounts - EQ Advisors Trust..........................          7,858             4,294
  Equitable Life real estate related Separate Accounts..........................          3,035             4,044
  Equitable Life Separate Accounts - other......................................          3,137             2,386
                                                                                    ---------------  ---------------
Total Equitable Life (non-Alliance).............................................         26,912            23,749
                                                                                    ---------------  ---------------

Total by Account:
  Third party...................................................................        361,792           285,287
  General Account and other.....................................................         66,280            57,100
  Separate Accounts.............................................................         55,600            48,440
                                                                                    ---------------  ---------------
Total Assets Under Management...................................................    $   483,672       $   390,827
                                                                                    ===============  ===============

Fees from assets under management increased 31.8% for the first half of 2000 from the comparable 1999 period principally as a result of growth in assets under management for third parties principally at Alliance. The Alliance assets under management growth in the first half of 2000 was primarily due to market appreciation, good investment performance and net sales of mutual funds and other products. DLJ's third party assets under management increased in the first half of 2000 by $12.76 billion as compared to the comparable 1999 period principally due to new business in its Asset Management Group.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

Management discusses the Closed Block assets and assets outside of the Closed Block on a combined basis as General Account Investment Assets. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                General Account Investment Asset Carrying Values
                                  June 30, 2000
                                  (In Millions)

                                                                                                       General
                                                                                                       Account
                                                     Balance          Closed                          Investment
Balance Sheet Captions:                               Sheet            Block           Other          Assets(1)
----------------------------------------------  -----------------  --------------  ---------------   -------------

Fixed maturities:
  Available for sale(2).......................  $    17,689.7      $   4,091.7     $      (67.9)     $  21,849.3
  Held to maturity............................          137.7              -                -              137.7
Mortgage loans on real estate.................        3,120.2          1,628.4              -            4,748.6
Equity real estate............................        1,046.0             62.5             (2.7)         1,111.2
Policy loans..................................        2,381.0          1,574.2               .5          3,954.7
Other equity investments......................          814.8             31.8              -              846.6
Other invested assets.........................        2,284.2              1.1          1,685.9            599.4
                                                -----------------  --------------  ---------------   -------------
  Total investments...........................       27,473.6          7,389.7          1,615.8         33,247.5
Cash and cash equivalents.....................        1,987.3            209.5          1,456.0            740.8
Corporate debt and other(3)...................            -                -              601.6           (601.6)
                                                -----------------  --------------  ---------------   -------------
Total.........................................  $    29,460.9      $   7,599.2     $    3,673.4      $  33,386.7
                                                =================  ==============  ===============   =============

(1) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other amounts.

(2) At June 30, 2000, the amortized cost of the General Account's available for sale and held to maturity fixed maturities portfolios were $22.84 billion and 137.7 million, respectively, compared with estimated market values of $21.85 billion and $137.7 million, respectively.

(3) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment assets and various balance sheet lines.

Asset Valuation Allowances and Writedowns

Writedowns on fixed maturities were $104.0 million and $104.3 million for the first six months of 2000 and 1999, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for the periods indicated.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                                                    Equity Real
                                                                  Mortgages            Estate             Total
                                                                ---------------    ---------------    --------------

Balances at January 1, 2000...................................  $     32.1         $     145.8        $     177.9
Additions.....................................................         6.1                30.3               36.4
Deductions(1).................................................        (3.1)              (73.6)             (76.7)
                                                                ---------------    ---------------    --------------
Ending Balances at June 30, 2000..............................  $     35.1         $     102.5        $     137.6
                                                                ===============    ===============    ==============

Balances at January 1, 1999...................................  $     45.4         $     211.8        $     257.2
Additions.....................................................         3.7                21.6               25.3
Deductions(1).................................................        (9.3)              (71.1)             (80.4)
                                                                ---------------    ---------------    --------------
Ending Balances at June 30, 1999..............................  $     39.8         $     162.3        $     202.1
                                                                ===============    ===============    ==============

(1)      Primarily reflected releases of allowances due to asset dispositions.

General Account Investment Assets

The following table shows amortized cost, valuation allowances and net amortized cost of major categories of General Account Investment Assets at June 30, 2000 and net amortized cost at December 31, 1999.

                        General Account Investment Assets
                                  (In Millions)

                                                            June 30, 2000                        December 31, 1999
                                           ------------------------------------------------    ----------------------
                                                                                 Net                    Net
                                             Amortized       Valuation        Amortized              Amortized
                                                Cost         Allowances          Cost                  Cost
                                           ---------------  -------------   ---------------    ----------------------
Fixed maturities(1)......................  $   22,975.4     $        -      $     22,975.4     $       23,719.1
Mortgages................................       4,783.7            35.1            4,748.6              4,974.2
Equity real estate.......................       1,213.7           102.5            1,111.2              1,251.2
Other equity investments.................         846.6             -                846.6                826.2
Policy loans.............................       3,954.7             -              3,954.7              3,851.2
Cash and short-term investments..........       1,340.2             -              1,340.2              1,220.6
                                           ---------------  -------------   ---------------    ----------------------
Total....................................  $   35,114.3     $     137.6      $    34,976.7     $       35,842.5
                                           ===============  =============   ===============    ======================

(1) Excludes unrealized losses of $988.4 million and $896.4 million in fixed maturities classified as available for sale at June 30, 2000 and December 31, 1999, respectively.

Investment Results of General Account Investment Assets

                                             Investment Results by Asset Category
                                                     (Dollars In Millions)

                                    Three Months Ended June 30,                           Six Months Ended June 30,
                         --------------------------------------------------   --------------------------------------------------
                                  2000                      1999                       2000                      1999
                         ------------------------  ------------------------   ------------------------  ------------------------
                            (1)                       (1)                        (1)                       (1)
                           Yield       Amount        Yield       Amount         Yield      Amount         Yield       Amount
                         -----------------------   ------------------------   ------------------------  ---------- -------------
Fixed Maturities:
  Income..............      8.07%   $    460.5        7.78%   $     447.9        8.02%  $     922.3        7.84%   $    896.9
  Investment
    gains/(losses)....      (.99)%       (54.6)      (0.49)%        (27.2)      (1.47)%      (165.1)      (1.34)%      (149.3)
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
  Total...............      7.08%   $    405.9        7.29%   $     420.7        6.55%  $     757.2        6.50%   $    747.6
  Ending assets(2)....              $ 23,537.2                $  23,937.9               $  23,537.2                $ 23,937.9
Mortgages:
  Income..............      8.29%   $     96.1        8.98%   $     104.7        8.50%  $     199.6        8.92%   $    202.2
  Investment
    gains/(losses)....       .11%          1.2       (0.39)%         (4.4)       (.07)%        (1.5)      (0.12)%       (2.6)
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
  Total...............      8.40%   $     97.3        8.59%   $     100.3        8.43%  $     198.1        8.80%   $    199.6
  Ending assets(3)....              $  4,739.9                $   5,018.2               $   4,739.9                $  5,018.2
Equity Real
  Estate:
  Income(4)...........      8.66%   $     19.5        7.65%   $      25.3        8.41%  $      39.3        7.25%   $     48.2
  Investment
    gains/(losses)....      (.87)%        (1.9)       2.82%           9.0        (.53)%        (2.4)       2.73%         17.5
                         ---------- -------------  ---------- -------------   --------- -------------  ---------- -------------
  Total...............      7.79%   $     17.6       10.47%   $      34.3        7.88%  $      36.9        9.98%   $     65.7
  Ending assets(4)....              $    873.4                $   1,384.3               $     873.4                $  1,384.3
Other Equity
  Investments:
  Income..............     38.50%   $     75.6       34.38%   $      66.4       46.13%  $     170.7       34.85%   $    130.2
  Investment
    gains/(losses)....     (1.77)%        (3.1)       0.52%           0.9       (6.93)%       (22.8)      24.22%         76.2
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
  Total...............     36.73%   $     72.5       34.90%   $      67.3       39.20%  $     147.9       59.07%   $    206.4
  Ending assets(5)....              $    958.1                $     896.1               $     958.1                $    896.1
Policy Loans:
  Income..............      6.74%   $     64.0        6.78%   $      61.6        6.73%  $     126.9        6.70%   $    121.5
  Ending assets.......              $  3,954.7                $   3,775.4               $   3,954.7                $  3,775.4
Cash and Short-term
  Investments:
  Income..............     13.74%   $     21.9        8.29%   $      16.0       10.97%  $      44.3        7.21%   $     36.0
  Ending assets(6)....              $    537.7                $     701.6               $     537.7                $    701.6
Equitable Life
  Debt and Other:
  Interest expense
    and other.........      8.18%   $    (12.8)      10.74%   $     (16.2)       8.26%  $    (27.5)        9.02%   $    (27.4)
  Ending liabilities                $   (601.6)               $    (600.1)              $   (601.6)                $   (600.1)
Total:
  Income(7)...........      8.79%   $    724.8        8.40%   $     705.7        8.86%  $  1,475.6         8.40%   $  1,407.6
  Investment
    gains/(losses)....      (.73)%       (58.4)      (0.27)%        (21.7)      (1.18)%     (191.8)       (0.36)%       (58.2)
                         ---------- -------------  ---------- -------------   --------- --------------  ---------- -------------
  Total(8)............      8.06%   $    666.4        8.13%   $     684.0        7.68%  $  1,283.8         8.04%   $  1,349.4
  Ending net assets...              $ 33,999.4                $  35,113.4               $ 33,999.4                 $ 35,113.4






(1) Yields have been calculated on a compound annual effective rate basis using the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains and fees. Annualized yields are not necessarily indicative of a full year's results.

(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $134.5 million and $235.0 million, and include accrued income of $386.9 million and $379.1 million, amounts due from securities sales of $293.1 million and $59.7 million and other assets of $16.4 million and $25.6 million as of June 30, 2000 and 1999, respectively.

(3) Mortgage investment assets include accrued income of $58.1million and $63.6 million and are adjusted for related liability balances of $(66.8) million and $(24.4) million as of June 30, 2000 and 1999, respectively.

(4) Equity real estate investment assets are shown net of third party debt and minority interest in real estate of $251.4 million and $274.4 million, and include accrued income of $19.0 million and $25.4 million and are adjusted for related liability balances of $(5.4) million and $(0.8) million as of June 30, 2000 and 1999, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $4.5 million, $5.1 million, $7.9 million and $11.1 million for the second quarter and first half of 2000 and of 1999, respectively.

(5) Other equity investment assets include adjustment for accrued income and pending settlements of $(8.0) million and $(0.1) million as of June 30, 2000 and 1999, respectively.

(6) Cash and short-term investments are shown net of financing arrangements of $708.2 million and $388.5 million and other adjustments for accrued income and cash in transit of $47.1 million and $1.3 million as of June 30, 2000 and 1999, respectively.

(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $16.0 million, $18.8 million, $31.9 million and $33.3 million for the second quarters and first half of 2000 and of 1999, respectively. Investment income is shown net of depreciation of $5.3 million, $5.1 million, $10.7 million and $7.8 million for the same respective periods.

(8) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 7.80%, 7.87%, 7.45% and 7.78% for the second quarter and the first half of 2000 and of 1999, respectively.

Fixed Maturities. Fixed maturities consist largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. At June 30, 2000 and December 31, 1999, respectively, 76.9% and 76.9% of total fixed maturities were publicly traded; 83.3% and 87.4% of below investment grade securities were also publicly traded. The $165.1 million of investment losses in the first half of 2000 were due to $104.0 million of writedowns on private structured and public high yield securities and $61.1 million of losses on sales. The $149.3 million of investment losses in the first half of 1999 were due to $104.3 million of writedowns primarily on high yield and emerging market securities and $44.9 million of losses on sales.

                       Fixed Maturities By Credit Quality
                              (Dollars In Millions)

                                                 June 30, 2000                         December 31, 1999
                                       --------------------------------------   -------------------------------------
                  Rating Agency
  NAIC             Equivalent            Amortized             Estimated          Amortized             Estimated
 Rating            Designation              Cost               Fair Value           Cost               Fair Value
--------------  ---------------------- -------------------  -----------------   ------------------   ----------------
     1-2        Aaa/Aa/A and Baa......  $     20,134.5       $    19,525.2       $    20,561.4        $   19,973.0
     3-6        Ba and lower..........         2,840.9             2,461.8             3,157.7             2,849.7
                                       -------------------  -----------------   ------------------   ----------------
Total Fixed Maturities...............   $     22,975.4       $    21,987.0       $    23,719.1        $   22,822.7
                                       ===================  =================   ==================   ================

At June 30, 2000, the Company held mortgage pass-through securities with an amortized cost of $2.63 billion, $2.42 billion of CMOs, including $1.99 billion in publicly-traded CMOs, and $1.34 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $215.2 million (.9% of the amortized cost of this category) and $155.9 million (.7%) at June 30, 2000, respectively, compared to $154.0 million (0.6%) and $42.7 million (0.2%) at December 31, 1999, respectively.

Mortgages. Mortgages consist principally of commercial and agricultural loans. At June 30, 2000, commercial mortgages totaled $2.83 billion (59.2% of the amortized cost of the category) and agricultural loans were $1.95 billion (40.8%).

              Problem, Potential Problem and Restructured Mortgages
                                 Amortized Cost
                              (Dollars In Millions)

                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                ---------------    -----------------

COMMERCIAL MORTGAGES..........................................................  $   2,831.5        $     3,048.2
Potential problem commercial mortgages........................................        110.1                120.6
Restructured commercial mortgages.............................................        126.7                130.7

AGRICULTURAL MORTGAGES........................................................  $   1,951.7        $     1,957.4

The original weighted average coupon rate on the $126.7 million of restructured mortgages was 8.9%. As a result of these restructurings, the restructured weighted average coupon rate was 8.1% and the restructured weighted average cash payment rate was 8.6%.

At June 30, 2000 and 1999, respectively, management identified impaired mortgage loans with carrying values of $129.1 million and $122.7 million. The provisions for losses for these impaired mortgage loans were $30.3 million and $33.4 million at June 30, 2000 and 1999, respectively. For the first half of 2000 and of 1999, respectively, income accrued on these loans was $7.3 million and $5.9 million, including cash received of $6.9 million and $5.9 million.

For the first half of 2000, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $396.2 million. In addition, $12.6 million of commercial mortgage loan maturity payments were scheduled: $10.1 million were paid as due and $2.5 million were granted short term extensions of up to six months.

Equity Real Estate. As of June 30, 2000, on the basis of amortized cost, the equity real estate category included $722.3 million (59.6%) acquired as investment real estate and $488.8 million (40.4%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first half of 2000 and of 1999, respectively, proceeds from the sale of equity real estate totaled $148.0 million and $180.8 million, with gains of $28.0 million and $32.3 million. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $71.7 million and $64.3 million, respectively.

At June 30, 2000, the vacancy rate for the Company's office properties was 7.3% in total, with a vacancy rate of 5.9% for properties acquired as investment real estate and 17.9% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.0% (as of March 31, 2000) as measured by CB Richard Ellis.

Other Equity Investments. Other equity investments consist of LBO, mezzanine, venture capital and other limited partnership interests ($633.2 million or 66.1% of the amortized cost of this portfolio at June 30, 2000), alternative limited partnerships ($189.7 million or 19.8%) and common stock and other equity securities ($135.2 million or 14.1%), including the excess of Separate Account assets over Separate Account liabilities. Alternative funds utilize trading strategies that may be leveraged. These funds attempt to protect against market risk through a variety of methods including short sales, financial futures, options and other derivative instruments. Other equity investments can produce significant volatility in investment income since they predominantly are accounted for in accordance with the equity method which treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to the General Account. Effective January 1, 1999, all investments in publicly-traded common equity securities in the General Account portfolio were designated as "trading securities" for purposes of classification under SFAS No. 115. Investment gains of $83.5 million were recognized at that date on the portfolio. Changes in the investments' fair value are included in investment income. Returns on equity investments are very volatile and investment results for any period are not representative of any other period.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, Equitable Life paid a $150.0 million shareholder dividend. Management expects to discuss further dividends with the NYID in third quarter 2000.

Equitable Life has a commercial paper program with an issue limit of up to $1.00 billion. This program is available for general corporate purposes. On June 30, 2000, Equitable Life renewed its $350.0 million 5-year credit facility expiring in June 2005 and its $350.0 million 364-day credit facility. These credit facilities support the commercial paper program. Equitable Life uses this program from time to time in its liquidity management. At June 30, 2000, no amounts were outstanding under either the commercial paper program or the revolving credit facility.

On June 21, 2000, Alliance sold 32.6 million newly issued Units to the Holding Company for $1.60 billion. Alliance will use the proceeds primarily to finance the cash portion of the acquisition price of Bernstein.

At June 30, 2000, Alliance had $217.3 million of commercial paper and ECNs, borrowings under the revolving credit facilities of $48.0 million and a $3.1 million note outstanding. The $121.7 million decrease in debt since December 31, 1999 was attributed to repayments made from a portion of the cash proceeds from the sale of new Alliance Units to the Holding Company.

Consolidated Cash Flows

Net cash provided by operating activities was $25.4 million for the first half of 2000 compared to $158.5 million for the first half of 1999.

Net cash provided by investing activities was $548.0 million for the first half of 2000 as compared to net cash used by investing activities of $1.37 billion for the same period in 1999. In the 2000 period, sales, maturities and repayments of investment assets exceeded purchases by $692.0 million. In the comparable 1999 period, investment purchases exceeded sales, maturities and repurchases by $1.37 billion.

Net cash provided by financing activities was $785.9 million for the first six months of 2000 as compared to $872.9 million for the 1999 period. In second quarter 2000, a $1.6 billion increase in cash resulted from the Holding Company's purchase of new Alliance Units while the Equitable Life $150.0 million shareholder dividend partially offset the effect of that transaction. During the first half of 2000, withdrawals from policyholders' accounts and transfers to Separate Accounts exceeded deposits by $976.9 million. In the first half of 1999, short-term financings increased by $559.5 million and deposits to policyholders' accounts exceeded withdrawals and transfers to Separate Accounts by $384.8 million.

The operating, investing and financing activities described above resulted in a increase in cash and cash equivalents during the first half of 2000 of $1.36 billion to $1.99 billion.

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

Insurance. Future sales of life insurance and annuity products are dependent on numerous factors including successful implementation of the strategic initiatives referred to above, the intensity of competition from other insurance companies, banks and other financial institutions, the strength and professionalism of distribution channels, the continued development of additional channels, the financial and claims paying ratings of Equitable Life, its reputation and visibility in the market place, its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner and its investment management performance. The Insurance Group evaluates the financial condition of its reinsurers and takes other steps to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance, including the book of DI business recently transferred, does not relieve the originating insurer of liability. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation as well as changes resulting from the Gramm-Leach-Bliley Act. The Administration's fiscal year 2001 revenue proposals contain provisions which, if enacted, could have a material adverse impact on sales of certain insurance products and would adversely affect the taxation of insurance companies. See "Business - Segment Information - Insurance" and "Business - Regulation - Federal Initiatives" in the 1999 Form 10-K. The profitability of the Insurance Group depends on a number of factors, including levels of operating expenses after DAC, secular trends and the Company's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income. See "Investment Results of General Account Investment Assets" in the 1999 Form 10-K and herein. The ability of the Company to continue its accelerated real estate sales program without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values. For further information, including information concerning the writedown in the fourth quarter of 1997 in connection with management's decision to accelerate the sale of certain real estate assets, see "Investment Results of General Account Investment Assets - Equity Real Estate" in the 1999 Form 10-K and herein. The Company's group pension business produced pre-tax losses in 1995 and 1996. In late 1996, a loss recognition study for the group pension business was completed. As a result, a Pension Par premium deficiency reserve was established which resulted in a $73.0 million pre-tax charge to results of continuing operations at December 31, 1996. Based on the experience that emerged on this book of business since 1996, management continues to believe the Pension Par reserve has been calculated on a reasonable basis and is adequate. However, there can be no assurance that it will be sufficient to provide for all future liabilities.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Company, like other life and health insurers, is involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its consolidated results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Company and its subsidiaries and DLJ. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation" in the 1999 Form 10-K and "Legal Proceedings" in the 1999 Form 10-K and herein.

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

In Cole, in April 2000, the Appellate Division, First Department unanimously affirmed, with costs, the decisions of the lower court dismissing all of plaintiffs' claims and denying plaintiffs' motion for class certification. In June 2000, the Appellate Division denied plaintiffs' motion for reargument or, in the alternative, leave to appeal to the New York Court of Appeals.

In R.S.M., in April 2000, following confirmatory discovery pursuant to the Memorandum of Understanding, plaintiffs have indicated that they will proceed with the litigation.

In March 2000, an action entitled Brenda McEachern v. The Equitable Life Assurance Society of the United States and Gary Raymond, Jr. was commenced against Equitable Life and one of its associates in Circuit Court, Mobile County, Alabama, and asserts claims under state law. The action was brought by an individual who alleges that she purchased a variable annuity from Equitable Life in 1997. The action purports to be on behalf of a class consisting of all persons who from January 1, 1989 (i) purchased a variable annuity from Equitable Life to fund a qualified retirement plan, (ii) were charged allegedly unnecessary fees for tax deferral for variable annuities held in qualified retirement accounts, or (iii) were sold a variable annuity while owning a qualified retirement plan from Equitable Life. The complaint alleges various improper sales practices, including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging of inflated and hidden fees, and failure to disclose unnecessary tax deferral fees. Plaintiff seeks damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In May 2000, Equitable Life removed the case to the United States District Court for the Southern District of Alabama and filed a motion to dismiss the complaint, and the plaintiff has filed a motion to remand the case to state court. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on the Company's consolidated results of operations in any particular period.

In Kane, the plaintiff's claims have been settled on an individual basis and the action has been dismissed.

In June 2000, an action entitled Raymond Patenaude v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Superior Court of California, County of San Diego. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The named plaintiff purports to act as a private attorney general on behalf of the general public of the State of California under California consumer protection statutes and also asserts individual common-law claims. On behalf of the named plaintiff and the general public, the complaint asserts claims for unlawful, unfair or fraudulent business acts and practices and for false or misleading advertising. On behalf of the named plaintiff alone, the complaint alleges claims for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants' conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. In July 2000, the defendants removed the case to the United States District Court for the Southern District of California and filed a motion to dismiss the complaint. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on the Company's consolidated results of operations in any particular period.

In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Court of Appeal which reversed the dismissal by the Superior Court of Orange County, California of an action entitled BT-I v. The Equitable Life Assurance Society of the United
States. The action was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges, among other claims, that Equitable Life breached its fiduciary duty as general partner of the limited partnership principally in connection with the 1995 purchase and subsequent foreclosure by Equitable Life on behalf of PPF of the loan which financed the partnership's property. In reversing the Superior Court's dismissal of the plaintiff's claims, the Court of Appeal held that a general partner who acquires a partnership obligation breaches its fiduciary duty by foreclosing on partnership assets. The case was remanded to the Superior Court for further proceedings, and in May 2000, the court scheduled a jury trial for February 2001. The plaintiff seeks compensatory and punitive damages. Although the outcome of litigation cannot be predicted with certainty, the Company's management believes that the ultimate resolution of this matter should not have a material adverse effect on the consolidated financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not this matter will have a material adverse effect on the Company's consolidated results of operations in any particular period.

In the Alliance  North  American  Government  Income Trust action,  on August 3,
2000, the court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the fund have thirty days from the date the order becomes final to appeal the order.

On July 21, 2000, in the consolidated action captioned In re Public Offering Fee Antitrust Litigation pending in the U.S. District Court for the Southern District of New York, plaintiffs filed a motion for leave to file a second amended complaint. The principal proposed amendment to the previously filed Consolidated Amended Complaint is the addition of an issuer company as a plaintiff. On August 3, 2000, another purported class action, captioned CHS Electronics, Inc. v. Credit Suisse First Boston Corporation, et al., was filed in the U.S. District Court for the Southern District of Florida against 18 securities firms, including DLJ. The complaint makes allegations substantially similar to those advanced in In re Public Offering Fee Antitrust Litigation, asserting that defendants conspired to fix the "fee" paid for underwriting initial public offering securities by setting the underwriters' discount or "spread" at 7%, in violation of the Federal antitrust laws. The complaint seeks treble damages in an unspecified amount and injunctive relief as well as attorney's fees and costs. To date, DLJ has not been served in the action filed in Florida. DLJ and DLJSC intend to vigorously defend themselves against all the allegations contained in the complaints.

On or about January 31, 2000, Ameriserve Food Distribution, Inc. ("Ameriserve"), its parent company, Nebco Evans Holding Company ("NEHC"), and related corporations, filed Chapter 11 petitions in the U.S. Bankruptcy Court for the District of Delaware. Over a period of several years, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") provided investment banking services to Ameriserve and NEHC, including participating in the distribution of their securities. A Donaldson, Lufkin & Jenrette, Inc. ("DLJ") merchant banking affiliate was for a time an investor in Ameriserve, and an employee of DLJSC and an employee of a DLJ merchant banking affiliate were members of the board of directors of Ameriserve. In the Bankruptcy Court proceedings discovery has been sought from DLJ and its affiliates in connection with their relationships with these companies. In addition, the staff of the Securities and Exchange
Commission has issued an informal request for information, and the U.S. Attorney's Office for the Eastern District of New York has issued a grand jury subpoena requesting information. DLJ and its affiliates are cooperating with these discovery requests. No claim has been brought against DLJ or its affiliates to date.

Between September 1995 and October 1998, DLJSC was named as a defendant in six separate actions filed by institutional investors who invested and lost approximately $300 million in three hedge funds (the "Funds") managed by David Askin ("Askin"). The Funds filed for bankruptcy in April 1994. All six complaints have been consolidated for discovery purposes and are currently pending in the U.S. District Court for the Southern District of New York. The defendants are Askin, Askin Capital Management ("ACM", Askin's management company), and two securities dealers (including DLJSC) that sold collateralized mortgage obligations to the Funds. The only claim against DLJSC that has survived a motion to dismiss is aiding and abetting common law fraud. The complaints allege that DLJSC aided and abetted an alleged fraud of the investors by Askin and ACM by selling securities that were inconsistent with the Funds' investment objectives and by providing inaccurate monthly mark-to-market prices for securities purchased by the Funds. The actions seek joint and several recovery of rescissionary, compensatory, and punitive damages. DLJSC's motion for summary judgment on the plaintiffs' claims is currently pending. DLJSC itends to defend itself vigorously against all of the allegations contained in the complaints.

In August 1997, DLJSC was named as a defendant in another action arising out of the bankruptcy of the Funds. This action was brought by the "Litigation Advisory Board," an entity created by the Funds' plan of liquidation to pursue all unresolved claims held by the Funds. The action is currently pending in the U.S. District Court for the Southern District of New York. The only claims against DLJSC that have survived a motion to dismiss are for breach of contract. Generally, the lawsuit alleges that the Funds were damaged when DLJSC issued allegedly improper margin calls and liquidated the Funds' reverse repurchase positions at less than fair market value. The complaint alleges that the Funds' investors lost over $400 million in equity, but does not specify the amount of damages that the Funds themselves claim to have suffered as a result of the allegations made in this complaint. DLJSC intends to defend itself vigorously against all of the allegations contained in the complaint.

Although there can be no assurance, DLJ's management does not believe that the ultimate outcome of the matters described above relating to DLJSC will have a material adverse effect on DLJ's consolidated financial condition. Based upon the information currently available to it, DLJ's management cannot predict whether or not these matters will have a material adverse effect on DLJ's results of operations in any particular period.

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

Date:    August 10, 2000       THE EQUITABLE LIFE ASSURANCE SOCIETY
                               OF THE UNITED STATES


                               By:      /s/Stanley B. Tulin
                                        ----------------------------------------
                                        Name:   Stanley B. Tulin
                                        Title:  Vice Chairman of the Board
                                                and Chief Financial Officer

Date:    August 10, 2000                /s/Alvin H. Fenichel
                                        ----------------------------------------
                                        Name:   Alvin H. Fenichel
                                        Title   Senior Vice President
                                                and Controller