Form 10-Q
period 2000-09-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 2000-11-14
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000             Commission File No. 0-25280
--------------------------------------------------------------------------------


      The Equitable Life Assurance Society of the United States (Exact name of registrant as specified in its charter)


                New York                               13-5570651
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


 1290 Avenue of the Americas, New York,                   10104
                New York
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number,                  (212) 554-1234
          including area code
                                         ---------------------------------------


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


                                                     Shares Outstanding
                 Class                              at November 10, 2000
-----------------------------------------   ------------------------------------
     Common Stock, $1.25 par value                       2,000,000

          THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


                                                                          Page #

PART I     FINANCIAL INFORMATION

Item 1:    Unaudited Consolidated Financial Statements
             Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999......................................   3
             Consolidated Statements of Earnings for the Three Months and
              Nine Months Ended September 30, 2000 and 1999..............   4
             Consolidated Statements of Shareholder's Equity for the
              Nine Months Ended September 30, 2000 and 1999..............   5
             Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2000 and 1999..........................   6
             Notes to Consolidated Financial Statements..................   7

Item 2:    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  19

Item 3:    Quantitative and Qualitative Disclosures About Market Risk....  35

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings.............................................  36

Item 6:    Exhibits and Reports on Form 8-K..............................  39

SIGNATURES...............................................................  40

PART I  FINANCIAL INFORMATION
         Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30,   December 31,
                                                                     2000            1999
                                                                 -------------   --------------
                                                                        (In Millions)
ASSETS
Investments:
  Fixed maturities:
   Available for sale, at estimated fair value................     16,745.5      $   18,599.7
   Held to maturity, at amortized cost........................        140.1             133.2
  Mortgage loans on real estate...............................      3,078.2           3,270.0
  Equity real estate..........................................        997.4           1,160.2
  Policy loans................................................      2,473.9           2,257.3
  Other equity investments....................................        860.6             671.2
  Investment in and loans to affiliates.......................      1,366.8           1,201.8
  Other invested assets.......................................      2,632.2             911.6
                                                                --------------   --------------
     Total investments........................................     28,294.7          28,205.0
Cash and cash equivalents.....................................        213.3             628.0
Deferred policy acquisition costs.............................      4,325.3           4,033.0
Other assets..................................................      6,062.0           3,868.3
Closed Block assets...........................................      8,720.7           8,607.3
Separate Accounts assets......................................     55,778.6          54,453.9
                                                                --------------   --------------

Total Assets..................................................  $ 103,394.6      $   99,795.5
                                                                ==============   ==============

LIABILITIES
Policyholders' account balances...............................     20,068.1      $   21,351.4
Future policy benefits and other policyholders liabilities....      4,924.1           4,777.6
Short-term and long-term debt.................................      1,897.6           1,407.9
Other liabilities.............................................      5,144.9           3,133.6
Closed Block liabilities......................................      9,085.3           9,025.0
Separate Accounts liabilities.................................     55,690.2          54,332.5
                                                                --------------   --------------
     Total liabilities........................................     96,810.2          94,028.0
                                                                --------------   --------------

Commitments and contingencies (Note 12)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding......................................          2.5               2.5
Capital in excess of par value................................      3,974.8           3,557.2
Retained earnings.............................................      2,898.3           2,600.7
Accumulated other comprehensive loss..........................       (291.2)           (392.9)
                                                                --------------   --------------
     Total shareholder's equity...............................      6,584.4           5,767.5
                                                                --------------   --------------

Total Liabilities and Shareholder's Equity....................  $ 103,394.6      $   99,795.5
                                                                ==============   ==============



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                            --------------------------- ---------------------------
                                               2000           1999          2000          1999
                                            ------------  ------------- -------------  ------------
                                                                (In Millions)

REVENUES
Universal life and investment-type
  product policy fee income...............  $   359.0     $    314.3    $  1,048.0     $   918.8
Premiums..................................      197.0          140.0         467.6         405.6
Net investment income.....................      538.6          538.5       1,731.4       1,680.7
Investment (losses) gains, net............      (38.7)         (32.0)       (222.9)         22.1
Commissions, fees and other income........      644.4          527.6       1,937.6       1,523.9
Contribution from the Closed Block........       28.0           23.7          73.8          65.6
                                            ------------  ------------- -------------  ------------
     Total revenues.......................    1,728.3        1,512.1       5,035.5       4,616.7
                                            ------------  ------------- -------------  ------------

BENEFITS AND OTHER DEDUCTIONS
Interest credited to policyholders' account
  balances................................      267.6          267.2         780.3         807.0
Policyholders' benefits...................      284.6          262.0         830.0         756.7
Other operating costs and expenses........      704.7          656.0       2,120.7       2,073.5
                                            ------------  ------------- -------------  ------------
     Total benefits and other deductions..    1,256.9        1,185.2       3,731.0       3,637.2
                                            ------------  ------------- -------------  ------------

Earnings from continuing operations before
  Federal income taxes and minority interest    471.4          326.9       1,304.5         979.5
Federal income taxes......................      298.9           96.6         509.1         255.3
Minority interest in net income of
  consolidated subsidiaries...............      102.0           43.8         241.4         127.8
                                            ------------  ------------- -------------  ------------
Earnings from continuing operations.......       70.5          186.5         554.0         596.4
Loss from discontinued operations, net of
  Federal income taxes....................        -             (3.4)         (6.4)        (10.0)
                                            ------------  ------------- -------------  ------------

Net Earnings..............................  $    70.5     $    183.1    $    547.6     $   586.4
                                            ============  ============= =============  ============









                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                    2000             1999
                                                                --------------   --------------
                                                                        (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period $       2.5      $        2.5
                                                                --------------   --------------

Capital in excess of par value, beginning of year.............      3,557.2           3,110.2
Additional capital in excess of par value.....................        416.1               7.2
Capital contribution..........................................          1.5               -
                                                                --------------   --------------
Capital in excess of par value, end of period.................      3,974.8           3,117.4
                                                                --------------   --------------


Retained earnings, beginning of year..........................      2,600.7           1,944.1
Dividends paid to the shareholder.............................       (250.0)           (150.0)
Net earnings..................................................        547.6             586.4
                                                                --------------   --------------
Retained earnings, end of period..............................      2,898.3           2,380.5
                                                                --------------   --------------

Accumulated other comprehensive (loss) income, beginning of year     (392.9)            355.8
Other comprehensive income (loss).............................        101.7            (665.9)
                                                                --------------   --------------
Accumulated other comprehensive loss, end of period...........       (291.2)           (310.1)
                                                                --------------   --------------

Total Shareholder's Equity, End of Period.....................  $   6,584.4      $    5,190.3
                                                                ==============   ==============










                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                    2000             1999
                                                                --------------   --------------
                                                                        (In Millions)

Net earnings..................................................  $     547.6      $      586.4
  Adjustments to reconcile net earnings to net cash (used)
     provided by operating activities:
   Interest credited to policyholders' account balances.......        780.3             807.0
   Universal life and investment-type product policy fee
     income ..................................................     (1,048.0)           (918.8)
   Investment losses (gains), net.............................        222.9             (22.1)
   Change in Federal income tax payable.......................        204.9             141.8
   Change in property and equipment...........................       (202.6)           (162.9)
   Change in deferred policy acquisition costs................       (322.6)           (108.9)
   Change in future policy benefits...........................       (860.3)             32.5
   Other, net.................................................       (506.1)              8.0
                                                                --------------   --------------

Net cash (used) provided by operating activities..............     (1,183.9)            363.0
                                                                --------------   --------------

Cash flows from investing activities:
  Maturities and repayments...................................      1,635.6           1,432.9
  Sales.......................................................      6,128.6           6,475.0
  Purchases...................................................     (5,632.4)         (9,553.8)
  Increase in short-term investments..........................     (1,755.8)            (58.6)
  Other, net..................................................       (151.5)           (167.9)
                                                                --------------   --------------

Net cash provided (used) by investing activities..............        224.5          (1,872.4)
                                                                --------------   --------------

Cash flows from financing activities:
  Policyholders' account balances:
   Deposits...................................................      1,963.0           1,997.4
   Withdrawals and transfers to Separate Accounts.............     (3,080.6)         (1,460.6)
  Net increase in short-term financings.......................        499.7             433.4
  Dividends paid to the shareholder...........................       (250.0)           (150.0)
  Proceeds from newly issued Alliance Units...................      1,600.0               -
  Other, net..................................................       (187.4)           (108.1)
                                                                --------------   --------------

Net cash provided by financing activities.....................        544.7             712.1
                                                                --------------   --------------

Change in cash and cash equivalents...........................       (414.7)           (797.3)
Cash and cash equivalents, beginning of year..................        628.0           1,245.5
                                                                --------------   --------------

Cash and Cash Equivalents, End of Period......................  $     213.3      $      448.2
                                                                ==============   ==============

Supplemental cash flow information:
  Interest Paid...............................................  $      61.0      $       63.9
                                                                ==============   ==============
  Income Taxes Paid...........................................  $     320.1      $       27.4
                                                                ==============   ==============





                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1)  BASIS OF PRESENTATION

     The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     The terms "third quarter 2000" and "third quarter 1999" refer to the three months ended September 30, 2000 and 1999, respectively. The terms "first nine months of 2000" and "first nine months of 1999" refer to the nine months ended September 30, 2000 and 1999, respectively.

     Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

2)   ACCOUNTING POLICIES AND PRONOUNCEMENTS

     Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and service fees are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as a percentage of the related investment results over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period.

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which is effective fourth quarter 2000. SAB No. 101 deals with revenue recognition issues; implementation of SAB 101 is not expected to have a material impact on the Company's consolidated balance sheet or statement of earnings.

     Effective January 1, 2001, the Company will adopt the requirements of SFAS No. 133, as subsequently amended by SFAS Nos. 137 and 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", and supplemented by implementation guidance issued by the Derivatives Implementation Group and cleared by the FASB. Management has not yet completed and is continuing to refine its assessment of the impact of adoption, including quantification of the adjustments at transition. While preliminary estimates would indicate such adjustments are not expected to have a material impact on the Company's consolidated balance sheet or statement of earnings, the transition impact at January 1, 2001 cannot as yet be reliably measured as it is dependent upon a number of variables, including, but not limited to, actual derivatives and related hedge positions, market values of derivatives and hedged positions, and further interpretations of SFAS No. 133 by the FASB.

3)   DEFERRED POLICY ACQUISITION COSTS

     In second quarter 1999, management competed a study of the cash flows and liability characteristics of its insurance product lines as compared to the expected cash flows of the underlying assets. That analysis reflected an assessment of the potential impact on future operating cash flows from current economic conditions and trends, including rising interest rates and securities market volatility and the impact of increasing competitiveness within the insurance marketplace (evidenced, for example, by the proliferation of bonus annuity products) on inforce business. The review indicated that changes to the then-current invested asset allocation strategy were required to reposition assets with greater price volatility away from products with demand liquidity characteristics to support those products with lower liquidity needs. To implement these findings, the existing investment portfolio was reallocated, and prospective investment allocation targets were revised.

     The reallocation of the assets impacted investment results by product, thereby impacting the future gross margin estimates utilized in the amortization of DAC for universal life and investment-type products. The revisions to estimated future gross profits resulted in an after-tax writedown of DAC of $85.6 million (net of a Federal income tax benefit of $46.1 million) for the nine months ended September 30, 1999.

4)   INVESTMENTS

     Investment valuation allowances and changes thereto are shown below:


                                                                        Nine Months Ended
                                                                          September 30,
                                                                   ----------------------------
                                                                      2000            1999
                                                                   ------------    ------------
                                                                          (In Millions)

     Balances, beginning of year.................................. $   148.6       $   230.6
     Additions charged to income..................................      36.6            34.5
     Deductions for writedowns and asset dispositions.............     (76.6)         (107.7)
                                                                   ------------    ------------
     Balances, End of Period...................................... $   108.6       $   157.4
                                                                   ============    ============

     Balances, end of period:
       Mortgage loans on real estate.............................. $    31.6       $    32.3
       Equity real estate.........................................      77.0           125.1
                                                                   ------------    ------------
     Total........................................................ $   108.6       $   157.4
                                                                   ============    ============

     For the third quarter and first nine months of 2000 and of 1999, investment income is shown net of investment expenses of $46.1 million, $156.8 million, $58.3 million and $171.6 million, respectively.

     As of September 30, 2000 and December 31, 1999, fixed maturities classified as available for sale had amortized costs of $17,344.6 million and $19,373.6 million and fixed maturities in the held to maturity portfolio had estimated fair values of $140.1 million and $133.2 million, respectively. Other equity investments included equity securities with carrying values of $24.7 million and $23.3 million and costs of $28.5 million and $32.7 million as of September 30, 2000 and December 31, 1999, respectively.

     On January 1, 1999, investments in publicly-traded common equity securities in the General Account portfolio within other equity investments amounting to $102.3 million were transferred from available for sale securities to trading securities. As a result of this transfer, unrealized investment gains of $83.3 million ($43.2 million net of related DAC and Federal income taxes) were recognized as realized investment gains in the consolidated statement of earnings. In third quarter and first nine months of 2000 and 1999, respectively, net unrealized holding (losses) gains of $(1.8) million, $(12.3) million, $2.4 million, and $86.9 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $5.9 million and $14.1 million and costs of $6.5 million and $7.2 million at September 30, 2000 and December 31, 1999, respectively.

     For the first nine months of 2000 and of 1999, proceeds received on sales of fixed maturities classified as available for sale amounted to $5,893.3 million and $5,939.0 million, respectively. Gross gains of $71.1 million and $49.3 million and gross losses of $151.6 million and $115.0 million were realized on these sales for the first nine months of 2000 and of 1999, respectively. Unrealized investment gains (losses) related to fixed maturities classified as available for sale decreased by $174.9 million during the first nine months of 2000, resulting in a balance of $(599.1) million at September 30, 2000.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                 September 30,   December 31,
                                                                     2000            1999
                                                                 -------------   --------------
                                                                         (In Millions)
     Impaired mortgage loans with provision for losses........... $     81.7      $    142.4
     Impaired mortgage loans without provision for losses........       50.9             2.2
                                                                 -------------   --------------
     Recorded investment in impaired mortgage loans..............      132.6           144.6
     Provision for losses........................................      (20.2)          (23.0)
                                                                 -------------   --------------
     Net Impaired Mortgage Loans................................. $    112.4      $    121.6
                                                                 =============   ==============

     During the first nine months of 2000 and of 1999, respectively, the Company's average recorded investment in impaired mortgage loans was $139.2 million and $139.1 million. Interest income recognized on these impaired mortgage loans totaled $8.0 million and $9.6 million for the first nine months of 2000 and of 1999, respectively.

5)   PURCHASE AND SALE OF INTERESTS IN AFFILIATES

     On November 3, 2000, the Holding Company and the Company sold their 34.6% and 28.4% respective interests in DLJ to Credit Suisse Group. The Holding Company and the Company received $1.28 billion and $1.05 billion in cash and $2.67 billion (13.8 million shares) and $2.19 billion (11.4 million shares) in Credit Suisse Group common stock, respectively. The fair value of the stock consideration was based on the exchange rate and stock price at the time the transaction closed. Credit Suisse Group repurchased $1.18 billion (6.3 million shares) of its common stock from the Holding Company and Equitable Life at closing. The Company estimates the gain on the DLJ sale at $1.10 billion (net of $868.2 million in taxes, including $186.3 million recorded in third quarter 2000).

     In October 2000, Alliance completed its acquisition of substantially all of the assets and liabilities of Sanford C. Bernstein ("Bernstein") for an aggregate current value of approximately $3.5 billion ($1.48 billion in cash and 40.8 million newly issued Alliance Units). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million newly issued Alliance Units for $1.60 billion in June 2000. AXA Financial's consolidated economic interest in Alliance was approximately 52.7%, 13.2% held by the Holding Company and 39.5% by Equitable Life, after the transaction closed. The Company recorded an increase of $416.1 million in Capital in excess of par value as a result of this transaction.

     During second quarter 1999, DLJ completed its offering of a new class of its common stock to track the financial performance of DLJdirect, its online brokerage business. As a result of this offering, the Company recorded a non-cash pre-tax realized gain of $95.8 million.

6)   SALE OF DISABILITY INCOME BUSINESS

     During July 2000, Equitable Life transferred, at no gain or loss, all the risk of its directly written DI business for years 1993 and prior to Centre Life Insurance Company, a subsidiary of Zurich Financial Services. The transfer of risk to Centre Life was accomplished through an indemnity reinsurance contract. The cost of the arrangement will be amortized over the expected lives of the contracts reinsured and will not have a significant impact on the results of operations in any specific period.

7)   CLOSED BLOCK

     Summarized financial information for the Closed Block follows:

                                                                September 30,    December 31,
                                                                     2000            1999
                                                                ---------------  --------------
                                                                        (In Millions)
     BALANCE SHEETS Fixed maturities:
       Available for sale, at estimated fair value (amortized
         cost of $4,361.9 and $4,144.8)........................ $   4,284.4      $    4,014.0
     Mortgage loans on real estate.............................     1,606.2           1,704.2
     Policy loans..............................................     1,564.8           1,593.9
     Cash and other invested assets............................       227.3             194.4
     Deferred policy acquisition costs.........................       817.2             895.5
     Other assets..............................................       220.8             205.3
                                                                ---------------  --------------
     Total Assets.............................................. $   8,720.7      $    8,607.3
                                                                ===============  ==============

     Future policy benefits and other policyholders' account
         balances.............................................. $   9,009.3      $    9,011.7
     Other liabilities.........................................        76.0              13.3
                                                                --------------   --------------
     Total Liabilities......................................... $   9,085.3      $    9,025.0
                                                                ==============   ==============

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                        --------------------------  ---------------------------
                                           2000          1999           2000          1999
                                        ------------  ------------  -------------  ------------
                                                            (In Millions)
     STATEMENTS OF EARNINGS
     Premiums and other income......... $   139.2     $   147.9     $    442.6     $   460.3
     Investment income (net of
       investment expenses of $.9,
       $3.1, $7.6 and $13.1)...........     147.3         142.3          436.9         429.5
     Investment losses, net............      (4.0)         (6.6)          (5.0)         (5.1)
                                        ------------  ------------  -------------  ------------
       Total revenues..................     282.5         283.6          874.5         884.7
                                        ------------  ------------  -------------  ------------

     Policyholders' benefits and
       dividends.......................     243.3         238.6          762.0         765.5
     Other operating costs and expenses      11.2          21.3           38.7          53.6
                                        ------------  ------------  -------------  ------------
       Total benefits and other
       deductions......................     254.5         259.9          800.7         819.1
                                        ------------  ------------  -------------  ------------

     Contribution from the Closed Block $    28.0     $    23.7     $     73.8     $    65.6
                                        ============  ============  =============  ============

     Investment valuation allowances amounted to $6.8 million and $4.6 million on mortgage loans and $15.5 million and $24.7 million on equity real estate at September 30, 2000 and December 31, 1999, respectively.

     Impaired mortgage loans along with the related provision for losses were as follows:

                                                                September 30,    December 31,
                                                                     2000            1999
                                                                --------------- ---------------
                                                                        (In Millions)
     Impaired mortgage loans with provision for losses.........  $      15.5     $       26.8
     Impaired mortgage loans without provision for losses......         15.3              4.5
                                                                --------------  ---------------
     Recorded investment in impaired mortgages.................         30.8             31.3
     Provision for losses......................................         (4.8)            (4.1)
                                                                --------------  ---------------
     Net Impaired Mortgage Loans...............................  $      26.0     $       27.2
                                                                ==============  ===============

     During the first nine months of 2000 and of 1999, respectively, the Closed Block's average recorded investment in impaired mortgage loans was $32.4 million and $45.0 million.

8)   DISCONTINUED OPERATIONS

     Summarized financial information for discontinued operations follows:

                                                                September 30,    December 31,
                                                                    2000             1999
                                                                --------------  ---------------
                                                                        (In Millions)
     BALANCE SHEETS
     Mortgage loans on real estate.............................  $      341.0    $      454.6
     Equity real estate........................................         390.6           426.6
     Fixed maturities available for sale, at estimated
       fair value (amortized cost of $277.3 and $85.3).........         283.0            85.5
     Other equity investments..................................          54.5            55.8
     Other invested assets.....................................           -               1.6
                                                                --------------  ---------------
       Total investments.......................................       1,069.1         1,024.1
     Cash and cash equivalents.................................          79.1           164.5
     Other assets..............................................         208.4           213.0
                                                                --------------  ---------------
     Total Assets..............................................  $    1,356.6    $    1,401.6
                                                                ==============  ===============

     Policyholders liabilities.................................  $      976.8    $      993.3
     Allowance for future losses...............................         265.3           242.2
     Other liabilities.........................................         114.5           166.1
                                                                --------------  ---------------
     Total Liabilities.........................................  $    1,356.6    $    1,401.6
                                                                ==============  ===============


                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                        --------------------------  ---------------------------
                                           2000          1999           2000          1999
                                        ------------  ------------  -------------  ------------
                                                            (In Millions)
     STATEMENTS OF EARNINGS
     Investment income (net of
       investment expenses of $8.7,
       $12.8, $28.4 and $38.3)......... $    33.4     $    30.2     $     85.7     $    72.7
     Investment (losses) gains, net....      (1.9)         (6.2)            .1         (16.7)
     Policy fees, premiums and
       other income....................       -              .1             .2            .1
                                        ------------  ------------  -------------  ------------
     Total revenues....................      31.5          24.1           86.0          56.1

     Benefits and other deductions.....      27.1          26.5           81.6          80.9
     Earnings credited (losses charged)
       to allowance for future
       losses..........................       4.4          (2.4)           4.4         (24.8)
                                        ------------  ------------  -------------  ------------
     Pre-tax results from operations...       -             -              -             -
     Pre-tax loss from strengthening
       the allowance for
       future losses...................       -            (4.6)          (9.8)        (14.7)
     Federal income tax benefit........       -             1.2            3.4           4.7
                                        ------------  ------------  -------------  ------------
     Loss from Discontinued
       Operations...................... $     -       $    (3.4)    $     (6.4)    $   (10.0)
                                        ============  ============  =============  ============

     The Company's  quarterly  process for  evaluating  the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed in the first nine months of 2000 and 1999 resulted in management's decision to strengthen the allowance by $9.8 million and $14.7 million for the first nine months ended September 30, 2000 and 1999, respectively. This resulted in after-tax losses of $6.4 million for the first nine months of 2000 and $10.0 million for the first nine months of 1999.

     Management believes the allowance for future losses at September 30, 2000 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

     Investment valuation allowances amounted to $.6 million and $1.9 million on mortgage loans and $27.8 million and $54.8 million on equity real estate at September 30, 2000 and December 31, 1999, respectively.

9)   FEDERAL INCOME TAXES

     Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. Federal income taxes for third quarter 2000 and for the first nine months of 2000 include a tax provision of $183.8 million required as a result of management's decision to dispose of DLJ.

10)  RESTRUCTURING COSTS

     At September 30, 2000, the restructuring liabilities included costs related to employee termination and exit costs, the termination of operating leases and the consolidation of insurance operations' service centers and amounted to $6.7 million. The amounts paid during the first nine months of 2000 totaled $3.5 million.

11)  RELATED PARTIES TRANSACTIONS

     Effective January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement is made on the basis of the cost to the Holding Company of the benefits provided which totaled $12.4 million for the first nine months of 2000. The Company paid $514.9 million of commissions and fees to AXA Distribution and its subsidiaries for the first nine months of 2000 on sales of insurance products. For the first nine months of 2000, the Company charged AXA Distribution's subsidiaries for their applicable share of operating expenses pursuant to the Agreements for Services. Such charges totaled $262.2 million for the first nine months of 2000.

12)  LITIGATION

     There have been no new material legal proceedings and no material developments in matters which were previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1999, except as described below:

     Life Insurance and Annuity Sales Cases

     Equitable Life is a defendant in a purported class action commenced in March 2000 on behalf of persons who purchased variable annuities from Equitable Life from January 1989 to the present. The complaint alleges various improper sales practices, including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging inflated or hidden fees, and failure to disclose unnecessary tax deferral fees. The plaintiff seeks damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In May 2000, Equitable Life removed the case to the United States District Court of Alabama and filed a motion to dismiss the complaint, and plaintiff moved to remand the case to state court.

     In June 2000, an action was brought against Equitable Life, AXA Advisors and EDI (the defendants) alleging that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The named plaintiff purports to act as a private attorney general on behalf of the general public of the State of California and also asserts individual common-law claims. On behalf of the named plaintiff, and in certain instances also on behalf of the general public, the complaint asserts claims for unlawful, unfair or fraudulent business acts and practices and for false or misleading advertising and for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants'
     conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. By order dated October 11, 2000, the District Court denied plaintiff's motion to remand the case to state court and granted defendants' motion to dismiss the action.

     In October 2000, an action was brought against Equitable Life, AXA Advisors, and EDI (the defendants) by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans and seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York. The defendants' time to respond to the complaint has not yet expired.

     Agent Health Benefits Case

     In June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs have challenged the District Court's subject matter jurisdiction over the health benefit claims. Briefing has not yet been completed.

     Prime Property Fund Case

     In May 2000, the court scheduled a jury trial for February 2001. In August 2000, Equitable Life filed a motion for summary adjudication on plaintiff's claims, based on the purchase and subsequent foreclosure of the loan which financed the partnership's property, for punitive damages. In October 2000, following the issuance of a tentative ruling denying Equitable Life's motion, the Superior Court heard oral argument and took the matter under submission. Also in October 2000, plaintiff filed a motion for leave to file a supplemental complaint to add allegations relating to the post-foreclosure transfer of certain funds from the partnership to Equitable Life. The proposed supplemental complaint alleges, among other things, that such conduct constitutes self-dealing and a breach of fiduciary duty, and seeks compensatory and punitive damages based on such conduct.

     Alliance Reorganization Case

     In September 1999, an action was brought on behalf of a purported class of owners of limited partnership units of Alliance Holding challenging the then-proposed reorganization of Alliance Holding. Named defendants include Alliance Holding, Alliance, four Alliance Holding executives and the general partner of Alliance Holding and Alliance. Equitable Life is obligated to indemnify the defendants for losses and expenses arising out of the litigation. Plaintiffs allege inadequate and misleading disclosures, breaches of fiduciary duties, and the improper adoption of an amended partnership agreement by Alliance Holding and seek payment of unspecified money damages and an accounting of all benefits alleged to have been improperly obtained by the defendants. In September 2000, all defendants, except one Alliance Holding executive, filed an answer to the amended complaint denying the material allegations contained therein; in lieu of joining in the answer to the amended complaint, the Alliance Holding executive filed a motion to dismiss in September 2000. In November 2000, the remaining defendants filed a motion to dismiss the amended complaint and their opening brief in support thereto. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, the Company's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on the Company's consolidated results of operations in any particular period.

     Alliance Capital

     In the Alliance North American Government Income Trust action, a Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement, the Operating Partnership will permit shareholders of the fund to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000, the court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the fund had thirty days from the date the order became final to appeal the order. The order became final on September 6, 2000.

     Disposal of DLJ

     Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, three putative class action lawsuits have been filed in the Delaware Court of Chancery naming AXA Financial as one of the defendants and challenging the proposed sale of DLJ because the transaction does not include the sale of DLJdirect tracking stock. The plaintiffs in these cases purport to represent a class consisting of the holders of DLJdirect tracking stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. AXA Financial, DLJ and the DLJ directors are named as defendants. The complaints assert claims for breaches of fiduciary duties, and seek an unspecified amount of compensatory damages and costs and expenses, including attorneys' fees. The plaintiffs in one case unsuccessfully sought a hearing in connection with their motion for an order enjoining the transaction. The parties in these cases have agreed to extend the time for defendants to respond to the complaints.

     A putative class action lawsuit was filed in New York challenging the proposed sale of DLJ (for omitting the DLJdirect tracking stock) and also alleges claims relating to the initial offering of the DLJdirect tracking stock. The complaint alleges claims for violations of the securities laws, breaches of the fiduciary duties of loyalty, good faith and due care, aiding and abetting such breaches, and breach of contract. The plaintiff purports to represent a class consisting of: all purchasers of DLJdirect tracking stock in the initial public offering and thereafter (with respect to the securities law claims); and all owners of DLJdirect tracking stock who allegedly have been or will be injured by the proposed sale of DLJ (with respect to all other claims). AXA Financial, Equitable Life, AXA
     S.A., DLJ, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse Group, Diamond Acquisition Corp., and DLJ's directors are named as defendants. The complaint seeks declaratory and injunctive relief, an unspecified amount of damages, and costs and expenses, including attorney's fees. The defendants' time to respond has not yet expired.


     AXA's Purchase of Holding Company Minority Interest

     Following the August 30, 2000 announcement of AXA's proposal to purchase the outstanding shares of Holding Company Common Stock that it does not already own, fourteen putative class action lawsuits were commenced in the Delaware Court of Chancery. The Holding Company, AXA, and directors and/or officers of the Holding Company are named as defendants in each of these lawsuits. The various plaintiffs each purport to represent a class consisting of owners of Holding Company Common Stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. They challenge the adequacy of the offer announced by AXA and allege that the defendants have engaged or will engage in unfair dealing, overreaching and/or have breached or will breach fiduciary duties owed to the minority shareholders of the Holding Company. The complaints seek declaratory and injunctive relief, an accounting, and unspecified compensatory damages, costs and expenses, including attorneys' fees. A similar lawsuit was filed in the Supreme Court of the State of New York, County of New York, after the filing of the first Delaware action. By agreement, the defendants' time to respond to the complaints in the Delaware and New York actions has been extended indefinitely.

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

13)  BUSINESS SEGMENT INFORMATION

                                    Investment
                                     Insurance       Services      Elimination       Total
                                    -------------  --------------  ------------  --------------
                                                          (In Millions)
     Three Months Ended
     September 30, 2000
     -------------------------------
     Segment revenues............... $   1,163.1    $     631.5     $     (28.1)  $   1,766.5
     Investment (losses) gains......       (75.0)          36.8             -           (38.2)
                                     -------------  --------------  ------------  --------------
     Total Revenues................. $   1,088.1    $     668.3     $     (28.1)  $   1,728.3
                                     =============  ==============  ============  ==============

     Adjusted pre-tax earnings...... $     300.3    $     100.0     $       -     $     400.3
     Investment (losses) gains, net
        of related DAC and
        other charges...............       (66.8)          33.8             -           (33.0)
     Pre-tax minority interest......         -            104.1             -           104.1
                                     -------------  --------------  ------------  --------------
     Pre-tax Earnings from
        Continuing Operations....... $     233.5    $     237.9     $       -     $     471.4
                                     =============  ==============  ============  ==============


     Three Months Ended
     September 30, 1999
     -------------------------------
     Segment revenues............... $   1,064.9    $     481.7     $      (1.5)  $   1,545.1
     Investment (losses) gains......       (33.7)            .7             -           (33.0)
                                     -------------  --------------  ------------  --------------
     Total Revenues................. $   1,031.2    $     482.4     $      (1.5)  $   1,512.1
                                     =============  ==============  ============  ==============

     Adjusted pre-tax earnings...... $     211.7    $      95.2     $      -      $     306.9
     Investment (losses) gains, net
        of related DAC and
        other charges...............       (29.6)            .6            -            (29.0)
     Pre-tax minority interest......         -             49.0            -             49.0
                                     -------------  --------------  ------------  --------------
     Pre-tax Earnings from
       Continuing Operations........ $     182.1    $     144.8     $       -     $     326.9
                                     =============  ==============  ============  ==============


                                      Investment
                                      Insurance       Services       Elimination       Total
                                     -------------  --------------  -------------  --------------
                                                          (In Millions)
     Nine Months Ended
     September 30, 2000
     -------------------------------
     Segment revenues............... $   3,473.4    $   1,872.0     $     (87.0)   $   5,258.4
     Investment (losses) gains......      (265.6)          42.7             -          (222.9)
                                     -------------  --------------  ------------   --------------
     Total Revenues................. $   3,207.8    $   1,914.7     $     (87.0)   $   5,035.5
                                     =============  ==============  ============   ==============

     Adjusted pre-tax earnings...... $     871.8    $     392.7     $       -      $   1,264.5
     Investment (losses) gains, net
       of related DAC and
       other charges................      (245.8)          39.7             -           (206.1)
     Pre-tax minority interest......         -            246.1             -            246.1
                                     -------------  --------------  ------------   --------------
     Pre-tax Earnings from
       Continuing Operations........ $     626.0    $     678.5     $       -      $   1,304.5
                                     =============  ==============  ============   ==============

     Nine Months Ended
     September 30, 1999
     -------------------------------
     Segment revenues............... $   3,183.1    $   1,406.9     $      (4.4)   $   4,585.6
     Investment (losses) gains......       (78.4)         109.5             -             31.1
                                     -------------  --------------  ------------   --------------
     Total Revenues................. $   3,104.7    $   1,516.4     $      (4.4)   $   4,616.7
                                     =============  ==============  ============   ==============

     Adjusted pre-tax earnings...... $     659.2    $     286.6     $       -      $     945.8
     Investment (losses) gains, net
       of related DAC and
       other charges................       (86.5)         109.0             -             22.5
     Non-recurring DAC
       adjustments..................      (131.7)           -               -           (131.7)
     Pre-tax minority interest......         -            142.9             -            142.9
                                     -------------  --------------  ------------   --------------
     Pre-tax Earnings from
       Continuing Operations........ $     441.0    $     538.5     $       -      $     979.5
                                     =============  ==============  ============   ==============

     Total Assets:
     September 30, 2000............. $  89,660.1    $  13,778.1     $     (43.6)   $ 103,394.6
                                     =============  ==============  ============   ==============

     December 31, 1999.............. $  86,842.7    $  12,961.7     $      (8.9)   $  99,795.5
                                     =============  ==============  ============   ==============

14)     COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss) for the third quarters of 2000 and 1999 and the first nine months of 2000 and 1999 are as follows:

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                        --------------------------  ---------------------------
                                           2000          1999           2000          1999
                                        ------------  ------------  -------------  ------------
                                                            (In Millions)
     Net earnings...................... $    70.5     $   183.1     $    547.6     $   586.4
                                        ------------  ------------  -------------  ------------

     Change in unrealized gains
       (losses), net of
       reclassification
       adjustment......................     146.5        (148.8)         101.7        (665.9)
                                        ------------  ------------  -------------  ------------
     Other comprehensive income
       (loss)..........................     146.5        (148.8)         101.7        (665.9)
                                        ------------  ------------  -------------  ------------

     Comprehensive Income (Loss)....... $   217.0     $    34.3     $    649.3     $   (79.5)
                                        ============  ============  =============  ============

15)  SUBSEQUENT EVENTS

     In October 2000, the Board of Directors of the Holding Company, acting upon a unanimous recommendation of a special committee of independent directors, approved an agreement with AXA for the acquisition of the approximately 40% of outstanding Holding Company Common Stock it does not already own. Under the terms of the agreement, the minority shareholders of the Holding Company would receive $35.75 in cash and 0.295 of an AXA American Depositary Share ("ADS") for each Holding Company share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following analysis of the consolidated operating results and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the footnotes included in Item 1, and with the MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K").

COMBINED OPERATING RESULTS

The combined and segment level discussions for the Insurance and Investment Services segments in this MD&A are presented on an adjusted pre-tax earnings basis, which is a non-GAAP measure. Amounts reported in the GAAP financial statements have been adjusted to exclude the effect of unusual or non-recurring events and transactions and to exclude realized investment gains/losses, net of related DAC and other changes. A reconciliation of adjusted pre-tax earnings to GAAP reported earnings from continuing operations precedes each discussion. A discussion of significant adjustments begins on the next page. The excluded items are important to an understanding of our overall results of operations.

The following table presents the combined adjusted operating results outside of the Closed Block combined on a line-by-line basis with the contribution of Closed Block. The Insurance analysis, which begins on page 21, likewise reflects the Closed Block amounts on a line-by-line basis. The MD&A addresses the combined adjusted operating results unless noted otherwise. The Investment Services discussion begins on page 24.

                                                    Three Months Ended                 Nine Months Ended
                                                      September 30,                      September 30,
                                              ------------------------------- -------------------------------------
                                                   2000            1999             2000               1999
                                              ---------------- -------------- ----------------- -------------------
                                                                       (In Millions)
Operating Results:
  Policy fee income and premiums............   $     694.6     $    601.7      $     1,957.6     $      1,780.2
  Net investment income.....................         685.9          681.9            2,168.3            2,104.8
  Commissions, fees and other income........         640.5          521.4            1,933.2            1,519.7
                                              ---------------- -------------- ----------------- -------------------
    Total revenues..........................       2,021.0        1,805.0            6,059.1            5,404.7
    Total benefits and other deductions.....       1,516.6        1,449.1            4,548.5            4,316.0
                                              ---------------- -------------- ----------------- -------------------

  Adjusted pre-tax earnings before
    minority interest.......................         504.4          355.9          1,510.6              1,088.7
  Minority interest.........................        (104.1)         (49.0)          (246.1)              (142.9)
                                              ---------------- -------------- ----------------- -------------------
  Adjusted Pre-tax  earnings................         400.3          306.9          1,264.5                945.8

Pre-tax Adjustments:
  Investment (losses) gains, net of related
  DAC
    and other charges.......................         (33.0)         (29.0)          (206.1)                22.5
  Non-recurring DAC adjustments.............             -              -                -               (131.7)
  Minority interest.........................         104.1           49.0            246.1                142.9
                                              ---------------- -------------- ----------------- -------------------
GAAP Reported:
  Earnings from continuing operations
    before Federal income taxes and
    minority interest.......................         471.4          326.9          1,304.5                 979.5
  Federal income taxes......................         298.9           96.6            509.1                 255.3
  Minority interest in net income of
    consolidated subsidiaries...............         102.0           43.8            241.4                 127.8
                                              ---------------- -------------- ----------------- -------------------

Earnings from Continuing Operations.........   $      70.5     $    186.5      $     554.0       $         596.4
                                              ================ ============== ================= ===================

Adjustments to GAAP pre-tax reported earnings in the first nine months of 2000 resulted in the exclusion of investment losses of $206.1 million (net of DAC and other charges totaling $15.8 million) as compared to net investment gains of $22.5 million (net of DAC and other charges and credits totaling $3.4 million) for the 1999 period. The losses in 2000 included $136.3 million of writedowns and $96.4 million of realized losses on fixed maturities sold from the General Account's portfolio. The 1999 net gains were primarily due to the $95.8 million gain related to the sale of an approximately 18% interest in DLJdirect's financial performance through the sale of a new class of DLJ common stock in second quarter 1999. In addition, $83.5 million of gains were recognized upon reclassification of publicly traded common equities to a trading portfolio and $13.8 million of gains resulted from the exercise of subsidiaries' options and conversion of DLJ RSUs. Losses of $138.2 million on writedowns and $58.6 million on sales of General Account fixed maturities partially offset these 1999 gains. In addition, in second quarter 1999, there was a $131.7 million non-recurring DAC adjustment resulting from the revisions to estimated future gross profits related to the investment asset reallocation in third quarter 2000.


Continuing Operations

Compared to the first nine months of 1999, the $318.7 million higher adjusted pre-tax earnings for the 2000 period were due to higher adjusted earnings in both business segments. Federal income taxes for third quarter 2000 and for the first nine months of 2000 include a tax provision of $183.8 million required as a result of management's decision to dispose of DLJ. Minority interest in net income of consolidated subsidiaries was higher due to increased earnings at Alliance.

The $654.4 million increase in revenues for the first nine months of 2000 as compared to the comparable 1999 period was attributed to a $413.5 million increase in commissions, fees and other income principally due to increased business activity within the Investment Services segment, a $177.4 million increase in policy fee income and premiums in Insurance and a $63.5 million increase in investment income.

For the first nine months of 2000, total benefits and other deductions increased by $232.5 million from the comparable 1999 period reflecting increases in other operating costs and expenses of $189.4 million and higher policyholder benefits. The increase in other operating costs and expenses principally resulted from higher costs associated with increased revenues in the two business segments and with expenditures related to their strategic initiatives.

COMBINED OPERATING RESULTS BY SEGMENT

Insurance

The following table combines the Closed Block amounts with the operating results of operations outside of the Closed Block on a line-by-line basis.

                     Insurance - Combined Operating Results
                                  (In Millions)

                                                           Nine Months Ended September 30,
                                            --------------------------------------------------------------
                                                                2000
                                            ----------------------------------------------
                                               Insurance         Closed                          1999
                                              Operations         Block         Combined        Combined
                                            ----------------  -------------  --------------  -------------
Operating Results:
  Policy fee income and premiums........     $    1,515.5     $    442.0     $    1,957.5    $   1,780.2
  Net investment income.................          1,669.6          436.9          2,106.5        2,061.5
  Commissions, fees and other income....            214.5           (4.4)           210.1          160.5
  Contribution from the Closed Block....             73.8          (73.8)             -              -
                                            ----------------  -------------  --------------  -------------
    Total revenues......................          3,473.4          800.7          4,274.1        4,002.2
    Total benefits and other
    deductions..........................          2,601.6          800.7          3,402.3        3,343.0
                                            ----------------  -------------  --------------  -------------
Adjusted pre-tax earnings...............            871.8            -              871.8          659.2

Pre-tax Adjustments:
  Investment losses, net of DAC
    and other charges...................           (245.8)           -             (245.8)         (86.5)
   Non-recurring DAC adjustments........              -              -                -           (131.7)
                                            ----------------  -------------  --------------  -------------

GAAP Reported:
  Earnings from Continuing Operations
    before Federal Income Taxes and
    Minority Interest...................     $      626.0     $      -       $      626.0    $     441.0
                                            ================  =============  ==============  =============

For the first nine months of 2000, Insurance adjusted pre-tax earnings reflected an increase of $212.6 million from the year earlier period. Higher policy fees on variable and interest-sensitive life and individual annuity contracts, and higher margins between investment income and interest credited on policyholders' account balances contributed to the improved earnings. Segment revenues increased $271.9 million over the prior year period due to a $177.3 million increase in policy fee income and premiums, a $49.6 million increase in commissions, fees and other income and a $45.0 million increase in investment income. Policy fee income rose $132.7 million to $1.05 billion due to higher insurance and annuity account balances while premiums increased $44.6 million to $909.6 million. The increase in commissions, fees and other income was principally due to higher gross investment management fees received from EQ Advisors Trust offset by a decrease in mutual fund fees resulting from the transfer of AXA Advisors to AXA Distribution in third quarter 1999. The increase in management fees was partially offset by an increase in subadvisory fees included in total benefits and other deductions. Higher yields on General Account Investment Assets principally related to other equity investments and fixed maturities contributed to the increase in investment income.

Total benefits and other deductions for the first nine months of 2000 increased $59.3 million from the comparable 1999 period reflecting higher commissions, compensation and benefits, higher policyholders' benefits and higher subadvisory fees. Commissions increased due to higher product sales and higher commission rates paid to AXA Distribution subsidiaries. Higher policyholders' benefits for the first nine months of 2000 were primarily due to the reserve increase resulting from the issuance of a single non-participating conversion annuity contract in third quarter 2000. Offsetting these increases were higher DAC capitalization and lower other operating expenses. The decline in the Insurance segment's other operating expenses resulted from charging AXA Distribution and its subsidiaries, AXA Advisors and AXA Network, their applicable share of such expenses. Partially offsetting this decline were higher strategic initiative related expenditures in the first nine months 2000 as compared to the 1999 period.

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

                              Premiums and Deposits
                                  (In Millions)

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                         -------------------------------- -----------------------------------
                                            2000               1999            2000                1999
                                         --------------   --------------- ----------------    ---------------
Retail:
Annuities
  First year...........................  $     684.2      $      784.1     $     2,328.9       $    2,400.7
  Renewal..............................        319.5             313.7           1,135.6            1,083.3
  Group Pensions.......................        166.1              93.9             324.7              281.8
                                         --------------   --------------- -----------------   ---------------
                                             1,169.8           1,191.7           3,789.2            3,765.8
Life(1)
  First year...........................         86.6              90.7             297.1              301.5
  Renewal..............................        534.6             542.6           1,683.7            1,671.4
                                         --------------   --------------- -----------------   ---------------
                                               621.2             633.3           1,980.8            1,972.9
Other(2)
  First year...........................          2.1               2.9               6.7                8.1
  Renewal..............................         64.9              97.0             246.8              280.6
                                         --------------   --------------- -----------------   ---------------
                                                67.0              99.9             253.5              288.7
                                         --------------   --------------- -----------------   ---------------

    Total retail.......................      1,858.0           1,924.9           6,023.5            6,027.4
                                         --------------   --------------- -----------------   ---------------

Wholesale:
Annuities
  First year...........................        615.8             592.2           1,919.2            1,503.0
  Renewal..............................         14.6              14.2              48.7               32.0
                                         --------------   --------------- -----------------   ---------------
                                               630.4             606.4           1,967.9            1,535.0
Life
  First year...........................         11.6                .1              16.8                 .2
                                         --------------   --------------- -----------------   ---------------

    Total wholesale....................        642.0             606.5           1,984.7            1,535.2
                                         --------------   --------------- -----------------   ---------------

Total Premiums and Deposits              $   2,500.0      $    2,531.4     $     8,008.2         $  7,562.6
                                         ==============   =============== =================   ===============

(1)      Includes variable and interest-sensitive and traditional life products.
(2)      Includes health insurance and reinsurance assumed.

First year premiums and deposits for life and annuity products for the first nine months of 2000 increased from prior year levels by $355.2 million primarily due to higher sales of individual annuities by the wholesale distribution channel and higher variable and interest-sensitive life sales (excluding COLI sales which declined). Renewal premiums and deposits increased by $47.5 million during the first nine months of 2000 over the prior year period as increases in the larger block of annuity and variable life business were partially offset by decreases in other products and traditional life policies. The increase in Group Pensions for the three and nine months ended September 30, 2000 is principally due to the issuance of a single non-participating conversion annuity contract in third quarter 2000.

Surrenders and Withdrawals - The following table presents surrenders and withdrawals, including universal life and investment-type contract withdrawals, for major individual insurance and annuity product lines. Annuity surrenders and withdrawals are presented net of internal replacements; the 1999 data have been restated to conform to the presentation.

                           Surrenders and Withdrawals
                                  (In Millions)

                                                Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                         ---------------------------------  ---------------------------------
                                            2000             1999              2000              1999
                                         ---------------- ----------------  ---------------   ---------------

Annuities..............................   $    1,069.8      $       824.6   $    3,481.9       $    2,551.7
Variable and interest-sensitive life...          176.0              142.7          533.8              458.8
Traditional life.......................           76.5               83.2          252.4              265.5
                                         ---------------- ----------------  ---------------   ---------------

Total..................................   $    1,322.3      $     1,050.5   $    4,268.1       $    3,276.0
                                         ================ ================  ===============   ===============

Policy and contract surrenders and withdrawals increased $992.1 million during the first nine months of 2000 compared to the same period in 1999 principally due to the growing size and maturity of the book of annuities and variable and interest-sensitive life business. There was an increase in the annuities' surrender rate from 8.7% in the first nine months of 1999 to 9.7% in the 2000 period while the surrender rate declined to 9.0% for third quarter 2000 from 9.7% for second quarter 2000 and 10.5% in first quarter 2000. Trends in surrenders and withdrawals discussed above continue to fall within the range of expected experience underlying the current invested asset allocation strategy.

Investment Services

The following table summarizes the operating results of the Investment Services segment.

                     Investment Services - Operating Results
                                  (In Millions)

                                          Three Months Ended                    Nine Months Ended
                                            September 30,                         September 30,
                                    --------------------------------   ------------------------------------
                                        2000             1999               2000               1999
                                    --------------  ----------------   ----------------  ------------------
Operating Results:
  Investment advisory and
     service fees.................. $      394.2     $      307.0       $    1,146.0      $       903.7
  Distribution revenues............        167.0            115.5              469.7              314.3
  Equity in DLJ's earnings.........         14.8             36.7              139.1              124.6
  Other revenues...................         55.5             22.5              117.2               64.3
                                    --------------  ----------------   ----------------  ------------------
    Total revenues.................        631.5            481.7            1,872.0            1,406.9
                                    --------------  ----------------   ----------------  ------------------

  Promotion and servicing..........        212.1            156.8              620.0              447.1
  Employee compensation and
    benefits.......................        138.8            113.5              398.9              334.5
  All other operating expenses.....         76.5             67.2              214.3              195.8
                                    --------------  ----------------   ----------------  ------------------
    Total expenses.................        427.4            337.5            1,233.2              977.4
                                    --------------  ----------------   ----------------  ------------------

  Adjusted pre-tax earnings
     before minority interest......        204.1            144.2              638.8              429.5
  Minority interest................       (104.1)           (49.0)            (246.1)            (142.9)
                                    --------------  ----------------   ----------------  ------------------
  Adjusted pre-tax  earnings.......        100.0             95.2              392.7              286.6

Pre-tax Adjustments:
  Investment gains (losses), net...         33.8               .6               39.7              109.0
Minority interest..................        104.1             49.0              246.1              142.9
                                    --------------  ----------------   ----------------  ------------------

GAAP Reported:
  Earnings from
     Continuing Operations before
     Federal Income Taxes
     and Minority Interest......... $      237.9     $      144.8       $      678.5      $       538.5
                                    ==============  ================   ================  ==================

For the first nine months of 2000, adjusted pre-tax earnings for Investment Services increased by $465.1 million from the year-earlier period primarily due to higher earnings for Alliance and higher equity in DLJ's earnings. Excluding DLJ's earnings contribution, total segment revenues were up $450.6 million principally due to higher revenues at Alliance. Investment advisory and service fees increased $242.3 million while distribution revenues grew by $155.4 million. The increase in investment advisory and service fees primarily resulted from increases in average assets under management partially offset by a decline in performance fees of $36.8 million to $23.0 million for the first nine months of 2000. These lower performance fees were principally due to a refinement of procedures for estimating these fees implemented in fourth quarter 1999. Currently, a substantial number of accounts that may earn performance fees have a calendar year measurement period; therefore, the majority of these fees are recognized in the fourth quarter. The growth in distribution revenues was principally due to higher average equity mutual fund assets under management attributed to sales and to market appreciation.

The resolution of a class action lawsuit at Alliance resulted in the recognition of a one-time, non-cash gain of $23.9 million in first quarter 2000, which reduced all other operating expenses for the 2000 period. When this one-time gain is excluded, Investment Services' total expenses increased by $279.7 million for the first nine months of 2000 primarily due to increases in mutual fund promotional expenses and employee compensation and benefits at Alliance. Promotion and servicing increased 38.7% principally due to increased distribution plan payments resulting from higher average domestic, offshore and cash management assets under management and higher amortization of deferred sales commissions, as well as higher travel, entertainment and promotional expenses incurred in connection with mutual fund sales initiatives. Higher compensation and benefits were due to increased incentive and base compensation and commissions reflecting increased headcounts in the mutual fund area along with salary increases. Commissions increased primarily due to higher mutual fund and institutional sales.

On October 2, 2000, Alliance completed its acquisition of substantially all of the assets and liabilities of Bernstein for an aggregate current value of approximately $3.5 billion ($1.48 billion in cash and 40.8 million newly issued Alliance Units). The Holding Company provided Alliance with the cash portion of the consideration by purchasing approximately 32.6 million newly issued Alliance Units for $1.60 billion on June 21, 2000. AXA Financial's consolidated economic interest in Alliance was approximately 52.7%, 13.2% held by the Holding Company and 39.5% by Equitable Life, after the transaction closed. Additionally, the Holding Company has agreed to provide liquidity to former Bernstein shareholders after a two-year lock-out period to allow the 40.8 million private Units to be sold to the Holding Company over the following eight years, but generally not more than 20% of such Units in any one annual period.

On November 3, 2000, the Holding Company and the Company sold their 34.6% and 28.4% respective interests in DLJ to the Credit Suisse Group. The Holding Company and the Company received $1.28 billion and $1.05 billion in cash and $2.67 billion (13.8 million shares) and $2.19 billion (11.4 million shares) in Credit Suisse Group common stock, respectively. The fair value of the stock consideration was based on the exchange rate and stock price at the time the transaction closed. Credit Suisse Group repurchased $1.18 billion (6.3 million shares) of its common stock from the Holding Company and Equitable Life at closing. The Company estimates the gain on the DLJ sale at $1.10 billion (net of $868.2 million in taxes, including the $186.3 million recorded in third quarter
2000).

Fees and Assets Under Management.

As the following table illustrates, third party clients represent the primary source of fees from assets under management.

                        Fees and Assets Under Management
                                  (In Millions)

                                                                                           At or For the
                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                        --------------------------------------   -----------------------------------
                                                2000              1999                2000              1999
                                        --------------------------------------   --------------- -------------------
FEES:
Third parties...........................   $      356.1        $      268.7       $    1,025.9    $      791.5
Equitable Life Separate Accounts........           28.0                27.4               87.3            79.2
Equitable Life General Account
   and other............................           10.1                10.9               32.8            33.0
                                          ------------------- ----------------   --------------- -------------------
Total Fees..............................   $      394.2        $      307.0       $    1,146.0    $      903.7
                                          =================== ================   =============== ===================

ASSETS UNDER MANAGEMENT:
Assets by Manager
Alliance:
  Third party................................................................     $   324,070     $   256,423
  Equitable Life Separate Accounts - EQ Advisors Trust.......................          37,015          30,852
  Equitable Life Separate Accounts - other...................................           4,527           4,700
  Equitable Life General Account and Holding Company Group...................          22,782          25,299
                                                                                 --------------- -------------------
Total Alliance...............................................................         388,394         317,274
                                                                                 --------------- -------------------

Equitable Life:
  Equitable Life (non-Alliance) General Account..............................          14,720          13,047
  Equitable Life (non-Alliance) Separate Accounts - EQ Advisors Trust........           8,333           4,838
  Equitable Life real estate related Separate Accounts.......................           2,178           3,825
  Equitable Life Separate Accounts - other...................................           3,726           2,020
                                                                                 --------------- -------------------
Total Equitable Life ........................................................          28,957          23,730
                                                                                 --------------- -------------------

Total by Account:
  Third party................................................................         324,070         256,423
  General Account and other..................................................          37,502          38,346
  Separate Accounts..........................................................          55,779          46,235
                                                                                 --------------- -------------------
Total Assets Under Management................................................     $   417,351     $   341,004
                                                                                 =============== ===================

Fees from assets under management increased 26.8% for the first nine months of 2000 from the comparable 1999 period as a result of growth in assets under management for third parties principally at Alliance. The Alliance assets under management growth in the first nine months of 2000 was primarily due to market appreciation, good investment performance and net sales of mutual funds and other products.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

Management discusses the Closed Block assets and assets outside of the Closed Block on a combined basis as General Account Investment Assets. The following table reconciles the consolidated balance sheet asset amounts to General Account Investment Assets.

                General Account Investment Asset Carrying Values
                               September 30, 2000
                                  (In Millions)

                                                                                                 General
                                                                                                 Account
                                            Balance           Closed                            Investment
Balance Sheet Captions:                      Sheet            Block          Other(1)           Assets(2)
------------------------------------     ---------------  --------------- ----------------   -----------------
Fixed maturities:
  Available for sale(3)............   $     16,745.5      $   4,284.4      $      (69.7)     $     21,099.6
  Held to maturity.................            140.1              -                 -                 140.1
Mortgage loans on real estate......          3,078.2          1,606.2               -               4,684.4
Equity real estate.................            997.4             47.1              (2.6)            1,047.1
Policy loans.......................          2,473.9          1,564.9                .6             4,038.2
Other equity investments...........            860.6             36.0               -                 896.6
Other invested assets..............          3,909.0              1.5           3,282.2               628.3
                                    --------------------  --------------- ----------------   -----------------
  Total investments................         28,204.7          7,540.1           3,210.5            32,534.3
Cash and cash equivalents..........            213.3            141.4             291.9                62.8
Corporate debt and other(4)........              -                -             1,125.3            (1,125.3)
                                    --------------------  --------------- ----------------   -----------------
Total..............................   $     28,418.0      $   7,681.5      $    4,627.7      $     31,471.8
                                    ====================  =============== ================   =================

(1) Assets listed in the "Other" category principally consist of assets held in portfolios other than the General Account (primarily in Alliance and the investment in DLJ) which are not managed as part of General Account
     Investment Assets and certain reclassifications and intercompany adjustments. The "Other" category is deducted in arriving at General Account Investment Assets.
(2) General Account Investment Assets are computed by adding the Balance Sheet and Closed Block and deducting the Other amounts.
(3) At September 30, 2000, the amortized cost of the General Account's available for sale and held to maturity fixed maturities portfolios were $21.77 billion and $140.1 million, respectively, compared with estimated market values of $21.10 billion and $140.1 million, respectively.
(4) Includes Equitable Life debt and other miscellaneous assets and liabilities related to General Account Investment assets and various balance sheet lines.

Asset Valuation Allowances and Writedowns

Writedowns on fixed maturities were $136.3 million and $138.2 million for the first nine months of 2000 and 1999, respectively. The following table shows asset valuation allowances and additions to and deductions from such allowances for mortgages and equity real estate for the periods indicated.

                        General Account Investment Assets
                              Valuation Allowances
                                  (In Millions)

                                                                    Equity Real
                                                Mortgages             Estate                 Total
                                           -------------------- -------------------- ----------------------
Balances at January 1, 2000................  $      32.1         $     145.8          $     177.9
Additions..................................          9.5                36.4                 45.9
Deductions(1)..............................         (3.2)              (89.7)               (92.9)
                                            ------------------- -------------------- ----------------------
Ending Balances at September 30, 2000......  $      38.4         $      92.5          $     130.9
                                            =================== ==================== ======================

Balances at January 1, 1999................  $      45.4         $     211.8          $     257.2
Additions..................................          6.8                31.7                 38.5
Deductions(1)..............................        (11.2)             (104.5)              (115.7)
                                            ------------------- -------------------- ----------------------
Ending Balances at September 30, 1999......  $      41.0         $     139.0          $     180.0
                                            =================== ==================== ======================

(1)      Primarily reflected releases of allowances due to asset dispositions and writedowns.

General Account Investment Assets

The following table shows amortized cost, valuation allowances and net amortized cost of major categories of General Account Investment Assets at September 30, 2000 and net amortized cost at December 31, 1999.

                        General Account Investment Assets
                                  (In Millions)

                                                    September 30, 2000                  December 31, 1999
                                     ----------------------------------------------- ------------------------
                                                                            Net                Net
                                        Amortized        Valuation       Amortized          Amortized
                                           Cost          Allowances         Cost              Cost
                                     ----------------- --------------- ------------- ------------------------
Fixed maturities(1).................. $    21,909.3     $       -      $  21,909.3      $       23,719.1
Mortgages............................       4,722.8            38.4        4,684.4               4,974.2
Equity real estate...................       1,139.6            92.5        1,047.1               1,251.2
Other equity investments.............         896.6             -            896.6                 826.2
Policy loans.........................       4,038.2             -          4,038.2               3,851.2
Cash and short-term investments......         691.1             -            691.1               1,220.6
                                      ---------------- --------------- ------------- ------------------------
Total................................ $    33,397.6     $     130.9    $  33,266.7      $       35,842.5
                                      ================ =============== ============= ========================

(1) Excludes unrealized losses of $669.6 million and unrealized gains of $896.4 million in fixed maturities classified as available for sale at September 30, 2000 and December 31, 1999, respectively.

Investment Results of General Account Investment Assets

                      Investment Results by Asset Category
                              (Dollars In Millions)

                                  Three Months Ended September 30,                     Nine Months Ended September 30,
                         ---------------------------------------------------  ----------------------------------------------------
                                  2000                       1999                      2000                       1999
                         ------------------------   ------------------------  -------------------------  -------------------------
                            (1)                       (1)                        (1)                        (1)
                           Yield       Amount        Yield        Amount        Yield       Amount         Yield      Amount
                         --------- ---------------  ----------- ------------  ----------  -------------  ---------- --------------
Fixed Maturities:
  Income..............      8.01%   $    441.2        8.01%     $    465.2        8.01%   $   1,363.5        7.90%  $   1,362.1
  Investment
    gains/(losses)....     (1.26)%       (67.6)      (0.84)%         (47.5)      (1.40)%       (232.7)      (1.17)%      (196.8)
                         --------- ---------------  ----------- ------------  ----------  -------------  ---------- --------------
  Total...............      6.75%   $    373.6        7.17%     $    417.7        6.61%   $   1,130.8        6.73%  $   1,165.3
  Ending assets(2)....              $ 22,201.4                  $ 24,337.4                $  22,201.4               $  24,337.4
Mortgages:
  Income..............      8.63%   $     97.9        8.30%     $     99.3        8.54%   $     297.5        8.71%  $     301.5
  Investment
    gains/(losses)....     (0.30)%        (3.3)      (0.07)%           (.8)      (0.14)%         (4.8)      (0.11)%        (3.4)
                         --------- ---------------  ----------- ------------  ----------  -------------  ---------- --------------
  Total...............      8.33%   $     94.6        8.23%     $     98.5        8.40%   $     292.7        8.60%  $     298.1
  Ending assets(3)....              $  4,715.8                  $  4,942.3                $   4,715.8               $   4,942.3
Equity Real
  Estate:
  Income(4)...........      7.18%   $     14.6        8.35%     $     27.1        8.03%   $      53.9        7.61%  $      75.3
  Investment
    gains/(losses)....     (3.69)%        (7.4)      (0.41)%          (1.3)      (1.49)%         (9.8)       1.69%         16.2
                         --------- ---------------  ----------- ------------  ----------  -------------  ---------- --------------
  Total...............      3.49%   $      7.2        7.94%     $     25.8        6.54%   $      44.1        9.30%  $      91.5
  Ending assets(4)....              $    803.5                  $  1,318.5                $     803.5               $   1,318.5
Other Equity
  Investments:
  Income..............     12.47%   $     28.4       11.53%     $     23.1       33.35%   $     199.1       26.73%  $     153.3
  Investment
    gains/(losses)....     (0.32)%        (0.7)       5.40%           10.2       (4.31)%        (23.5)      17.25%         86.4
                         --------- ---------------  ----------- ------------  ----------  -------------  ---------- --------------
  Total...............     12.15%   $     27.7       16.93%     $     33.3       29.04%   $     175.6       43.98%  $     239.7
  Ending assets(5)....              $    974.8                  $    807.2                $     974.8               $     807.2
Policy Loans:
  Income..............      6.68%   $     64.6        6.90%     $     63.3        6.71%   $     191.5        6.77%  $     184.8
  Ending assets.......              $  4,038.2                  $  3,812.1                $   4,038.2               $   3,812.1
Cash and Short-term
  Investments:
  Income..............      9.06%   $     13.5        7.80%     $     15.8       10.46%   $      57.8        7.38%  $      51.8
  Ending assets(6)....              $    707.0                  $    982.0                $     707.0               $     982.0
Equitable Life
  Debt and Other:
  Interest expense
    and other.........      6.36%   $    (13.3)       7.18%     $    (11.2)       7.53%   $     (40.8)       8.40%  $     (38.6)
  Ending liabilities..              $ (1,125.3)                 $   (692.4)               $  (1,125.3)              $    (692.4)
Total:
  Income(7)...........      8.10%   $    646.9        8.03%     $    682.6        8.62%   $   2,122.5        8.28%  $   2,090.2
  Investment
    gains/(losses)....     (1.01)%       (79.0)      (0.47)%        (39.4)       (1.13)%       (270.8)      (0.40)%       (97.6)
                         --------- ---------------  ----------- ------------  ----------  -------------  ---------- --------------
  Total(8)............      7.09%   $    567.9        7.56%     $    643.2        7.49%   $   1,851.7        7.88%  $   1,992.6
  Ending net assets...              $ 32,315.4                  $ 35,507.1                $  32,315.4               $  35,507.1





(1)   Yields have been  calculated  on a compound  annual  effective  rate basis using the quarterly average asset carrying values excluding unrealized gains (losses) in fixed maturities and adjusted for the current periods' income, gains and fees. Annualized yields are not necessarily indicative of a full year's results.
(2) Fixed maturities investment assets are shown net of securities purchased but not yet paid for of $211.2 million and $139.0 million, and include accrued income of $372.4 million and $399.0 million, amounts due from securities sales of $115.7 million and $50.9 million and other assets of $15.2 million and $19.7 million as of September 30, 2000 and 1999, respectively.
(3) Mortgage investment assets include accrued income of $58.7 million and $61.2 million and are adjusted for related liability balances of $(27.3) million and $(25.8) million as of September 30, 2000 and 1999, respectively.
(4) Equity real estate investment assets are shown net of third party debt and minority interest in real estate of $251.4 million and $280.8 million, and include accrued income of $16.3 million and $28.5 million and are adjusted for related liability balances of $(8.5) million and $(1.6) million as of September 30, 2000 and 1999, respectively. Equity real estate income is shown net of operating expenses, depreciation, third party interest expense and minority interest. Third party interest expense and minority interest totaled $4.4 million, $3.9 million, $12.3 million and $15.0 million for the third quarter and first nine months of 2000 and of 1999, respectively.
(5) Other equity investment assets include adjustment for accrued income and pending settlements of $7.3 million and $1.2 million as of September 30, 2000 and 1999, respectively.
(6) Cash and short-term investments are shown net of financing arrangements of $0.0 million and $(107.1) million and other adjustments for accrued income and cash in transit of $15.9 million and $30.0 million as of September 30, 2000 and 1999, respectively.
(7) Total investment income includes non-cash income from amortization, payments-in-kind distributions and undistributed equity earnings of $15.0 million, $14.2 million, $46.9 million and $47.5 million for the third quarters and first nine months of 2000 and of 1999, respectively. Investment income is shown net of depreciation of $5.5 million, $6.2 million, $16.2 million and $16.8 million for the same respective periods.
(8) Total yields are shown before deducting investment fees paid to its investment advisors. These fees include asset management, acquisition, disposition, accounting and legal fees. If investment fees had been deducted, total yields would have been 6.85%, 7.29%, 7.26% and 7.62% for the third quarter and the first nine months of 2000 and of 1999, respectively.

Fixed Maturities. Fixed maturities consist largely of investment grade corporate debt securities, including significant amounts of U.S. government and agency obligations. At September 30, 2000 and December 31, 1999, respectively, 76.1% and 76.9% of total fixed maturities were publicly traded; 81.5% and 87.4% of below investment grade securities were also publicly traded. The $232.7 million of investment losses in the first nine months of 2000 were due to $136.3 million of writedowns primarily on high yield and emerging market securities and $96.4 million of losses on sales.

                       Fixed Maturities By Credit Quality
                                  (In Millions)

                                              September 30, 2000                       December 31, 1999
                                       --------------------------------------   ------------------------------------
                   Rating Agency
  NAIC              Equivalent           Amortized             Estimated         Amortized            Estimated
 Rating             Designation            Cost                Fair Value           Cost             Fair Value
--------------   ----------------      -----------------    -----------------   ----------------- ------------------
     1-2        Aaa/Aa/A and Baa......  $     19,168.3       $    18,859.6       $    20,561.4     $   19,973.0
     3-6        BBa and lower.........         2,740.9             2,380.0             3,157.7          2,849.7
                                       -----------------    -----------------   ----------------- ------------------
Total Fixed Maturities...............   $     21,909.2       $    21,239.6       $    23,719.1     $   22,822.7
                                       =================    =================   ================= ==================

At September 30, 2000, AXA Financial held mortgage pass-through securities with an amortized cost of $2.39 billion, $2.41 billion of CMOs, including $1.98 billion in publicly-traded CMOs, and $1.15 billion of public and private asset backed securities, primarily backed by home equity, mortgage, airline and other equipment, and credit card receivables.

The amortized cost of problem and potential problem fixed maturities was $202.4 million (0.9% of the amortized cost of this category) and $169.7 million (0.8%) at September 30, 2000, respectively, compared to $154.0 million (0.6%) and $42.7 million (0.2%) at December 31, 1999, respectively.

Mortgages. Mortgages consist of commercial and agricultural loans. At September 30, 2000, commercial mortgages totaled $2.76 billion (58.4% of the amortized cost of the category) and agricultural loans were $1.97 billion (41.6%).

              Problem, Potential Problem and Restructured Mortgages
                                 Amortized Cost
                                 ( In Millions)

                                                                                 September 30,       December 31,
                                                                                     2000                1999
                                                                                ----------------   -----------------

COMMERCIAL MORTGAGES..........................................................  $   2,757.0        $    3,048.2
Problem commercial mortgages..................................................         60.1                  .5
Potential problem commercial mortgages........................................         52.7               120.6
Restructured commercial mortgages.............................................        125.0               130.7

AGRICULTURAL MORTGAGES........................................................  $   1,965.6        $    1,957.4

The original weighted average coupon rate on the $125.0 million of restructured mortgages was 8.9%. As a result of these restructurings, the restructured weighted average coupon rate was 8.1% and the restructured weighted average cash payment rate was 8.5%.

At September 30, 2000 and 1999, respectively, management identified impaired mortgage loans with carrying values of $138.4 million and $178.1 million. The provisions for losses for these impaired mortgage loans were $25.0 million and $34.8 million at September 30, 2000 and 1999, respectively. For the first nine months of 2000 and of 1999, respectively, income accrued on these loans was $9.8 million and $11.6 million, including cash received of $8.8 million and $11.6 million.

For the first nine months of 2000, scheduled principal amortization payments and prepayments on commercial mortgage loans received aggregated $294.0 million. In addition, $192.0 million of commercial mortgage loan maturity payments were scheduled: $181.8 million were paid as due and $10.2 million were granted short-term extensions.

Equity Real Estate. As of September 30, 2000, on the basis of amortized cost, the equity real estate category included $723.0 billion (63.4%) acquired as investment real estate and $416.6 million (36.6%) acquired through or in lieu of foreclosure (including in-substance foreclosures).

During the first nine months of 2000 and 1999, respectively, proceeds from the sale of equity real estate totaled $195.7 million and $257.6 million, and gains of $33.4 million and $36.9 million were recognized. The carrying value of the equity real estate at the date of sale reflected total writedowns and additions to valuation allowances on the properties taken in periods prior to their sale of $85.4 million and $95.7 million, respectively.

At September 30, 2000, the vacancy rate for AXA Financial's office properties was 7.0% in total, with a vacancy rate of 6.1% for properties acquired as investment real estate and 13.6% for properties acquired through foreclosure. The national commercial office vacancy rate was 9.7% (as of June 30, 2000) as measured by CB Richard Ellis.

Other Equity Investments. Other equity investments consist of private equity, LBO, mezzanine, venture capital and other limited partnership interests ($669.0 million or 68.6% of the amortized cost of this portfolio at September 30, 2000), alternative limited partnerships ($192.7 million or 19.8%) and common stock and other equity securities, including the excess of Separate Account assets over Separate Account liabilities. Alternative funds utilize trading strategies that may be leveraged; they attempt to protect against market risk through a variety of methods, including short sales, financial futures, options and other derivative instruments. Other equity investments can produce significant volatility in investment income since they predominantly are accounted for in accordance with the equity method which treats increases and decreases in the estimated fair value of the underlying assets (or allocable portion thereof, in the case of partnerships), whether realized or unrealized, as investment income or loss to the General Account. Effective January 1, 1999, all investments in publicly-traded common equity securities in the General Account and Holding Company Group portfolios were designated as "trading securities" for purposes of classification under SFAS No. 115. Investment gains of $83.5 million and $3.8 million, respectively, were recognized at that date on the two portfolios. Changes in the investments' fair value are included in investment income. Returns on equity investments are very volatile and investment results for any period are not representative of any other period.

LIQUIDITY AND CAPITAL RESOURCES

Equitable Life paid a $150.0 million shareholder dividend in May 2000, followed by a $100.0 million shareholder dividend in September 2000.

Equitable Life has a commercial paper program with an issue limit of up to $1.00 billion. This program is available for general corporate purposes. On June 30, 2000, Equitable Life renewed its $350.0 million 5-year credit facility expiring in June 2005 and its $350.0 million 364-day credit facility. These credit facilities support the commercial paper program. Equitable Life uses this program from time to time in its liquidity management. At September 30, 2000, $523.7 million was outstanding under the commercial paper program; there were no amounts outstanding under the credit facilities.

On June 21, 2000, Alliance sold 32.6 million newly issued Units to the Holding Company for $1.60 billion. Alliance used the proceeds primarily to finance the cash portion of the acquisition price of Bernstein.

At September 30, 2000, Alliance had $471.8 million of commercial paper and ECNs, borrowings under the revolving credit facilities of $48.0 million and a $3.1 million note outstanding. In October 2000, Alliance entered into a $250 million two-year revolving credit facility using terms substantially similar to the $425 million and $200 million revolving credit facilities. The revolving credit facilities will be used to provide back-up liquidity for Alliance's commercial paper program, to fund commission payments to financial intermediaries for the sale of certain mutual funds and for general working capital purposes. The revolving credit facilities contain covenants that, among other things, require Alliance to meet certain financial ratios.

Consolidated Cash Flows

Net cash used by operating activities was $1.83 billion for the first nine months of 2000 compared to net cash provided by operating activities of $363.0 million for the first nine months of 1999.

Net cash provided by investing activities was $224.5 million for the first nine months of 2000 as compared to net cash used by investing activities of $1.87 billion for the same period in 1999. In the 2000 period, sales, maturities and repayments of investment assets exceeded purchases by $2.15 billion. This was partially offset by a $1.76 billion increase in short-term investments principally at Alliance related to funds used to complete the Bernstein acquisition in October 2000. In the comparable 1999 period, investment purchases exceeded sales, maturities and repurchases by $1.65 billion.

Net cash provided by financing activities was $544.7 million for the first nine months of 2000 as compared to $712.1 million for the 1999 period. In second quarter 2000, a $1.60 billion increase in cash flows resulted from the Holding Company's purchase of new Alliance Units while the Equitable Life $250.0 million shareholder dividends partially offset the effect of that transaction. During the first nine months of 2000, withdrawals from policyholders' accounts and transfers to Separate Accounts exceeded deposits by $1.12 billion. In the first nine months of 1999, the $433.4 million increase in short-term financings and the $536.8 million excess of deposits to policyholders' accounts over withdrawals and transfers to Separate Accounts were partially offset by the $150.0 million dividend paid by Equitable Life.

The operating, investing and financing activities described above resulted in a decrease in cash and cash equivalents during the first nine months of 2000 of $414.7 million to $213.3 million.

FORWARD-LOOKING STATEMENTS

The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial condition. Forward-looking statements include, among other things, discussions concerning the potential exposure of the Company to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important factors that could cause such differences.

Market Risk. The businesses of the Company and its Investment Subsidiaries are subject to market risks arising from their insurance asset/liability management, investment management and trading activities. Primary market risk exposures exist in the Insurance and Investment Services segments and result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosure About Market Risk" and in Note 13 of Notes to Consolidated Financial Statements in the 1999 Form 10-K.

Following the sale of its shareholdings in DLJ and the sale of certain Credit Suisse Group common stock ("CSG Shares"), the Company held CSG Shares with a market value of approximately $1.66 billion as of November 3, 2000. Any changes in the market value of CSG Shares will affect earnings.

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

Technology and Information Systems. The Company's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with agents, employees and clients, and recording information for accounting and management information purposes. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse affect on the results of operations of the Company and, ultimately, its ability to achieve their strategic goals.

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Company, like other life and health insurers, is involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its consolidated results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Company and its subsidiaries. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation" in the 1999 Form 10-K and "Legal Proceedings" in the 1999 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial
Statements for the pronouncements issued but not implemented. In addition, members of the NAIC approved its Codification project providing regulators and insurers with uniform statutory guidance, addressing areas where statutory accounting previously was silent and changing certain existing statutory positions. Equitable Life will be subject to Codification to the extent and in the form adopted in New York State, which would require action by both the New York legislature and the New York Insurance Department. In February 2000, the Superintendent indicated the New York Insurance Department intends to proceed with implementation of Codification rules, subject to any provisions in New York statutes which conflict with particular points in the Codification rules. It is not possible to predict in what form, or when Codification will be adopted in New York, and accordingly it is not possible to predict the effect of Codification on Equitable Life.

Regulation. The businesses conducted by the Company and its subsidiaries and affiliates are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and customer privacy. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group and the Holding Company's other subsidiaries conducting insurance related businesses are subject to the supervision of the insurance regulators of each of the 50 states.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures About Market Risk" in the 1999 Form 10-K.

PART II        OTHER INFORMATION


Item 1.        Legal Proceedings.


There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 1999, except as described below:

In Cole, in April 2000, the Appellate Division, First Department unanimously affirmed, with costs, the decisions of the lower court dismissing all of plaintiffs' claims and denying plaintiffs' motion for class certification. In June 2000, the Appellate Division denied plaintiffs' motion for reargument or, in the alternative, leave to appeal to the New York Court of Appeals. In August 2000, plaintiffs moved for leave to appeal to the New York Court of Appeals. This motion has been briefed and is pending before the court.

In Franze, in October 2000, the District Judge affirmed the Magistrate's Report and Recommendation and, accordingly, denied Equitable Life's and EVILCO's motion for summary judgment and granted plaintiffs' motion for class certification. Equitable Life and EVLICO have filed a petition for permission to appeal the order denying summary judgment and granting class certification.

In Kane, plaintiff's claims have been settled on an individual basis and the action has been dismissed.

In Fischel, in June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs have challenged the District Court's subject matter jurisdiction over the health benefit claims. Briefing has not yet been completed.

In R.S.M., in April 2000, following confirmatory discovery pursuant to the Memorandum of Understanding, plaintiffs indicated that they would proceed with the litigation. In August 2000, plaintiffs filed a first amended and supplemental class action complaint. The amended complaint alleges in connection with the reorganization that, inter alia, the partnership agreement of Alliance Holding was not validly amended, the reorganization of Alliance Holding was not validly effected, the information disseminated to holders of units of limited partnership interests in Alliance Holding was materially false and misleading, and the defendants breached their fiduciary duties by structuring the reorganization in a manner that was grossly unfair to plaintiffs. Plaintiffs seek declaratory, monetary and injunctive relief relating to the allegations contained in the amended complaint. In September 2000, all defendants other than Robert H. Joseph, Jr. filed an answer to the amended complaint denying the material allegations contained therein. In lieu of joining in the answer to the amended complaint, Mr. Joseph filed a motion to dismiss in September 2000. In November 2000, defendants, other than Mr. Joseph, filed a motion to dismiss the amended complaint and their opening brief in support thereto.

In March 2000, an action entitled Brenda McEachern v. The Equitable Life Assurance Society of the United States and Gary Raymond, Jr. was commenced against Equitable Life and one of its agents in Circuit Court, Mobile County, Alabama, and asserts claims under state law. The action was brought by an individual who alleges that she purchased a variable annuity from Equitable Life in 1997. The action purports to be on behalf of a class consisting of all persons who from January 1, 1989 (i) purchased a variable annuity from Equitable Life to fund a qualified retirement plan, (ii) were charged allegedly unnecessary fees for tax deferral for variable annuities held in qualified retirement accounts, or (iii) were sold a variable annuity while owning a qualified retirement plan from Equitable Life. The complaint alleges various improper sales practices, including misrepresentations in connection with the use of variable annuities in a qualified retirement plan or similar arrangement, charging inflated or hidden fees, and failure to disclose unnecessary tax deferral fees. Plaintiff seeks damages, including punitive damages, in an unspecified amount and attorneys' fees and expenses. In May 2000, Equitable Life removed the case to the United States District Court for the Southern District of Alabama and filed a motion to dismiss the complaint, and the plaintiff has filed a motion to remand the case to state court. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

In June 2000, an action entitled Raymond Patenaude v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Superior Court of California, County of San Diego. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The named plaintiff purports to act as a private attorney general on behalf of the general public of the State of California under California consumer protection statutes and also asserts individual common-law claims. On behalf of the named plaintiff and the general public, the complaint asserts claims for unlawful, unfair or fraudulent business acts and practices and for false or misleading advertising. On behalf of the named plaintiff alone, the complaint alleges claims for fraud, fraudulent concealment and deceit, negligent misrepresentation and negligence. The complaint seeks injunctive relief, restitution for members of the general public of the State of California who have been harmed by defendants' conduct, compensatory and punitive damages on behalf of the named plaintiff, and attorneys' fees, costs and expenses. In July 2000, the defendants removed the case to the United States District Court for the Southern District of California and filed a motion to dismiss the complaint. In August 2000, the plaintiff filed a motion to remand the case to state court. By order dated October 11, 2000, the District Court denied plaintiff's motion to remand and granted defendants' motion to dismiss the action. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

In October 2000, an action entitled Sham Malhotra, et al. v. The Equitable Life Assurance Society of the United States, AXA Advisors, LLC and Equitable Distributors, Inc. was commenced in the Supreme Court of the State of New York, County of Nassau. The action was brought by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The complaint asserts claims for: deceptive business acts and practices in violation of the New York General Business Law ("GBL"); use of misrepresentations and misleading statements in violation of the New York Insurance Law; false or misleading advertising in violation of the GBL; fraud, fraudulent concealment and deceit; negligent misrepresentation; negligence; unjust enrichment and imposition of a constructive trust; declaratory and injunctive relief; and reformation of the annuity contracts. The complaint seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York. The defendants' time to respond to the complaint has not yet expired. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

In January 2000, the California Supreme Court denied Equitable Life's petition for review of an October 1999 decision by the California Court of Appeal which reversed the dismissal by the Superior Court of Orange County, California of an action entitled BT-I v. The Equitable Life Assurance Society of the United
States. The action was commenced in 1995 by a real estate developer in connection with a limited partnership formed in 1991 with Equitable Life on behalf of Prime Property Fund ("PPF"). Equitable Life serves as investment manager for PPF, an open-end, commingled real estate separate account of Equitable Life for pension clients. Plaintiff alleges, among other claims, that Equitable Life breached its fiduciary duty as general partner of the limited partnership principally in connection with the 1995 purchase and subsequent foreclosure by Equitable Life on behalf of PPF of the loan which financed the partnership's property. The plaintiff seeks compensatory and punitive damages. In reversing the Superior Court's dismissal of the plaintiff's claims, the Court of Appeal held that a general partner who acquires a partnership obligation breaches its fiduciary duty by foreclosing on partnership assets. The case was remanded to the Superior Court for further proceedings, and in May 2000, the court scheduled a jury trial for February 2001. In August 2000, Equitable Life filed a motion for summary adjudication on plaintiff's claims, based on the purchase and subsequent foreclosure of the loan which financed the partnership's property, for punitive damages. In October 2000, following the issuance of a tentative ruling denying Equitable Life's motion, the Superior Court heard oral argument and took the matter under submission. Also in October 2000, plaintiff filed a motion for leave to file a supplemental complaint to add allegations relating to the post-foreclosure transfer of certain funds from the partnership to Equitable Life. The proposed supplemental complaint alleges, among other things, that such conduct constitutes self-dealing and a breach of fiduciary duty, and seeks compensatory and punitive damages based on such conduct. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

Following the August 30, 2000 announcement of AXA's proposal to purchase the outstanding shares of AXA Financial common stock that it does not already own, the following fourteen putative class action lawsuits were commenced in the Delaware Court of Chancery: Fred ----- Buff v. AXA Financial, Inc., et al., Sarah Wolhendler v. Claude Bebear, et al.; Jerome and Selma Stone v. AXA Financial, Inc., et al.; Louis Deranieri v. AXA Financial, Inc., et al.; Maxine Phillips v. AXA Financial, Inc., et al.; Ruth Ravnitsky v. AXA Financial, Inc., et al.; Richard Kager v. AXA Financial, Inc., et al.; Mortimer Cohen v. AXA Financial, Inc., et al.; Lee Koneche, et al. v. AXA Financial, Inc., et al.; Denver Employees Retirement Plan v. AXA Financial, Inc., et al.; Harry Hoffman
v. AXA Financial, Inc., et al.; Joseph Villari v. AXA Financial, Inc., et al.; Max Boimal v. AXA Financial, Inc., et al.; and Jay Gottlieb v. AXA Financial, Inc., et al. AXA Financial, AXA, and directors and/or officers of AXA Financial are named as defendants in each of these lawsuits. The various plaintiffs each purport to represent a class consisting of owners of AXA Financial common stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. They challenge the adequacy of the offer announced by AXA and allege that the defendants have engaged or will engage in unfair dealing, overreaching and/or have breached or will breach fiduciary duties owed to the minority shareholders of AXA Financial. The complaints seek declaratory and injunctive relief, an accounting, and unspecified compensatory damages, costs and expenses, including attorneys' fees. It is anticipated that the Delaware suits will be consolidated under the caption Fred Buff v. AXA Financial, Inc., et al. A similar lawsuit was filed in the Supreme Court of the State of New York, County of New York, after the filing of the first Delaware action; it is captioned Harbor Finance Partners v. AXA Financial, Inc., et al. By agreement, the defendants' time to respond to the complaints in the Delaware and New York actions has been extended indefinitely. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of these cases should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, three putative class action lawsuits have been filed in the Delaware Court of Chancery naming AXA Financial as one of the defendants and challenging the proposed sale of DLJ because the transaction does not include the sale of DLJdirect tracking stock. These actions are captioned Irvin Woods, et al. v. Joe
L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; and Andrew Loguercio v. Joe L. Roby, et al. The plaintiffs in these cases purport to represent a class consisting of the holders of DLJdirect tracking stock and their successors in interest, excluding the defendants and any person or entity related to or affiliated with any of the defendants. Named as defendants are AXA Financial, DLJ and the DLJ directors. The complaints assert claims for breaches of fiduciary duties, and seek an unspecified amount of compensatory damages and costs and expenses, including attorneys' fees. The plaintiffs in the Woods case unsuccessfully sought a hearing in connection with their motion for an order enjoining the transaction. The parties in these cases have agreed to extend the time for defendants to respond to the complaints. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of these cases should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

Subsequent to the August 30, 2000 announcement of the proposed sale of DLJ, a putative class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Siamac Sedighim v. Donaldson, Lufkin & Jenrette, Inc., et al. This action challenges the proposed sale of DLJ (for omitting the DLJdirect tracking stock) also alleges claims relating to the initial offering of the DLJdirect tracking stock. The complaint alleges claims for violations of the securities laws, breaches of the fiduciary duties of loyalty, good faith and due care, aiding and abetting such breaches, and breach of contract. The plaintiff purports to represent a class consisting of: all purchasers of DLJdirect tracking stock in the initial public offering and thereafter (with respect to the securities law claims); and all owners of DLJdirect tracking stock who allegedly have been or will be injured by the proposed sale of DLJ (with respect to all other claims). Named as defendants are AXA Financial, Equitable Life, AXA S.A., DLJ, Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse Group, Diamond Acquisition Corp., and DLJ's directors. The complaint seeks declaratory and injunctive relief, an unspecified amount of damages, and costs and expenses, including attorney's fees. The defendants' time to respond has not yet expired. Although the outcome of litigation cannot be predicted with certainty, particularly in the early stages of an action, AXA Financial's management believes that the ultimate resolution of this litigation should not have a material adverse effect on the consolidated financial position of AXA Financial. AXA Financial's management cannot make an estimate of loss, if any, or predict whether or not any such litigation will have a material adverse effect on AXA Financial's consolidated results of operations in any particular period.

In the Alliance  North  American  Government  Income Trust action,  on August 3,
2000, the court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the fund had thirty days from the date the order became final to appeal the order. The order became final on September 6, 2000. Management of Alliance Holding and Alliance do not expect that the settlement will have a material adverse effect on Alliance Holding's or Alliance's results of operations or financial condition.

Since AXA Financial sold its interest in DLJ to the Credit Suisse Group on November 3, 2000, AXA Financial will no longer disclose in its Exchange Act reports and filings legal proceedings and related matters arising out of DLJ's and its subsidiaries' operations.

In addition to the matters described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Financial's consolidated financial position or results of operations.


Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    Exhibit 27      Financial Data Schedule

                (b) Reports on Form 8-K


                    On August 30, 2000, the Company filed a Current Report on Form 8-K reporting an agreement to sell DLJ and AXA Group's offer to purchase the minority interest shares of the Holding Company (as amended September 1, 2000).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Life Assurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 10, 2000     THE EQUITABLE LIFE ASSURANCE SOCIETY
                               OF THE UNITED STATES


                               By:      /s/Stanley B. Tulin
                                        ----------------------------------------
                                        Name:   Stanley B. Tulin
                                        Title:  Vice Chairman of the Board
                                                and Chief Financial Officer


Date:    November 10, 2000              /s/Alvin H. Fenichel
                                        ----------------------------------------
                                        Name:    Alvin H. Fenichel
                                        Title:   Senior Vice President
                                        and Controller