Form 10-Q
period 2001-06-30
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 2001-08-13
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001                  Commission File No. 0-25280
--------------------------------------------------------------------------------


            The Equitable Life Assurance Society of the United States
             (Exact name of registrant as specified in its charter)


                    New York                                        13-5570651
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


1290 Avenue of the Americas, New York, New York                       10104
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (212) 554-1234
                                                     ---------------------------


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
                                                               Yes  X    No
                                                                   ---  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Shares Outstanding
             Class                                        at August 10, 2001
-------------------------------------------------    ---------------------------
  Common Stock, $1.25 par value                                2,000,000


                           REDUCED DISCLOSURE FORMAT:

Registrant  meets the conditions set forth in General  Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                     Page #
PART I    FINANCIAL INFORMATION

Item 1:   Unaudited Consolidated Financial Statements
          Consolidated Balance Sheets as of June 30, 2001 and
            December  31, 2000..................................................      3
          Consolidated Statements of Earnings for the Three Months and
            Six Months Ended June 30, 2001 and 2000.............................      4
          Consolidated Statements of Shareholder's Equity  for
            the Six Months Ended June 30, 2001 and 2000.........................      5
          Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2001 and 2000..............................................      6
          Notes to Consolidated Financial Statements............................      7

Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ("Management Narrative")..................     16

Item 3:   Quantitative and Qualitative Disclosures About Market Risk*...........     19

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings.....................................................     20

Item 6:   Exhibits and Reports on Form 8-K......................................     21

SIGNATURES......................................................................     22

*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30,           December 31,
                                                                                   2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)
ASSETS
Investments:
  Fixed maturities:
    Available for sale, at estimated fair value.............................  $    22,324.4        $    20,659.4
    Held to maturity, at amortized cost.....................................            -                  204.6
  Mortgage loans on real estate.............................................        4,430.0              4,712.6
  Equity real estate........................................................        1,031.8              1,017.8
  Policy loans..............................................................        4,063.3              4,034.6
  Other equity investments..................................................          801.8              2,427.2
  Other invested assets.....................................................          725.3                765.8
                                                                              -----------------    -----------------
      Total investments.....................................................       33,376.6             33,822.0
Cash and cash equivalents...................................................        1,027.2              2,116.8
Cash and securities segregated, at estimated fair value.....................        1,102.1              1,306.3
Broker-dealer related receivables...........................................        1,661.7              1,900.3
Deferred policy acquisition costs...........................................        5,261.8              5,128.8
Intangible assets, net......................................................        3,445.6              3,525.8
Amounts due from reinsurers.................................................        2,176.2              2,097.9
Other assets................................................................        3,811.7              3,787.4
Separate Accounts assets....................................................       49,723.8             51,705.9
                                                                              -----------------    -----------------

Total Assets................................................................  $   101,586.7        $   105,391.2
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    20,395.7        $    20,445.8
Future policy benefits and other policyholders liabilities..................       13,442.9             13,432.1
Broker-dealer related payables..............................................        1,499.4              1,283.0
Customers related payables..................................................        1,357.8              1,636.9
Amounts due to reinsurers...................................................          755.6                730.3
Short-term and long-term debt...............................................        1,474.3              1,630.2
Federal income taxes payable................................................        1,576.0              2,003.3
Other liabilities...........................................................        1,607.4              1,650.7
Separate Accounts liabilities...............................................       49,655.5             51,632.1
Minority interest in equity of consolidated subsidiaries....................        1,797.4              1,820.4
Minority interest subject to redemption rights..............................          665.8                681.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................       94,227.8             96,945.9
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,709.0              4,723.8
Retained earnings...........................................................        2,558.3              3,706.2
Accumulated other comprehensive income......................................           89.1                 12.8
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        7,358.9              8,445.3
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $   101,586.7        $   105,391.2
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                    ----------------------------------  ---------------------------------
                                                         2001               2000             2001              2000
                                                    ----------------   ---------------  ----------------  ---------------
                                                                               (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income........................ $      340.4       $      348.6     $      686.1      $      689.0
Premiums...........................................        245.0              288.0            513.7             574.0
Net investment income..............................        580.7              733.2          1,192.6           1,482.4
Investment losses, net.............................        (51.2)             (58.1)           (29.2)           (185.2)
Commissions, fees and other income.................        783.7              642.8          1,558.5           1,293.2
                                                    ----------------   ---------------  ----------------  ---------------
      Total revenues...............................      1,898.6            1,954.5          3,921.7           3,853.4
                                                    ----------------   ---------------  ----------------  ---------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits............................        463.2              517.9            932.3           1,057.2
Interest credited to policyholders' account
  balances.........................................        249.1              254.1            497.9             519.6
Compensation and benefits..........................        360.0              170.6            576.5             374.3
Commissions........................................        179.7              218.5            380.5             487.9
Distribution plan payments.........................        124.1              119.3            248.2             235.8
Amortization of deferred sales commissions.........         57.9               53.2            116.2             103.9
Interest expense...................................         21.7               28.4             47.2              53.8
Amortization of deferred policy acquisition
  costs............................................         57.5               96.2            152.7             191.8
Capitalization of deferred policy acquisition
  costs............................................       (194.1)            (194.9)          (379.6)           (390.5)
Rent expense.......................................         38.4               28.5             76.6              57.6
Amortization of intangible assets, net.............         44.4                1.6             88.8               2.9
Other operating costs and expenses.................        222.2              220.0            472.4             326.0
                                                    ----------------   ---------------  ----------------  ---------------
      Total benefits and other deductions..........      1,624.1            1,513.4          3,209.7           3,020.3
                                                    ----------------   ---------------  ----------------  ---------------

Earnings from continuing operations before
  Federal income taxes and minority interest.......        274.5              441.1            712.0             833.1
Federal income tax expense.........................        (57.5)            (119.0)          (176.4)           (210.2)
Minority interest in net income of
  consolidated subsidiaries........................        (96.7)             (65.2)          (188.2)           (139.4)
                                                    ----------------   ---------------  ----------------  ---------------
Earnings from continuing operations................        120.3              256.9            347.4             483.5
(Loss) earnings from discontinued operations, net
  of Federal income taxes..........................         (1.8)              (1.5)             8.2              (6.4)
Cumulative effect of accounting change, net of
  Federal income taxes.............................          -                  -               (3.5)              -
                                                    ----------------   ---------------  ----------------  ---------------

Net Earnings....................................... $      118.5       $      255.4     $      352.1      $      477.1
                                                    ================   ===============  ================  ===============


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,723.8              3,557.2
(Decrease) increase in additional capital in excess of par value............          (14.8)               418.2
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        4,709.0              3,975.4
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        3,706.2              2,600.7
Net earnings................................................................          352.1                477.1
Shareholder dividends paid..................................................       (1,500.0)              (150.0)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        2,558.3              2,927.8
                                                                              -----------------    -----------------

Accumulated other comprehensive income (loss), beginning of year............           12.8               (392.9)
Other comprehensive income (loss)...........................................           76.3                (44.8)
                                                                              -----------------    -----------------
Accumulated other comprehensive income (loss), end of period................           89.1               (437.7)
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     7,358.9        $     6,468.0
                                                                              =================    =================




                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)

Net earnings................................................................  $       352.1        $       477.1
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          497.9                519.6
    Universal life and investment-type product policy fee income............         (686.1)              (689.0)
    Net change in broker-dealer and customer related receivables/payables...         (142.2)                45.7
    Investment losses, net..................................................           29.2                185.2
    Change in deferred policy acquisition costs.............................         (226.0)              (197.6)
    Change in future policy benefits........................................          (13.9)                57.3
    Change in property and equipment........................................         (140.8)              (122.3)
    Change in Federal income tax payable....................................         (470.6)               (27.8)
    Decrease in segregated cash and securities, net.........................          204.3                  -
    Change in accounts payable and accrued expenses.........................           47.2                 81.2
    Other, net..............................................................          375.1               (235.2)
                                                                              -----------------    -----------------

Net cash (used) provided by operating activities............................         (173.8)                94.2
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        1,192.1              1,282.9
  Sales....................................................................         4,883.3              2,927.4
  Purchases.................................................................       (5,107.7)            (3,437.3)
  Decrease (increase) in short-term investments.............................          165.6                  (.9)
  Other, net................................................................         (230.9)              (140.8)
                                                                              -----------------    -----------------

Net cash provided by investing activities...................................          902.4                631.3
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        1,479.5              1,327.6
    Withdrawals and transfers to Separate Accounts..........................       (1,392.9)            (2,314.8)
  Net (decrease) increase in short-term financings..........................         (156.2)               435.6
  Shareholder dividends paid ...............................................       (1,500.0)              (150.0)
  Proceeds from newly issued Alliance units.................................            -                1,600.0
  Other, net................................................................         (248.6)              (122.8)
                                                                              -----------------    -----------------

Net cash (used) provided by financing activities............................       (1,818.2)               775.6
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................       (1,089.6)             1,501.1
Cash and cash equivalents, beginning of year................................        2,116.8                695.8
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,027.2        $     2,196.9
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        27.5        $        47.7
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       619.4        $       276.9
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      The terms "second quarter 2001" and "second quarter 2000" refer to the three months ended June 30, 2001 and 2000, respectively. The terms "first half of 2001" and "first half of 2000" refer to the six months ended June 30, 2001 and 2000, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the current presentation.

2)    ACCOUNTING CHANGES

      On January 1, 2001, the Company adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by the Company at January 1, 2001 include interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuities contracts and certain reinsurance contracts. Based upon guidance from the FASB and the Derivatives Implementation Group ("DIG"), the caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free standing derivative instruments at January 1, 2001. With respect to adoption of the requirements on embedded derivatives, the Company elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified before that date. As a consequence of this election, coupled with recent interpretive guidance from the FASB and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on the Company's results of operation or its financial position. Upon its adoption of SFAS No. 133, the Company reclassified $196.6 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $5.8 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001.

      The Company adopted SOP 00-3 prospectively as of January 1, 2001 with no financial impact upon initial implementation. Prior period reclassifications have been made to include Closed Block assets, liabilities, revenues and expenses on a line-by-line basis as required by SOP 00-3.

3)    NEW ACCOUNTING PRONOUNCEMENTS

      In 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 required all business combinations initiated after June 30, 2001 to be accounted for using only the purchase method. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests. Other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle.

      The Company will apply SFAS No. 142's provisions beginning in first quarter 2002. The Company's management has not yet determined the impact of the initial application of SFAS No. 142 on results of operations or capital resources.

4)    INVESTMENTS

      Investment valuation allowances and changes thereto are shown below:

                                                                                          Six Months Ended
                                                                                               June,
                                                                                 -----------------------------------
                                                                                      2001                2000
                                                                                 ---------------     ---------------
                                                                                           (In Millions)

      Balances, beginning of year............................................... $      126.2        $     177.9
      Additions charged to income...............................................         15.8               36.4
      Deductions for writedowns and asset dispositions..........................        (25.7)             (76.7)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $      116.3        $     137.6
                                                                                 ===============     ===============

      Balances, end of period:
        Mortgage loans on real estate........................................... $       41.1        $      35.1
        Equity real estate......................................................         75.2              102.5
                                                                                 ---------------     ---------------
      Total..................................................................... $      116.3        $     137.6
                                                                                 ===============     ===============

      For the second quarters and first half of 2001 and of 2000, investment income is shown net of investment expenses of $54.1 million, $57.3 million, $115.4 million and $117.4 million, respectively.

      As of June 30, 2001 and December 31, 2000, fixed maturities classified as available for sale had amortized costs of $22,062.9 million and $20,609.7 million and fixed maturities in the held to maturity portfolio had estimated fair values of $210.5 million at December 31, 2000. Other equity investments included trading securities having carrying values of $5.7 million and $1,563.3 million and costs of $49.6 million and $1,607.1 million at June 30, 2001 and December 31, 2000, respectively, and other equity securities with carrying values of $39.9 million and $28.9 million and costs of $40.5 million and $31.5 million as of June 30, 2001 and December 31, 2000, respectively.

      In the second quarters and first half of 2001 and of 2000, respectively, net unrealized and realized holding (losses) gains on trading account equity securities of $(.2) million, $1.1 million, $26.5 million and $5.4 million were included in net investment income in the consolidated statements of earnings.

      For the first half of 2001 and 2000, proceeds received on sales of fixed maturities classified as available for sale amounted to $3,276.0 million and $2,672.9 million, respectively. Gross gains of $103.7 million and $56.6 million and gross losses of $56.0 million and $111.7 million were realized on these sales for the first half of 2001 and 2000, respectively. Unrealized investment gains related to fixed maturities classified as available for sale increased by $211.7 million during the first half of 2001, resulting in a balance of $261.5 million at June 30, 2001.

      Impaired mortgage loans along with the related provision for losses were as follows:

                                                                                   June 30,          December 31,
                                                                                     2001                2000
                                                                                ---------------    -----------------
                                                                                           (In Millions)

      Impaired mortgage loans with provision for losses.......................   $      80.9        $      170.9
      Impaired mortgage loans without provision for losses....................          17.7                 5.8
                                                                                ---------------    -----------------
      Recorded investment in impaired mortgage loans..........................          98.6               176.7
      Provision for losses....................................................         (41.2)              (45.7)
                                                                                ---------------    -----------------
      Net Impaired Mortgage Loans.............................................   $      57.4        $      131.0
                                                                                ===============    =================

      During the first half of 2001 and 2000, respectively, the Company's average recorded investment in impaired mortgage loans was $137.3 million and $171.5 million. Interest income recognized on these impaired mortgage loans totaled $2.9 million and $7.4 million ($.2 million on a cash basis for 2001) for the first half of 2001 and 2000, respectively.

5)    PURCHASE AND SALE OF INTERESTS IN AFFILIATES

      During second quarter 2000, Alliance sold approximately 32.6 million newly issued Alliance Units to the Holding Company for $1.60 billion. Alliance used the cash proceeds primarily to fund the cash portion of the consideration of its fourth quarter acquisition of the assets and liabilities of Sanford C. Bernstein. The Company recorded an increase in Capital in excess of par value as a result of this transaction. At June 30, 2001 and 2000, respectively, the Company's consolidated economic interest in Alliance was approximately 39% and 47%.

6)    CLOSED BLOCK

      The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income and DAC) represents the expected maximum future post-tax earnings from the Closed Block which would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, the Company has developed an actuarial calculation of the expected timing of the Closed Block earnings.

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

      Many expenses related to Closed Block operations, including amortization of DAC, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

      Summarized financial information for the Closed Block is as follows:

                                                                                  June 30,           December 31,
                                                                                    2001                 2000
                                                                              -----------------    -----------------
                                                                                          (In Millions)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits and other policyholders' account balances....... $     8,985.4        $     9,026.4
      Other liabilities......................................................          65.5                 33.8
                                                                              -----------------    -----------------
      Total Closed Block liabilities.........................................       9,050.9              9,060.2
                                                                              -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Available for sale, at fair value (amortized cost
         of $4,404.6 and $4,373.5)...........................................       4,502.9              4,408.0
      Mortgage loans on real estate..........................................       1,530.6              1,581.8
      Policy loans...........................................................       1,538.6              1,557.7
      Cash and other invested assets.........................................         253.3                174.7
      Other assets...........................................................         212.4                237.1
                                                                              -----------------    -----------------
      Total assets designated to the Closed Block............................       8,037.8              7,959.3
                                                                              -----------------    -----------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block....................................................       1,013.1              1,100.9
      Amounts included in accumulated other comprehensive income:
           Net unrealized investment gains, net of deferred Federal
             income tax of $34.4 and $12.2...................................          63.9                 22.7
                                                                              -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities.............................................. $     1,077.0        $     1,123.6
                                                                              =================    =================

      Closed Block revenues and expenses were as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2001             2000              2001              2000
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
      REVENUES:
      Premiums and other income...............  $      143.6     $      150.4      $      291.5      $     303.4
      Investment income (net of investment
         expenses of $1.8, $3.3, $2.5
         and $6.7)............................         143.0            146.6             290.7            289.6
      Investment (losses) gains, net..........         (14.4)             2.0             (12.6)            (1.0)
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         272.2            299.0             569.6            592.0
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         253.3            254.5             486.8            511.8
      Other operating costs and expenses......           5.0              4.3               9.6              9.2
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         258.3            258.8             496.4            521.0
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before Federal income
         taxes................................          13.9             40.2              73.2             71.0
      Federal income taxes....................          (5.3)           (14.5)            (26.6)           (25.8)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $        8.6     $       25.7      $       46.6      $      45.2
                                                ===============  ================  ===============   ===============

7)    DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                              -----------------  -------------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Mortgage loans on real estate.......................................... $      198.9       $       330.9
      Equity real estate.....................................................        308.2               350.9
      Fixed maturities, available for sale, at estimated fair value
         (amortized cost $406.6 and $321.5)..................................        422.3               336.5
      Other equity investments...............................................         29.4                43.1
      Other invested assets..................................................          2.7                 1.9
                                                                              -----------------  -------------------
           Total investments.................................................        961.5             1,063.3
      Cash and cash equivalents..............................................        147.5                84.3
      Other assets...........................................................        174.6               148.8
                                                                              -----------------  -------------------
      Total Assets........................................................... $    1,283.6       $     1,296.4
                                                                              =================  ===================

      Policyholders liabilities.............................................. $      945.4       $       966.8
      Allowance for future losses............................................        159.7               159.8
      Other liabilities......................................................        178.5               169.8
                                                                              -----------------  -------------------
      Total Liabilities...................................................... $    1,283.6       $     1,296.4
                                                                              =================  ===================

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2001              2000             2001              2000
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $6.3, $9.4, $12.5
        and $19.8)............................. $       17.6      $      23.3      $       51.8      $       52.3
      Investment gains, net....................         10.5              4.3              12.0               2.0
      Policy fees, premiums and
        other income...........................          (.1)              .2               (.1)               .2
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         28.0             27.8              63.7              54.5

      Benefits and other deductions............         27.3             27.8              51.8              54.5
      Earnings credited to allowance for
        future losses..........................           .7              -                11.9               -
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings (loss) from releasing
        (strengthening) the allowance for
        future losses..........................         (2.7)            (2.2)             12.7              (9.8)
      Federal income tax benefit (expense).....           .9               .7              (4.5)              3.4
                                                ---------------   ---------------  ---------------   ---------------
      (Loss) Income from Discontinued
         Operations............................ $       (1.8)     $      (1.5)     $        8.2      $       (6.4)
                                                ===============   ===============  ===============   ===============

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. The evaluations performed in the first half of 2001 and 2000 resulted in management's decision to release the allowance by $12.7 million for the first half of 2001 and strengthen the allowance by $9.8 million for the first half of 2000. This resulted in after-tax income of $8.2 million for the first half of 2001 and after-tax losses of $6.4 million for the first half of 2000.

      Management believes the allowance for future losses at June 30, 2001 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Investment valuation allowances amounted to $2.4 million and $2.9 million on mortgage loans and $10.8 million and $11.4 million on equity real estate at June 30, 2001 and December 31, 2000, respectively.

8)    FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

9)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $84.7 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger transaction. The Company recorded an increase of $2.9 million for the second quarter of 2001 and a reduction of $33.2 million for the first half of 2001 in the SARs liability, reflecting the variable accounting for the SARs, based on the change in the market value of AXA ADRs for the respective periods ended June 30, 2001.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2000, except as described below:

      Annuity Contract Case

      In June 2001, the District Court granted defendants' motion to dismiss AXA Client Solutions and the Holding Company from the amended complaint, and dismissed the conversion claims. The District Court denied defendants' motion to dismiss the remaining claims. Equitable Life has answered the amended complaint.

      Agent Health Benefits Case

      Plaintiffs filed a second amended complaint which, among other things, alleges that Equitable Life failed to comply with plan amendment procedures and deletes the promissory estoppel claim. Equitable Life answered the complaint in June 2001.

      Alliance Reorganization Case

      In April 2001, the court issued a decision granting in part and denying in part defendants' motion to dismiss; the claim alleging that the partnership agreement of Alliance Holding was not validly amended was one of the claims dismissed.

      Prime Property Fund Case

      This action was settled in June 2001 and the plaintiff's claims were dismissed with prejudice.

      Disposal of DLJ

      In April 2001, oral argument of defendants' motion to dismiss was held in the putative class action lawsuit filed in the United States District Court, Southern District of New York.

      A putative class action was filed in Delaware Chancery Court on behalf of the holders of CSFBdirect tracking stock. Named defendants include AXA Financial, Credit Suisse First Boston (USA), Inc., the former directors of DLJ and the directors of Credit Suisse First Boston (USA), Inc. The complaint challenges the sale of DLJ common stock as well as the March 2001 offer by Credit Suisse to purchase the publicly owned CSFBdirect tracking stock for $4 per share and asserts claims for breaches of fiduciary duties and breach of contract. Plaintiffs seek injunctive relief, an unspecified amount of compensatory damages, and costs and expenses, including attorneys' fees. This new action, along with the actions previously reported have been consolidated. In May 2001, the Delaware Chancery Court ordered that this new complaint be the operative complaint in the consolidated actions. A memorandum of understanding outlining the terms of a proposed settlement was executed in July 2001.

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

      Alliance Investment Company Act Cases

      In April 2001, an amended class action complaint was filed in Federal District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc. ("AFD"), a wholly owned subsidiary of
      Alliance, and other defendants alleging violations of the Federal Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the amended complaint concern six mutual funds with which Alliance has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The amended complaint alleges principally that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition.

      In June 2001, an amended class action complaint was filed in Federal District Court in the Southern District of Illinois against Alliance, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty. The allegations in the amended complaint concern three mutual funds with which Alliance has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund. The amended complaint alleges principally that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition.

      Other Matters

      In addition to the matters previously reported and those described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                 ---------------------------------  ----------------------------------
                                                      2001              2000             2001              2000
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (In Millions)

       Segment revenues:
       Insurance...............................  $    1,161.9      $   1,368.7      $    2,465.8      $   2,665.9
       Investment Services.....................         759.9            615.4           1,503.6          1,246.4
       Consolidation/elimination...............         (23.2)           (29.6)            (47.7)           (58.9)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    1,898.6      $   1,954.5      $    3,921.7      $   3,853.4
                                                 ===============   ===============  ===============   ================

       Segment earnings from continuing
          operations before Federal income
          taxes and minority interest:
       Insurance...............................  $      122.6      $     245.1      $      414.2      $     392.5
       Investment Services.....................         151.9            196.0             297.8            440.6
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
          Operations before Federal Income
          Taxes and Minority Interest..........  $      274.5      $     441.1      $      712.0      $     833.1
                                                 ===============   ===============  ===============   ================


                                                                                   June 30,          December 31,
                                                                                     2001                2000
                                                                             ------------------   ------------------
                                                                                           (In Millions)
      Assets:
      Insurance.........................................................      $    85,565.2       $     88,641.1
      Investment Services...............................................           16,021.5             16,807.2
      Consolidation/elimination.........................................                -                  (57.1)
                                                                             ------------------   ------------------
      Total Assets......................................................      $   101,586.7       $    105,391.2
                                                                             ==================   ==================

12)   RELATED PARTY TRANSACTIONS

      Beginning January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to the Holding Company of the benefits provided which totaled $12.6 million and $8.5 million, respectively, for the first half of 2001 and of 2000.

      The Company paid $304.5 million and $358.2 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first half of 2001 and of 2000. The Company charged AXA Distribution's subsidiaries $245.9 million and $172.4 million, respectively, for their applicable share of operating expenses for the first half of 2001 and of 2000, pursuant to the Agreements for Services.

13)   COMPREHENSIVE INCOME

      The components of comprehensive income for second quarters 2001 and 2000 and the first half of 2001 and of 2000 are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                ---------------------------------  ---------------------------------
                                                     2001              2000             2001              2000
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)

      Net earnings............................. $      118.5      $     255.4      $      352.1      $      477.1
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized (losses) gains,
        net of reclassification adjustment.....        (94.1)           (49.0)             76.3             (44.8)
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive (loss) income........        (94.1)           (49.0)             76.3             (44.8)
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income..................... $       24.4      $     206.4      $      428.4      $      432.3
                                                ===============   ===============  ===============   ===============

14)   SHAREHOLDER DIVIDENDS

      In second quarters 2001 and 2000, respectively, the Company paid cash shareholder dividends totaling $1.5 billion and $150.0 million.

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

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Earnings from continuing operations before Federal income taxes and minority interest was $712.0 million for the first six months of 2001, a decrease of $121.1 million from the year earlier period. Net earnings for the Company totaled $352.1 million for the first six months of 2001, down $125.0 million from $477.1 million for the 2000 period. Net earnings for the 2001 period included a $3.5 million cumulative effect adjustment related to the January 1, 2001 adoption of SFAS No. 133 while the 2000 period included a $124.3 million contribution to earnings from DLJ, sold in fourth quarter 2000.

Revenues. Total revenues increased $68.3 million as higher commissions, fees and other income and lower investment losses in the 2001 period more than offset decreases in net investment income and premiums.

Premiums declined $60.3 million principally due to lower individual DI premiums due to the indemnity reinsurance agreement entered into in July 2000.

Net investment income decreased $289.8 million primarily attributable to other equity securities and fixed maturity investments in the Financial Advisory/Insurance segment in first half of 2001. The fixed maturity impact was primarily attributable to a declining interest rate environment and a smaller asset balance in the General Account, while the decrease in income from equity securities reflected equity market declines.

Investment losses, net totaled $29.2 million in the 2001 period compared to $185.2 million in the first six months of 2000. The investment losses in both periods were primarily related to fixed maturities.

The 20.5% growth in commissions, fees and other income was principally due to a $252.8 million increase in investment advisory and service fees and to $135.6 million in institutional research service fees related to Bernstein activities (purchased in fourth quarter 2000), partially offset by DLJ's $124.3 million contribution to earnings in the 2000 period and by $24.0 million lower distribution revenues at Alliance. The increase in investment advisory and service fees was primarily due to higher average assets under management, higher performance fees and transaction charges principally due to the Bernstein acquisition, partially offset by a decline in the retail sector's advisory fees as a result in a shift in assets to lower fee cash management products. The lower distribution revenues at Alliance reflected lower average daily mutual funds outstanding due to market depreciation.

Benefits and Other Deductions. Total benefits and other deductions increased $189.4 million primarily due to the inclusion of Bernstein in the first six months of 2001.

While interest credited to policyholders' account balances decreased $21.7 million primarily due to lower General Account Investment Asset balances, policyholders' benefits decreased $124.9 million due primarily to the decline in DI benefits that were reinsured in July 2000 and the reserve impact of lower premiums in the first six months of 2001, partially offset by less favorable mortality.

The $202.2 million increase in compensation and benefits was primarily due to the Bernstein acquisition and to payments to certain former executive officers of the Company under continuity agreements related to AXA's minority interest buyout. Additional compensation and benefits costs may be incurred as the
Company implements various expense reduction initiatives. The $107.4 million reduction of commissions was due to lower sales of insurance and mutual fund products principally in the Insurance segment in 2001. Higher distribution plan payments and amortization of deferred sales commissions resulted from Alliance sales of sponsored mutual funds and cash management services' products, including ongoing sales of back-end load mutual funds. The increases in rent expense and in amortization of goodwill and intangibles were primarily attributable to the Bernstein acquisition.

Other operating costs and expenses grew $146.4 million primarily due to higher general and administrative expenses at Alliance, principally related to the Bernstein acquisition, and in the Insurance segment.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first six months of 2001 decreased from prior year levels by $809.8 million to $4.70 billion primarily due to lower sales of individual annuities. Management believes the decline in individual annuity sales in the first half of 2001 was primarily due to the weak equity market and comparisons to a strong performance in the first six months of 2000.

Surrenders and Withdrawals. When totals for the first six months of 2001 are compared to the comparable 2000 period, surrenders and withdrawals were down, from $2.95 billion to $2.51 billion. The annualized annuities surrender rate declined to 9.1% in the 2001 period from 10.1% in the same period in 2000, while the individual life surrender rates showed a modest improvement to 4.0% from 4.1%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. An analysis of assets under management follows.

                             Assets Under Management
                                  (In Millions)

                                                                                               June 30,
                                                                                   ---------------------------------
                                                                                        2001              2000
                                                                                   ---------------   ---------------
Third party (1)................................................................... $     407,120     $  321,682
Separate Accounts.................................................................        49,724         55,600
General Account, Holding Company Group and other (1)..............................        35,916         37,389
                                                                                   ---------------   ---------------
Total Assets Under Management..................................................... $     492,760     $  414,671
                                                                                   ===============   ===============

1) June 30, 2000 amounts have been restated to exclude the $69.00 billion of DLJ related assets.

Third party assets under management at June 30, 2001 increased $85.44 billion primarily as a result of the Bernstein acquisition, which added $85.8 billion at October 2, 2000, and net asset inflows, offset by market depreciation. General Account, Holding Company Group and other assets under management decreased $1.47 billion as the asset reductions related to the July 2000 DI indemnity reinsurance transaction and writedowns of fixed maturities offset the net proceeds from the sale of DLJ (after taxes and funding used in the AXA minority buyout). The decline in Separate Account assets under management resulted from continued market depreciation which more than offset net new deposits.

Alliance assets under management at June 30, 2001 totaled $465.33 billion, as compared to $387.76 billion at June 30, 2000. Non-US clients accounted for 16.0% of the June 30, 2001 total.



LIQUIDITY AND CAPITAL RESOURCES

Equitable Life. During first quarter 2001, Equitable Life sold its remaining holdings of CSG stock received upon the sale of DLJ.

In April 2001, Equitable Life paid a $1.50 billion shareholder dividend.

In June 2001, Equitable Life renewed its 364-day credit facility, reducing its credit line from $350.0 million to $250.0 million. At June 30, 2001, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. At June 30, 2001, Alliance had $613.4 million of short-term debt outstanding, principally under its commercial paper program. On August 15, 2001, Alliance is expected to issue $400.0 million 5.625% notes due 2006 under its July 11, 2001 shelf registration statement. The net proceeds will be used to reduce short-term debt and for general partnership purposes.


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

Market Risk. The Company's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. Primary market risk exposures exist in the Financial Advisory/Insurance segment and result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 16 of Notes to Consolidated Financial Statements, both contained in the 2000 Form 10-K.

Insurance. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of the Company's strategic initiatives; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation" contained in the 2000 Form 10-K. The profitability of the Insurance Group depends on a number of factors, including levels of gross operating expenses and the amount which can be deferred as DAC, successful implementation of expense-reduction initiatives, secular trends, the Company's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products; and the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions used in determining those reserves. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income. The ability of the Company to continue its accelerated real estate sales program without incurring net losses will depend on real estate markets for the remaining properties held for sale and the negotiation of transactions which confirm management's expectations on property values.

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

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial Statements contained in the 2000 Form 10-K for pronouncements issued but not effective at December 31, 2000, as well as Notes 2 and 3 of Notes to Consolidated Financial Statements included elsewhere herein.

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

In Franze, in March 2001, the United States Court of Appeals for the Eleventh Circuit granted the petition of Equitable Life and EVLICO for permission to appeal the order denying summary judgment and granting class certification. In May 2001, Equitable Life and EVLICO appealed that order.

In Patenaude, in June 2001, defendants' motion for reconsideration was denied.

In Wood, in April 2001, EVLICO filed a notice of removal to the United States District Court for the Southern District of California. Plaintiff filed an amended complaint in June 2001 and in August 2001, plaintiff voluntarily dismissed the action without prejudice.

In American National Bank, in June 2001, the District Court granted defendants' motion to dismiss AXA Client Solutions and the Holding Company from the amended complaint, and dismissed the conversion claims. The District Court denied defendants' motion to dismiss the remaining claims. Equitable Life has answered the amended complaint.

In Duncan, plaintiffs' motions to set aside the orders of dismissal with prejudice and to reinstate their individual claims have been withdrawn.

In Fischel, plaintiffs filed a second amended complaint which, among other things, alleges that Equitable Life failed to comply with plan amendment procedures and deletes the promissory estoppel claim. Equitable Life answered the complaint in June 2001.

In R.S.M., in April 2001, the court issued a decision granting in part and denying in part defendants' motion to dismiss; the claim alleging that the partnership agreement of Alliance Holding was not validly amended was one of the claims dismissed.

BT-I was settled in June 2001 and the plaintiff's claims were dismissed with prejudice.

In Siamac Sedighim, in April 2001, oral argument of defendants' motion to dismiss was held.

A putative  class  action  entitled  David Uhrik v. Credit  Suisse  First Boston
(USA),  Inc.,  et al.  was  filed in  Delaware  Chancery  Court on behalf of the holders of CSFBdirect tracking stock. Named defendants include AXA Financial, Credit Suisse First Boston (USA), Inc., the former directors of DLJ and the directors of Credit Suisse First Boston (USA), Inc. The complaint challenges the sale of DLJ common stock as well as the March 2001 offer by Credit Suisse to purchase the publicly owned CSFBdirect tracking stock for $4 per share and asserts claims for breaches of fiduciary duties and breach of contract. Plaintiffs seek injunctive relief, an unspecified amount of compensatory damages, and costs and expenses, including attorneys' fees. The Uhrik action, along with the actions captioned Irvin Woods, et al. v. Joe L. Roby, et al.; Thomas Rolle v. Joe L. Roby, et al.; Andrew Loguercio v. Joe L. Roby, et al.; and Robert Holschen v. Joe. L. Roby, et al., are among the actions that have been consolidated under the caption In re CSFB Direct Tracking Stock Shareholders Litigation. In May 2001, the Delaware Chancery Court ordered that the Uhrik complaint be the operative complaint in the consolidated actions. A memorandum of understanding outlining the terms of a proposed settlement was executed in July 2001.

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

In April 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Assets Management, Inc., et al. was filed in Federal District Court in the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc. ("AFD"), a wholly owned subsidiary of Alliance, and other defendants alleging violations of the Federal Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The allegations in the amended complaint concern six mutual funds with which Alliance has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The amended complaint alleges principally that
(i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition.

In June 2001, an amended class action complaint entitled Nelson, et al. v. AIM Advisors, Inc., et al. was filed in Federal District Court in the Southern District of Illinois against Alliance, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty. The allegations in the amended complaint concern three mutual funds with which Alliance has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund. The amended complaint alleges principally that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees paid to Alliance and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Alliance and AFD believe that plaintiffs' allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition.

In addition to the matters previously reported and those described above, the Holding Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.



Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K.

                (a) Exhibits

                    10.10 Employment Agreement dated May 11, 2001 between the Holding Company, Equitable Life and Christopher M. Condron, filed as Exhibit 10.16 to the Holding Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001.


                (b) Reports on Form 8-K

                    1. On May 30, 2001, the Holding Company filed a report on Form 8-K relating to certain announced management changes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Life Assurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 10, 2001           THE EQUITABLE LIFE ASSURANCE SOCIETY
                                   OF THE UNITED STATES


                                   By:   /S/Stanley B. Tulin
                                         ---------------------------------------
                                         Name:    Stanley B. Tulin
                                         Title:   Vice Chairman of the Board and
                                                  Chief Financial Officer


Date:    August 10, 2001                 /S/Alvin H. Fenichel
                                         ---------------------------------------
                                         Name:    Alvin H. Fenichel
                                         Title:   Senior Vice President and
                                                  Controller