Form 10-Q
period 2002-03-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 2002-05-14
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2002                 Commission File No. 0-25280
--------------------------------------------------------------------------------


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
                                                               Yes  X    No
                                                                   ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Shares Outstanding
              Class                                      at May 10, 2002
-------------------------------------------  -----------------------------------

         Common Stock, $1.25 par value                                2,000,000




                           REDUCED DISCLOSURE FORMAT:

Registrant  meets the conditions set forth in General  Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                 THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                          Page #

PART I     FINANCIAL INFORMATION

Item 1:    Unaudited Consolidated Financial Statements
           Consolidated Balance Sheets as of March 31, 2002 and
             December 31, 2001.............................................  3
           Consolidated Statements of Earnings for the Three Months
             Ended March 31, 2002 and 2001.................................  4
           Consolidated Statements of Shareholder's Equity and
             Comprehensive Income for the Three Months Ended
             March 31, 2002 and 2001.......................................  5
           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2002 and 2001.................................  6
           Notes to Consolidated Financial Statements......................  7

Item 2:    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ("Management Narrative")............  15

Item 3:    Quantitative and Qualitative Disclosures About Market Risk*.....  18

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings...............................................  19

Item 6:    Exhibits and Reports on Form 8-K................................  20

SIGNATURES.................................................................  21


            *Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
          Item 1:  Unaudited Consolidated Financial Statements.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 March 31,          December 31,
                                                                                   2002                 2001
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    23,187.1        $    23,265.9
  Mortgage loans on real estate.............................................        4,268.2              4,333.3
  Equity real estate........................................................          871.1                875.7
  Policy loans..............................................................        4,069.4              4,100.7
  Other equity investments..................................................          803.9                756.6
  Other invested assets.....................................................          847.6                738.2
                                                                              -----------------    -----------------
     Total investments......................................................       34,047.3             34,070.4
Cash and cash equivalents...................................................          691.8                627.8
Cash and securities segregated, at estimated fair value.....................        1,098.2              1,415.2
Broker-dealer related receivables...........................................        2,082.0              1,950.9
Deferred policy acquisition costs...........................................        5,668.5              5,513.7
Goodwill and other intangible assets, net...................................        3,402.7              3,370.2
Amounts due from reinsurers.................................................        2,214.8              2,233.7
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        3,896.0              3,754.1
Separate Accounts assets....................................................       46,103.9             46,947.3
                                                                              -----------------    -----------------

Total Assets................................................................  $    99,605.2        $   100,283.3
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    21,275.1        $    20,939.1
Future policy benefits and other policyholders liabilities..................       13,437.4             13,539.4
Broker-dealer related payables..............................................        1,664.7              1,260.7
Customers related payables..................................................        1,321.8              1,814.5
Amounts due to reinsurers...................................................          813.1                798.5
Short-term and long-term debt...............................................        1,613.0              1,475.5
Federal income taxes payable................................................        1,868.4              1,885.0
Other liabilities...........................................................        1,659.1              1,702.0
Separate Accounts liabilities...............................................       45,964.5             46,875.5
Minority interest in equity of consolidated subsidiaries....................        1,755.9              1,776.0
Minority interest subject to redemption rights..............................          638.9                651.4
                                                                              -----------------    -----------------
     Total liabilities......................................................       92,011.9             92,717.6
                                                                              -----------------    -----------------

Commitments and contingencies (Note 8)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,703.8              4,694.6
Retained earnings...........................................................        2,814.7              2,653.2
Accumulated other comprehensive income......................................           72.3                215.4
                                                                              -----------------    -----------------
     Total shareholder's equity.............................................        7,593.3              7,565.7
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $    99,605.2        $   100,283.3
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (In Millions)
REVENUES
Universal life and investment-type product policy fee income................  $       340.9        $       345.7
Premiums....................................................................          235.3                268.7
Net investment income.......................................................          590.7                611.9
Investment (losses) gains, net..............................................          (37.7)                22.0
Commissions, fees and other income..........................................          754.7                774.8
                                                                              -----------------    -----------------

     Total revenues.........................................................        1,883.9              2,023.1
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.....................................................          461.2                469.1
Interest credited to policyholders' account balances........................          247.8                248.8
Compensation and benefits...................................................          349.0                294.4
Commissions.................................................................          195.3                200.8
Distribution plan payments..................................................          118.7                124.1
Amortization of deferred sales commissions..................................           57.0                 58.0
Interest expense............................................................           21.3                 25.5
Amortization of deferred policy acquisition costs...........................           82.7                 95.2
Capitalization of deferred policy acquisition costs.........................         (176.7)              (185.5)
Rent expense................................................................           48.2                 45.2
Other operating costs and expenses..........................................          142.2                210.0
                                                                              -----------------    -----------------
     Total benefits and other deductions....................................        1,546.7              1,585.6
                                                                              -----------------    -----------------

Earnings from continuing operations before Federal income taxes
  and minority interest.....................................................          337.2                437.5
Federal income tax expense..................................................          (74.9)              (118.9)
Minority interest in net income of consolidated subsidiaries................         (101.8)               (91.5)
                                                                              -----------------    -----------------
Earnings from continuing operations.........................................          160.5                227.1
Earnings from discontinued operations, net of Federal income taxes..........            1.0                 10.0
Cumulative effect of accounting change, net of Federal income taxes.........            -                   (3.5)
                                                                              -----------------    -----------------
Net Earnings................................................................  $       161.5        $       233.6
                                                                              =================    =================















                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,694.6              4,723.8
Increase (decrease) in additional paid in capital in excess of par value....            9.2                (22.3)
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        4,703.8              4,701.5
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        2,653.2              3,706.2
Net earnings................................................................          161.5                233.6
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        2,814.7              3,939.8
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          215.4                 12.8
Other comprehensive (loss) income...........................................         (143.1)               170.4
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................           72.3                183.2
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     7,593.3        $     8,827.0
                                                                              =================    =================

COMPREHENSIVE INCOME
Net earnings................................................................  $       161.5        $       233.6
Change in unrealized (losses) gains, net of reclassification adjustments....         (143.1)               170.4
                                                                              -----------------    -----------------
Other comprehensive (loss) income...........................................         (143.1)               170.4
                                                                              -----------------    -----------------
Comprehensive Income........................................................  $        18.4       $       404.0
                                                                              =================    =================























                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                    2002                 2001
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       161.5        $       233.6
  Adjustments to reconcile net earnings to net cash used
    by operating activities:
    Interest credited to policyholders' account balances....................          247.8                248.8
    Universal life and investment-type product policy fee income............         (340.9)              (345.7)
    Net change in broker-dealer and customer related receivables/payables...         (429.0)              (254.3)
    Investment losses (gains)...............................................           37.7                (22.0)
    Change in Federal income tax payable....................................           62.6               (516.9)
    Change in future policy benefits........................................           (6.3)                (1.2)
    Change in property and equipment........................................          (25.0)               (67.0)
    Change in deferred policy acquisition costs.............................          (94.0)               (89.9)
    Decrease in segregated cash and securities, net.........................          317.0                370.9
    Other, net..............................................................          (22.1)               176.7
                                                                              -----------------    -----------------

Net cash used by operating activities.......................................          (90.7)              (267.0)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................          817.6                437.0
  Sales....................................................................         1,041.5              3,535.0
  Purchases.................................................................       (2,254.6)            (2,721.9)
  (Increase) decrease in short-term investments.............................         (102.4)               132.8
  Other, net................................................................          174.1                (91.5)
                                                                              -----------------    -----------------

Net cash (used) provided by investing activities............................         (323.8)             1,291.4
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        1,020.5                777.4
    Withdrawals and transfers to Separate Accounts..........................         (609.2)              (647.8)
  Net increase (decrease) in short-term financings..........................          148.1                (99.2)
  Other, net................................................................          (80.9)              (159.6)
                                                                              -----------------    -----------------

Net cash provided (used) by financing activities............................          478.5               (129.2)
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................           64.0                895.2
Cash and cash equivalents, beginning of year................................          627.8              2,116.8
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $       691.8        $     3,012.0
                                                                              =================    =================


Supplemental cash flow information
  Interest Paid.............................................................  $         4.6        $        17.4
                                                                              =================    =================
  Income Taxes Paid.........................................................  $         5.7        $       607.0
                                                                              =================    =================



                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary in the opinion of management to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with discontinued operations (see
      Note 5) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2002" and "first quarter 2001" refer to the three months ended March 31, 2002 and 2001, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the current presentation.

2)    ACCOUNTING CHANGES

      On January 1, 2002,  the Company  adopted  SFAS No. 141,  SFAS No. 142 and
      SFAS No. 144. Upon adoption of SFAS No. 142, amortization of goodwill ceased. Amortization of goodwill and other intangible assets for first quarter 2001 was approximately $23.9 million, net of minority interest of $20.5 million, of which $2.6 million, net of minority interest of $2.7 million, related to intangibles. Net income, excluding goodwill amortization expense, for first quarter 2001 would have been $254.9 million. Amortization of other intangible assets for first quarter 2002 was $2.1 million, net of minority interest of $3.2 million, and is not expected to vary significantly from that amount in each of the five succeeding periods. The gross carrying amount and accumulated amortization of other intangible assets was $518.2 million and $124.2 million, respectively, at March 31, 2002 and $509.5 million and $118.9 million, respectively, at December 31, 2001. The carrying amount of goodwill was $3,008.7 million and $2,979.6 million, respectively, at March 31, 2002 and at December 31, 2001 and relates solely to the Investment Services segment. No losses resulted from completion in first quarter 2002 of transitional impairment testing of indefinite-lived intangible assets. Management is continuing to evaluate the transitional requirements for goodwill impairment testing. Although such evaluation has not yet been completed, management believes that completion of the first step of such testing that is required by June 30, 2002, will not result in an indicated impairment. SFAS No. 141 and No. 144 had no material impact on the results of operations or financial position of the Company upon their adoption on January 1, 2002.

      On January 1, 2001, the Company adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Free-standing derivative instruments maintained by the Company at January 1, 2001 include interest rate caps, floors and collars intended to hedge crediting rates on interest-sensitive individual annuities contracts and certain reinsurance contracts. Based upon guidance from the FASB and the Derivatives Implementation Group ("DIG"), the caps, floors and collars could not be designated in a qualifying hedging relationship under SFAS No. 133 and, consequently, require mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. In accordance with the transition provision of SFAS No. 133, the Company recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values of free standing derivative instruments at January 1, 2001. With respect to adoption of the requirements on embedded derivatives, the Company elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments acquired, issued, or substantively modified before that date. As a consequence of this election, coupled with recent interpretive guidance from the FASB and the DIG with respect to issues specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on the

      Company's results of operations or its financial position. Upon its adoption of SFAS No. 133, the Company reclassified $196.6 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $5.8 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001.

      The Company adopted SOP 00-3 prospectively as of January 1, 2001 with no financial impact upon initial implementation.

3)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2002                2001
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $       87.6        $     126.2
      Additions charged to income...............................................          7.7                2.4
      Deductions for writedowns and asset dispositions..........................         (3.1)               (.2)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $       92.2        $     128.4
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       19.1        $      52.5
        Equity real estate......................................................         73.1               75.9
                                                                                 ---------------     ---------------
      Total..................................................................... $       92.2        $     128.4
                                                                                 ===============     ===============

      For the first quarters of 2002 and 2001, investment income is shown net of investment expenses of $49.5 million and $61.3 million, respectively.

      As of March 31, 2002 and December 31, 2001, fixed maturities classified as available for sale had amortized costs of $23,035.3 million and $22,786.7 million. Other equity investments included trading securities having carrying values of $1.6 million and $2.4 million and costs of $4.0 million and $4.9 million at March 31, 2002 and December 31, 2001, respectively, and other equity securities with carrying values of $111.7 million and $59.1 million and costs of $110.4 million and $54.9 million as of March 31, 2002 and December 31, 2001, respectively.

      In the first quarters of 2002 and 2001, respectively, net unrealized and realized holding gains on trading account equity securities of $.8 million and $26.7 million were included in net investment income in the consolidated statements of earnings.

      For the first quarters of 2002 and 2001, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,009.0 and $1,969.5 million, respectively. Gross gains of $29.9 million and $62.2 million and gross losses of $23.4 million and $24.3 million were realized on these sales for the first quarters of 2002 and 2001, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $327.5 million during the first three months of 2002, resulting in a balance of $151.8 million at March 31, 2002.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                   March 31,          December 31,
                                                                                     2002                2001
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Impaired mortgage loans with investment valuation allowances............   $      112.1        $       114.2
      Impaired mortgage loans without investment valuation allowances.........           27.7                 30.6
                                                                                 ---------------     ---------------
      Recorded investment in impaired mortgage loans..........................          139.8                144.8
      Investment valuation allowances.........................................          (19.1)               (19.2)
                                                                                 ---------------     ---------------
      Net Impaired Mortgage Loans.............................................   $     120.7         $       125.6
                                                                                 ===============     =================

      During the first quarters of 2002 and 2001, respectively, the Company's average recorded investment in impaired mortgage loans was $132.3 million and $175.7 million. Interest income recognized on these impaired mortgage loans totaled $2.6 million and $1.8 million for the first quarters of 2002 and 2001, respectively.

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

      Summarized financial information for the Closed Block is as follows:

                                                                                   March 31,           December 31,
                                                                                      2002                 2001
                                                                                -----------------    -----------------
                                                                                          (In Millions)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances
        and other.............................................................  $     8,993.7        $     9,049.9
      Other liabilities.......................................................           55.0                 53.6
                                                                                -----------------    -----------------
      Total Closed Block liabilities..........................................        9,048.7              9,103.5
                                                                                -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
       (amortized cost of $4,674.4 and $4,600.4)..............................        4,695.6              4,705.7
      Mortgage loans on real estate...........................................        1,522.0              1,514.4
      Policy loans............................................................        1,487.1              1,504.4
      Cash and other invested assets..........................................           74.7                141.0
      Other assets............................................................          237.5                214.7
                                                                                -----------------    -----------------
      Total assets designated to the Closed Block.............................        8,016.9              8,080.2
                                                                                -----------------    -----------------


      Excess of Closed Block liabilities over assets designated to
        the Closed Block......................................................        1,031.8              1,023.3
      Amounts included in accumulated other comprehensive income:
        Net unrealized investment (losses) net of deferred Federal
          income tax of $7.4 and $20.4........................................           13.7                 37.8
                                                                                -----------------    -----------------


      Maximum Future Earnings To Be Recognized From Closed Block
        Assets and Liabilities................................................  $     1,045.5        $     1,061.1
                                                                                =================    =================

      Closed Block revenues and expenses were as follows:

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------------
                                                                                       2002                2001
                                                                                -----------------    -----------------
                                                                                          (In Millions)
      REVENUES:
      Premiums and other income...............................................  $       139.2        $       147.9
      Investment income (net of investment expenses of $1.3 and $.7)..........          143.7                147.7
      Investment gains, net...................................................            3.2                  1.8
                                                                                -----------------    -----------------
      Total revenues..........................................................          286.1                297.4
                                                                                -----------------    -----------------

      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...................................          255.6                233.5
      Other operating costs and expenses......................................            4.8                  4.6
                                                                                -----------------    -----------------
      Total benefits and other deductions.....................................          260.4                238.1
                                                                                -----------------    -----------------

      Net revenues before Federal income taxes................................           25.7                 59.3
      Federal income taxes....................................................           10.1                 21.3
                                                                                -----------------    -----------------
      Net Revenues............................................................  $        15.6        $        38.0
                                                                                =================    =================

5)    DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                   March 31,          December 31,
                                                                                      2002                2001
                                                                                -----------------    -----------------
                                                                                          (In Millions)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost $542.2 and $542.9)...................................   $       545.9        $       559.6
      Equity real estate.....................................................           252.5                252.0
      Mortgage loans on real estate..........................................           156.9                160.3
      Other equity investments...............................................            19.9                 22.3
      Other invested assets..................................................              .6                   .4
                                                                                -----------------    -----------------
        Total investments....................................................           975.8                994.6
      Cash and cash equivalents..............................................            28.7                 41.1
      Other assets...........................................................           152.4                152.6
                                                                                -----------------    -----------------
      Total Assets...........................................................   $     1,156.9        $      1,188.3
                                                                                =================    =================

      Policyholders liabilities..............................................   $       926.8        $       932.9
      Allowance for future losses............................................           123.6                139.9
      Other liabilities......................................................           106.5                115.5
                                                                                -----------------    -----------------
      Total Liabilities......................................................   $     1,156.9        $     1,188.3
                                                                                =================    =================

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 -------------------------------------
                                                                                      2002                2001
                                                                                -----------------    -----------------
                                                                                            (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment expenses of $4.7 and $6.2)........   $        21.3        $        34.2
      Investment gains (losses), net.........................................             1.6                 1.5
                                                                                -----------------    -----------------
      Total revenues.........................................................            22.9                 35.7

      Benefits and other deductions..........................................            24.6                 24.5
      (Losses charged) earnings credited to allowance for future losses......            (1.7)                11.2
                                                                                -----------------    -----------------
      Pre-tax results from operations........................................            -                   -
      Pre-tax earnings from releasing the allowance for future losses........             1.5                 15.4
      Federal income tax expense.............................................            (.5)                 (5.4)
                                                                                -----------------    -----------------
      Income from Discontinued Operations....................................   $         1.0        $       10.0
                                                                                =================    =================

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a release of allowance in each of the two periods presented.

      Management believes the allowance for future losses at March 31, 2002 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Valuation allowances of $4.9 million and $4.8 million on mortgage loans on real estate and $5.3 million and $5.0 million on equity real estate were held at March 31, 2002 and December 31, 2001, respectively.

6)    FEDERAL INCOME TAXES

      Federal income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

7)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights ("SARs") and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the SARs is $73.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. The Company recorded an increase of $6.0 million and a decrease of $36.1 million in the SARs liability for first quarter 2002 and 2001, respectively, reflecting the variable accounting for the SARs, based on the change in the market value of AXA ADRs for the respective periods ended March 31, 2002 and 2001.

8)    LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001, except as described below:

      In McEachern, in March 2002, plaintiff filed a motion to alter or amend the court's judgment and requested an additional 30 days to amend the complaint.

      In the Mississippi Actions, two additional lawsuits have been filed, one by 79 additional plaintiffs and the second, by four additional plaintiffs. In April 2002, Equitable Life filed a notice of removal of the case involving 79 plaintiffs from Mississippi State Court to the United States District Court for the Northern District of Mississippi.

      In Fischel, a hearing on the parties' motions for summary judgment was held in May 2002.

      In Hirt, in April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." Defendants' response to that motion is due in May 2002. Also, in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed.

      In In re AXA Financial, Inc. Shareholders Litigation, a hearing with respect to approval of the proposed settlement was held in March 2002, and the court has not yet rendered its decision.

      In Uhrik, a hearing with respect to approval of the proposed settlement is scheduled for June 2002.

      In Miller, in April 2002, plaintiffs filed a second amended complaint. In the second amended complaint, shareholders of the Premier Growth Fund, the Alliance Growth and Income Fund and the Alliance Quasar Fund claim that the advisory and distribution fees were excessive. The nature of the allegations and the relief sought are substantially similar to the amended class action complaint. In May 2002, defendants filed a motion to dismiss the second amended complaint.

      Plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases have moved to consolidate the complaints.

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

      In April 2002, a consolidated complaint entitled In re Enron Corporation Securities Litigation was filed in Federal District Court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance. The principal allegations of the complaint, as they pertain to Alliance, are that Alliance violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Senior Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance and who was and remains a director of the general partner of Alliance, signed the registration statement at issue.
      Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The complaint specifically states that "[n]o allegations of fraud are made against or directed at" Alliance. Alliance believes the allegations of the complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and the Company's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

      In May 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the "SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. Alliance believes the SBA's allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations. At the present time, Alliance's management is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and the Company's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

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

9)    BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                             ---------------------------------------
                                                                                   2002                 2001
                                                                             ------------------   ------------------
                                                                                         (In Millions)
      Segment revenues:
      Insurance.........................................................     $      1,180.9       $     1,303.9
      Investment Services...............................................              722.8               743.7
      Consolidation/elimination.........................................              (19.8)              (24.5)
                                                                             ------------------   ------------------
      Total Revenues....................................................     $      1,883.9       $     2,023.1
                                                                             ==================   ==================

      Segment earnings from continuing operations before
        Federal income taxes and minority interest:
      Insurance.........................................................     $        172.9       $       291.6
      Investment Services...............................................              164.3               145.9
                                                                             ------------------   ------------------
      Total Earnings from Continuing Operations before Federal
        Income Taxes and Minority Interest..............................     $        337.2       $       437.5
                                                                             ==================   ==================

                                                                                   March 31,          December 31,
                                                                                     2002                2001
                                                                             ------------------   ------------------
                                                                                           (In Millions)
      Assets:
      Insurance.........................................................     $     84,280.4       $    84,568.9
      Investment Services...............................................           15,386.7            15,808.8
      Consolidation/elimination.........................................              (61.9)              (94.4)
                                                                             ------------------   ------------------
      Total Assets......................................................     $     99,605.2       $   100,283.3
                                                                             ==================   ==================


10)   RELATED PARTY TRANSACTIONS

      Beginning January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to the Holding Company of the benefits provided which totaled $7.9 million and $5.0 million, respectively, for first quarter 2002 and 2001.

      The Company paid $158.7 million and $160.2 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for first quarter 2002 and 2001. The Company charged AXA Distribution's subsidiaries $120.0 million and $124.3 million, respectively, for their applicable share of operating expenses for first quarter 2002 and 2001, pursuant to the Agreements for Services.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2002 Compared to First Quarter 2001

Earnings from continuing operations before Federal income taxes and minority interest was $337.2 million for first quarter 2002, a decrease of $100.3 million or 22.9% from the year earlier quarter, with $118.7 million lower earnings reported by the Insurance segment offset by $18.4 million higher earnings for the Investment Services segment. Net earnings for the Company totaled $161.5 million for first quarter 2002, down $72.1 million from $233.6 million for the 2001 quarter. The 2001 quarter included a $3.5 million cumulative effect adjustment from the January 1, 2001 adoption of SFAS No. 133.

Revenues. Total revenues decreased $139.2 million as revenues for both the Insurance and Investment Services segments declined compared to first quarter 2001.

Premiums declined $33.4 million, reflecting lower premiums on reinsurance assumed related to Equitable Life's withdrawal from certain accident and health and aviation and space reinsurance pools and the Insurance segment's focus on sales of variable and interest-sensitive investment and annuity products whose revenues are not reported as premiums. Policy fee income was $4.8 million lower largely due to the effect of market depreciation on Separate Account balances.

Net investment income decreased $21.2 million primarily due to a $59.2 million decrease in income on short-term investments and $12.7 million and $4.3 million lower income on mortgages and equity real estate, respectively, partially offset by income on equity investments of $5.8 million compared to losses of $20.7 million in first quarter 2001, $17.4 million higher income on fixed maturities in the Insurance Services segment and lower investment expenses. Short-term investments during first quarter 2001 included proceeds from the sale of DLJ which were subsequently used to pay taxes on that transaction and to pay dividends, with the remaining funds being reinvested principally in fixed maturities. The mortgage income decrease was principally due to a smaller asset base. Income on equity investments in first quarter 2001 included $27.1 million of income on CSG trading securities sold in that quarter.

When compared to the $22.0 million of investment gains in first quarter 2001 principally related to gains on sales of fixed maturities, the $37.5 million of investment losses in first quarter 2002 principally resulted from higher fixed maturity writedowns ($53.8 million in the 2002 period as compared to $21.7 million in 2001) partially offset by gains on sales of fixed maturities.

The $20.1 million decrease in commissions, fees and other income was principally due to lower fees at Alliance mainly due to lower average assets under management and the shift to lower fee value equity and fixed income products.

Benefits and Other Deductions. Total benefits and other deductions decreased $38.9 million as the positive impacts related to the cessation of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002 and lower consulting expenses were offset by higher compensation and benefits.

Policyholder' benefits, interest credited to policyholders' account balances, commissions, deferred sales commission amortization and interest expense all decreased slightly in first quarter 2002 as compared to first quarter 2001, while there was a modest increase in rent expense in the 2002 period.

The $54.6 million increase in compensation and benefits was principally due to the impact of market fluctuations on the SARs liability. First quarter 2002 and 2001 compensation included a $6.0 million expense and a $36.1 million credit, respectively, resulting from the changes in the SARs liability. In addition, compensation and benefit increases in the Investment Services segment were due to increased commissions on private client and institutional transactions and higher headcounts.

Other operating costs and expenses declined $67.8 million primarily due to the $39.1 million decline in the amortization of goodwill due to adopting SFAS No. 142 and to lower consulting fees, partially offset by lower capitalization and higher amortization of software costs.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2002 decreased from prior year levels by $24.1 million to $2.45 billion primarily due to lower premiums from individual variable and interest-sensitive life policies and variable annuities driven by the continued weakness in the equity markets offset by sales of a new single premium deferred annuity product introduced in third quarter 2001.

Surrenders and Withdrawals. When first quarter 2002 totals are compared to first quarter 2001, surrenders and withdrawals were down, from $1.31 billion to $1.25 billion. The annualized annuities surrender rate declined to 8.9% in first quarter 2002 from 9.4% in the same quarter of 2001, while the individual life surrender rates showed a decrease to 3.7% from 4.2%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow.

                           Assets Under Management (1)
                                  (In Millions)

                                                                                             March 31,
                                                                                 -----------------------------------
                                                                                      2002                2001
                                                                                 ---------------     ---------------
Third party..................................................................... $    394,929        $   373,495
Equitable Life General Account, the Holding Company
 and its other affiliates.......................................................       36,533             38,297
Separate Accounts...............................................................       46,104             46,864
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    477,566        $   458,656
                                                                                 ===============     ===============

1)  2001 amounts have been restated to conform with 2002 presentation.

Third party assets under management at March 31, 2002 increased $21.43 billion primarily due to increases at Alliance. General Account and other assets under management decreased $1.76 billion from first quarter 2001 totals that included the proceeds from the sale of DLJ that were used to pay taxes and dividends in second quarter 2001. The decline in Separate Account assets under management resulted from continued market depreciation which more than offset net new deposits.

Alliance assets under management at the end of first quarter 2002 totaled $452.19 billion as compared to $428.97 billion at March 31, 2001 as declines in retail assets under management principally due to negative returns in Alliance's growth portfolios were more than offset by increases in both the institutional investment management and private client distribution channels. Non-US clients accounted for 13.8% of the March 31, 2002 total.

LIQUIDITY AND CAPITAL RESOURCES

Equitable Life. At March 31, 2002, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. At March 31, 2002, Alliance had $320.9 million of short-term debt outstanding, principally under its commercial paper program.

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

Market Risk. The Company's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The Investment Management segment's market risk exposure now includes interest rate fluctuations on its long-term debt issued in 2001. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 13 of Notes to Consolidated Financial Statements, both contained in the 2001 Form 10-K.

Insurance. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: the successful implementation of the Company's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; and its investment management performance. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. See "Business - Regulation" contained in the 2001 Form 10-K. The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; the Company's mortality, morbidity, persistency and claims experience, and profit margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions used in determining those reserves; and the effects of the September 2001 and any future terrorist attacks and the results of war on terrorism. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income.

Investment Services. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Combined Operating Results by Segment - Investment Services" contained in the 2001 Form 10-K.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Holding Company's insurance subsidiaries, including Equitable Life, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its results of operations and financial condition could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation," contained in the 2001 Form 10-K, and "Legal Proceedings," contained in the 2001 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial Statements contained in the 2001 Form 10-K for pronouncements issued but not effective at December 31, 2001.

Regulation. The businesses conducted by the Holding Company's subsidiaries, including Equitable Life, are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies and investment advisors. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states. See "Business - Regulation" contained in the 2001 Form 10-K.



Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Omitted pursuant to General Instruction H to Form 10-Q.

PART II      OTHER INFORMATION

Item 1       Legal Proceedings


There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 2001, except as described below:

In McEachern, in March 2002, plaintiff filed a motion to alter or amend the court's judgment and requested an additional 30 days to amend the complaint.

In the Mississippi Actions, two additional lawsuits have been filed, one by 79 additional plaintiffs and the second, by four additional plaintiffs. In April 2002, Equitable Life filed a notice of removal of the case involving 79 plaintiffs from Mississippi State Court to the United States District Court for the Northern District of Mississippi.

In Fischel, a hearing on the parties' motions for summary judgment was held in May 2002.

In Hirt, in April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." Defendants' response to that motion is due in May 2002. Also, in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed.

In In re AXA Financial, Inc. Shareholders Litigation, a hearing with respect to approval of the proposed settlement was held in March 2002, and the court has not yet rendered its decision.

In Uhrik, a hearing with respect to approval of the proposed settlement is scheduled for June 2002.

In Miller, in April 2002, plaintiffs filed a second amended complaint. In the second amended complaint, shareholders of the Premier Growth Fund, the Alliance Growth and Income Fund and the Alliance Quasar Fund claim that the advisory and distribution fees were excessive. The nature of the allegations and the relief sought are substantially similar to the amended class action complaint. In May 2002, defendants filed a motion to dismiss the second amended complaint.

Plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases have moved to consolidate the complaints.

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

In April 2002, a consolidated complaint entitled In re Enron Corporation Securities Litigation was filed in Federal District Court in the Southern
District of Texas, Houston Division, against numerous defendants, including Alliance. The principal allegations of the complaint, as they pertain to Alliance, are that Alliance violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Senior Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance and who was and remains a director of the general partner of Alliance, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The complaint specifically states that "[n]o allegations of fraud are made against or directed at" Alliance. Alliance believes the allegations of the complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and the Company's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

In May 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the "SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. Alliance believes the SBA's allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations. At the present time, Alliance's management is unable to estimate the impact, if any, that the outcome of this action may have on Alliance's results of operations or financial condition and the Company's management is unable to estimate the impact, if any, that the outcome of this action may have on its consolidated results of operations or financial condition.

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


Date:    May 10, 2002              THE EQUITABLE LIFE INSURANCE SOCIETY
                                   OF THE UNITED STATES


                                   By: /s/Stanley B. Tulin
                                       -----------------------------------------
                                       Name:  Stanley B. Tulin
                                       Title: Vice Chairman of the Board and
                                              Chief Financial Officer


Date:    May 10, 2002                  /s/Alvin H. Fenichel
                                       ---------------------------------------
                                       Name:  Alvin H. Fenichel
                                       Title: Senior Vice President and
                                              Controller