Form 10-Q
period 2003-03-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 2003-05-14
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2003                 Commission File No. 0-25280
--------------------------------------------------------------------------------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                             Yes  [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Shares Outstanding
        Class                                       at May 14, 2003
--------------------------------------  ----------------------------------------

     Common Stock, $1.25 par value                    2,000,000


                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H (1) (a) and
(b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                                             Page #

PART I    FINANCIAL INFORMATION

Item 1:   Unaudited Consolidated Financial Statements
          o Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.........      3
          o Consolidated Statements of Earnings for the Three Months Ended
            March 31, 2003 and 2002........................................................      4
          o Consolidated Statements of Shareholder's Equity and Comprehensive
            Income (Loss) for the Three Months Ended March 31, 2003 and 2002...............      5
          o Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2003 and 2002........................................................      6
          o Notes to Consolidated Financial Statements.....................................      7

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("Management Narrative")...................................     17

Item 3:   Quantitative and Qualitative Disclosures About Market Risk*......................     23

Item 4:   Controls and Procedures..........................................................     23


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings................................................................     24

Item 2:   Changes in Securities............................................................     25

Item 3:   Defaults Upon Senior Securities..................................................     25

Item 4:   Submission of Matters to a Vote of Security Holders..............................     25

Item 5:   Other Information................................................................     25

Item 6:   Exhibits and Reports on Form 8-K.................................................     25

SIGNATURES.................................................................................     26

CERTIFICATIONS.............................................................................     27

*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
          ITEM 1:  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.
            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31,          December 31,
                                                                                   2003                 2002
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)

ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    26,535.0        $    26,278.9
  Mortgage loans on real estate.............................................        3,654.1              3,746.2
  Equity real estate........................................................          711.8                717.3
  Policy loans..............................................................        3,986.8              4,035.6
  Other equity investments..................................................          726.4                720.3
  Other invested assets.....................................................        1,666.4              1,327.6
                                                                              -----------------    -----------------
      Total investments.....................................................       37,280.5             36,825.9
Cash and cash equivalents...................................................        1,173.5                269.6
Cash and securities segregated, at estimated fair value.....................        1,054.5              1,174.3
Broker-dealer related receivables...........................................        1,495.1              1,446.2
Deferred policy acquisition costs...........................................        5,904.3              5,801.0
Goodwill and other intangible assets, net...................................        3,525.4              3,503.8
Amounts due from reinsurers.................................................        2,392.0              2,351.7
Loans to affiliates at estimated fair value.................................          402.9                413.0
Other assets................................................................        3,975.0              4,028.7
Separate Accounts assets....................................................       39,632.6             39,012.1
                                                                              -----------------    -----------------
TOTAL ASSETS................................................................  $    96,835.8        $    94,826.3
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    23,796.9        $    23,037.5
Future policy benefits and other policyholders liabilities..................       14,060.4             13,975.7
Broker-dealer related payables..............................................          933.9                731.0
Customers related payables..................................................        1,419.2              1,566.8
Amounts due to reinsurers...................................................          884.9                867.5
Short-term and long-term debt...............................................        1,520.5              1,274.7
Federal income taxes payable................................................        2,352.4              2,231.0
Other liabilities...........................................................        1,657.0              1,748.3
Separate Accounts liabilities...............................................       39,522.4             38,883.8
Minority interest in equity of consolidated subsidiaries....................        1,784.9              1,816.6
Minority interest subject to redemption rights..............................          504.7                515.4
                                                                              -----------------    -----------------
      Total liabilities.....................................................       88,437.2             86,648.3
                                                                              -----------------    -----------------

Commitments and contingencies (Note 9)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,768.3              4,753.8
Retained earnings...........................................................        2,776.3              2,740.6
Accumulated other comprehensive income......................................          851.5                681.1
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        8,398.6              8,178.0
                                                                              -----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $    96,835.8        $    94,826.3
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.
                                                                               3

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                    2003                 2002
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

REVENUES
Universal life and investment-type product policy fee income................  $       316.0        $       340.9
Premiums....................................................................          243.7                235.3
Net investment income.......................................................          586.1                590.7
Investment losses, net......................................................         (125.0)               (37.7)
Commissions, fees and other income..........................................          653.9                754.7
                                                                              -----------------    -----------------
      Total revenues........................................................        1,674.7              1,883.9
                                                                              -----------------    -----------------
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.....................................................          484.1                458.7
Interest credited to policyholders' account balances........................          235.8                247.8
Compensation and benefits...................................................          286.5                274.9
Commissions.................................................................          234.1                195.3
Distribution plan payments..................................................           89.1                105.3
Amortization of deferred sales commissions..................................           53.0                 57.0
Interest expense............................................................           20.5                 20.1
Amortization of deferred policy acquisition costs...........................           87.2                 82.7
Capitalization of deferred policy acquisition costs.........................         (222.2)              (176.7)
Rent expense................................................................           40.7                 41.3
Amortization of other intangible assets, net................................            5.5                  5.3
Other operating costs and expenses..........................................          234.5                231.9
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................        1,548.8              1,543.6
                                                                              -----------------    -----------------
Earnings from continuing operations before Federal income taxes
  and minority interest.....................................................          125.9                340.3
Federal income tax expense..................................................          (27.8)               (76.0)
Minority interest in net income of consolidated subsidiaries................          (62.4)              (101.8)
                                                                              -----------------    -----------------
Earnings from continuing operations.........................................           35.7                162.5
Earnings from discontinued operations, net of Federal income taxes..........            -                    1.0
Cumulative effect of accounting changes, net of Federal income taxes........            -                  (33.1)
                                                                              -----------------    -----------------
Net Earnings................................................................  $        35.7        $       130.4
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                    2003                 2002
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------
Capital in excess of par value, beginning of year...........................        4,753.8              4,694.6
Increase (decrease) in additional paid in capital in excess of par value....           14.5                  9.2
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        4,768.3              4,703.8
                                                                              -----------------    -----------------
Retained earnings, beginning of year........................................        2,740.6              2,653.2
Net earnings................................................................           35.7                130.4
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        2,776.3              2,783.6
                                                                              -----------------    -----------------
Accumulated other comprehensive income, beginning of year...................          681.1                215.4
Other comprehensive income (loss)...........................................          170.4               (143.1)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          851.5                 72.3
                                                                              -----------------    -----------------
TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD...................................  $     8,398.6        $     7,562.2
                                                                              =================    =================
COMPREHENSIVE INCOME (LOSS)
Net earnings................................................................  $        35.7        $       130.4
Change in unrealized gains (losses) net of reclassification adjustments.....          170.4               (143.1)
                                                                              -----------------    -----------------
Other comprehensive income (loss)...........................................          170.4               (143.1)
                                                                              -----------------    -----------------
COMPREHENSIVE INCOME (LOSS).................................................  $       206.1        $       (12.7)
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                    2003                 2002
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

Net earnings................................................................  $        35.7        $       130.4
  Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
    Interest credited to policyholders' account balances....................          235.8                247.8
    Universal life and investment-type product policy fee income............         (316.0)              (340.9)
    Net change in broker-dealer and customer related receivables/payables...          (84.3)              (429.0)
    Investment losses, net..................................................          125.0                 37.7
    Change in Federal income tax payable....................................           29.1                 62.6
    Change in future policy benefits........................................           (2.4)                24.8
    Change in property and equipment........................................          (11.6)               (25.0)
    Change in deferred policy acquisition costs.............................         (135.0)               (94.0)
    Purchase of segregated cash and securities, net.........................          119.8                317.0
    Minority interest in net income of consolidated subsidiaries............           62.4                101.8
    Amortization of other intangible assets, net............................            5.5                  5.3
    Other, net..............................................................           33.1               (129.2)
                                                                              -----------------    -----------------
Net cash provided (used) by operating activities............................           97.1                (90.7)
                                                                              -----------------    -----------------
Cash flows from investing activities:
  Maturities and repayments.................................................          983.7                817.6
  Sales....................................................................         1,167.8              1,041.5
  Purchases.................................................................       (2,040.5)            (2,112.1)
  Increase in short-term investments........................................         (313.7)              (102.4)
  Other, net................................................................           40.9                 31.6
                                                                              -----------------    -----------------
Net cash used by investing activities.......................................         (161.8)              (323.8)
                                                                              -----------------    -----------------
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        1,355.2              1,020.5
    Withdrawals and transfers to Separate Accounts..........................         (562.4)              (609.2)
  Net increase in short-term financings.....................................          256.3                148.1
  Other, net................................................................          (80.5)               (80.9)
                                                                              -----------------    -----------------
Net cash provided by financing activities...................................          968.6                478.5
                                                                              -----------------    -----------------
Change in cash and cash equivalents.........................................          903.9                 64.0
Cash and cash equivalents, beginning of year................................          269.6                627.8
                                                                              -----------------    -----------------
Cash and Cash Equivalents, End of Period....................................  $     1,173.5        $       691.8
                                                                              =================    =================
Supplemental cash flow information
  Interest Paid.............................................................  $        18.0        $        24.0
                                                                              =================    =================
  Income Taxes (Refunded) Paid..............................................  $       (10.0)       $          .1
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with discontinued operations (see Note 5) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2003" and "first quarter 2002" refer to the three months ended March 31, 2003 and 2002, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods with the current presentation.


2)    ACCOUNTING CHANGES

      Effective January 1, 2002, the Company changed its method of accounting for liabilities associated with variable annuity contracts that contain guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") features, to establish reserves for the Company's estimated obligations associated with these features. The method was changed to achieve a better matching of revenues and expenses. The initial impact of adoption as of January 1, 2002 resulted in a charge of $33.1 million for the cumulative effect of this accounting change, net of Federal income taxes of $17.9 million, in the consolidated statements of earnings. Prior to the adoption of this accounting change, benefits under these features were expensed as incurred. The impact of this change was to increase Earnings from continuing operations in first quarter 2002 by $2.0 million, net of Federal income taxes of $.9 million.


3)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                               2003          2002
                                                          -----------     ----------
                                                                 (IN MILLIONS)

      Balances, beginning of year.......................  $  55.0        $  87.6
      Additions charged to income.......................      3.0            7.7
      Deductions for writedowns and asset dispositions..     (1.7)          (3.1)
                                                          ----------     -----------
      Balances, End of Period...........................  $  56.3        $  92.2
                                                          ==========     ===========
      Balances, end of period comprise:
        Mortgage loans on real estate...................  $  22.3        $  19.1
        Equity real estate..............................     34.0           73.1
                                                          ----------     -----------
      Total.............................................  $  56.3        $  92.2
                                                          ==========     ===========

      For the first quarters of 2003 and 2002, investment income is shown net of investment expenses of $51.6 million and $49.5 million, respectively.

      As of March 31, 2003 and December 31, 2002, fixed maturities classified as available for sale had amortized costs of $24,676.4 million and $24,751.8 million. Other equity investments included trading securities having carrying values of $1.2 million and $1.1 million and costs of $3.3 million and $3.3 million at March 31, 2003 and December 31, 2002, respectively, and other equity securities with carrying values of $24.2 million and $36.2 million and costs of $26.1 million and $37.6 million as of March 31, 2002 and December 31, 2002, respectively.

      In the first quarters of 2003 and 2002, respectively, net unrealized and realized holding gains on trading account equity securities of $.1 million and $.8 million were included in net investment income in the consolidated statements of earnings.

      For the first quarters of 2003 and 2002, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,165.5 and $1,009.0 million, respectively. Gross gains of $35.1 million and $29.9 million and gross losses of $21.5 million and $23.4 million were realized on these sales for the first quarters of 2003 and 2002, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $341.6 million during the first three months of 2003, resulting in a balance of $1,868.6 million at March 31, 2003.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                           MARCH 31,          December 31,
                                                                              2003                2002
                                                                         ---------------    -----------------
                                                                                    (IN MILLIONS)

      Impaired mortgage loans with investment valuation allowances......  $      95.7        $     111.8
      Impaired mortgage loans without investment valuation allowances...         58.9               20.4
                                                                         ---------------    -----------------
      Recorded investment in impaired mortgage loans....................        154.6              132.2
      Investment valuation allowances...................................        (22.3)             (23.4)
                                                                         ---------------    -----------------
      Net Impaired Mortgage Loans.......................................  $     132.3        $     108.8
                                                                         ===============    =================

      During the first quarters of 2003 and 2002, respectively, the Company's average recorded investment in impaired mortgage loans was $145.6 million and $132.3 million. Interest income recognized on these impaired mortgage loans totaled $2.4 million and $2.6 million for the first quarters of 2003 and 2002, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2003 and December 31, 2002, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $114.9 million and $91.1 million.


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

      Summarized financial information for the Closed Block is as follows:

                                                                                  MARCH 31,           December 31,
                                                                                    2003                 2002
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
       CLOSED BLOCK LIABILITIES:
       Future policy benefits, policyholders' account balances and other....  $     8,976.6        $     8,997.3
       Policyholder dividend obligation.....................................          247.4                213.3
       Other liabilities....................................................           88.4                 97.6
                                                                              -----------------    -----------------
       Total Closed Block liabilities.......................................        9,312.4              9,308.2
                                                                              -----------------    -----------------
       ASSETS DESIGNATED TO THE CLOSED BLOCK:
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $4,823.4 and $4,794.0)..........................        5,176.0              5,098.4
       Mortgage loans on real estate........................................        1,418.9              1,456.0
       Policy loans.........................................................        1,435.1              1,449.9
       Cash and other invested assets.......................................          150.5                141.9
       Other assets.........................................................          211.5                219.9
                                                                              -----------------    -----------------
        Total assets designated to the Closed Block.........................        8,392.0              8,366.1
                                                                              -----------------    -----------------
       Excess of Closed Block liabilities over assets designated to
          the Closed Block..................................................          920.4                942.1
       Amounts included in accumulated other comprehensive income:
            Net unrealized investment gains, net of
              deferred Federal income tax of $36.8 and $31.8
              and policyholder dividend obligation of $247.4 and $213.3.....           68.3                 59.1
                                                                              -----------------    -----------------
       Maximum Future Earnings To Be Recognized From Closed Block
          Assets and Liabilities............................................  $       988.7        $     1,001.2
                                                                              =================    =================

      Closed Block revenues and expenses were as follows:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                      2003                2002
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income................................................  $      131.6        $     139.2
      Investment income (net of investment expenses of $1.7 and $1.3)..........         141.5              143.7
      Investment (losses) gains, net...........................................         (18.8)               3.2
                                                                                 ---------------     ---------------
      Total revenues...........................................................         254.3              286.1
                                                                                 ---------------     ---------------
      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends....................................         233.3               255.6
      Other operating costs and expenses.......................................           1.2                 4.8
                                                                                 ---------------    ----------------
      Total benefits and other deductions......................................         234.5               260.4
                                                                                 ---------------    ----------------
      Net revenues before Federal income taxes.................................          19.8                25.7
      Federal income taxes.....................................................          (7.3)              (10.1)
                                                                                 ---------------    ----------------
      Net Revenues.............................................................  $       12.5        $       15.6
                                                                                 ===============    ================

      Reconciliation of the policyholder dividend obligation is as follows:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                -------------------------------------
                                                                                        2003                  2002
                                                                                ----------------     ----------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year.............................................   $     213.3          $       -
      Unrealized investment gains.............................................          34.1                  -
                                                                                ----------------     ----------------
      Balances, End of Period.................................................   $     247.4          $       -
                                                                                ================     ================


5)    DISCONTINUED OPERATIONS

      Summarized financial information for discontinued operations follows:

                                                                                  MARCH 31,         December 31,
                                                                                    2003                2002
                                                                              -----------------  -------------------
                                                                                          (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
         (amortized cost $665.1 and $677.8)..................................  $      721.8       $       722.7
      Equity real estate.....................................................         201.4               203.7
      Mortgage loans on real estate..........................................          73.9                87.5
      Other equity investments...............................................           8.2                 9.4
      Other invested assets..................................................            .2                  .2
                                                                              -----------------  -------------------
         Total investments...................................................       1,005.5             1,023.5
      Cash and cash equivalents..............................................          45.5                31.0
      Other assets...........................................................         134.0               126.5
                                                                              -----------------  -------------------
      Total Assets...........................................................  $    1,185.0       $     1,181.0
                                                                              =================  ===================
      Policyholders liabilities..............................................  $      902.6       $       909.5
      Allowance for future losses............................................         173.1               164.6
      Other liabilities......................................................         109.3               106.9
                                                                              -----------------  -------------------
      Total Liabilities......................................................  $    1,185.0       $     1,181.0
                                                                              =================  ===================

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                 -------------------------------------
                                                                                       2003                2002
                                                                                 -----------------   -----------------
                                                                                            (IN MILLIONS)
      STATEMENTS OF EARNINGS
      Investment income (net of investment expenses of $6.4 and $4.7)...........  $        18.9       $       21.3
      Investment gains, net.....................................................             .6                1.6
                                                                                 -----------------   -----------------
      Total revenues............................................................           19.5               22.9

      Benefits and other deductions.............................................           23.0               24.6
      Losses charged to allowance for future losses.............................           (3.5)              (1.7)
                                                                                 -----------------   -----------------
      Pre-tax results from operations...........................................            -                  -
      Pre-tax earnings from releasing the allowance for future losses...........            -                  1.5
      Federal income tax expense................................................            -                  (.5)
                                                                                 -----------------   -----------------
      Income from Discontinued Operations.......................................  $         -         $        1.0
                                                                                 =================   =================

      The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of discontinued operations against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a release of allowance in first quarter 2002; no release or strengthening of the allowance was required in first quarter 2003.

      Management believes the allowance for future losses at March 31, 2003 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of discontinued operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in discontinued operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Valuation allowances of $4.3 million and $4.9 million on mortgage loans on real estate were held at March 31, 2003 and December 31, 2002, respectively.


6)    VARIABLE ANNUITY CONTRACTS-GMDB AND GMIB

      Equitable Life issues certain variable annuity contracts with GMDB and GMIB features that guarantee either:

      a) Return of Premium: the benefit is the greater of current account value and premiums paid (adjusted for withdrawals),

      b) Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), and the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals), or

      c) Roll-Up: the benefit is the greater of current account value and premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages, or

      d) Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2003:

                                                                  GMDB               GMIB               TOTAL
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)
        Balance at December 31, 2002.......................  $       128.4       $      117.5       $      245.9
          Paid guarantee benefits..........................          (22.4)               -                (22.4)
          Other changes in reserve.........................           14.6                2.1               16.7
                                                            -----------------   ----------------   -----------------
        Balance at March 31, 2003..........................  $       120.6       $      119.6       $      240.2
                                                            =================   ================   =================

       Related GMDB reinsurance ceded amounts were:

                                                                    GMDB
                                                            ---------------------
                                                                (IN MILLIONS)
        Balance at December 31, 2002.......................  $        21.5
          Paid guarantee benefits ceded....................           (5.7)
          Other changes in reserve.........................            1.7
                                                            ---------------------
        Balance at March 31, 2003..........................  $        17.5
                                                            =====================

      The GMIB reinsurance contracts are considered derivatives and are reported at fair value. At March 31, 2003 AXA Financial had the following variable contracts with guarantees. Note that AXA Financial's variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, therefore, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                   RETURN
                                                     OF
                                                   PREMIUM         RATCHET        ROLL-UP        COMBO          TOTAL
                                                 -----------      ---------     -----------     ---------     ---------
                                                                        (DOLLARS IN MILLIONS)
       GMDB:
         Account value (1)...................  $   21,287         $   4,017      $  6,063        $  2,323     $   33,690
         Net amount at risk, gross...........  $    5,603         $   1,770      $  3,229        $     96     $   10,698
         Net amount at risk, net of amounts
           reinsured.........................  $    5,596         $   1,224      $  2,030        $     96     $    8,946
         Average attained age of
           contractholders...................        49.9              59.1          61.1            59.4           51.7
         Percentage of contractholders
           over age 70.......................         6.9%             20.0%         24.6%           19.4%          9.6%
         Range of guaranteed minimum return
           rates............................         N/A              N/A             3-6%            3-6%          N/A

       GMIB:
         Account value (2)...................        N/A              N/A        $  4,689        $  3,306     $    7,995
         Net amount at risk, gross...........        N/A              N/A        $  1,210        $     -      $    1,210
         Net amount at risk, net of amounts
           reinsured.........................        N/A              N/A        $    327        $     -      $      327
         Weighted average years remaining
           until annuitization..............         N/A              N/A             4.7            10.0            4.7
         Range of guaranteed minimum return
           rates............................         N/A              N/A             3-6%            3-6%           3-6%



      (1) Included General Account balances of $10,534 million, $130 million, $174 million and $360 million, respectively, for a total of $11,198 million.

      (2) Included General Account balances of $7 million and $536 million, respectively, for a total of $543 million.

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


8)    STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $73.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. For first quarter 2002, the Company recorded an increase in the Stock Appreciation Rights liability of $6.0 million reflecting the variable accounting for Stock Appreciation Rights, based on the change in the market value of AXA ADRs for the period ended March 31, 2002. At March 31, 2003 and December 31, 2002, Stock Appreciation Rights were not in-the-money and consequently, the Stock Appreciation Rights liability was zero.


9)    LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2002, except as described below:

      In MCEACHERN, in March 2003, the parties settled the individual claims of the plaintiffs and the action was dismissed with prejudice.

      In MALHOTRA, in April 2003, plaintiffs filed a second amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action purports to be on behalf of a class consisting of all persons who on or after October 3, 1997 purchased an individual variable deferred annuity contract, received a certificate to a group variable deferred annuity contract or made an additional investment through such a contract, which contract was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment.

      In the Mississippi Actions, plaintiffs in the Circuit Court of Sunflower County action have moved for rehearing by the Supreme Court of Mississippi. The motion has been fully briefed. In March 2003, an action was filed on behalf of one plaintiff in the Circuit Court of Kemper County. That lawsuit has been removed to the United States District Court for the Southern District of Mississippi. In April 2003, the Company entered into agreements to settle three of the Mississippi Actions involving 10 plaintiffs. One of those actions, involving two plaintiffs, has been dismissed with prejudice. In addition, the Company entered into two agreements to settle an additional 21 lawsuits involving approximately 285 plaintiffs. Those agreements are subject to certain conditions contained therein.

      In FISCHEL, in May 2003, plaintiffs' motion for an award of additional legal fees from the settled claim settlement fund was denied by the District Court.

      In HIRT, in March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. The parties have agreed that the new individual claims of the five named plaintiffs regarding the delivery of announcements to them will be excluded from the class certification. In April 2003, defendants filed an answer to the amended complaint.

      In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED
      STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life." The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings.

      In May 2003, a putative class action complaint entitled ECKERT V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was filed against The Equitable Life Assurance Society of the United States in the United States District Court for the Eastern District of New York, as a case related to the MALHOTRA action described above. The complaint asserts a single claim for relief under Section 47(b) of the Investment Company Act of 1940 based on Equitable Life's alleged failure to register as an investment company. According to the complaint, Equitable Life was required to register as an investment company because it was allegedly issuing securities in the form of variable insurance products and allegedly investing its assets primarily in other securities. The plaintiff purports to act on behalf of all persons who purchased or made an investment in variable insurance products from Equitable Life on or after May 7, 1998. The complaint seeks declaratory judgment permitting putative class members to elect to void their variable insurance contracts, restitution of all fees and penalties paid by the putative class members on the variable insurance products, disgorgement of all revenues received by Equitable Life on those products, and an injunction against the payment of any dividends by Equitable Life to the Holding Company.

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


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------------
                                                                                   2003                 2002
                                                                             ------------------   ------------------
                                                                                         (IN MILLIONS)
      SEGMENT REVENUES:
      Insurance.........................................................      $     1,089.4       $     1,180.9
      Investment Services...............................................              602.6               722.8
      Consolidation/elimination.........................................              (17.3)              (19.8)
                                                                             ------------------   ------------------
      Total Revenues....................................................      $     1,674.7       $     1,883.9
                                                                             ==================   ==================
      SEGMENT EARNINGS FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME
         TAXES AND MINORITY INTEREST:
      Insurance.........................................................      $        22.3       $       176.0
      Investment Services...............................................              103.6               164.3
                                                                             ------------------   ------------------
      Total Earnings from Continuing Operations before Federal
          Income Taxes and Minority Interest............................      $       125.9       $       340.3
                                                                             ==================   ==================

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                     2003                2002
                                                                                ---------------    -----------------
                                                                                           (IN MILLIONS)
      ASSETS:
      Insurance.........................................................      $    82,729.0       $    80,638.7
      Investment Services...............................................           14,078.6            14,160.3
      Consolidation/elimination.........................................               28.2                27.3
                                                                             ------------------   ------------------
      Total Assets......................................................      $    96,835.8       $    94,826.3
                                                                             ==================   ==================



11)   RELATED PARTY TRANSACTIONS

      Beginning January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to the Holding Company of the benefits provided which totaled $16.9 million and $7.9 million, respectively, for first quarter 2003 and 2002.

      The Company paid $159.4 million and $158.7 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for first quarter 2003 and 2002. The Company charged AXA Distribution's subsidiaries $73.9 million and $120.0 million, respectively, for their applicable share of operating expenses for first quarter 2003 and 2002, pursuant to the Agreements for Services.


12)    STOCK-BASED COMPENSATION

       The Company continues to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Stock-based employee compensation expense is not reflected in the statement of earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income had compensation expense as related to options awarded under the Holding Company's Stock Incentive Plans been determined based on SFAS No.123's fair value based method:


                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                           -----------------------------------------
                                                                                   2003                   2002
                                                                           -----------------    ------------------
                                                                                          (IN MILLIONS)
       Net earnings as reported......................................      $       35.7          $       130.4
       Less: Total stock-based employee compensation expense
           determined under fair value method for all awards, net of
           Federal income tax benefit................................             (9.5)                    (7.8)
                                                                           -----------------    ------------------
       Pro Forma Net Earnings........................................      $       26.2          $       122.6
                                                                           =================    ==================

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

Earnings from continuing operations before Federal income taxes and minority interest was $125.9 million for first quarter 2003, a decrease of $214.4 million or 63.0% from the year earlier quarter, with $153.7 million lower earnings reported by the Insurance segment and $60.7 million lower earnings for the Investment Services segment. Net earnings for the Company totaled $35.7 million for first quarter 2003, down $94.7 million from $130.4 million for the 2002 quarter. First quarter 2002 included a $33.1 million charge for the cumulative effect of the Company's change in the method of accounting for liabilities associated with variable annuity contracts with GMDB/GMIB features.

Revenues. In first quarter 2003, total revenues decreased $209.2 million as revenues for both the Insurance and Investment Services segments declined compared to first quarter 2002.

Premiums increased $8.4 million to $243.7 million for first quarter 2003, reflecting higher reinsurance assumed premiums. Policy fee income was $316.0 million, $24.9 million lower than first quarter 2002 largely due to the effect of market depreciation on Separate Account balances.

Net investment income decreased $4.6 million to $586.1 million as lower income on mortgages and equity real estate of $10.9 million and $1.3 million, respectively, and losses on equity investments of $0.3 million compared to income of $3.9 million in first quarter 2002 were partially offset by $11.5 million and $2.9 million higher income on fixed maturities and cash and short-term investments in the Insurance segment. The mortgage income decrease was principally due to a smaller asset base. The increase in fixed maturities income resulted from higher balances due to increased sales of General Account products partially offset by lower yields due to lower reinvestment rates. The higher income from cash and short-term investments was due to higher short-term investment positions related to the timing of investment into longer-term securities supporting underlying life and annuity products.

Investment losses totaled $125.0 million in first quarter 2003, an increase of $87.3 million from first quarter 2002. The higher losses were principally related to writedowns of $137.1 million on fixed maturities compared to $45.9 million in first quarter 2002. The higher writedowns in the 2003 period were due to continued deterioration in credit quality of securities primarily in the airline industry as well as other specific securities.

Commissions, fees and other income declined $100.8 million as the $120.2 million lower income in the Investment Services segment was partially offset by an $15.2 million net increase in the Insurance segment due to the $21.0 million increase in the fair value of the GMIB reinsurance contracts accounted for as derivatives. Both the $74.0 million investment advisory and services fees decline and the $29.2 million distribution revenues decrease at Alliance were primarily due to market depreciation of assets under management ("AUM") and net asset outflows. Institutional research revenues totaled $57.9 million in first quarter 2003, down $13.9 million from the prior year's comparable quarter, due to lower market share of NYSE volume.

Benefits and Other Deductions. Total benefits and other deductions decreased $5.2 million as $59.5 million of lower expenses in the Investment Services segment were more than offset by $62.2 million higher benefits and other deductions in the Insurance segment.

Policyholders' benefits were $484.1 million in first quarter 2003. The $25.4 million increase resulted from higher reinsurance assumed claims and reserves, GMDB/GMIB benefits and reserves, and variable and interest-sensitive life mortality partially offset by lower traditional life mortality.

The $12.0 million decrease in interest credited to policyholders' account balances to $235.8 million in first quarter 2003 resulted from the impact of lower crediting rates being substantially offset by higher General Account balances.

Total compensation and benefits increased $11.6 million in first quarter 2003 as the $28.5 million increase for the Insurance segment was offset by a $17.1 million decrease for the Investment Services segment. The $28.5 million increase in the Insurance segment was primarily due to higher qualified and nonqualified pension expense, including the impact of reducing the expected long-range return on assets for the qualified pension plan from 9.0% as of January 2002 to 8.5% as of January 2003, and higher other benefits and taxes. First quarter 2002 compensation included a $6.0 million expense resulting from an increase in the Stock Appreciation Rights liability. The compensation and benefits decrease of $17.1 million in the Investment Services segment was due to lower commissions, lower base and incentive compensation, and lower fringe benefits due to lower operating earnings and to lower headcounts, offset by higher deferred compensation related to a plan entered into concurrent with the Bernstein acquisition.

For first quarter 2003, commissions grew to $234.1 million, an increase of $38.8 million from first quarter 2002, principally due to higher sales of variable annuity contracts in both the wholesale and retail channels.

There was a $16.2 decline in distribution plan payments by Alliance, from $105.3 million in first quarter 2002 to $89.1 million in first quarter 2003, due to lower average mutual fund AUM. Amortization of deferred sales commissions was $53.0 million, $4.0 million lower than in the year earlier period.

Interest expense was virtually unchanged, totaling $20.5 million and $20.1 million in the first quarters of 2003 and 2002, respectively.

DAC amortization increased to $87.2 million in first quarter 2003 up $4.5 million from first quarter 2002. The increase in amortization was principally due to favorable mortality in the Closed Block which is highly DAC reactive, partially offset by reactivity to higher investment losses.

DAC capitalization totaled $222.2 million; the increase of $45.5 million from the amount reported in first quarter 2002 primarily resulted from higher commissions and deferrable operating expenses.

Both rent expense and amortization of intangible assets remained level from first quarter 2002 to first quarter 2003.

There was a $2.6 million increase in other operating costs and expenses, from $231.9 million in first quarter 2002 to $234.5 million in the current year period, as the $24.2 million increase for the Insurance segment was offset by the $23.9 million decline in the Investment Services segment. The increase in the Insurance segment, to $156.8 million in first quarter 2003, was principally due to higher advertising, software and printing costs. The Investment Services segment decrease resulted from lower print, mailing and travel and entertainment costs, and lower office and technology related services partially offset by higher legal fees related to litigation.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2003 increased from prior year levels by $945.3 million to $3.40 billion primarily due to higher premiums from variable annuities partially offset by lower premiums from individual variable life policies.

Surrenders and Withdrawals. Surrenders and withdrawals were down, from $1.25 billion in first quarter 2002 to $1.15 billion for first quarter 2003 as a $122.2 million decline in annuities surrenders and withdrawals was partially offset by $26.1 million higher surrenders for the life insurance lines. The annualized annuities surrender rate remained unchanged at 8.9% while the individual life surrender rates showed an increase to 4.7% from 3.7%. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow.

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                      2003                2002
                                                                                 ---------------     ---------------
Third party..................................................................... $    335,370        $   394,929
Equitable Life General Account, the Holding Company
   and its other affiliates.....................................................       39,008             36,533
Separate Accounts...............................................................       39,632             46,104
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    414,010        $   477,566
                                                                                 ===============     ===============


Third party assets under management at March 31, 2003 decreased $59.56 billion primarily due to decreases at Alliance. Equitable Life General Account, the Holding Company and its other affiliates' assets under management increased $2.48 billion from first quarter 2002 totals. The decline in Separate Account assets under management resulted from continued market depreciation which more than offset net new deposits.

Alliance assets under management at the end of first quarter 2003 totaled $386.3 billion as compared to $452.19 billion at March 31, 2002 as a result of significant market depreciation due to global equity market declines and to net asset outflows. Non-US clients accounted for 17.1% of the March 31, 2003 total.

LIQUIDITY AND CAPITAL RESOURCES

Equitable Life. In first quarter 2003, Equitable Life amended the terms of its $350.0 million credit facility. Included in the amendments was a change of the maturity date to March 31, 2004 from June 30, 2005. At March 31, 2003, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. At March 31, 2003, Alliance had $24.5 million of short-term debt outstanding, principally under its commercial paper program.

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

Market Risk. The Company's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 14 of Notes to Consolidated Financial Statements, both contained in the 2002 Form 10-K.

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

Other Risks of the Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of the Company's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of Equitable Life; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends. In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent legislative tax proposals have included, among other items, changes to the estate tax rules and to the taxation of corporate dividends and capital gains, which depending on their final form and if enacted could adversely impact sales of life insurance and non-qualified annuities in certain markets. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any other such legislation might be. See "Business
- Regulation" contained in the 2002 Form 10-K. The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; The Company's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB features and the impact of related reinsurance; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of the September 11, 2001 and any future terrorist attacks and the results of war on terrorism. Recoverability of DAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income.

Other Risks of the Investment Services Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Services" contained in the 2002 Form 10-K.

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC reduces unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $469.3 million at March 31, 2003.

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

Significant assumptions utilized to estimate average assets under management of back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At March 31, 2003, Alliance's management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market return. Higher actual average market returns would increase the undiscounted future cash flows, while lower actual average market returns would decrease the undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the three year and five year periods ended March 31, 2003. Alliance's management determined that a range of assumed average annual redemption rates of 15% to 18%, calculated as a percentage of average assets under management, should be used at March 31, 2003. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase the undiscounted future cash flows. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Alliance's management considers the results of these analyses performed at various dates. As of March 31, 2003, Alliance's management believed that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of discounted cash flows discounted to a present value amount.

During first quarter 2003, equity markets declined by approximately 3% as measured by the change in the Standard & Poor's 500 Stock Index while fixed income markets increased by approximately 1% as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares exceeded 22% in first quarter 2003. Continued declines in financial markets or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

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

Technology and Information Systems. The Company's information systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner. These systems are maintained to provide customer privacy and are tested to ensure the viability of business resumption plans. Any significant difficulty associated with the operation of such systems, or any material delay or inability to develop needed system capabilities, could have a material adverse effect on the Company's results of operations and, ultimately, its ability to achieve its strategic goals.

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Holding Company's insurance subsidiaries, including Equitable Life, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2002 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial Statements contained in the 2002 Form 10-K for pronouncements issued but not effective at December 31, 2002.

Regulation. The businesses conducted by the Holding Company's subsidiaries, including Equitable Life, are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia and Puerto Rico. See "Business - Regulation" contained in the 2002 Form 10-K.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Omitted pursuant to General Instruction H to Form 10-Q.


Item 4.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2003. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS


There have been no new material legal proceedings and no material developments in matters which were previously reported in the Registrant's Form 10-K for the year ended December 31, 2002, except as described below:

In MCEACHERN, in March 2003, the parties settled the individual claims of the plaintiffs and the action was dismissed with prejudice.

In MALHOTRA, in April 2003, plaintiffs filed a second amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action purports to be on behalf of a class consisting of all persons who on or after October 3, 1997 purchased an individual variable deferred annuity contract, received a certificate to a group variable deferred annuity contract or made an additional investment through such a contract, which contract was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment.

In the Mississippi Actions, plaintiffs in the Circuit Court of Sunflower County action have moved for rehearing by the Supreme Court of Mississippi. The motion has been fully briefed. In March 2003, an action was filed on behalf of one plaintiff in the Circuit Court of Kemper County. That lawsuit has been removed to the United States District Court for the Southern District of Mississippi. In April 2003, the Company entered into agreements to settle three of the Mississippi Actions involving 10 plaintiffs. One of those actions, involving two plaintiffs, has been dismissed with prejudice. In addition, the Company entered into two agreements to settle an additional 21 lawsuits involving approximately 285 plaintiffs. Those agreements are subject to certain conditions contained therein.

In FISCHEL, in May 2003, plaintiffs' motion for an award of additional legal fees from the settled claim settlement fund was denied by the District Court.

In HIRT, in March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. The parties have agreed that the new individual claims of the five named plaintiffs regarding the delivery of announcements to them will be excluded from the class certification. In April 2003, defendants filed an answer to the amended complaint.

In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life." The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings.

In May 2003, a putative class action complaint entitled ECKERT V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was filed against The Equitable Life Assurance Society of the United States in the United States District Court for the Eastern District of New York, as a case related to the MALHOTRA action described above. The complaint asserts a single claim for relief under Section 47(b) of the Investment Company Act of 1940 based on Equitable Life's alleged failure to register as an investment company. According to the complaint, Equitable Life was required to register as an investment company because it was allegedly issuing securities in the form of variable insurance products and allegedly investing its assets primarily in other securities. The plaintiff purports to act on behalf of all persons who purchased or made an investment in variable insurance products from Equitable Life on or after May 7, 1998. The complaint seeks declaratory judgment permitting putative class members to elect to void their variable insurance contracts restitution of all fees and penalties paid by the putative class members on the variable insurance products, disgorgement of all revenues received by Equitable Life on those products, and an injunction against the payment of any dividends by Equitable Life to the Holding Company.

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


ITEM 2.   CHANGES IN SECURITIES
          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE

ITEM 5.   OTHER INFORMATION
          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits

                  Number            Description and Method of Filing
                -----------  ---------------------------------------------------

                   99.1 Section 906 Certification made by the Registrant's Chief Executive Officer, filed herewith

                   99.2 Section 906 Certification made by the Registrant's Chief Financial Officer, filed herewith


           (b) Reports on Form 8-K
               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Equitable Life Insurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 14, 2003         THE EQUITABLE LIFE INSURANCE SOCIETY
                              OF THE UNITED STATES


                             By: /s/ Stanley B. Tulin
                                ------------------------------------------------
                                Name:    Stanley B. Tulin
                                Title:   Vice Chairman of the Board and
                                         Chief Financial Officer


Date:    May 14, 2003           /s/ Alvin H. Fenichel
                                ------------------------------------------------
                                Name:    Alvin H. Fenichel
                                Title:   Senior Vice President and Controller

                                 CERTIFICATIONS
                                 --------------



I, Christopher M. Condron, President and Chief Executive Officer of The Equitable Life Assurance Society of the United States, certify that:

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


Date:  May 14, 2003



                                        /s/ Christopher M. Condron
                                        ----------------------------------------
                                        Christopher M. Condron
                                        President and Chief Executive Officer

I, Stanley B. Tulin, Vice Chairman of the Board and Chief Financial Officer of The Equitable Life Assurance Society of the United States, certify that:

1) I have reviewed this quarterly report on Form 10-Q The Equitable Life Assurance Society of the United States (the "Registrant");

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


Date:  May 14, 2003



                                                  /s/ Stanley B. Tulin
                                                  ------------------------------
                                                  Stanley B. Tulin
                                                  Vice Chairman of the Board and
                                                  Chief Financial Officer