Form 10-K
period 2003-12-31
EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES /NY/
filed 2004-03-30
CIK 727920

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

  (Mark One)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     |X|             OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     | |                 SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
           Title of each class                        which registered
--------------------------------------------  ---------------------------------
                  None                                       None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (Par Value $1.25 Per Share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes |X|    No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicted by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                       Yes | |    No |X|

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of March 30, 2004.

As of March 30, 2004, 2,000,000 shares of the registrant's Common Stock were outstanding.


                           REDUCED DISCLOSURE FORMAT:

     Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.

================================================================================

                                TABLE OF CONTENTS



Part I                                                                                               Page
------                                                                                               ----
Item 1.             Business........................................................................ 1-1
                    Overview........................................................................ 1-1
                    Recent Events................................................................... 1-1
                    Segment Information............................................................. 1-2
                    Assets under Management and Fees................................................ 1-6
                    Other Discontinued Operations................................................... 1-6
                    General Account Investment Portfolio............................................ 1-6
                    Employees and Financial Professionals........................................... 1-7
                    Competition..................................................................... 1-7
                    Regulation...................................................................... 1-8
                    Parent Company.................................................................. 1-12
                    Other Information............................................................... 1-13
Item 2.             Properties...................................................................... 2-1
Item 3.             Legal Proceedings............................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders*............................ 4-1

Part II
-------

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters........... 5-1
Item 6.             Selected Financial Data*........................................................ 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ("Management Narrative")................................ 7-1
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk...................... 7A-1
Item 8.             Financial Statements and Supplementary Data..................................... FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure.......................................................... 9-1
Item 9A             Controls and Procedures......................................................... 9A-1

Part III
--------

Item 10.            Directors and Executive Officers of the Registrant*............................. 10-1
Item 11.            Executive Compensation*......................................................... 11-1
Item 12.            Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters*.................................................. 12-1
Item 13.            Certain Relationships and Related Transactions*................................. 13-1
Item 14.            Principal Accountant Fees and Services.......................................... 14-1

Part IV
-------

Item 15.            Exhibits, Financial Statement Schedules and Reports on Form 8-K................. 15-1

Signatures          ................................................................................  S-1
Index to Exhibits   ................................................................................  E-1

*Omitted pursuant to General Instruction I to Form 10-K

PART I, ITEM 1.
                                   BUSINESS(1)

OVERVIEW

Equitable Life, which was established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately
2.9 million policy and contractholders as of December 31, 2003. Equitable Life, through its ownership of an approximate 42.6% economic interest in Alliance at December 31, 2003 and its affiliation with the Holding Company, AXA Advisors, AXA Distributors and AXA Network, is part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services. The Company is one of the world's largest asset managers, with total assets under management of approximately $508.31 billion at December 31, 2003, of which approximately $474.8 billion are assets under management at Alliance (as defined below). Equitable Life's insurance business, conducted principally by Equitable Life and its subsidiaries, EOC and AXA Distributors, is reported in the Insurance segment. The investment management business conducted by Alliance Capital Management L.P., a Delaware limited partnership, and its subsidiaries ("Alliance"), is reported in the Investment Services segment. Alliance is a leading global investment management firm. For additional information on Equitable Life's business segments, see "Results Of Continuing Operations By Segment" included in the management narrative ("Management Narrative") provided in lieu of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 of Notes to Consolidated Financial Statements. Since Equitable Life's demutualization in 1992, it has been a wholly owned subsidiary of the Holding Company. AXA, a French holding company for an international group of insurance and related financial services companies, is the Holding Company's sole shareholder. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".


RECENT EVENTS

On September 17, 2003, the Holding Company and The MONY Group Inc. ("MONY") announced that their boards of directors had approved a transaction under which the Holding Company would acquire 100% of MONY in a cash transaction valued at approximately $1.5 billion. Under the terms of the merger agreement, MONY stockholders will receive $31.00 for each share of MONY common stock. On February 22, 2004, the merger agreement was amended to permit MONY to declare a dividend of $0.10 on each share of MONY common stock in addition to the $0.23 to $0.25 dividend that MONY announced on February 5, 2004. The amended merger agreement also made certain modifications to the appraisal rights closing condition. Subject to the receipt of MONY stockholder and certain regulatory

--------
(1) As used in this Form 10-K, the term "Equitable Life" refers to The Equitable Life Assurance Society of the United States, a New York stock life insurance corporation, "Holding Company" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991 formerly known as The Equitable Companies Incorporated, "AXA Financial" refers to the Holding Company and its consolidated subsidiaries, and the "Company" refers to Equitable Life and its consolidated subsidiaries. The term "Insurance Group" refers collectively to Equitable
Life and certain of its affiliates engaged in insurance-related businesses, including The Equitable of Colorado, Inc. ("EOC") and AXA Distributors, LLC and its subsidiaries, successor to Equitable Distributors, Inc. (collectively, "AXA Distributors"). The term "Financial Advisory/Insurance Group" refers collectively to Equitable Life, EOC, AXA Distributors, AXA Advisors, LLC, a Delaware limited liability company ("AXA Advisors"), and AXA Network, LLC, a Delaware limited liability company and its subsidiaries (collectively, "AXA Network"). The term "General Account" refers to the assets held in the respective general accounts of Equitable Life and EOC and all of the investment assets held in certain of Equitable Life's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of Equitable Life excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Block) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-Up Annuity line of business ("Other Discontinued Operations").


                                      1-1
approvals, and certain other conditions, it is anticipated that the transaction would close in second quarter 2004. The Holding Company intends to obtain the funds necessary to finance the merger from AXA in the form of either debt or equity. For additional information, see "Management Narrative - General".

In 2001, AXA's management announced the implementation of a global cost reduction program aimed at reducing administrative expenses by 10% groupwide. In the United States in 2001, 2002 and 2003, the Company reduced staff levels and other overhead costs and reorganized its field operations from 18 regions to four divisions. These measures were designed to reduce costs and achieve greater efficiencies.

The Company's losses, incurred in 2001, for insurance claims arising in connection with the September 11, 2001 terrorist attacks were approximately $14.2 million after reinsurance coverages, DAC amortization and taxes. In 2002, the Company recognized a post-tax recovery of $9.0 million on catastrophic coverage related to claims associated with the September 11, 2001 terrorist attacks. These terrorist attacks and the responsive actions had significantly adversely affected general economic, market and political conditions. For additional information, see "General Account Investment Portfolio".

On January 2, 2001, the Holding Company became a wholly owned subsidiary of AXA.

In October 2000, Alliance acquired (the "Bernstein Acquisition") SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In November 2002, pursuant to Bernstein and SCB Partners Inc.'s exercise of their rights to sell limited partnership interests in Alliance ("Alliance Units") to AXA Financial or an entity designated by AXA Financial (the "Bernstein Put"), an indirectly wholly owned subsidiary of AXA Financial purchased 8.16 million Alliance Units at a purchase price of approximately $250.0 million. At December 31, 2003, AXA Financial's consolidated economic interest in Alliance was approximately 55.5% after giving effect to consummation of the Bernstein Acquisition and the November 2002 acquisition of Alliance Units, and included the 42.6% held by the Company. On March 5, 2004, a wholly owned subsidiary of the Company, designated by the Holding Company, purchased 8.16 million Alliance Units at a purchase price of approximately $308.7 million pursuant to the Bernstein Put. As a result, AXA Financial's consolidated economic interest in Alliance increased to approximately 58.4%, including the 45.6% held by the Company. For additional information, see "Management Narrative - Liquidity and Capital Resources" and Notes 1 and 2 of Notes to Consolidated Financial Statements.

SEGMENT INFORMATION

INSURANCE

The Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products and variable and fixed-interest annuity products to individuals, small groups, small and medium-size businesses, state and local governments and not-for-profit organizations. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. The Insurance segment, which includes Separate Accounts for individual and group insurance and annuity products, accounted for approximately $4.73 billion (or 64.0% of total revenues, after intersegment eliminations) for the year ended December 31, 2003.

Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by AXA Advisors, a broker-dealer, and AXA Network, an insurance general agency, through a retail sales force of approximately 6,100 financial professionals. In addition, AXA Distributors, a broker-dealer subsidiary of Equitable Life, distributes Equitable Life products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through major national securities firms, other broker-dealers and banks. Association and corporate pension plans are marketed directly to clients by the Insurance Group. For additional information on this segment, see "Management Narrative - Results Of Continuing Operations By Segment- Insurance", Note 19 of Notes to Consolidated Financial Statements, as well as "Employees and Financial Professionals", "Competition" and "Regulation".

PRODUCTS AND SERVICES. The Insurance Group offers a portfolio of insurance, annuity and investment products designed to meet a broad range of its customers' needs throughout their financial life cycles. The Insurance Group is

                                      1-2
among the country's leading issuers of variable life insurance and variable annuity products. In 2003, individual variable and interest-sensitive life insurance policies and variable annuity contracts accounted for 11.4% and 75.2%, respectively, of total premiums and deposits of life insurance and annuity products. Variable life insurance products include Incentive Life(sm), Equitable Life's flagship life insurance product, as well as a second-to-die policy and products for the corporate owned life insurance ("COLI") market. Equitable Life also offers traditional whole life insurance, universal life insurance and term life insurance policies.

Variable annuity products include EQUI-VEST(R) and Accumulator(R), which are a series of individual variable deferred annuities, and the Momentum(sm) series of group annuities for the employer retirement plan market. Individual variable deferred annuities may be purchased on either a single or flexible premium basis; group annuities generally have recurring premium from the retirement plans they fund. Most individual variable annuity products offer one or more enhanced features, which may include an extra-credit to the initial account value, dollar cost averaging programs, enhanced death benefits and a guaranteed minimum income benefit. In addition, in fourth quarter 2003, Equitable Life launched an updated Accumulator(R) series of annuities, and a revised version of its variable life insurance product for the COLI market, currently available in states where approved.

Equitable Life also offers individual single premium deferred annuities including Guaranteed Growth Annuity, introduced in September 2001, which credit an initial and subsequent annually declared interest rates, and payout annuity products, including traditional immediate annuities and variable immediate annuities, that provide lifetime periodic payments, which payments in the case of variable immediate annuities, fluctuate with the performance of underlying investment portfolios, and the Income Manager(sm), which provides guaranteed lifetime payments with cash values during an initial period.

The continued growth of third-party assets under management remains a strategic objective of the Insurance Group, which seeks to increase the percentage of its income that is fee-based and derived from managing funds, including Separate Account assets, for its clients (who bear the investment risk and reward upon surrender). Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $14.47 billion to $47.52 billion at December 31, 2003. Of this amount, approximately $37.5 billion was invested through EQ Advisors Trust ("EQAT"), and approximately $7.7 billion was invested through AXA Premier VIP Trust (discussed below).

EQAT is a mutual fund offering variable life and annuity contractholders 30 investment portfolios, each with its own investment strategy, and features 26 equity investment portfolios, three bond investment portfolios and one money market portfolio. Alliance, including its Bernstein Investment Research and Management unit, provides the day-to-day advisory services to 10 investment portfolios, representing approximately 67% of the total assets in EQAT at December 31, 2003. Unaffiliated investment advisers advise the other 20 investment portfolios.

In January 2002, Equitable Life launched the AXA Premier VIP Trust ("VIP Trust"), a family of multi-manager, sub-advised investment portfolios, which are available in Equitable Life's variable life and annuity products. VIP Trust is comprised of 16 investment portfolios, each with its own investment strategy, and features nine equity investment portfolios, two bond investment portfolios and five allocation portfolios ("Allocation Portfolios"). The Allocation Portfolios are "fund-of-funds" investment portfolios and pursue their investment objective by investing exclusively in other funds managed by EQAT and VIP Trust. Equitable Life, as the investment manager, reserves the right from time to time to change the asset allocation targets established for each Allocation Portfolio. With the exception of the Allocation Portfolios, each investment option in the VIP Trust is advised by two or more sub-advisers. Alliance, including its Bernstein Investment Research and Management unit, and AXA Rosenberg Investment Management LLC provide the day-to-day advisory services to seven allocated portions of the investment portfolios, representing approximately 30% of the total assets of VIP Trust at December 31, 2003. Fifteen unaffiliated investment advisers advise the other allocated portions of the investment portfolios.

Also in January 2002, Equitable Life launched the AXA Premier Funds Trust ("Premier Trust"), a retail multi-manager mutual fund. Premier Trust is comprised of 10 investment portfolios, each with its own investment strategy, and features eight equity investment portfolios, one bond investment portfolio and one money market portfolio, which are offered directly to investors. At December 31, 2003, Premier Trust had total assets of $145 million. Alliance, including its Bernstein Investment Research and Management unit, and AXA Rosenberg Investment Management LLC provide day-to-day advisory services to eight allocated portions of the investment portfolios, representing approximately 25% of the total assets of Premier Trust at December
31, 2003. Fifteen unaffiliated investment advisers advise the other allocated portions of the investment portfolios. Equitable Life serves as the Investment Manager and Administrator of EQAT, VIP Trust and Premier Trust.

                                      1-3

Equitable Life issues certain variable annuity products that offer a guaranteed minimum income benefit ("GMIB") feature, guaranteed principal benefit ("GPB") features, guaranteed minimum death benefit ("GMDB") features and the "Protection Plus" feature. The GMIB feature, if elected by the contractholder and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. The GPB features, if one is elected by the contractholder, ensure that the account value will, at a minimum, equal the contributions on a specified date, adjusted for withdrawals and transfers. The GMDB features guarantee a minimum death benefit, that may be in excess of the contract account value and the "Protection Plus" feature provides an additional death benefit equal to the greater of the account value or any applicable death benefit increased by 40% of such death benefit, less total net contributions. Charges are associated with certain of these features. For additional information, see Notes 2, 9 and 12 of Notes to Consolidated Financial Statements.

During periods of sustained market downturns demand for variable products like the ones emphasized by Equitable Life typically declines relative to fixed products. As a result, Equitable Life is placing increased emphasis on the development and sale of fixed products to diversify its product offerings.

In addition to products issued by the Insurance Group, financial professionals affiliated with AXA Advisors and AXA Network have access to products and services from unaffiliated insurers and from other financial service providers, including life, health and long-term care insurance products, annuity products and mutual funds and other investment products and services.

MARKETS. Targeted customers for the Company's products include affluent and emerging affluent individuals, such as professionals and owners of small businesses, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable and universal life insurance is targeted at the middle-to-upper income life markets. Life insurance products are also used in the estate planning, business continuation and executive benefit markets. Target markets for variable annuities include, in addition to the personal retirement savings market, the tax-exempt markets (particularly retirement plans for educational and not-for-profit organizations), corporate pension plans (particularly 401(k) defined contribution plans for small to mid-size groups) and the IRA retirement planning market. Mutual funds and other investment products are intended for a broad spectrum of clients and add breadth and depth to the range of products the Insurance Group is able to provide.

DISTRIBUTION. Retail distribution of products and services is accomplished by approximately 6,100 financial professionals of AXA Advisors and/or AXA Network, approximately 2,500 of who are credentialed to offer a broad array of insurance and investment products and who account for the substantial majority of the Insurance Group's production. Field operations are organized into four divisions across the United States.

Wholesale distribution of products is undertaken through AXA Distributors, which at year end 2003 had 663 selling agreements, including arrangements with four major national securities firms, 91 banks or similar financial institutions, and 568 broker-dealers and financial planners. In 2003, three major national securities firms were responsible for approximately 18.9%, 10.0% and 7.1%, respectively, of AXA Distributors' 2003 premiums and deposits down from approximately 25.4%, 14.4% and 9.1%, respectively, of AXA Distributors' 2002 premiums and deposits, reflecting AXA Distributors' efforts to diversify its distribution channels. In 2002, AXA Distributors was responsible for approximately 47.8% of the Financial Advisory/Insurance Group's total premiums and deposits compared to approximately 34.3% in 2002.

Equitable Life has entered into agreements pursuant to which it compensates AXA Advisors and AXA Network for distributing and servicing Equitable Life's products. The agreements provide that compensation will not exceed any limitations imposed by applicable law. Under these agreements, Equitable Life provides to each of AXA Advisors and AXA Network personnel, property, and services reasonably necessary for their operations. AXA Advisors and AXA Network pay Equitable Life their actual costs (direct and indirect) and expenses under the respective agreements.

REINSURANCE AND HEDGING. During the first quarter of 2003, the Insurance Group began to transition to excess of retention reinsurance on most new variable life, universal life and term life policies. The Insurance Group will retain mortality risk up to a maximum of $15.0 million on single-life policies and $20.0 million on second-to-die policies with the excess 100.0% reinsured. Previously, the Insurance Group ceded 90.0% of mortality risk on substantially all new variable life, universal life and term life policies, with risk retained to a maximum of $5.0 million on single-life policies, and $15.0 million on second-to-die policies. In addition to the above reinsurance arrangements, the Insurance Group also

                                       1-4
reinsures 90.0% of its level premium term and 90.0% of the lapse protection benefit on many universal life contracts with a recently formed affiliate, AXA Financial (Bermuda) Ltd. For amounts applied for in excess of those limits, reinsurance from unaffiliated third parties is sought. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. Therefore, the Insurance Group carefully evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 3.8% of the total policy life reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also reinsures a percentage of its exposure on variable annuity products that offer a GMIB feature and/or GMDB features. At December 31, 2003, Equitable Life had reinsured, subject to certain maximum amounts or caps in any one period, approximately 75.0% of its net amount at risk resulting from the GMIB feature and approximately 22.0% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2003. The Insurance Group has adopted certain hedging strategies that are designed to further mitigate exposure to GMDB liabilities and plans to implement hedging strategies to further mitigate exposure to GMIB liabilities. In addition, the Holding Company also employs other hedging strategies, including interest rate caps and floors, interest rate futures and interest rate swaps. For additional information about reinsurance and hedging, see "Quantitative and Qualitative Disclosures about Market Risk" and Notes 2, 9 and 12 of Notes to Consolidated Financial Statements.

The Insurance Group acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is managed under the same corporate retention amounts noted above, although lower internal retention limits currently apply to life reinsurance assumed.

INVESTMENT SERVICES

GENERAL. The Investment Services segment is principally comprised of the operations of Alliance, which provides diversified investment management and related services to the Insurance Group and globally to a broad range of other clients, including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds, and other investment vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts, sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles ("Alliance Mutual Funds") and "managed account" products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. Alliance and its subsidiaries also provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

Alliance provides a broad offering of investment products with expertise in both growth and value oriented strategies, the two predominant equity investment styles with a fixed income capability in both taxable and tax exempt securities. The product line includes international, global and emerging markets services, as well as local and regional services in major markets around the world. Alliance uses internal fundamental and quantitative research as the key to its investment process across all investment disciplines.

The Investment Services segment in 2003 accounted for approximately $2.74 billion (or 37.0%) of total revenues, after intersegment eliminations. As of December 31, 2003, Alliance had approximately $474.80 billion in assets under management including approximately $269.50 billion from institutional investors, $51.51 billion from private clients and approximately $153.79 billion from retail mutual fund accounts. As of December 31, 2003, assets of AXA, the Holding Company and the Insurance Group, including investments in EQAT, VIP Trust and Premier Trust represented approximately 16.2% of Alliance's total assets under management, and fees and other charges for the management of those assets accounted for approximately 6.3% of Alliance's total revenues.

INTEREST IN ALLIANCE. At December 31, 2003, AXA Financial's consolidated economic interest in Alliance was approximately 55.5% and included the 42.6% held by the Company. At March 5, 2004, following the acquisition of an additional 8.16 million Alliance Units (described under "Recent Events" above), the Holding Company, Equitable Life and certain subsidiaries had combined holdings equaling an approximate 58.4% economic interest in Alliance's operations, including the general partnership interest held indirectly by Equitable Life as the sole shareholder of the general partner of Alliance Capital Management Holding L.P. ("Alliance Holding") and Alliance. Alliance Holding is subject to an annual 3.5% Federal tax on its proportionate share of the gross business income of Alliance. Alliance, as a private partnership, is not subject to this 3.5% tax. Alliance Holding and Alliance are generally not subject to state and local income taxes, with the exception of the New York City unincorporated business tax of 4.0%.

                                      1-5

For additional information about Alliance, including its results of operations, see "Regulation" and "Management Narrative - Results Of Continuing Operations By Segment - Investment Services" and Alliance's Annual Report on Form 10-K for the year ended December 31, 2003.


ASSETS UNDER MANAGEMENT AND FEES

The Company continues to pursue its strategy of increasing third-party assets under management. The Investment Services segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group. Of the $508.31 billion of assets under management at December 31, 2003, $468.40 billion (or 92.1%) were managed for third parties, including $413.96 billion from unaffiliated third parties and $54.44 billion for the Separate Accounts, and $39.91 billion were managed principally for the General Account and include invested assets of non-life subsidiaries. Of the $1.88 billion of fees for assets under management for the year ended December 31, 2003, $1.84 billion were received from third parties, including $1.77 billion from unaffiliated third parties and $70.48 million in respect of Separate Accounts, and $37.63 million in respect of the General Account. For additional information on assets under management, see "Management Narrative - Results Of Continuing Operations By Segment" and "Management Narrative - Assets Under Management".


OTHER DISCONTINUED OPERATIONS

Other Discontinued Operations includes primarily Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans. At December 31, 2003, $880.3 million of contractholder liabilities were outstanding. For additional information about Other Discontinued Operations, see Notes 2 and 8 of Notes to Consolidated Financial Statements.


GENERAL ACCOUNT INVESTMENT PORTFOLIO

General. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets by asset category at December 31, 2003:

                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)

                                                 Amount             % of Total
                                            ------------------   ------------------

Fixed maturities (2)...................     $      27,896.1              73.7%
Mortgages..............................             3,530.5               9.3
Equity real estate.....................               652.2               1.7
Other equity investments...............             1,008.4               2.7
Policy loans...........................             4,016.9              10.6
Cash and short-term investments (3)....               758.6               2.0
                                            ------------------   ------------------
Total..................................     $      37,862.7             100.0%
                                            ==================   ==================

(1) Net Amortized Cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) Excludes net unrealized gains of $1.94 billion on fixed maturities classified as available for sale. Fixed maturities includes approximately $1.28 billion net amortized cost of below investment grade securities.
(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

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

                                      1-6

The General Account's investment portfolio includes securities issued by companies in the commercial airlines, hotels and property and casualty and reinsurance industries. These industries were among those disproportionately affected by the events of September 11, 2001 and could be expected to be among those disproportionately affected by future terrorist acts and any responsive actions. As of December 31, 2003, directly held investments in fixed income or equities involving companies in the above-mentioned industries represented approximately 1.4% of the General Account investment portfolio.

INVESTMENT SURVEILLANCE. As part of the Insurance Group's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of certain assets by the Insurance Group's Surveillance Committee which evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.


EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2003, the Insurance Group had approximately 4,576 full-time employees and Alliance had approximately 4,060 full-time employees. In addition, the Financial Advisory/Insurance Group had a sales force of approximately 6,100 financial professionals, including approximately 368 field force managers, reflecting a decline in approximately 1,000 financial professionals in 2003. This decline was principally due to a buyout program offered to members of its senior sales force (i.e. sales force members who were receiving retirement benefits from Equitable Life) as well as the implementation of minimum production standards for financial professionals generally. Such initiatives were undertaken in an effort to enhance the profitability and productivity of the sales force and to improve customer service. The Company anticipates continuing such initiatives in the future.


COMPETITION

INSURANCE GROUP. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Insurance Group, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting the Insurance Group's business are price, financial and claims-paying ratings, size, strength, professionalism and objectivity of the sales force, range of product lines, crediting rates on fixed products, product quality, reputation and customer service, visibility and brand recognition in the marketplace,

                                      1-7
quality of service and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 30, 2004, the financial strength or claims-paying rating of Equitable Life was AA- from Standard & Poor's Corporation (4th highest of 20 ratings; with stable outlook), Aa3 from Moody's Investors Service (4th highest of 21 ratings), A+ from A.M. Best Company, Inc. (2nd highest of 15 ratings), and AA from Fitch Investors Service, L.P. (3rd highest of 24 ratings). As of March 30, 2004, AXA Financial's long-term debt rating was A from Standard & Poor's Corporation (6th highest of 20 ratings; with outlook), A3 from Moody's Investors Services (7th highest of 21 ratings; with stable outlook) and A+ from Fitch Investors Service, L.P. (5th highest of 24 ratings).

INVESTMENT SERVICES. The financial services industry is highly competitive and new entrants continually are attracted to it. No single competitor, or any small group of competitors, is dominant in the industry. Alliance is subject to substantial competition in all aspects of its business from numerous investment management, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. These competitors offer a wide range of financial and investment management services to the same retail investors, institutional clients and high net worth customers that Alliance seeks to attract. Many of these financial institutions have substantially greater resources than Alliance. Alliance competes with other providers of institutional investment products primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. More recently, reputation has become an increasingly important competitive factor among investment management firms. See "Regulation". AXA and its subsidiaries are not obligated to provide resources to Alliance.

AXA, AXA Financial, Equitable Life and certain of their direct and indirect subsidiaries provide financial products and services, some of which are competitive with those offered by Alliance. Alliance's partnership agreement specifically allows Equitable Life and its subsidiaries (other than the general partner of Alliance) to compete with Alliance and to exploit opportunities that may be available to Alliance. In addition, Alliance provides investment management services to unaffiliated insurance companies, some or all of which compete with Equitable Life.


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

In January 1998, the Florida Attorney General and the Florida Office of Insurance Regulation (formerly known as the Florida Department of Insurance) ("OIR") issued subpoenas to Equitable Life, and in December 1999, the Florida Attorney General issued an additional subpoena to Equitable Life, in each case requesting, among other things, documents relating to various sales practices. Equitable Life cooperated fully with the Florida Attorney General and OIR and in July 2003 executed a settlement agreement with the Florida Attorney General and a consent order with the OIR. Pursuant to the settlement agreement and the consent order, Equitable Life paid the costs of the investigation and implemented an Outreach Plan in Florida. The purpose of the Outreach Plan is to identify those customers, if any, who have questions or concerns about their life insurance policies involving certain sales practices. Based on the results of the Outreach Plan to date, Equitable Life does not believe that there were any widespread or systemic deficiencies with regard to such sales practices.

                                      1-8

A number of states, including New York, California and Florida have enacted legislation requiring disclosure of extensive information concerning Holocaust era insurance policies sold in Europe prior to and during the Second World War. While these statutes vary and certain of them provide exemption for companies such as AXA that participate in the International Commission on Holocaust Era Insurance Claims, the ultimate sanction under certain of these statutes for failure to disclose the required information is revocation of an insurer's license to engage in the insurance business in the concerned state. Although Equitable Life intends to comply with these laws with respect to its own activities, the ability of AXA and its European affiliates to comply may be impacted by various factors including the availability of relevant information after the passage of more than 50 years and privacy laws in effect in various European countries. Any failure to comply with these laws could result in state regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including Equitable Life, even though Equitable Life does not control AXA.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the NYID. Equitable Life has agreed with the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of Equitable Life and (ii) the Holding Company (and certain affiliates, including AXA). In 2003, Equitable Life paid an aggregate of $400.0 million in shareholder dividends, and expects to pay dividends in 2004.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect the Insurance Group. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. Other provisions of the legislation increased amounts which may be contributed to tax qualified retirement plans and could have a positive impact on funding levels of tax qualified retirement products. In 2003, reductions in income tax rates on long-term capital gains and qualifying corporate dividends were enacted which could adversely impact the relative attractiveness of cash value life insurance and annuity products (and may adversely impact the sales of such products) relative to other investment alternatives which may qualify for these lower rates. Recently, legislation has been proposed regarding accelerating and making permanent the repeal of the estate and generation skipping taxes. If enacted, this legislation would have an adverse impact on sales of life insurance in connection with estate planning. Other provisions of the proposed legislation and provisions of recently issued Treasury regulations relate to the business use of life insurance, split-dollar arrangements, creation of new tax favored savings accounts and modifications to qualified plan rules. These provisions could adversely affect the sale of life insurance to businesses, as well as the attractiveness of qualified plan arrangements, cash value life insurance and annuities. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.

SECURITIES LAWS. Equitable Life, EOC and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations,

                                      1-9
and from time to time makes requests for particular information from the Insurance Group. Certain Separate Accounts of Equitable Life are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by Equitable Life are also registered under the Securities Act of 1933, as amended (the "Securities Act"). EQAT, Premier Trust, and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. AXA Advisors, AXA Distributors, AllianceBernstein Investment Research and Management Inc. (formerly known as Alliance Fund Distributors, Inc.) ("ABIRM"), Sanford C. Bernstein & Co., LLC and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. ("NASD"). The Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, other governmental regulatory authorities, including state securities administrators, and the NASD may institute administrative or judicial proceedings which may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar consequences. In February 2004, without admitting or denying the allegations, AXA Advisors entered into an agreement with the NASD to resolve charges that AXA Advisors failed to inform investors that they were entitled to the waiver of certain sales charges and certain related matters. Under the terms of the settlement agreement, AXA Advisors paid fines totaling $300,000, agreed to provide restitution to those customers who paid such sales charges from February 2002 to February 2004, and agreed to retain an independent consultant to review and recommend revisions to its supervisory and compliance procedures and systems.

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

Equitable Life, AXA Advisors, Alliance and certain affiliates of Alliance also are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). Many of the investment companies managed by Alliance, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act. The investment advisory activities of Equitable Life, AXA
Advisors and Alliance are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment adviser, censures and fines.

Recently, regulators, including the SEC, the NASD and state attorneys general, have focused attention on various practices in or affecting the investment management and/or mutual fund industries, including market timing and late trading. The SEC defines market timing as the practice of short-term buying and selling of mutual fund shares in a manner that exploits pricing inefficiencies and market movements. Rule 22c-1 of the Investment Company Act (often referred to as the "forward pricing" rule) requires mutual funds to sell and redeem fund shares at a price based on current net asset value ("NAV") which is computed after receipt of an order to buy or redeem. This rule also requires mutual funds to calculate their NAV at least once a day, and most mutual funds do so when the major U.S. stock exchanges close at 4 p.m. Eastern Time. Late trading refers to the illegal practice of permitting a purchase or redemption order received after the 4 p.m. pricing time to receive the share price calculated as of 4 p.m., thereby allowing the late trader to take advantage of news or events that occur after 4 p.m. but which are not yet reflected in the day's price. Equitable Life, EQAT, Premier Trust, VIP Trust, AXA Advisors and AXA Distributors have received various requests for information and documents from the SEC and the NASD regarding these practices. Each of the requests has been responded to and the requested documents have been provided. In January 2004, the SEC completed an onsite examination of EQAT, Premier Trust, VIP Trust, Equitable Life, as the investment adviser to the Trusts, and the Trusts' distributors. The SEC has advised Equitable Life that no deficiencies or violations came to the SEC's attention during the examination. For additional information, see "Management Narrative -- Forward-Looking Statements and Risk Considerations".

Sales of variable insurance and annuity products are regulated by the SEC and NASD. Currently, the SEC and NASD are investigating certain sales practices involving certain sales of variable annuities in the context of a replacement or "Section 1035 exchange" transaction. A Section 1035 exchange permits the exchange of one variable annuity or life insurance contract for another without paying any tax on the income and investment gains of the original contract. The NASD has recently requested from a number of broker-dealers, including AXA Advisors, information and documents regarding the replacement of variable annuities. AXA Advisors has complied with this request.

                                      1-10

In addition, the SEC has requested from a number of entities, including Equitable Life, AXA Advisors, AXA Distributors, EQAT, VIP Trust and Premier Trust information relating to certain practices often referred to as "revenue sharing" and the use of fund portfolio brokerage commissions. Such request has been responded to.

Alliance Market Timing Investigations - As noted above, certain regulators including the SEC and state attorneys general (including, in the case of Alliance, the Office of the New York State Attorney General ("NYAG")), have been investigating practices in the mutual fund industry identified as "market timing" and "late trading" of mutual fund shares. Certain other regulatory authorities are also conducting investigations into these practices within the industry and have requested that Alliance provide information to them. Alliance has cooperated with all of these authorities. In connection with investigations by the SEC and NYAG, the board of directors of the general partner of Alliance (the "Alliance Board") appointed a special committee (the "Special Committee"), consisting of all of the independent directors of the Alliance Board to direct and oversee a comprehensive review of the facts and circumstances relating to the issues being investigated by the SEC, the NYAG and other interested authorities. The Alliance Board authorized the Special Committee to retain such advisers as it deems necessary to assist it in the performance of its duties, and it has retained its own legal counsel to so assist it. Information about the initial results of the internal investigation and the activities of the Special Committee are set forth in Alliance's Form 10-Q for the quarter ended September 30, 2003.

On December 18, 2003, Alliance reached terms with the SEC for the resolution of regulatory claims against Alliance with respect to market timing. The agreement with the SEC is reflected in an Order Instituting Administrative and Cease-and-Desist Proceedings pursuant to Sections 203(e) and 203(k) of the Investment Advisers Act and Sections 9(b) and 9(f) of the Investment Company Act, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order of the Commission (as amended on January 15, 2004, the "Order"). The Order found that Alliance maintained relationships with certain investors who were permitted to engage in market timing trades in certain domestic mutual funds sponsored by Alliance in return for or in connection with making investments (which were not actively traded) in other Alliance products, including hedge funds and mutual funds, for which it receives advisory fees ("Market Timing Relationships"). The Order also stated that the SEC determined to accept an Offer of Settlement submitted by Alliance. Alliance concurrently reached an agreement in principle with the NYAG, which is subject to final, definitive documentation.

These and related matters are the subject of an ongoing investigation by the Special Committee and its counsel.

On February 10, 2004, Alliance received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the "Information Requests"). Both Information Requests call for Alliance to produce documents concerning, among other things, any market timing or late trading in Alliance sponsored mutual funds.

Terms of Order and NYAG Agreement. Among the key provisions of the Order and the agreement with the NYAG (each, an "Agreement") are the following: Under both Agreements, Alliance must establish a $250.0 million fund to compensate fund shareholders for the adverse effect of market timing. Of the $250.0 million fund, the Agreements characterize $150.0 million as disgorgement and $100.0 million as a penalty. The Agreement with the NYAG requires a weighted average reduction in fees of 20.0% with respect to investment advisory agreements with Alliance's sponsored U.S. long-term open-end retail funds for a minimum of five years, which commenced January 1, 2004. This reduction in fees is expected to reduce Alliance revenues by approximately $70.0 million in 2004.

Under the Agreements, the boards of the U.S. Funds, all of which have already moved to elect independent chairmen from among their independent directors, will also have independent directors that comprise at least 75.0% of each board, and will add a senior officer and any needed staff to assist the boards in their oversight of compliance, fiduciary issues and conflicts of interest.

Alliance has retained the services of an Independent Distribution Consultant, who is subject to the approval of the staff of the SEC and to the independent directors of the U.S. Funds. The Independent Distribution Consultant has been retained to create a plan for the distribution of the $250.0 million fund to mutual fund shareholders. To the extent the Independent Distribution Consultant concludes that the harm to mutual fund shareholders caused by market timing exceeds $200.0 million, Alliance will be required to contribute additional monies to the restitution fund. The plan will be submitted to the SEC and Alliance for approval. After the SEC and management of Alliance agree on the distribution plan, it will be published and the public will be afforded an opportunity to

                                      1-11
comment. After the comment period has ended, the SEC will issue an order approving the final plan. Restitution payments under the plan are not likely to be made prior to the fall of 2004.

The terms and conditions of the Agreements also include, among others: formation of a Code of Ethics Oversight Committee, composed of senior executives of Alliance's operating businesses, to oversee all matters relating to issues arising under the Alliance Capital Code of Ethics; establishment of an Internal Compliance Controls Committee, chaired by Alliance's Chief Compliance Officer, which shall review compliance issues throughout Alliance, endeavor to develop solutions to those issues as they may arise from time to time, and oversee implementation of those solutions; establishment of a company ombudsman to whom Alliance employees may convey concerns about Alliance business matters that they believe involve matters of ethics or questionable practices; engagement of an Independent Compliance Consultant who shall conduct a comprehensive review of Alliance's supervisory, compliance, and other policies and procedures designed to prevent and detect conflicts of interest, breaches of fiduciary duty, breaches of the Code of Ethics and Federal securities law violations by Alliance and its employees; and commencing in 2005, and biannually thereafter, Alliance shall undergo a compliance review by an independent third party.

Alliance recorded a pre-tax charge to income of $190.0 million for the quarter ended September 30, 2003 to cover restitution, litigation and other costs associated with these investigations and other litigation. Alliance recorded an additional $140.0 million pre-tax charge against its fourth quarter 2003 earnings in connection with these matters. As a result of these charges, the board of directors of the general partner of Alliance and Alliance Holding determined not to pay a distribution to their respective unitholders for fourth quarter 2003. Distributions are expected to resume for first quarter 2004, with payout policy returning to traditional levels in relation to cash flow for the second quarter 2004. For more information about the effect of the $250.0 million fund, the related charges and the fee reduction on Alliance's results of operations, financial condition and distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Alliance's Form 10-K for the year ended December 31, 2003.

Revenue Sharing. Alliance and approximately twelve other investment management firms were publicly mentioned in connection with the settlement by the SEC of charges that Morgan Stanley violated Federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds' disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas to Alliance in connection with this matter and Alliance has provided documents and other information to the SEC and is cooperating fully with its investigation.

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

VOTING TRUST. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement, dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Amended and Restated Voting Trust Agreement, dated May 12, 2002, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the shares of the Holding Company's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure

                                      1-12
for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or Equitable Life.

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


OTHER INFORMATION

All of the Company's officers and employees, including its chief executive officer, chief financial officer and controller, are subject to the Policy Statement on Ethics (the "Code"), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on the Company's website at www.equitable.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form S-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and controller by posting such information on its website at the above address.


                                      1-13

Part I, Item 2
                                   PROPERTIES

INSURANCE

Equitable Life leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as the Holding Company's and Equitable Life's headquarters. Additionally, Equitable Life leases an aggregate of approximately 40,000 square feet of office space at two other locations in New York, NY, substantially all of which has been subleased. Equitable Life also has the following significant office space leases: 244,000 square feet in Secaucus, NJ, under a lease that expires in 2011 for its Annuity Operations; 185,000 square feet in Charlotte, NC, under a lease that expires in 2013 for use by its National Operations Center; 113,000 square feet in Alpharetta, GA, under a lease that expires in 2006 for its Distribution Organizations' training and support use; and 67,800 square feet in Leonia, NJ, under a lease that expires in 2009 for its Information Technology processing use. Equitable Life owns an office building of approximately 22,000 square feet in Harrisburg, PA that house AXA Network personnel. In addition, Equitable Life leases property both domestically and abroad, the majority of which houses sales and distribution operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Note 19 of Notes to Consolidated Financial Statements.

Equitable Life subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to Equitable Life.

INVESTMENT SERVICES

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2019. Alliance currently occupies approximately 568,500 square feet of space at this location. Alliance also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, NY, and approximately 75,630 square feet of space at 767 Fifth Avenue, New York, NY, under leases expiring in 2016 and 2005, respectively. Alliance also occupies approximately 21,057 square feet of space at 925 Westchester Avenue, White Plains, NY, 4,341 square feet of space at One North Broadway, White Plains, NY, and 141,002 square feet of space at One North Lexington, White Plains, NY, under leases expiring in 2008. Alliance and its subsidiaries, ABIRM and Alliance Global Investor Services, Inc., occupy approximately 134,261 square feet of space in Secaucus, NJ, approximately 92,067 square feet of space in San Antonio, TX, and approximately 60,653 square feet of space in Scranton, PA, under leases expiring in 2016, 2009, and 2005, respectively.

Alliance also leases space in 11 cities in the United States and its subsidiaries and affiliates lease space in London, England under leases expiring in 2010, 2015 and 2021, in Tokyo, Japan under leases expiring in 2004, 2006 and 2007 and in 25 other cities outside the United States.

                                       2-1

PART I, ITEM 3.


                                LEGAL PROCEEDINGS


The matters set forth in Note 16 of Notes to the Company's Consolidated Financial Statements for the year ended December 31, 2003 (Item 8 of this report) are incorporated herein by reference, with the following additional information.

In MAHOLTRA, in February 2004, the District Court issued a decision withdrawing without prejudice defendants' motion to dismiss the second amended complaint with leave to refile because the parties did not comply with the court's Individual Motion Practices. In March 2004, defendants filed a renewed motion to dismiss the second amended complaint in accordance with the court's Individual Motion Practices.

In THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in March 2004, the District Court granted defendant's motion for summary judgment dismissing Equitable Life's complaint. Equitable Life has filed a notice of appeal from this decision.

In FISCHEL, in February 2004, the District Court allowed Equitable Life to file a motion for reconsideration of the May 2002 order and scheduled a hearing on reconsideration for April 2004.

In BERGER, in March 2004, the United States District Court for the Northern District of Illinois entered an order certifying a class consisting of "[a]ll present, former, and retired Equitable Life agents who (a) lost eligibility for benefits under any Equitable Life ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable Life of using compliance with specified sales goals to determine who was a `full time life insurance salesman' and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy."

In the MONY STOCKHOLDER LITIGATION, on January 16, 2004, after the filing and mailing on January 8, 2004 of the definitive proxy statement for the proposed merger, plaintiffs sought and were granted leave to amend their complaint to include additional allegations relating to the accuracy and completeness of information disclosed by MONY in the definitive proxy statement. On January 20, 2004, the Court of Chancery granted plaintiffs' request to schedule a hearing on a motion for a preliminary injunction to enjoin the MONY shareholder vote on the proposed merger, which had been scheduled to occur at a special meeting on February 24, 2004. A hearing on plaintiffs' motion for a preliminary injunction was held on February 13, 2004. In an opinion dated February 17, 2004, Vice Chancellor Lamb denied plaintiffs' motion for a preliminary injunction on all but one of plaintiffs' grounds. Vice Chancellor Lamb granted plaintiffs' motion to the extent of enjoining MONY from proceeding with the special meeting to vote on the merger until MONY first disclosed additional information relating to the benefits to be received by senior executives under change in control agreements. An order to that effect was entered on March 1, 2004. On March 9, 2004, the Court of Chancery granted plaintiffs leave to file a second amended complaint that alleges, among other things, that the MONY directors breached their fiduciary duties based on plaintiffs' allegations that (i) MONY is attempting to manipulate the shareholder vote on the proposed merger by rescheduling the special meeting and setting a new record date for the shares to be voted, (ii) MONY selectively communicated its intent to change the record date to certain investors so as to enable them to acquire voting power, and (iii) MONY's press release announcing its board's decision to reschedule the meeting and record dates was materially false and misleading. The second amended complaint seeks an order directing MONY to reinstate the record date of January 2, 2004 or, alternatively, denying certain MONY shareholders the power to vote shares allegedly purchased by them based on selective disclosure that the record date would be reset. In a telephonic conference held on March 19, 2004, the Court of Chancery scheduled a hearing for April 6, 2004 on plaintiffs' second preliminary injunction motion, to be brought on the basis of the new allegations in the second amended complaint. The preliminary injunction sought by plaintiffs, if granted, would invalidate all votes which may be cast at the May 18, 2004 shareholders' meeting by MONY shareholders who did not hold their shares on the original record date, January 2, 2004.

                                      3-1

PART I, ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


             Omitted pursuant to General Instruction I to Form 10-K.










                                      4-1

PART II, ITEM 5.

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


At December 31, 2003, all of Equitable Life's common equity is owned by AXA Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is a wholly owned subsidiary of AXA. Consequently, there is no established public market for Equitable Life's common equity. In 2003 and 2002, respectively, Equitable Life paid shareholder dividends of $400.0 million and $500.0 million. For information on Equitable Life's present and future ability to pay dividends, see Note 18 of Notes to Consolidated Financial Statements (Item 8 of this report).



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

GENERAL

On December 18, 2003, Alliance confirmed settlement agreements with the SEC and the NYAG to resolve regulatory claims relating to market timing transactions in shares of certain mutual funds sponsored by Alliance. Key provisions of the settlement agreements included:

    o The establishment of a $250 million fund to compensate fund shareholders for the adverse effects of market timing in some of its mutual funds, of which $150 million is characterized as disgorgement and $100 million as a penalty, and

    o A weighted average reduction in fees of 20% on Alliance sponsored U.S. long-term open-end retail funds, commencing January 1, 2004, for a minimum of 5 years.

In connection with the settlements, Alliance accrued a pre-tax total charge of $330 million in the second half of 2003 for mutual fund matters and legal proceedings. The post-tax effect of this settlement on the Company's net earnings after reflecting its impact on incentive compensation, income taxes and minority interest was $90.1 million. As a result of the settlement charges, Alliance suspended distributions to its unitholders in fourth quarter 2003. Distributions are expected to resume for first quarter 2004, with payout policy returning to traditional levels in relation to cash flow for second quarter 2004. Alliance's aggregate management fee reduction related to the settlement agreements for 2004 is expected to be approximately $70 million, based on year end 2003 assets under management. At December 31, 2003, the Company had a 42.6% economic interest in Alliance: when combined with the Holding Company's interest, the consolidated economic interest in Alliance increases to 55.5%.

A review by the Company in 2003 of Federal income tax assets and liabilities identified an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. As a result, the Federal income tax liability as of December 31, 2002 has been reduced by $221.1 million, and the consolidated shareholder's equity as of December 31, 2002 and 2001 has been increased by $221.1 million, with no impact on the consolidated statements of earnings for the years ended December 31, 2002 and 2001 or any prior period after the adoption on January 1, 1992 of SFAS No. 109, "Accounting for Income Taxes." This adjustment has been reported in the accompanying financial statements as an increase in consolidated shareholder's equity as of January 1, 2001.

On September 17, 2003, the Holding Company and MONY announced that their boards of directors had approved a transaction under which the Holding Company would acquire 100% of MONY in a cash transaction valued at approximately $1.5 billion. Under the terms of the merger agreement, MONY stockholders will receive $31.00 for each share of MONY common stock. On February 22, 2004, the merger agreement was amended to permit MONY to declare a dividend of $0.10 on each share of MONY common stock in addition to the $0.23 to $0.25 dividend that MONY announced on February 5, 2004. The amended merger agreement also made certain modifications to the appraisal rights closing condition. Subject to the receipt of MONY stockholder and certain regulatory approvals, and certain other conditions, and is anticipated that the transaction would close in second quarter 2004. The Holding Company intends to obtain the funds necessary to finance the merger from AXA in the form of either debt or equity.

In December 2003, the Holding Company bought and subsequently exercised warrants to purchase 2,228,574 shares of MONY common stock from GS Mezzanine Partners, L.P. and affiliated investment funds managed by Goldman Sachs & Co. at a price of $30.80 a share less the warrant strike price of $23.50 a share. These shares of MONY common stock were included in Other equity investments in the consolidated Balance Sheets, included elsewhere herein, while unrealized appreciation of $1.1 million ($0.7 million, net of tax) was included in Comprehensive income and consolidated shareholders' equity.

The consolidated and segment earnings narratives that follow discuss the results for 2003 compared to the 2002 results.

                                      7-1

CONSOLIDATED RESULTS OF OPERATIONS

Earnings from continuing operations before Federal income taxes and minority interest were $950.2 million for 2003, a decrease of $78.4 million from the $1.03 billion reported in 2002. The decrease resulted from a $272.1 million decrease in the Investment Services segment principally due to the Alliance charge for mutual fund matters and legal proceedings discussed above partially offset by a $193.7 million increase for the Insurance segment.

Total revenues increased $55.5 million to $7.40 billion in 2003 from $7.35 billion in 2002 as the $61.0 million increase in the Insurance segment was partially offset by a $6.4 million decline in the Investment Services segment. The 2003 Insurance segment increase principally resulted from lower investment losses and higher policy fee income partially offset by lower premiums and lower commissions, fees and other income primarily due to the decline in the fair value of derivative reinsurance contracts in the Insurance segment. Lower distribution and institutional research services revenues contributed to the decline in Investment Services segment revenues.

Total benefits and other deductions were $6.45 billion in 2003, a $133.9 million increase as compared to $6.32 billion 2002. The increase resulted from the $330 million charge related to the Alliance charge for mutual fund matters and legal proceedings as well as higher compensation and benefits in both segments and higher DAC amortization in the Insurance segment in 2003, partially offset by lower policyholders' benefits in the Insurance segment related to the decrease in GMDB/GMIB reserves due to the improvement in equity market conditions in 2003.

Federal income tax expense totaled $240.5 million in 2003 as compared to the $50.9 million reported in 2002. The 2003 tax increase resulted principally from increased earnings in the Insurance segment and the absence of the 2002 tax benefit of $144.3 million related to the favorable treatment of certain tax matters associated with Separate Account investment activity during the 1997-2001 tax years and a settlement with the IRS with respect to such tax matters for the 1992-1996 tax years.

In 2002, the Company reported the cumulative effect of an accounting change of $(33.1) million (net of Federal income tax benefits of $17.9 million). The 2002 amount resulted from the Company's change in the method of accounting for liabilities associated with variable annuity contracts with GMDB/GMIB features. For further information, see "Accounting Changes" in Note 2 of Notes to Consolidated Financial Statements.

Net earnings were $524.4 million for 2003 compared to $587.4 million for 2002 resulting principally from $77.0 million lower net earnings in the Investment Services segment in 2003 principally due to the $90.1 million effect of the Alliance charge for mutual fund matters and litigation on the Company, partially offset by $14.0 million higher net earnings in the Insurance segment.


                                      7-2

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

INSURANCE.

                        INSURANCE - RESULTS OF OPERATIONS
                                  (IN MILLIONS)


                                                                                         2003              2002
                                                                                   ----------------- ------------------

Universal life and investment-type product policy fee income......................  $   1,376.7       $  1,315.5
Premiums..........................................................................        889.4            945.2
Net investment income.............................................................      2,340.8          2,331.2
Investment losses, net............................................................        (66.4)          (279.0)
Commissions, fees and other income................................................        193.9            360.5
                                                                                   ------------------------------------
     Total revenues...............................................................      4,734.4          4,673.4
                                                                                   ------------------------------------

Policyholders' benefits...........................................................      1,708.2          2,036.0
Interest credited to policyholders' account balances..............................        969.7            972.5
Compensation and benefits.........................................................        391.7            314.6
Commissions.......................................................................        991.9            788.8
Deferred policy acquisition costs, net............................................       (556.1)          (458.1)
Rent expense .....................................................................         67.9             66.7
Interest expense .................................................................         58.9             72.5
All other operating costs and expenses............................................        470.6            442.5
                                                                                   ------------------------------------
     Total benefits and other deductions..........................................      4,102.8          4,235.5
                                                                                   ------------------------------------
Earnings from Continuing Operations before Federal Income Taxes...................  $     631.6       $    437.9
                                                                                   ====================================

In 2003, pre-tax earnings from continuing operations in the Insurance segment increased $193.7 million to $631.6 million as compared to $437.9 million in 2002, principally due to lower policyholders' benefits resulting from a decrease in reserves related to variable annuity products with GMDB/GMIB features, higher policy fee income and lower investment losses partially offset by the decrease in commissions, fees and other income, higher compensation and benefits and higher DAC amortization.

Segment revenues increased $61.0 million over the prior year period as $61.2 million higher policy fee income and $212.6 million lower investment losses, net were partially offset by a $166.6 million decrease in commissions, fees and other income due to the decrease in the fair value of derivative reinsurance contracts and a $55.8 million decline in premiums.

Policy fee income totaled $1.38 billion in 2003, as compared to $1.32 billion in the prior year, reflecting higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Premiums decreased $55.8 million in 2003 reflecting a lower level of renewal premiums on traditional life products due to the Insurance segment's continuing focus on sales of variable and interest-sensitive life and annuity products whose revenues are not reported as premiums and lower reinsurance assumed on accident and health pools in runoff.

Net investment income increased $9.6 million as $92.5 million higher earnings on equity securities, due to equity market improvements, and slightly higher income on fixed maturities, that resulted from lower yields on a higher General Account asset base, were offset by lower income on mortgages and real estate of $35.7 million and $20.8 million, respectively, $34.4 million of net losses on equity futures contracts related to the program to hedge certain risks associated with the GMDB feature and higher management fees. In addition, management plans to implement hedging strategies to further mitigate exposure to GMIB liabilities.

Investment losses, net were $66.4 million in 2003, $212.6 million lower than in 2002, principally as a result of net gains on sales of fixed maturities of $92.5 million as compared to net losses of $61.5 million in 2002 and writedowns of $193.2 million on fixed maturities, down $119.6 million from 2002. The 2003 fixed maturity writedowns occurred principally in the airline, materials and other industrials sectors and on collateralized bond obligations ("CBOs"). The 2002 losses were partially offset by a $96.8 million gain on the sale of a single real estate property in


                                      7-3
second quarter 2002. The 2002 fixed maturity writedowns occurred primarily on securities in the telecommunications, airline, utilities and energy sectors while the losses on fixed maturity sales included $97.2 million and $32.5 million of losses on telecommunications and utilities securities, respectively. In fourth quarter 2002, writedowns of $170.3 million were taken, principally on securities in the utilities, airline, energy and telecommunications industries, while losses on fixed maturities sales totaling $20.2 million were primarily due to losses on utilities and telecommunications securities.

Commissions, fees and other income decreased $166.6 million to $193.9 million in 2003 as compared to 2002 principally due to the $91.0 million decrease in the fair value of the GMIB reinsurance contracts accounted for as derivatives as compared with the $120.0 million increase recorded in 2002.

Total benefits and other deductions in 2003 decreased $132.7 million from 2002 as lower policyholders' benefits were partially offset by higher compensation and benefits and higher DAC amortization.

The $327.8 million decrease in policyholders' benefits was principally due to the $86.3 million decrease in reserves primarily related to the GMDB/GMIB features contained in certain variable annuity contracts due to the recent improvement in market conditions in 2003 as compared to the $173.0 million increase reported in 2002 and from more favorable life mortality partially offset by higher benefits and reserves in the reinsurance assumed product lines.

Interest credited to policyholders' account balances declined $2.8 million in 2003 as the impact of lower crediting rates was substantially offset by higher General Account balances.

Compensation and benefits for the Insurance segment increased $77.1 million to $391.7 million in 2003 as compared to $314.6 million in 2002 due in part to higher qualified pension expenses, including the impact of reducing the long-range return on assets assumption for the qualified pension plan from 9.0% as of January 2002 to 8.5% as of January 2003. Additionally, the 2003 total included $12.0 million of expenses resulting from the changes in the Stock Appreciation Rights' liability as compared to credits of $10.2 million in 2002.

Commissions increased $203.1 million in 2003 from $788.8 million in 2002 due to higher sales of variable annuity contracts in both the wholesale and retail channels.

DAC amortization increased to $434.6 million in 2003, up $137.9 million from $296.7 million in 2002. This increase in DAC amortization was principally due to higher margins in products that are DAC reactive.

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

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC on these products relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (7.05% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (13.05% net of product weighted average Separate Account fees) and 0% (-1.95% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order


                                      7-4
to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2003, current projections of future average gross market returns for purposes of this approach assume a 4.7% return for 2004 which is within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after one year.

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

DAC capitalization increased $235.9 million from $754.8 million in 2002 to $990.7 million in 2003 due to higher commissions and deferrable operating expenses.

Interest expense decreased $13.6 million to $58.9 million in 2003 principally due to lower short-term borrowings.

Premiums and Deposits. First year premiums and deposits for insurance and annuity products in 2003 increased from prior year levels by $3.83 billion to $10.42 billion while total premiums and deposits increased $3.87 billion to $14.65 billion. The increases were primarily due to $3.93 billion higher first year sales of individual annuities in both the wholesale and retail channels. The variable annuity increase in 2003 reflected strong sales of the Accumulator(R)'02 annuity product series that is being phased out and replaced with an updated version. While the features of the updated version are substantially similar to the Accumulator(R)'02 product, there can be no assurance as to the comparability of sales of the updated version to those of the product that it is replacing.

Surrenders and Withdrawals. Policy and contract surrenders and withdrawals decreased $207.1 million to $4.94 billion during 2003 compared to $5.15 billion in 2002. The annuity surrender rates decreased from 10.1% in 2002 to 8.4% in 2003. Excluding a single large pension plan contract that surrendered in second quarter 2002, which totaled $123.8 million, the 2002 surrender rate decreased to 9.8%. The individual life surrender rate increased to 4.4% from 4.0% in the prior year. The trends in surrenders and withdrawals continue to fall within the range of expected experience.


                                      7-5

INVESTMENT SERVICES.

The table that follows presents the operating results of the Investment Services segment, consisting principally of Alliance's operations.

                   INVESTMENT SERVICES - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                 2003             2002
                                                                            ---------------  ----------------
Revenues:
  Investment advisory and services fees (1).............................    $    1,882.4     $    1,847.9
  Distribution revenues.................................................           436.0            467.5
  Institutional research services.......................................           267.9            294.9
  Shareholder servicing fees............................................            94.3            101.6
  Other revenues, net (1)...............................................            57.9             33.0
                                                                            ---------------  ----------------
      Total revenues....................................................         2,738.5          2,744.9
                                                                            ---------------  ----------------
Expenses:
  Alliance employee compensation and benefits...........................           914.5            907.1
  Promotion and servicing:
     Distribution plan payments.........................................           370.6            392.8
     Amortization of deferred sales commissions.........................           208.6            229.0
     Other promotion and servicing expenses.............................           165.0            193.3
  Alliance interest expense.............................................            25.3             27.4
  Amortization of goodwill and intangibles..............................            25.1             24.2
  Other operating expenses..............................................           380.8            380.4
  Charge for mutual fund matters and legal proceedings..................           330.0
                                                                            ---------------  ----------------
      Total expenses....................................................         2,419.9          2,154.2
                                                                            ---------------  ----------------
Earnings from Continuing Operations before
   Federal Income Taxes and Minority Interest...........................    $      318.6     $      590.7
                                                                            ===============  ================

(1) Includes fees earned by Alliance totaling $37.6 million and $36.2 million in 2003 and 2002, respectively, for services provided to the Insurance Group.

Investment Services' pre-tax earnings from continuing operations for 2003 were $318.6 million, a decrease of $272.1 million from the prior year. Revenues totaled $2.74 billion in 2003, a slight decrease of $6.4 million from 2002, as $31.4 million lower distribution revenues, $27.0 million lower institutional research services revenues and $7.3 million lower shareholder servicing fees due to shareholder account terminations were offset by a $34.5 million increase in investment advisory and services fees and $24.9 million increase in other revenues, net. The decrease in distribution revenues was principally due to lower average daily mutual fund assets under management ("AUM"). The decrease in institutional research services revenues was generally due to lower NYSE transaction volume and lower domestic price realization partially offset by higher market share of addressable non-program trading NYSE volume and higher Sanford C. Bernstein Limited revenues in Europe. Investment advisory and services fees include brokerage transaction charges for SCB LLC. The increase in investment advisory and services fees primarily resulted from an increase in performance fees from $54.1 million in 2002 to $81.8 million in 2003, market appreciation of AUM and net asset inflows partially offset by $10.1 million lower commissions due to lower brokerage transaction volume. Higher performance fees in 2003 were earned primarily by certain hedge funds due to an improved market environment for value and growth equity stocks. The 2002 performance fees were primarily related to lower investment returns, caused by adverse equity and fixed income markets, earned by certain hedge funds investing in value stocks and certain growth investment advisory contracts, partially offset by higher performance fees in certain value investment advisory contracts. The increase in other revenues, net in 2003 was principally a result of mark to market gains on investments in Alliance mutual funds.

The segment's total expenses were $2.42 billion in 2003, compared to $2.15 billion in 2002, an increase of $265.7 million. The 2003 total included the $330.0 million charge related to Alliance's charge for mutual fund matters and legal proceedings. When this charge is excluded, the Investment Services segment's total expenses would have decreased $64.3 million in 2003 primarily due to a $70.9 million decrease in promotion and servicing expenses. Lower distribution plan payments, lower amortization of deferred sales commissions and a decrease in all other promotion and servicing expenses due to lower printing and mailing expense as a result of cost containment initiatives contributed to the promotion and servicing expense decline in 2003. There was a $7.4 million increase in

                                      7-6

Alliance employee compensation and benefits in 2003 as compared to 2002 as a result of higher incentive compensation expense partially offset by lower commission expense. Base compensation and fringes and other compensation decreased in 2003 primarily due to lower base compensation resulting from lower average headcount. Incentive compensation increased in 2003 as a result of higher deferred compensation amortization due to vesting, partially offset by lower short-term incentive compensation expense reflecting the decrease in net income caused by the charge to income for mutual fund matters and legal proceedings. Commission expense was lower in 2003 as a result of lower retail sales and the implementation of a new deferred sales substitution plan.


ASSETS UNDER MANAGEMENT

A breakdown of the Company's and the Holding Company's AUM follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                         December 31,
                                                                             --------------------------------------
                                                                                   2003                2002
                                                                             ------------------  ------------------

Third party (1)..........................................................     $    413,956        $   337,984
Equitable Life General Account, the Holding Company
   and its other affiliates (2)..........................................           39,913             38,315
Separate Accounts........................................................           54,438             39,012
                                                                             ------------------  ------------------
    Total Assets Under Management........................................     $    508,307        $   415,311
                                                                             ==================  ==================

(1) Includes $15.97 billion and $7.83 billion of assets managed on behalf of AXA affiliates at December 31, 2003 and 2002, respectively. Also included in 2003 and 2002 are $10.0 billion and $8.7 billion, respectively, in assets related to an Australian joint venture between Alliance and an AXA affiliate. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2) Includes invested assets of the Company, the Holding Company and its other affiliates not managed by Alliance, principally cash and short-term investments and policy loans, totaling approximately $8.24 billion and $8.66 billion at December 31, 2003 and 2002, respectively, as well as mortgages and equity real estate totaling $4.49 billion and $4.83 billion at December 31, 2003 and 2002, respectively.

Third party AUM increased $75.97 billion to $413.96 billion in 2003 primarily due to increases at Alliance. Equitable Life General Account, Holding Company and its other affiliates AUM increased $1.60 billion from the total reported in 2002 due to higher sales of General Account based products. The $15.43 billion increase in Separate Accounts AUM in 2003 resulted from $11.12 billion in appreciation due to improving market conditions in the last nine months of the year and $4.31 billion in net new deposits.

Alliance's AUM increased $88.2 billion to $474.8 billion in 2003 from $386.6 billion in 2002; $80.5 billion of the increase resulted from significant market appreciation due to global equity market increases and $7.7 billion to net asset inflows. Active equity and balanced account AUM, which comprise 59.4% of Alliance's total AUM at December 31, 2003, increased by 36%, while active fixed income account AUM increased by 5.5%. Net inflows of $10.4 million and $4.0 million, respectively, in the institutional investment management and the private client categories were partially offset by net outflows of $6.7 million in the retail channel.


OTHER DISCONTINUED OPERATIONS

Earnings from Other Discontinued Operations of $3.4 million in 2003 as compared to $5.6 million in 2002 reflect releases of the allowance for future losses due primarily to improved actual and projected investment results.


                                      7-7

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

Sources of Liquidity. Equitable Life's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2003, this asset pool included an aggregate of $826.3 million in highly liquid short-term investments, as compared to $767.4 million at December 31, 2002. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet Equitable Life's liquidity needs.

Other liquidity sources include dividends and distributions from Alliance. In 2003, Equitable Life received cash distributions from Alliance and Alliance Holding of $241.9 million as compared to $259.3 million in 2002. Cash distributions in 2004 are expected to be lower as a result of the market timing settlements at Alliance.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations, scheduled maturities of fixed maturities and borrowings available under its commercial paper program and bank credit facilities to satisfy Equitable Life's liquidity needs.

Liquidity Requirements. Equitable Life's liquidity needs are affected by fluctuations in mortality and other benefit payments and in the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Insurance," as well as by dividends to its shareholder. In 2003 and 2002, respectively, Equitable Life paid shareholder dividends totaling $400.0 million and $500.0 million.

Management from time to time explores selective acquisition opportunities in insurance and investment services businesses.

Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Bernstein Put. In connection with Alliance's acquisition of Bernstein, the Holding Company agreed to provide liquidity to the former Bernstein shareholders after a two-year lock-out period which ended October 2002. In fourth quarter 2002, a subsidiary of Equitable Life, as designee of the Holding Company, acquired 8.16 million of these Alliance Units at the aggregate market price of $249.7 million; there were no additional acquisitions in 2003. On March 5, 2004, a subsidiary of Equitable Life acquired 8.16 million Alliance Units for an aggregate market price of $308.7 million, increasing the Company's economic interest in Alliance to 45.6% and AXA Financial's economic interest to 58.4%. The remaining 24.5 million Alliance Units outstanding at March 5, 2004 may be sold to the Holding Company or its designee at the prevailing market price over the remaining five years ending in 2009. Generally, not more than 20% of the original Units issued to the former Bernstein shareholders may be put to the Holding Company in any one annual period.

ALLIANCE

Alliance's principal sources of liquidity have been cash flows from operations and proceeds from the issuance, both publicly and privately, of debt and Alliance Units. Alliance requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes.

Alliance has an $800.0 million five-year revolving credit facility entered into in September 2002 with a group of commercial banks and other lenders. Of the total, $425 million provides back-up liquidity for Alliance's $425


                                      7-8
million commercial paper program, with the balance available for general purposes, including capital expenditures and funding payment of deferred sales commissions to financial intermediaries. The facility's interest rate, at Alliance's option, is a floating rate generally based on a defined prime rate, a rate related to LIBOR or the Federal funds rate. To supplement its commercial paper program, Alliance maintains a $100 million Extendible Commercial Notes ("ECN") program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. No amounts were outstanding at December 31, 2003 under any of these programs.

In January 2004, Alliance paid $250 million in respect of the restitution fund plus additional amounts in respect of other litigation of the $330 million charge for mutual fund matters and legal proceedings.

Certain of Alliance's deferred and other compensation plans provide for the election by participants to receive Alliance Holding units or Alliance sponsored mutual funds. From time to time, Alliance will fund participant elections. During the first two months of 2004, Alliance made purchases of Alliance sponsored mutual funds totaling $108.0 million. Alliance expects to purchase Alliance Holding units with an aggregate value of approximately $31 million during March 2004. In 2003 and 2002, respectively, subsidiaries of Alliance purchased Alliance Holding units totaling $72.4 million and $73.1 million for such plans.

Management believes Alliance's substantial equity base, its access to public and private debt and its cash flows from operations will provide the financial resources to meet its capital and general business requirements. For further information, see Alliance's Annual Report on Form 10-K for the year ended December 31, 2003.


SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. At December 31, 2003, Equitable Life had a $400.0 million, 5.89% loan outstanding with AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. Alliance provides investment management and related services to AXA, the Holding Company and Equitable Life and certain of their subsidiaries and affiliates. In 2001, Alliance entered into joint ventures with an Australian affiliate of AXA and recognized management fees of $16.2 million, $14.1 million and $12.3 million in 2003, 2002 and 2001, respectively. The Holding Company, Equitable Life and Alliance, along with other AXA affiliates, participate in certain cost sharing and servicing agreements which include technology and professional development arrangements. Payments by Equitable Life to AXA totaled approximately $16.7 million, $16.3 million and $13.7 million in 2003, 2002 and 2001, respectively, while Alliance's share of such costs were approximately $0.6 million, $1.6 million and $0.9 million, respectively. See Notes 19 and 22 of Notes to the Consolidated Financial Statements and Alliance's Report on Form 10-K for the year ended December 31, 2003 for information on related party transactions.

A schedule of future payments under certain of the Company's consolidated contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2003
                                  (IN MILLIONS)

                                                                        Payments Due by Period
                                                    ----------------------------------------------------------------
                                                         Less than                                      Over
                                        Total             1 year      1 - 3 years   4 - 5 years        5 years
                                    --------------- ----------------- ------------ ------------- -------------------

Contractual obligations:
   Long-term debt.................. $   1,006.6     $       -         $    806.5   $       -      $       200.1
   Operating leases................     1,312.8           125.8            235.1         187.9            764.0
                                    --------------- ----------------- ------------ ------------- -------------------

     Total Contractual
       Obligations................. $   2,319.4     $     125.8       $  1,041.6   $     187.9    $       964.1
                                    =============== ================= ============ ============== ==================

The Company also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments depends upon such factors as the mortality and persistency of its customer base.

Alliance has a $165.7 million accrual for compensation and benefits, of which $71.8 million is expected to be paid in 2005-2006, $27.2 million in 2007-2008 and the rest thereafter. Further, Alliance expects to make contributions to its

                                      7-9
qualified profit sharing plan of approximately $2.3 million in each of the next four years. Alliance is required to contribute additional amounts to its qualified noncontributory defined retirement plan by December 15, 2005. The current estimate of this payment is $1.4 million; Alliance expects to make this contribution during 2004.

In addition, the Company has obligations under contingent commitments at December 31, 2003, including: Equitable Life's and Alliance's respective revolving credit facilities and commercial paper programs; Alliance's $100.0 million ECN program; the Insurance Group's $169.9 million letters of credit; Alliance's $125.0 million guarantee on behalf of SCB LLC; and the Company's guarantees or commitments to provide equity financing to certain limited partnerships of $342.6 million. Information on these contingent commitments can be found in Notes 10, 15 and 22 of Notes to Consolidated Financial Statements.

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


CRITICAL ACCOUNTING ESTIMATES

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

                                      7-10

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

Future Policy Benefits - Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses and, in the case of participating policies, expected annual and terminal dividends. Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates. Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses. The allowance for future losses for the discontinued Wind-Up Annuities is based upon numerous estimates and subjective judgments regarding the expected performance of the related invested assets, future asset reinvestment rates and future benefit payments.

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

Consolidation - The Company includes in its consolidated financial statements the accounts and activities of Equitable Life, those of its subsidiaries engaged in insurance related businesses; other subsidiaries, principally Alliance; and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation. All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation.


FORWARD-LOOKING STATEMENTS AND RISK CONSIDERATIONS

The Company's management has made in this report, and from time to time may make in its public filings and press releases as well as in oral presentations and discussions, forward-looking statements concerning the Company's operations, economic performance and financial position. Forward-looking statements include, among other things, discussions concerning the Company's potential exposure to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. The Company claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors


                                      7-11
including those discussed elsewhere in this report and in the Company's other public filings, press releases, oral presentations and discussions. The following discussion highlights some of the more important risk and other factors that could cause such differences and/or, if realized, could have a material adverse effect on the Company's consolidated financial position and/or results of operations.

Market Risk. The Company's businesses are subject to market risks arising from its insurance asset/liability management, investment management and trading activities. The primary market risk exposures result from interest rate fluctuations, equity price movements and changes in credit quality. The nature of each of these risks is discussed under the caption "Quantitative and Qualitative Disclosures About Market Risk" and in Note 14 of Notes to Consolidated Financial Statements, both contained herein.

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

Margins on interest-sensitive annuities and universal life insurance can be affected by interest rate fluctuations. In a declining interest rate environment, credited rates can generally be adjusted more quickly than the related invested asset portfolio is affected by declining reinvestment rates, tending to result in higher net interest margins on interest-sensitive products in the short term. However, under scenarios in which interest rates fall and remain at significantly lower levels, minimum guarantees on interest-sensitive annuities and universal life insurance (generally 1.5% to 4.5%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate and in some cases, potentially, to become negative.

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

Other Risks of the Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of the Company's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of Equitable Life; its


                                      7-12
reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers' expectations; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

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

The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; the ability to reach sales targets for key products; the Company's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB features; the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with the GMDB and GMIB features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of the September 11, 2001 and any future terrorist attacks and the results of the war on terrorism.

Recoverability of DAC is dependent on future contract cash flows (including premiums and deposits, contract charges, benefits, surrenders, withdrawals, and expenses), which can be affected by equity market and interest rate trends as well as changes in contract persistency levels. The ability of the Insurance Group to reach its sales targets will depend, in part, on the market receptivity of its redesigned variable annuity product, Accumulator(R) '04, which was introduced in September 2003. The performance of General Account Investment Assets depends, among other things, on levels of interest rates and the markets for equity securities and real estate, the need for asset valuation allowances and writedowns, and the performance of equity investments which have created, and in the future may create, significant volatility in investment income.

Other Risks of the Investment Services Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Services" contained herein. Recently, a number of regulators have been focusing attention on various practices in or affecting the investment management and/or mutual fund industries, including, among others, late trading, market timing and revenue sharing. In December 2003, Alliance resolved regulatory claims with the SEC and NYAG related to market timing in certain of its mutual funds. Alliance's involvement in the market timing investigations and related matters may have an adverse effect on the Company's and Alliance's assets under management, including an increase in mutual fund redemptions, and may cause general reputational damage, both of which could adversely affect the Company's and Alliance's results of operations.

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the deferred sales commission asset was $387.2 million at December 31, 2003.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Alliance's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution fees and CDSC. Distribution fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on lower of cost or current value, at the

                                      7-13
time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

Significant assumptions utilized to estimate average assets under management of back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At December 31, 2003, Alliance's management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase the undiscounted future cash flows, while lower actual average market returns would decrease the undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the three and five-year periods ended December 31, 2003. Alliance's management used a range of expected average annual redemption rates of 16% to 20% at December 31, 2003, calculated as a percentage of average assets under management. An increase in the actual rate of redemptions would decrease the undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase the undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Alliance's management considers the results of these analyses performed at various dates. As of December 31, 2003, Alliance's management believed that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of discounted cash flows discounted to a present value amount.

During 2003, equity markets increased by approximately 29% as measured by the change in the Standard & Poor's 500 Stock Index while fixed income markets increased by approximately 4% as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 22% in 2003. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

Other Discontinued Operations. The determination of the allowance for future losses for the discontinued Wind-Up Annuities continues to involve numerous estimates and subjective judgments including those regarding expected performance of investment assets, asset reinvestment rates, ultimate mortality experience and other factors which affect investment and benefit projections. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations within the consolidated statements of earnings. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

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

                                      7-14

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Holding Company's insurance subsidiaries, including Equitable Life, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators could result in adverse publicity, sanctions and fines. Beginning in September 2003, Equitable Life, EQAT, Premier Trust, VIP Trust, AXA Advisors and AXA Distributors have received various requests for information and documents from the SEC and the NASD regarding practices relating to market timing, late trading, replacement of variable annuities, revenue sharing and related matters. Each of the requests has been responded to and the requested documents have been provided. In January 2004, the SEC completed an onsite examination of EQAT, Premier Trust, VIP Trust, Equitable Life, as the investment adviser to the Trusts, and the Trusts' distributors. The SEC has advised Equitable Life that no deficiencies or violations came to the SEC's attention during the examination. At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. For further information, see "Business - Regulation" and "Legal Proceedings" contained herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial Statements for pronouncements issued but not effective at December 31, 2003.

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



                                      7-15

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

Insurance Group

Insurance Group results significantly depend on profit margins between investment results from assets held in the General Account associated with the continuing operations ("General Account Investment Assets") and Other Discontinued Operations of the Insurance Group and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the "Investments" section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 85.1% of the carrying value of General Account Investment Assets at December 31, 2003. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2003 and 2002 would have on the fair value of fixed maturities and mortgage loans:

                                              Interest Rate Risk Exposure
                                                     (In Millions)

                                                 December 31, 2003                       December 31, 2002
                                            ------------------------------------ -----------------------------------------
                                                                   Balance After                         Balance After
                                                      Fair           +100 Base             Fair            +100 Basis
                                                      Value         Point Change           Value          Point Change
                                            -------------------  --------------- --------------------- -------------------
      Continuing Operations:
        Fixed maturities:
          Fixed rate........................  $     29,144.7      $     27,690.1     $   25,485.2      $     24,234.9
          Floating rate.....................           350.8               349.9          1,206.6             1,206.6
        Mortgage loans......................         3,761.7             3,614.2          4,070.0             4,054.6

      Other Discontinued Operations:
        Fixed maturities:
          Fixed rate........................  $        716.4      $        685.8     $      722.7      $        687.8
        Mortgage loans......................            69.4                68.0             94.7                92.8


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


                                      7A-1

The investment portfolios also have direct holdings of public and private equity securities. In addition, the General Account is exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2003 and 2002:

                                                      Equity Price Risk Exposure
                                                             (In Millions)

                                                            December 31, 2003                       December 31, 2002
                                               ---------------------------------------- ------------------------------------
                                                                     Balance After                        Balance After
                                                        Fair          -10% Equity           Fair           -10% Equity
                                                       Value          Price Change          Value          Price Change
                                               ------------------ --------------------- -------------- ---------------------
Insurance Group:
  Continuing operations..............         $        13.5         $         12.2       $       37.3   $          33.5
  Other Discontinued Operations......                    .5                     .5                 .9                .8
  Excess of Separate Accounts assets
    over Separate Accounts
    liabilities......................                 137.5                  123.8              128.3             115.5


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

At years end 2003 and 2002, the aggregate carrying value of policyholders liabilities were $40,122.7 million and $37,922.7 million, respectively, including $16,802.1 million and $14,542.6 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2003 and 2002 were $17,219.9 million and $15,092.0 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $17,891.8 million and $15,751.6 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to Equitable Life from interest rate movements of 100 basis points and from equity price changes of 10% from year end 2003 levels.

The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group's exposure to interest rate fluctuations. As more fully described in Notes 2 and 14 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate caps and floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt. In addition, the Company periodically enters into forward and futures contracts to hedge certain equity exposures, including the program to hedge certain risks associated with the GMDB feature of the Accumulator series of annuity products. To minimize credit risk exposure associated with its derivative, transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures which take into

                                      7A-2
consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

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

At years end 2003 and 2002, the fair values of the Insurance Group's derivatives were $9.7 million and $8.7 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

               INSURANCE GROUP - DERIVATIVE FINANCIAL INSTRUMENTS
                 (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)


                                                                           Interest Rate Sensitivity
                                                            --------------------------------------------------------
                                              Weighted
                                               Average       Balance After                         Balance After
                              Notional          Term           -100 Basis            Fair            +100 Basis
                               Amount          (Years)        Point Change           Value          Point Change
                           ---------------  --------------- -----------------   ----------------  ------------------
December 31, 2003
   Options:

     Floors..............   $  12,000.0           3.61       $        20.1      $        9.7        $          .5
                           ===============                  ==================  ================  ==================
December 31, 2002
   Options:
     Caps................   $   5,050.0            .89       $          -       $         -         $         0.5
     Floors..............       4,000.0           3.81                10.0               8.7                  0.7
                           ---------------                  ------------------  ----------------  ------------------

Total....................   $   9,050.0           2.18       $        10.0      $        8.7        $         1.2
                           ===============                  ==================  ================  ==================

                                                                                       Equity Sensitivity
                                                                              --------------------------------------
                                                                                                     Balance after
                                                                                      Fair            -10% Equity
                                                                                     Value            Price Shift
                                                                              ------------------  -------------------
December 31, 2003
   Futures ..............   $     274.8            .22                         $       -          $        27.5
                           ===============                                    ==================  ===================

December 31, 2002 .......   $       -                                          $       -          $         -
                           ===============                                    ==================  ===================

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under SFAS No. 133 and were reported at their fair values of $29.0 million and $120.0 million at December 31, 2003 and 2002, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2003 and 2002, respectively, would increase the balances of these reinsurance contracts to $94.4 million and $177.0 million.

At the end of 2003 and of 2002, the aggregate fair values of long-term debt issued by Equitable Life were $673.4 million and $657.6 million, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2003 and of 2002.

                                      7A-3

                                              Interest Rate Risk Exposure
                                                     (In Millions)

                                                 December 31, 2003                      December 31, 2002
                                       -------------------------------------- --------------------------------------
                                                            Balance After                           Balance After
                                              Fair            -100 Basis            Fair             -100 Basis
                                              Value          Point Change           Value           Point Change
                                       ----------------- -------------------- ------------------  ------------------

Continuing Operations:
 Fixed rate........................   $     673.4       $       701.8        $     657.6        $      690.0

Investment Services

Alliance's investments consist of investments, trading and available-for-sale, and other investments. Alliance's investments, trading and available-for-sale, include U.S. Treasury bills, equity and fixed income mutual funds and money market investments. The carrying value of money market investments approximates fair value. Trading investments are purchased for short-term investments. Although investments, available-for-sale, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include Alliance's investments in hedge funds sponsored by Alliance. The following table presents Alliance's potential exposure from its investments in equity mutual funds and equity hedge funds, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2003 and 2002:

                                              Equity Price Risk Exposure
                                                     (In Millions)

                                                   December 31, 2003                       December 31, 2002
                                      ---------------------------------------- ------------------------------------
                                                            Balance After                        Balance After
                                               Fair          -10% Equity           Fair           -10% Equity
                                              Value          Price Change          Value          Price Change
                                      ------------------ --------------------- -------------- ---------------------

Equity Investments:
 Trading............................   $        43.7    $         39.3        $       15.6   $          14.0
 Non-trading........................            87.0              78.3                40.1              36.1

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent Alliance management's view of future market changes. These measurements are based on Alliance's exposure at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to Alliance management's assessment of changing market conditions and available investment opportunities. At December 31, 2003, management believes Alliance's estimates of its interest rate, derivative and credit quality risks related to Alliance's investment portfolios were not material to the Company.

At December 31, 2003, Alliance's fixed rate debt had an aggregate fair value of $432.4 million. The potential fair value would increase to $451.9 million in response to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2003. For further information on Alliance's market risk, see Alliance Holding's and Alliance's Annual Reports on Form 10-K for the year ended December 31, 2003.



                                      7A-4

PART II, ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

Report of Independent Auditors ...........................................................................  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2003 and 2002.................................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 2003, 2002  and 2001......................  F-3
  Consolidated Statements of Shareholder's Equity, Years Ended
    December 31, 2003, 2002 and 2001......................................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002 and 2001.....................  F-5
  Notes to Consolidated Financial Statements..............................................................  F-7

Report of Independent Auditors on Financial Statement Schedules...........................................  F-56

Consolidated Financial Statement Schedules:
   Schedule I - Summary of Investments -  Other than Investments in Related Parties,
    December 31, 2003.....................................................................................  F-57
   Schedule II - Balance Sheets (Parent Company), December 31, 2003 and 2002..............................  F-58
   Schedule II - Statements of Earnings (Parent Company), Years Ended
    December 31, 2003, 2002 and 2001......................................................................  F-59
   Schedule II - Statements of Cash Flows (Parent Company), Years Ended
    December 31, 2003, 2002 and 2001......................................................................  F-60
   Schedule III - Supplementary Insurance Information, Years Ended
    December 31, 2003, 2002 and 2001......................................................................  F-61
   Schedule IV - Reinsurance, Years Ended December 31, 2003, 2002 and 2001................................  F-64

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholder of The Equitable Life Assurance Society of the United States


In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of earnings, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of The Equitable Life Assurance Society of the United States and its subsidiaries ("Equitable Life") at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Equitable Life's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
New York, New York

March 9, 2004

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                               December 31,         December 31,
                                                                                   2003                 2002
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    29,095.5        $    26,278.9
  Mortgage loans on real estate.............................................        3,503.1              3,746.2
  Equity real estate, held for the production of income.....................          656.5                717.3
  Policy loans..............................................................        3,894.3              4,035.6
  Other equity investments..................................................          789.1                720.3
  Other invested assets.....................................................        1,101.6              1,327.6
                                                                              -----------------    -----------------
      Total investments.....................................................       39,040.1             36,825.9
Cash and cash equivalents...................................................          722.7                269.6
Cash and securities segregated, at estimated fair value.....................        1,285.8              1,174.3
Broker-dealer related receivables...........................................        2,284.7              1,446.2
Deferred policy acquisition costs...........................................        6,290.4              5,801.0
Goodwill and other intangible assets, net...................................        3,513.4              3,503.8
Amounts due from reinsurers.................................................        2,460.4              2,351.7
Loans to affiliates, at estimated fair value................................          400.0                413.0
Other assets................................................................        3,829.7              4,028.7
Separate Accounts' assets...................................................       54,438.1             39,012.1
                                                                              -----------------    -----------------

Total Assets................................................................  $   114,265.3        $    94,826.3
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    25,307.7        $    23,037.5
Future policy benefits and other policyholders liabilities..................       13,934.7             13,975.7
Broker-dealer related payables..............................................        1,261.8                731.0
Customers related payables..................................................        1,897.5              1,566.8
Amounts due to reinsurers...................................................          936.5                867.5
Short-term and long-term debt...............................................        1,253.2              1,274.7
Federal income taxes payable................................................        2,362.8              2,006.4
Other liabilities...........................................................        2,006.9              1,751.8
Separate Accounts' liabilities..............................................       54,300.6             38,883.8
Minority interest in equity of consolidated subsidiaries....................        1,744.9              1,816.6
Minority interest subject to redemption rights..............................          488.1                515.4
                                                                              -----------------    -----------------
      Total liabilities.....................................................      105,494.7             86,427.2
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 12, 14, 15, 16 and 17)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,848.2              4,812.8
Retained earnings...........................................................        3,027.1              2,902.7
Accumulated other comprehensive income......................................          892.8                681.1
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        8,770.6              8,399.1
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $   114,265.3        $    94,826.3
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      2003               2002               2001
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)

REVENUES
Universal life and investment-type product
  policy fee income...........................................   $    1,376.7       $     1,315.5      $     1,342.3
Premiums......................................................          889.4               945.2            1,019.9
Net investment income.........................................        2,386.9             2,377.2            2,404.3
Investment losses, net........................................          (62.3)             (278.5)            (207.3)
Commissions, fees and other income............................        2,811.8             2,987.6            3,108.5
                                                                -----------------  -----------------  -----------------
      Total revenues..........................................        7,402.5             7,347.0            7,667.7
                                                                -----------------  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.......................................        1,708.2             2,036.0            1,888.8
Interest credited to policyholders' account balances..........          969.7               972.5              981.7
Compensation and benefits.....................................        1,327.0             1,244.3            1,307.1
Commissions...................................................          991.9               788.8              742.1
Distribution plan payments....................................          370.6               392.8              429.1
Amortization of deferred sales commissions....................          208.6               229.0              230.8
Interest expense..............................................           82.3                95.7              102.6
Amortization of deferred policy acquisition costs.............          434.6               296.7              287.9
Capitalization of deferred policy acquisition costs...........         (990.7)             (754.8)            (746.4)
Rent expense..................................................          165.8               168.8              157.5
Amortization of goodwill and other intangible assets, net.....           21.9                21.2              178.2
Alliance charge for mutual fund matters and legal
  proceedings.................................................          330.0                 -                  -
Other operating costs and expenses............................          832.4               827.4              815.4
                                                                -----------------  -----------------  -----------------
      Total benefits and other deductions.....................        6,452.3             6,318.4            6,374.8
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before Federal
  income taxes and minority interest..........................          950.2             1,028.6            1,292.9
Federal income tax expense....................................         (240.5)              (50.9)            (316.2)
Minority interest in net income of consolidated subsidiaries..         (188.7)             (362.8)            (370.1)
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations...........................          521.0               614.9              606.6
Earnings from discontinued operations, net of Federal
    income taxes..............................................            3.4                 5.6               43.9
Cumulative effect of accounting changes, net of Federal
    income taxes..............................................            -                 (33.1)              (3.5)
                                                                -----------------  -----------------  -----------------
Net Earnings..................................................   $      524.4       $       587.4      $       647.0
                                                                =================  =================  =================






                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         2003               2002               2001
                                                                   -----------------   ----------------   ----------------
                                                                                       (In Millions)

Common stock, at par value, beginning and end of year.........      $         2.5       $        2.5       $        2.5
                                                                   -----------------   ----------------   ----------------

Capital in excess of par value, beginning of year as previously
   reported...................................................            4,753.8            4,694.6            4,723.8
Prior period adjustment related to deferred Federal
    income taxes..............................................               59.0               59.0               59.0
                                                                   -----------------   ----------------   ----------------
Capital in excess of par value, beginning of year as restated.            4,812.8            4,753.6            4,782.8
Increase (decrease) in paid in capital in excess of par value.               35.4               59.2              (29.2)
                                                                   -----------------   ----------------   ----------------
Capital in excess of par value, end of year...................            4,848.2            4,812.8            4,753.6
                                                                   -----------------   ----------------   ----------------

Retained earnings, beginning of year as previously reported...            2,740.6            2,653.2            3,706.2
Prior period adjustment related to deferred Federal
   income taxes...............................................              162.1              162.1              162.1
                                                                   -----------------   ----------------   ----------------
Retained earnings, beginning of year as restated..............            2,902.7            2,815.3            3,868.3
Net earnings..................................................              524.4              587.4              647.0
Shareholder dividends paid....................................             (400.0)            (500.0)          (1,700.0)
                                                                   -----------------   ----------------   ----------------
Retained earnings, end of year................................            3,027.1            2,902.7            2,815.3
                                                                   -----------------   ----------------   ----------------

Accumulated other comprehensive income ,
  beginning of year...........................................              681.1              215.4               12.8
Other comprehensive income....................................              211.7              465.7              202.6
                                                                   -----------------   ----------------   ----------------
Accumulated other comprehensive income, end of year...........              892.8              681.1              215.4
                                                                   -----------------   ----------------   ----------------

Total Shareholder's Equity, End of Year.......................      $     8,770.6       $    8,399.1       $    7,786.8
                                                                   =================   ================   ================

COMPREHENSIVE INCOME
Net earnings..................................................      $       524.4       $      587.4       $      647.0
                                                                   -----------------   ----------------   ----------------
Change in unrealized gains (losses), net of reclassification
   adjustments................................................              211.7              465.6              202.6
Minimum pension liability adjustment..........................                -                   .1                -
                                                                   -----------------   ----------------   ----------------
Other comprehensive income....................................              211.7              465.7              202.6
                                                                   -----------------   ----------------   ----------------
Comprehensive Income..........................................      $       736.1       $    1,053.1       $      849.6
                                                                   =================   ================   ================












                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003                2002               2001
                                                                 -----------------   -----------------  -----------------
                                                                                      (In Millions)

Net earnings..................................................    $       524.4       $      587.4       $       647.0
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Interest credited to policyholders' account balances........            969.7              972.5               981.7
  Universal life and investment-type product
    policy fee income.........................................         (1,376.7)          (1,315.5)           (1,342.3)
  Net change in broker-dealer and customer related
    receivables/payables......................................             22.5             (237.3)              181.0
  Investment losses, net......................................             62.3              278.5               207.3
  Change in deferred policy acquisition costs.................           (556.1)            (458.1)             (458.5)
  Change in future policy benefits............................            (97.4)             218.0               (15.1)
  Change in property and equipment............................            (55.8)             (76.6)             (229.2)
  Change in Federal income tax payable........................            246.3               93.3              (231.5)
  Change in accounts payable and accrued expenses.............            276.8               (8.9)              (36.8)
  Change in segregated cash and securities, net...............           (111.5)             240.8              (108.8)
  Minority interest in net income of consolidated
     subsidiaries.............................................            188.7              362.8               370.1
  Change in fair value of guaranteed minimum income
     benefit reinsurance contracts............................             91.0             (120.0)                -
  Amortization of deferred sales commissions..................            208.6              229.0               230.8
  Amortization of goodwill and other intangible assets, net...             21.9               21.2               178.2
  Other, net..................................................            272.6             (114.2)              121.9
                                                                 -----------------   -----------------  -----------------

Net cash provided by operating activities.....................            687.3              672.9               495.8
                                                                 -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................          4,216.4            2,996.0             2,454.6
  Sales.......................................................          4,818.2            8,035.9             9,285.2
  Purchases...................................................        (11,457.9)         (12,709.0)          (11,833.0)
  Change in short-term investments............................            334.3             (568.9)              211.8
  Acquisition of subsidiary ..................................              -               (249.7)                -
  Loans to affiliates.........................................              -                  -                (400.0)
  Other, net..................................................             89.3              126.6               (80.3)
                                                                 -----------------   -----------------  -----------------

Net cash used by investing activities.........................         (1,999.7)          (2,369.1)             (361.7)
                                                                 -----------------   -----------------  -----------------

Cash flows from financing activities:
  Policyholders' account balances:
     Deposits.................................................          5,639.1            4,328.5             3,198.8
     Withdrawals and transfers to Separate Accounts...........         (3,181.1)          (2,022.9)           (2,458.1)
  Net change in short-term financings.........................            (22.1)            (201.2)             (552.8)
  Additions to long-term debt.................................              -                  -                 398.1
  Shareholder dividends paid..................................           (400.0)            (500.0)           (1,700.0)
  Other, net..................................................           (270.4)            (318.6)             (456.9)
                                                                 -----------------   -----------------  -----------------

Net cash provided (used) by financing activities..............          1,765.5            1,285.8            (1,570.9)
                                                                 -----------------   -----------------  -----------------

Change in cash and cash equivalents...........................            453.1             (410.4)           (1,436.8)
Cash and cash equivalents, beginning of year..................            269.6              680.0             2,116.8
                                                                 -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year........................    $       722.7       $      269.6       $       680.0
                                                                 =================   =================  =================

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                    CONTINUED

                                                                      2003               2002               2001
                                                                -----------------  -----------------  -----------------
                                                                                    (In Millions)


Supplemental cash flow information:
  Interest Paid...............................................   $       91.0       $        80.5      $        82.1
                                                                =================  =================  =================
  Income Taxes (Refunded) Paid................................   $      (45.7)      $      (139.6)     $       524.2
                                                                =================  =================  =================










                 See Notes to Consolidated Financial Statements.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)      ORGANIZATION

        The Equitable Life Assurance Society of the United States ("Equitable Life") is an indirect, wholly owned subsidiary of AXA Financial, Inc. (the "Holding Company," and collectively with its consolidated subsidiaries, "AXA Financial"). Equitable Life's insurance business is conducted principally by Equitable Life and its wholly owned life insurance subsidiary, Equitable of Colorado ("EOC"). Equitable Life's investment management business, which comprises the Investment Services segment, is principally conducted by Alliance Capital Management L.P. ("Alliance").

        In October 2000, Alliance acquired substantially all of the assets and liabilities of SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In the fourth quarter of 2002, Equitable Life and its consolidated subsidiaries (collectively, the "Company") acquired 8.16 million units in Alliance ("Alliance Units") at the aggregate market price of $249.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement (see Note 2). Upon completion of this transaction the Company's beneficial ownership in Alliance increased by approximately 3.2%. The Company's consolidated economic interest in Alliance was 42.6% at December 31, 2003, and together with the Holding Company's economic interest in Alliance was approximately 55.5%.

        AXA, a French holding company for an international group of insurance and related financial services companies, has been the Holding Company's largest shareholder since 1992. In 2000, AXA acquired the approximately 40% of outstanding Holding Company common stock ("Common Stock") it did not already own. On January 2, 2001, AXA Merger Corp. ("AXA Merger"), a wholly owned subsidiary of AXA, was merged with and into the Holding Company, resulting in AXA Financial becoming a wholly owned subsidiary of AXA.


2)      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation
        -----------------------------------------------------

        The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented.

        The accompanying consolidated financial statements include the accounts of Equitable Life and its subsidiary engaged in insurance related businesses (collectively, the "Insurance Group"); other subsidiaries, principally Alliance; and those investment companies, partnerships and joint ventures in which Equitable Life or its subsidiaries has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation.

        All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation. The years "2003," "2002" and "2001" refer to the years ended December 31, 2003, 2002 and 2001, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

        Prior Period Adjustment
        -----------------------

        A review by Equitable Life in 2003 of Federal income tax assets and liabilities identified an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. As a result, the Federal income tax liability as of December 31, 2002 has been reduced by $221.1 million, and the consolidated shareholder's equity as of December 31, 2002 and 2001 has been increased by $221.1 million, with no impact on the consolidated statements of earnings for the years ended December 31, 2002 and 2001 or any prior period after the adoption on January 1, 1992 of SFAS No. 109, "Accounting for Income Taxes." This adjustment has been reported in the accompanying financial statements as an increase in consolidated shareholder's equity as of January 1, 2001.

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

        Other Discontinued Operations
        -----------------------------

        In 1991, management discontinued the business of certain pension operations ("Other Discontinued Operations"). Other Discontinued Operations at December 31, 2003 principally consists of the group non-participating wind-up annuities ("Wind-Up Annuities"), for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2003 is adequate to provide for all future losses; however, the quarterly allowance review continues to involve numerous estimates and subjective judgments regarding the expected performance of invested assets ("Discontinued Operations Investment Assets") held by Other Discontinued Operations. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of the Other Discontinued Operations differ from management's current best estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. See Note 8.

        Accounting Changes
        ------------------

        In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses when it is appropriate to consolidate financial interests in a VIE, a new term to define a business structure that either (i) does not have equity investors with voting or other similar rights or (ii) has equity investors that do not provide sufficient financial resources to support its activities. For entities with these characteristics, including many formerly known as special purpose entities ("SPEs"), FIN No. 46 imposes a consolidation standard that focuses on the relative exposures of the participants to the economic risks and rewards from the net assets of the VIE rather than on ownership of its voting interests, if any, to determine whether a parent-subsidiary relationship exists. Under FIN No. 46, the party with a majority of the economic risks or rewards associated with a VIE's activities, including those conveyed by guarantees, commitments, derivatives, credit enhancements, and similar instruments or obligations, is the "primary beneficiary" and, therefore, is required to consolidate the VIE.

        Transition to the consolidation requirements of FIN No. 46 began in first quarter 2003, with immediate application to all new VIEs created after January 31, 2003, and was expected to be followed by application beginning in third quarter 2003 to all existing VIEs. However, in October 2003, the FASB deferred the latter transition date to December 31, 2003 and, likewise, extended the related transitional requirements to disclose if it is "reasonably possible" that a company will have a significant, but not necessarily consolidated, variable interest in a VIE when the consolidation requirements become effective. On December 24, 2003, the FASB issued FIN No. 46(Revised) ("FIN No. 46(R)"), containing significant modifications to the original interpretation issued in January 2003 and delaying the requirement to consolidate all VIEs for which the company's financial interest therein constitutes a primary beneficiary relationship until March 31, 2004. Although the consolidation requirements of FIN No. 46(R) generally begin in first quarter 2004, no delay was afforded to consolidation of SPEs. However, at December 31, 2003, no entities in which the Company had economic interests were identified as SPEs under the rules previously in effect.

        While FIN No. 46(R) supports the same underlying principle put forth in the original interpretation, it addresses issues that arose as companies analyzed the potential impact of adopting FIN No. 46's consolidation requirements and resolves some of those issues in a manner expected to make implementation less onerous for certain entities with financial interests in VIEs. The most notable departure of FIN No. 46(R) from the original interpretation is the revised treatment of "decision maker" fees (such as asset management fees) to include only their variability in the calculation of a VIE's expected residual returns. Prior to this change, inclusion of decision maker fees on a gross basis created a bias towards consolidation by a decision maker as the recipient of a majority of a VIE's economic rewards unless another party absorbed a majority of the VIE's economic risks.

        At December 31, 2003, the Insurance Group's General Account had VIEs deemed to be significant under FIN No. 46 totaling $105.8 million. VIEs totaling $45.5 million and $60.3 million are reflected in the consolidated balance sheets as fixed maturities (collateralized debt obligations) and other equity investments (principally, investment limited partnerships), respectively, and are subject to ongoing review for impairment in value. These VIEs and approximately $17.1 million of funding commitments to the investment limited partnerships at December 31, 2003 represent the Insurance Group's maximum exposure to loss from its direct involvement with these VIEs. The Insurance Group has no further economic interests in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations. As a result of management's review and the FASB's implementation guidance to date, these VIEs are not expected to require consolidation because management has determined that the Insurance Group is not the primary beneficiary.

        Management of Alliance has reviewed its investment management agreements, its investments in and other financial arrangements with certain entities that hold client assets under management of approximately $48 billion. These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures, to determine the entities that Alliance would be required to consolidate under FIN No. 46(R).

        As a result of its review, which is still ongoing, Alliance's management believes it is reasonably possible that Alliance will be required to consolidate an investment in a joint venture arrangement including the joint venture's funds under management, and one hedge fund as of March 31, 2004. These entities have client assets under management totaling approximately $231 million. However, Alliance's total investment in these entities is approximately $.4 million and its maximum exposure to loss is limited to its investments and prospective investment management fees. Consolidation of these entities would result in increases in Alliance's assets, principally investments, and in its liabilities, principally minority interests in consolidated entities, of approximately $231 million.

        Alliance derives no direct benefit from client assets under management other than investment management fees and cannot utilize those assets in its operations.

        Alliance has significant variable interests in certain other VIEs with approximately $1.1 billion in client assets under management. However, these VIEs do not require consolidation because Alliance's management has determined that Alliance is not the primary beneficiary. Alliance's maximum exposure to loss to these entities is limited to a nominal investment and prospective investment management fees.

        FIN No. 46(R) is highly complex and requires significant estimates and judgments as to its application. Since implementation of the consolidation of VIEs under FIN No. 46(R) generally has been deferred to reporting periods ending after March 15, 2004 and the FASB is continuing to develop guidance on implementation issues, management's assessment of the effect of FIN No. 46(R) is ongoing and its initial conclusions regarding the consolidation of VIEs may change.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 142 embraced an entirely new approach to accounting for goodwill by eliminating the long-standing requirement for systematic amortization and instead imposing periodic impairment testing to determine whether the fair value of the reporting unit to which the goodwill is ascribed supports its continued recognition. Concurrent with its adoption of SFAS No. 142, the Company ceased to amortize goodwill. Amortization of goodwill and other intangible assets for the year ended December 31, 2001 was approximately $73.4 million, net of minority interest of $104.7 million, of which $7.6 million, net of minority interest of $13.6 million, related to other intangible assets. Net income, excluding goodwill amortization expense, for the year ended December 31, 2001 would have been $712.8 million. The carrying amount of goodwill was $3,140.6 million and $3,112.2 million, respectively, at December 31, 2003 and 2002 and relates solely to the Investment Services segment. No losses resulted in 2003 and 2002 from the annual impairment testing of goodwill and indefinite-lived intangible assets. Amounts presently estimated to be recorded in each of the succeeding five years ending December 31, 2008 for amortization of other intangible assets are not expected to vary significantly from the amount for the full year December 31, 2003 of $9.3 million, net of minority interest of $12.6 million. Amortization of other intangible assets for the year ended December 31, 2002 was $8.6 million, net of minority interest of $12.6 million. The gross carrying amount and accumulated amortization of other intangible assets were $534.8 million and $162.0 million, respectively, at December 31, 2003 and $531.7 million and $140.1 million, respectively, at December 31, 2002. SFAS No. 144 retains many of the fundamental recognition and measurement provisions previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," except for the removal of goodwill from its scope, inclusion of specific guidance on cash flow recoverability testing and the criteria that must be met to classify a long-lived asset as held-for-sale. SFAS No. 141 and No. 144 had no material impact on the results of operations or financial position of the Company upon their adoption on January 1, 2002.

        Effective January 1, 2002, the Company changed its method of accounting for liabilities associated with variable annuity contracts that contain guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") features, to establish reserves for the Company's estimated obligations associated with these features. The method was changed to achieve a better matching of revenues and expenses. The initial impact of adoption as of January 1, 2002 resulted in a charge of $33.1 million for the cumulative effect of this accounting change, net of Federal income taxes of $17.9 million, in the consolidated statements of earnings. Prior to the adoption of this accounting change, benefits under these features were expensed as incurred. The impact of this change was to reduce Earnings from continuing operations in 2002 by $113.0 million, net of Federal income taxes of $61.0 million. The pro-forma effect of retroactive application of this change on 2001 results of operations was not material.

        On January 1, 2001, the Company adopted SFAS No. 133, as amended, that established new accounting and reporting standards for all derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. With respect to free-standing derivative positions, at January 1, 2001, the Company recorded a cumulative-effect-type charge to earnings of $3.5 million to recognize the difference between the carrying values and fair values. With respect to embedded derivatives, the Company elected a January 1, 1999 transition date, thereby effectively "grandfathering" existing accounting for derivatives embedded in hybrid instruments. As a consequence of this election, coupled with interpretive guidance specifically related to insurance contracts and features, adoption of the new requirements for embedded derivatives had no material impact on the Company's results of operations or its financial position. None of the Company's derivatives were designated as qualifying hedges under SFAS No. 133 and, consequently, required mark-to-market accounting through earnings for changes in their fair values beginning January 1, 2001. Upon its adoption of SFAS No. 133, the Company reclassified $256.7 million of held-to-maturity securities as available-for-sale. This reclassification resulted in an after-tax cumulative-effect-type adjustment of $8.9 million in other comprehensive income, representing the after-tax unrealized gain on these securities at January 1, 2001.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 established financial accounting and reporting standards for costs associated with exit or disposal activities initiated after December 31, 2002 and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized only when the liability is incurred and measured initially at fair value. However, the cost of termination benefits provided under the terms of an ongoing benefit arrangement, such as a standard severance offering based on years of service, continues to be covered by other accounting pronouncements and is unchanged by SFAS No. 146. No material impact on the results of operations or financial position of the Company resulted in 2003 from compliance with these new recognition and measurement provisions.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures made by a guarantor in its interim and annual financial statements about obligations under guarantees. FIN No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. The fair value reporting provisions of FIN No. 45 were applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 15). The initial recognition and initial measurement provisions were applied only on a prospective basis to guarantees issued or modified after December 31, 2002 and had no material impact on the Company's results of operations or financial position upon adoption.

        The Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity in the statement of financial position. SFAS No. 150 had no material impact on the Company's results of operations or financial position upon adoption.

        New Accounting Pronouncements
        -----------------------------

        In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 is effective as of January 1, 2004, and will require a change in the Company's accounting policies relating to (a) general account interests in separate accounts, (b) assets and liabilities associated with market value-adjusted annuities, (c) liabilities related to group pension participating contracts, and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and universal life contracts. The method of accounting that the Company adopted in 2002 for GMDB and GMIB liabilities is consistent with the requirements of SOP 03-1. Management expects that the impact of adopting SOP 03-1 on January 1, 2004 will result in a one-time decrease to net earnings of approximately $(1.0) million related to the cumulative effect of the required changes in accounting. Approximately $12.5 million of the cumulative effect adjustment represents a reclassification of investment income previously reported in the consolidated statements of earnings to unrealized gains included in other comprehensive income. Therefore, shareholders' equity is expected to increase approximately $11.5 million as a result of the implementation of SOP 03-1. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

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

        Real estate held for the production of income, including real estate acquired in satisfaction of debt, is stated at depreciated cost less valuation allowances. At the date of foreclosure (including in-substance foreclosure), real estate acquired in satisfaction of debt is valued at estimated fair value. Impaired real estate is written down to fair value with the impairment loss being included in investment gains (losses), net.

        Depreciation of real estate held for production of income is computed using the straight-line method over the estimated useful lives of the properties, which generally range from 40 to 50 years.

        Real estate investments meeting the following criteria are classified as real estate held-for-sale:


           o Management having the authority to approve the action commits the organization to a plan to sell the property.

           o The property is available for immediate sale in its present condition subject only to terms that are usual and customary for the sale of such assets.

           o An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing.

           o The sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year.

           o The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

           o Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

        Real estate held-for-sale is stated at depreciated cost less valuation allowances. Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or current estimated fair value, net of disposition costs. Depreciation is discontinued on real estate held-for-sale.

        In the fourth quarter of 2003, three real estate investments met the criteria of real estate held-for-sale. As a result, the Company transferred these investments with a total carrying value of $56.9 million from real estate held for the production of income to real estate held-for-sale. This amount is included in the Other assets line in the 2003 consolidated balance sheet. The results of operations for these properties in each of the three years ended December 31, 2003 were not significant.

        Valuation allowances are netted against the asset categories to which they apply.

        Policy loans are stated at unpaid principal balances.

        Partnerships, investment companies and joint venture interests in which the Company has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet FIN No. 46(R) requirements for consolidation are consolidated; those in which the Company does not have control and a majority economic interest and those that do not meet FIN No. 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

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

        Net Investment Income, Investment Gains (Losses), Net and Unrealized
        --------------------------------------------------------------------
        Investment Gains (Losses)
        ------------------------

        Net investment income and realized investment gains (losses), net (together "investment results") related to certain participating group annuity contracts which are passed through to the contractholders are offset by amounts reflected as interest credited to policyholders' account balances.

        Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the valuation allowances are included in investment gains or losses.

        Realized and unrealized holding gains (losses) on trading securities are reflected in net investment income.

        Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by the Company are accounted for as a separate component of accumulated comprehensive income, net of related deferred Federal income taxes, amounts attributable to Other Discontinued Operations, Closed Block policyholders dividend obligation, participating group annuity contracts and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

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

        A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (7.05% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (13.05% net of product weighted average Separate Account fees) and 0% (-1.95% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2003, current projections of future average gross market returns assume a 4.7% return for 2004 which is within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after 1 year.

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

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2003, the average rate of assumed investment yields, excluding policy loans, was 7.9% grading to 7.3% over 7 years. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

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

        Equitable Life issues certain variable annuity products with a GMDB feature. Equitable Life also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base. The risk associated with the GMDB and GMIB features is that a protracted under-performance of the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for GMIB, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.0% to 10.9% for life insurance liabilities and from 2.25% to 8.63% for annuity liabilities.

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

        Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $69.9 million and $86.0 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, respectively, $1,109.3 million and $1,088.9 million of DI reserves and associated liabilities were ceded through an indemnity reinsurance agreement principally with a single reinsurer (see Note 12). Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized as follows:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Incurred benefits related to current year..........  $        33.8       $       36.6       $       44.0
        Incurred benefits related to prior years...........           (2.8)              (6.3)             (10.6)
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $        31.0       $       30.3       $       33.4
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        12.1       $       11.5       $       10.7
        Benefits paid related to prior years...............           34.9               37.2               38.8
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $        47.0       $       48.7       $       49.5
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

        At December 31, 2003, participating policies, including those in the Closed Block, represent approximately 18.7% ($34.7 billion) of directly written life insurance in-force, net of amounts ceded.

        Separate Accounts
        -----------------
        Generally, Separate Accounts established under New York State Insurance Law generally are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. Separate Accounts' assets and liabilities are shown on separate lines in the consolidated balance sheets. The Insurance Group bears the investment risk on assets held in one Separate Account; therefore, such assets are carried on the same basis as similar assets held in the General Account portfolio. Assets held in the other Separate Accounts are carried at quoted market values or, where quoted values are not readily available, at estimated fair values as determined by the Insurance Group.

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2003, 2002 and 2001, investment results of such Separate Accounts were losses of $(466.2) million, $(4,740.7) million and $(2,214.4) million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

        Recognition of Investment Management Revenues and Related Expenses
        ------------------------------------------------------------------
        Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and services base fees, generally calculated as a percentage, referred to as "basis points", of assets under management for clients, are recorded as revenue as the related services are performed; they include brokerage transactions charges of Sanford C. Bernstein & Co., LLC ("SCB LLC"), a wholly owned subsidiary of Alliance, for substantially all private client transactions and certain institutional investment management client transactions. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

        Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited, a wholly owned subsidiary of Alliance, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis.

        Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions in unamortized deferred sales commissions when received. At December 31, 2003 and 2002, respectively, net deferred sales commissions totaled $387.2 million and $500.9 million and are included within Other assets. The estimated amortization expense of deferred sales commission, based on December 31, 2003 net balance for each of the next five years is approximately $386.0 million.

        Alliance's management tests the deferred sales commission asset for recoverability quarterly, or more often when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Alliance's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution services fees and CDSC. Distribution services fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on the lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

        Significant assumptions utilized to estimate future average assets under management of back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the last five years. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions. Alliance's management considers the results of these analyses performed at various dates. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance's management's best estimate of future cash flows discounted to a present value amount. As such, given the volatility and uncertainty of capital markets and future redemption, Alliance's management believes these to be critical accounting estimates.

        Other Accounting Policies
        -------------------------

        In accordance with regulations of the Securities and Exchange Commission ("SEC"), securities with a fair value of $1.29 billion and $1.17 billion have been segregated in a special reserve bank custody account at December 31, 2003 and 2002, respectively for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 under the Securities Exchange Act of 1934, as amended.

        Intangible assets include costs assigned to contracts of businesses acquired. These costs continue to be amortized on a straight-line basis over estimated useful lives of twenty years.

        Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software.

        The Holding Company and certain of its consolidated subsidiaries, including the Company, file a consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Minority interest subject to redemption rights represents the remaining
        32.6 million of private Alliance Units issued to former Bernstein shareholders in connection with Alliance's acquisition of Bernstein. The Holding Company agreed to provide liquidity to these former Bernstein shareholders after a two-year lock-out period which ended October 2002. The Company acquired 8.16 million of the former Bernstein shareholders' Alliance Units in 2002. The outstanding 32.6 million Alliance Units may be sold to the Holding Company at the prevailing market price over the remaining six years ending in 2009. Generally, not more than 20% of the original Alliance Units issued to the former Bernstein shareholders may be put to the Holding Company in any one annual period.

        The Company accounts for its stock option plans and other stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 22 for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

3)      INVESTMENTS

        The following tables provide additional information relating to fixed maturities and equity securities:

                                                                   Gross              Gross
                                              Amortized          Unrealized         Unrealized          Estimated
                                                 Cost              Gains              Losses            Fair Value
                                            ---------------   -----------------  -----------------   ---------------
                                                                         (In Millions)

        December 31, 2003
        -----------------
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $    20,653.7     $    1,726.2       $       84.7       $   22,295.2
            Mortgage-backed...............         3,837.0             57.0               17.4            3,876.6
            U.S. Treasury, government
              and agency securities.......           812.3             58.7                 .5              870.5
            States and political
              subdivisions................           188.2             14.1                2.0              200.3
            Foreign governments...........           248.4             45.9                 .3              294.0
            Redeemable preferred stock....         1,412.0            151.1                4.2            1,558.9
                                            ----------------- -----------------  -----------------  ----------------
              Total Available for Sale....   $    27,151.6     $    2,053.0       $      109.1       $   29,095.5
                                            ================= =================  =================  ================

        Equity Securities:
          Available for sale..............   $        11.6     $        1.2       $         .2       $       12.6
          Trading securities..............             1.9               .6                1.5                1.0
                                            ----------------- -----------------  -----------------  ----------------
        Total Equity Securities...........   $        13.5     $        1.8       $        1.7       $       13.6
                                            ================= =================  =================  ================

        December 31, 2002
        -----------------
        Fixed Maturities:
          Available for Sale:
            Corporate.....................   $    20,084.0     $    1,491.0       $      269.0       $   21,306.0
            Mortgage-backed...............         2,419.2             99.2                -              2,518.4
            U.S. Treasury, government
              and agency securities.......           895.5             84.1                -                979.6
            States and political
              subdivisions................           197.6             17.9                -                215.5
            Foreign governments...........           231.8             37.4                 .8              268.4
            Redeemable preferred stock....           923.7             71.4                4.1              991.0
                                            ----------------- -----------------  -----------------  ----------------
              Total Available for Sale....   $    24,751.8     $    1,801.0       $      273.9       $   26,278.9
                                            ================= =================  =================  ================

        Equity Securities:
          Available for sale..............   $        37.6     $        2.0       $        3.4       $       36.2
          Trading securities..............             3.3               .8                3.0                1.1
                                            ----------------- -----------------  -----------------  ----------------
        Total Equity Securities...........   $        40.9     $        2.8       $        6.4       $       37.3
                                            ================= =================  =================  ================

        For publicly-traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, the Company determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2003 and 2002, securities without a readily ascertainable market value having an amortized cost of $4,462.1 million and $4,899.8 million, respectively, had estimated fair values of $4,779.6 million and $5,137.2 million, respectively.

        The contractual maturity of bonds at December 31, 2003 is shown below:

                                                                                        Available for Sale
                                                                                ------------------------------------
                                                                                   Amortized          Estimated
                                                                                     Cost             Fair Value
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Due in one year or less................................................  $      495.5       $      514.8
        Due in years two through five..........................................       4,981.3            5,386.0
        Due in years six through ten...........................................       9,760.8           10,595.8
        Due after ten years....................................................       6,665.0            7,163.4
        Mortgage-backed securities.............................................       3,837.0            3,876.6
                                                                                ----------------   -----------------
        Total..................................................................  $   25,739.6       $   27,536.6
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

        The Company's management, with the assistance of its investment advisors, monitors the investment performance of its portfolio. This review process culminates with a quarterly review of certain assets by the Insurance Group's Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired. The review considers an analysis of individual credit metrics of each issuer as well as industry fundamentals and the outlook for the future. Based on the analysis, a determination is made as to the ability of the issuer to service its debt obligations on an ongoing basis. If this ability is deemed to be impaired, then the appropriate provisions are taken.

        The following table discloses fixed maturities (598 fixed maturities) that have been in a continuous unrealized loss position for less than a twelve month period and greater than a twelve month period as of December 31, 2003:

                                       Less than 12 Months             12 Months or Longer                   Total
                                  -------------------------------  ----------------------------   ----------------------------
                                                        Gross                         Gross                          Gross
                                     Estimated       Unrealized     Estimated      Unrealized      Estimated      Unrealized
                                     Fair Value        Losses       Fair Value       Losses        Fair Value       Losses
                                    -------------   -------------  -------------  -------------   -------------  -------------
                                                                         (In Millions)

   Fixed Maturities:
     Corporate.................   $     2,342.9   $       77.6   $       81.0   $        7.1    $    2,423.9    $      84.7
     Mortgage-backed...........         1,406.0           17.4            -              -           1,406.0           17.4
     U.S. Treasury,
       government and agency
       securities..............            28.3             .5            -              -              28.3             .5
     States and political
       subdivisions............            24.2            2.0            -              -              24.2            2.0
     Foreign governments.......             7.4             .3            1.0            -               8.4             .3
     Redeemable
       preferred stock.........            58.5            3.2           14.0            1.0            72.5            4.2
                                  --------------  -------------  -------------  --------------  -------------  ---------------

   Total Temporarily
     Impaired Securities ......   $     3,867.3   $      101.0   $       96.0   $        8.1    $    3,963.3   $      109.1
                                  ==============  =============  =============  ==============  =============  ===============

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring concentrations in any single issuer or a particular industry group. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2003, approximately

        $1,366.2 million or 5.3% of the $25,739.6 million aggregate amortized cost of bonds held by the Company was considered to be other than investment grade.

        At December 31, 2003, the carrying value of fixed maturities which are non-income producing for the twelve months preceding the consolidated balance sheet date was $53.0 million.

        The Insurance Group holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2003 and 2002 were $775.5 million and $683.0 million, respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $122.4 million and $75.3 million at December 31, 2003 and 2002, respectively. Gross interest income on these loans included in net investment income aggregated $7.8 million, $5.3 million and $3.2 million in 2003, 2002 and 2001, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $10.0 million, $6.8 million and $4.2 million in 2003, 2002 and 2001, respectively.

        Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                   2003                 2002
                                                                            -------------------  -------------------
                                                                                         (In Millions)

        Impaired mortgage loans with investment valuation allowances.......  $        149.4       $        111.8
        Impaired mortgage loans without investment valuation allowances....            29.1                 20.4
                                                                            -------------------  -------------------
        Recorded investment in impaired mortgage loans.....................           178.5                132.2
        Investment valuation allowances....................................           (18.8)               (23.4)
                                                                            -------------------  -------------------
        Net Impaired Mortgage Loans........................................  $        159.7       $        108.8
                                                                            ===================  ===================

        During 2003, 2002 and 2001, respectively, the Company's average recorded investment in impaired mortgage loans was $180.9 million, $138.1 million and $141.7 million. Interest income recognized on these impaired mortgage loans totaled $12.3 million, $10.0 million and $7.2 million for 2003, 2002 and 2001, respectively.

        Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2003 and 2002, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $143.2 million and $91.1 million.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2003 and 2002, the carrying value of equity real estate held-for-sale amounted to $56.9 million and $107.7 million, respectively. For 2003, 2002 and 2001, respectively, real estate of $2.8 million, $5.6 million and $64.8 million was acquired in satisfaction of debt. At December 31, 2003 and 2002, the Company owned $275.8 million and $268.8 million, respectively, of real estate acquired in satisfaction of debt of which $3.6 million and $2.7 million, respectively, are held as real estate joint ventures.

        Accumulated depreciation on real estate was $189.6 million and $163.6 million at December 31, 2003 and 2002, respectively. Depreciation expense on real estate totaled $38.8 million, $18.0 million and $16.1 million for 2003, 2002 and 2001, respectively.

        Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                        2003               2002                2001
                                                                  -----------------   ----------------   -----------------
                                                                                       (In Millions)

        Balances, beginning of year...........................     $        55.0       $       87.6       $      126.2
        Additions charged to income...........................              12.2               32.5               40.0
        Deductions for writedowns and
          asset dispositions..................................             (15.2)             (65.1)             (78.6)
        Deduction for transfer of real estate held-for-sale
          to real estate held for the production of income....             (31.5)               -                  -
                                                                  -----------------   ----------------   -----------------
        Balances, End of Year.................................     $        20.5       $       55.0       $       87.6
                                                                  =================   ================   =================

        Balances, end of year comprise:
          Mortgage loans on real estate.......................     $        18.8       $       23.4       $       19.3
          Equity real estate..................................               1.7               31.6               68.3
                                                                  -----------------   ----------------   -----------------
        Total.................................................     $        20.5       $       55.0       $       87.6
                                                                  =================   ================   =================


4)      EQUITY METHOD INVESTMENTS

        Included in equity real estate or other equity investments, as appropriate, is the Company's interest in real estate joint ventures, limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $896.9 million and $801.7 million, respectively, at December 31, 2003 and 2002. The Company's total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $4.3 million, $(18.3) million and $(111.1) million, respectively, for 2003, 2002 and 2001.

        Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10.0 million or greater and an equity interest of 10% or greater (6 and 7 individual ventures at December 31, 2003 and 2002, respectively) and the Company's carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2003                2002
                                                                                ----------------   -----------------
                                                                                           (In Millions)


        BALANCE SHEETS
        Investments in real estate, at depreciated cost........................  $       551.6      $       550.0
        Investments in securities, generally at estimated fair value...........          204.8              237.5
        Cash and cash equivalents..............................................           37.6               27.9
        Other assets...........................................................           22.8               32.2
                                                                                ----------------   -----------------
        Total Assets...........................................................  $       816.8      $       847.6
                                                                                ================   =================

        Borrowed funds - third party...........................................  $       259.7      $       264.7
        Other liabilities......................................................           19.5               19.2
                                                                                ----------------   -----------------
        Total liabilities......................................................          279.2              283.9
                                                                                ----------------   -----------------

        Partners' capital......................................................          537.6              563.7
                                                                                ----------------   -----------------
        Total Liabilities and Partners' Capital................................  $       816.8      $       847.6
                                                                                ================   =================

        The Company's Carrying Value in These Entities Included Above..........  $       168.8      $       172.3
                                                                                ================   =================

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............  $        95.6       $       98.4       $       95.6
        Net revenues (losses) of
          other limited partnership interests..............           26.0              (23.2)              29.8
        Interest expense - third party.....................          (18.0)             (19.8)             (11.5)
        Interest expense - the Company.....................            -                  -                  (.7)
        Other expenses.....................................          (61.7)             (59.3)             (58.2)
                                                            -----------------   ----------------   -----------------
        Net Earnings (Losses)..............................  $        41.9       $       (3.9)      $       55.0
                                                            =================   ================   =================

        The Company's Equity in Net Earnings of These
          Entities Included Above..........................  $         5.0       $       12.8       $       13.2
                                                            =================   ================   =================


5)      NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follows:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Fixed maturities...................................  $     1,792.6       $    1,755.4       $    1,662.4
        Mortgage loans on real estate......................          279.5              314.8              361.6
        Equity real estate.................................          136.9              153.7              166.2
        Other equity investments...........................           49.3              (45.4)             (53.6)
        Policy loans.......................................          260.1              269.4              268.2
        Other investment income............................           66.8              114.1              216.6
                                                            -----------------   ----------------   -----------------

          Gross investment income..........................        2,585.2            2,562.0            2,621.4

          Investment expenses..............................         (198.3)            (184.8)            (217.1)
                                                            -----------------   ----------------   -----------------

        Net Investment Income..............................  $     2,386.9       $    2,377.2       $    2,404.3
                                                            =================   ================   =================

        Investment (losses) gains including changes in the valuation allowances follow:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Fixed maturities...................................  $      (100.7)      $     (374.3)      $     (225.2)
        Mortgage loans on real estate......................            1.3                3.7              (11.4)
        Equity real estate.................................           26.8              101.5               34.5
        Other equity investments...........................            2.0                3.3              (13.0)
        Issuance and sales of Alliance Units...............            -                   .5               (2.3)
        Other..............................................            8.3              (13.2)              10.1
                                                            -----------------   ----------------   -----------------
          Investment Losses, Net...........................  $       (62.3)      $     (278.5)      $     (207.3)
                                                            =================   ================   =================

        Writedowns of fixed maturities amounted to $193.2 million, $312.8 million and $287.5 million for 2003, 2002 and 2001, respectively. Writedowns of mortgage loans on real estate and equity real estate amounted to $5.2 million and zero, respectively, for 2003 and $5.5 million and $5.8 million, respectively, for 2002.

        For 2003, 2002 and 2001, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $4,773.5 million, $7,176.3 million and $7,372.3 million. Gross gains of $105.1 million, $108.4 million and $156.2 million and gross losses of $39.5 million, $172.9 million and $115.9 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2003, 2002 and 2001 amounted to $416.8 million, $1,047.8 million and $429.5 million, respectively.

        Net investment income in 2001 included realized gains of $27.1 million on sales of Credit Suisse Group common stock, which was designated as trading account securities and acquired in conjunction with the sale of Donaldson, Lufkin & Jenrette, Inc., formerly a majority owned subsidiary, in 2000.

        In 2003, 2002 and 2001, respectively, net unrealized holding gains (losses) on trading account equity securities of $2.1 million, $.5 million, and $25.0 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $1.0 million and $1.1 million and costs of $1.9 million and $3.3 million at December 31, 2003 and 2002, respectively.

        For 2003, 2002 and 2001, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $76.5 million, $92.1 million and $96.7 million, respectively.

        Net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Other Discontinued Operations on a line-by-line basis, follow:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balance, beginning of year.........................  $       681.1       $      215.5       $       12.9
        Changes in unrealized investment gains (losses)....          440.8            1,049.9              436.0
        Changes in unrealized investment (gains) losses
          attributable to:
            Participating group annuity contracts,
               Closed Block policyholder dividend
               obligation and other........................          (53.0)            (157.3)             (48.6)
            DAC............................................          (65.7)            (174.1)             (71.6)
            Deferred Federal income taxes..................         (110.4)            (252.9)            (113.2)
                                                            -----------------   ----------------   -----------------
        Balance, End of Year...............................  $       892.8       $      681.1       $      215.5
                                                            =================   ================   =================

                                                                      2003                2002              2001
                                                                -------------      ---------------    --------------
                                                                                   (In Millions)
        Balance, end of year comprises:
          Unrealized investment gains (losses) on:
            Fixed maturities...............................  $     2,015.7       $    1,572.0       $      496.0
            Other equity investments.......................            1.5               (1.5)               4.3
            Other..........................................          (28.1)             (22.2)              (1.9)
                                                            -----------------   ------------------ -----------------
              Total........................................        1,989.1            1,548.3              498.4
          Amounts of unrealized investment (gains) losses
            attributable to:
              Participating group annuity contracts,
                Closed Block policyholder dividend
                obligation and other.......................         (274.2)            (221.2)             (63.9)
              DAC..........................................         (339.7)            (274.0)             (99.9)
              Deferred Federal income taxes................         (482.4)            (372.0)            (119.1)
                                                            -----------------   ------------------ -----------------
        Total..............................................  $       892.8       $      681.1       $      215.5
                                                            =================   ================== =================

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

 6)     ACCUMULATED OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive income represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Unrealized gains on investments....................  $       892.8       $      681.1       $      215.5
        Minimum pension liability..........................            -                  -                  (.1)
                                                            -----------------   ----------------   -----------------
        Total Accumulated Other
          Comprehensive Income.............................  $       892.8       $      681.1       $      215.4
                                                            =================   ================   =================

        The components of other comprehensive income for the past three years follow:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Net unrealized gains (losses) on investments:
          Net unrealized gains arising during
            the period.....................................  $       416.6       $    1,008.9       $      525.2
          Losses (gains) reclassified into net earnings
            during the period..............................           24.2               41.0              (89.2)
                                                            -----------------   ----------------   -----------------
        Net unrealized gains on investments................          440.8            1,049.9              436.0
        Adjustments for policyholders liabilities,
            DAC and deferred Federal income taxes..........         (229.1)            (584.3)            (233.4)
                                                            -----------------   ----------------   -----------------

        Change in unrealized gains, net of
            adjustments....................................          211.7              465.6              202.6
        Change in minimum pension liability................            -                   .1                -
                                                            -----------------   ----------------   -----------------
        Total Other Comprehensive Income...................  $       211.7       $      465.7       $      202.6
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

        Summarized financial information for the Closed Block is as follows:

                                                                                  December 31,         December 31,
                                                                                      2003                 2002
                                                                                -----------------    -----------------
                                                                                            (In Millions)

       CLOSED BLOCK LIABILITIES:
       Future policy benefits, policyholders' account balances
          and other...........................................................  $     8,972.1        $     8,997.3
       Policyholder dividend obligation.......................................          242.1                213.3
       Other liabilities......................................................          129.5                134.6
                                                                                -----------------    -----------------
       Total Closed Block liabilities.........................................        9,343.7              9,345.2
                                                                                -----------------    -----------------

       ASSETS DESIGNATED TO THE CLOSED BLOCK:
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $5,061.0 and $4,794.0)............................        5,428.5              5,098.4
       Mortgage loans on real estate..........................................        1,297.6              1,456.0
       Policy loans...........................................................        1,384.5              1,449.9
       Cash and other invested assets.........................................          143.3                141.9
       Other assets...........................................................          199.2                219.9
                                                                                -----------------    -----------------
        Total assets designated to the Closed Block...........................        8,453.1              8,366.1
                                                                                -----------------    -----------------

       Excess of Closed Block liabilities over assets designated to
          the Closed Block....................................................          890.6                979.1

       Amounts included in accumulated other comprehensive income:
          Net unrealized investment gains, net of deferred Federal income tax of $43.9 and $31.8 and policyholder dividend obligation of
            $242.1 and $213.3.................................................           81.6                 59.1
                                                                                -----------------    -----------------

       Maximum Future Earnings To Be Recognized From Closed Block
          Assets and Liabilities..............................................  $       972.2        $     1,038.2
                                                                                =================    =================

        Closed Block revenues and expenses were as follows:

                                                                2003               2002                 2001
                                                           ----------------   ----------------   --------------------
                                                                                 (In Millions)



      REVENUES:
      Premiums and other income..........................   $      508.5       $      543.8       $       571.5
      Investment income (net of investment
         expenses of $2.4, $5.4, and $3.0)...............          559.2              582.4               583.5
      Investment losses, net.............................          (35.7)             (47.0)              (42.3)
                                                           ----------------   ----------------   --------------------
      Total revenues.....................................        1,032.0            1,079.2             1,112.7
                                                           ----------------   ----------------   --------------------

      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends..............          924.5              980.2             1,009.3
      Other operating costs and expenses.................            4.0                4.4                 4.7
                                                           ----------------   ----------------   --------------------
      Total benefits and other deductions................          928.5              984.6             1,014.0
                                                           ----------------   ----------------   --------------------

      Net revenues before Federal income taxes...........          103.5               94.6                98.7
      Federal income taxes...............................          (37.5)             (34.7)              (36.2)
                                                           ----------------   ----------------   --------------------
      Net Revenues.......................................   $       66.0       $       59.9       $        62.5
                                                           ================   ================   ====================

        Reconciliation of the policyholder dividend obligation is as follows:

                                                                                             December 31,
                                                                                ------------------------------------
                                                                                     2003                2002
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Balance at beginning of year...........................................  $       213.3      $        47.1
        Unrealized investment gains............................................           28.8              166.2
                                                                                ----------------   -----------------
        Balance at End of Year ................................................  $       242.1      $       213.3
                                                                                ================   =================

        Impaired mortgage loans along with the related investment valuation allowances follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2003                2002
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Impaired mortgage loans with investment valuation allowances...........  $        58.3      $        18.6
        Impaired mortgage loans without investment valuation allowances........            5.8                 .9
                                                                                ----------------   -----------------
        Recorded investment in impaired mortgages..............................           64.1               19.5
        Investment valuation allowances........................................           (3.7)              (4.0)
                                                                                ----------------   -----------------
        Net Impaired Mortgage Loans............................................  $        60.4      $        15.5
                                                                                ================   =================

        During 2003, 2002 and 2001, the Closed Block's average recorded investment in impaired mortgage loans was $51.9 million, $26.0 million and $30.8 million, respectively. Interest income recognized on these impaired mortgage loans totaled $2.7 million, $2.1 million and $1.2 million for 2003, 2002 and 2001, respectively.

        Valuation allowances amounted to $3.6 million and $3.9 million on mortgage loans on real estate and $.1 million and $.1 million on equity real estate at December 31, 2003 and 2002, respectively. Writedowns of fixed maturities amounted to $37.8 million, $40.0 million and $30.8 million for 2003, 2002 and 2001, respectively, including $23.3 million in fourth quarter 2001.


8)       OTHER DISCONTINUED OPERATIONS

        Summarized financial information for Other Discontinued Operations follows:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2003                 2002
                                                                              -----------------    -----------------
                                                                                          (In Millions)

        BALANCE SHEETS
        Fixed maturities, available for sale, at estimated fair value
          (amortized cost of $644.7 and $677.8)..............................  $      716.4         $      722.7
        Equity real estate...................................................         198.2                203.7
        Mortgage loans on real estate........................................          63.9                 87.5
        Other equity investments.............................................           7.5                  9.4
        Other invested assets................................................            .2                   .2
                                                                              -----------------    -----------------
          Total investments..................................................         986.2              1,023.5
        Cash and cash equivalents............................................          63.0                 31.0
        Other assets.........................................................         110.9                126.5
                                                                              -----------------    -----------------
        Total Assets.........................................................  $    1,160.1         $    1,181.0
                                                                              =================    =================

        Policyholders liabilities............................................  $      880.3         $      909.5
        Allowance for future losses..........................................         173.4                164.6
        Other liabilities....................................................         106.4                106.9
                                                                              -----------------    -----------------
        Total Liabilities....................................................  $    1,160.1         $    1,181.0
                                                                              =================    =================

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)
        STATEMENTS OF EARNINGS
        Investment income (net of investment
          expenses of $21.0, $18.1 and $25.3)..............  $        70.6       $       69.7       $       91.6
        Investment gains (losses), net.....................            5.4               34.2               33.6
        Policy fees, premiums and other income.............            -                   .2                 .2
                                                            -----------------   ----------------   -----------------
        Total revenues.....................................           76.0              104.1              125.4

        Benefits and other deductions......................           89.4               98.7              100.7
        (Losses charged) earnings credited to allowance
          for future losses................................          (13.4)               5.4               24.7
                                                            -----------------   ----------------   -----------------

        Pre-tax loss from operations.......................            -                  -                  -
        Pre-tax earnings from releasing the allowance
          for future losses................................            5.2                8.7               46.1
        Federal income tax expense.........................           (1.8)              (3.1)              (2.2)
                                                            -----------------   ----------------   -----------------

        Earnings from Discontinued Operations..............  $         3.4       $        5.6       $       43.9
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

        Valuation allowances of $2.5 million and $4.9 million on mortgage loans on real estate were held at December 31, 2003 and 2002, respectively. During 2003, 2002 and 2001, discontinued operations' average recorded investment in impaired mortgage loans was $16.2 million, $25.3 million and $32.2 million, respectively. Interest income recognized on these impaired mortgage loans totaled $1.3 million, $2.5 million and $2.5 million for 2003, 2002 and 2001, respectively.

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

        The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2003:

                                                                   GMDB               GMDB               Total
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Balance at January 1, 2003.........................  $       128.4       $      117.5       $      245.9
          Paid guarantee benefits..........................          (65.6)               -                (65.6)
          Other changes in reserve.........................            6.5              (31.9)             (25.4)
                                                            -----------------   ----------------   -----------------
        Balance at December 31, 2003.......................  $        69.3       $       85.6       $      154.9
                                                            =================   ================   =================

        Related GMDB reinsurance ceded amounts were:

                                                                     GMDB
                                                            ---------------------
                                                                (In Millions)

        Balance at December 31, 2002.......................  $        21.5
          Paid guarantee benefits ceded....................          (18.5)
          Other changes in reserve.........................           14.2
                                                            ---------------------
        Balance at December 31, 2003.......................  $        17.2
                                                            =====================

        The GMIB reinsurance contracts are considered derivatives and are reported at fair value; see Note 16.

        The December 31, 2003 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:


                                                   Return
                                                     of
                                                   Premium       Ratchet         Roll-Up         Combo            Total
                                                -------------- -------------  --------------  -------------   --------------
                                                                        (Dollars In Millions)

       GMDB:
         Account value (1)...................   $     26,849   $    5,332     $    8,030      $   6,160      $   46,371
         Net amount at risk, gross...........   $      2,108   $      942     $    2,112      $      10      $    5,172
         Net amount at risk, net of amounts
           reinsured.........................   $      2,104   $      631     $    1,281      $      10      $    4,026
         Average attained age of
           Contractholders...................           49.5         59.6           61.7           59.8            51.7
         Percentage of contractholders
           over age 70.......................            7.1         20.9           25.8           20.3            10.3
         Range of guaranteed minimum return
           rates............................              N/A         N/A           3%-6%          3%-6%            N/A

       GMIB:
         Account value (2)...................             N/A         N/A     $    5,763      $   8,589      $   14,352
         Net amount at risk, gross...........             N/A         N/A     $      442      $     -        $      442
         Net amount at risk, net of amounts
           reinsured.........................             N/A         N/A     $      110      $     -        $      110
         Weighted average years remaining
           until annuitization..............              N/A         N/A            4.6            9.8             7.2
         Range of guaranteed minimum return
           rates............................              N/A         N/A           3%-6%          3%-6%           3%-6%

        (1) Included General Account balances of $11,379 million, $199 million, $182 million and $380 million, respectively, for a total of $12,140 million.

        (2) Included General Account balances of $3 million and $568 million, respectively, for a total of $571 million.

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

        In third quarter 2003, Equitable Life initiated a program to hedge certain risks associated with the GMDB feature of the Accumulator series of annuity products sold beginning April 2002. At December 31, 2003, contracts with these features had a total account value and net amount at risk of $13,008 million and $17 million, respectively. This program currently utilizes exchange-traded, equity-based futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB exposure attributable to movements in the equity markets.


10)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    2003                 2002
                                                                              -----------------    -----------------
                                                                                          (In Millions)

        Short-term debt:
        Promissory note, 1.53% ..............................................  $      248.3         $      248.3
        Other................................................................           -                   22.0
                                                                              -----------------    -----------------
        Total short-term debt................................................         248.3                270.3
                                                                              -----------------    -----------------

        Long-term debt:
        Equitable Life:
          Surplus notes, 6.95%, due 2005.....................................         399.8                399.8
          Surplus notes, 7.70%, due 2015.....................................         199.8                199.7
                                                                              -----------------    -----------------
              Total Equitable Life...........................................         599.6                599.5
                                                                              -----------------    -----------------

        Alliance:
          Senior Notes, 5.625%, due 2006.....................................         398.8                398.4
          Other..............................................................           6.5                  6.5
                                                                              -----------------    -----------------
              Total Alliance.................................................         405.3                404.9
                                                                              -----------------    -----------------

        Total long-term debt.................................................       1,004.9              1,004.4
                                                                              -----------------    -----------------

        Total Short-term and Long-term Debt..................................  $    1,253.2         $    1,274.7
                                                                              =================    =================

        Short-term Debt
        ---------------

        Equitable Life has a $350.0 million 5 year bank credit facility. The interest rates are based on external indices dependent on the type of borrowing ranging from 1.34% to 4.0%. No amounts were outstanding under this credit facility at December 31, 2003.

        Equitable Life has a commercial paper program with an issue limit of $500.0 million. This program is available for general corporate purposes used to support Equitable Life's liquidity needs and is supported by Equitable Life's $350.0 million bank credit facility. At December 31, 2003, no amounts were outstanding under this program.

        Equitable Life has a $350.0 million, one year promissory note, of which $101.7 million is included within Other Discontinued Operations. The promissory note, which matures in March 2004, is related to wholly owned real estate. Certain terms of the promissory note, such as interest rate and maturity date, are negotiated annually.

        At December 31, 2003 and 2002, respectively, the Company had pledged real estate of $309.8 million and $322.9 million as collateral for certain short-term debt.

        Since 1998, Alliance has had a $425.0 million commercial paper program. In September 2002, Alliance entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders that replaced three credit facilities aggregating
        $875.0 million.Of the $800.0 million total, $425.0 million is intended to provide back-up liquidity for Alliance's commercial paper program, with the balance available for general purposes, including capital expenditures and funding the payments of sales commissions to financial intermediaries. The interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal funds rate. The credit facility also provides for a facility fee payable on the total facility. In addition, a utilization rate fee is payable in the event the average aggregate daily outstanding balance exceeds $400.0 million for each calendar quarter. The revolving credit facility contains covenants that, among other things, require Alliance to meet certain financial ratios. Alliance was in compliance with the covenants at December 31, 2003. At December 31, 2003, no borrowings were outstanding under Alliance's commercial paper program or revolving credit facilities.

        Since December 1999, Alliance has maintained a $100.0 million extendible commercial notes ("ECN") program as a supplement to its $425.0 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2003, no borrowings were outstanding under the ECN program.

        Long-term Debt
        -------------

        At December 31, 2003, the Company was in compliance with all debt covenants.

        At December 31, 2003, aggregate maturities of the long-term debt based on required principal payments at maturity were $400.0 million for 2005, $406.5 million for 2006, zero for 2007, zero for 2008 and $200.1 million thereafter.

        Under its shelf registration, Alliance may issue up to $600.0 million in senior debt securities. In August 2001, Alliance issued $400.0 million 5.625% notes in a public offering. These Alliance notes mature in 2006 and are redeemable at any time. The proceeds from the Alliance notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.


11)     FEDERAL INCOME TAXES

        A summary of the Federal income tax expense in the consolidated statements of earnings follows:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Federal income tax expense:
          Current expense (benefit)........................  $       112.5       $     (400.0)      $      (38.2)
          Deferred expense.................................          128.0              450.9              354.4
                                                            -----------------   ----------------   -----------------
        Total..............................................  $       240.5       $       50.9       $      316.2
                                                            =================   ================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before Federal income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Expected Federal income tax expense................  $       332.6       $      360.0       $      452.5
        Minority interest..................................          (58.7)            (128.3)            (126.9)
        Separate Account investment activity...............          (29.1)            (159.3)               -
        Non-taxable investment income......................          (20.8)               3.4               (1.6)
        Non deductible penalty.............................           14.8                -                  -
        Adjustment of tax audit reserves...................           (9.9)             (34.2)             (28.2)
        Other..............................................           11.6                9.3               20.4
                                                            -----------------   ----------------   -----------------
        Federal Income Tax Expense.........................  $       240.5       $       50.9       $      316.2
                                                            =================   ================   =================

        The components of the net deferred Federal income taxes are as follows:

                                                       December 31, 2003                  December 31, 2002
                                                ---------------------------------  ---------------------------------
                                                    Assets         Liabilities         Assets         Liabilities
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)

        Compensation and related benefits......  $       -        $      271.8      $        -        $     244.2
        Reserves and reinsurance...............        801.9               -               646.2              -
        DAC....................................          -             1,855.6               -            1,680.5
        Unrealized investment gains............          -               482.4               -              372.0
        Investments............................          -               525.3               -              138.6
        Other..................................          6.7               -                 -               68.2
                                                ---------------  ----------------  ---------------   ---------------
        Total..................................  $     808.6      $    3,135.1      $      646.2      $   2,503.5
                                                ===============  ================  ===============   ===============


        In 2002, the Company recorded a $144.3 million benefit resulting from the favorable treatment of certain tax matters related to Separate Account investment activity arising during the 1997-2001 tax years and a settlement with the Internal Revenue Service (the "IRS") with respect to such tax matters for the 1992-1996 tax years.

        In January 2003, the IRS commenced an examination of the AXA Financial's consolidated Federal income tax returns, which includes the Company, for the years 1997 through 2001. Management believes this audit will have no material adverse effect on the Company's consolidated results of operations or financial position.


12)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

        The effect of reinsurance (excluding group life and health) is summarized as follows:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Direct premiums....................................  $       913.8       $      954.6       $      990.0
        Reinsurance assumed................................          153.2              181.4              203.0
        Reinsurance ceded..................................         (177.6)            (190.8)            (173.1)
                                                            -----------------   ----------------   -----------------
        Premiums...........................................  $       889.4       $      945.2       $    1,019.9
                                                            =================   ================   =================

        Universal Life and Investment-type Product
          Policy Fee Income Ceded..........................  $       100.3       $       96.6       $       86.9
                                                            =================   ================   =================
        Policyholders' Benefits Ceded......................  $       390.9       $      346.3       $      370.3
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded...................................  $        49.7       $       54.6       $       50.4
                                                            =================   ================   =================

        During the first quarter of 2003, the Insurance Group began to transition to excess of retention reinsurance on most new variable life, universal life and term life policies whereby mortality risk will be retained up to a maximum of $15 million on single-life policies and $20 million on second-to-die policies with the excess 100% reinsured. Previously the Insurance Group ceded 90% of mortality risk on substantially all new variable life, universal life and term life policies, with risk retained to a maximum of $5 million on single-life policies, and $15 million on second-to-die policies. Substantially all other in-force business above the joint survivorship and single life policies retention limit is reinsured. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.

        At December 31, 2003, Equitable Life had reinsured in the aggregate approximately 22% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 75% of its current liability exposure resulting from the GMIB feature.

        At December 31, 2003 and 2002, respectively, reinsurance recoverables related to insurance contracts amounted to $2,460.4 million and $2,351.7 million, of which $1,069.8 million and $1,049.2 million relates to one specific reinsurer. Reinsurance payables related to insurance contracts amounting to $936.5 million and $867.5, respectively million are included in Other liabilities in the consolidated balance sheets.

        Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2003 and 2002 were $29.0 million and $120.0 million, respectively. The (decrease) increase in estimated fair value of $(91.0) million and $120.0 million for the years ended December 31, 2003 and 2002, respectively, were due primarily to significant equity market increases in 2003 and declines during 2002.

        The Insurance Group cedes 100% of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $389.7 million and $410.9 million at December 31, 2003 and 2002, respectively.

        In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life and annuity reinsurance from professional reinsurers. The Insurance Group also assumes accident, health, aviation and space risks by participating in various reinsurance pools. Reinsurance assumed reserves at December 31, 2003 and 2002 were $587.5 million and $572.8 million, respectively.


13)     EMPLOYEE BENEFIT PLANS

        The Company sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. The pension plans are non-contributory. Equitable Life's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. The Company uses a December 31 measurement date for its plans.

        Generally, the Company's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made cash contributions in 2002 to the qualified plans of $348.2 million. The Company's cash contributions to the qualified plans for the year ended 2004 is estimated to be $1.4 million, reflecting the amount needed to satisfy its minimum funding requirements.

        Components of net periodic pension expense (credit) follow:

                                                                  2003               2002                2001
                                                            -----------------   ----------------   ------------------
                                                                                 (In Millions)

        Service cost.......................................  $        31.8       $       32.1       $       32.1
        Interest cost on projected benefit obligations.....          122.6              125.3              128.8
        Expected return on assets..........................         (173.9)            (181.8)            (218.7)
        Net amortization and deferrals.....................           53.4                6.4                 .1
                                                            -----------------   ----------------   ------------------
        Net Periodic Pension Credit........................  $        33.9       $      (18.0)      $      (57.7)
                                                            =================   ================   ==================

        The projected benefit obligations under the pension plans were comprised of:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2003                2002
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Benefit obligations, beginning of year.................................  $    1,883.9       $    1,812.3
        Service cost...........................................................          26.8               27.1
        Interest cost..........................................................         122.6              125.3
        Actuarial losses.......................................................         113.5               42.5
        Benefits paid..........................................................        (133.5)            (123.3)
                                                                                ----------------   -----------------
        Benefit Obligation, End of Year........................................  $    2,013.3       $    1,883.9
                                                                                ================   =================

        The change in plan assets and the funded status of the pension plans were as follows:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2003                2002
                                                                                ----------------   -----------------
                                                                                           (In Millions)

        Plan assets at fair value, beginning of year...........................  $    1,785.4       $    1,845.3
        Actual return on plan assets...........................................         359.7             (278.2)
        Contributions..........................................................          10.0              348.2
        Benefits paid and fees.................................................        (140.0)            (129.9)
                                                                                ----------------   -----------------
        Plan assets at fair value, end of year.................................       2,015.1            1,785.4
        Projected benefit obligations..........................................       2,013.3            1,883.9
                                                                                ----------------   -----------------
        Excess of plan assets over projected benefit obligations...............           1.8              (98.5)
        Unrecognized prior service cost........................................         (34.8)             (40.0)
        Unrecognized net loss from past experience different
          from that assumed....................................................         904.3            1,033.9
        Unrecognized net asset at transition...................................          (1.3)              (1.5)
                                                                                ----------------   -----------------
        Prepaid Pension Cost, Net..............................................  $      870.0       $      893.9
                                                                                ================   =================

        The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $51.1 million and $37.3 million, respectively, at December 31, 2003 and $42.0 million and $24.2 million, respectively, at December 31, 2002.

        The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets:

                                                                              December 31,
                                                          -----------------------------------------------------------
                                                                   2003                             2002
                                                          -----------------------------------------------------------
                                                                                  (In Millions)
                                                                Estimated                        Estimated
                                                                Fair Value            %          Fair Value      %
                                                          ------------------------ -------  -----------------  ------

        Corporate and government debt securities.......    $       438.2             21.7    $      551.3        30.9
        Equity securities..............................          1,387.4             68.9           793.9        44.5
        Equity real estate ............................            184.8              9.2           180.2        10.1
        Short-term investments.........................              2.1               .1           258.6        14.5
        Other..........................................              2.6               .1             1.4         -
                                                          ------------------------          -------------------
                    Total Plan Assets..................    $     2,015.1                     $    1,785.4
                                                          ========================          ===================

        The asset mix is designed to meet, and, if possible, exceed the long-term rate-of-return assumptions for benefit obligations. The asset allocation is designed with a long-term investment horizon, based on target investment of 65% equities, 25% fixed income and 10% real estate. Emphasis is given to equity investments, given their high expected rate of return. Fixed income investments are included to provide less volatile return. Real Estate investments offer diversity to the total portfolio and long-term inflation protection.

        The primary investment objective of the plan is to maximize return on assets, giving consideration to prudent risk, in order to minimize net periodic cost. A secondary investment objective is to minimize variation in annual net periodic pension cost over the long term and to fund as much of the future liability growth as practical. Specifically, a reasonable total rate of return is defined as income plus realized and unrealized capital gains and losses such that the growth in projected benefit obligation is less than the return on investments plus the Company's contributions.

        The following table discloses the weighted-average assumptions used to determine the pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2003 and 2002:

                                                                                       Equitable Life
                                                                               --------------------------------
                                                                                   2003               2002
                                                                                   ----               ----
       Discount rate:
       Benefit obligation.................................................        6.25%              6.75%
       Periodic cost......................................................        6.75%              7.25%

       Rate of compensation increase:
       Benefit obligation and periodic cost...............................        5.78%              6.73%

       Expected long-term rate of return on plan assets (periodic cost)...         8.5%               9.0%

        As noted above, the pension plan's target asset allocation is 65% equities, 25% fixed maturities, and 10% real estate. The Company reviewed the historical investment returns for these asset classes. Based on that analysis, management concluded that a long-term expected rate of return of 8.5% is reasonable.

        Prior to 1987, the qualified plan funded participants' benefits through the purchase of non-participating annuity contracts from Equitable Life. Benefit payments under these contracts were approximately $24.5 million, $26.0 million and $27.3 million for 2003, 2002 and 2001, respectively.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "2003 Medicare Act") was signed into law. It introduces a prescription drug benefit under Medicare Part D as well as a Federal subsidy to employers whose plans provide an "actuarially equivalent" prescription drug benefit. While the Company expects its postretirement prescription drug benefit program will qualify for this subsidy, detailed regulations necessary to implement and administer the 2003 Medicare Act have not yet been issued. Similarly, certain accounting issues raised by the Medicare Act are pending further discussion and resolution by the FASB, thereby further reducing the likelihood at this time of producing a sufficiently reliable measure of the effects of the 2003 Medicare Act. Consequently, and in accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," measures of the accumulated postretirement benefits obligation and net periodic postretirement benefits costs, as presented in the consolidated financial statements and accompanying notes thereto, at and for the year ended December 31, 2003, do not reflect the effects of the 2003 Medicare Act on the plan. This election to defer accounting for the effects of the 2003 Medicare Act generally will continue to apply until authoritative guidance on the accounting for the Federal subsidy is issued, at which time transition could result in a change to previously reported information.

        Alliance maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of the Company, is obligated to make capital contributions to Alliance in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, Alliance agreed to invest $96.0 million per annum for three years to fund purchases of Alliance Holding units or an Alliance sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or were hired to replace them. The Company has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $127.3 million, $101.4 million and $58.3 million for 2003, 2002 and 2001, respectively (including $83.4 million and $63.7 million and $34.5 million for 2003, 2002 and 2001, respectively, relating to the Bernstein deferred compensation plan).


14)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group's exposure to interest rate fluctuations. Similarly, the Holding Company utilizes derivatives to reduce the fixed interest cost of its long-term debt obligations. Various derivative financial instruments are used to achieve these objectives, including interest rate caps and floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt. In addition, the Company periodically enters into forward and futures contracts to hedge certain equity exposures, including the program to hedge certain risks associated with the GMDB feature of the Accumulator series of annuity products. At December 31, 2003, the Company's outstanding equity-based futures contracts were exchange-traded and net settled each day. Also, the Company has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. See Note 12.

        As described in Note 2, the Company adopted SFAS No. 133, as amended, on January 1, 2001. Consequently, all derivatives outstanding at December 31, 2003 and 2002 are recognized on the balance sheet at their fair values. These amounts principally consist of interest rate floors that have a total fair value at December 31, 2003 of $9.7 million, excluding the estimated fair value of the GMIB reinsurance contracts. The outstanding notional amounts of derivative financial instruments purchased and sold were:

                                                                                           December 31,
                                                                                ------------------------------------
                                                                                     2003                2002
                                                                                ----------------   -----------------
                                                                                           (In Millions)
        Notional Amount by Derivative Type::
           Options:
               Caps............................................................  $        -         $    5,050
               Floors..........................................................      12,000              4,000
           Equity-based futures................................................         275                 50
                                                                                ----------------   -----------------
           Total...............................................................  $   12,275         $    9,100
                                                                                ================   =================

        At December 31, 2003 and during the year then ended, there were no hybrid instruments that required bifurcation of an embedded derivative component under the provisions of SFAS No. 133.

        All gains and losses on derivative financial instruments utilized by the Company in 2003 and 2002 are reported in earnings. None of the derivatives were designated as qualifying hedges under SFAS No. 133. For 2003 and 2002, respectively, investment results, principally in net investment income, included gross gains of

        $.6 million and $24.3 million and gross losses of $42.6 million and $7.7 million that were recognized on derivative positions.

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

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2003 and 2002.

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

        The fair values for variable deferred annuities and single premium deferred annuities, included in policyholders' account balances, are estimated as the discounted value of projected account values. Current account values are projected to the time of the next crediting rate review at the current crediting rates and are projected beyond that date at the greater of current estimated market rates offered on new policies or the guaranteed minimum crediting rate. Expected cash flows and projected account values are discounted back to the present at the current estimated market rates.

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

        The carrying value and estimated fair value for financial instruments not previously disclosed in Notes 3, 7, 8 and 10 are presented below:

                                                                           December 31,
                                                --------------------------------------------------------------------
                                                              2003                               2002
                                                ---------------------------------  ---------------------------------
                                                   Carrying         Estimated         Carrying         Estimated
                                                    Value          Fair Value          Value           Fair Value
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)

        Consolidated:
        ------------
        Mortgage loans on real estate..........  $    3,503.1     $     3,761.7     $     3,746.2     $    4,070.1
        Other limited partnership interests....         775.5             775.5             683.0            683.0
        Policy loans...........................       3,894.3           4,481.9           4,035.6          4,728.2
        Policyholders liabilities:
          Investment contracts.................      16,817.0          17,245.9          14,555.0         15,114.9
        Long-term debt.........................       1,004.9           1,105.7           1,004.4          1,086.4

        Closed Block:
        ------------
        Mortgage loans on real estate..........  $    1,297.6     $     1,386.0     $     1,456.0     $    1,572.6
        Other equity investments...............          14.2              14.2              16.4             16.4
        Policy loans...........................       1,384.5           1,626.7           1,449.9          1,740.9
        SCNILC liability.......................          14.8              14.9              16.5             16.6

        Other Discontinued Operations:
        -----------------------------
        Mortgage loans on real estate..........  $       63.9     $        69.5     $        87.5     $       94.7
        Other equity investments...............           7.5               7.5               9.4              9.4
        Guaranteed interest contracts..........          17.8              16.3              18.3             17.0
        Long-term debt.........................         101.7             101.7             101.7            101.7


15)     COMMITMENTS AND CONTINGENT LIABILITIES

        In addition to its debt and lease commitments discussed in Notes 10 and 17, from time to time, the Company has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 2003, these arrangements included commitments by the Company to provide equity financing of $342.6 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

        Equitable Life is the obligor under certain structured settlement agreements it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, Equitable Life owns single premium annuities issued by previously wholly owned life insurance subsidiaries. Equitable Life has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly owned subsidiaries be unable to meet their obligations. Management believes the need for Equitable Life to satisfy those obligations is remote.

        The Company had $169.9 million of letters of credit related to reinsurance of which no amounts were outstanding at December 31, 2003.

        In February 2002, Alliance signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCB LLC incurred in the ordinary course of its business in the event SCB LLC is unable to meet these obligations. At December 31, 2003, Alliance was not required to perform under the agreement and had no liability outstanding in connection with the agreement.


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

        In October 2000, an action entitled SHAM MALHOTRA, ET AL. V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, AXA ADVISORS, LLC AND EQUITABLE DISTRIBUTORS, INC. was commenced in the Supreme Court of the State of New York, County of Nassau. The action was brought by two individuals who purchased Equitable Life deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The complaint asserts claims for: deceptive business acts and practices in violation of the New York General Business Law ("GBL"); use of misrepresentations and misleading statements in violation of the New York Insurance Law; false or misleading advertising in violation of the GBL; fraud, fraudulent concealment and deceit; negligent misrepresentation; negligence; unjust enrichment and imposition of a constructive trust; declaratory and injunctive relief; and reformation of the annuity contracts. The complaint seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York, and thereafter filed a motion to dismiss. Plaintiffs filed a motion to remand the case to state court. In September 2001, the District Court issued a decision granting defendants' motion to dismiss and denying plaintiffs' motion to remand, and judgment was entered in favor of the defendants. In October 2001, plaintiffs filed a motion seeking leave to reopen the case for the purpose of filing an amended complaint. In addition, plaintiffs filed a new complaint in the District Court, alleging a similar class and similar facts. The new complaint asserts causes of action for violations of Federal securities laws in addition to the state law causes of action asserted in the previous complaint. In January 2002, plaintiffs amended their new complaint in response to defendants' motion to dismiss and, subsequently, in March 2002, defendants filed a motion to dismiss the amended complaint. In March 2003, the United States District Court for the Eastern District of New York: (i) granted plaintiffs' motion, filed October 2001, seeking leave to reopen their original case for the purpose of filing an amended complaint and accepted plaintiffs' proposed amended complaint, (ii) appointed the named plaintiffs as lead plaintiffs and their counsel as lead counsel for the putative class, (iii) consolidated plaintiffs' original action with their second action, which was filed in October 2001, and (iv) ruled that the court would apply Equitable Life's motion to dismiss the amended complaint in the second action to the plaintiffs' amended complaint from the original action. In April 2003, plaintiffs filed a second amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended
        (the "Exchange Act"). The action purports to be on behalf of a class consisting of all persons who on or after October 3, 1997 purchased an individual variable deferred annuity contract, received a certificate to a group variable deferred annuity contract or made an additional investment through such a contract, which contract was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment. In May 2003, the defendants filed a motion to dismiss the second amended complaint and that motion is currently pending.

        The previously disclosed lawsuit, BRENDA MCEACHERN V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES AND GARY RAYMOND, JR., has been settled and dismissed with prejudice. In addition, all of the Mississippi Actions, including the agents' cross-claims, have been settled and dismissed with prejudice.

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

        After the District Court denied defendants' motion to assert certain defenses and counterclaims in AMERICAN NATIONAL BANK, Equitable Life commenced an action, in December 2001, entitled THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in the United States District Court for the Northern District of Illinois. The complaint arises out of the same facts and circumstances as described in AMERICAN NATIONAL BANK. Equitable Life's complaint alleges common law fraud and equitable rescission in connection with certain annuities issued by Equitable Life. Equitable Life seeks unspecified money damages, rescission, punitive damages and attorneys' fees. In March 2002, defendants filed an answer to Equitable Life's complaint and asserted counterclaims. Defendants' counterclaims allege common law fraud, violations of the Federal and Illinois Securities Acts and violations of the Illinois and New York Consumer Fraud Acts. Defendants seek unspecified money damages, punitive damages and attorneys' fees. In May 2002, the District Court granted in part and denied in part Equitable Life's motion to dismiss defendants' counterclaims, dismissing defendants' Illinois Securities Act and New York Consumer Fraud Act claims. Equitable Life has answered defendants' remaining counterclaims. In November 2003, Emerald filed a motion for summary judgment; Equitable Life filed its opposition to this motion in December 2003.

        In January 2004, DH2, Inc., an entity related to Emerald Investments L.P., filed a lawsuit in the United States District Court for the Northern District of Illinois, against Equitable Life and Equitable Advisors Trust, asserting claims for breach of contract and breach of fiduciary duty, claims under the Federal securities laws, and misappropriation of trade secrets. The complaint alleges that Equitable Life and Equitable Advisors Trust wrongfully misappropriated DH2, Inc.'s confidential and proprietary information to implement fair value pricing of securities within the subaccounts of DH2, Inc.'s variable annuity, which diminished the profitability of its proprietary trading strategy. The complaint also alleges that Equitable Life and Equitable Advisors Trust implemented fair value pricing for an improper purpose and without adequate disclosure. The complaint further alleges that Equitable Life and Equitable Advisors Trust are not permitted to implement fair value pricing of securities. The complaint has not been served upon either Equitable Life or Equitable Advisors Trust.

        In November 1997, an amended complaint was filed in PETER FISCHEL, ET AL. V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES alleging, among other things, that Equitable Life violated ERISA by eliminating certain alternatives pursuant to which agents of Equitable Life could qualify for health care coverage. In March 1999, the United States District Court for the Northern District of California entered an order certifying a class consisting of "[a]ll current, former and retired Equitable agents, who while associated with Equitable satisfied [certain alternatives] to qualify for health coverage or contributions thereto under applicable plans." Plaintiffs allege various causes of action under ERISA, including claims for enforcement of alleged promises contained in plan documents and for enforcement of agent bulletins, breach of a unilateral contract, breach of fiduciary duty and promissory estoppel. In May 2001, plaintiffs filed a second amended complaint which, among other things, alleges that Equitable Life failed to comply with plan amendment procedures and deletes the promissory estoppel claim. In September 2001, Equitable Life filed a motion for summary judgment on all of plaintiffs' claims, and plaintiffs filed a motion for partial summary judgment on all claims except their claim for breach of fiduciary duty. In May 2002, the District Court issued an order granting plaintiffs' motion for partial summary judgment, granting Equitable Life's motion for summary judgment on plaintiffs' claim for breach of fiduciary duty and otherwise denying Equitable Life's motion for summary judgment. The court ruled that Equitable Life is liable to plaintiffs on their contract claims for subsidized benefits under ERISA. The court has deferred addressing the relief to which plaintiffs are entitled in light of the May 2002 order. In June 2000, plaintiffs appealed to the Court of Appeals for the Ninth Circuit contesting the District Court's award of legal fees to plaintiffs' counsel in connection with a previously settled count of the complaint unrelated to the health benefit claims. In that appeal, plaintiffs challenged the District Court's subject matter jurisdiction over the health benefit claims. A decision was rendered in October 2002 on that appeal. The Court of Appeals denied plaintiffs' challenge to the District Court's subject matter jurisdiction over the settled claim, affirmed the method that the District Court used to calculate the award of legal fees to plaintiffs' counsel and remanded for further consideration of the fee award. In May 2003, plaintiffs' motion for an award of additional legal fees from the settled claim settlement fund was denied by the District Court. Plaintiffs have appealed that order.

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

        In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life." The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings. In March 2003, Equitable Life filed a motion to dismiss the complaint. In July 2003, the United States District Court for the Northern District of Illinois granted in part and denied in part Equitable Life's motion to dismiss the complaint, dismissing plaintiffs' claims for violation of 26 U.S.C. 3121 and breach of contract. Equitable Life has answered plaintiffs' remaining claim for violation of ERISA. In July 2003, plaintiffs filed a motion for class certification. In November 2003, Equitable Life filed its opposition to the motion for class certification; that motion is currently pending and the case is currently in discovery.

        In May 2003, a putative class action complaint entitled ECKERT V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was filed in the United States District Court for the Eastern District of New York, as a case related to the MALHOTRA action described above. The complaint asserts a single claim for relief under Section 47(b) of the Investment Company Act of 1940, as amended based on Equitable Life's alleged failure to register as an investment company. According to the complaint, Equitable Life was required to register as an investment company because it was allegedly issuing securities in the form of variable insurance products and allegedly investing its assets primarily in other securities. The plaintiff purports to act on behalf of all persons who purchased or made an investment in variable insurance products from Equitable Life on or after May 7, 1998. The complaint seeks declaratory judgment permitting putative class members to elect to void their variable insurance contracts; restitution of all fees and penalties paid by the putative class members on the variable insurance products, disgorgement of all revenues received by Equitable Life on those products, and an injunction against the payment of any dividends by Equitable Life to the Holding Company. In June 2003, Equitable Life filed a motion to dismiss the complaint and that motion is currently pending.

        Between September and October 2003, ten substantially similar putative class action lawsuits were filed against AXA Financial (and in some cases AIMA Acquisition Co., a wholly owned subsidiary of AXA Financial ("AIMA")), The MONY Group Inc. ("MONY") and MONY's directors in the Court of Chancery of the State of Delaware in and for New Castle County, entitled BEAKOVITZ V. AXA FINANCIAL, INC., ET AL.; BELODOFF V. THE MONY GROUP INC., ET AL.; BRIAN V. THE MONY GROUP INC., ET AL.; BRICKLAYERS LOCAL 8 AND PLASTERERS LOCAL 233 PENSION FUND V. THE MONY GROUP, INC., ET AL.; CANTOR V. THE MONY GROUP INC., ET AL.; E.M. CAPITAL, INC. V. THE MONY GROUP INC., ET AL.; GARRETT V. THE MONY GROUP INC., ET AL.; LEBEDDA
        V. THE MONY GROUP INC., ET AL.; MARTIN V. ROTH, ET AL.; AND MUSKAL V. THE MONY GROUP INC., ET AL. (collectively, the MONY Stockholder Litigation). The complaints in these actions, all of which purport to be brought on behalf of a class consisting of all MONY stockholders, excluding the defendants and their affiliates, challenge the proposed merger of MONY into AIMA and allege, among other things, that the $31.00 cash price per share to be paid to MONY stockholders in connection with the proposed merger is inadequate and that MONY's directors breached their fiduciary duties in negotiating and approving the merger agreement. The complaints also allege that AXA Financial, and in some cases AIMA, aided and abetted the alleged breaches of fiduciary duty by MONY's directors. The complaints seek various forms of relief, including damages and injunctive relief that would, if granted, prevent completion of the merger. In September 2003, a joint motion was filed on behalf of plaintiffs in six of the Delaware actions seeking to consolidate all actions. In November 2003, the Court of Chancery signed an order consolidating the actions and plaintiffs served a consolidated complaint. Pursuant to stipulation, in December 2003 defendants have contested the complaint. In January 2004, the Court of Chancery granted plaintiffs leave to amend their complaint. Plaintiffs have stated that they intend to file a motion for a preliminary injunction seeking to prevent completion of the merger. Defendants will oppose a motion for a preliminary injunction. The Court of Chancery has scheduled the hearing on plaintiffs' planned motion for February 17, 2004 and the parties are engaged in discovery.

        In addition, AXA Financial, MONY and MONY's directors have been named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled LAUFER V. THE MONY GROUP, ET AL. and NORTH BORDER INVESTMENTS V. BARRETT, ET AL.. The complaints in these actions contain allegations substantially similar to those in the Delaware cases, and likewise purport to assert claims for breach of fiduciary duty against MONY's directors and for aiding and abetting a breach of fiduciary duty against AXA Financial. The complaints in these actions also purport to be brought on behalf of a class consisting of all MONY stockholders, excluding the defendants and their affiliates, and seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. In December 2003, defendants contested the claims in the LAUFER and NORTH BORDER complaints. The parties in each of these actions are engaged in discovery.

        Although the outcome of litigation generally cannot be predicted with certainty, the Company's management believes that, subject to the foregoing, (i) the settlement of the MCEACHERN litigation and the Mississippi Actions, including the agents' cross-claims, will not have a material adverse effect on the consolidated financial position or results of operations of the Company and (ii) the ultimate resolution of the other litigations described above should not have a material adverse effect on the consolidated financial position of the Company. The Company's management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above will have a material adverse effect on the Company's consolidated results of operations in any particular period.

        Alliance Litigations
        --------------------

        In April 2001, an amended class action complaint entitled MILLER, ET AL.
        V. MITCHELL HUTCHINS ASSET MANAGEMENT, INC., ET AL. was filed in the United States District Court for the Southern District of Illinois against Alliance, Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc., "ABIRM"), a wholly owned subsidiary of Alliance, and other defendants alleging violations of the Investment Company Act of 1940, as amended ("ICA"), and breaches of common law fiduciary duty. The principal allegations of the amended complaint were that the advisory and distribution fees for certain mutual funds managed by Alliance were excessive and in violation of the ICA and the common law. Plaintiffs subsequently amended their compliant to include, as plaintiffs, shareholders of the AllianceBernstein Premier Growth Fund ("Premier Growth Fund"), the AllianceBernstein Quasar Fund (now known as AllianceBernstein Small Cap Growth Fund), the AllianceBernstein Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust. In December 2003, the parties entered into a settlement agreement resolving the matter and the matter has been dismissed by the court.

        In December 2001, a complaint entitled BENAK V. ALLIANCE CAPITAL MANAGEMENT L.P. AND ALLIANCE PREMIER GROWTH FUND ("Benak Complaint") was filed in the United States District Court for the District of New Jersey against Alliance and Premier Growth Fund alleging that defendants violated Section 36(b) of the ICA. The principal allegations of the Benak Complaint are that Alliance breached its duty of loyalty to Premier Growth Fund because one of the directors of the general partner of Alliance served as a director of Enron Corp. ("Enron") when Premier Growth Fund purchased shares of Enron, and as a consequence thereof, the investment advisory fees paid to Alliance by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Subsequently, between December 2001 and July 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance and Premier Growth Fund. All of those actions were consolidated in the United States District Court for the District of New Jersey. In January 2003, a consolidated amended complaint entitled BENAK V. ALLIANCE CAPITAL MANAGEMENT L.P. ("Benak Consolidated Amended Complaint") was filed containing allegations similar to those in the individual complaints although it does not name the Premier Growth Fund as a defendant. In February 2003, the court granted with prejudice Alliance's motion to dismiss the Benak Consolidated Amended Complaint, holding that plaintiffs' allegations failed to state a claim under
        Section 36(b). Plaintiffs have thirty days from the entry of the dismissal order to appeal the court's decision dismissing the action. Alliance believes that plaintiffs' allegations in the Benak Consolidated Amended Complaint were without merit and intends to vigorously defend against any appeal that may be taken from the dismissal with prejudice of the action.

        In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including Alliance. The principal allegations of the Enron Complaint, as they pertain to Alliance, are that Alliance violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act") with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance and who was and remains a director of the general partner of Alliance, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. In June 2002, Alliance moved to dismiss the Enron Complaint as the allegations therein pertain to it. In March 2003, that motion was denied. In May 2003, a First Amended Consolidated Complaint ("Enron Amended Consolidated Complaint"), with substantially identical allegations as to Alliance, was filed. Alliance filed its answer in June 2003. In May 2003, plaintiffs filed an Amended Motion For Class Certification. In October 2003, following the completion of class discovery, Alliance filed its opposition to class certification. Alliance's motion is pending. The case is currently in discovery. Alliance believes that plaintiffs' allegations in the Enron Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

        In May 2002, a complaint entitled THE FLORIDA STATE BOARD OF ADMINISTRATION V. ALLIANCE CAPITAL MANAGEMENT L.P. ("SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. In June 2002, Alliance moved to dismiss the SBA Complaint; in September 2002, the court denied Alliance's motion to dismiss the SBA Complaint in its entirety. In November 2003, the SBA filed an amended complaint ("Amended SBA Complaint"). While the Amended SBA Complaint contains the Enron claims, the Amended SBA Complaint also alleges that Alliance breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1 rated," the highest rating that Alliance's research analysts could assign. The SBA also added claims for negligent supervision and common law fraud. In December 2003, Alliance moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint. In January 2004, the court denied that motion. The case is currently in discovery. Alliance believes the SBA's allegations in the Amended SBA Complaint are without merit and intends to vigorously defend against these allegations.

        In September 2002, a complaint entitled LAWRENCE E. JAFFE PENSION PLAN, LAWRENCE E. JAFFE TRUSTEE U/A 1198 V. ALLIANCE CAPITAL MANAGEMENT L.P., ALFRED HARRISON AND ALLIANCE PREMIER GROWTH FUND, INC. ("Jaffe Complaint") was filed in the United States District Court for the Southern District of New York against Alliance, Alfred Harrison and Premier Growth Fund alleging violation of the ICA. Plaintiff seeks damages equal to Premier Growth Fund's losses as a result of Premier Growth Fund's investment in shares of Enron and a recovery of all fees paid to Alliance beginning November 1, 2000. In March 2003, the court granted Alliance's motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there. In December 2003, plaintiff filed an amended complaint ("Amended Jaffe Complaint") in the United States District Court for the District of New Jersey. The Amended Jaffe Complaint alleges violations of Section 36(a) of the ICA, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents, defendants misrepresented material facts related to Premier Growth Fund's investment objective and policies. In January 2004, defendants moved to dismiss the Amended JAFFE COMPLAINT. Alliance and Alfred Harrison believe that plaintiff's allegations in the Amended JAFFE COMPLAINT are without merit and intend to vigorously defend against these allegations.

        In December 2002, a putative class action complaint entitled PATRICK J. GOGGINS ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("Goggins Complaint") was filed in the United States District Court for the Southern District of New York against Alliance, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund. In August 2003, the court granted Alliance's motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. In December 2003, plaintiffs filed an amended complaint ("Amended Goggins Compliant") in the United States District Court for the District of New Jersey. The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Premier Growth Fund's registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that the Premier Growth Fund's investment in Enron was inconsistent with the fund's stated strategic objectives and investment strategies. Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002. In January 2004, Alliance moved to dismiss the Amended Goggins Complaint. Alliance, Premier Growth Fund and the other defendants believe the plaintiffs' allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

        In August 2003, the Securities and Exchange Board of India ("SEBI") ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. ("ACAML"), a fund management company 75% owned by Alliance. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance's stake in ACAML. Mr. Arora contested the findings in the order by filing objections and at a personal hearing held in August 2003. In September 2003, SEBI issued an order confirming its previous order against Mr. Arora. In October 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal ("SAT") seeking certain interim reliefs. Mr.

        Arora's appeal was heard by the SAT on December 15, 2003. The SAT passed an order on January 12, 2004 wherein it did not grant any interim reliefs to Mr. Arora since SEBI had stated that the investigations in the matter were in progress. However, the SAT has directed SEBI to complete the investigations by February 28, 2004 and to pass final orders in the matter by March 31, 2004. Alliance is reviewing this matter and, at the present time, management of Alliance does not believe its outcome will have a material impact on Alliance's results of operations or financial condition, and the Company's management does not believe its outcome will have a material impact on the Company's consolidated results of operations or financial position.

        In September 2003, SEBI issued to Alliance a show cause notice and finding of investigation (the "Notice"). The Notice requires Alliance to explain its failure to make disclosure filings as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance's local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992, and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 when the holdings of the said entities in the Relevant Scrips crossed five percent (5%) which could make Alliance liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or group of investors acting in concert) in an Indian security exceeds either five percent (5%) of the outstanding shares or changes by more than two percent (2%). In October 2003 and November 2003, Alliance filed its reply and written submissions, respectively. Alliance also had a personal hearing before the SEBI on October 21, 2003 and the decision of SEBI in relation to the Notice is pending. At the present time, management of Alliance does not believe the outcome of this matter will have a material impact on Alliance's results of operations or financial condition and the Company's management does not believe its outcome will have a material impact on the Company's consolidated results of operations or financial position.

        In October 2003, a purported class action complaint entitled ERB ET AL.
        V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, State of Illinois against Alliance. Plaintiff, purportedly a shareholder in the Premier Growth Fund, alleges that Alliance breached unidentified provisions of Premier Growth Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance's analysts could assign. Plaintiff alleges that Alliance impermissibly purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance made for Premier Growth Fund over the past ten years, as well as an unspecified amount of damages. In November 2003, Alliance removed the Erb Complaint to the United States District Court for the Southern District of Illinois on the basis that plaintiff's alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act. In December 2003, plaintiff filed a motion for remand. In February 2004, the court granted that motion and remanded the action to state court. Alliance believes that plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

        In October 2003, a purported class action complaint entitled HINDO ET AL. V. ALLIANCEBERNSTEIN GROWTH & INCOME FUND ET AL. ("Hindo Complaint") was filed against Alliance, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds ("AllianceBernstein Funds"), the registrants and issuers of those funds, certain officers of Alliance (the "Alliance defendants"), and certain other defendants not affiliated with Alliance, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance, including recovery of all fees paid to Alliance pursuant to such contracts. Between October 3 and January 29, 2004, forty additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance and certain other defendants, and others may be filed. These forty additional lawsuits are as follows:

        a) Federal Court Class Actions: Twenty-five of the lawsuits were brought as class actions filed in Federal court (twenty-one in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California, and one in the United States District
            Court for the District of Connecticut). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Advisers Act, the ICA and common law. All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except three. Of these three, one was brought on behalf of a unitholder of Alliance Holding and two were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital ("Plan"). The latter two lawsuits allege claims under Sections 404, 405 and 406 of ERISA, on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities. One of these ERISA actions has been voluntarily dismissed. AXA Financial is named as a defendant, primarily as a control person of Alliance, in all but two of these cases (two of the twenty-five cases pending before the United States District Court for the Southern District of New York).

        b) Federal Court Derivative Actions: Eight of the lawsuits were brought as derivative actions in Federal court (one in the United States District Court for the Southern District of New York, five in the United States District Court for the Eastern District of New York, and two in the United States District Court for the District of New Jersey). These lawsuits allege claims under the Exchange Act,
            Section 36(b) of the ICA and/or common law. Six of the lawsuits were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds, generally alleging that defendants violated fiduciary obligations to the AllianceBernstein Funds and/or fund shareholders by permitting select investors to engage in market timing activities and failing to disclose those activities. Two of the lawsuits were brought derivatively on behalf of Alliance Holding, generally alleging that defendants breached fiduciary obligations to Alliance Holding or its unitholders by failing to prevent the alleged undisclosed market timing and late trading activities from occurring. AXA Financial is named as a defendant, primarily as a control person of Alliance, in all but two of these cases (the one case pending before the United States District Court for the Southern District of New York and one of the two cases pending before the United States District Court for the District of New Jersey).

        c) State Court Representative Actions: Two lawsuits were brought as class actions in the Supreme Court of the State of New York, County of New York, by alleged shareholders of an AllianceBernstein Fund on behalf of shareholders of the AllianceBernstein Funds. The lawsuits allege that defendants allowed certain parties to engage in late trading and market timing transactions in the AllianceBernstein Funds and that such arrangements breached defendants' fiduciary duty to investors, and purport to state a claim for breach of fiduciary duty. One of the complaints also purports to state claims for breach of contract and tortious interference with contract. AXA Financial is named as a defendant, primarily as a control person of Alliance, in one of these two lawsuits.

        d) A lawsuit was filed in Superior Court for the State of California, County of Los Angeles, alleging that defendants violated fiduciary responsibilities and disclosure obligations by permitting certain favored customers to engage in market timing and late trading activities in the AllianceBernstein Funds, and purports to state claims of unfair business practices under Sections 17200 and 17303 of the California Business & Professional Code. Pursuant to these statutes, the action was brought on behalf of members of the general public of the State of California. AXA Financial is named as a defendant, primarily as a control person of Alliance.

        e) State Court Derivative Actions: Three lawsuits were brought as derivative actions in state court (one in the Supreme Court of the State of New York, County of New York, and two in the Superior Court of the State of Massachusetts, County of Suffolk). The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds. AXA Financial is named as a defendant, primarily as a control person of Alliance in the New York lawsuit. The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment. Both Massachusetts actions attempt to name AXA Financial as a defendant.

        f) State Court Individual Action: A lawsuit was filed in the District Court of Johnson County, Kansas, Civil Court Department, alleging that defendants were negligent and breached their fiduciary duties by knowingly entering into a number of illegal and improper arrangements with institutional investors for the purpose of engaging in late trading and market timing in AllianceBernstein Funds to the detriment of plaintiff and failing to disclose such arrangements in the AllianceBernstein Fund prospectuses, and purports to state claims under Sections 624 and 626 of the Kansas Consumer Protection Act, and Section 1268 of the Kansas Securities Act. The lawsuit also purports to state claims of negligent misrepresentation, professional negligence and breach of fiduciary duty under common law. AXA Financial is not named as a defendant in this lawsuit.

        All of these lawsuits seek an unspecified amount of damages. All of the Federal actions discussed above (i.e., the Hindo Complaint, Federal Court Class Actions and Federal Court Derivative Actions) are the subject of a petition or tag-along notices filed by Alliance before the Judicial Panel on Multidistrict Litigation ("MDL Panel") seeking to have all of the actions centralized in a single forum for pre-trial proceedings. On January 29, 2004, the MDL Panel held a hearing on these petitions. On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland. Pursuant to agreements among the parties, the Alliance defendants' and AXA Financial's responses to the Federal actions that have been served on Alliance and AXA Financial are stayed pending a decision on consolidation by the MDL Panel and the filing of an amended or operative complaint. The various plaintiffs seeking appointment to serve as lead plaintiffs have stipulated to stay the lead plaintiff decision until after the MDL Panel makes a decision on the MDL petitions pending before it. In addition, discovery has not commenced in any of these cases. In most of them, discovery is stayed under the Private Securities Litigation Reform Act of 1995 or pursuant to an agreement among the parties.

        Defendants have removed each of the State Court Representative Actions discussed above, and thereafter submitted the actions to the MDL Panel in a notice of tag-along actions. Plaintiff in each of these actions has moved to remand the action back to state court or has indicated an intention to do so. Where defendants have responded to the complaints, defendants have moved to stay proceedings pending transfer by the MDL Panel.

        Defendants have not yet responded to the complaints filed in the State Court Derivative Actions.

        Alliance recorded charges to income totaling $330.0 million in 2003 in connection with establishing the $250.0 million restitution fund (which is discussed in detail under "Business - Regulation" in this Form 10-K) and certain other matters discussed above under "Alliance Litigations". Management of Alliance, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

        With respect to the matters discussed above under "Alliance Litigations" (other than those referred to in the preceding paragraph and those related to SEBI), management of Alliance is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance' results of operations or financial condition and the Company's management is unable to estimate the impact, if any, that the outcome of these matters may have on the Company's results of operations or financial position.


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


17)     LEASES

        The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable operating leases for 2004 and the four successive years are $125.8 million, $123.6 million, $111.5 million, $97.8 million, $90.1 million and $764.0 million thereafter. Minimum future sublease rental income on these noncancelable operating leases for 2004 and the four successive years is $13.0 million, $9.2 million, $2.9 million, $2.7 million, $2.3 million and $16.1 million thereafter.

        At December 31, 2003, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2004 and the four successive years is $80.7 million, $79.4 million, $78.4 million, $69.8 million, $62.2 million and $497.7 million thereafter.

        The Company has entered into capital leases for certain information technology equipment. Future minimum payments under noncancelable capital leases for 2004 and 2005 are $2.0 million and $1.9 million, respectively.


18)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        Equitable Life is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent; pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit Equitable Life to pay shareholder dividends not greater than $413.2 million during 2004. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2003, 2002 and 2001, the Insurance Group statutory net income totaled $549.4 million, $451.6 million and $547.7 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $4,476.6 million and $4,281.0 million at December 31, 2003 and 2002, respectively. In 2003, 2002 and 2001, respectively, $400.0 million, $500.0 million and $1.7 billion in shareholder dividends were paid by Equitable Life.

        At December 31, 2003, the Insurance Group, in accordance with various government and state regulations, had $27.2 million of securities deposited with such government or state agencies.

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

        On December 27, 2000, an emergency rule was issued by the New York Insurance Department (NYID), which adopted Codification in New York effective on January 1, 2001 except where the guidance conflicted with New York Law. Differences in the New York regulation adopted in 2000 from Codification were in accounting for deferred taxes and goodwill, which are required to be disclosed in the notes to the Annual Statement, as well as the Annual Audited Report. On September 24, 2002, the bill authorizing the admissibility of deferred taxes by New York insurers was signed into law and was effective as of January 1, 2002. The impact of adopting the accounting for deferred taxes at January 1, 2002 was a $363.6 million decrease to surplus.

        The implementation of Codification in 2001 resulted in a $1,630.9 million increase to surplus and capital stock, principally due to the $1,660.8 million valuation adjustment related to Alliance.

        The application of the Codification rules as adopted by the State of Colorado had no significant effect on Equitable Life or Equitable of Colorado.

        At December 31, 2003 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2003.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholders' equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured, (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance and Alliance Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (i) computer software development costs are capitalized under GAAP but expensed under SAP; and
        (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP.

        The following reconciles the Insurance Group's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the NYID with net earnings and equity on a GAAP basis.

                                                                  2003               2002                2001
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)

        Net change in statutory surplus and
          capital stock....................................  $        43.4       $   (1,354.7)      $      104.1
        Change in AVR......................................          152.2             (464.7)            (230.2)
                                                            -----------------   ----------------   -----------------
        Net change in statutory surplus, capital stock
          and AVR..........................................          195.6           (1,819.4)            (126.1)
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................         (245.7)             255.2              270.8
          DAC..............................................          556.1              458.1              458.5
          Deferred Federal income taxes....................           30.9             (634.6)            (354.8)
          Valuation of investments.........................           39.6              (74.8)              67.9
          Valuation of investment subsidiary...............         (321.6)           1,399.4           (1,507.9)
          Change in fair value of guaranteed minimum income
            benefit reinsurance contracts..................          (91.0)             120.0                -
          Shareholder dividends paid......................           400.0              500.0            1,700.0
          Changes in non-admitted assets...................          (35.1)             384.2              138.3
          Other, net.......................................           (2.1)             (23.7)               5.4
          GAAP adjustments for Other Discontinued
            Operations.....................................           (2.3)              23.0               (5.1)
                                                            -----------------   ----------------   -----------------
        Net Earnings of the Insurance Group................  $       524.4       $      587.4       $      647.0
                                                            =================   ================   =================



                                                                                  December 31,
                                                            ---------------------------------------------------------
                                                                  2003               2002                2001
                                                            -----------------   ----------------   ------------------
                                                                                 (In Millions)

        Statutory surplus and capital stock................  $     4,134.7       $    4,091.3       $    5,446.0
        AVR................................................          341.9              189.7              654.4
                                                            -----------------   ----------------   ------------------
        Statutory surplus, capital stock and AVR...........        4,476.6            4,281.0            6,100.4
        Adjustments:
          Future policy benefits and policyholders'
            account balances...............................       (1,483.3)          (1,237.6)          (1,492.8)
          DAC..............................................        6,290.4            5,801.0            5,513.7
          Deferred Federal income taxes....................       (1,729.8)          (1,835.8)          (1,252.2)
          Valuation of investments.........................        2,196.3            1,629.6              635.9
          Valuation of investment subsidiary...............       (1,513.0)          (1,191.4)          (2,590.8)
          Fair value of guaranteed minimum income benefit
            reinsurance contracts..........................           29.0              120.0                -
          Non-admitted assets..............................        1,130.2            1,162.3              778.1
          Issuance of surplus notes........................         (599.6)            (599.6)            (539.4)
          Other, net.......................................           77.7              157.2              536.6



          GAAP adjustments for Other Discontinued
            Operations.....................................         (103.9)            (108.7)            (123.8)
                                                            -----------------   ----------------   ------------------
        Equity of the Insurance Group......................  $     8,770.6       $    8,178.0       $    7,565.7
                                                            =================   ================   ==================


19)     ALLIANCE CHARGE FOR MUTUAL FUND MATTERS AND LEGAL PROCEEDINGS

        On December 18, 2003, Alliance reached terms with the SEC for the resolution of regulatory claims against Alliance with respect to market timing. The SEC accepted an Offer of Settlement submitted by Alliance. Alliance concurrently reached an agreement in principle with the New York Attorney General ("NYAG"), which is subject to final definitive documentation.

        The key provisions of the settlement with the SEC and NYAG are that Alliance must establish a $250 million fund to compensate fund shareholders for the adverse effect of market timing. Of the $250 million fund, $150 million is characterized as disgorgement and $100 million is characterized as a penalty. In addition, the agreement with the NYAG requires a weighted average reduction in fees of 20% on Alliance's U.S. long-term open-end retail funds for a minimum of five years, which commenced January 1, 2004. This reduction in fees is expected to reduce Alliance Capital revenues by approximately $70 million in 2004.

        Alliance recorded pre-tax charges to income of $190 million and a $140 million for the quarters ended September 30, 2003 and December 31, 2003, respectively, or $330 million for the year 2003, to cover restitution, litigation and other costs associated with these investigations and other litigation. The effect of this settlement on the Company's 2003 net earnings after reflecting its impact on incentive compensation, income taxes and minority interest was $90.1 million.


20)     BUSINESS SEGMENT INFORMATION

        The Company's operations consist of Insurance and Investment Services segments. The Company's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

        The Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, disability income, annuity products, mutual funds, and other investment products to individuals and small groups. It also administers traditional participating group annuity contracts with conversion features, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. This segment includes Separate Accounts for individual insurance and annuity products.

        The Investment Services segment principally includes Alliance. Alliance provides diversified investment management and related services globally to a broad range of clients including: (a) institutional clients, including pension funds, endowment funds and domestic and foreign financial institutions and governments, (b) private clients, including high net worth individuals, trusts and estates, charitable foundations and other entities, by means of separately managed accounts, hedge funds and other investment vehicles, (c) individual investors, principally through a broad line of mutual funds, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and other services. This segment also includes institutional Separate Accounts that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $103.0 million, $102.2 million and $116.6 million for 2003, 2002 and 2001, respectively, are included in total revenues of the Investment Services segment.

        The following tables reconcile segment revenues and earnings from continuing operations before Federal income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                  2003               2002               2001
                                                            -----------------   ----------------  ------------------
                                                                                 (In Millions)
       Segment revenues:
       Insurance..........................................   $     4,734.4       $     4,673.4     $     4,763.3
       Investment Services................................         2,738.5             2,744.9           2,994.4
       Consolidation/elimination..........................           (70.4)              (71.3)            (90.0)
                                                            -----------------   ----------------  ------------------
       Total Revenues.....................................   $     7,402.5       $     7,347.0     $     7,667.7
                                                            =================   ================  ==================

       Segment earnings (loss) from continuing operations
          before Federal income taxes
          and minority interest:
       Insurance..........................................   $       631.6       $       437.9     $       707.5
       Investment Services................................           318.6               590.7             585.4
                                                            -----------------   ----------------  ------------------
       Total Earnings from Continuing Operations
          before Federal Income Taxes
          and Minority Interest...........................   $       950.2       $     1,028.6     $     1,292.9
                                                            =================   ================  ==================

                                                                                   December 31,
                                                                  2003                2002               2001
                                                            -----------------   ----------------  ------------------
                                                                                 (In Millions)
       Assets:
       Insurance..........................................   $    98,822.1       $    80,638.7     $    84,572.2
       Investment Services................................        15,410.1            14,160.3          15,808.8
       Consolidation/elimination..........................            33.1                27.3             (94.4)
                                                            -----------------   ----------------  ------------------
       Total Assets.......................................   $   114,265.3       $    94,826.3     $   100,286.6
                                                            =================   ================  ==================

21)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2003 and 2002 are summarized below:

                                                                    Three Months Ended
                                       ------------------------------------------------------------------------------
                                           March 31           June 30           September 30          December 31
                                       -----------------  -----------------   ------------------   ------------------
                                                                       (In Millions)
        2003
        Total Revenues................  $     1,674.7      $     1,826.8       $    1,857.8         $    2,043.2
                                       =================  =================   ==================   ==================

        Earnings from
          Continuing Operations.......  $        35.7      $       209.7       $      134.8         $      140.8
                                       =================  =================   ==================   ==================

        Net Earnings..................  $        35.7      $       209.8       $      135.5         $      143.4
                                       =================  =================   ==================   ==================

        2002
        Total Revenues................  $     1,883.9      $     2,072.1       $    1,860.9         $    1,530.1
                                       =================  =================   ==================   ==================

        Earnings from Continuing
          Operations..................  $       162.6      $       206.5       $      267.1         $      (21.3)
                                       =================  =================   ==================   ==================

        Net Earnings..................  $       130.4      $       205.1       $      286.5         $      (34.6)
                                       =================  =================   ==================   ==================


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

                                                                  2003               2002                 2001
                                                            -----------------   ----------------   -------------------
                                                                                  (In Millions)

        Net income, as reported............................  $       524.4       $      587.4       $      647.0
        Less: total stock-based employee compensation
           expense determined under fair value method for
           all awards, net of Federal income tax benefit...          (35.8)             (36.0)             (22.2)
                                                            -----------------   ----------------   -------------------
        Pro Forma Net Earnings.............................  $       488.6       $      551.4       $      624.8
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

        Beginning in 2001, under the 1997 Stock Incentive Plan, the Holding Company can grant AXA ADRs and options to purchase AXA ADRs. The options, which include Incentive Stock Options and Nonstatutory Stock Options, are issued at the fair market value of the AXA ADRs on the date of grant. Generally, one-third of stock options granted vest and become exercisable on each of the first three anniversaries of the date such options were granted. Options are currently exercisable up to 10 years from the date of grant.

        Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $73.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. The Company recorded an increase (reduction) in the Stock Appreciation Rights liability of $12.0 million and $(10.2) million for 2003 and 2002, respectively, reflecting the variable accounting for the Stock Appreciation Rights, based on the change in the market value of AXA ADRs in 2003 and 2002.

        The Black-Scholes option pricing model was used in determining the fair values of option awards used in the pro-forma disclosures above. The option pricing assumptions for 2003, 2002 and 2001 follow:

                                       Holding Company                            Alliance
                           -----------------------------------------   -------------------------------
                               2003           2002         2001          2003      2002       2001
                           -------------  ------------- ------------   -------------------- ----------

        Dividend yield....    2.48%          2.54%         1.52%         6.1%      5.80%      5.80%

        Expected
          volatility......     46%            46%           29%           32%       32%        33%

        Risk-free interest
          rate............    2.72%          4.04%         4.98%         3.0%      4.2%       4.5%

        Expected life
          in years........      5              5             5            7.0       7.0        7.2

        Weighted average
          fair value per
          option at
          grant-date......    $4.39          $6.30         $9.42         $5.96     $5.89      $9.23

        A summary of the activity in the option shares of the Holding Company and Alliance's option plans follows, including information about options outstanding and exercisable at December 31, 2003. Outstanding options at January 2, 2001 to acquire AXA ADRs reflect the conversion of 11.5 million share options of the Holding Company that remained outstanding following the above-described cash settlement made pursuant to the agreement for AXA's acquisition of the minority interest in the Holding Company's Common Stock. All information presented below as related to options to acquire AXA ADRs gives appropriate effect to AXA's May 2001 four-for-one stock split and the related changes in ADR parity for each Holding Company share option:

                                                       Holding Company                          Alliance
                                             ------------------------------------   ---------------------------------
                                                                    Weighted                            Weighted
                                                                    Average                             Average
                                                  AXA ADRs          Exercise            Units           Exercise
                                               (In Millions)         Price          (In Millions)        Price
                                             ------------------- ----------------   --------------- -----------------


        :
        Balance at January 2, 2001                18.3              $21.65               15.4           $28.73
          Granted........................         17.0              $31.55                2.5           $50.34
          Exercised......................         (2.2)             $11.57               (1.7)          $13.45
          Forfeited......................         (3.1)             $32.02                (.3)          $34.51
                                             -------------------                    ---------------

        Balance at December 31, 2001.....         30.0              $31.55               15.9           $33.58
          Granted........................          6.7              $17.24                2.4           $33.32
          Exercised......................          (.2)             $10.70               (1.4)          $14.83
          Forfeited......................         (1.2)             $27.12                (.5)          $42.99
                                             -------------------                    ---------------

        Balance at December 31, 2002              35.3              $25.14               16.4           $34.92
          Granted.........................         9.1              $12.60                 .1           $35.01
          Exercised.......................        (1.7)              $7.85               (1.2)          $17.26
          Forfeited.......................        (1.8)             $25.16               (1.5)          $43.26
                                             -------------------                    ---------------
        Balance at December 31, 2003              40.9              $23.04               13.8           $35.55
                                             ===================                    ===============

        Information about options outstanding and exercisable at December 31, 2003 follows:

                                            Options Outstanding                            Options Exercisable
                             ---------------------------------------------------   -------------------------------------
                                                   Weighted
                                                    Average         Weighted                               Weighted
              Range of             Number          Remaining        Average             Number              Average
              Exercise          Outstanding       Contractual       Exercise          Exercisable          Exercise
               Prices          (In Millions)     Life (Years)        Price           (In Millions)           Price
        --------------------------------------- ---------------- ---------------   ------------------   ----------------

              AXA ADRs
        ----------------------

          $ 6.325 - $ 9.01            .4               1.86           $ 7.64               .4                $ 7.63
          $10.195 - $15.20          11.8               8.35           $12.73              2.1                $13.23
          $15.995 - $22.84           9.9               6.82           $18.50              6.3                $18.66
          $26.095 - $33.025         13.8               4.63           $30.85              9.6                $30.48
          $36.031                    5.0               5.48           $36.03              5.0                $36.03
                              -----------------                                    ------------------
          $ 6.325 - $36.031         40.9               6.31           $23.04             23.4                $26.52
                              =================                                    ==================


              Alliance
        ----------------------
           $ 8.81 - $18.47           2.6               2.48           $13.19              2.6                $13.19
           $24.84 - $30.25           3.2               5.35           $27.90              2.9                $27.69
           $30.94 - $48.50           4.3               7.76           $40.63              1.8                $44.85
           $50.15 - $50.56           2.0               7.92           $50.25               .8                $50.25
           $51.10 - $58.50           1.7               6.95           $53.77              1.0                $53.76
                              -----------------                                    ------------------
           $ 8.81 - $58.50          13.8               6.13           $35.55              9.1                $31.89
                              =================                                    ==================

        The Company's ownership interest in Alliance will continue to be reduced upon the exercise of unit options granted to certain Alliance employees. Options are exercisable over periods of up to ten years.

        In 1997, Alliance Holding established a long-term incentive compensation plan under which grants are made to key employees for terms established by Alliance Holding at the time of grant. These awards include options, restricted Alliance Holding units and phantom restricted Alliance Holding units, performance awards, other Alliance Holding unit based awards, or any combination thereof. At December 31, 2003, approximately
        13.0 million Alliance Holding units of a maximum 41.0 million units were subject to options granted and 103,262 Alliance Holding units were subject to awards made under this plan.

23)     RELATED PARTY TRANSACTIONS

        Beginning January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to the Holding Company of the benefits provided which totaled $57.6 million and $39.7 million, respectively, for 2003 and 2002.

        The Company paid $639.1 million and $596.6 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for 2003 and 2002. The Company charged AXA Distribution's subsidiaries $304.4 million and $411.9 million, respectively, for their applicable share of operating expenses for 2003 and 2002, pursuant to the Agreements for Services.

        In September 2001, Equitable Life loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

        Both Equitable Life and Alliance, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements which include technology and professional development arrangements. Payments by Equitable Life and Alliance to AXA under such agreements totaled approximately $16.7 million and $17.9 million in 2003 and 2002, respectively. Payments by AXA and AXA affiliates to Equitable Life under such agreements totaled $32.5 million and $17.6 million in 2003 and 2002, respectively.

        In 2003, Equitable Life entered into a reinsurance agreement with AXA Financial Reinsurance Company (Bermuda), LTD ("AXA Bermuda"), an indirect wholly owned subsidiary of the Holding Company, to cede certain term insurance policies written after December 2002. Equitable Life ceded $9.0 million of premiums and $2.8 million of reinsurance reserves to AXA Bermuda in 2003.

        Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by Alliance described below:

                                                                  2003               2002               2001
                                                            -----------------   ----------------  ------------------
                                                                                 (In Millions)

       Investment advisory and services fees..............   $       824.6       $       854.5     $       997.1
       Distribution revenues..............................           436.0               467.5             544.6
       Shareholder servicing fees.........................            82.3                89.7              87.2
       Other revenues.....................................            11.4                10.2              11.0
       Brokerage..........................................             3.6                 7.0               5.7

                      REPORT OF INDEPENDENT AUDITORS ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES





To the Board of Directors of
The Equitable Life Assurance Society of the United States


Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/PricewaterhouseCoopers LLP
New York, New York

March 9, 2004

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003

                                                                                   Estimated          Carrying
Type of Investment                                              Cost (A)          Fair Value           Value
-------------------                                         -----------------   ----------------   ---------------
                                                                                (In Millions)

Fixed maturities:
   U.S. government, agencies and authorities..............   $       812.3       $      870.5       $      870.5
   State, municipalities and political subdivisions.......           188.2              200.3              200.3
   Foreign governments....................................           248.4              294.0              294.0
   Public utilities.......................................         2,994.1            3,214.1            3,214.1
   All other corporate bonds..............................        21,496.6           22,957.7           22,957.7
   Redeemable preferred stocks............................         1,412.0            1,558.9            1,558.9
                                                            -----------------   ----------------   ---------------
Total fixed maturities....................................        27,151.6           29,095.5           29,095.5
                                                            -----------------   ----------------   ---------------
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other...............            13.5               13.6               13.6
Mortgage loans on real estate.............................         3,503.1            3,761.7            3,503.1
Real estate...............................................           310.8              XXX                310.8
Real estate acquired in satisfaction of debt..............           275.8              XXX                275.8
Real estate joint ventures................................            69.9              XXX                 69.9
Policy loans..............................................         3,894.3            4,481.9            3,894.3
Other limited partnership interests.......................           775.5              775.5              775.5
Other invested assets.....................................         1,101.6            1,101.6            1,101.6
                                                            -----------------   ----------------   ---------------

Total Investments.........................................   $    37,096.1       $   39,229.8       $   39,040.1
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

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2003 AND 2002

                                                                                   2003                 2002
                                                                              -----------------    -----------------
                                                                                         (In Millions)

ASSETS
Investment:
  Fixed maturities:
    Available for sale, at estimated fair value (amortized
      cost of $26,874.1 and $24,480.4, respectively)........................  $     28,787.4       $     25,981.9
  Mortgage loans on real estate.............................................         3,503.1              3,746.2
  Equity real estate........................................................           656.4                717.3
  Policy loans..............................................................         3,670.4              3,805.8
  Investments in and loans to affiliates....................................         1,246.9              1,359.3
  Other equity investments..................................................           789.0                720.2
  Other invested assets.....................................................           590.7                892.4
                                                                              -----------------    -----------------
      Total investments.....................................................        39,243.9             37,223.1
Cash and cash equivalents...................................................           402.4                 15.3
Deferred policy acquisition costs...........................................         6,248.6              5,749.8
Amounts due from reinsurers.................................................         1,510.8              1,482.4
Other assets................................................................         2,228.8              2,289.2
Loans to affiliates.........................................................           400.0                413.0
Prepaid pension asset.......................................................           838.3                865.1
Separate Accounts assets....................................................        54,438.1             39,012.1
                                                                              -----------------    -----------------

Total Assets................................................................  $    105,310.9       $     87,050.0
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $     24,907.5       $     22,630.6
Future policy benefits and other policyholders liabilities..................        13,831.4             13,892.5
Short-term and long-term debt...............................................           847.9                847.8
Federal income taxes payable................................................         1,775.9              1,474.2
Other liabilities...........................................................           877.0                922.0
Separate Accounts liabilities...............................................        54,300.6             38,883.8
                                                                              -----------------    -----------------
      Total liabilities.....................................................        96,540.3             78,650.9
                                                                              -----------------    -----------------

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued
  and outstanding...........................................................             2.5                  2.5
Capital in excess of par value..............................................         4,848.2              4,812.8
Retained earnings...........................................................         3,027.1              2,902.7
Accumulated other comprehensive income......................................           892.8                681.1
                                                                              -----------------    -----------------
      Total shareholder's equity............................................         8,770.6              8,399.1
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $    105,310.9       $     87,050.0
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

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                    YEARS ENDED DECEMBER 31, 2003, 2002, 2001



                                                                      2003                2002               2001
                                                                 -----------------   -----------------   ---------------
                                                                                     (In Millions)
REVENUES
Universal life and investment-type product policy fee
  income........................................................  $     1,373.1      $     1,312.3       $     1,337.4
Premiums........................................................          882.8              936.7             1,010.0
Net investment income...........................................        2,338.3            2,321.7             2,301.9
Investment losses, net..........................................          (70.6)            (264.1)             (201.4)
Equity in earnings of subsidiaries .............................           44.3              113.1               134.2
Commissions, fees and other income..............................          163.2              337.6               244.1
                                                                 -----------------   -----------------  ----------------
      Total revenues............................................        4,731.1            4,757.3             4,826.2
                                                                 -----------------   -----------------  ----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.........................................        1,691.0            2,025.7             1,878.9
Interest credited to policyholders' account balances............          946.6              945.5               957.1
Compensation and benefits.......................................          379.1              310.2               371.3
Commissions.....................................................        1,072.4              835.5               825.0
Interest expense................................................           58.8               72.5                71.5
Amortization of deferred policy acquisition costs...............          424.9              292.6               284.0
Capitalization of deferred policy acquisition costs.............         (990.0)            (753.2)             (743.4)
Rent expense....................................................           67.9               66.7                62.8
Amortization and depreciation...................................           98.1               88.0                92.1
Premium taxes...................................................           35.7               36.3                36.9
Other operating costs and expenses..............................          242.7              248.0               159.0
                                                                 -----------------   -----------------  ----------------
      Total benefits and other deductions.......................        4,027.2            4,167.8             3,995.2
                                                                 -----------------   -----------------  ----------------

Earnings from continuing operations before
  Federal income taxes..........................................          703.9              589.5               831.0
Federal income tax (expense) benefit............................         (182.9)              25.4              (224.4)
                                                                 -----------------   -----------------  ----------------
Earnings from continuing operations.............................          521.0              614.9               606.6
Earnings from discontinued operations, net of
   Federal income taxes.........................................            3.4                5.6                43.9
Cumulative effect of accounting changes, net of
   Federal income taxes.........................................            -                (33.1)               (3.5)
                                                                 -----------------   -----------------  ----------------
Net Earnings....................................................  $       524.4      $       587.4       $       647.0
                                                                 =================   =================  ================

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      2003                2002                2001
                                                                 -----------------   -----------------   ----------------
                                                                                     (In Millions)

Net earnings....................................................  $       524.4      $       587.4       $       647.0
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Interest credited to policyholders' account balances..........          946.6              945.5               957.1
  Universal life and investment-type policy fee income..........       (1,373.1)          (1,312.3)           (1,337.4)
  Investment losses net.........................................           70.6              264.1               201.4
  Equity in net earnings of subsidiaries........................          (44.3)            (113.1)             (134.2)
  Dividends from subsidiaries...................................          181.8              213.6             1,289.4
  Change in deferred policy acquisition costs...................         (565.1)            (460.6)             (459.4)
  Change in future policy benefits and other policyholder
    funds.......................................................          (98.7)             216.1               (15.6)
  Change in prepaid pension asset...............................           26.8             (363.0)              (56.7)
  Change in fair value of guaranteed minimum income
      benefit reinsurance contract..............................           91.0             (120.0)                -
  Change in property and equipment..............................          (23.9)             (23.2)             (121.7)
  Change in Federal income tax payable..........................          193.0               93.2               573.9
  Amortization and depreciation.................................           98.1               88.0                92.1
  Other, net....................................................          187.2              118.2                57.9
                                                                 -----------------   -----------------  -----------------

Net cash provided by operating activities.......................          214.4              133.9             1,693.8
                                                                 -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments.....................................        4,180.6            2,973.1             2,429.1
  Sales.........................................................        4,778.7            7,624.4             7,470.3
  Purchases.....................................................      (11,403.4)         (12,609.2)          (11,775.1)
  Increase in loans to discontinued operations..................            2.5               38.1                14.7
  Change in short-term investments..............................          357.0             (570.9)              123.1
  Change in policy loans........................................          135.6               71.5               (52.2)
  Loans to affiliates...........................................            -                  -                (400.0)
  Other, net....................................................          (61.7)              97.5               (60.3)
                                                                 -----------------   -----------------  -----------------

Net cash used by investing activities...........................       (2,010.7)          (2,375.5)           (2,250.4)
                                                                 -----------------   -----------------  -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits....................................................        5,689.6            4,384.9             3,252.1
    Withdrawals and transfers to Separate Accounts..............       (3,141.6)          (1,995.9)           (2,445.4)
  Net decrease in short-term financings.........................            (.2)               (.2)                (.2)
  Shareholder dividends paid....................................         (400.0)            (500.0)           (1,700.0)
  Other, net....................................................           35.6               59.1               (29.3)
                                                                 -----------------   -----------------  -----------------

Net cash provided (used) by financing activities................        2,183.4            1,947.9              (922.8)
                                                                 -----------------   -----------------  -----------------

Change in cash and cash equivalents.............................          387.1             (293.7)           (1,479.4)

Cash and cash equivalents, beginning of year....................           15.3              309.0             1,788.4
                                                                 -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year..........................  $       402.4      $        15.3       $       309.0
                                                                 =================   =================  =================

Supplemental cash flow information
  Interest Paid.................................................  $        43.2      $        43.6       $        43.4
                                                                 =================   =================  =================
  Income Taxes (Refunded) Paid..................................  $       (58.8)     $      (153.6)      $       517.0
                                                                 =================   =================  =================

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2003

                                                               Future Policy        Policy
                               Deferred                           Benefits         Charges          (1)
                                Policy       Policyholders'      and Other           and            Net
                             Acquisition        Account        Policyholders'      Premium       Investment
         Segment                Costs           Balance            Funds           Revenue         Income
-------------------------- --------------- ------------------ ----------------- -------------- ---------------
                                                      (In Millions)

Insurance..............     $    6,290.4     $    25,307.7     $   13,934.7      $    2,266.1   $    2,340.8
Investment
  Services.............              -                 -                -                -               16.9
Consolidation/
  elimination..........              -                 -                -                -               29.2
                           --------------- ------------------ ----------------- -------------- ---------------
Total..................     $    6,290.4     $    25,307.7     $   13,934.7      $    2,266.1   $     2,386.9
                           =============== ================== ================= ============== ===============

                                               Amortization
                            Policyholders'      of Deferred          (2)
                             Benefits and         Policy            Other
                               Interest         Acquisition       Operating
         Segment               Credited            Cost            Expense
-------------------------- ----------------- ------------------ ---------------


Insurance..............     $     2,677.9     $      434.6       $       990.3
Investment
  Services.............               -                -               2,419.9
Consolidation/
  elimination..........               -                -                 (70.4)
                           ----------------- ------------------ ---------------
Total..................     $     2,677.9     $      434.6       $     3,339.8
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

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                               Future Policy        Policy
                               Deferred                           Benefits         Charges          (1)
                                Policy       Policyholders'      and Other           and            Net
                             Acquisition        Account        Policyholders'      Premium       Investment
         Segment                Costs           Balance            Funds           Revenue         Income
-------------------------- -------------- ------------------- ----------------- -------------- ---------------
                                                      (In Millions)

Insurance..............     $    5,801.0     $    23,037.5     $   13,975.7      $    2,260.7   $    2,331.2
Investment
  Services.............              -                 -                -                -               18.0
Consolidation/
  elimination..........              -                 -                -                -               28.0
                           -------------- ------------------- ----------------- -------------- ---------------
Total..................     $    5,801.0     $    23,037.5     $   13,975.7      $    2,260.7   $     2,377.2
                           ============== =================== ================= ============== ===============

                                                Amortization
                             Policyholders'      of Deferred          (2)
                              Benefits and         Policy            Other
                                Interest         Acquisition       Operating
         Segment                Credited            Cost            Expense
--------------------------  ----------------- ------------------ ---------------


Insurance..............      $     3,008.5     $      296.7       $       930.3
Investment
  Services.............                -                -               2,154.2
Consolidation/
  elimination..........                -                -                 (71.3)
                            ----------------- ------------------ ---------------
Total..................      $     3,008.5     $      296.7       $     3,013.2
                            ================= ================== ===============



(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 2001





                                                                    Policy
                                                                   Charges             (1)            Policyholders'
                                                                     and               Net             Benefits and
                                                                   Premium          Investment           Interest
                           Segment                                 Revenue            Income             Credited
--------------------------------------------------------------- ---------------  ----------------- ----------------------
                                                                                   (In Millions)

Insurance...................................................     $   2,362.2      $    2,337.9      $        2,870.5
Investment
  Services..................................................             -                39.9                   -
Consolidation/
  elimination...............................................             -                26.5                   -
                                                                ---------------  ----------------- ----------------------
Total.......................................................     $   2,362.2      $    2,404.3      $        2,870.5
                                                                ===============  ================= ======================

                                                                    Amortization
                                                                     of Deferred              (2)
                                                                       Policy                Other
                                                                     Acquisition           Operating
                                                                        Cost                Expense
                                                                 -------------------- --------------------


Insurance...................................................     $       287.9        $      897.4
Investment
  Services..................................................               -               2,409.0
Consolidation/
  elimination...............................................               -                 (90.0)
                                                                -------------------- --------------------
Total.......................................................     $       287.9        $    3,216.4
                                                                ===================== ====================



(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

            THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                         Assumed                            Percentage
                                                     Ceded to              from                             of Amount
                                   Gross               Other              Other              Net             Assumed
                                   Amount            Companies          Companies           Amount            to Net
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                (Dollars In Millions)

2003
----
Life Insurance In-Force......  $    266,115.8      $   90,031.1       $   41,078.1       $   217,162.8         18.92%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        769.0      $       70.2       $      140.9       $       839.7         16.78%
Accident and health..........           144.8              98.2               12.1                58.7         20.61%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        913.8      $      168.4       $      153.0       $       898.4         17.03%
                              =================   ================   =================  ===============

2002
----
Life Insurance In-Force......  $    264,456.6      $   89,413.1       $   42,228.6       $   217,281.1         19.44%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        803.3      $       86.8       $      145.7       $       862.2         16.90%
Accident and health..........           151.3             104.0               35.7                83.0         43.01%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        954.6      $      190.8       $      181.4       $       945.2         19.19%
                              =================   ================   =================  ===============

2001
----
Life Insurance In-Force......  $    263,375.6      $   75,190.5       $   42,640.4       $   230,825.5         18.47%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        830.2      $       63.6       $      138.5       $       905.1         15.30%
Accident and health..........           159.8             109.5               64.5               114.8         56.18%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        990.0      $      173.1       $      203.0       $     1,019.9         19.90%
                              =================   ================   =================  ===============


(A) Includes amounts related to the discontinued group life and health business.

PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None.



                                      9-1

PART II, ITEM 9A.


                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Office and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

As previously reported in the Registrant's Form 10-Q for the quarter ended June 30, 2003, a review of deferred Federal income taxes identified a deficiency in our tax financial reporting process related to the determination of deferred Federal income tax assets and liabilities resulting in an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. Due to other effective internal control processes, this matter had no impact on consolidated net earnings reported in any period. The adjustment also had no material impact on shareholder's equity in any period, and has been reported in the accompanying consolidated financial statements as an increase in consolidated shareholder's equity as of January 1, 2001. To address this deficiency, which constitutes a significant deficiency under final standards issued by the Public Companies Accounting Oversight Board, management has implemented procedures and controls to enhance the effectiveness of the Registrant's processes for reconciling on a regular basis the deferred Federal income tax assets and liabilities.

                                      9A-1

Part III, Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


             Omitted pursuant to General Instruction I to Form 10-K.




                                      10-1

PART III, ITEM 11.

                             EXECUTIVE COMPENSATION


             Omitted pursuant to General Instruction I to Form 10-K.





                                      11-1

PART III, ITEM 12.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


             Omitted pursuant to General Instruction I to Form 10-K.






                                      12-1

PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


             Omitted pursuant to General Instruction I to Form 10-K.




                                      13-1

PART III, ITEM 14.

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of the Company's annual financial statements for 2003 and 2002, and fees for other services rendered by
PwC:



                                                                       2003                2002
                                                                   -------------      --------------
                                                                          (In Thousands)
        Principal Accountant Fees and Services:
           Audit(1).........................................        $    4,687.1       $    3,383.8
           Audit related(2).................................             1,150.0                -
           Tax(3)...........................................               640.3              583.0
           All other(4).....................................                 7.0              996.8
                                                                   -------------      --------------
           Total............................................        $    6,484.4       $    4,963.6
                                                                   =============      ==============

(1) The audit fees for the Holding Company and the Company are paid pursuant to a single engagement letter with PwC.

(2) Audit related fees in 2003 consist of fees for Sarbanes-Oxley Section 404 implementation and internal control reviews.

(3)  Tax fees consist of fees for tax preparation and tax consultation services.

(4)  All other fees consist of fees for miscellaneous non-audit services.

The Company's audit committee has determined that all services to be provided by PwC must be reviewed and approved by the audit committee on a case-by-case basis, and therefore has not adopted policies or procedures to pre-approve engagements. The audit committee has delegated to its chairman the ability to approve any non-audit engagement where the fees are expected to be less than or equal to $100,000.











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

    3.  Exhibits:

        The exhibits are listed in the Index to Exhibits that begins on page E-1.

(B) Reports on Form 8-K

    1. On December 18, 2003, Equitable Life furnished a Current Report on Form 8-K, relating to a press release issued by Alliance and Alliance Holding regarding Alliance's resolution with the SEC and NYAG of regulatory claims with respect to market timing in some of its mutual funds.





                                      15-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Equitable Life Assurance Society of the United States has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2004        THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE
                          UNITED STATES


                          By:      /s/ Christopher M. Condron
                          ------------------------------------------------------
                          Name:    Christopher M. Condron
                                   Chairman of the Board, President and Chief
                                   Executive Officer, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Christopher M. Condron                    Chairman of the Board, President and Chief      March 30, 2004
--------------------------------------------  Executive Officer, Director
Christopher M. Condron

/s/ Stanley B. Tulin                          Vice Chairman of the Board and                  March 30, 2004
--------------------------------------------  Chief Financial Officer, Director
Stanley B. Tulin

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 30, 2004
--------------------------------------------
Alvin H. Fenichel

/s/ Henri de Castries                          Director                                       March 22, 2004
--------------------------------------------
Henri de Castries

/s/ Bruce W. Calvert                          Director                                        March 22, 2004
--------------------------------------------
Bruce W. Calvert

/s/ Claus-Michael Dill                        Director                                        March 22, 2004
--------------------------------------------
Claus-Michael Dill

/s/ Joseph L. Dionne                          Director                                        March 22, 2004
--------------------------------------------
Joseph L. Dionne

/s/ Denis Duverne                             Director                                        March 22, 2004
--------------------------------------------
Denis Duverne

/s/ Jean-Rene Fourtou                         Director                                        March 22, 2004
--------------------------------------------
Jean-Rene Fourtou

/s/ John C. Graves                            Director                                        March 22, 2004
--------------------------------------------
John C. Graves

/s/ Donald J. Greene                          Director                                        March 22, 2004
--------------------------------------------
Donald J. Greene

/s/ Nina Henderson                            Director                                        March 22, 2004
--------------------------------------------
Nina Henderson

/s/ James F. Higgins                          Director                                        March 22, 2004
--------------------------------------------
James F. Higgins

/s/ W. Edwin Jarmain                          Director                                        March 22, 2004
--------------------------------------------
W. Edwin Jarmain

/s/ Christina Johnson-Wolff                   Director                                        March 22, 2004
--------------------------------------------
Christina Johnson-Wolff

/s/ Scott D. Miller                           Director                                        March 22, 2004
--------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 22, 2004
--------------------------------------------
Joseph H. Moglia

/s/ Peter J. Tobin                            Director                                        March 22, 2004
--------------------------------------------
Peter J. Tobin

                        INDEX TO EXHIBITS (TO BE UPDATED)

                                                                                                           Tag
 Number                    Description                                 Method of Filing                   Value
----------  -----------------------------------------   ---------------------------------------------  ----------

   2.1      Stock Purchase Agreement dated as of        Filed as Exhibit 2.1 to the Holding
            August 30, 2000 among CSG, AXA, Equitable   Company's Current Report on Form 8-K
            Life, AXA Participations Belgium and the    dated November 14, 2000 and incorporated
            Holding Company                             herein by reference

   2.2      Letter Agreement dated as of October 6,     Filed as Exhibit 2.2 to the Holding
            2000 to the Stock Purchase Agreement        Company's Current Report on Form 8-K
            among CSG, AXA, Equitable Life,             dated November 14, 2000 and incorporated
            AXA Participations Belgium and              herein by reference
            the Holding Company

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

  10.7      Agreement for Cooperative and Joint Use     Filed as Exhibit 10.8 to the registrant's
            of Personnel, Property and Services         Annual Report on Form 10-K for the year
            between Equitable Life and AXA              ended December 31, 1999 and incorporated
            Advisors dated as of September 21,          herein by reference
            1999

  10.8      General Agent Sales Agreement between       Filed as Exhibit 10.9 to the registrant's
            Equitable Life and AXA Network dated as     Annual Report on Form 10-K for the year
            of January 1, 2000                          ended December 31, 1999 and incorporated
                                                        herein by reference

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

   21       Subsidiaries of the registrant              Omitted pursuant to General Instruction I
                                                        of Form 10-K

  31.1      Section 302 Certification made by the
            registrant's Chief Executive Officer        Filed herewith

  31.2      Section 302 Certification made by the
            registrant's Chief Financial Officer        Filed herewith

  32.1      Section 906 Certification made by the
            registrant's Chief Executive Officer        Filed herewith

  32.2      Section 906 Certification made by the
            registrant's Chief Financial Officer        Filed herewith





                                       E-2
