Form 10-Q
period 2004-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2004-11-12
CIK 727920

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004             Commission File No. 0-25280
--------------------------------------------------------------------------------


                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      ------------------------------------
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


            The Equitable Life Assurance Society of the United States
--------------------------------------------------------------------------------
                          (Former name, former address,
              and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               ----      ----
                                                          Yes   X    No
                                                               ----      ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                               ----      ----
                                                          Yes        No   X
                                                               ----      ----

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of November 12, 2004.

As of November 12, 2004, 2,000,000 shares of the registrant's $1.25 par value Common Stock was outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

PART I          FINANCIAL INFORMATION

Item 1:         Unaudited Consolidated Financial Statements
                o Consolidated Balance Sheets, September 30, 2004 and December 31, 2003................      3
                o Consolidated Statements of Earnings, Three Months and Nine Months Ended
                    September 30, 2004 and 2003........................................................      4
                o Consolidated Statements of Shareholder's Equity, Nine Months Ended
                    September 30, 2004 and 2003........................................................      5
                o Consolidated Statements of Cash Flows, Nine Months Ended
                    September 30, 2004 and 2003........................................................      6
                o Notes to Consolidated Financial Statements...........................................      7

Item 2:         Management's Discussion and Analysis of Financial Condition and
                Results of Operations ("Management Narrative").........................................     24

Item 3:         Quantitative and Qualitative Disclosures About Market Risk*............................     31

Item 4:         Controls and Procedures................................................................     31


PART II         OTHER INFORMATION

Item 1:         Legal Proceedings......................................................................     32

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds............................     32

Item 3:         Defaults Upon Senior Securities........................................................     32

Item 4:         Submission of Matters to a Vote of Security Holders....................................     32

Item 5:         Other Information......................................................................     32

Item 6:         Exhibits ..............................................................................     32

SIGNATURES.............................................................................................     33



*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION

              ITEM 1: UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                               SEPTEMBER 30,        December 31,
                                                                                   2004                 2003
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)

ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    30,325.9        $    29,095.5
  Mortgage loans on real estate.............................................        3,100.5              3,503.1
  Equity real estate, held for the production of income.....................          632.7                656.5
  Policy loans..............................................................        3,869.2              3,894.3
  Other equity investments..................................................          963.3                789.1
  Other invested assets.....................................................        1,183.6              1,101.6
                                                                              -----------------    -----------------
      Total investments.....................................................       40,075.2             39,040.1
Cash and cash equivalents...................................................        1,708.9                722.7
Cash and securities segregated, at estimated fair value.....................        1,181.4              1,285.8
Broker-dealer related receivables...........................................        2,295.4              2,284.7
Deferred policy acquisition costs...........................................        6,686.8              6,290.4
Goodwill and other intangible assets, net...................................        3,699.7              3,513.4
Amounts due from reinsurers.................................................        2,520.4              2,460.4
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        3,690.9              3,829.7
Separate Accounts' assets...................................................       55,555.9             54,438.1
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   117,814.6        $   114,265.3
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    26,603.3        $    25,307.7
Future policy benefits and other policyholders liabilities..................       14,131.8             13,934.7
Broker-dealer related payables..............................................        1,234.0              1,261.8
Customers related payables..................................................        1,992.7              1,897.5
Amounts due to reinsurers...................................................        1,003.4                936.5
Short-term and long-term debt...............................................        1,254.9              1,253.2
Federal income taxes payable................................................        2,571.1              2,362.8
Other liabilities...........................................................        1,812.2              2,006.9
Separate Accounts' liabilities..............................................       55,555.9             54,300.6
Minority interest in equity of consolidated subsidiaries....................        2,017.6              1,744.9
Minority interest subject to redemption rights..............................          391.7                488.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................      108,568.6            105,494.7
                                                                              -----------------    -----------------

Commitments and contingencies (Note 12)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,866.6              4,848.2
Retained earnings...........................................................        3,494.4              3,027.1
Accumulated other comprehensive income......................................          882.5                892.8
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        9,246.0              8,770.6
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   117,814.6        $   114,265.3
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                    ----------------------------------  ---------------------------------
                                                         2004               2003             2004              2003
                                                    ----------------   ---------------  ----------------  ---------------
                                                                               (IN MILLIONS)

REVENUES
Universal life and investment-type
  product policy fee income........................ $      414.2       $      347.8     $    1,161.3      $      997.8
Premiums...........................................        209.6              203.5            662.0             661.5
Net investment income..............................        641.4              597.6          1,922.1           1,773.3
Investment (losses) gains, net.....................         (5.4)               3.4             48.2             (92.8)
Commissions, fees and other income.................        833.7              705.5          2,443.8           2,019.5
                                                    ----------------   ---------------   ---------------  ---------------
      Total revenues...............................      2,093.5            1,857.8          6,237.4           5,359.3
                                                    ----------------   ---------------   ---------------  ---------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits............................        488.3              391.9          1,391.9           1,271.1
Interest credited to policyholders' account
  balances.........................................        270.7              245.0            782.6             723.0
Compensation and benefits..........................        407.1              319.4          1,145.8             967.0
Commissions........................................        242.9              270.6            739.8             756.5
Distribution plan payments.........................         90.4               94.7            280.3             275.7
Amortization of deferred sales commissions.........         43.3               52.5            138.5             157.8
Interest expense...................................         17.7               21.7             60.6              62.9
Amortization of deferred policy acquisition costs..        123.1              106.7            303.4             282.3
Capitalization of deferred policy acquisition
  costs............................................       (243.9)            (272.8)          (727.0)           (754.9)
Rent expense.......................................         47.7               44.2            137.3             126.6
Amortization of other intangible assets, net.......          5.8                5.5             17.2              16.5
Other operating costs and expenses.................        259.3              367.8            708.2             761.2
                                                    ----------------   ---------------  ----------------  ---------------
      Total benefits and other deductions..........      1,752.4            1,647.2          4,978.6           4,645.7
                                                    ----------------   ---------------  ----------------  ---------------

Earnings from continuing operations before
  income taxes and minority interest...............        341.1              210.6          1,258.8             713.6
Income taxes.......................................        (54.8)             (64.3)          (298.2)           (177.1)
Minority interest in net income of
  consolidated subsidiaries........................        (81.7)             (11.5)          (259.3)           (156.3)
                                                    ----------------   ---------------  ----------------  ---------------
Earnings from continuing operations................        204.6              134.8            701.3             380.2
Earnings from other discontinued operations, net
  of  income taxes.................................          4.7                 .7              8.0                .8
Gain on real estate to be disposed of,
    net of income taxes............................         10.9                -               10.9               -
Cumulative effect of accounting changes, net of
   income taxes....................................          -                  -               (2.9)              -
                                                    ----------------   ---------------  ----------------  ---------------

Net Earnings....................................... $      220.2       $     135.5      $      717.3      $      381.0
                                                    ================   ===============  ================  ===============






                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                    2004                 2003
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year as previously reported....        4,848.2              4,753.8
Prior period adjustment related to deferred Federal income taxes...........             -                   59.0
                                                                              -----------------      ---------------
Capital in excess of par value, beginning of year as restated...............        4,848.2              4,812.8
Increase in additional paid in capital in excess of par value...............           18.4                 25.1
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        4,866.6              4,837.9
                                                                              -----------------    -----------------

Retained earnings, beginning of year as previously reported.................        3,027.1              2,740.6
Prior period adjustment related to deferred Federal income taxes............            -                  162.1
                                                                              -----------------      ---------------
Retained earnings, beginning of year as restated............................        3,027.1              2,902.7
Net earnings................................................................          717.3                381.0
Shareholder dividends paid..................................................         (250.0)              (150.0)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        3,494.4              3,133.7
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          892.8                681.1
Other comprehensive (loss) income...........................................          (10.3)               331.7
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          882.5              1,012.8
                                                                              -----------------    -----------------

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD...................................  $     9,246.0        $     8,986.9
                                                                              =================    =================





















                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                   (UNAUDITED)

                                                                                    2004                 2003
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

Net earnings................................................................  $       717.3        $       381.0
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          782.6                723.0
    Universal life and investment-type product policy fee income............       (1,161.3)              (997.8)
    Net change in broker-dealer and customer related receivables/payables...         (217.8)               238.4
    Investment (gains) losses, net..........................................          (48.2)                92.8
    Change in segregated cash and securities, net...........................          104.4               (194.2)
    Change in deferred policy acquisition costs.............................         (423.7)              (472.6)
    Change in future policy benefits........................................          135.3                (84.5)
    Change in property and equipment........................................          (34.9)               (40.5)
    Change in income tax payable............................................          199.3                 74.3
    Minority interest in net income of consolidated subsidiaries............          259.3                156.3
    Change in fair value of guaranteed minimum
      income benefit reinsurance contracts..................................          (55.0)                58.0
    Amortization of deferred sales commissions..............................          138.5                157.8
    Amortization of other intangible assets, net............................           17.2                 16.5
    Change in accounts payable and accrued expenses.........................          (36.6)                91.1
    Other, net..............................................................          123.0                323.1
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          499.4                522.7
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        2,590.2              3,335.4
  Sales....................................................................         2,768.5              3,689.3
  Purchases.................................................................       (5,492.6)            (8,805.2)
  Change in short-term investments..........................................          194.8                354.4
  Purchase of minority interest in consolidated subsidiary..................         (308.7)                 -
  Other, net................................................................          161.5                 48.8
                                                                              -----------------    -----------------

Net cash used by investing activities.......................................          (86.3)            (1,377.3)
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        2,935.6              4,615.1
    Withdrawals and transfers to Separate Accounts..........................       (2,019.9)            (2,240.2)
  Net change in short-term financings.......................................           18.5                183.6
  Shareholder dividends paid................................................         (250.0)              (150.0)
  Other, net................................................................          111.1               (199.9)
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................          573.1              2,208.6
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          986.2              1,354.0
Cash and cash equivalents, beginning of year................................          722.7                269.6
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,708.9        $     1,623.6
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        64.6        $        59.9
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       254.7        $        92.5
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1)    BASIS OF PRESENTATION

      On September 7, 2004, The Equitable Life Assurance Society of the United States changed its name to AXA Equitable Life Insurance Company ("Equitable Life" and, together with its consolidated subsidiaries, the "Company").

      On July 8, 2004, the Holding Company completed its acquisition of The MONY Group Inc. ("MONY"). The acquisition provides the Holding Company and its subsidiaries, including the Company, with additional scale in distribution, client base and assets under management.

      The preparation of the accompanying unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with other discontinued operations (see Note 7) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 2004" and "third quarter 2003" refer to the three months ended September 30, 2004 and 2003, respectively. The terms "first nine months of 2004" and "first nine months of 2003" refer to the nine months ended September 30, 2004 and 2003, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods to the current presentation.

2)    PRIOR PERIOD ADJUSTMENT

      A review by the Company of Federal income tax assets and liabilities during second quarter 2003 identified an overstatement of the deferred Federal income tax liability related to the years ended December 31, 2000 and earlier. As a result, the Federal income tax liability as of December 31, 2001 and 2002 and September 30, 2003 was reduced by $221.1 million and the consolidated shareholder's equity as of such dates was increased by $221.1 million, with no impact on the consolidated statements of earnings for the years ended December 31, 2000, 2001, and 2002, the nine months ended September 30, 2003 or any prior period after the adoption on January 1, 1992 of SFAS No. 109, "Accounting for Income Taxes". This adjustment has been reported in the accompanying financial statements as an increase in consolidated shareholder's equity as of January 1, 2002.

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

      At September 30, 2004, the Equitable Life Insurance Group's General Account held $82.6 million of investment assets issued by VIEs and determined to be significant variable interests under FIN No. 46(R). As reported in the consolidated balance sheet, these investments included $40.7 million of fixed maturities (collateralized debt and loan obligations) and $41.9 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Equitable Life Insurance Group is not the primary beneficiary. These variable interests and approximately $14.7 million of funding commitments to the investment limited partnerships at September 30, 2004 represent the Equitable Life Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Equitable Life Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

      Management of Alliance has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that Alliance is required to consolidate under FIN No. 46(R). These included the Offshore Funds, hedge funds, structured products, group trusts and joint ventures.

      As a result of its review, Alliance consolidated an investment in a joint venture and two of the joint venture's mezzanine funds as of March 31, 2004. The joint venture and mezzanine funds have client assets under management totaling approximately $165 million at September 30, 2004. Alliance's maximum exposure to loss is limited to its investments in and prospective investment management fees earned from these entities. Consolidation of these entities resulted in increases in the Company's assets, principally investments, and in its liabilities, principally minority interest in consolidated entities, each of approximately $125.6 million, at September 30, 2004.

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

      Prior to the adoption of SOP 03-1, the liabilities for group pension participating contracts were adjusted only for changes in the fair value of certain related investment assets that were reported at fair value in the balance sheet (including fixed maturities and equity securities classified as available for sale, but not equity real estate or mortgage loans) with changes in the liabilities recorded directly in Accumulated other comprehensive income to offset the unrealized gains and losses on the related assets. SOP 03-1 also required an adjustment to the liabilities for group pension participating contracts to reflect the fair value of all the assets on which those contracts' returns are based, regardless of whether those assets are reported at fair value in the balance sheet. Changes in the liability related to fluctuations in asset fair values are now reported as Interest credited to policyholders' account balances in the consolidated statements of earnings.

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

      The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease in the first nine months of 2004 net earnings of $2.9 million and an increase in other comprehensive income of $12.4 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

5)    INVESTMENTS

      Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                      2004                2003
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)

      Balances, beginning of year............................................... $       20.5        $      55.0
      Additions charged to income...............................................          3.9               10.0
      Deductions for writedowns and asset dispositions..........................        (11.4)             (10.2)
      Deduction for transfer of held for sale real estate
         to held for production of income real estate...........................          -                (31.5)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $       13.0        $      23.5
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $       13.0        $      21.1
        Equity real estate......................................................          -                  2.4
                                                                                 ---------------     ---------------
      Total..................................................................... $       13.0        $      23.5
                                                                                 ===============     ===============

      For the third quarter and first nine months of 2004 and of 2003, investment income is shown net of investment expenses of $44.5 million, $44.6 million, $131.3 million and $153.1 million, respectively.

      As of September 30, 2004 and December 31, 2003, respectively, fixed maturities classified as available for sale had amortized costs of $28,323.0 million and $27,151.6 million. Also at September 30, 2004 and December 31, 2003, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $102.8 million and $1.0 million and costs of $100.4 million and $1.9 million and other equity securities with carrying values of $1.9 million and $12.6 million and costs of $1.2 million and $11.6 million.

      In the third quarter and first nine months of 2004 and of 2003, respectively, net unrealized and realized holding (losses) gains on trading account equity securities of $(1.7) million, $0 million, $2.5 million and $2.3 million were included in net investment income in the consolidated statements of earnings.

      For the first nine months of 2004 and of 2003, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,701.2 million and $3,655.7 million, respectively. Gross gains of $42.7 million and $82.7 million and gross losses of $9.3 million and $33.0 million were realized on these sales for the first nine months of 2004 and 2003, respectively. Unrealized net investment gains (losses) related to fixed maturities classified as available for sale increased by $59.0 million during the first nine months of 2004, resulting in a balance of $2,002.9 million at September 30, 2004.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                SEPTEMBER 30,    December 31,
                                                                                    2004            2003
                                                                               --------------    --------------
                                                                                        (IN MILLIONS)

      Impaired mortgage loans with investment valuation allowances..........  $    155.5         $  149.4
      Impaired mortgage loans without investment valuation allowances.......        17.6             29.1
                                                                              ---------------    --------------
      Recorded investment in impaired mortgage loans........................       173.1            178.5
      Investment valuation allowances.......................................       (17.6)           (18.8)
                                                                              ---------------    --------------
      Net Impaired Mortgage Loans...........................................  $    155.5         $  159.7
                                                                              ===============    ==============

      During the first nine months of 2004 and 2003, respectively, the Company's average recorded investment in impaired mortgage loans was $160.0 million and $169.3 million. Interest income recognized on these impaired mortgage loans totaled $8.4 million and $8.8 million for the first nine months of 2004 and 2003, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2004 and December 31, 2003, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $84.7 million and $143.2 million.

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

      Summarized financial information for the Closed Block is as follows:

                                                                              SEPTEMBER 30,         December 31,
                                                                                   2004                 2003
                                                                             -----------------    -----------------
                                                                                         (IN MILLIONS)

      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other....  $     8,921.2        $     8,972.1
      Policyholder dividend obligation.....................................          292.4                242.1
      Other liabilities....................................................          174.5                129.5
                                                                             -----------------    -----------------
      Total Closed Block liabilities.......................................        9,388.1              9,343.7
                                                                             -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,375.5 and $5,061.0)..........................        5,740.8              5,428.5
      Mortgage loans on real estate........................................        1,178.3              1,297.6
      Policy loans.........................................................        1,343.6              1,384.5
      Cash and other invested assets.......................................           64.0                143.3
      Other assets.........................................................          219.8                199.2
                                                                             -----------------    -----------------
      Total assets designated to the Closed Block..........................        8,546.5              8,453.1
                                                                             -----------------    -----------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................          841.6                890.6

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $25.5 and $43.9 and policyholder dividend obligation
           of $292.4 and $242.1............................................           47.4                 81.6
                                                                             -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       889.0        $       972.2
                                                                             =================    =================

      Closed Block revenues and expenses were as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2004             2003              2004              2003
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      REVENUES:
      Premiums and other income...............  $      108.3     $      118.1      $      350.6      $     378.0
      Investment income (net of investment
         expenses of $.1, $.3, $.4
         and $2.0)............................         134.4            138.1             412.2            416.6
      Investment (losses) gains, net..........          (1.5)           (10.6)             15.0            (40.7)
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         241.2            245.6             777.8            753.9
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS:
      Policyholders' benefits and dividends...         205.2            215.0             636.3            674.6
      Other operating costs and expenses......           3.9              4.5              12.4             12.9
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         209.1            219.5             648.7            687.5
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before
         income tax expense...................          32.1             26.1             129.1             66.4
      Income tax expense......................         (11.4)            (9.4)            (45.9)           (24.2)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       20.7     $       16.7      $       83.2      $      42.2
                                                ===============  ================  ===============   ===============

      Reconciliation of the policyholder dividend obligation is as follows:


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                        2004                  2003
                                                                                ----------------     ----------------
                                                                                           (IN MILLIONS)

      Balances, beginning of year.............................................   $     242.1          $     213.3
      Unrealized investment gains.............................................          50.3                 87.3
                                                                                ----------------     ----------------
      Balances, End of Period.................................................   $     292.4          $     300.6
                                                                               ================     ================

7)    OTHER DISCONTINUED OPERATIONS

      Summarized financial information for Other Discontinued Operations follows:


                                                                             SEPTEMBER 30,         December 31,
                                                                                  2004                 2003
                                                                            -----------------    -----------------
                                                                                        (IN MILLIONS)

      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $634.4 and $644.7)..............................  $       694.8        $       716.4
      Equity real estate...................................................          187.9                198.2
      Mortgage loans on real estate........................................           34.6                 63.9
      Other equity investments.............................................            5.9                  7.5
      Other invested assets................................................             .3                   .2
                                                                            -----------------    -----------------
        Total investments..................................................          923.5                986.2
      Cash and cash equivalents............................................           99.7                 63.0
      Other assets.........................................................           77.9                110.9
                                                                            -----------------    -----------------
      Total Assets.........................................................  $     1,101.1        $     1,160.1
                                                                            =================    =================

      Policyholders liabilities............................................  $       853.5        $       880.3
      Allowance for future losses..........................................          137.4                173.4
      Other liabilities....................................................          110.2                106.4
                                                                            -----------------    -----------------
      Total Liabilities....................................................  $     1,101.1        $     1,160.1
                                                                            =================    =================

                                                                            -12-


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2004              2003             2004              2003
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.4, $4.4, $13.0
        and $15.8)............................. $       16.6      $      18.1      $       51.1      $       54.2
      Investment gains, net....................           .7              1.7               4.0               1.9
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         17.3             19.8              55.1              56.1

      Benefits and other deductions............         29.1             23.3              79.4              69.7
      Losses charged to allowance for future
        losses.................................        (11.8)            (3.5)            (24.3)            (13.6)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings from releasing the
        allowance for future losses............          7.1              1.0              12.1               1.2
      Income tax expense.......................         (2.4)             (.3)             (4.1)              (.4)
                                                ---------------   ---------------  ---------------   ---------------
      Income from Other Discontinued
        Operations............................. $        4.7      $        .7      $        8.0      $         .8
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

      Management believes the allowance for future losses at September 30, 2004 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Valuation allowances of $1.3 million and $2.5 million on mortgage loans on real estate were held at September 30, 2004 and December 31, 2003, respectively.

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2004:


                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)

      Balance at December 31, 2003.......................   $       69.3       $       85.6       $       154.9
        Paid guarantee benefits..........................          (37.4)               -                 (37.4)
        Other changes in reserve.........................           33.2               29.1                62.3
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2004......................   $       65.1       $      114.7       $       179.8
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                    GMDB
                                                           --------------------
                                                               (IN MILLIONS)

      Balance at December 31, 2003.......................   $       17.2
        Paid guarantee benefits ceded....................          (10.1)
        Other changes in reserve.........................            4.4
                                                           --------------------
      Balance at September 30, 2004......................   $       11.5
                                                           ====================

      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The September 30, 2004 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                RETURN
                                                  OF
                                                PREMIUM       RATCHET       ROLL-UP          COMBO          TOTAL
                                                -------       -------       -------          -----          -----
                                                                   (DOLLARS IN MILLIONS)

      GMDB:
        Account value (1).................     $  28,116      $  5,672      $  7,781       $    9,150      $  50,719
        Net amount at risk, gross.........     $   1,808      $    888      $  2,255       $      121      $   5,072
        Net amount at risk, net of
          amounts reinsured...............     $   1,804      $    602      $  1,376       $      121      $   3,903
        Average attained age of
          contractholders.................          49.6          60.0          62.3             60.2           52.1
        Percentage of contractholders
          over age 70.....................          7.3%         21.5%         27.6%            20.4%          10.8%
        Range of guaranteed minimum
          return rates...................            N/A           N/A         3%-6%            3%-6%            N/A

      GMIB:
        Account value (2).................           N/A           N/A      $  5,483       $   12,462      $  17,945
        Net amount at risk, gross.........           N/A           N/A      $    533       $      -        $     533
        Net amount at risk, net of
          amounts reinsured...............           N/A           N/A      $    134       $      -        $     134
        Weighted average years remaining
          until earliest annuitization...            N/A           N/A           3.9              9.4            7.3
        Range of guaranteed minimum
          return rates...................            N/A           N/A         3%-6%            3%-6%          3%-6%

      (1) Included General Account balances of $11,581 million, $215 million, $144 million and $442 million, respectively, for a total of $12,382 million.

      (2) Included General Account balances of $2 million and $648 million, respectively, for a total of $650 million.

      For contracts with the GMDB feature, the net amount at risk in the event of death as of September 30, 2004 is the amount by which the GMDB benefits exceed related account values.

      For contracts with the GMIB feature, the net amount at risk in the event of annuitization as of September 30, 2004 is defined as the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.

      In 2003, Equitable Life initiated a program to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of annuity products sold beginning April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of annuity products sold beginning 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At September 30, 2004, the total account value and net amount at risk of contracts were $17,833 million and $156 million, respectively, for the GMDB hedge program and $1,714 million and zero, respectively, for the GMIB hedge program.

      In third quarter 2004, Equitable Life began to sell variable annuity contracts with guaranteed minimum withdrawal benefits ("GMWB"). At September 30, 2004, the reserve for such benefits was zero.

      The following table presents the aggregate fair value of assets, by major investment fund option, held by Separate Accounts that are subject to GMDB and GMIB benefits and guarantees. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                  SEPTEMBER 30,      December 31,
                                                                                      2004               2003
                                                                                 ----------------  ------------------
                                                                                            (IN MILLIONS)

      GMDB:
         Equity...............................................................    $   28,749        $    26,159
         Fixed income.........................................................         3,592              3,815
         Balanced.............................................................         4,389              2,761
         Other................................................................         1,607              1,497
                                                                                 ----------------  ------------------
         Total................................................................    $   38,337        $    34,232
                                                                                 ================  ==================

      GMIB:
         Equity...............................................................    $   12,581        $    10,025
         Fixed income.........................................................         2,044              2,319
         Balanced.............................................................         2,064                725
         Other................................................................           605                711
                                                                                 ----------------  ------------------
         Total................................................................    $   17,294        $    13,780
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

      The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                               DIRECT           REINSURANCE
                                                              LIABILITY            CEDED               NET
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)

      Balance at December 31, 2003.......................   $       37.4       $        -         $        37.4
        Impact of adoption of SOP 03-1...................          (23.4)              (1.7)              (25.1)
        Other changes in reserve.........................            2.0               (3.8)               (1.8)
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2004......................   $       16.0               (5.5)               10.5
                                                           ================   =================  =================


9)    EMPLOYEE BENEFIT PLANS

      The Company sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.

      Components of net periodic pension expense (credit) for the qualified plans follow:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------------------  ------------------------------
                                                         2004            2003            2004            2003
                                                     --------------  --------------  --------------  --------------
                                                                            (IN MILLIONS)

       Service cost................................. $        8.4    $        7.1    $       26.2    $       24.4
       Interest cost on projected benefit
         obligation.................................         30.4            31.4            91.5            94.2
       Expected return on assets....................        (42.7)          (46.4)         (128.2)         (133.8)
       Net amortization and deferrals...............         16.0            20.2            48.6            41.2
                                                     --------------  --------------  --------------  --------------
       Net Periodic Pension Expense................. $       12.1    $       12.3    $       38.1    $       26.0
                                                     ==============  ==============  ==============  ==============

10)   STOCK APPRECIATION RIGHTS

      Following completion of the merger of AXA Merger Corp. with and into the Holding Company, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $73.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. The Company recorded a (decrease) increase in the Stock Appreciation Rights liability of $(7.7) million and $.5 million for the third quarter of 2004 and 2003, and of $(4.9) million and $.7 million for the first nine months of 2004 and 2003, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the changes in the market value of AXA ADRs for the periods then ended. At September 30, 2004, the Stock Appreciation Rights liability was $7.1 million.

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

      In AMERICAN NATIONAL BANK, in April 2004, Emerald filed a motion for summary judgment on liability. Also in April 2004, Emerald filed a motion to amend its complaint to attempt to cure a defect in diversity jurisdiction. In April 2004, Equitable Life filed its opposition to this motion and Emerald filed its reply. In July 2004, the court denied Emerald's motion and dismissed Emerald's complaint for lack of subject matter (diversity) jurisdiction. In June 2004, Emerald Investments L.P. filed a substantially similar complaint as the dismissed action against Equitable Life, AXA Client Solutions, LLC, and AXA Financial in the United States District Court for the Northern District of Illinois. In July 2004, Emerald filed an amended complaint, to which Equitable Life filed an answer asserting several affirmative defenses; Equitable Life also filed a partial motion to dismiss the amended complaint. In August 2004, Emerald filed a motion to dismiss several affirmative defenses, which motion was granted in September 2004.

      In the action Equitable Life commenced against Emerald in December 2001, the court granted Emerald's motion for summary judgment in March 2004. In July 2004, Equitable Life filed a motion to dismiss this action on the ground that there is no subject matter (diversity) jurisdiction. In September 2004, the court dismissed Equitable Life's action and retained jurisdiction over Emerald's counterclaims in that action.

      In DH2, the complaint was served on Equitable Life and EQ Advisors Trust in May 2004. In July 2004, DH2 filed an amended complaint adding the individual trustees as defendants. In October 2004, all defendants filed a motion to dismiss the amended complaint.

      In FISCHEL, in April 2004, the District Court denied Equitable Life's motion for reconsideration. In May 2004, the Ninth Circuit entered an order directing the District Court to award plaintiffs' counsel certain of their attorneys' fees in connection with the previous settlement of a second count of the complaint which is unrelated to the health benefits claims that remain before the court. Equitable Life will pay those attorneys' fees out of a settlement fund already set aside as part of that previous settlement. Following its decision to deny the motion for reconsideration, the District Court scheduled a hearing for September 2004 to address the relief that plaintiffs are entitled to on the health benefits claims. Notice of a pending settlement was sent October 15, 2004. The fairness hearing has been set for November 2004.

      In HIRT, in July 2004, the parties filed cross motions for summary judgment asking the court to find in their respective favors on plaintiffs' claim that (1) the cash balance formula of the retirement plan violates ERISA's age discrimination provisions and (2) the notice of plan amendment distributed by Equitable Life violated ERISA's notice rules. Following a hearing on the motions, the court ordered a limited amount of additional discovery to be conducted followed by a subsequent hearing.

      In BERGER, in March 2004, the District Court entered an order certifying a class consisting of "[a]ll present, former and retired Equitable agents who (a) lost eligibility for benefits under any Equitable ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable of using compliance with specified sales goals as the test of who was a "full time life insurance salesman" and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy." Discovery has concluded. It is expected that the parties will file cross motions for summary judgment. The case has been removed from the trial calendar pending a decision on these motions.

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

      As scheduled, on September 28, 2004, the Delaware Court of Chancery held a hearing on the fairness of a proposed settlement of the litigation agreed to by the parties. In an order dated October 2, 2004, the court approved the settlement, and for purposes of the settlement certified a class of MONY stockholders, determined that the settlement was fair, reasonable and in the best interests of the class members, dismissed all claims against all defendants with prejudice, and awarded attorneys' fees to counsel for the Delaware plaintiffs in an amount defendants previously had agreed not to oppose. In the NORTH BORDER case in New York State Supreme Court, on or about September 24, 2004, the plaintiff agreed that it would not object to the proposed settlement before the Delaware Court of Chancery and that following a final judgment approving the settlement by the Delaware Court of Chancery, the plaintiff would dismiss its action against all defendants with prejudice.

      On or about September 30, 2004, a petition for appraisal entitled CEDE & CO. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by an alleged former MONY stockholder. The petition seeks a judicial appraisal of the value of the MONY shares held by former MONY stockholders who demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The parties are engaged in discovery. On or about November 4, 2004, a petition for appraisal entitled HIGHFIELDS CAPITAL LTD. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by another alleged former MONY Group stockholder. The relief sought by the Highfields Capital petition is substantially identical to that sought pursuant to the Cede & Co. petition.

      In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN
      V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that Equitable Life uses stale prices of the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that Equitable Life's use of stale pricing diluted the returns of the purported class. The complaint also alleges that Equitable Life breached its fiduciary duty to the class by allowing market timing in general within Equitable Life's variable insurance products, thereby diluting the returns of the class. The lawsuit asserts causes of action for negligence, gross negligence, breach of contract, and breach of fiduciary duty and seeks unspecified compensatory and punitive damages, plus prejudgment interest, attorneys' fees and costs. In June 2004, Equitable Life removed the case to Federal court and in July 2004 filed a motion to dismiss. In July 2004, plaintiff filed a motion to remand the action to state court. In August 2004, the court stayed the action pending a decision by the U.S. Court of Appeals for the Seventh Circuit in a case filed against Putnam Funds et. al. (to which AXA Financial is not a party) regarding removal pursuant to the Securities Litigation Uniform Standards Act under similar circumstances.

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

      In the SEBI matter with Mr. Arora, in March 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian securities markets for a period of five years commencing August 9, 2003. In October 2004, SAT allowed Mr. Arora's appeal and set aside SEBI's impugned order. SEBI has appealed the SAT's decision to the Supreme Court of India. In October 2004, ACAML agreed to transfer the management rights with respect to its local Indian mutual funds to Birla Sun Life, an Indian asset management company.

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

      In August 2004, SEBI entered an order of adjudication against ACAML, its local mutual fund and Alliance for violations of Section 15G and 15HA of the SEBI Act. The order states that a portfolio manager of ACAML relied upon unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance and that during various time periods he engaged in manipulative trading activity with respect to certain other securities. Alliance and ACAML intend to file an appeal with respect to the order with SAT. SEBI imposed a penalty of R.S. 150,000,000 (approximately $3,200,000) jointly and severally on ACAML and Alliance. Alliance and ACAML filed an appeal with respect to the order with SAT in October 2004, and a hearing before SAT has been scheduled for November 2004.

      The allegations against Alliance and ACAML contained in these orders of adjudication were largely based on the alleged actions of Mr. Arora, for which Alliance and ACAML were allegedly responsible. These alleged actions were the subject of SEBI's order against Mr. Arora, which has now been set aside. Alliance believes that if the setting aside of SEBI's order against Mr. Arora is not overturned on appeal, it should substantially strengthen Alliance's legal position in its appeal of the SEBI orders against Alliance and ACAML.

      In ERB, in June 2004, plaintiff filed an amended complaint ("Amended Erb Complaint") in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint; however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance's Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance made for Premier Growth Fund and other Large Cap Growth Team clients' portfolios over the past eight years, as well as an unspecified amount of damages. In July 2004, Alliance removed the ERB action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' claims are preempted under the Securities Litigation Uniform Standards Act. In August 2004, the District Court remanded the action to the Circuit Court. In September 2004, Alliance filed a notice of appeal with respect to the District Court's order. That motion is pending.

      In the SBA Complaint matter, in November 2003, the SBA filed an amended complaint ("Amended SBA Complaint"). The Amended SBA Complaint contains Enron-related claims similar to the previous complaint and also alleges that Alliance breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance's research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint seeks rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade. The SBA has asserted in discovery that its damages (including statutory interest) are approximately $2.9 billion. In December 2003, Alliance moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint. In January 2004, the court denied that motion. The case is currently in discovery. The trial is scheduled to commence on March 7, 2005.

      Market Timing-Related Matters

      Regulatory

      On September 1, 2004, Alliance and the Attorney General of the State of New York ("NYAG") entered into an Assurance of Discontinuance relating to Alliance's settlement of investigations into trading practices in certain Alliance-sponsored mutual funds ("NYAG Agreement"). Alliance reached terms with the SEC and the NYAG regarding these practices on December 18, 2003. The agreement with the SEC was reflected in an Order of the Commission, while the agreement with the NYAG was subject to completion of final, definitive documentation. Alliance's settlement terms with both the SEC and the NYAG were described in a News Release dated December 18, 2003, which Alliance furnished under a Current Report on Form 8-K. The NYAG Agreement, the material terms of which document and confirm the terms previously described, is the final, definitive documentation referenced in such Release.

      Civil Litigation

      In the MUTUAL FUND TRADING LITIGATIONS (i.e., the HINDO Complaint and similar lawsuits), three lawsuits making factual allegations generally similar to those in the Hindo Complaint have been filed against Alliance and certain other defendants in addition to the forty such lawsuits already reported in the Litigation Note. As a result, since October 3, 2003, forty-three lawsuits, in addition to the HINDO Complaint, have been filed in various Federal and state courts. AXA Financial is named as a defendant, primarily as a control person of Alliance, in thirty-five of these lawsuits (including the HINDO Complaint). All of these lawsuits seek an unspecified amount of damages.

      On February 20, 2004, the Judicial Panel on Multidistrict Litigation ("MDL Panel") transferred all Federal actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring the state court cases against Alliance and numerous others to the Mutual Fund MDL. Transfer of all of these actions subsequently became final. Plaintiffs in three of these four actions moved to remand the actions back to state court. On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs' motions to remand until a later stage in the proceedings. Subsequently, the plaintiff in the state court individual action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending. Defendants are not yet required to respond to the complaints filed in the state court derivative actions.

      On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund shareholder derivative claims; Alliance Holding unitholder derivative claims; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order. The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous Federal lawsuits. AXA Financial, AXA S.A. and Equitable Life are named as defendants in the mutual fund shareholder complaint and the Alliance Holding unitholder derivative complaint. Claims have been asserted against all these companies that include both control person and direct liability. AXA Financial is named as a defendant in the mutual fund complaint and the ERISA complaint.

      Alliance recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund, as described in the Litigation Note. During the first nine months of 2004, Alliance paid $293 million related to these matters (including $250 million to a restitution fund) and has cumulatively paid $299 million. Alliance's management, however, cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required.

      Revenue Sharing-Related Matters

      Regulatory

      Alliance and approximately twelve other investment management firms were publicly mentioned in connection with the settlement by the SEC of charges that Morgan Stanley violated Federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds' disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC and the NASD have issued subpoenas to Alliance in connection with this matter and Alliance has provided documents and other information to the SEC and the NASD, and is cooperating fully with their investigations.

      Civil Litigation

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

      Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the AUCOIN Complaint were filed against Alliance and certain other defendants (including

      AXA Financial), and others may be filed. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the AUCOIN Complaint and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

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

13)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ---------------------------------  ----------------------------------
                                                      2004              2003             2004              2003
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (IN MILLIONS)

       SEGMENT REVENUES:
       Insurance...............................  $    1,396.0      $   1,176.4      $    4,096.0      $   3,442.5
       Investment Services.....................         719.3            700.0           2,204.3          1,968.5
       Consolidation/elimination...............         (21.8)           (18.6)            (62.9)           (51.7)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    2,093.5      $   1,857.8      $    6,237.4      $   5,359.3
                                                 ===============   ===============  ===============   ================

       SEGMENT EARNINGS FROM CONTINUING
          OPERATIONS BEFORE INCOME
          TAXES AND MINORITY INTEREST:
       Insurance...............................  $      187.4      $     192.6      $      769.3      $     444.4
       Investment Services.....................         155.2             18.0             491.5            269.2
       Consolidation/elimination...............          (1.5)             -                (2.0)             -
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
          Operations before Income
          Taxes and Minority Interest..........  $      341.1      $     210.6      $    1,258.8      $     713.6
                                                 ===============   ===============  ===============   ================

                                                                                SEPTEMBER 30,        December 31,
                                                                                     2004                2003
                                                                                ---------------    -----------------
                                                                                           (IN MILLIONS)

       ASSETS:
       Insurance.........................................................     $   103,924.1       $    98,822.1
       Investment Services...............................................          13,891.7            15,410.1
       Consolidation/elimination.........................................              (1.2)               33.1
                                                                              -----------------   ------------------
       Total Assets......................................................     $   117,814.6       $   114,265.3
                                                                              =================   ==================

14)   RELATED PARTY TRANSACTIONS

      Beginning January 1, 2000, the Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to the Holding Company of the benefits provided which totaled $16.9 million and $17.6 million for the third quarter of 2004 and 2003, respectively, and $45.9 million and $48.1 million for the first nine months of 2004 and 2003, respectively.

      The Company paid $154.7 million and $157.2 million for the third quarter of 2004 and 2003, respectively, and $483.0 million and $475.0 million for the first nine months of 2004 and 2003, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products. The Company charged AXA Distribution's subsidiaries $74.4 million and $72.5 million for the third quarter of 2004 and 2003, respectively, and $218.2 million and $219.3 million for the first nine months of 2004 and 2003, respectively, for their applicable share of operating expenses pursuant to the Agreements for Services.

15)   STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Compensation expense is not reflected in the statement of earnings for options granted under the Holding Company's Stock Incentive Plans as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant and vest solely with the passage of time. The following table illustrates the effect on net income if compensation expense as related to options awarded under those plans had been determined based on SFAS No. 123's fair value based method:

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                          2004              2003             2004             2003
                                                       -----------      -----------      -----------      -----------
                                                                             (IN MILLIONS)

        Net earnings as reported.....................  $  220.2         $   135.5        $   717.3        $   381.0
        Less: Total stock-based
          employee compensation expense
          determined under fair value method
          for all awards, net of income tax benefit..      (6.7)             (9.3)           (21.4)           (26.5)
                                                       -----------      -----------      -----------      -----------
        Pro Forma Net Earnings.......................  $  213.5         $   126.2        $   695.9        $   354.5
                                                       ===========      ===========      ===========      ===========

16)   COMPREHENSIVE INCOME

      The components of comprehensive income for third quarter 2004 and 2003 and the first nine months of 2004 and of 2003 are as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2004              2003             2004              2003
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      Net earnings............................. $      220.2      $     135.5      $      717.3      $      381.0
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
         net of reclassification adjustment....        337.8           (195.1)            (22.7)            331.7

      Cumulative effect
         of accounting changes.................          -                -                12.4               -
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive income (loss)........        337.8           (195.1)            (10.3)            331.7
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income (Loss).............. $      558.0      $     (59.6)     $      707.0      $      712.7
                                                ===============   ===============  ===============   ===============


17)   SUBSEQUENT EVENT

      On October 28, 2004, Alliance announced that Alliance and Federated Investors, Inc. ("Federated") had reached a definitive agreement for Federated to acquire Alliance's cash management business. Under the agreement, Federated will acquire the assets under management of 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services, which totaled approximately $29 billion at September 30, 2004. The transaction will not include the assets of AllianceBernstein Exchange Reserves, Inc., which will continue to be available to investors in other AllianceBernstein mutual funds. In addition, Alliance will continue to meet the liquidity needs of investors in its private client, managed account and institutional investment management businesses. The capital gain, net of income taxes and minority interest, that would be recognized upon the closing of the transaction in 2005 is not expected to be material to the Company. Estimated contingent payments received from Federated in the five years following the closing are expected to be similar in amount to the business's anticipated profit contribution over that period. The overall effect on earnings is, therefore, expected to be immaterial.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

On September 7, 2004, The Equitable Life Assurance Society of the United States changed its name to AXA Equitable Life Insurance Company ("Equitable Life" and, together with its consolidated subsidiaries, the "Company").

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

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Earnings from continuing operations before income taxes and minority interest were $1.26 billion for the first nine months of 2004, an increase of $545.2 million from the 2003 period, with $324.9 million and $222.3 million higher earnings reported by the Insurance and Investment Services segments, respectively. Net earnings for the Company totaled $717.3 million for the first nine months of 2004, up $336.3 million from the 2003 period. In third quarter 2004, a post-tax gain of $10.9 million was recognized on the sale of real estate held-for-sale, reported as discontinued operations. In first quarter 2004, the Company recorded a $2.9 million charge (net of related income taxes of $1.6 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1.

Revenues. Total revenues for the first nine months of 2004 increased $878.1 million as revenues for both the Insurance and Investment Services segments increased $653.5 billion and $235.8 million, respectively, as compared to the first nine months of 2003.

Policy fee income was $1.16 billion, $163.5 million higher than in the 2003 period, largely due to higher average Separate Account balances resulting from market appreciation and positive net cash flows.

Net investment income increased $148.8 million to $1.92 billion, principally due to a higher level of assets in the General Account, $84.6 million higher earnings from other equity investments due to market improvement, prepayment gains of $25.6 million and lower overall losses of $5.9 million on derivative instruments partially offset by lower yields due to lower reinvestment rates.

Investment gains, net totaled $48.2 million in the 2004 period compared to net losses of $92.8 million in the first nine months of 2003 principally due to lower writedowns on fixed maturities partially offset by lower gains on sales of fixed maturities. Net gains on sales of General Account fixed maturities were $53.5 million for the first nine months of 2004 as compared to $58.4 million in the 2003 period while writedowns on the fixed maturity portfolio of the General Account totaled $33.9 million for the 2004 period compared to $182.0 million for the prior year period.

There was a $424.3 million increase in commissions, fees and other income to $2.44 billion in the first nine months of 2004 from $2.02 billion in the 2003 period. The $223.2 million higher fees in the Investment Services segment were primarily due to the $185.3 million increase in Alliance's investment advisory and services fees to $1.52 billion due to an approximately 17.3% increase in average AUM, an increase in brokerage transaction charges due to higher transaction volume and a $7.1 million performance based institutional investment management fee, partially offset by approximately $53 million in revenue reductions. These reductions resulted from reductions in advisory fees implemented for certain Alliance-sponsored retail mutual funds in connection with the settlement of market timing-related matters. Distribution revenues at Alliance were $336.9 million in the first nine months of 2004, $15.6 million higher than in the comparable 2003 period primarily due to higher average mutual fund AUM. When compared to the first nine months of 2003, there was a $25.7 million increase in revenues from institutional research services due to higher market share and higher revenues from growth in European operations partially offset by a decrease in NYSE trading volume and pricing. The increase of $210.6 million in the Insurance segment in the first nine months of 2004 was primarily due to the $55.0 million increase in the fair value of the GMIB reinsurance contracts in the 2004 period as compared to the $58.0 million decrease in fair value in the 2003 period and higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base.

Benefits and Other Deductions. Total benefits and other deductions increased $332.9 million to $4.98 billion for the first nine months of 2004 as the Insurance and the Investment Services segments posted increases of $328.6 million and $13.5 million, respectively.

The policyholders' benefits increase of $120.8 million to $1.39 billion in the first nine months of 2004 principally resulted from higher GMDB/GMIB benefits and reserves due to growth in the business, higher individual life death claims and higher benefits and reserves in the reinsurance assumed product line due to an increase in reserves under one life reinsurance agreement in third quarter 2004 of $40.5 million partially offset by lower policyholder dividends due to reductions in the dividend scale in the Insurance Group.

The $59.6 million increase in interest credited to policyholders' account balances to $782.6 million in the first nine months of 2004 was principally due to higher account balances and the changes in the fair value of the investment asset portfolio supporting group pension annuity participating contracts that resulted from the implementation of SOP 03-1, partially offset by the impact of lower crediting rates in the Insurance Group.

When compared to the first nine months of 2003, there was a $178.8 million increase in compensation and benefits in the first nine months of 2004 to $1.15 billion, with $152.1 million higher expenses in the Investment Services segment and a $26.9 million net increase in the Insurance segment. The increase in compensation and benefits in the Investment Services segment was due to higher Alliance incentive compensation reflecting the impact the charge for legal proceedings and mutual fund matters had in third quarter 2003 and higher commissions, primarily in the private client channel. The net increase in compensation and benefit costs in the Insurance segment was principally due to $45.6 million in severance benefits associated with staff reductions resulting from the MONY integration by the Holding Company in the third quarter 2004. Additionally, compensation and benefits for the Insurance segment included a $4.9 million credit resulting from changes in the Stock Appreciation Rights' liability in the 2004 period as compared to $0.9 million of expenses in the comparable 2003 period.

Commissions decreased $16.7 million during the first nine months of 2004 to $739.8 million due primarily to lower sales through the wholesale channel in the 2004 period.

The Investment Services segment's distribution plan payments totaled $280.3 million for the first nine months of 2004, up $4.6 million from the 2003 period's payments, while amortization of deferred sales commissions was $138.5 million, $19.3 million lower than in the first nine months of 2003 primarily due to declines in net amortizable assets due to lower U.S. sales.

DAC amortization increased $21.1 million to $303.4 million for the first nine months of 2004 due to increases in current margins, partially offset by the unlocking impact from recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts.

DAC capitalization decreased $27.9 million during the first nine months of 2004 to $727.0 million primarily due to lower variable annuity sales partially offset by higher life sales.

Rent expense showed a $10.7 million increase during the first nine months of 2004, with modest increases of $4.9 million and $5.8 million in the Insurance and Investment Services segments, respectively.

Interest expense and amortization of intangible assets remained level from the first nine months of 2003 to the comparable 2004 period.

Other operating costs and expenses decreased $53.0 million to $708.2 million for the nine months ended September 30, 2004, with increases of $86.4 million in the Insurance segment more than offset by a $130.4 million decrease in the Investment Services segment. The Insurance segment increase was primarily due to the $33.0 million write-off of capitalized software related to the MONY integration and higher EQAT and VIP Trust subadvisory fees due to higher asset values. The decrease in other operating expenses for the Investment Services segment were principally due to the $190.0 million charge for legal proceedings and mutual fund matters recorded in third quarter 2003. Alliance's third quarter 2004 expenses included a $3.5 million impairment loss on its exchange memberships.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first nine months of 2004 decreased from prior year levels by $1.36 billion to $10.06 billion. Sales of annuities in the first nine months of 2004 decreased 14.2% from the strong 2003 period, which had increased by 62.2% over the comparable 2002 period's sales. The decline in the 2004 period was primarily due to $1.31 billion lower premiums and deposits in the wholesale channel resulting primarily from lower sales of variable annuities, partially offset by $107.1 million higher retail channel premiums and deposits. First year life premiums and deposits increased $40.0 million to $209.2 million for the first nine months of 2004.

Surrenders and Withdrawals. When totals for the first nine months of 2004 are compared to the comparable 2003 period, surrenders and withdrawals for the Insurance Group increased from $3.58 billion to $4.48 billion, with respective increases of $622.6 million and $267.0 million reported for individual annuities and variable and interest-sensitive life product lines. The Insurance Group's annualized annuities surrender rate decreased to 8.0% in the 2004 period from 8.5% in the comparable period in 2003, while the Insurance Group's individual life surrender rates showed an increase to 5.4% from 4.3%. The dollar increase in annuity surrenders resulted from higher account balances driven by market appreciation and positive net cash flows. The Insurance Group's 2004 individual life surrender rate included the impact of the surrender of a single large COLI contract in the first quarter of 2004 and a large partial withdrawal from a COLI contract in third quarter 2004. The trends in surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  An analysis of assets under management follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                    2004 (1)              2003
                                                                                 ---------------     ---------------

Third party..................................................................... $    435,750        $   383,367
General Account Holding Company Group and other.................................       54,395             40,245
Separate Accounts...............................................................       61,135             48,584
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    551,280        $   472,196
                                                                                 ===============     ===============

(1) Includes the assets of and those managed by the MONY companies beginning third quarter 2004.

Third party assets under management at September 30, 2004 increased $52.38 billion primarily due to increases at Alliance, with the MONY companies contributing $6.67 billion in third quarter 2004. General Account and other assets under management increased $14.15 billion from the amounts reported at September 30, 2003 primarily due to the MONY companies' $13.11 billion impact in third quarter 2004. The $12.55 billion increase in Separate Account assets under management resulted from market appreciation and net new deposits and to the third quarter 2004 addition totaling $4.80 billion for the MONY companies, partially offset by the conversion of an institutional real estate Separate Account into a private REIT in second quarter 2004.

Alliance assets under management at September 30, 2004 totaled $487.0 billion as compared to $437.76 billion at September 30, 2003. This increase during the 12 month period ended September 30, 2004 resulted from market appreciation of $13.1 billion, $30.7 billion and $4.9 billion, respectively, in retail, institutional and private client AUM and net asset inflows of $3.0 billion and $5.0 billion, respectively, in the institutional investment management and private client distribution channels partially offset by $4.7 million and $2.8 million of net long-term outflows and net cash management redemptions, respectively, in the retail channel. Non-US clients accounted for 22.9% of Alliance's September 30, 2004 assets under management total.

On October 28, 2004, Alliance announced that Alliance and Federated Investors, Inc. ("Federated") had reached a definitive agreement for Federated to acquire Alliance's cash management business. Under the agreement, Federated will acquire the assets under management of twenty two third-party-distributed money market funds of AllianceBernstein Cash Management Services, which totaled approximately $29 billion at September 30, 2004. The transaction will not include the assets of AllianceBernstein Exchange Reserves, Inc., which will continue to be available to investors in other AllianceBernstein mutual funds. In addition, Alliance will continue to meet the liquidity needs of investors in its private client, managed account and institutional investment management businesses. The capital gain, net of income taxes and minority interest, that would be recognized upon the closing of the transaction in 2005 is not expected to be material to the Company. Estimated contingent payments received from Federated in the five years following the closing are expected to be similar in amount to the business's anticipated profit contribution over that period. The overall effect on earnings is, therefore, expected to be immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Equitable Life. In the first nine months of 2004, Equitable Life paid cash dividends of $250.0 million, as compared to $150.0 million in the prior year's comparable period.

In first quarter 2004, Equitable Life amended the terms of its $350.0 million credit facility to extend its March 31, 2004 maturity date to October 15, 2004. No other terms of this facility were affected. The credit facility expired on October 15 and was not renewed. At September 30, 2004, no amounts were outstanding under Equitable Life's commercial paper program or its revolving credit facility.

Alliance. Alliance has cumulatively paid $300 million related to market timing-related matters and legal proceedings, including the $293 million paid during the first nine months of 2004. As a result of charges for such matters recorded in the second half of 2003, there were no cash distributions paid in first quarter 2004; cash distributions for the second and third quarters totaled $382.8 million.

In the nine months of 2004, subsidiaries of Alliance paid approximately $37.9 million to purchase 974,458 Alliance Holding Units to fund deferred compensation plans.

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

In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2003 Form 10-K.

The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity product, Accumulator(R) `04; the Company's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and other guaranteed features, the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism. With regard to terrorism generally, in August 2004, the Federal government announced a heightened threat level for financial institutions.

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

Other Risks of the Investment Services Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Services" contained in the 2003 Form 10-K. Recently, a number of regulators have been focusing attention on various practices in or affecting the investment management and/or mutual fund industries, including, among others, late trading, market timing, and revenue sharing. In December 2003, Alliance resolved regulatory claims with the SEC and NYAG related to market timing in certain of its mutual funds. Alliance's involvement in the market timing investigations and ongoing litigation relating thereto, as well as other litigation, may have an adverse effect on the Company's and Alliance's assets under management, including an increase in mutual fund redemptions, and may cause or prolong general reputational damage, both of which could adversely affect the Company's and Alliance's results of operations.

Payments by Alliance made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The recorded amount of the net deferred sales commission asset was $280.7 million at September 30, 2004. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system during the first nine months of 2004 and 2003, net of CDSC received of $26.1 million and $26.6 million, respectively, totaled approximately $31.9 million and $80.1 million, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of September 30, 2004, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

During the three month period ended September 30, 2004, equity markets decreased by approximately 2% and increased by 2% for the nine months ended September 30, 2004, as measured by the change in the Standard & Poor's 500 Stock Index. Fixed income markets increased by approximately 3% in third quarter 2004 and during the first nine months of 2004 as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares was 23.8% and 25.1%, respectively, for the third quarter and first nine months of 2004. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Should an impairment occur, any loss would reduce materially the recorded amount of the asset with a corresponding charge to expense.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Holding Company's insurance subsidiaries, including Equitable Life, and related companies, like other life and health insurers, are involved in such litigation and results of operations and financial position of Holding Company and such subsidiaries and related companies could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies including, among others, state insurance and securities regulators, could result in adverse publicity, sanctions and fines. In the last year, Equitable Life, EQAT, Premier Trust, VIP Trust, AXA Advisors, AXA Distributors and other AXA Financial subsidiaries have received various requests for information and documents from the SEC, the NASD and state insurance and securities regulators. The requests have sought information relating to, among other things, supervisory issues, market timing, late trading, valuation, suitability, replacements and exchanges of variable life insurance and annuities, collusive bidding practices, investment company "revenue sharing" arrangements, advisory operations, directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing, "networking" arrangements and related matters. Each of the requests has been or is being responded to, including through the provision of requested documents. At this time, management cannot predict what other actions the SEC, the NASD and/or other regulators may take or what the impact of such actions might be. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2003 Form 10-K and herein.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. Except for the enhancements to internal controls described below, there has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management has reported to the Audit Committee that, based on a review of certain of Equitable Life's life reinsurance assumed agreements, the reserves for an experience refund provision under one life reinsurance assumed agreement have been increased in third quarter of 2004 by approximately $40.5 million. Management has reviewed Equitable Life's material existing life reinsurance assumed agreements to confirm that all experience refund provisions have been identified and is reviewing all of its life reinsurance assumed agreements to confirm all other material terms and obligations. In addition, management is enhancing existing analytical procedures relating to performance trends with respect to Equitable Life's life reinsurance assumed agreements.

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

See Note 12 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 12 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2003 Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                   None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                   None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None

ITEM 5.      OTHER INFORMATION

                   None

ITEM 6.      EXHIBITS

Number                Description and Method of Filing
------  ------------------------------------------------------------------------

  3.1       Restated Charter of Registrant, as amended September 7, 2004

 31.1       Section 302 Certification made by the Registrant's Chief Executive
            Officer

 31.2       Section 302 Certification made by the Registrant's Chief Financial
            Officer

 32.1       Section 906 Certification made by the Registrant's Chief Executive
            Officer

 32.2       Section 906 Certification made by the Registrant's Chief Financial
            Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004         AXA EQUITABLE LIFE INSURANCE COMPANY



                                By:      /s/ Stanley B. Tulin
                                         ---------------------------------------
                                         Name:    Stanley B. Tulin
                                         Title:   Vice Chairman of the Board and
                                                  Chief Financial Officer


Date: November 12, 2004                  /s/ Alvin H. Fenichel
                                         ---------------------------------------
                                         Name:    Alvin H. Fenichel
                                         Title:   Senior Vice President and
                                                  Controller