Form 10-K
period 2004-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2005-03-31
CIK 727920

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-K


    (Mark One)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       [X]            OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [ ]               SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to

                         Commission File Number 0-25280

                      AXA EQUITABLE LIFE INSURANCE COMPANY

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                                         Name of each exchange on
                 Title of each class                                          which registered
------------------------------------------------------   -----------------------------------------------------------
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

                                                           Yes  [ ]     No [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2004.

As of March 30, 2005, 2,000,000 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

     Registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this form with the Reduced Disclosure Format.
================================================================================

                                TABLE OF CONTENTS


Part I                                                                                               Page

Item 1.             Business........................................................................ 1-1
                    Overview........................................................................ 1-1
                    Segment Information............................................................. 1-1
                    Other Discontinued Operations................................................... 1-5
                    General Account Investment Portfolio............................................ 1-5
                    Employees ...................................................................... 1-6
                    Competition..................................................................... 1-6
                    Regulation...................................................................... 1-7
                    Parent Company.................................................................. 1-11
                    Other Information............................................................... 1-11
Item 2.             Properties...................................................................... 2-1
Item 3.             Legal Proceedings............................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders*............................ 4-1

Part II

Item 5.             Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities....................................... 5-1
Item 6.             Selected Financial Data*........................................................ 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ("Management Narrative")................................ 7-1
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk...................... 7A-1
Item 8.             Financial Statements and Supplementary Data..................................... FS-1
Item 9.             Changes In and Disagreements With Accountants On Accounting and
                      Financial Disclosure.......................................................... 9-1
Item 9A             Controls and Procedures......................................................... 9A-1
Item 9B.            Other Information............................................................... 9B-1

Part III

Item 10.            Directors and Executive Officers of the Registrant*............................. 10-1
Item 11.            Executive Compensation*......................................................... 11-1
Item 12.            Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters*.............................................. 12-1
Item 13.            Certain Relationships and Related Transactions*................................. 13-1
Item 14.            Principal Accounting Fees and Services.......................................... 14-1

Part IV

Item 15.            Exhibits, Financial Statement Schedules ........................................ 15-1

Signatures          ................................................................................  S-1
Index to Exhibits   ................................................................................  E-1


*Omitted pursuant to General Instruction I to Form 10-K

PART I, ITEM 1.

                                  BUSINESS(1)

OVERVIEW

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately 2.4 million insurance policies and contracts in force as of December 31, 2004. AXA Equitable is part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services. Together with its affiliates, including Alliance (as defined below), the Company is one of the world's largest asset managers, with total assets under management of approximately $598.01 billion at December 31, 2004, of which approximately $538.76 billion are assets under management at Alliance. AXA Equitable's insurance business, conducted principally by AXA Equitable and its subsidiaries, AXA Life and AXA Distributors, is reported in the Insurance segment. The Investment Management segment is comprised principally of the investment management business of Alliance Capital Management L.P., a Delaware limited partnership, and its subsidiaries ("Alliance"). Alliance is a leading global investment management firm. For additional information on AXA Equitable's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment - Insurance" and Note 19 of Notes to Consolidated Financial Statements. Since AXA Equitable's demutualization in 1992, it has been a wholly owned subsidiary of the Holding Company. The Holding Company is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

SEGMENT INFORMATION

INSURANCE

The Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products and variable and fixed-interest annuity products to individuals, small groups, small and medium-size businesses, state and local governments and not-for-profit organizations. It also administers traditional participating group annuity contracts, generally for corporate qualified pension plans, and association plans which provide full service retirement programs for individuals affiliated with professional and trade associations. The Insurance segment, which includes

----------------
(1) As used in this Form 10-K, the term "AXA Equitable" refers to AXA Equitable Life Insurance Company (formerly The Equitable Life Assurance Society of the United States), a New York stock life insurance corporation, "Holding Company" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, "AXA Financial" refers to the Holding Company and its consolidated subsidiaries, and the "Company" refers to AXA Equitable and its consolidated subsidiaries. The term "Insurance Group" refers collectively to AXA Equitable and AXA Life and Annuity Company ("AXA Life"). The term "AXA Distributors" refers to AXA Distributors, LLC and its subsidiaries, successor to Equitable Distributors, Inc., "AXA Advisors" refers to AXA Advisors, LLC, a Delaware limited liability company and "AXA Network" refers to AXA Network, LLC, a Delaware limited liability company and its subsidiaries. The term "MONY" refers to The MONY Group Inc., a Delaware corporation acquired by the Holding Company on July 8, 2004 (the "MONY Acquisition") that merged with and into the Holding Company on July 22, 2004, and the term "MONY Companies" refers to MONY Life Insurance Company ("MONY Life"), MONY Life Insurance Company of America ("MLOA") and the other subsidiaries of MONY acquired by the Holding Company in the MONY Acquisition. The term "General Account" refers to the assets held in the respective general accounts of AXA Equitable and AXA Life and all of the investment assets held in certain of AXA Equitable's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of AXA Equitable excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-Up Annuity line of business ("Other Discontinued Operations").


                                       1-1

Separate Accounts for individual and group insurance and annuity products, accounted for approximately $5.4 billion (or 65% of total revenues, after intersegment eliminations) for the year ended December 31, 2004.

Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by AXA Advisors, a broker-dealer, and AXA Network, an insurance general agency. AXA Distributors, a broker-dealer subsidiary of AXA Equitable, distributes AXA Equitable products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through major national securities firms, independent financial planners, other broker-dealers and banks. Association and corporate pension plans are marketed directly to clients by the Insurance Group.

For additional information on this segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment - Insurance", Note 19 of Notes to Consolidated Financial Statements, as well as "Employees and Financial Professionals", "Competition" and "Regulation".

PRODUCTS AND SERVICES. The Insurance Group is among the country's leading issuers of variable life insurance and variable annuity products. Variable life insurance and annuity products offer purchasers the opportunity to invest some or all of their account values in equity and fixed income investment options.

Variable life insurance products offered by the Insurance Group include single life products and second-to-die policies and products for the corporate owned life insurance ("COLI") market. Variable annuity products offered by the Insurance Group include individual variable deferred annuities and group annuities for the employer retirement plan market. Most individual variable annuity products offer one or more enhanced features, which may include an extra-credit to the initial account value, dollar cost averaging programs, enhanced death benefits and various guaranteed minimum benefits. These guaranteed minimum benefits include a guaranteed minimum death benefit ("GMDB), a guaranteed minimum income benefit ("GMIB") and a guaranteed minimum withdrawal benefit. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 9, 12 and 14 of Notes to Consolidated Financial Statements.

In 2004, individual variable and interest-sensitive life insurance policies and variable annuity contracts accounted for 12.4% and 73.3%, respectively, of total premiums and deposits of life insurance and annuity products.

During periods of sustained market downturns, demand for variable products like the ones emphasized by the Insurance Group typically declines relative to fixed products. In recognition of this, in recent years, the Insurance Group has placed increasing emphasis on the development and sale of new fixed products, particularly universal life and term life policies, to further diversify its product offerings. The Insurance Group expects to continue to develop and enhance its fixed insurance products. The Insurance Group also offers individual single premium fixed deferred annuities, which credit an initial and subsequent annually declared interest rates, and payout annuity products, including traditional immediate annuities, immediate annuities with cash value and variable immediate annuities.

The continued growth of third-party assets under management remains a strategic objective of AXA Equitable, which seeks to increase the percentage of its income that is fee-based and derived from managing funds, including Separate Account assets, for its clients (who bear the investment risk and reward). Over the past five years, Separate Account assets for individual variable life and variable annuities have increased by $12.24 billion to $56.60 billion at December 31, 2004. Of this year end amount, approximately $40.20 billion was invested through EQ Advisors Trust ("EQAT") and approximately $14.22 billion was invested through AXA Premier VIP Trust ("VIP Trust").

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single-advisor equity, bond, "hybrid" and money market investment portfolios that are available in AXA Equitable's variable life and annuity products. AXA Equitable serves as the Investment Manager and Administrator of EQAT. Day-to-day portfolio management services for each investment portfolio are provided by various affiliated and unaffiliated investment advisors. Alliance and Boston Advisors, Inc. ("Boston Advisors"), an AXA Financial company, provided investment advisory services to investment portfolios representing approximately 61% of the total assets in EQAT

                                       1-2
portfolios at December 31, 2004 and unaffiliated investment advisors provided investment advisory services in respect of the balance of the assets in EQAT portfolios.

VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advisor equity, bond, "hybrid", money market and "fund of funds" investment portfolios that are available in AXA Equitable's variable life and annuity products. These "fund of funds" investment portfolios pursue their investment objectives by investing exclusively in other funds managed by EQAT and VIP Trust. AXA Equitable serves as the Investment Manager and Administrator of VIP Trust. Day-to-day portfolio management services for each investment portfolio are provided by various affiliated and unaffiliated investment advisors. Alliance and AXA Rosenberg Investment Management LLC, an AXA affiliate, provided investment advisory services in respect of investment portfolios representing approximately 28% of the total assets in the VIP Trust portfolios at December 31, 2004 and unaffiliated investment advisors provided investment advisory services in respect of the balance of the assets in the VIP Trust portfolios.

AXA Enterprise Multimanager Funds Trust (formerly AXA Premier Funds Trust) ("Multimanager Trust") is a retail multi-manager mutual fund consisting of equity, bond, money market and "fund-of-funds" investment portfolios. These "fund of funds" investment portfolios pursue their investment objectives by investing exclusively in other retail funds managed by AXA Equitable or Enterprise Capital Management, Inc. ("Enterprise Capital"), a subsidiary of the Holding Company. At December 31, 2004, Multimanager Trust had total assets of $145 million. AXA Equitable serves as the Investment Manager and Administrator of Multimanager Trust. Day-to-day portfolio management services for each investment portfolio are provided by various affiliated and unaffiliated investment advisors. Alliance and AXA Rosenberg Investment Management LLC provided investment advisory services to investment portfolios representing approximately 26% of the total assets in Multimanager Trust portfolios at December 31, 2004 and unaffiliated investment advisors provided investment advisory services in respect of the balance of the assets in the VIP Trust portfolios.

For additional information on assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management".

MARKETS. Targeted customers for the Insurance Group's products include affluent and emerging affluent individuals, such as professionals and owners of small businesses, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable and universal life insurance is targeted at individuals in middle-to-upper income levels for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits. Target markets for variable annuities include, in addition to the personal retirement savings market, retirement plans for educational and not-for-profit organizations, corporate pension plans (particularly 401(k) defined contribution plans for small to mid-size groups) and the IRA retirement planning market. Mutual funds and other investment products are intended for a broad spectrum of clients and add breadth and depth to the range of products the Insurance Group is able to provide.

DISTRIBUTION. Retail distribution of the Insurance Group's insurance products is accomplished by financial professionals associated with AXA Advisors, AXA Network, MONY Life, MONY Securities Corporation, MONY Brokerage, Inc., Advest, Inc. and/or other MONY Companies. These financial professionals have access to and can offer a broad array of insurance and investment products and services from affiliated and unaffiliated insurers and other financial service providers.

Wholesale distribution of the Insurance Group's products is accomplished through AXA Equitable's wholesale distribution companies, principally AXA Distributors, which at December 31, 2004 had selling agreements with major national securities firms, banks or similar financial institutions, broker-dealers and financial planners. In 2004, three major national securities firms were responsible for approximately 16.9%, 7.0% and 5.5%, respectively, of AXA Distributors' 2004 premiums and deposits. In 2004, AXA Distributors was responsible for approximately 43.0% of the Insurance Group's total premiums and deposits.

Enterprise Fund Distributors, Inc. ("EFD"), an affiliate of AXA Equitable, is the principal distributor of AXA Equitable's retail mutual funds. At December 31, 2004, EFD had selling agreements with major national securities firms, regional securities firms, insurance company-affiliated broker-dealers and financial planning firms, other broker-dealers, banks, clearing firms and other financial institutions. In 2004, three major national securities firms were responsible for approximately 14.78%, 6.05% and 2.56%, respectively, of EFD's 2004 sales.
                                       1-3

AXA Equitable has entered into agreements pursuant to which it compensates AXA Advisors and AXA Network for distributing and servicing AXA Equitable's products. The agreements provide that compensation will not exceed any limitations imposed by applicable law. Under these agreements, AXA Equitable provides to each of AXA Advisors and AXA Network personnel, property, and services reasonably necessary for their operations. AXA Advisors and AXA Network pay AXA Equitable their actual costs (direct and indirect) and expenses under the respective agreements.

REINSURANCE AND HEDGING. During 2004, the Insurance Group reinsured most of its new variable life, universal life and term life policies on an excess of retention basis, retaining up to a maximum of $15 million on single-life policies and $20 million on second-to-die policies. For amounts issued in excess of those limits, reinsurance from unaffiliated third parties is sought. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 2.7% of the total policy life reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also reinsures a percentage of its exposure on variable annuity products that offer a GMIB feature and/or GMDB features. At December 31, 2004, the Insurance Group had reinsured, subject to certain maximum amounts or caps in any one period, approximately 75.2% of its net amount at risk resulting from the GMIB feature and approximately 27.4% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2004. The Insurance Group has adopted certain hedging strategies that are designed to further mitigate exposure to GMDB and GMIB liabilities.

For additional information about reinsurance and hedging implemented by the Insurance Group, see "Quantitative and Qualitative Disclosures about Market Risk" and Notes 2, 9, 12 and 14 of Notes to Consolidated Financial Statements.

The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above although, in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000. The Insurance Group is in the process of auditing or otherwise reviewing the records of many of these reinsurance pools and arrangements.

INVESTMENT SERVICES

GENERAL. The Investment Services segment is principally comprised of the investment management business of Alliance, which provides diversified investment management and related services globally to a broad range of clients, including (a) institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) individual investors, primarily by means of retail mutual funds sponsored by Alliance, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, "separately managed account programs" and other investment vehicles, (c) private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. Alliance and its subsidiaries also provide distribution and/or shareholder and administrative services to Alliance-sponsored mutual funds.

Alliance offers diverse investment services with expertise in both growth and value oriented strategies, the two predominant equity investment styles, blend strategies that combine growth and value, fixed income strategies, including both taxable and tax exempt securities, balanced strategies that combine equity and fixed income, and passive strategies, including both index and enhanced index portfolios. Alliance's product line includes

                                       1-4
international, global and emerging markets services, as well as local and regional services in major markets around the world.

The Investment Services segment in 2004 accounted for approximately $3.03 billion (or 36.1%) of total revenues, after intersegment eliminations. As of December 31, 2004, Alliance had approximately $538.76 billion in assets under management including approximately $311.26 billion from institutional investors, approximately $163.55 from retail mutual fund accounts and approximately $63.95 billion from private clients. As of December 31, 2004, assets of AXA, the Holding Company and the Insurance Group, including investments in EQAT, VIP Trust and Multimanager Trust, represented approximately 19.9% of Alliance's total assets under management, and fees and other charges for the management of those assets accounted for approximately 7.3% of Alliance's total revenues. The Company continues to pursue its strategy of increasing third-party assets under management. The Investment Services segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group.

INTEREST IN ALLIANCE. In October 2000, Alliance acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In connection with this acquisition (the "Bernstein Acquisition"), Bernstein and SCB Partners Inc. were granted the right to sell limited partnership interests in Alliance ("Alliance Units") to the Holding Company or an entity designated by the Holding Company (the "Bernstein Put"). Since November 2002, the Holding Company, either directly or indirectly through wholly owned subsidiaries, has acquired a total of 24.48 million Alliance Units for an aggregate purchase price of approximately $885.4 million through several purchases made pursuant to the Bernstein Put. After giving effect to the Bernstein Acquisition and such subsequent purchases, AXA Financial's consolidated economic interest in Alliance as of December 31, 2004 was approximately 61.3%, including the general partnership interest held indirectly by AXA Equitable as the sole shareholder of the general partner of Alliance Capital Management Holding L.P. ("Alliance Holding"), and Alliance Capital Management L.P. ("Alliance Capital"). As of December 31, 2004, on a standalone basis, the Company's economic interest in Alliance was approximately 46.4%.

For additional information about Alliance, including its results of operations, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment - Investment Services" and Alliance Capital's Annual Report on
Form 10-K for the year ended December 31, 2004.

OTHER DISCONTINUED OPERATIONS

Other Discontinued Operations includes primarily Wind-Up Annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminating qualified defined benefit plans. At December 31, 2004, approximately $1.10 billion of contractholder liabilities were outstanding. For additional information about Other Discontinued Operations, see Notes 2 and 8 of Notes to Consolidated Financial Statements.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

GENERAL. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2004:

                                       1-5

                                 INSURANCE GROUP
                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)

                                                 AMOUNT             % OF TOTAL

                                            ------------------   ---------------

Fixed maturities (2)...................     $      29,515.5              75.5 %
Mortgages..............................             3,148.8               8.0
Equity real estate.....................               630.2               1.6
Other equity investments...............             1,080.2               2.8
Policy loans...........................             3,952.9              10.1
Cash and short-term investments (3)....               790.3               2.0
                                            ------------------   ---------------
Total..................................     $      39,116.9             100.0%
                                            ==================   ===============


(1) Net Amortized Cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) Excludes net unrealized gains of $1.94 billion on fixed maturities classified as available for sale. Fixed maturities includes approximately $1.01 billion net amortized cost of below investment grade securities.
(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

The Insurance Group has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as insurance, annuity and group pension. The Insurance Group has investment guidelines for each product line that form the basis for investment strategies to manage such product line's investment return and liquidity requirements, consistent with management's overall investment objectives for the General Account Investment Portfolio. Investments frequently meet the investment objectives of more than one class of product liabilities; each such class may be allocated a pro rata interest in such investments and the returns therefrom.

INVESTMENT SURVEILLANCE. As part of the Insurance Group's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of assets by the Insurance Group's Surveillance Committee that evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

EMPLOYEES

As of December 31, 2004, the Insurance Group had approximately 4,700 full-time employees and Alliance had approximately 4,100 full-time employees.

COMPETITION

INSURANCE GROUP. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Insurance Group, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting the Insurance Group's business are price; financial and claims-paying ratings; size, strength, professionalism and objectivity of the sales force; product quality, range and features/functionality; crediting rates on fixed products; visibility and brand recognition in the marketplace; reputation and quality of service; and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

                                       1-6

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 30, 2005, the financial strength or claims-paying rating of AXA Equitable was "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with stable outlook), "Aa3" from Moody's Investors Service (4th highest of 21 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook).

INVESTMENT SERVICES. The investment management business is highly competitive and new entrants are continually are attracted to it. No single or small group of competitors is dominant in the industry. Alliance competes in all aspects of its business with numerous investment management firms, mutual fund complexes, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those Alliance offers. Alliance's competitors offer a wide range of financial services to the same customers that Alliance seeks to serve. Many of Alliance's competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than Alliance does. These factors may place Alliance at a competitive disadvantage. To grow its business, Alliance must be able to compete effectively for assets under management. Key competitive factors include (i) the array of investment products Alliance offers; (ii) the thoroughness of Alliance's research; (iii) Alliance's investment performance; (iv) the fees Alliance charges; (v) Alliance's ability to further develop and market its brand; (vi) Alliance's global presence; and (vii) Alliance's commitment to place the interests of its clients first. AXA and its subsidiaries are not obligated to provide resources to Alliance.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries provide financial products and services, some of which are competitive with those offered by Alliance. Alliance's partnership agreement specifically allows AXA Equitable and its subsidiaries (other than the general partner of Alliance) to compete with Alliance and to exploit opportunities that may be available to Alliance. In addition, Alliance provides investment management services to unaffiliated insurance companies, some or all of which compete with AXA Equitable.

REGULATION

STATE SUPERVISION. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. AXA Equitable is domiciled in New York and is primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable. Each of AXA Equitable and AXA Life is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of members of the Insurance Group, and make requests for particular information from them. Recently, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For example, certain attorneys general and insurance commissioners have requested information from insurance companies regarding collusive bidding and revenue sharing practices and practices associated with replacements and exchanges of life insurance and annuities. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Risk Considerations".

A number of states, including New York, California and Florida, have enacted legislation requiring disclosure of extensive information concerning Holocaust era insurance policies sold in Europe prior to and during the Second World War. While these statutes vary and certain of them provide exemption for companies such as AXA that participate in the International Commission on Holocaust Era Insurance Claims, the ultimate sanction under certain of these statutes for failure to disclose the required information is revocation of an insurer's license to engage in the insurance business in the concerned state. Although the members of the Insurance Group intend to comply with these laws with respect to their own activities, the ability of AXA and its European affiliates to comply may be impacted by various factors including the availability of relevant information after the passage of more than 50 years and privacy laws in effect in various European countries. Any failure to comply with these laws could result in state

                                       1-7
regulatory authorities seeking to take enforcement actions against AXA and its U.S. affiliates, including AXA Equitable, even though none of the members of the Insurance Group controls AXA.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state. AXA Equitable has agreed with the NYID that similar approval requirements also apply to transactions between (i) material subsidiaries of AXA Equitable and (ii) the Holding Company (and certain affiliates, including AXA). In 2004, AXA Equitable paid an aggregate of $500 million in shareholder dividends.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect the Insurance Group. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. Recently, legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and could have a positive impact on funding levels of tax qualified retirement products. In 2003, reductions in income tax rates on long-term capital gains and qualifying corporate dividends were enacted which could adversely impact the relative attractiveness of cash value life insurance and annuity products (and may adversely impact the sales of such products) relative to other investment alternatives which may qualify for these lower rates. While set to expire, there are proposals to extend or make such reduced rates permanent. Other provisions of recently enacted and proposed legislation and Treasury regulations relate to the business use of life insurance, split-dollar arrangements, creation of new tax favored savings accounts and modifications to nonqualified deferred compensation plan and qualified plan rules. These provisions could adversely affect the sale of life insurance to businesses, as well as the attractiveness of qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals such as Social Security reform or comprehensive overhaul of the Federal tax law (whether in response to recommendations of a Presidential Advisory Panel on Federal Tax Reform or otherwise), which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.

SECURITIES LAWS. AXA Equitable, AXA Life and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and from time to time makes requests for particular information from the Insurance Group.

AXA Advisors, AXA Distributors, AllianceBernstein Investment Research and Management Inc. (formerly known as Alliance Fund Distributors, Inc.), Sanford C. Bernstein & Co., LLC and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. ("NASD"). As broker-dealers registered with the SEC, the Broker-Dealers are subject to the capital requirements of the SEC and/or NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses. The SEC and NASD also regulate the sales practices of the Broker-Dealers. The Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

                                       1-8

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Considerations - Legal Environment".

Sales of variable insurance and annuity products are regulated by the SEC and NASD. Currently, the SEC, the NASD and other regulators are investigating certain sales practices involving certain sales of variable annuities and transactions in which an existing variable annuity is replaced by, or exchanged for, a new variable annuity. The SEC has recently requested from AXA Advisors information and documents regarding the replacement and exchange of variable annuities. AXA Advisors has complied with this request.

The SEC, other governmental regulatory authorities, including state securities administrators, and the NASD may institute administrative or judicial proceedings which may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other sanctions. In February 2004, without admitting or denying the allegations, AXA Advisors entered into an agreement with the NASD to resolve charges that AXA Advisors failed to inform investors that they were entitled to the waiver of certain sales charges and certain related matters. Under the terms of the settlement agreement, AXA Advisors paid fines totaling $300,000, agreed to provide restitution to those customers who paid such sales charges from February 2002 to February 2004, and agreed to retain an independent consultant to review and recommend revisions to its supervisory and compliance procedures and systems. In addition, in November 2004, without admitting or denying the allegations, AXA Advisors entered into an agreement with the NASD to resolve charges that it had made late disclosures of certain reportable information about its registered representatives. Under the terms of the settlement agreement AXA Advisors paid a fine of $250,000 and agreed to conduct certain internal reviews to evaluate its reporting systems and to certify that the firm has established systems and procedures reasonably designed to achieve compliance with reporting requirements. The Broker-Dealers and other AXA Financial subsidiaries have also provided information and documents to the SEC, NASD and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". Fines and other sanctions could result from pending regulatory matters. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements and Risk Considerations - Legal Environment".

Certain Separate Accounts of AXA Equitable are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable are also registered under the Securities Act of 1933, as amended (the "Securities Act"). EQAT, Multimanager Trust and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by Alliance, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act.

AXA Equitable, AXA Advisors and certain affiliates and Alliance and certain affiliates of Alliance also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

Recently, regulators, including the SEC, the NASD and state attorneys general, have focused attention on various practices in or affecting the investment management and/or mutual fund industries, including market timing and late trading. The SEC defines market timing as the practice of short-term buying and selling of mutual fund shares in a manner that exploits pricing inefficiencies and market movements. Rule 22c-1 of the Investment Company Act (often referred to as the "forward pricing" rule) requires mutual funds to sell and redeem fund shares at a price based on current net asset value ("NAV") which is computed after receipt of an order to buy or redeem. This rule also requires mutual funds to calculate their NAV at least once a day, and most mutual funds do so when the major U.S. stock exchanges close at 4 p.m. Eastern Time. Late trading refers to the illegal practice of permitting a purchase or redemption order received after the 4 p.m. pricing time to receive the share price calculated as of 4 p.m., thereby allowing the late trader to take advantage of news or events that occur after 4 p.m. but which are not yet reflected in the day's price. AXA Equitable, EQAT, Multimanager Trust, VIP Trust, AXA Advisors and AXA Distributors have received various requests for information and documents from the SEC and the NASD regarding these practices. In January 2004, the SEC completed an onsite examination of EQAT, Multimanager Trust, VIP Trust, AXA Equitable, as the investment manager to the Trusts, and the Trusts' distributors. The SEC has advised AXA Equitable that no deficiencies or violations came to the SEC's attention during the examination.

                                       1-9

In addition, the SEC, the NASD and other regulators have requested from a number of entities, including AXA Equitable, AXA Advisors, AXA Distributors, EQAT, VIP Trust and Multimanager Trust, information relating to certain practices often referred to as "revenue sharing" and the use of fund portfolio brokerage commissions. Such requests have been responded to.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Considerations".

ALLIANCE REGULATORY MATTERS.

MARKET TIMING INVESTIGATIONS. Alliance settled with the SEC and the New York State Attorney General (the "NYAG") regarding their investigations into trading practices in certain of Alliance's sponsored mutual funds on December 18, 2003. Alliance's agreement with the SEC was reflected in an Order of the Commission ("SEC Order") dated December 18, 2003 (amended and restated January 15, 2004), while Alliance's final agreement with the NYAG was entered into on September 1, 2004.

Alliance has taken a number of important initiatives to resolve these matters.
Specifically: (i) Alliance established a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing; (ii) Alliance reduced by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds (resulting in an approximate $70 million reduction in 2004 advisory fees); (iii) Alliance appointed a new management team and specifically charged it with responsibility for ensuring that Alliance maintains a fiduciary culture in its retail services business; (iv) Alliance revised its code of ethics to better align the interests of Alliance's employees with those of its clients; (v) Alliance formed two new committees composed of executive management to oversee and resolve code of ethics and compliance-related issues; (vi) Alliance instituted a substantially strengthened policy designed to detect and block market timing and material short duration trading; (vii) Alliance created an ombudsman office, where employees can voice concerns about work-related issues on a confidential basis; (viii) Alliance initiated firm-wide compliance and ethics training programs; and (ix) beginning later in 2005, and biannually thereafter, Alliance will have an independent third party perform a comprehensive compliance review.

Alliance retained an Independent Compliance Consultant ("ICC") to conduct a comprehensive review of supervisory, compliance and other policies designed to detect and prevent conflicts of interest, breaches of fiduciary duty and violations of law. The ICC has completed its review, and submitted its report to the SEC in December 2004. Alliance has implemented a number of the ICC's recommendations and intends to implement all recommendations by the end of 2005.

With the approval of the independent directors of the BernsteinAlliance Fund boards and the staff of the SEC, Alliance retained an Independent Distribution Consultant ("IDC") to develop a plan for the distribution of the $250 million restitution fund. To the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, Alliance will be required to contribute additional monies to the restitution fund. The IDC will submit the plan to the SEC and Alliance for approval. After the SEC and Alliance's management approve the distribution plan, it will be published and the public will be afforded an opportunity to comment. After the comment period has ended, the SEC will issue an order approving the final plan. The timing of the distribution will be determined by the SEC and Alliance expects this to occur sometime in 2005.

On February 10, 2004, Alliance received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the "Information Requests"). Both Information Requests call for Alliance to produce documents concerning, among other things, any market timing or late trading in its sponsored mutual funds. Alliance responded to the Information Requests and is cooperating with the investigation.

Alliance Capital recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. Alliance Capital paid $296 million (including $250 million to the restitution fund ) during 2004 and has cumulatively paid $302 million related to these matters. However, Alliance cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required, the timing and impact of which Alliance cannot determine at this time.

DIRECTED BROKERAGE. Alliance Capital and approximately twelve other investment management firms were mentioned publicly in connection with the settlement by the SEC of charges that Morgan Stanley violated Federal securities laws

                                       1-10
relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds' disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas, and the NASD has issued requests for information, to Alliance in connection with this matter and Alliance has provided documents and other information to the SEC and the NASD and is cooperating fully with their investigations. On March 11, 2005, discussions commenced with the NASD that Alliance management believes will conclude these investigations. Accordingly, Alliance Capital recorded a $5 million charge against 2004 earnings.

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

PARENT COMPANY

AXA, the ultimate parent company of the Holding Company, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is the largest French insurance group and one of the largest insurance groups in the world. AXA operates primarily in Western Europe, North America, Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to the Holding Company or any of its subsidiaries.

VOTING TRUST. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of the Holding Company, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Amended and Restated Voting Trust Agreement, dated May 12, 2002, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the shares of the Holding Company's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over the Holding Company or AXA Equitable.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attaching to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over the Holding Company or AXA Equitable). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until May 12, 2012. Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

OTHER INFORMATION

All of the Company's officers and employees, including its chief executive officer, chief financial officer and controller, are subject to the Policy Statement on Ethics (the "Code"), a code of ethics as defined under Regulation S-K.

                                       1-11

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on the Company's website at www.axa-equitable.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and controller by posting such information on its website at the above address.

                                       1-12

PART I, ITEM 2

                                   PROPERTIES

INSURANCE

AXA Equitable leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as the Holding Company's, AXA Equitable's and MONY Life's headquarters. Additionally, AXA Equitable leases an aggregate of approximately 40,000 square feet of office space at two other locations in New York, NY, substantially all of which has been subleased. AXA Equitable also has the following significant office space leases: 244,000 square feet in Secaucus, NJ, under a lease that expires in 2011 for its Annuity Operations; 185,000 square feet in Charlotte, NC, under a lease that expires in 2013 for use by its National Operations Center; 113,000 square feet in Alpharetta, GA, under a lease that expires in 2006 for its Distribution Organizations' training and support use; and 67,800 square feet in Leonia, NJ, under a lease that expires in 2009 for its Information Technology processing use. AXA Equitable owns an office building of approximately 22,000 square feet in Harrisburg, PA which houses AXA Network personnel. AXA Equitable also leases property both domestically and abroad for its operations. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Note 17 of Notes to Consolidated Financial Statements.

AXA Equitable subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to AXA Equitable.

INVESTMENT SERVICES

Alliance's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2019. Alliance currently occupies approximately 783,321 square feet of space at this location. Alliance also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2016, approximately 141,002 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2008 and approximately 134,261 square feet of space in Secaucus, NJ under a lease expiring in 2016. Alliance also leases other property domestically and abroad for its operations.

                                       2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 16 of Notes to the Company's Consolidated Financial Statements for the year ended December 31, 2004 (Part II, Item 8 of this report) are incorporated herein by reference.

                                       3-1

PART I, ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Omitted pursuant to General Instruction I to Form 10-K.

                                       4-1

PART II, ITEM 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY,
      RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2004, all of AXA Equitable's common equity was owned by AXA Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is a wholly owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable's common equity. In 2004 and 2003, respectively, AXA Equitable paid shareholder dividends of $500.0 million and $400.0 million. For information on AXA Equitable's present and future ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this report) and Note 18 of Notes to Consolidated Financial Statements (Part II, Item 8 of this report).

                                       5-1

PART II, ITEM 6.

                             SELECTED FINANCIAL DATA

            Omitted pursuant to General Instruction I to Form 10-K.


                                       6-1

PART II, ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for AXA Equitable Life Insurance Company, formerly The Equitable Life Assurance Society of the United States, and its consolidated subsidiaries that follows should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements and information discussed under forward-looking statements included elsewhere in this Form 10-K.

GENERAL

On July 8, 2004, the Holding Company completed its acquisition of The MONY Group Inc. ("MONY") and its subsidiaries (the "MONY Companies"). As a result of the MONY integration, the Company recorded several accruals in the second half of 2004, principally related to severance and the write-off of capitalized software. These expenses are discussed in the Insurance segment's results below.

The consolidated and segment earnings narratives that follow discuss the results for 2004 compared to the 2003 results.

CONSOLIDATED RESULTS OF OPERATIONS

Earnings from continuing operations before income taxes and minority interest were $1.67 billion for 2004, an increase of $724.0 million from the $950.2 million reported in 2003. The increase resulted in part from a $410.2 million increase in the Investment Services segment principally due to the absence of the 2003 charge of $330.0 million by Alliance for mutual fund matters and legal proceedings on the prior year's earnings and by a $314.7 million increase for the Insurance segment.

Total revenues increased $993.9 million to $8.40 billion in 2004 from $7.40 billion in 2003 with a $713.3 million increase in the Insurance segment and a $293.0 million increase in the Investment Services segment. The 2004 Insurance segment increase principally resulted from higher commissions, fees and other income, higher policy fee income and investment gains, net in 2004 instead of investment losses as in 2003, partially offset by lower premiums in the Insurance segment. Higher investment advisory and services revenues contributed to the increase in the Investment Services segment's revenues.

Total benefits and other deductions were $6.72 billion in 2004, a $269.9 million increase as compared to $6.45 billion in 2003. The increase resulted from higher compensation and benefits in both segments and higher policyholders' benefits in the Insurance segment in 2004, partially offset by the absence of the 2003 Alliance charge of $330.0 million for mutual fund matters and legal proceedings.

Income tax expense totaled $929.9 million in 2004 as compared to the $240.5 million reported in 2003. The 2004 tax increase was principally due to increased earnings in both business segments.

Net earnings for the Company totaled $929.9 million for 2004 compared to $524.4 million for 2003 as both the Insurance and Investment Services segments reported higher net earnings. The 2004 total also included gains of $31.1 million, net of $16.7 million in income taxes, from the Insurance segment's sales of real estate held-for-sale and $4.5 million higher earnings from certain discontinued pension business operations reported as earnings from other discontinued operations. In first quarter 2004, the Company recorded a $2.9 million charge (net of related income taxes of $1.6 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. For further information, see "Accounting Changes" in Note 2 of Notes to Consolidated Financial Statements.

                                       7-1

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

INSURANCE.

                        INSURANCE - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                         2004              2003
                                                                                   ----------------- ------------------


Universal life and investment-type product policy fee income......................  $   1,595.4       $  1,376.7
Premiums..........................................................................        879.6            889.4
Net investment income.............................................................      2,437.2          2,340.8
Investment gains (losses), net....................................................         61.1            (66.4)
Commissions, fees and other income................................................        474.4            193.9
                                                                                   ----------------- -------------------
     Total revenues...............................................................      5,447.7          4,734.4
                                                                                   ----------------- ------------------

Policyholders' benefits...........................................................      1,867.1          1,708.2
Interest credited to policyholders' account balances..............................      1,038.1            969.7
Compensation and benefits.........................................................        499.5            391.7
Commissions.......................................................................      1,017.3            991.9
Amortization of DAC ..............................................................        472.9            434.6
Capitalization of DAC.............................................................     (1,015.9)          (990.7)
Rent expense .....................................................................         71.0             67.9
Interest expense .................................................................         54.5             58.9
All other operating costs and expenses............................................        496.9            470.6
                                                                                   ----------------- ------------------
     Total benefits and other deductions..........................................      4,501.4          4,102.8
                                                                                   ----------------- ------------------

Earnings from Continuing Operations before Income Taxes...........................  $     946.3      $     631.6
                                                                                   ================= ==================


In 2004, pre-tax earnings from continuing operations in the Insurance segment increased $314.7 million to $946.3 million as compared to $631.6 million in 2003, principally due to higher commissions, fees and other income, higher policy fee income and net investment gains in 2004 as compared to net losses in 2003 partially offset by increases in policyholders' benefits, compensation and benefits and interest credited to policyholders' account balances.

Segment revenues increased $713.3 million over the prior year as a result of $280.5 million increase in commissions, fees and other income, $218.7 million higher policy fee income and $61.1 million of investment gains in 2004 as compared to $66.4 million in net losses in 2003 partially offset by a $9.8 million decline in premiums.

Policy fee income totaled $1.60 billion in 2004, as compared to $1.38 billion in the prior year. The $218.7 million increase was primarily due to fees earned on higher average Separate Account balances resulting from market appreciation and positive net cash flows. Premiums decreased $9.8 million to $879.8 million in 2004 reflecting a lower level of renewal premiums on traditional life products due to the Insurance segment's continuing focus on sales of variable and interest-sensitive life and annuity products whose revenues are not reported as premiums.

Net investment income increased $96.4 million to $2.44 billion in 2004 primarily due to higher fixed maturity asset balances in the General Account, including the $34.7 million transfer of certain Separate Account assets due to the implementation of SOP 03-1, $95.9 million higher earnings from equity limited partnerships due to improved market conditions and higher prepayment gains of $48.1 million, partially offset by losses of $87.9 million on derivative instruments principally those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts as well as lower yields due to lower investment rates.

Investment gains, net were $61.1 million in 2004, as compared with net losses of $66.4 million in 2003, principally as a result of lower writedowns on fixed maturities, $36.4 million in 2004 compared to $193.2 million in 2003, partially offset by lower net gains on sales of fixed maturities.

Commissions, fees and other income increased $280.5 million to $474.4 million in 2004 as compared to $193.9 million in 2002 principally due to the $61.0 million increase in the fair value of the GMIB reinsurance contracts as

                                       7-2
compared to the $91.0 million decrease recorded in 2003, and higher gross management fees received from EOAT and VIP Trust due to a higher asset base.

Total benefits and other deductions in 2004 increased $398.6 million from 2003 primarily due to higher policyholders' benefits, an increase in compensation and benefits and higher interest credited.

The $158.9 million increase in policyholders' benefits was principally due to higher GMDB/GMIB benefits and reserves due to the growth in business, higher individual life death claims as compared to very favorable mortality in 2003 and higher benefits and reserves in the reinsurance assumed product line due to an increase in reserves under one life reinsurance agreement product line, partially offset by lower dividends due to reductions in the dividend scale at AXA Equitable.

Interest credited to policyholders' account balances increased $68.4 million in 2004 due to interest credited on higher account balances including certain Separate Account policyholder account balances reclassified under SOP 03-1 as General Account balances and the increase related to unrealized investment gains now credited for Pension Par contracts pursuant to SOP 03-1 partially offset by the impact of lower crediting rates for the Insurance Group.

Compensation and benefits for the Insurance segment increased $107.8 million to $499.5 million in 2004 as compared to $391.7 million in 2003 principally due to a $45.6 million charge for severance costs and benefits associated with staff reductions resulting from the MONY integration and to higher benefit costs.

Commissions increased $25.4 million in 2004 from $991.9 million in 2003 due to higher sales of interest sensitive life products partially offset by lower variable annuity sales primarily in the wholesale distribution channel.

Deferred policy acquisition costs ("DAC") amortization increased to $472.9 million in 2004, up $38.3 million from $434.6 million in 2003. This increase in DAC amortization was primarily attributed to higher margins in products that are DAC reactive partially offset by the DAC unlocking impact from recognition of higher expected future margins driven by higher fees related to variable insurance and annuity products.

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

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience. Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC on these products relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.95% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (12.95% net of product weighted average Separate Account fees) and 0% (-2.05% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2004, current

                                       7-3
projections of future average gross market returns for purposes of this approach assume a 2.3% return for 2005 which is within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after 1.5 years.

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

DAC capitalization increased $25.2 million from $990.7 million in 2003 to $1.02 billion in 2004 due to higher sales of interest sensitive life products partially offset by lower variable annuity sales primarily in the wholesale distribution channel.

Interest expense decreased $4.4 million to $54.5 million in 2004 principally due to lower short-term borrowings.

All other operating costs and expenses in the Insurance segment increased $26.3 million to $496.9 million in 2004 as compared to $470.6 million in the prior year. That increase was primarily due to a $33.0 million write-off of capitalized software related to the MONY integration.

Premiums and Deposits. First year premiums and deposits for insurance and annuity products in 2004 decreased from prior year levels by $1.34 billion to $9.08 billion while total premiums and deposits decreased $1.12 billion to $13.30 billion. Total annuity premiums and deposits in 2004 decreased 9.3% from the strong 2003 results, but increased by 34.9% over 2002's amount. The 2004 decreases were primarily due to $1.27 billion lower first year sales of individual annuities in the wholesale channel partially offset by higher sales in the retail channel. First year life premiums and deposits increased $76.6 million principally due to higher sales of interest sensitive life products.

Surrenders and Withdrawals. Total policy and contract surrenders and withdrawals increased $1.07 billion to $6.01 billion during 2004 compared to $4.94 billion in 2003 with increases of $803.8 million, $255.9 million and $9.0 million being reported for individual annuity, variable and interest sensitive life and traditional life products, respectively. The annuity surrender rates decreased from 8.4% in 2003 to 8.0% in 2004. The individual life surrender rate increased to 5.2% in 2004 from 4.4% in the prior year. AXA Equitable's individual life surrender rate included the impact of the surrender of a single large company owned life insurance ("COLI") policy in first quarter 2004 and a large partial withdrawal from a COLI policy in third quarter 2004. The trends in surrenders and withdrawals continue to fall within the range of expected experience.

                                       7-4

INVESTMENT SERVICES.

The table that follows presents the operating results of the Investment Services segment, consisting principally of Alliance's operations.


                   INVESTMENT SERVICES - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                 2004             2003
                                                                            ---------------  ----------------

Revenues:
  Investment advisory and services fees (1).............................    $    2,113.4     $    1,882.4
  Distribution revenues.................................................           447.3            436.0
  Institutional research services.......................................           303.6            267.9
  Shareholder servicing fees............................................            87.5             94.3
  Other revenues, net (1)...............................................            79.7             57.9
                                                                            ---------------  ----------------
      Total revenues....................................................         3,031.5          2,738.5
                                                                            ---------------  ----------------

Expenses:
  Alliance employee compensation and benefits...........................         1,085.2            914.5
  Promotion and servicing:
     Distribution plan payments.........................................           374.2            370.6
     Amortization of deferred sales commissions.........................           177.4            208.6
     Other promotion and servicing expenses.............................           173.8            165.0
  Alliance interest expense.............................................            24.2             25.3
  Amortization of other intangible assets, net..........................            20.7             25.1
  Other operating expenses..............................................           447.2            380.8
  Charge for mutual fund matters and legal proceedings..................             -              330.0
                                                                            ---------------  ----------------
      Total expenses....................................................         2,302.7          2,419.9
                                                                            ---------------  ----------------

Earnings from Continuing Operations before

   Income Taxes and Minority Interest...................................    $      728.8     $      318.6
                                                                            ===============  ================

(1) Includes fees earned by Alliance totaling $36.6 million and $37.6 million in 2004 and 2003, respectively, for services provided to the Insurance Group.

Investment Services' pre-tax earnings from continuing operations for 2004 were $728.8 million, an increase of $410.2 million from the prior year. Revenues totaled $3.03 billion in 2004, an increase of $293.0 million from 2003, as a $231.0 million increase in investment advisory and services fees, $35.7 million higher institutional research services revenues, a $21.8 million increase in other revenues net and $11.3 million higher distribution revenues were partially offset by $6.8 million lower shareholder servicing fees due to outsourcing certain services and a lower number of accounts serviced. Investment advisory and services fees include brokerage transaction charges for SCB LLC. The increase in investment advisory and services fees primarily resulted from a 14.7% increase in average assets under management ("AUM") resulting from market appreciation of AUM and net asset inflows as well as an increase in performance fees from $81.8 million in 2003 to $92.5 million in 2004. Higher performance fees in 2004 were attributable to higher global and fixed income fees from strong investment outperformance. The 2003 performance fees were earned primarily by certain value equity and fixed income based hedge funds. The increase in institutional research services revenues was due to higher market share of NYSE volume and higher revenues from growth in European operations partly offset by lower domestic pricing. The increase in other revenues, net in 2004 was principally a result of interest income and net investment gains recorded in connection with the consolidation of a joint venture and its funds under management as a result of the application of FIN 46(R). The increase in distribution revenues was principally due to higher average mutual fund AUM.

The segment's total expenses were $2.30 billion in 2004, compared to $2.42 billion in 2003, a decrease of $117.2 million. The 2003 total included the $330.0 million charge related to Alliance's charge for mutual fund matters and legal proceedings. When this charge is excluded, the Investment Services segment's total expenses would have increased $212.8 million in 2004 as an $18.8 million decrease in promotion and servicing expenses and small declines in interest expense and amortization of intangibles were more than offset by the $170.7 million and $66.4 million increases in Alliance employee compensation and benefits and other operating expenses, respectively. The decrease in promotion and servicing expense reflected lower amortization of deferred sales commissions resulting

                                       7-5
from lower B-share mutual fund sales, partially offset by higher travel and entertainment and printing costs. There was a $170.7 million increase in Alliance employee compensation and benefits in 2004 as compared to 2003 as a result of increases in all components of compensation and benefits. Base compensation, fringes and other compensation increased in 2004 primarily due to merit increases and higher recruitment costs. Incentive compensation in 2004 increased due to higher short-term incentive compensation expense reflecting the increase in net income caused by the 2003 change to income for mutual fund matters and legal proceedings and higher amortization of deferred compensation expense, due to vesting of prior year awards. Compensation expense was higher in 2004 primarily due to higher revenues in institutional investment management, private client and institutional research services. Other operating expenses increased $66.4 million to $447.2 million in 2004 primarily due to a $16.9 million loss on disposal of fixed assets, higher occupancy costs, higher Sarbanes-Oxley 404 related costs and higher information technology costs. On March 11, 2005, discussions commenced between Alliance and the NASD that Alliance's management believes will conclude the SEC and NASD directed brokerage investigations. Accordingly, Alliance recorded a $5.0 million charge, reported in other operating expenses in 2004.

In relation to the settlement with the SEC and the New York Attorney General ("NYAG") regarding their investigations into trading practices in certain of Alliance's sponsored mutual funds in December 2003, Alliance recorded $330.0 million changes to income in connection with establishing the $250.0 million restitution fund and certain other matters. During 2004, Alliance paid $296 million (including the $250 million to the restitution fund) and has cumulatively paid $302 million related to these matters. However, Alliance's management cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible additional changes may be required in the future.



ASSETS UNDER MANAGEMENT

A breakdown of the Company's and the Holding Company's AUM follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                         DECEMBER 31,

                                                                             --------------------------------------
                                                                                 2004 (3)              2003
                                                                             ------------------  ------------------


Third party (1)..........................................................     $    473,791        $   413,956
AXA Equitable General Account, the Holding Company
   and its other affiliates (2)..........................................           58,333             42,059
Insurance Group Separate Accounts........................................           65,890             54,438
                                                                             ------------------  ------------------
    Total Assets Under Management........................................     $    598,014        $   510,453
                                                                             ==================  ==================

(1) Includes $22.62 billion and $15.97 billion of assets managed on behalf of AXA affiliates at December 31, 2004 and 2003, respectively. Also included in 2004 and 2003 are $12.48 billion and $10.0 billion, respectively, in assets related to an Australian joint venture between Alliance and an AXA affiliate.

(2) Includes invested assets of the Company, the Holding Company and its other affiliates not managed by Alliance, principally cash and short-term investments and policy loans, totaling approximately $12.37 billion and $8.24 billion at December 31, 2004 and 2003, respectively, as well as mortgages and equity real estate totaling $5.96 billion and $4.49 billion at December 31, 2002 and 2003, respectively.

(3) Includes the assets of and those managed by the MONY Companies beginning third quarter 2004.

Third party AUM increased $59.84 billion to $473.79 billion in 2004 primarily due to increases at Alliance, with the MONY Companies contributing $6.83 billion at December 31, 2004. AXA Equitable General Account, Holding Company and its other affiliates AUM increased $16.27 billion from the total reported in 2003 due to the MONY Companies' $13.02 billion impact as well as higher sales of AXA Equitable General Account based products. The $11.52 billion increase in Insurance Group Separate Accounts AUM in 2004 resulted from $5.77 billion in appreciation due to improving market and $4.07 billion in net new deposits in addition to the MONY Companies' addition of $4.85 billion, partially offset by the conversion of an institutional real estate Separate Account into an unaffiliated private REIT in second quarter 2004.

Alliance's AUM increased $61.49 billion to $538.76 billion in 2004 from $477.27 billion in 2003; $55.2 billion of the increase resulted from market appreciation due to equity market gains principally during fourth quarter 2004 and

                                       7-6

$6.33 billion to net asset inflows. Active equity growth and active equity value account AUM, which comprise 58.6% of Alliance's total AUM at December 31, 2004, increased by 16.1%, while active fixed income account AUM increased by 9.5%. Net inflows of $7.7 million and $4.7 million, respectively, in the institutional investment management and the private client categories were partially offset by net outflows of $6.1 million in the retail channel.

On October 28, 2004, Alliance announced that Alliance and Federated Investors, Inc. ("Federated") had reached a definitive agreement for Federated to acquire Alliance's cash management services. Under the agreement, up to $29 billion in assets from 22 of Alliance's third-party-distributed money market funds will be transitioned into Federated money market funds. The boards of directors at both Federated and Alliance have approved the transaction, but it is still subject to customary closing considerations. The transaction, which is expected to close in phases occurring between the first and third quarters of 2005, includes initial cash payments to Alliance of $26 million due at the transaction closing dates, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10 million payment.

The transaction does not include the assets of AllianceBernstein Exchange Reserves, Inc., which will continue to be available to investors in other retail products. In addition, Alliance will continue to meet the liquidity needs of clients in its private client services, managed account programs and institutional investment management services. The capital gain, net of income taxes and minority interest, which would be recognized upon the closing of the transaction in 2005 is not expected to be material to the Company. Estimated contingent payments received from Federated in the five years following the closing are expected to be similar in amount to the business's anticipated profit contribution over that period. The overall effect on earnings is, therefore, expected to be immaterial.

OTHER DISCONTINUED OPERATIONS

Earnings from Other Discontinued Operations of $7.9 million in 2004 as compared to $3.4 million in 2003 reflect releases of the allowance for future losses due primarily to improved actual and projected investment results.

LIQUIDITY AND CAPITAL RESOURCES

AXA EQUITABLE

The principal sources of AXA Equitable's cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities, sales of other General Account Investment Assets and dividends and distributions from subsidiaries.

AXA Equitable's liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products in its continuing operations; the liabilities of discontinued operations; shareholder dividends to AXA Financial; and operating expenses, including debt service. AXA Equitable's liabilities include the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

Sources of Liquidity. AXA Equitable's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of highly liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2004, this asset pool included an aggregate of $939.3 million in highly liquid short-term investments, as compared to $826.3 million at December 31, 2003. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable's liquidity needs.

                                       7-7

Other liquidity sources include dividends and distributions from Alliance. In 2004, AXA Equitable received cash distributions from Alliance and Alliance Holding of $174.2 million as compared to $241.9 million in 2003. Cash distributions in 2004 were lower as a result of the market timing settlements at Alliance.

Management believes there is sufficient liquidity in the form of short-term assets and its bond portfolio together with cash flows from operations, scheduled maturities of fixed maturities and borrowings available under its commercial paper program and bank credit facilities to satisfy AXA Equitable's liquidity needs.

Liquidity Requirements. AXA Equitable's liquidity needs are affected by fluctuations in mortality and other benefit payments and in the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Insurance," as well as by dividends to its shareholder. In 2004 and 2003, respectively, AXA Equitable paid shareholder dividends totaling $ 500.0 million and $400.0 million.

Management from time to time explores selective acquisition opportunities in insurance and investment services businesses.

Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Bernstein Put. In connection with Alliance's acquisition of Bernstein, the Holding Company agreed to provide liquidity to the former Bernstein shareholders after a two-year lock-out period which ended October 2002. In fourth quarter 2002, a subsidiary of AXA Equitable, as designee of the Holding Company, acquired 8.16 million of these Alliance Units at the aggregate market price of $249.7 million; there were no additional acquisitions in 2003. On March 5, 2004, a subsidiary of AXA Equitable acquired 8.16 million Alliance Units for an aggregate market price of $308.7 million. On December 21, 2004 the Holding Company and a subsidiary of AXA Equitable acquired 5.61 million and 2.55 million additional Alliance units for aggregate market price of $225.0 million and $102.0 million, respectively. At December 31, 2004, the Company's consolidated economic interest in Alliance was 46.4% while AXA Financial's total consolidated economic interest in Alliance was approximately 61.3%. The remaining 16.3 million Alliance Units still held by the former Bernstein shareholders at December 31, 2004 may be sold to the Holding Company or its designee at the prevailing market price over the remaining five years ending in 2009. Generally, not more than 20% of the original Units issued to the former Bernstein shareholders may be put to the Holding Company in any one annual period.

ALLIANCE

Alliance's principal sources of liquidity have been cash flows from operations and proceeds from the issuance, both publicly and privately, of debt and Alliance Units. Alliance requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes.

Alliance has an $800.0 million five-year revolving credit facility entered into in September 2002 with a group of commercial banks and other lenders. Of the total, $425 million provides back-up liquidity for Alliance's $425 million commercial paper program, with the balance available for general purposes, including capital expenditures and funding payment of deferred sales commissions to financial intermediaries. The facility's interest rate, at Alliance's option, is a floating rate generally based on a defined prime rate, a rate related to LIBOR or the Federal funds rate. To supplement its commercial paper program, Alliance maintains a $100 million Extendible Commercial Notes ("ECN") program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. No amounts were outstanding at December 31, 2003 under any of these programs.

Certain of Alliance's deferred and other compensation plans provide for the election by participants to receive Alliance Holding units or Alliance sponsored mutual funds. From time to time, Alliance will fund participant elections. In 2004 and 2003, respectively, subsidiaries of Alliance purchased Alliance Holding units totaling $46.6 million and $72.4 million for such plans.

Management believes Alliance's substantial equity base, its access to public and private debt and its cash flows from operations will provide the financial resources to meet its capital and general business requirements. For further information, see Alliance's Annual Report on Form 10-K for the year ended December 31, 2004.

                                       7-8

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. At December 31, 2004, AXA Equitable had outstanding a $400.0 million, 5.89% loan to AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. Alliance provides investment management and related services to AXA, the Holding Company and AXA Equitable and certain of their subsidiaries and affiliates. In 2001, Alliance entered into joint ventures with an Australian affiliate of AXA and recognized management fees of $19.8 million, $15.0 million and $12.4 million in 2004, 2003 and 2002, respectively. The Holding Company, AXA Equitable and Alliance, along with other AXA affiliates, participate in certain cost sharing and servicing agreements that include technology and professional development arrangements. Payments by AXA Equitable to AXA totaled approximately $30.2 million and $16.7 million in 2004 and 2003, respectively. See Notes 19 and 22 of Notes to the Consolidated Financial Statements and Alliance's Report on Form 10-K for the year ended December 31, 2004 for information on related party transactions.

A schedule of future payments under certain of the Company's consolidated contractual obligations follows:

                                    CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2004
                                                   (IN MILLIONS)

                                                                        PAYMENTS DUE BY PERIOD
                                                    ----------------------------------------------------------------
                                                         LESS THAN                                      OVER
                                        TOTAL             1 YEAR      1 - 3 YEARS   4 - 5 YEARS        5 YEARS
                                    --------------- ----------------  ------------ ------------- -------------------

CONTRACTUAL OBLIGATIONS:

   LONG-TERM DEBT.................. $   1,008.3     $     399.9       $    408.4   $       -      $       200.0
   OPERATING LEASES................     1,273.2           131.9            231.8         193.7            715.8
                                    --------------- ----------------  ------------ -------------  ------------------

     TOTAL CONTRACTUAL
       OBLIGATIONS................. $   2,281.5     $     531.8       $    640.2   $     193.7    $       915.8
                                    =============== ================  ============ ============= ===================


Interest on long-term debt will be approximately $130.9 million, $76.0 million, $60.0 million, $58.3 million and $56.5 million in 2005, 2006, 2007, 2008 and
2009, respectively. The Company also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments depends upon such factors as the mortality and persistency of its customer base.

Alliance funded participant elections under certain of its deferred compensation plans during the first two months of 2005. Alliance made purchases of the cash equivalent of the notional value of company-sponsored mutual funds totaling $186.0 million. Alliance Holding units with an aggregate value of approximately $35.0 million previously purchased and held in a deferred compensation trust at December 31, 2004 were allocated towards this award. Alliance had a $148.0 million accrual for compensation and benefits, of which $48.4 million is expected to be paid in 2006-2007, $27.7 million in 2008-2009 and the rest thereafter. Further, Alliance expects to make contributions to its qualified profit sharing plan of approximately $21.0 million in each of the next four years. Alliance is required to contribute additional amounts to its qualified noncontributory defined retirement plan by January 15, 2006. The current estimate of this payment is $3.5 million; Alliance expects to make this contribution during 2005.

In addition, the Company has obligations under contingent commitments at December 31, 2003, including: Alliance's revolving credit facility and commercial paper program; Alliance's $100.0 million ECN program; the Insurance Group's $169.9 million letters of credit; Alliance's $125.0 million guarantee on behalf of SCB LLC; and the Company's guarantees or commitments to provide equity financing to certain limited partnerships of $418.2 million. Information on these contingent commitments can be found in Notes 10, 15 and 21 of Notes to Consolidated Financial Statements.

Further, the Company is exposed to potential risk related to its own ceded reinsurance agreements with other insurers and to insurance guaranty fund laws in all 50 states, the District of Columbia and Puerto Rico. Under these laws, insurers doing business in these states can be assessed amounts up to prescribed limits to protect policyholders of companies that become impaired or insolvent.


                                       7-9

CRITICAL ACCOUNTING ESTIMATES

The Company's management narrative is based upon the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to investments, recognition of insurance income and related expenses, DAC, future policy benefits, recognition of Investment Services revenues and related expenses and pension cost. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

DAC - For universal life and investment-type contracts and participating traditional life policies, DAC amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised. Additionally, the level of operating expenses of the Insurance Group that can be deferred is another significant factor in that business' reported profitability in any given period.

Future Policy Benefits - Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses and, in the case of participating policies, expected annual and terminal dividends. Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates. Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses. The allowance for future losses for the discontinued Wind-Up Annuities business is based upon numerous estimates and subjective judgments regarding the expected performance of the related invested assets, future asset reinvestment rates and future benefit payments.

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


                                       7-10

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

Consolidation - The Company includes in its consolidated financial statements the accounts and activities of AXA Equitable, those of its subsidiaries engaged in insurance related businesses; other subsidiaries, principally Alliance; and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation. All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation.

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

Increased volatility of equity markets can impact profitability of the Insurance and Investment Services segments. For the Insurance Group, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB and other guaranteed features, sustained periods with declines in the value of underlying Separate Account investments would increase the Insurance Group's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts.

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

                                       7-11

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

Other Risks of the Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of the Company's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of additional channels; the financial and claims-paying ratings of AXA Equitable; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers' expectations; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends.

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

The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives, secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity product, Accumulator(R) `04; the Company's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and other guaranteed features, the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks or the war on terrorism. With regard to terrorism generally, in August 2004, the Federal government announced a heightened threat level for financial institutions. In establishing the amount of the

                                       7-12
liabilities and reserves of the Insurance Group associated with the risks assumed in connection with reinsurance pools and arrangements, the Insurance Group relies on the accuracy and timely delivery of data and other information from ceding companies.

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

Other Risks of the Investment Services Segment. Alliance's revenues are largely dependent on the total value and composition of assets under its management and are, therefore, affected by the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, additions and withdrawals of assets, purchases and redemptions of mutual funds and shifts of assets between accounts or products with different fee structures, as well as general economic conditions, future acquisitions, competitive conditions and government regulations, including tax rates. See "Results of Continuing Operations by Segment - Investment Services" contained herein. Recently, a number of regulators have been focusing attention on various practices in or affecting the investment management and/or mutual fund industries, including, among others, late trading, market timing, revenue sharing and directed brokerage. In December 2003, Alliance resolved regulatory claims with the SEC and NYAG related to market timing in certain of its mutual funds. Alliance's involvement in the market timing investigations and related matters may have an adverse effect on the Company's and Alliance's assets under management, including an increase in mutual fund redemptions, and may cause general reputational damage, both of which could adversely affect the Company's and Alliance's results of operations.

Payments of sales commissions by Alliance to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. Contingent deferred sales charge ("CDSC") cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $254.5 million and $387.2 million at December 31, 2004 and 2003, respectively. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system, net of CDSC received of $32.9 million, $37.5 million and $52.8 million, respectively, totaled approximately $44.6 million, $94.6 million and $81.6 million during 2004, 2003 and 2002, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Significant assumptions utilized to estimate the company's future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At December 31, 2004, Alliance's management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year and one-year periods ended December 31, 2004. Based on the actual redemption rates, including increased redemption rates experienced more recently, Alliance's management used a range of possible annual redemption rates of 19%, 23% and 25% at December 31, 2004, calculated as a percentage of the company's average assets under management of back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Alliance's management considers the results of these analyses performed at various dates. As of December 31, 2004, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

                                       7-13

During 2004, equity markets increased by approximately 11% as measured by the change in the Standard & Poor's 500 Stock Index while fixed income markets increased by approximately 4% as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares was approximately 25.1% in 2004. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. The Holding Company's insurance subsidiaries, including AXA Equitable, like other life and health insurers, are involved in such litigation. While no such lawsuit has resulted in an award or settlement of any material amount against the Company to date, its results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against the Holding Company and its subsidiaries. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies including, among others, state insurance and securities regulators could result in adverse publicity, sanctions and fines. In the last year, AXA Equitable, EQAT, Multimanager Trust, VIP Trust, AXA Advisors, AXA Distributors and other AXA Financial

                                       7-14
subsidiaries have provided information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation suitability, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanctions could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings" contained herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial Statements for pronouncements issued but not effective at December 31, 2004.

Regulation. The businesses conducted by the Holding Company's subsidiaries, including AXA Equitable, are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Changes in the regulatory environment, including increased activism by state attorneys general and insurance commissioners, could have a material impact on operations and results. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. See "Business - Regulation" contained herein.

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

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 86.5% of the carrying value of General Account Investment Assets at December 31, 2004. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2004 and 2003 would have on the fair value of fixed maturities and mortgage loans:

                                                 INTEREST RATE RISK EXPOSURE
                                                        (IN MILLIONS)

                                                      DECEMBER 31, 2004                       December 31, 2003
                                              ------------------------------------  ------------------------------------
                                                                    BALANCE AFTER                        Balance After
                                                      FAIR            +100 BASE             Fair           +100 Basis
                                                      VALUE         POINT CHANGE           Value          Point Change
                                              ------------------  ----------------  -----------------  -----------------

      Continuing Operations:
        Fixed maturities:
          Fixed rate........................  $     30,778.2      $     29,152.5    $   29,144.7       $     27,690.1
          Floating rate.....................           305.3               303.1           350.8                349.9
        Mortgage loans......................         3,321.4             3,186.1         3,761.7              3,614.2

      Other Discontinued Operations:
        Fixed maturities:
          Fixed rate........................  $        702.1      $        673.9    $      716.4       $        685.8
        Mortgage loans......................            23.0                22.6            69.4                 68.0


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

                                      7A-1

The investment portfolios also have direct holdings of public and private equity securities. In 2003 prior to the implementation of SOP 03-1, the General Account was exposed to equity price risk from the excess of Separate Accounts assets over Separate Accounts liabilities. In 2004, such amounts are included in General Account assets. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2004 and 2003:


                                                EQUITY PRICE RISK EXPOSURE
                                                      (IN MILLIONS)

                                                    DECEMBER 31, 2004                      December 31, 2003
                                        ----------------------------------------- ---------------------------------
                                                              BALANCE AFTER                         Balance After
                                              FAIR            -10% EQUITY              Fair           -10% Equity
                                              VALUE           PRICE CHANGE            Value         Price Change
                                        ------------------  --------------------- -------------  --------------------

Insurance Group:
  Continuing operations..............   $       229.7       $        206.7        $       13.5   $         12.2
  Other Discontinued Operations......              .3                   .2                  .5               .5
  Excess of Separate Accounts assets
    over Separate Accounts
    liabilities......................             -                   -                  137.5            123.8


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

At years end 2004 and 2003, the aggregate carrying value of policyholders liabilities were $41,819.3 million and $40,122.7 million, respectively, including $17,730.2 million and $16,802.1 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2004 and 2003 were $18,137.5 million and $17,219.9 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $18,760.2 million and $17,891.8 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to AXA Equitable from interest rate movements of 100 basis points and from equity price changes of 10% from year end 2004 levels.

The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group's exposure to interest rate fluctuations. As more fully described in Notes 2 and 14 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate caps and floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt. In addition, the Company periodically enters into forward and futures contracts to hedge certain equity exposures, including the program to hedge certain risks associated with the GMDB/GMIB features of certain annuity products. To minimize credit risk exposure associated with its derivative, transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

                                      7A-2

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

At years end 2004 and 2003, the fair values of the Insurance Group's derivatives were $5.8 million and $9.7 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.


                            INSURANCE GROUP - DERIVATIVE FINANCIAL INSTRUMENTS
                             (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)

                                                                           INTEREST RATE SENSITIVITY

                                                            ------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE       BALANCE AFTER                         BALANCE AFTER
                              NOTIONAL          TERM           -100 BASIS            FAIR            +100 BASIS
                               AMOUNT          (YEARS)        POINT CHANGE           VALUE          POINT CHANGE
                           ---------------  --------------  ----------------  ---------------- -------------------

DECEMBER 31, 2004
   Options:
     Floors..............   $  12,000.0           2.60       $        38.0    $        5.8        $         1.8
     Futures.............         156.7            .22                 9.5             -                   (9.5)
                           ---------------                  ----------------  ---------------- -------------------
Total....................   $  12,156.7                      $        47.5    $        5.8        $        (7.7)
                           ===============                  ================  ================ ===================

December 31, 2003
   Options:
     Floors..............   $  12,000.0           3.61       $        20.1    $        9.7        $          .5
                           ===============                  ================  ================ ===================

                                                                                       EQUITY SENSITIVITY
                                                                              ------------------------------------
                                                                                                    BALANCE AFTER
                                                                                      FAIR           -10% EQUITY
                                                                                     VALUE           PRICE SHIFT
                                                                              ---------------- -------------------

DECEMBER 31, 2004
   Futures ..............   $    (956.6)           .22                        $        -          $        95.7
                           ===============                                    ================ ===================

December 31, 2003
   Futures...............   $     274.8            .22                        $        -          $        27.5
                           ===============                                    ================ ===================

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under SFAS No. 133 and were reported at their fair values of $90.4 million and $29.0 million at December 31, 2004 and 2003, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2004 and 2003, respectively, would increase the balances of these reinsurance contracts to $153.8 million and $94.4 million.


                                      7A-3

At the end of 2004 and of 2003, the aggregate fair values of long-term debt issued by AXA Equitable were $243.7 million and $673.4 million, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2004 and of 2003.

                                            INTEREST RATE RISK EXPOSURE
                                                   (IN MILLIONS)

                                                 DECEMBER 31, 2004                      December 31, 2003
                                       -------------------------------------  --------------------------------------
                                                            BALANCE AFTER                           Balance After
                                              FAIR            -100 BASIS            Fair             -100 Basis
                                              VALUE          POINT CHANGE           Value           Point Change
                                       -----------------  ------------------  ------------------  ------------------

Continuing Operations:
Fixed rate........................     $     243.7        $       263.5       $     673.4         $      701.8

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

The table below provides Alliance's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2004 and 2003:

                                             EQUITY PRICE RISK EXPOSURE
                                                   (IN MILLIONS)

                                                 DECEMBER 31, 2004                      December 31, 2003
                                       -------------------------------------  --------------------------------------
                                                            BALANCE AFTER                           Balance After
                                              FAIR            +100 BASIS            Fair             +100 Basis
                                              VALUE          POINT CHANGE           Value           Point Change
                                       -----------------  ------------------  ------------------  ------------------

Fixed Income Investments:
  Trading............................  $      30.0         $     28.6         $      17.0          $     16.1
  Non trading........................          2.1                2.0                 2.8                 2.7

Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent Alliance management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed income mutual funds and fixed income hedge funds, they are based on Alliance's exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to Alliance management's assessment of changing market conditions and available investment opportunities.

                                      7A-4

Other investments include Alliance's investments in hedge funds sponsored by Alliance. The following table presents Alliance's potential exposure from its investments in equity mutual funds and equity hedge funds, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2004 and 2003:


                                            INTEREST RATE RISK EXPOSURE
                                                   (IN MILLIONS)

                                                 DECEMBER 31, 2004                      December 31, 2003
                                       -------------------------------------  --------------------------------------
                                                             BALANCE AFTER                          Balance After
                                             FAIR          -10% EQUITY PRICE        Fair          +100 Basis Point
                                            VALUE                CHANGE             Value               Change
                                       -----------------  ------------------  ------------------  ------------------

Fixed Income Investments:
  Trading............................       $126.9                $114.3           $58.8                $53.0
  Non trading........................         94.5                  85.0            71.8                 64.6

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent Alliance management's view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of equity mutual funds and equity hedge funds, they are based on Alliance's exposure at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to Alliance management's assessment of changing market conditions and available investment opportunities. At December 31, 2004, management believes Alliance's estimates of its derivative and credit quality risks related to Alliance's investment portfolios were not material to AXA Financial.

At December 31, 2004 and 2003, respectively, Alliance's fixed rate debt had an aggregate fair value of $422.2 and $432.4 million. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing at year-end 2004 and 2003:

                                         INTEREST RATE RISK EXPOSURE
                                                (IN MILLIONS)

                                               DECEMBER 31, 2004                        December 31, 2003
                                  ------------------------------------------- --------------------------------------
                                                                                                            Balance
                                                 BALANCE      BALANCE AFTER                               After -10%
                                                AFTER -100        -10%                     Balance After   Exchange
                                                BASIS POINT     EXCHANGE                    -100 Basis       Rate
                                  FAIR VALUE      CHANGE       RATE CHANGE    Fair Value   Point Change     Change
                                  -----------   -----------   -------------   ----------   ------------  ------------

Long-term debt-non-trading......    $422.1        $439.5          $423.0        $432.4       $451.9         $433.1

For further information on Alliance's market risk, see Alliance Holding's and Alliance's Annual Reports on Form 10-K for the year ended December 31, 2004.

                                     7A-5

PART II, ITEM 8.


                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                      AXA EQUITABLE LIFE INSURANCE COMPANY

Report of Independent Registered Public Accounting Firm...................................................  F-1

Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2004 and 2003.................................................  F-2
  Consolidated Statements of Earnings, Years Ended December 31, 2004, 2003  and 2002......................  F-3
  Consolidated Statements of Shareholder's Equity and Comprehensive Income, Years Ended
    December 31, 2004, 2003 and 2002......................................................................  F-4
  Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003 and 2002.....................  F-5
  Notes to Consolidated Financial Statements..............................................................  F-7

Report of Independent Registered Public Accounting Firm  on Financial Statement Schedules.................  F-55

Consolidated Financial Statement Schedules:
   Schedule I - Summary of Investments -  Other than Investments in Related Parties,
    December 31, 2004.....................................................................................  F-56
   Schedule II - Balance Sheets (Parent Company), December 31, 2004 and 2003..............................  F-57
   Schedule II - Statements of Earnings (Parent Company), Years Ended
    December 31, 2004, 2003 and 2002......................................................................  F-58
   Schedule II - Statements of Cash Flows (Parent Company), Years Ended
    December 31, 2004, 2003 and 2002......................................................................  F-59
   Schedule III - Supplementary Insurance Information, Years Ended
    December 31, 2004, 2003 and 2002......................................................................  F-60
   Schedule IV - Reinsurance, Years Ended December 31, 2004, 2003 and 2002................................  F-63


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AXA Equitable Life Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries ("AXA Equitable") at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the AXA Equitable's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of Notes to the Consolidated Financial Statements, in 2004 AXA Equitable changed its method of accounting for variable interest entities and certain nontraditional long-duration contracts and for Separate Accounts and in 2002 changed its method of accounting for variable annuity products that contain guaranteed minimum income benefit features, and its method of accounting for intangible and long-lived assets.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 31, 2005

                                        AXA EQUITABLE LIFE INSURANCE COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 2004 AND 2003

                                                                                 DECEMBER 31,          December 31,
                                                                                    2004                  2003
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

ASSETS

Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    30,722.3        $    29,095.5
  Mortgage loans on real estate.............................................        3,131.9              3,503.1
  Equity real estate, held for the production of income.....................          643.2                656.5
  Policy loans..............................................................        3,831.4              3,894.3
  Other equity investments..................................................        1,010.5                789.1
  Other invested assets.....................................................        1,112.1                825.2
                                                                              -----------------    -----------------
      Total investments.....................................................       40,451.4             38,763.7
Cash and cash equivalents...................................................        1,680.8                999.1
Cash and securities segregated, at estimated fair value.....................        1,489.0              1,285.8
Broker-dealer related receivables...........................................        2,187.7              2,284.7
Deferred policy acquisition costs...........................................        6,813.9              6,290.4
Goodwill and other intangible assets, net...................................        3,761.4              3,513.4
Amounts due from reinsurers.................................................        2,549.6              2,460.4
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        3,600.9              3,829.7
Separate Accounts' assets...................................................       61,559.4             54,438.1
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   124,494.1        $   114,265.3
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    26,875.1        $    25,307.7
Future policy benefits and other policyholders liabilities..................       14,099.6             13,934.7
Broker-dealer related payables..............................................          945.9              1,261.8
Customers related payables..................................................        2,658.7              1,897.5
Amounts due to reinsurers...................................................          994.0                936.5
Short-term and long-term debt...............................................        1,255.5              1,253.2
Income taxes payable........................................................        2,714.8              2,362.8
Other liabilities...........................................................        1,859.6              2,006.9
Separate Accounts' liabilities..............................................       61,559.4             54,300.6
Minority interest in equity of consolidated subsidiaries....................        2,040.4              1,744.9
Minority interest subject to redemption rights..............................          266.6                488.1
                                                                              -----------------    -----------------
      Total liabilities.....................................................      115,269.6            105,494.7
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 12, 14, 15, 16 and 17)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,890.9              4,848.2
Retained earnings...........................................................        3,457.0              3,027.1
Accumulated other comprehensive income......................................          874.1                892.8
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        9,224.5              8,770.6
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   124,494.1        $   114,265.3
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                                        AXA EQUITABLE LIFE INSURANCE COMPANY
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                      2004               2003               2002
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)

REVENUES
Universal life and investment-type product
  policy fee income...........................................   $    1,595.4       $     1,376.7      $     1,315.5
Premiums......................................................          879.6               889.4              945.2
Net investment income.........................................        2,501.4             2,386.9            2,377.2
Investment gains (losses), net................................           65.0               (62.3)            (278.5)
Commissions, fees and other income............................        3,355.0             2,811.8            2,987.6
                                                                -----------------  -----------------  -----------------
      Total revenues..........................................        8,396.4             7,402.5            7,347.0
                                                                -----------------  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.......................................        1,867.1             1,708.2            2,036.0
Interest credited to policyholders' account balances..........        1,038.1               969.7              972.5
Compensation and benefits.....................................        1,604.9             1,327.0            1,244.3
Commissions...................................................        1,017.3               991.9              788.8
Distribution plan payments....................................          374.2               370.6              392.8
Amortization of deferred sales commissions....................          177.4               208.6              229.0
Interest expense..............................................           76.8                82.3               95.7
Amortization of deferred policy acquisition costs.............          472.9               434.6              296.7
Capitalization of deferred policy acquisition costs...........       (1,015.9)             (990.7)            (754.8)
Rent expense..................................................          185.0               165.8              168.8
Amortization of other intangible assets, net..................           22.9                21.9               21.2
Alliance charge for mutual fund matters and legal proceedings.            -                 330.0                -
Other operating costs and expenses............................          901.5               832.4              827.4
                                                                -----------------  -----------------  -----------------
      Total benefits and other deductions.....................        6,722.2             6,452.3            6,318.4
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before
  income taxes and minority interest..........................        1,674.2               950.2            1,028.6
Income taxes..................................................         (396.3)             (240.5)             (50.9)
Minority interest in net income of consolidated subsidiaries..         (384.1)             (188.7)            (362.8)
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations...........................          893.8               521.0              614.9
Earnings from other discontinued operations,
  net of income taxes.........................................            7.9                 3.4                5.6
Gain on sale of real estate held-for-sale, net of income taxes           31.1                 -                  -
Cumulative effect of accounting changes, net of
  income taxes................................................           (2.9)                -                (33.1)
                                                                -----------------  -----------------  -----------------
Net Earnings..................................................   $      929.9       $       524.4      $       587.4
                                                                =================  =================  =================





                 See Notes to Consolidated Financial Statements.

                                        AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                         2004               2003               2002
                                                                   -----------------   ----------------   ----------------
                                                                                       (IN MILLIONS)


Common stock, at par value, beginning and end of year.........      $         2.5       $        2.5       $        2.5
                                                                   -----------------   ----------------   ----------------

Capital in excess of par value, beginning of year.............            4,848.2            4,812.8            4,753.6
Increase in additional paid in capital
    in excess of par value....................................               42.7               35.4               59.2
                                                                   -----------------   ----------------   ----------------
Capital in excess of par value, end of year...................            4,890.9            4,848.2            4,812.8
                                                                   -----------------   ----------------   ----------------

Retained earnings, beginning of year..........................            3,027.1            2,902.7            2,815.3
Net earnings..................................................              929.9              524.4              587.4
Shareholder dividends paid....................................             (500.0)            (400.0)            (500.0)
                                                                   -----------------   ----------------   ----------------
Retained earnings, end of year................................            3,457.0            3,027.1            2,902.7
                                                                   -----------------   ----------------   ----------------

Accumulated other comprehensive income,
  beginning of year...........................................              892.8              681.1              215.4
Other comprehensive (loss) income.............................              (18.7)             211.7              465.7
                                                                   -----------------   ----------------   ----------------
Accumulated other comprehensive income, end of year...........              874.1              892.8              681.1
                                                                   -----------------   ----------------   ----------------

TOTAL SHAREHOLDER'S EQUITY, END OF YEAR.......................      $     9,224.5       $    8,770.6       $    8,399.1
                                                                   =================   ================   ================

COMPREHENSIVE INCOME
Net earnings..................................................      $       929.2       $      524.4       $      587.4
                                                                   -----------------   ----------------   ----------------
Change in unrealized (losses) gains, net of reclassification
   adjustments................................................              (31.1)             211.7              465.6
Minimum pension liability adjustment..........................                -                  -                   .1
Cumulative effect of accounting changes.......................               12.4                -                  -
                                                                   -----------------   ----------------   ----------------
Other comprehensive income....................................              (18.7)             211.7              465.7
                                                                   -----------------   ----------------   ----------------
COMPREHENSIVE INCOME..........................................      $       911.2       $      736.1       $    1,053.1
                                                                   =================   ================   ================











                 See Notes to Consolidated Financial Statements.

                                        AXA EQUITABLE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                       2004                2003               2002
                                                                 -----------------   -----------------  -----------------
                                                                                      (IN MILLIONS)


Net earnings..................................................    $       929.9       $      524.4       $       587.4
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Interest credited to policyholders' account balances........          1,038.1              969.7               972.5
  Universal life and investment-type product
    policy fee income.........................................         (1,595.4)          (1,376.7)           (1,315.5)
  Net change in broker-dealer and customer related
    receivables/payables......................................            379.6               22.5              (237.3)
  Investment (gains) losses, net..............................            (65.0)              62.3               278.5
  Change in deferred policy acquisition costs.................           (543.0)            (556.1)             (458.1)
  Change in future policy benefits............................            129.3              (97.4)              218.0
  Change in property and equipment............................            (69.3)             (55.8)              (76.6)
  Change in income tax payable................................            349.6              246.3                93.3
  Change in accounts payable and accrued expenses.............            (27.4)             276.8                (8.9)
  Change in segregated cash and securities, net...............           (203.2)            (111.5)              240.8
  Minority interest in net income of consolidated subsidiaries            386.8              188.7               362.8
  Change in fair value of guaranteed minimum income
    benefit reinsurance contracts.............................            (61.0)              91.0              (120.0)
  Amortization of deferred sales commissions..................            177.4              208.6               229.0
  Amortization of other intangible assets, net................             22.9               21.9                21.2
  Other, net..................................................            194.3              272.6              (114.2)
                                                                 -----------------   -----------------  -----------------
Net cash provided by operating activities.....................          1,043.6              687.3               672.9
                                                                 -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................          3,341.9            4,216.4             2,996.0
  Sales.......................................................          2,983.6            4,818.2             8,035.9
  Purchases...................................................         (7,052.5)         (11,457.9)          (12,709.0)
  Change in short-term investments............................            (77.2)             610.7              (568.9)
  Purchase of minority interest in consolidated subsidiary ...           (410.7)               -                (249.7)
  Other, net..................................................            169.7               89.3               126.6
                                                                 -----------------   -----------------  -----------------
Net cash used by investing activities.........................         (1,045.2)          (1,723.3)           (2,369.1)
                                                                 -----------------   -----------------  -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................          4,029.4            5,639.1             4,328.5
    Withdrawals and transfers to Separate Accounts............         (2,716.0)          (3,181.1)           (2,022.9)
  Net change in short-term financings.........................              -                (22.1)             (201.2)
  Shareholder dividends paid..................................           (500.0)            (400.0)             (500.0)
  Other, net..................................................           (130.1)            (270.4)             (318.6)
                                                                 -----------------   -----------------  -----------------
Net cash provided by financing activities.....................            683.3            1,765.5             1,285.8
                                                                 -----------------   -----------------  -----------------

Change in cash and cash equivalents...........................            681.7              729.5              (410.4)
Cash and cash equivalents, beginning of year..................            999.1              269.6               680.0
                                                                 -----------------   -----------------  -----------------
Cash and Cash Equivalents, End of Year........................    $     1,680.8       $      999.1       $       269.6
                                                                 =================   =================  =================

                                        AXA EQUITABLE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                    (CONTINUED)

                                                                      2004               2003               2002
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)

Supplemental cash flow information:
  Interest Paid...............................................   $       86.2       $        91.0      $        80.5
                                                                =================  =================  =================
  Income Taxes Paid (Refunded)................................   $      154.4       $       (45.7)     $      (139.6)
                                                                =================  =================  =================









                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  ORGANIZATION

    In 2004, The Equitable Life Assurance Society of the United States was renamed to AXA Equitable Life Insurance Company ("AXA Equitable"). AXA Equitable, collectively with its consolidated subsidiaries (the "Company"), is an indirect, wholly owned subsidiary of AXA Financial, Inc. (the "Holding Company," and collectively with its consolidated subsidiaries, "AXA Financial"). The Company's insurance business is conducted principally by AXA Equitable and its wholly owned life insurance subsidiary, AXA Life and Annuity Company ("AXA Life"), whose name was changed in 2004 from The Equitable of Colorado. The Company's investment management business, which comprises the Investment Services segment, is principally conducted by Alliance Capital Management L.P. ("Alliance").

    In October 2000, Alliance acquired substantially all of the assets and liabilities of SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In the fourth quarter of 2002, the Company acquired 8.16 million units in Alliance ("Alliance Units") at the aggregate market price of $249.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement (see Note 2). In March and December 2004, the Company acquired a total of 10.7 million Alliance Units at the aggregated market price of $410.7 million from SCB Inc. and SCB Partners, Inc. under this preexisting agreement. As a result of the 2004 transactions, the Company recorded additional goodwill of $217.9 million and other intangible assets of $26.9 million.

    The Company's consolidated economic interest in Alliance was 46.4% at December 31, 2004, and together with it's ownership with other AXA Financial companies, the consolidated economic interests in Alliance was approximately 61.3%.

    In July 2004, the Holding Company completed its acquisition of The MONY Group Inc. ("MONY"). The acquisition provides AXA Financial with additional scale in distribution, client base and assets under management.

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

2)  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation and Principles of Consolidation
    -----------------------------------------------------

    The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented.

    The accompanying consolidated financial statements include the accounts of AXA Equitable and its subsidiary engaged in insurance related businesses (collectively, the "Insurance Group"); other subsidiaries, principally Alliance; and those investment companies, partnerships and joint ventures in which AXA Equitable or its subsidiaries has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation.

    All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation. The years "2004," "2003" and "2002" refer to the years ended December 31, 2004, 2003 and 2002, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods with the current presentation.

    Closed Block
    ------------

    As a result of demutualization, Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its own participating policyholders.

    Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of the Holding Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of AXA Equitable's General Account, any of its Separate Accounts or any affiliate of AXA Equitable without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block that would be recognized in income over the period the policies and contracts in the Closed Block remain in force.

    Other Discontinued Operations
    -----------------------------

    In 1991, management discontinued the business of certain pension business operations ("Other Discontinued Operations"). Other Discontinued Operations principally consist of the group non-participating wind-up annuity products, the terms of which were fixed at issue, which were sold to corporate sponsors of terminated qualified defined benefit plans ("Wind-Up Annuities"), for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2004 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Other Discontinued Operations ("Discontinued Operations Investment Assets"). There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See
    Note 8 of Notes to Consolidated Financial Statements.

    Accounting Changes
    ------------------

    At March 31, 2004, the Company completed its transition to the consolidation and disclosure requirements of FIN No. 46(R), "Consolidation of Variable Interest Entities, Revised".

    At December 31, 2004, the Insurance Group's General Account held $34.1 million of investment assets issued by VIEs and determined to be significant variable interests under FIN No. 46(R). As reported in the consolidated balance sheet, these investments included $32.9 million of fixed maturities (collateralized debt and loan obligations) and $1.2 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2004 represent the Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

    Management of Alliance has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that Alliance is required to consolidate under FIN No. 46(R). These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia ("collectively "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures.

    As a result of its review, Alliance Capital had consolidated an investment in a joint venture and its funds under management. At December 31, 2004, Alliance Capital sold this investment and accordingly, no longer consolidates this investment and its funds under management.

    Alliance Capital derived no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

    Alliance has significant variable interests in certain other VIEs with approximately $845 million in client assets under management. However, these VIEs do not require consolidation because management has determined that Alliance is not the primary beneficiary. Alliance's maximum exposure to loss in these entities is limited to its nominal investments in and prospective investment management fees earned from these entities.

    Effective January 1, 2004, the Company adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in the Company's accounting policies relating to (a) general account interests in separate accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts, (c) liabilities related to group pension participating contracts, and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

    The adoption of SOP 03-1 required changes in several of the Company's accounting policies relating to separate account assets and liabilities. The Company now reports the General Account's interests in separate accounts as trading account securities in the consolidated balance sheet; prior to the adoption of SOP 03-1, such interests were included in Separate Accounts' assets. Also, the assets and liabilities of two Separate Accounts are now presented and accounted for as General Account assets and liabilities, effective January 1, 2004. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying 2004 consolidated financial statements. These two Separate Accounts hold assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts. In addition, liabilities associated with the market value adjustment feature are now reported at the accrued account balance. Prior to the adoption of SOP 03-1, such liabilities had been reported at market adjusted value.

    Prior to the adoption of SOP 03-1, the liabilities for group pension participating contracts were adjusted only for changes in the fair value of certain related investment assets that were reported at fair value in the balance sheet (including fixed maturities and equity securities classified as available for sale, but not equity real estate or mortgage loans) with changes in the liabilities recorded directly in Accumulated other comprehensive income to offset the unrealized gains and losses on the related assets. SOP 03-1 required an adjustment to the liabilities for group pension participating contracts to reflect the fair value of all the assets on which those contracts' returns are based, regardless of whether those assets are reported at fair value in the balance sheet. Changes in the liability related to fluctuations in asset fair values are now reported as Interest credited to policyholders' account balances in the consolidated statements of earnings.

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

    The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease in 2004 net earnings of $2.9 million and an increase in other comprehensive income of $12.4 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

    New Accounting Pronouncements
    -----------------------------

    On December 16, 2004, the FASB issued SFAS Statement No. 123(R), "Share-Based Payment". SFAS Statement No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) is effective as of the first interim or annual reporting period beginning after June 15, 2005 and generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No. 123. Entities may further elect to apply SFAS No. 123(R) on a "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date.

    As more fully described in Note 21 of Notes to Consolidated Financial Statements, the Company elected under SFAS No. 123 to continue to account for stock-based compensation using the intrinsic value method and instead to provide only pro-forma disclosure of the effect on net earnings from applying the fair value based method. Consequently, adoption of SFAS No. 123(R) would be expected to result in recognition of compensation expense for certain types of the Company's equity-settled awards, such as options to purchase AXA ADRs, for which no cost previously would have been charged to net earnings under the intrinsic value method. Similarly, certain types of the Company's cash-settled awards, such as stock appreciation rights, may be expected to result either in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to the intrinsic value method. Management of the Company currently is assessing the impact of adoption of SFAS No. 123(R), including measurement and reporting of related income tax effects, selection of an appropriate valuation model and determination of assumptions, as well as consideration of plan design issues.

    On May 19, 2004, the FASB approved the issuance of FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") for employers that sponsor postretirement health care plans that provide prescription drug benefits. MMA introduced a new prescription drug benefit under Medicare that will go into effect in 2006 and also includes a Federal subsidy payable to plan sponsors equal to 28% of certain prescription drug benefits payable to Medicare-eligible retirees. The subsidy only is available to an employer that sponsors a retiree medical plan that includes a prescription drug benefit that is at least as valuable as (i.e., actuarially equivalent to) the new Medicare coverage. The subsidy is not subject to Federal income tax.

    Clarifying regulations are expected to be issued by the Centers for Medicare and Medicaid Services to address the interpretation and determination of actuarial equivalency under MMA. In accordance with the provisions of FSP 106-2, management and its actuarial advisors will re-evaluate actuarial equivalency as new information about its interpretation or determination become available. Management and its actuarial advisors have not as yet been able to conclude whether the prescription drug benefits provided under the Company's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits for 2006 and future years. Consequently, measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for these plans at and for the period ended December 31, 2004 do not reflect any amount associated with enactment of MMA, including the subsidy.

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

    Real estate investments meeting the following criteria are classified as real estate held-for-sale:

       o Management having the authority to approve the action commits the organization to a plan to sell the property.
       o The property is available for immediate sale in its present condition subject only to terms that are usual and customary forthe sale of such assets.
       o An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing.
       o The sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year.
       o The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
       o Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

    Real estate held-for-sale is stated at depreciated cost less valuation allowances. Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or current estimated fair value, net of disposition costs. Depreciation is discontinued on real estate held-for-sale.

    Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets. The results of operations for real estate held-for-sale in each of the three years ended December 31, 2004 were not significant.

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

    Short-term investments are stated at amortized cost, which approximates fair value, and are included with other invested assets.

    Cash and cash equivalents includes cash on hand, amounts due from banks and highly liquid debt instruments purchased with an original maturity of three months or less.

    All securities owned as well as United States government and agency securities, mortgage-backed securities, futures and forwards transactions are recorded in the consolidated financial statements on a trade date basis.

    Net Investment Income, Investment Gains (Losses), Net and Unrealized
    --------------------------------------------------------------------
    Investment Gains (Losses)
    -------------------------

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

    Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by the Company are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to Other Discontinued Operations, Closed Block policyholders dividend obligation, participating group annuity contracts and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

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

    A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Expected future gross profit assumptions related to Separate Account performance are set by management using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.95% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.95% net of product weighted average Separate Account fees) and 0% (-2.05% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2004, current projections of future average gross market returns assume a 2.3% return for 2005, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 1.5 years.

    In addition, projections of future mortality assumptions related to variable and interest-sensitive life products are based on a long-term average of actual experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization. Generally, life mortality experience has been improving in recent years.

    Other significant assumptions underlying gross profit estimates relate to contract persistency and general account investment spread.

    For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2004, the average rate of assumed investment yields, excluding policy loans, was 7.0% grading to 6.3% over 10 years. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholders' equity as of the balance sheet date.

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

    AXA Equitable issues certain variable annuity products with a Guaranteed Minimum Death Benefit ("GMDB") feature. AXA Equitable also issues certain variable annuity products that contain a Guaranteed Minimum Income Benefit ("GMIB") feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base. The risk associated with the GMDB and GMIB features is that a protracted under-performance of the financial markets could result in GMDB and GMIB benefits being higher than what accumulated policyholder account balances would support. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for GMIB, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

    Reinsurance contracts covering GMIB exposure are considered derivatives under SFAS No. 133 and, therefore, are required to be reported in the balance sheet at their fair value. GMIB reinsurance fair values are reported in the consolidated balance sheets in Other assets. Changes in GMIB reinsurance fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings. Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

    For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.0% to 10.9% for life insurance liabilities and from 2.25% to 8.85% for annuity liabilities.

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

    Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $71.7 million and $69.9 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, respectively, $1,081.5 million and $1,069.8 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group (see Note 12). Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized as follows:

                                                                  2004               2003                2002
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)


        Incurred benefits related to current year..........  $        35.0       $       33.8       $       36.6
        Incurred benefits related to prior years...........           12.8               (2.8)              (6.3)
                                                            -----------------   ----------------   -----------------
        Total Incurred Benefits............................  $        47.8       $       31.0       $       30.3
                                                            =================   ================   =================

        Benefits paid related to current year..............  $        12.9       $       12.1       $       11.5
        Benefits paid related to prior years...............           33.1               34.9               37.2
                                                            -----------------   ----------------   -----------------
        Total Benefits Paid................................  $        46.0       $       47.0       $       48.7
                                                            =================   ================   =================

    Policyholders' Dividends
    ------------------------

    The amount of policyholders' dividends to be paid (including dividends on policies included in the Closed Block) is determined annually by AXA Equitable's board of directors. The aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by AXA Equitable.

    At December 31, 2004, participating policies, including those in the Closed Block, represent approximately 16.5% ($32.6 billion) of directly written life insurance in-force, net of amounts ceded.

    Separate Accounts
    -----------------

    Generally, Separate Accounts established under New York State Insurance Law generally are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. Separate Accounts' assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in the Separate Accounts are carried at quoted market values or, where quoted values are not readily available, at estimated fair values as determined by the Insurance Group. The assets and liabilities of three Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders. Two of those Separate Accounts were reclassified to the general account in connection with the adoption of SOP 03-1 as of January 1, 2004.

    The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2004, 2003 and 2002, investment results of such Separate Accounts were gains (losses) of $2,191.4 million, $(466.2) million and $(4,740.7) million, respectively.

    Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all Separate Accounts are included in revenues.

    Recognition of Investment Management Revenues and Related Expenses
    ------------------------------------------------------------------

    Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and services base fees, generally calculated as a percentage, referred to as "basis points", of assets under management for clients, are recorded as revenue as the related services are performed; they include brokerage transactions charges of Sanford C. Bernstein & Co., LLC ("SCB LLC"), a wholly owned subsidiary of Alliance, for certain private client transactions and institutional investment management client transactions. Certain investment advisory contracts provide for a performance fee in addition to or in lieu of a base fee that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited, a wholly owned subsidiary of Alliance, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

    Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions in unamortized deferred sales commissions when received. At December 31, 2004 and 2003, respectively, net deferred sales commissions totaled $254.5 million and $387.2 million and are included within Other assets. The estimated amortization expense of deferred sales commission, based on December 31, 2004 net balance for each of the next five years is approximately $20.7 million.

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

    Other Accounting Policies
    -------------------------

    In accordance with regulations of the Securities and Exchange Commission ("SEC"), securities with a fair value of $1.49 billion and $1.29 billion have been segregated in a special reserve bank custody account at December 31, 2004 and 2003, respectively for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 under the Securities Exchange Act of 1934, as amended.

    Intangible assets related to the Bernstein acquisition include costs assigned to contracts of businesses acquired. These costs continue to be amortized on a straight-line basis over estimated useful lives of twenty years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of twenty years.

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

    Minority interest subject to redemption rights represents the remaining 16.3 million of private Alliance Units issued to former Bernstein shareholders in connection with Alliance's acquisition of Bernstein. The Holding Company agreed to provide liquidity to these former Bernstein shareholders after a two-year lock-out period which ended October 2002. The Company acquired
    16.32 million of the former Bernstein shareholders' Alliance Units in 2004. The outstanding 16.3 million Alliance Units may be sold to the Holding Company at the prevailing market price over the remaining five years ending in 2009. Generally, not more than 20% of the original Alliance Units issued to the former Bernstein shareholders may be put to the Holding Company in any one annual period.

    The Company accounts for its stock option plans and other stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 21 of Notes to Consolidated Financial Statements for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

3)  INVESTMENTS

    The following tables provide additional information relating to fixed maturities and equity securities:

                                                               GROSS              GROSS
                                          AMORTIZED          UNREALIZED         UNREALIZED          ESTIMATED
                                             COST              GAINS              LOSSES            FAIR VALUE
                                        ---------------   -----------------  -----------------   ---------------
                                                                     (IN MILLIONS)
    DECEMBER 31, 2004
    Fixed Maturities:
      Available for Sale:
        Corporate.....................   $    22,285.8     $    1,684.3       $       45.3       $   23,924.8
        Mortgage-backed...............         3,472.4             47.7                9.7            3,510.4
        U.S. Treasury, government
          and agency securities.......           964.1             54.9                1.3            1,017.7
        States and political
          subdivisions................           187.1             20.6                 .8              206.9
        Foreign governments...........           245.1             47.2                 .1              292.2
        Redeemable preferred stock....         1,623.1            151.4                4.2            1,770.3
                                        ----------------- -----------------  -----------------  ----------------
          Total Available for Sale....   $    28,777.6     $    2,006.1       $       61.4       $   30,722.3
                                        ================= =================  =================  ================

    Equity Securities:
      Available for sale..............   $         1.0     $        1.2       $         .1       $        2.1
      Trading securities..............              .4              1.0                 .2                1.2
                                        ----------------- -----------------  -----------------  ----------------
    Total Equity Securities...........   $         1.4     $        2.2       $         .3       $        3.3
                                        ================= =================  =================  ================

    December 31, 2003
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
                                        ================= =================  =================  ================


    For publicly-traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, the Company determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2004 and 2003, securities without a readily ascertainable market value having an amortized cost of $4,138.7 million and $4,462.1 million, respectively, had estimated fair values of $4,446.0 million and $4,779.6 million, respectively.

    The contractual maturity of bonds at December 31, 2004 is shown below:

                                                                                        AVAILABLE FOR SALE
                                                                                ------------------------------------
                                                                                   AMORTIZED          ESTIMATED
                                                                                     COST             FAIR VALUE
                                                                                ----------------   -----------------
                                                                                           (IN MILLIONS)


        Due in one year or less................................................  $      878.8       $      895.5
        Due in years two through five..........................................       5,162.9            5,512.4
        Due in years six through ten...........................................      10,355.1           11,145.6
        Due after ten years....................................................       7,285.3            7,888.1
        Mortgage-backed securities.............................................       3,472.4            3,510.4
                                                                                ----------------   -----------------
        Total..................................................................  $   27,154.5       $   28,952.0
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

    The following table discloses fixed maturities (636 issues) that have been in a continuous unrealized loss position for less than a twelve month period and greater than a twelve month period as of December 31, 2004:

                                  LESS THAN 12 MONTHS             12 MONTHS OR LONGER                   TOTAL
                             -------------------------------  ----------------------------   ----------------------------
                                                   GROSS                         GROSS                          GROSS
                                ESTIMATED       UNREALIZED     ESTIMATED      UNREALIZED      ESTIMATED      UNREALIZED
                                FAIR VALUE        LOSSES       FAIR VALUE       LOSSES        FAIR VALUE       LOSSES
                             --------------- ---------------  -------------  -------------   -------------  -------------
                                                                    (IN MILLIONS)

   Fixed Maturities:
     Corporate.............  $     1,709.6   $       20.0     $      545.4   $       25.3    $    2,255.0    $      45.3
     Mortgage-backed.......          776.5            8.5             69.6            1.2           846.1            9.7
     U.S. Treasury,
       Government and
       Agency securities...          138.4            1.1              4.8             .2           143.2            1.3
     States and political
       Subdivisions........            -              -               19.4             .8            19.4             .8
     Foreign governments...            5.0             .1              -              -               5.0             .1
     Redeemable
       Preferred stock.....           58.0            3.5             14.3             .7            72.3            4.2
                             --------------- ---------------  -------------  -------------   -------------  ------------
   Total Temporarily
     Impaired Securities ..  $     2,687.5   $       33.2     $      653.5   $       28.2    $    3,341.0   $       61.4
                             =============== ===============  =============  =============   =============  ============

    The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting of public high yield bonds, redeemable preferred stocks and directly negotiated debt in leveraged buyout transactions. The Insurance Group seeks to minimize the higher than normal credit risks associated with such securities by monitoring concentrations in any single issuer or a particular industry group. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2004, approximately

    $987.3 million or 3.6% of the $27,154.5 million aggregate amortized cost of bonds held by the Company was considered to be other than investment grade.

    At December 31, 2004, the carrying value of fixed maturities which are non-income producing for the twelve months preceding the consolidated balance sheet date was $15.5 million.

    The Insurance Group holds equity in limited partnership interests and other equity method investments that primarily invest in securities considered to be other than investment grade. The carrying values at December 31, 2004 and 2003 were $891.0 million and $775.5 million, respectively.

    The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $17.6 million and $122.4 million at December 31, 2004 and 2003, respectively. Gross interest income on these loans included in net investment income aggregated $6.9 million, $7.8 million and $5.3 million in 2004, 2003 and 2002, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $8.5 million, $10.0 million and $6.8 million in 2004, 2003 and 2002, respectively.

    Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                     DECEMBER 31,
                                                                       ----------------------------------------
                                                                              2004                 2003
                                                                       -------------------  -------------------
                                                                                    (IN MILLIONS)


    Impaired mortgage loans with investment valuation allowances......   $         89.4       $        149.4
    Impaired mortgage loans without investment valuation allowances...             10.7                 29.1
                                                                       -------------------  -------------------
    Recorded investment in impaired mortgage loans....................            100.1                178.5
    Investment valuation allowances...................................            (11.3)               (18.8)
                                                                       -------------------  -------------------
    Net Impaired Mortgage Loans.......................................   $         88.8       $        159.7
                                                                       ===================  ===================

    During 2004, 2003 and 2002, respectively, the Company's average recorded investment in impaired mortgage loans was $148.3 million, $180.9 million and $138.1 million. Interest income recognized on these impaired mortgage loans totaled $11.4 million, $12.3 million and $10.0 million for 2004, 2003 and 2002, respectively.

    Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2004 and 2003, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $79.2 million and $143.2 million.

    The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2004 and 2003, the carrying value of equity real estate held-for-sale amounted to zero and $56.9 million, respectively. For 2004, 2003 and 2002, respectively, real estate of zero, $2.8 million and $5.6 million was acquired in satisfaction of debt. At December 31, 2004 and 2003, the Company owned $221.0 million and $275.8 million, respectively, of real estate acquired in satisfaction of debt of which $2.2 million and $3.6 million, respectively, are held as real estate joint ventures.

    Accumulated depreciation on real estate was $207.5 million and $189.6 million at December 31, 2004 and 2003, respectively. Depreciation expense on real estate totaled $20.8 million, $38.8 million and $18.0 million for 2004, 2003 and 2002, respectively.

    Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                   2004              2003                2002
                                                            ----------------    ----------------   -----------------
                                                                                 (IN MILLIONS)

    Balances, beginning of year..........................   $        20.5       $       55.0       $       87.6
    Additions charged to income..........................             3.9               12.2               32.5
    Deductions for writedowns and
      asset dispositions.................................           (13.1)             (15.2)             (65.1)
    Deduction for transfer of real estate held-for-sale
      to real estate held for the production of income...             -                (31.5)               -
                                                            ----------------    ----------------   -----------------
    Balances, End of Year................................   $        11.3       $       20.5       $       55.0
                                                            ================    ================   =================

    Balances, end of year comprise:
      Mortgage loans on real estate......................   $        11.3       $       18.8       $       23.4
      Equity real estate.................................             -                  1.7               31.6
                                                            ----------------    ----------------   -----------------
    Total................................................   $        11.3       $       20.5       $       55.0
                                                            ================    ================   =================


4)  EQUITY METHOD INVESTMENTS

    Included in equity real estate or other equity investments, as appropriate, is the Company's interest in real estate joint ventures, limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,008.2 million and $896.9 million, respectively, at December 31, 2004 and 2003. The Company's total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $66.2 million, $4.3 million and $(18.3) million, respectively, for 2004, 2003 and 2002.

    Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10.0 million or greater and an equity interest of 10% or greater (6 and 6 individual ventures at December 31, 2004 and 2003, respectively) and the Company's carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                                  2004                2003
                                                                            ----------------   -----------------
                                                                                         (IN MILLIONS)

    BALANCE SHEETS
    Investments in real estate, at depreciated cost........................  $       537.1      $       551.6
    Investments in securities, generally at estimated fair value...........          162.4              204.8
    Cash and cash equivalents..............................................           13.5               37.6
    Other assets...........................................................           23.0               22.8
                                                                            ----------------   -----------------
    Total Assets...........................................................  $       736.0      $       816.8
                                                                            ================   =================

    Borrowed funds - third party...........................................  $       254.3      $       259.7
    Other liabilities......................................................           17.4               19.5
                                                                            ----------------   -----------------
    Total liabilities......................................................          271.7              279.2
                                                                            ----------------   -----------------

    Partners' capital......................................................          464.3              537.6
                                                                            ----------------   -----------------
    Total Liabilities and Partners' Capital................................  $       736.0      $       816.8
                                                                            ================   =================

    The Company's Carrying Value in These Entities Included Above..........  $       168.8      $       168.8
                                                                            ================   =================

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)
    STATEMENTS OF EARNINGS
    Revenues of real estate joint ventures.............  $        95.2       $       95.6       $       98.4
    Net revenues (losses) of
      other limited partnership interests..............           19.8               26.0              (23.2)
    Interest expense - third party.....................          (16.9)             (18.0)             (19.8)
    Other expenses.....................................          (64.0)             (61.7)             (59.3)
                                                        -----------------   ----------------   -----------------
    Net Earnings (Losses)..............................  $        34.1       $       41.9       $       (3.9)
                                                        =================   ================   =================

    The Company's Equity in Net Earnings of These
      Entities Included Above..........................  $        11.0       $        5.0       $       12.8
                                                        =================   ================   =================

5)  NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

    The sources of net investment income follows:

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)
    Fixed maturities...................................  $     1,879.5       $    1,792.6       $    1,755.4
    Mortgage loans on real estate......................          249.6              279.5              314.8
    Equity real estate.................................          124.8              136.9              153.7
    Other equity investments...........................           78.4               49.3              (45.4)
    Policy loans.......................................          251.0              260.1              269.4
    Other investment income............................           92.0               66.8              114.1
                                                        -----------------   ----------------   -----------------

      Gross investment income..........................        2,675.3            2,585.2            2,562.0

      Investment expenses..............................         (173.9)            (198.3)            (184.8)
                                                        -----------------   ----------------   -----------------

    Net Investment Income..............................  $     2,501.4       $    2,386.9       $    2,377.2
                                                        =================   ================   =================

    Investment gains (losses) by investment category, including changes in the valuation allowances, follow:

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)
    Fixed maturities...................................  $        26.3       $     (100.7)      $     (374.3)
    Mortgage loans on real estate......................             .2                1.3                3.7
    Equity real estate.................................           11.6               26.8              101.5
    Other equity investments...........................           24.4                2.0                3.3
    Issuance and sales of Alliance Units...............            -                  -                   .5
    Other..............................................            2.5                8.3              (13.2)
                                                        -----------------   ----------------   -----------------
      Investment gains (losses), net...................  $        65.0       $      (62.3)      $     (278.5)
                                                        =================   ================   =================

    Writedowns of fixed maturities amounted to $36.4 million, $193.2 million and $312.8 million for 2004, 2003 and 2002, respectively. Writedowns of mortgage loans on real estate and equity real estate amounted to $10.3 million and zero, respectively, for 2004 and $5.2 million and zero, respectively, for 2003.

    For 2004, 2003 and 2002, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,908.3 million, $4,773.5 million and $7,176.3 million. Gross gains of $47.7 million, $105.1 million and $108.4 million and gross losses of $9.7 million, $39.5 million and $172.9 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2004, 2003 and 2002 amounted to $.8 million, $416.8 million and $1,047.8 million, respectively.

    In 2004, 2003 and 2002, respectively, net unrealized holding gains (losses) on trading account equity securities of $.3 million, $2.1 million, and $.5 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $1.2 million and $1.0 million and costs of $.4 million and $1.9 million at December 31, 2004 and 2003, respectively.

    For 2004, 2003 and 2002, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $70.4 million, $76.5 million and $92.1 million, respectively.

    Net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Other Discontinued Operations on a line-by-line basis, follow:

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)
    Balance, beginning of year.........................  $       892.8       $      681.1       $      215.5
    Changes in unrealized investment gains (losses)....          (12.8)             440.8            1,049.9
    Changes in unrealized investment (gains) losses
      attributable to:
        Participating group annuity contracts,
           Closed Block policyholder dividend
           obligation and other........................           (1.5)             (53.0)            (157.3)
        DAC............................................           (2.5)             (65.7)            (174.1)
        Deferred income taxes..........................           (1.9)            (110.4)            (252.9)
                                                        -----------------   ----------------   -----------------
    Balance, End of Year...............................  $       874.1       $      892.8       $      681.1
                                                        =================   ================   =================


                                                                  2004                2003              2002
                                                            -------------      ---------------    --------------
                                                                               (IN MILLIONS)
    Balance, end of year comprises:
      Unrealized investment gains (losses) on:
        Fixed maturities...............................  $     2,003.2       $    2,015.7       $    1,572.0
        Other equity investments.......................            1.2                1.5               (1.5)
        Other..........................................          (28.1)             (28.1)             (22.2)
                                                        -----------------   ------------------ -----------------
          Total........................................        1,976.3            1,989.1            1,548.3
      Amounts of unrealized investment (gains) losses
        attributable to:
          Participating group annuity contracts,
            Closed Block policyholder dividend
            obligation and other.......................         (275.7)            (274.2)            (221.2)
          DAC..........................................         (342.2)            (339.7)            (274.0)
          Deferred income taxes........................         (484.3)            (482.4)            (372.0)
                                                        -----------------   ------------------ -----------------
    Total..............................................  $       874.1       $      892.8       $      681.1
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

6)  ACCUMULATED OTHER COMPREHENSIVE INCOME

    Accumulated other comprehensive income represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)

    Unrealized gains on investments....................  $       874.1       $      892.8       $      681.1
                                                        -----------------   ----------------   -----------------
    Total Accumulated Other
      Comprehensive Income.............................  $       874.1       $      892.8       $      681.1
                                                        =================   ================   =================

    The components of other comprehensive income for the past three years follow:

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)

    Net unrealized gains (losses) on investments:
      Net unrealized gains arising during
        the period.....................................  $        69.4       $      416.6       $    1,008.9
      (Gains) losses reclassified into net earnings
        during the period..............................          (82.2)              24.2               41.0
                                                        -----------------   ----------------   -----------------
    Net unrealized gains on investments................          (12.8)             440.8            1,049.9
    Adjustments for policyholders liabilities,
        DAC and deferred income taxes..................           (5.9)            (229.1)            (584.3)
                                                        -----------------   ----------------   -----------------

    Change in unrealized (losses) gains, net of
        adjustments....................................          (18.7)             211.7              465.6
    Change in minimum pension liability................            -                  -                   .1
                                                        -----------------   ----------------   -----------------
    Total Other Comprehensive (Loss) Income............  $       (18.7)      $      211.7       $      465.7
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

    Summarized financial information for the Closed Block is as follows:

                                                                             DECEMBER 31,         December 31,
                                                                                 2004                 2003
                                                                           -----------------    -----------------
                                                                                       (IN MILLIONS)

    CLOSED BLOCK LIABILITIES:
    Future policy benefits, policyholders' account balances and other....  $     8,911.5        $     8,972.1
    Policyholder dividend obligation.....................................          264.3                242.1
    Other liabilities....................................................          122.1                129.5
                                                                           -----------------    -----------------
    Total Closed Block liabilities.......................................        9,297.9              9,343.7
                                                                           -----------------    -----------------

    ASSETS DESIGNATED TO THE CLOSED BLOCK:
    Fixed maturities, available for sale, at estimated fair value
      (amortized cost of $5,488.6 and $5,061.0)..........................        5,823.2              5,428.5
    Mortgage loans on real estate........................................        1,098.8              1,297.6
    Policy loans.........................................................        1,322.5              1,384.5
    Cash and other invested assets.......................................           37.1                143.3
    Other assets.........................................................          187.0                199.2
                                                                           -----------------    -----------------
     Total assets designated to the Closed Block.........................        8,468.6              8,453.1
                                                                           -----------------    -----------------

    Excess of Closed Block liabilities over assets designated to
       the Closed Block..................................................          829.3                890.6

    Amounts included in accumulated other comprehensive income:
       Net unrealized investment gains, net of deferred income tax expense of $24.6 and $43.9 and policyholder dividend
         obligation of $264.3 and $242.1.................................           45.7                 81.6
                                                                           -----------------    -----------------

    Maximum Future Earnings To Be Recognized From Closed Block
       Assets and Liabilities............................................  $       875.0        $       972.2
                                                                           =================    =================


    Closed Block revenues and expenses were as follows:

                                                                2004               2003                 2002
                                                           ----------------   ----------------   --------------------
                                                                                           (IN MILLIONS)

    REVENUES:
    Premiums and other income............................   $      471.0       $      508.5       $       543.8
    Investment income (net of investment
       expenses of $.3, $2.4, and $5.4)..................          554.8              559.2               582.4
    Investment gains (losses), net.......................           18.6              (35.7)              (47.0)
                                                           ----------------   ----------------   --------------------
    Total revenues.......................................        1,044.4            1,032.0             1,079.2
                                                           ----------------   ----------------   --------------------

    BENEFITS AND OTHER DEDUCTIONS:
    Policyholders' benefits and dividends................          887.3              924.5               980.2
    Other operating costs and expenses...................            3.5                4.0                 4.4
                                                           ----------------   ----------------   --------------------
    Total benefits and other deductions..................          890.8              928.5               984.6
                                                           ----------------   ----------------   --------------------

    Net revenues before income taxes.....................          153.6              103.5                94.6
    Income tax expense...................................          (56.4)             (37.5)              (34.7)
                                                           ----------------   ----------------   --------------------
    Net Revenues.........................................   $       97.2       $       66.0       $        59.9
                                                           ================   ================   ====================

    Reconciliation of the policyholder dividend obligation is as follows:

                                                                                       DECEMBER 31,
                                                                            ------------------------------------
                                                                                 2004                2003
                                                                            ----------------   -----------------
                                                                                       (IN MILLIONS)


    Balance at beginning of year...........................................  $       242.1      $       213.3
    Unrealized investment gains............................................           22.2               28.8
                                                                            ----------------   -----------------
    Balance at End of Year ................................................  $       264.3      $       242.1
                                                                            ================   =================

    Impaired mortgage loans along with the related investment valuation allowances follows:

                                                                                      DECEMBER 31,
                                                                           ------------------------------------
                                                                                2004                2003
                                                                           ----------------   -----------------
                                                                                      (IN MILLIONS)

    Impaired mortgage loans with investment valuation allowances...........  $        59.5      $        58.3
    Impaired mortgage loans without investment valuation allowances........            2.3                5.8
                                                                            ----------------   -----------------
    Recorded investment in impaired mortgage loans.........................           61.8               64.1
    Investment valuation allowances........................................           (4.2)              (3.7)
                                                                            ----------------   -----------------
    Net Impaired Mortgage Loans............................................  $        57.6      $        60.4
                                                                            ================   =================

    During 2004, 2003 and 2002, the Closed Block's average recorded investment in impaired mortgage loans was $64.2 million, $51.9 million and $26.0 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.7 million, $2.7 million and $2.1 million for 2004, 2003 and 2002, respectively.

    Valuation allowances amounted to $4.0 million and $3.6 million on mortgage loans on real estate and zero and $.1 million on equity real estate at December 31, 2004 and 2003, respectively. Writedowns of fixed maturities amounted to $10.8 million, $37.8 million and $40.0 million for 2004, 2003 and 2002, respectively.

8)  OTHER DISCONTINUED OPERATIONS

    Summarized financial information for Other Discontinued Operations follows:


                                                                                     DECEMBER 31,
                                                                          --------------------------------------
                                                                                2004                 2003
                                                                          -----------------    -----------------
                                                                                      (IN MILLIONS)


    BALANCE SHEETS
    Fixed maturities, available for sale, at estimated fair value
      (amortized cost of $643.6 and $644.7)..............................  $      702.1         $      716.4
    Equity real estate...................................................         190.1                198.2
    Mortgage loans on real estate........................................          21.4                 63.9
    Other equity investments.............................................           4.4                  7.5
    Other invested assets................................................            .3                   .2
                                                                          -----------------    -----------------
      Total investments..................................................         918.3                986.2
    Cash and cash equivalents............................................         150.2                 63.0
    Other assets.........................................................          33.3                110.9
                                                                          -----------------    -----------------
    Total Assets.........................................................  $    1,101.8         $    1,160.1
                                                                          =================    =================

    Policyholders liabilities............................................  $      844.6         $      880.3
    Allowance for future losses..........................................         132.7                173.4
    Other liabilities....................................................         124.5                106.4
                                                                          -----------------    -----------------
    Total Liabilities....................................................  $    1,101.8         $    1,160.1
                                                                          =================    =================

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)

    STATEMENTS OF EARNINGS
    Investment income (net of investment
      expenses of $17.2, $21.0 and $18.1)..............  $        68.5       $       70.6       $       69.7
    Investment gains, net..............................            3.6                5.4               34.2
    Policy fees, premiums and other income.............            -                  -                   .2
                                                        -----------------   ----------------   -----------------
    Total revenues.....................................           72.1               76.0              104.1

    Benefits and other deductions......................          (99.4)              89.4               98.7
    (Losses charged) earnings credited  to allowance
      for future losses................................          (27.3)             (13.4)               5.4
                                                        -----------------   ----------------   -----------------
    Pre-tax loss from operations.......................            -                  -                  -
    Pre-tax earnings from releasing the allowance
      for future losses................................           12.0                5.2                8.7
    Income tax expense.................................           (4.1)              (1.8)              (3.1)
                                                        -----------------   ----------------   -----------------
    Earnings from Other
      Discontinued Operations..........................  $         7.9       $        3.4       $        5.6
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

    Valuation allowances of zero and $2.5 million on mortgage loans on real estate were held at December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, discontinued operations' average recorded investment in impaired mortgage loans was $8.4 million, $16.2 million and $25.3 million, respectively. Interest income recognized on these impaired mortgage loans totaled $1.0 million, $1.3 million and $2.5 million for 2004, 2003 and 2002, respectively.

9)  GMDB, GMIB, GMWB AND NO LAPSE GUARANTEES

    Variable Annuity Contracts - GMDB and GMIB
    ------------------------------------------

    The Company issues certain variable annuity contracts with GMDB and GMIB features that guarantee either:

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

    The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2004:

                                                              GMDB               GMIB                TOTAL
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)
    Balance at December 31, 2002.......................  $       128.4       $      117.5       $      245.9
      Paid guarantee benefits..........................          (65.6)               -                (65.6)
      Other changes in reserves........................            6.5              (31.9)             (25.4)
                                                        -----------------   ----------------   -----------------
    Balance at December 31, 2003.......................           69.3               85.6              154.9
      Paid guarantee benefits..........................          (46.8)               -                (46.8)
      Other changes in reserve.........................           45.1               32.0               77.1
                                                        -----------------   ----------------   -----------------
    Balance at December 31, 2004.......................  $        67.6              117.6              185.2
                                                        =================   ================   =================

    Related GMDB reinsurance ceded amounts were:


                                                              GMDB
                                                        -----------------


    Balance at December 31, 2002.......................  $        21.5
      Paid guarantee benefits..........................          (18.5)
      Other changes in reserves........................           14.2
                                                        -----------------
    Balance at December 31, 2003.......................           17.2
      Paid guarantee benefits..........................          (12.9)
      Other changes in reserve.........................            6.0
                                                        -----------------
    Balance at December 31, 2004.......................  $        10.3
                                                        =================



    The GMIB reinsurance contracts are considered derivatives and are reported at fair value; see Note 16 of Notes to Consolidated Financial Statements.

    The December 31, 2004 values for those variable contracts with GMDB and GMIB features are presented in the following table. Since variable contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                             RETURN
                                                               OF
                                                            PREMIUM      RATCHET    ROLL-UP     COMBO      TOTAL
                                                            -------      -------    -------     -----      -----
                                                                           (DOLLARS IN MILLIONS)

GMDB:
-----
  Account Value (1)...................................    $ 30,176     $6,264      $8,265    $10,935     $55,640
  Net amount at risk, gross ..........................       $ 965       $623      $1,852        $15      $3,455
  Net amount at risk, net of amounts reinsured...            $ 963       $419      $1,113        $15      $2,510
  Average attained age of Contractholders.........            49.6       60.1        62.6       60.3        52.0
  Percentage of Contractholders over age 70.....              7.3%       21.7%      28.2%      20.5%       10.9%
  Range of guaranteed minimum return rates....                N/A        N/A        3%-6%      3%-6%       3%-6%

GMIB:
-----
  Account Value (2)...................................         N/A        N/A      $5,834    $14,892     $20,726
  Net amount at risk, gross ..........................         N/A        N/A        $372          -        $372
  Net amount at risk, net of amounts reinsured...              N/A        N/A         $92          -         $92
  Weighted average years remaining until annuitization         N/A        N/A         3.7        9.2         7.3
  Range of guaranteed minimum return rates....                 N/A        N/A       3%-6%      3%-6%       3%-6%

    (1) Included General Account balances of $11,711 million, $220 million, $136 million and $440 million, respectively, for a total of $12,507 million.

    (2) Included General Account balances of $1 million and $641 million, respectively, for a total of $642 million.

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

    In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of annuity products sold beginning April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of annuity products sold beginning 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At December 31, 2004, the total account value and net amount at risk of contracts were $20,887 million and $21 million, respectively, for the GMDB hedge program and $7,446 million and zero, respectively, for the GMIB hedge program.

    In third quarter 2004, AXA Equitable began to sell variable annuity contracts with guaranteed minimum withdrawal benefits ("GMWB"). At December 31, 2004, the reserve for such benefits was zero.

    The following table presents the aggregate fair value of assets, by major investment fund option, held by Separate Accounts that are subject to GMDB and GMIB benefits and guarantees. Since variable contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                              INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                DECEMBER 31,       December 31,
                                                                                    2004               2003
                                                                               ----------------  ------------------
                                                                                          (IN MILLIONS)

    GMDB:
       Equity...............................................................    $   32,088        $    26,159
       Fixed income.........................................................         4,192              3,815
       Balanced.............................................................         5,342              2,761
       Other................................................................         1,551              1,497
                                                                               ----------------  ------------------
       Total................................................................    $   43,173        $    34,232
                                                                               ================  ==================

    GMIB:
       Equity...............................................................    $   14,325        $    10,025
       Fixed income.........................................................         2,425              2,319
       Balanced.............................................................         2,768                725
       Other................................................................           565                711
                                                                               ----------------  ------------------
       Total................................................................    $   20,083        $    13,780
                                                                               ================  ==================

    Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee
    ----------------------------------------------------------------------------

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

    The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                 DIRECT           REINSURANCE
                                                               LIABILITY             CEDED                NET
                                                            -----------------   -----------------   -----------------
                                                                                 (IN MILLIONS)


      Balance at December 31, 2003.......................    $        37.4       $        -          $       37.4
        Impact of adoption of SOP 03-1...................            (23.4)              (1.7)              (25.1)
        Other changes in reserve.........................              6.5               (4.4)                2.1
                                                            -----------------   -----------------   -----------------
      Balance at December 31, 2004.......................    $        20.5       $       (6.1)       $       14.4
                                                            =================   =================   =================

10) SHORT-TERM AND LONG-TERM DEBT

    Short-term and long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                          --------------------------------------
                                                                                    2004                 2003
                                                                          -----------------   -----------------
                                                                                        (IN MILLIONS)


    Short-term debt:
    Current portion of long -term debt................................... $       399.9        $          -
    Promissory note, 1.44% ..............................................         248.3                248.3
                                                                          -----------------    -----------------
    Total short-term debt................................................         648.2                248.3
                                                                          -----------------    -----------------

    Long-term debt:
    AXA Equitable:
      Surplus notes, 6.95%, due 2005.....................................           -                  399.8
      Surplus notes, 7.70%, due 2015.....................................         199.8                199.8
                                                                          -----------------    -----------------
          Total AXA Equitable............................................         199.8                599.6
                                                                          -----------------    -----------------
    Alliance:
      Senior Notes, 5.625%, due 2006.....................................         399.2                398.8
      Other..............................................................           8.3                  6.5
                                                                          -----------------    -----------------
          Total Alliance.................................................         407.5                405.3
                                                                          -----------------    -----------------

    Total long-term debt.................................................         607.3              1,004.9
                                                                          -----------------    -----------------

    Total Short-term and Long-term Debt..................................  $    1,255.5         $    1,253.2
                                                                          =================    =================

    Short-term Debt
    ---------------

    AXA Equitable discontinued its commercial paper program concurrent with the maturity of its $350.0 million credit facility during the fourth quarter of 2004.

    On July 9, 2004, AXA and certain of its subsidiaries entered into a
    (euro)3.5 billion global credit facility which matures July 9, 2009, with a group of 30 commercial banks and other lenders. Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial, the parent of AXA Equitable.

    AXA Equitable has a $350.0 million, one year promissory note, of which $101.7 million is included within Other Discontinued Operations. The promissory note, which matures in March 2005, is related to wholly owned real estate. Certain terms of the promissory note, such as interest rate and maturity date, are negotiated annually.

    At December 31, 2004 and 2003, the Company had pledged real estate of $307.1 million and $309.8 million, respectively, as collateral for certain short-term debt.

    Since 1998, Alliance has had a $425.0 million commercial paper program. In September 2002, Alliance entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800.0 million total, $425.0 million is intended to provide back-up liquidity for Alliance's $425.0 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at the option of Alliance, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal funds rate. The revolving credit facility contains covenants that, among other things, require Alliance to meet certain financial ratios. Alliance was in compliance with the covenants at December 31, 2004. At December 31, 2004, no borrowings were outstanding under Alliance's commercial paper program or revolving credit facilities.

    At December 31, 2004, Alliance maintained a $100.0 million extendible commercial notes ("ECN") program as a supplement to its $425.0 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2004, no amounts were outstanding under the ECN program.

    Long-term Debt
    --------------

    At December 31, 2004, the Company was not in breach of any debt covenants.

    At December 31, 2004, aggregate maturities of the long-term debt based on required principal payments at maturity were $400.0 million for 2005, $408.4 million for 2006, zero for 2007, 2008 and 2009, and $200.0 million thereafter.

    In August 2001, Alliance issued $400.0 million 5.625% notes pursuant to a shelf registration statement under which Alliance may issue up to $600.0 million in senior debt securities. These Alliance notes mature in 2006 and are redeemable at any time. The proceeds from the Alliance notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

11) INCOME TAXES

    A summary of the income tax expense in the consolidated statements of earnings follows:

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)
    Income tax expense:
      Current expense (benefit)........................  $       358.9       $      112.5       $     (400.0)
      Deferred expense.................................           37.4              128.0              450.9
                                                        -----------------   ----------------   -----------------
    Total..............................................  $       396.3       $      240.5       $       50.9
                                                        =================   ================   =================


    The income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)

    Expected income tax expense........................  $       586.0       $      332.6       $      360.0
    Minority interest..................................         (110.4)             (58.7)            (128.3)
    Separate Account investment activity...............          (63.3)             (29.1)            (159.3)
    Non-taxable investment income......................          (22.6)             (20.8)               3.4
    Non-deductible penalty.............................            -                 14.8                -
    Adjustment of tax audit reserves...................            7.7               (9.9)             (34.2)
    Non-deductible goodwill and other intangibles......            2.7                -                  -
    Other..............................................           (3.8)              11.6                9.3
                                                        -----------------   ----------------   -----------------
    Income Tax Expense.................................  $       396.3       $      240.5       $       50.9
                                                        =================   ================   =================

    The components of the net deferred income taxes are as follows:

                                                   DECEMBER 31, 2004                  December 31, 2003
                                            ---------------------------------  ---------------------------------
                                                ASSETS         LIABILITIES         Assets         Liabilities
                                            ---------------  ----------------  ---------------   ---------------
                                                                       (IN MILLIONS)


    Compensation and related benefits......  $       -        $      213.9      $        -        $     271.8
    Reserves and reinsurance...............        945.1               -               801.9              -
    DAC....................................          -             2,026.8               -            1,855.6
    Unrealized investment gains............          -               483.7               -              482.4
    Investments............................          -               557.9               -              525.3
    Other..................................          -                41.9               6.7              -
                                            ---------------  ----------------  ---------------   ---------------
    Total..................................  $     945.1      $    3,324.2      $      808.6      $   3,135.1
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

    In 2003, the IRS commenced an examination of the AXA Financial's consolidated Federal income tax returns, which includes the Company, for the years 1997 through 2001. Management believes this audit will have no material adverse effect on the Company's consolidated results of operations or financial position.

12) REINSURANCE AGREEMENTS

    The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

    During 2004, the Insurance Group reinsured most of its new variable life, universal life and term life policies on an excess of retention basis, retaining up to a maximum of $15 million on single-life policies and $20 million on second-to-die policies with the excess 100% reinsured. For certain segments of its business, the Insurance Group ceded 50% of the business underwritten by AXA Equitable on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases. Likewise, certain risks that would otherwise be reinsured on a proportional basis have been retained.

    At December 31, 2004, the Company had reinsured in the aggregate approximately 27.4% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 75.3% of its current liability exposure resulting from the GMIB feature.

    Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2004 and 2003 were $90.0 million and $29.0 million, respectively. The increase (decrease) in estimated fair value was $61.0 million and $(91.0) million for the years ended December 31, 2004 and 2003, respectively.

    At December 31, 2004 and 2003, respectively, reinsurance recoverables related to insurance contracts amounted to $2.55 billion and $2.46 billion. Reinsurance payables related to insurance contracts totaling $27.9 million and $27.5 million are included in other liabilities in the consolidated balance sheets.

    The Insurance Group cedes 100% of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $387.4 million and $389.7 million at December 31, 2004 and 2003, respectively.

    The Insurance Group also cedes a portion of its extended term insurance, paid up life insurance and guaranteed interest contracts and substantially all of its individual disability income through various coinsurance agreements.

    In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves at December 31, 2004 and 2003 were $653.0 million and $587.5 million, respectively.

    The following table summarizes the effect of reinsurance (excluding group life and health):

                                                                  2004               2003                2002
                                                            -----------------   ----------------   -----------------
                                                                                 (IN MILLIONS)


        Direct premiums....................................  $       828.9       $      913.8       $      954.6
        Reinsurance assumed................................          191.2              153.2              181.4
        Reinsurance ceded..................................         (140.5)            (177.6)            (190.8)
                                                            -----------------   ----------------   -----------------
        Premiums...........................................  $       879.6       $      889.4       $      945.2
                                                            =================   ================   =================

        Universal Life and Investment-type Product
          Policy Fee Income Ceded..........................  $       134.8       $      100.3       $       96.6
                                                            =================   ================   =================
        Policyholders' Benefits Ceded......................  $       344.7       $      390.9       $      346.3
                                                            =================   ================   =================
        Interest Credited to Policyholders' Account
          Balances Ceded...................................  $        50.2       $       49.7       $       54.6
                                                            =================   ================   =================


13) EMPLOYEE BENEFIT PLANS

    The Company sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. The pension plans are non-contributory. AXA Equitable's benefits are based on a cash balance formula or years of service and final average earnings, if greater, under certain grandfathering rules in the plans. Alliance's benefits are based on years of credited service, average final base salary and primary social security benefits. The Company uses a December 31 measurement date for its pension and postretirement plans.

    Generally, the Company's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made cash contributions in 2004 to the qualified plans of $10.0 million. The Company expected to require no cash contributions to the qualified plans to satisfy the minimum funding requirements for the year ended 2005.

    Components of net periodic pension expense (credit) follow:

                                                                  2004               2003                2002
                                                            -----------------   ----------------   -----------------
                                                                                 (In Millions)


        Service cost.......................................  $        34.6       $       31.8       $       32.1
        Interest cost on projected benefit obligations.....          121.9              122.6              125.3
        Expected return on assets..........................         (170.9)            (173.9)            (181.8)
        Net amortization and deferrals.....................           64.7               53.4                6.4
                                                            -----------------   ----------------   -----------------
        Net Periodic Pension Expense.......................  $        50.3       $       33.9       $      (18.0)
                                                            =================   ================   =================

    The projected benefit obligations under the pension plans were comprised of:

                                                                                       December 31,
                                                                             -----------------------------------
                                                                                 2004                2003
                                                                             ---------------   -----------------
                                                                                       (In Millions)


    Benefit obligations, beginning of year.................................  $    2,013.3       $    1,883.9
    Service cost...........................................................          28.6               26.8
    Interest cost..........................................................         121.9              122.6
    Actuarial losses ......................................................         184.0              113.5
    Benefits paid..........................................................        (135.8)            (133.5)
                                                                             ---------------   -----------------
    Benefit Obligations, End of Year.......................................  $    2,212.0       $    2,013.3
                                                                             ===============   =================

    The change in plan assets and the funded status of the pension plans was as follows:

                                                                                          December 31,
                                                                                ----------------------------------
                                                                                    2004               2003
                                                                                ---------------   ----------------
                                                                                         (In Millions)


    Plan assets at fair value, beginning of year..............................  $    2,015.1      $     1,785.4
    Actual return on plan assets..............................................         243.9              359.7
    Contributions.............................................................          11.4               10.0
    Benefits paid and fees....................................................        (143.7)            (140.0)
                                                                                ---------------   ----------------
    Plan assets at fair value, end of year....................................       2,126.7            2,015.1
    Projected benefit obligations.............................................       2,212.0            2,013.3
                                                                                ---------------   ----------------
    (Underfunding) excess of plan assets over projected benefit obligations...         (85.3)               1.8
    Unrecognized prior service cost...........................................          (9.8)             (34.8)
    Unrecognized net loss from past experience different
      from that assumed.......................................................         927.5              904.3
    Unrecognized net asset at transition......................................          (1.3)              (1.3)
                                                                                ---------------   ----------------
    Prepaid Pension Cost, Net.................................................  $      831.1      $       870.0
                                                                                ===============   ================

    The prepaid pension cost for pension plans with assets in excess of projected benefit obligations was $852.4 million and $886.4 million and the accrued liability for pension plans with accumulated benefit obligations in excess of plan assets was $21.3 million and $16.4 million at December 31, 2004 and 2003, respectively.

    The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets:

                                                                             DECEMBER 31,
                                                      ---------------------------------------------------------
                                                               2004                             2003
                                                      ---------------------------      ------------------------
                                                                             (IN MILLIONS)
                                                             ESTIMATED                    Estimated
                                                            FAIR VALUE         %          Fair Value       %
                                                      --------------------    ----     ----------------   -----

    Corporate and government debt securities.......    $       450.1          21.2     $      438.2        21.7
    Equity securities..............................          1,468.0          69.0          1,387.4        68.9
    Equity real estate ............................            192.8           9.1            184.8         9.2
    Short-term investments.........................             14.9            .7              2.1          .1
    Other..........................................               .9            -               2.6          .1
                                                      --------------------             ---------------
    Total Plan Assets..............................    $     2,126.7                   $     2,105.1
                                                      ====================             ===============

    The primary investment objective of the plans of the Company is to maximize return on assets, giving consideration to prudent risk. Strategy with respect to asset mix is designed to meet, and, if possible, exceed the long-term rate-of-return assumptions for benefit obligations. The asset allocation is designed with a long-term investment horizon, based on target investment of 65% equities, 25% fixed income and 10% real estate. Emphasis is given to equity investments, given their higher expected rate of return. Fixed income investments are included to provide less volatile return. Real Estate investments offer diversity to the total portfolio and long-term inflation protection.

    A secondary investment objective of the plans of the Company is to minimize variation in annual net periodic pension cost over the long term and to fund as much of the future liability growth as practical. Specifically, a reasonable total rate of return is defined as income plus realized and unrealized capital gains and losses such that the growth in projected benefit obligation is less than the return on investments plus contributions.

    The following table discloses the weighted-average assumptions used to measure the Company's pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2004 and 2003.

                                                                                     AXA Financial
                                                                            --------------------------------
                                                                                2004               2003
                                                                                ----               ----

    Discount rate:
      Benefit obligation...............................................        5.75%              6.25%
      Periodic cost....................................................        6.25%              6.75%

    Rate of compensation increase:
      Benefit obligation and periodic cost.............................        5.75%              5.78%

    Expected long-term rate of return on plan assets (periodic cost)...         8.5%               8.5%


    As noted above, the pension plans' target asset allocation is 65% equities, 25% fixed maturities, and 10% real estate. Management reviewed the historical investment returns and future expectations of returns from these asset classes to conclude that a long-term expected rate of return of 8.5% is reasonable.

    The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were zero and zero, respectively, at December 31, 2004, and $51.1 million and $37.3 million, respectively, at December 31, 2003. The accumulated benefit obligation for all defined benefit pension plans was $2,072.6 million and $1,933.5 million at December 31, 2004 and 2003, respectively. The aggregate projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was zero at December 31, 2004 and $73.6 million at December 31, 2003.

    Prior to 1987, the pension plan funded participants' benefits through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $23.2 million, $24.5 million and $26.0 million for 2004, 2003 and 2002, respectively.

    The following table sets forth an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2005, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2004 and include benefits attributable to estimated future employee service.

                                               PENSION BENEFITS
                                             --------------------
                                                 (IN MILLIONS)

                  2005.......................  $     146.3
                  2006.......................        156.2
                  2007.......................        159.4
                  2008.......................        161.3
                  2009.......................        163.8
                  Years 2010 - 2014..........        842.0


    On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "MMA") was signed into law. It introduced a prescription drug benefit under Medicare Part D that would go into effect in 2006 as well as a Federal subsidy to employers whose plans provide an "actuarially equivalent" prescription drug benefit, however, detailed regulations necessary to implement and administer the MMA have not yet been issued. Management and its actuarial advisors have not been able to conclude as yet whether the prescription drug benefits provided under the Company's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits for 2006 and future years. Consequently, measures of the accumulated postretirement benefit obligations and net periodic postretirement benefit cost for these plans at and for the year ended December 31, 2004 do not reflect any amounts associated with enactment of MMA, including the subsidy.

    Alliance maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of the Company, is obligated to make capital contributions to Alliance in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, Alliance agreed to invest $96.0 million per annum for three years to fund purchases of Alliance Holding units or an Alliance sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them. The Company has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $140.4 million, $124.2 million and $101.4 million for 2004, 2003 and 2002, respectively (including $61.3 million, $85.1 million and $63.7 million for 2004, 2003 and 2002, respectively, relating to the Bernstein deferred compensation plan).

14) DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Derivatives
    -----------

    The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and certain equity exposures and to reduce the Insurance Group's exposure of interest rate fluctuations. Various derivative instruments are used to achieve these objectives, including interest rate caps and floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets. In addition, the Company periodically enters into forward and futures contracts to hedge certain equity exposures, including the program to hedge certain risks associated with the GMDB/GMIB features of the Accumulator series of annuity products. At December 31, 2004, the Company's outstanding equity-based futures contracts were exchanged-traded and net settled each day. Also, the Company has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in annuity contracts issued by the Company. See Note 12 to Notes to Consolidated Financial Statements.

    Margins on individual insurance and annuity contracts are affected by interest rate fluctuations. If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. In addition, policies are subject to minimum rate guarantees. To hedge exposure to lower interest rates, the Company has used interest rate floors. At December 31, 2004 the outstanding notional amount of interest rate floors was $12.0 billion. For the year ended December 31, 2004 net unrealized losses of $3.9 million and no realized gains were recognized from floor contracts. These derivatives do not qualify for hedge accounting treatment under GAAP.

    The Company issues certain variable annuity products with GMDB and GMIB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in GMIB benefits, in the event of election, being higher than what accumulated policyholders account balances would support. The Company initiated a dynamic hedging program in the third quarter 2003, utilizing exchange traded futures contracts, to hedge certain risks associated with the GMDB feature of certain annuity products with a total account value of $20,887 million at December 31, 2004, and in 2004, initiated a similar program to hedge certain risks, associated with the GMIB feature of certain annuity products with a total account value of $7,446 million at December 31, 2004. The futures contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements. The Company retains basis risk and risk associated with actual versus expected assumptions for mortality, lapse and election rate. This program does not qualify for hedge accounting treatment under GAAP. At December 31, 2004 the Company had open exchange-traded futures positions on the S&P 500, Russell 1000 and NASDAQ 100 indices, having an aggregate notional amount of $956.7 million and an initial margin requirement of $51.2 million. Contracts are net settled daily. At December 31, 2004, the Company had open exchange-traded futures positions on the 10-year U.S. Treasury Note, having an aggregate notional amount of $156.7 million and an initial margin requirement of $1.3 million. Contracts are net settled daily. For the year ended December 31, 2004, net realized losses of $63.1 million and net unrealized losses of $20.6 million were recognized from futures contracts utilized in this program and were partially offset by a similar decline in the GMDB and GMIB reserve.

    The Company is exposed to counterparty risk attributable to hedging transactions entered into with counterparties. Exposure to credit risk is controlled with the respect to each counterparty through a credit appraisal and approval process. Each counterparty is currently rated 1 by the NAIC.

    All derivatives outstanding at December 31, 2004 and 2003 are recognized on the balance sheet at their fair values. The outstanding notional amounts of derivative financial instruments purchased and sold were:


                                                                                      DECEMBER 31,
                                                                           ------------------------------------
                                                                                2004                2003
                                                                           ----------------   -----------------
                                                                                      (IN MILLIONS)

    Notional Amount by Derivative Type:
      Options:
        Floors..........................................................    $   12,000         $   12,000
        Bond and equity-based futures...................................         1,113                275
                                                                           ----------------   -----------------
      Total.............................................................    $   13,113         $   12,275
                                                                           ================   =================


    At December 31, 2004 and during the year then ended, there were no hybrid instruments that required bifurcation of an embedded derivative component under the provisions of SFAS No. 133.

    All gains and losses on derivative financial instruments utilized by the Company in 2004 and 2003 are reported in earnings. None of the derivatives were designated as qualifying hedges under SFAS No. 133. For 2004 and 2003, respectively, investment results, principally in net investment income, included gross gains of $26.2 million and $.6 million and gross losses of $114.2 million and $42.6 million that were recognized on derivative positions.

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

    Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2004 and 2003.

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

    Fair values for long-term debt are determined using published market values, where available, or contractual cash flows discounted at market interest rates. The estimated fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk. The estimated fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to the Company. The Company's carrying value of short-term borrowings approximates their estimated fair value.

    The carrying value and estimated fair value for financial instruments not previously disclosed in Notes 3, 7, 8 and 10 of Notes to Consolidated Financial Statements are presented below:

                                                                       DECEMBER 31,
                                            --------------------------------------------------------------------
                                                          2004                               2003
                                            ---------------------------------  ---------------------------------
                                               CARRYING         ESTIMATED         Carrying         Estimated
                                                VALUE          FAIR VALUE          Value           Fair Value
                                            ---------------  ----------------  ---------------   ---------------
                                                                       (IN MILLIONS)

    Consolidated:
    Mortgage loans on real estate..........  $    3,131.9     $     3,321.4     $     3,503.1     $    3,761.7
    Other limited partnership interests....         891.0             891.0             775.5            775.5
    Policy loans...........................       3,831.4           4,358.2           3,894.3          4,481.9
    Policyholders liabilities:
      Investment contracts.................      17,755.5          18,175.5          16,817.0         17,245.9
    Long-term debt.........................         607.3             665.9           1,004.9          1,105.7

    Closed Block:
    Mortgage loans on real estate..........  $    1,098.8     $     1,162.9     $     1,297.6     $    1,386.0
    Other equity investments...............           3.8               3.8              14.2             14.2
    Policy loans...........................       1,322.5           1,535.4           1,384.5          1,626.7
    SCNILC liability.......................          13.1              13.1              14.8             14.9

    Other Discontinued Operations:
    Mortgage loans on real estate..........  $       21.4     $        23.1     $        63.9     $       69.5
    Other equity investments...............           4.4               4.4               7.5              7.5
    Guaranteed interest contracts..........           6.8               6.8              17.8             16.3
    Long-term debt.........................         101.7             101.7             101.7            101.7


15) COMMITMENTS AND CONTINGENT LIABILITIES

    In addition to its debt and lease commitments discussed in Notes 10 and 17 of Notes to Consolidated Financial Statements, from time to time, the Company has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 2004, these arrangements included commitments by the Company to provide equity financing of $418.2 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

    AXA Equitable is the obligor under certain structured settlement agreements it had entered into with unaffiliated insurance companies and beneficiaries. To satisfy its obligations under these agreements, AXA

    Equitable owns single premium annuities issued by previously wholly owned life insurance subsidiaries. AXA Equitable has directed payment under these annuities to be made directly to the beneficiaries under the structured settlement agreements. A contingent liability exists with respect to these agreements should the previously wholly owned subsidiaries be unable to meet their obligations. Management believes the need for AXA Equitable to satisfy those obligations is remote.

    The Company had $60.5 million of letters of credit related to reinsurance of which no amounts were outstanding at December 31, 2004. AXA Equitable had $29.2 million in commitments under existing mortgage loan agreements at December 31, 2004.

    In February 2002, Alliance signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCB LLC incurred in the ordinary course of its business in the event SCB LLC is unable to meet these obligations. At December 31, 2004, Alliance was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

16) LITIGATION

    A number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable, Equitable Variable Life Insurance Company ("EVLICO", which was merged into AXA Equitable effective January 1, 1997), and AXA Life like other life and health insurers, from time to time are involved in such litigations.

    In October 2000, an action entitled SHAM MALHOTRA, ET AL. V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, AXA ADVISORS, LLC AND EQUITABLE DISTRIBUTORS, INC. was commenced in the Supreme Court of the State of New York, County of Nassau. The action was brought by two individuals who purchased AXA Equitable deferred annuity products. The action purports to be on behalf of a class consisting of all persons who purchased an individual deferred annuity contract or who received a certificate to a group deferred annuity contract, sold by one of the defendants, which was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment; excluded from the class are officers, directors and agents of the defendants. The complaint alleges that the defendants engaged in fraudulent and deceptive practices in connection with the marketing and sale of deferred annuity products to fund tax-qualified contributory retirement plans. The complaint asserts claims for: deceptive business acts and practices in violation of the New York General Business Law (the "GBL"); use of misrepresentations and misleading statements in violation of the New York Insurance Law; false or misleading advertising in violation of the GBL; fraud, fraudulent concealment and deceit; negligent misrepresentation; negligence; unjust enrichment and imposition of a constructive trust; declaratory and injunctive relief; and reformation of the annuity contracts. The complaint seeks injunctive and declaratory relief, an unspecified amount of compensatory and punitive damages, restitution for all members of the class, and an award of attorneys' fees, costs and expenses. In October 2000, the defendants removed the action to the United States District Court for the Eastern District of New York, and thereafter filed a motion to dismiss. Plaintiffs filed a motion to remand the case to state court. In September 2001, the District Court issued a decision granting defendants' motion to dismiss and denying plaintiffs' motion to remand, and judgment was entered in favor of the defendants. In October 2001, plaintiffs filed a motion seeking leave to reopen the case for the purpose of filing an amended complaint. In addition, plaintiffs filed a new complaint in the District Court, alleging a similar class and similar facts. The new complaint asserted causes of action for violations of Federal securities laws in addition to the state law causes of action asserted in the previous complaint. In January 2002, plaintiffs amended their new complaint in response to defendants' motion to dismiss and, subsequently, in March 2002, defendants filed a motion to dismiss the amended complaint. In March 2003, the United States District Court for the Eastern District of New York: (i) granted plaintiffs' motion, filed October 2001, seeking leave to reopen their original case for the purpose of filing an amended complaint and accepted plaintiffs' proposed amended complaint, (ii) appointed the named plaintiffs as lead plaintiffs and their counsel as lead counsel for the putative class, (iii) consolidated plaintiffs' original action with their second action, which was filed in October 2001, and (iv) ruled that the court would apply AXA Equitable's motion to dismiss the amended complaint in the second action to the plaintiffs' amended complaint from the original action. In April 2003, plaintiffs filed a second amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The action purports to be on behalf of a class consisting of all persons who on or after October 3, 1997 purchased an individual variable deferred annuity contract, received a certificate to a group variable deferred annuity contract or made an additional investment through such a contract, which contract was used to fund a contributory retirement plan or arrangement qualified for favorable income tax treatment. In May 2003, the defendants filed a motion to dismiss the second amended complaint. In February 2004, the District Court issued a decision withdrawing without prejudice defendants' motion to dismiss the second amended complaint with leave to refile because the parties did not comply with the court's Individual Motion Practices. In March 2004, defendants filed a renewed motion to dismiss the second amended complaint.

    In October 2000, an action entitled AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP V. AXA CLIENT SOLUTIONS, LLC; THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES; AND AXA FINANCIAL, INC. was commenced in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants, in connection with certain annuities issued by AXA Equitable (i) breached an agreement with the plaintiffs involving the execution of mutual fund transfers, and (ii) wrongfully withheld withdrawal charges in connection with the termination of such annuities. Plaintiffs seek substantial lost profits and injunctive relief, punitive damages and attorneys' fees. Plaintiffs also seek return of the withdrawal charges. In February 2001, the District Court granted in part and denied in part defendants' motion to dismiss the complaint. In March 2001, plaintiffs filed an amended complaint. The District Court granted defendants' motion to dismiss AXA Client Solutions and the Holding Company from the amended complaint, and dismissed the conversion claims in June 2001. The District Court denied defendants' motion to dismiss the remaining claims. AXA Equitable answered the amended complaint. In July 2004, the court dismissed Emerald's complaint for lack of subject matter (diversity) jurisdiction. In June 2004, Emerald filed a new complaint that was substantially similar to the complaint filed in the dismissed action against AXA Equitable, AXA Client Solutions, LLC, and AXA Financial in the United States District Court for the Northern District of Illinois. In July 2004, Emerald filed an amended complaint, to which AXA Equitable filed an answer asserting several affirmative defenses. AXA Equitable also filed a partial motion to dismiss the amended complaint. In August 2004, Emerald filed a motion to dismiss several affirmative defenses, which motion was granted in September 2004. While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the consolidated financial position and results of operations of the Company, management believes that the ultimate resolution of this litigation should not have a material adverse effect on the Company's consolidated financial position.

    After the District Court denied defendants' motion to assert certain defenses and counterclaims in AMERICAN NATIONAL BANK, AXA Equitable commenced an action, in December 2001, entitled THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in the United States District Court for the Northern District of Illinois. The complaint arises out of the same facts and circumstances as described in AMERICAN NATIONAL BANK. AXA Equitable's complaint alleges common law fraud and equitable rescission in connection with certain annuities issued by AXA Equitable. AXA Equitable seeks unspecified money damages, rescission, punitive damages and attorneys' fees. In March 2002, defendants filed an answer to AXA Equitable's complaint and asserted counterclaims. Defendants' counterclaims allege common law fraud, violations of the Federal and Illinois Securities Acts and violations of the Illinois and New York Consumer Fraud Acts. Defendants seek unspecified money damages, punitive damages and attorneys' fees. In May 2002, the District Court granted in part and denied in part AXA Equitable's motion to dismiss defendants' counterclaims, dismissing defendants' Illinois Securities Act and New York Consumer Fraud Act claims. AXA Equitable answered defendants' remaining counterclaims. In July 2004, AXA Equitable filed a motion to dismiss this action on the ground that there is no subject matter (diversity) jurisdiction. In September 2004, the court dismissed AXA Equitable's action and retained jurisdiction over Emerald's counterclaims in that action.

    In January 2004, DH2, Inc., an entity related to Emerald Investments L.P., filed a lawsuit in the United States District Court for the Northern District of Illinois, against AXA Equitable and EQ Advisors Trust ("EQAT"), asserting claims for breach of contract and breach of fiduciary duty, claims under the Federal securities laws, and misappropriation of trade secrets. The complaint alleges that AXA Equitable and EQAT wrongfully misappropriated DH2, Inc.'s confidential and proprietary information to implement fair value pricing of securities within the subaccounts of DH2, Inc.'s variable annuity, which diminished the profitability of its proprietary trading strategy. The complaint also alleges that AXA Equitable and EQAT implemented fair value pricing for an improper purpose and without adequate disclosure. The complaint further alleges that AXA Equitable and EQAT are not permitted to implement fair value pricing of securities. In May 2004, the complaint was served on AXA Equitable and EQAT. In July 2004, DH2 filed an amended complaint adding the individual trustees as defendants. In October 2004, all defendants filed a motion to dismiss the amended complaint. In March 2005, the Court granted the motion to dismiss, dismissing DH2's claims for alleged violations of the Investment Company Act of 1940, as amended (the "Investment Company Act") with prejudice and dismissing the remaining claims without prejudice on the ground that DH2 failed to state a claim under the Federal securities laws. DH2 has until April 2005 to file a Second Amended Complaint consistent with the Court's decision.

    In November 2004, a fairness hearing in PETER FISCHEL, ET AL. V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, a previously disclosed lawsuit, was held and a settlement was approved effective as of January 2005. Management believes that the settlement of Fischel will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

    A putative class action entitled STEFANIE HIRT, ET AL. V. THE EQUITABLE RETIREMENT PLAN FOR EMPLOYEES, MANAGERS AND AGENTS, ET AL. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." The complaint challenges the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs allege that the change to the cash balance formula violates ERISA by reducing the rate of accruals based on age, failing to comply with ERISA's notice requirements and improperly applying the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violates ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. Defendants answered the complaint in October 2001. In April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula." Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed. In March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. The parties agreed that the new individual claims of the five named plaintiffs regarding the delivery of announcements to them would be excluded from the class certification. In April 2003, defendants filed an answer to the amended complaint. By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula. In July 2003, defendants filed a motion for summary judgment on the grounds that plaintiffs' claims are barred by applicable statutes of limitations. In October 2003, the District Court denied that motion. In July 2004, the parties filed cross motions for summary judgment asking the court to find in their respective favors on plaintiffs' claim that (1) the cash balance formula of the retirement plan violates ERISA's age discrimination provisions and (2) the notice of plan amendment distributed by AXA Equitable violated ERISA's notice rules. Following a hearing on the motions, the court ordered a limited amount of additional discovery to be conducted followed by a subsequent hearing.

    In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life." The complaint alleges that AXA Equitable improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings. In March 2003, AXA Equitable filed a motion to dismiss the complaint. In July 2003, the United States District Court for the

    Northern District of Illinois granted in part and denied in part AXA Equitable's motion to dismiss the complaint, dismissing plaintiffs' claims for violation of 26 U.S.C. 3121 and breach of contract. AXA Equitable has answered plaintiffs' remaining claim for violation of ERISA. In July 2003, plaintiffs filed a motion for class certification. In November 2003, AXA Equitable filed its opposition to the motion for class certification. In March 2004, the District Court entered an order certifying a class consisting of "[a]ll present, former and retired Equitable agents who (a) lost eligibility for benefits under any Equitable ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable of using compliance with specified sales goals as the test of who was a "full time life insurance salesman" and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy." Discovery has concluded and the parties have filed cross motions for summary judgment. The case has been removed from the trial calendar pending a decision on these motions.

    In May 2003, a putative class action complaint entitled ECKERT V. THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was filed in the United States District Court for the Eastern District of New York, as a case related to the Malhotra action described above. The complaint asserts a single claim for relief under Section 47(b) of the Investment Company Act of 1940, as amended based on AXA Equitable's alleged failure to register as an investment company. According to the complaint, AXA Equitable was required to register as an investment company because it was allegedly issuing securities in the form of variable insurance products and allegedly investing its assets primarily in other securities. The plaintiff purports to act on behalf of all persons who purchased or made an investment in variable insurance products from AXA Equitable on or after May 7, 1998. The complaint seeks declaratory judgment permitting putative class members to elect to void their variable insurance contracts; restitution of all fees and penalties paid by the putative class members on the variable insurance products, disgorgement of all revenues received by AXA Equitable on those products, and an injunction against the payment of any dividends by AXA Equitable to the Holding Company. In June 2003, AXA Equitable filed a motion to dismiss the complaint. In June 2004, plaintiff, in connection with a settlement of a proceeding entitled ECKERT V. AXA ADVISORS, LLC, ET. AL. which was filed with the National Association of Securities Dealers, Inc., released his putative class action claim against AXA Equitable. In June 2004, plaintiff's counsel filed a motion for withdrawal of plaintiff from the putative class action lawsuit and intervention by another member of the putative class as plaintiff. In March 2005, the Court granted the motion to intervene by another member of the putative class and denied AXA Equitable's motion to dismiss without prejudice to refile the motion after the new complaint is filed.

    The ten similar and previously disclosed putative class action lawsuits, arising out of the Holding Company's acquisition of MONY, and filed between September and October 2003, against the Holding Company (and in some cases AIMA Acquisition Co., a wholly owned subsidiary of the Holding Company ("AIMA")), MONY and MONY's directors in the Court of Chancery of the State of Delaware in and for New Castle County, entitled BEAKOVITZ V. AXA FINANCIAL, INC., ET AL.; BELODOFF V. THE MONY GROUP INC., ET AL.; BRIAN V. THE MONY GROUP INC. ET AL.; BRICKLAYERS LOCAL 8 AND PLASTERERS LOCAL 233 PENSION FUND V. THE MONY GROUP, INC., ET AL.; CANTOR V. THE MONY GROUP, INC., ET AL.; E.M. CAPITAL, INC. V. THE MONY GROUP, INC., ET AL.; GARRETT V. THE MONY GROUP INC., ET AL.; LEBEDDA V. THE MONY GROUP, INC., ET AL.; MARTIN
    V. ROTH, ET AL.; AND MUSKAL V. THE MONY GROUP, INC., ET AL. (collectively, the "MONY Stockholder Litigation") have been settled and dismissed with prejudice. The Company's management believes that the settlement of the MONY Stockholder Litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

    Related to the MONY Stockholder Litigation, the Holding Company, MONY and MONY's directors were named in two putative class action lawsuits filed in New York State Supreme Court in Manhattan, entitled LAUFER V. THE MONY GROUP, INC., et al. and NORTH BORDER INVESTMENTS V. BARRETT, ET AL. The complaints in these actions contain allegations substantially similar to those in the Delaware cases, and likewise purport to assert claims for breach of fiduciary duty against MONY's directors and for aiding and abetting a breach of fiduciary duty against the Holding Company. The complaints in these actions also purport to be brought on behalf of a class consisting of all MONY stockholders, excluding the defendants and their affiliates, and seek various forms of relief, including damages and injunctive relief that would, if granted, prevent the completion of the merger. In December 2003, defendants contested the claims in the LAUFER and NORTH BORDER complaints. In NORTH BORDER, in September 2004, the plaintiff agreed that it would not object to the proposed settlement before the Delaware Court of Chancery and that following a final judgment approving the settlement by the Delaware Court of Chancery, the plaintiff would dismiss its action against all defendants with prejudice. A stipulation of discontinuance for the North Border action was filed with the New York State Supreme Court in November 2004.

    In September 2004, a petition for appraisal entitled CEDE & CO. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by an alleged former MONY stockholder. The petition seeks a judicial appraisal of the value of the MONY shares held by former MONY stockholders who demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The parties are engaged in discovery. On or about November 4, 2004, a petition for appraisal entitled Highfields Capital Ltd. v. AXA Financial, Inc. was filed in the Delaware Court of Chancery by another alleged former MONY stockholder. The relief sought by the Highfields Capital petition is substantially identical to that sought pursuant to the Cede & Co. petition. The parties are engaged in discovery. In February 2005, the Delaware Court of Chancery consolidated the two actions for all purposes.

    In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that AXA Equitable uses stale prices for the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that AXA Equitable's use of stale pricing diluted the returns of the purported class. The complaint also alleges that AXA Equitable breached its fiduciary duty to the class by allowing market timing in general within AXA Equitable's variable insurance products, thereby diluting the returns of the class. The lawsuit asserts causes of action for negligence, gross negligence, breach of contract, and breach of fiduciary duty and seeks unspecified compensatory and punitive damages, plus prejudgment interest, attorneys' fees and costs. In June 2004, AXA Equitable removed the case to Federal court and in July 2004 filed a motion to dismiss. In July 2004, plaintiff filed a motion to remand the action to state court. In August 2004, the court stayed the action pending a decision by the U.S. Court of Appeals for the Seventh Circuit in a case filed against Putnam Funds et al. (to which the Holding Company is not a party) regarding removal pursuant to the Securities Litigation Uniform Standards Act under similar circumstances. In February 2005, the Baltimore Federal court entered a Conditional Transfer Order, conditionally transferring the case to Federal court in Baltimore, Maryland, where the majority of so-called market timing cases against various fund families have been transferred.

    ALLIANCE LITIGATION

    In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including Alliance. The principal allegations of the Enron Complaint, as they pertain to Alliance, are that Alliance violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act") with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege the registration statement was materially misleading and that Frank Savage, who was at that time an employee of Alliance and who was and remains a director of the general partner of Alliance, signed the registration statement at issue. Plaintiffs further allege that Alliance was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. In June 2002, Alliance moved to dismiss the ENRON Complaint as the allegations therein pertain to it. In March 2003, that motion was denied. In May 2003, a First Amended Consolidated Complaint, with substantially identical allegations as to Alliance, was filed. Alliance filed its answer in June 2003. In May 2003, plaintiffs filed an Amended Motion For Class Certification. In October 2003, following the completion of class discovery, Alliance filed its opposition to class certification. Alliance's motion is pending. The case is currently in discovery.

    In May 2002, a complaint entitled THE FLORIDA STATE BOARD OF ADMINISTRATION
    V. ALLIANCE CAPITAL MANAGEMENT L.P. ("SBA Complaint") was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance. The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration ("SBA") and Alliance, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. In June 2002, Alliance moved to dismiss the SBA Complaint; in September 2002, the court denied Alliance's motion to dismiss the SBA Complaint in its entirety. In November 2003, the SBA filed an amended complaint ("Amended SBA Complaint"). While the Amended SBA Complaint contains the Enron claims, the Amended SBA Complaint also alleges that Alliance breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance's research analysts could assign. The SBA also added claims for negligent supervision and common law fraud. The Amended SBA Complaint seeks rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade. During the third quarter of 2004, the SBA asserted in discovery that its Enron-related and 1-rated stock-related damages (including statutory interest) are approximately $2.9 billion. In November 2004, each party moved for partial summary judgment. In January 2005, the court granted, in part, Alliance's motion. Trial commenced in March 2005.

    In September 2002, a complaint entitled LAWRENCE E. JAFFE PENSION PLAN, LAWRENCE E. JAFFE TRUSTEE U/A 1198 V. ALLIANCE CAPITAL MANAGEMENT L.P., ALFRED HARRISON AND ALLIANCE PREMIER GROWTH FUND, INC. ("Jaffe Complaint") was filed in the United States District Court for the Southern District of New York against Alliance, Alfred Harrison and Premier Growth Fund alleging violation of the Investment Company Act. Plaintiff seeks damages equal to Premier Growth Fund's losses as a result of Premier Growth Fund's investment in shares of Enron and a recovery of all fees paid to Alliance beginning November 1, 2000. In March 2003, the court granted Alliance's motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed BENAK V. ALLIANCE CAPITAL MANAGEMENT L.P. AND ALLIANCE PREMIER GROWTH FUND action then pending. In December 2003, plaintiff filed an amended complaint ("Amended Jaffe Complaint") in the United States District Court for the District of New Jersey. The Amended Jaffe Complaint alleges violations of
    Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents, defendants misrepresented material facts related to Premier Growth Fund's investment objective and policies. In January 2004, defendants moved to dismiss the Amended Jaffe Complaint. That motion is pending.

    In December 2002, a putative class action complaint entitled PATRICK J. GOGGINS ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("Goggins Complaint") was filed in the United States District Court for the Southern District of New York against Alliance, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund. In August 2003, the court granted Alliance's motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. In December 2003, plaintiffs filed an amended complaint ("Amended Goggins Compliant") in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Premier Growth Fund's registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that the Premier Growth Fund's investment in Enron was inconsistent with the fund's stated strategic objectives and investment strategies. Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002. In January 2004, Alliance moved to dismiss the Amended Goggins Complaint. In

    December 2004, the court granted Alliance's motion and dismissed the case. In January 2005, plaintiff appealed the court's decision.

    In October 2003, a purported class action complaint entitled ERB ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("ERB Complaint") was filed in the Circuit Court of St. Clair County, State of Illinois against Alliance. Plaintiff, purportedly a shareholder in the Premier Growth Fund, alleges that Alliance breached unidentified provisions of Premier Growth Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance's analysts could assign. Plaintiff alleges that Alliance impermissibly purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance made for Premier Growth Fund over the past ten years, as well as an unspecified amount of damages. In June 2004, plaintiff filed an amended complaint ("Amended Erb Complaint") in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance's Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance made for Premier Growth Fund and other Large Cap Growth Team clients' portfolios over the past eight years, as well as an unspecified amount of damages. In July 2004, Alliance removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' claims are preempted under the Securities Litigation Uniform Standards Act. In August 2004, the District Court remanded the action to the Circuit Court. In September 2004, Alliance filed a notice of appeal with respect to the District Court's order. In December 2004, plaintiffs moved to dismiss Alliance's appeal. These motions are pending.

    Market Timing-Related Matters

    In October 2003, a purported class action complaint entitled HINDO ET AL. V. ALLIANCEBERNSTEIN GROWTH & INCOME FUND ET AL. ("Hindo Complaint") was filed against Alliance, Alliance Holding, ACMC, the Holding Company, the AllianceBernstein Funds, the registrants and issuers of those funds, certain officers of Alliance (the "Alliance defendants"), and certain other defendants not affiliated with Alliance, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance, including recovery of all fees paid to Alliance pursuant to such contracts.

    Since October 2003, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various Federal and state courts against Alliance and certain other defendants, and others may be filed. Such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974 ("ERISA"), certain state securities statutes and common law. All of these lawsuits seek an unspecified amount of damages.

    In February 2004, the Judicial Panel on Multidistrict Litigation ("MDL Panel") transferred all Federal actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). In March 2004 and April 2004, the MDL Panel issued orders conditionally transferring the state court cases against Alliance and numerous others to the Mutual Fund MDL. Transfer of all of these actions subsequently became final. Plaintiffs in three of these four actions moved to remand the actions back to state court. In June 2004, the Court issued an interim opinion deferring decision on plaintiffs' motions to remand until a later stage in the proceedings. Subsequently, the plaintiff in the state court individual action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending. Defendants are not yet required to respond to the complaints filed in the state court derivative actions.

    In September 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order. The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous Federal lawsuits.

    The Holding Company, AXA S.A. and AXA Equitable are named as defendants in the mutual fund shareholder complaint and the Alliance Holding unitholder derivative complaint. Claims have been asserted against all these companies that include both control person and direct liability. The Holding Company is named as a defendant in the mutual fund complaint and the ERISA complaint. Alliance recorded charges to income totaling $330 million during the second half 2003 in connection with establishing the $250 million restitution fund and certain other matters. During 2004, Alliance paid $296 million related to these matters (including $250 million to the restitution fund) and has cumulatively paid $302 million. Accordingly, it is possible that additional charges in the future may be required.

    Revenue Sharing-Related Matters

    In June 2004, a purported class action complaint entitled AUCOIN, ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P., ET AL. ("Aucoin Complaint") was filed against Alliance, Alliance Holding, ACMC, The Holding Company, AllianceBernstein Investment Research and Management, Inc., a wholly-owned subsidiary of Alliance ("ABIRM"), certain current and former directors of the AllianceBernstein Funds, and unnamed Doe defendants. The Aucoin Complaint names the AllianceBernstein Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from AllianceBernstein Fund assets to broker-dealers in exchange for preferential marketing services,
    (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with Alliance, including recovery of all fees paid to Alliance pursuant to such contracts, an accounting of all AllianceBernstein Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

    Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance and certain other defendants, and others may be filed. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

    In February 2005, plaintiffs filed a consolidated amended class action complaint that asserts claims substantially similar to the Aucion Complaint and the nine additional lawsuits referenced above.

    Directed Brokerage

    Alliance and approximately twelve other investment management firms were mentioned publicly in connection with the settlement by the SEC of charges that Morgan Stanley violated Federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds' disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas, and the NASD has issued requests for information, to Alliance in connection with this matter and Alliance has provided documents and other information to the SEC and the NASD and is cooperating fully with their investigations. On March 11, 2005, discussions commenced with the NASD that Alliance's management believes will conclude these investigations. Accordingly, Alliance recorded a $5 million charge against 2004 earnings.

    Proof of Claim-Related Matters

    In January 2005, a purported class action complaint entitled CHARLES DAVIDSON AND BERNARD SAMSON, ET AL. V. BRUCE W. CALVERT, ET AL. ("Davidson Complaint") was filed against Alliance Capital, ABIRM, various current and former directors of ACMC, and unnamed Doe defendants in the United States District Court for the Southern District of New York by alleged shareholders of AllianceBernstein Funds. The Davidson Complaint alleges that Alliance Capital, as investment advisor to the AllianceBernstein Funds, and the other defendants breached their fiduciary duties arising under Sections 36(a), 36(b) and 47(b) of the Investment

    Company Act by failing to ensure that the AllianceBernstein Funds participated in certain securities class action settlements for which the Funds were eligible. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, and forfeiture of all commissions and fees paid to the defendants.

    Two additional lawsuits making factual allegations substantially similar to those in the Davidson Complaint were filed against Alliance Capital and certain defendants not affiliated with Alliance Capital, and others may be filed. One of the lawsuits was brought as a class action in the United States District Court for the District of Massachusetts on behalf of alleged shareholders of the Mass Mutual family of funds. The other lawsuit was brought as a class action in the United States District Court for the Eastern District of Pennsylvania on behalf of alleged shareholders of the Vanguard family of funds. Both additional lawsuits: (i) assert claims against Alliance Capital in connection with sub-advisory services provided by Alliance Capital to the respective fund families; (ii) assert claims substantially identical to the Davidson Complaint; and (iii) seek relief substantially identical to the Davidson Complaint.

                         ------------------------------

    Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted, the ultimate resolution of the litigations described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company. Except as noted above, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above will have a material adverse effect on the Company's consolidated results of operations in any particular period.

    In addition to the matters previously reported and those described above, AXA Equitable and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

17) LEASES

    The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable operating leases for 2005 and the four successive years are $131.9 million, $121.1 million, $110.7 million, $102.8 million, $90.9 million and $715.8 million thereafter. Minimum future sublease rental income on these noncancelable operating leases for 2005 and the four successive years is $11.5 million, $4.1million, $3.3 million, $2.9 million, $2.3 million and $17.5 million thereafter.

    At December 31, 2004, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2005 and the four successive years is $74.4 million, $77.6 million, $70.9 million, $73.8 million, $72.4 million and $708.5 million thereafter.

    The Company has entered into capital leases for certain information technology equipment. Future minimum payments under noncancelable capital leases for 2005 and the four successive years are $.9 million and $.6 million, $.3 million, $.3 million and $.2 million, respectively.

18) INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

    AXA Equitable is restricted as to the amounts it may pay as dividends to the Holding Company. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent; pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $433.1 million during 2005. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2004, 2003 and 2002, the Insurance Group statutory net income totaled $571.4 million, $549.4 million and $451.6 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $5,287.3 million and 4,555.7 million at December 31, 2004 and 2003, respectively. In 2004, 2003 and 2002, respectively, AXA Equitable paid shareholder dividends of $500.0 million, $400.0 million and $500.0 million.

    At December 31, 2004, the Insurance Group, in accordance with various government and state regulations, had $32.8 million of securities deposited with such government or state agencies.

    At December 31, 2004 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2004.

    Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholders' equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in Alliance and Alliance Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (i) computer software development costs are capitalized under GAAP but expensed under SAP; and (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP.

    The following reconciles the Insurance Group's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the NYID with net earnings and equity on a GAAP basis.

                                                              2004               2003                2002
                                                        -----------------   ----------------   -----------------
                                                                             (IN MILLIONS)


    Net change in statutory surplus and
      capital stock....................................  $       196.8       $       43.4       $   (1,354.7)
    Change in AVR......................................          528.1              152.2             (464.7)
                                                        -----------------   ----------------   -----------------
    Net change in statutory surplus, capital stock
      and AVR..........................................          724.9              195.6           (1,819.4)
    Adjustments:
      Future policy benefits and policyholders'
        account balances...............................         (398.8)            (245.7)             255.2
      DAC..............................................          529.2              556.1              458.1
      Deferred income taxes............................          122.5               30.9             (634.6)
      Valuation of investments.........................           10.1               39.6              (74.8)
      Valuation of investment subsidiary...............         (460.3)            (321.6)           1,399.4
      Change in fair value of guaranteed minimum
        income benefit reinsurance contracts...........           61.0              (91.0)             120.0
      Shareholder dividends paid.......................          500.0              400.0              500.0
      Changes in non-admitted assets...................          (74.7)             (35.1)             384.2
      Other, net.......................................          (98.9)              (2.1)             (23.7)
      GAAP adjustments for Other Discontinued
        Operations.....................................           14.9               (2.3)              23.0
                                                        -----------------   ----------------   -----------------
    Net Earnings of the Insurance Group................  $       929.9       $      524.4       $      587.4
                                                        =================   ================   =================

                                                                              DECEMBER 31,
                                                        ---------------------------------------------------------
                                                              2004               2003                2002
                                                        -----------------   ----------------   ------------------
                                                                             (IN MILLIONS)


    Statutory surplus and capital stock................  $     4,331.5       $    4,134.7       $    4,091.3
    AVR................................................          870.0              341.9              189.7
                                                        -----------------   ----------------   ------------------
    Statutory surplus, capital stock and AVR...........        5,201.5            4,476.6            4,281.0
    Adjustments:
      Future policy benefits and policyholders'
        account balances...............................       (1,882.1)          (1,483.3)          (1,237.6)
      DAC..............................................        6,813.9            6,290.4            5,801.0
      Deferred income taxes............................       (1,770.4)          (1,729.8)          (1,835.8)
      Valuation of investments.........................        2,237.6            2,196.3            1,629.6
      Valuation of investment subsidiary...............       (1,973.3)          (1,513.0)          (1,191.4)
      Fair value of guaranteed minimum income benefit
        reinsurance contracts..........................           90.0               29.0              120.0
      Non-admitted assets..............................        1,055.5            1,130.2            1,162.3
      Issuance of surplus notes........................         (599.7)            (599.6)            (599.6)
      Other, net.......................................          147.9               77.7              157.2
      GAAP adjustments for Other Discontinued
        Operations.....................................          (96.4)            (103.9)            (108.7)
                                                        -----------------   ----------------   ------------------
    Equity of the Insurance Group......................  $     9,224.5       $    8,770.6       $    8,178.0
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

    The Investment Services segment is principally comprised of the investment management business of Alliance. Alliance provides diversified investment management and related services globally to a broad range of clients including: (a) institutional clients, including pension funds, endowment funds and domestic and foreign financial institutions and governments, (b) private clients, including high net worth individuals, trusts and estates, charitable foundations and other entities, by means of separately managed accounts, hedge funds and other investment vehicles, (c) individual investors, principally through a broad line of mutual funds, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and other services. This segment also includes institutional Separate Accounts principally managed by Alliance that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

    Intersegment investment advisory and other fees of approximately $118.4 million, $103.0 million and $102.2 million for 2004, 2003 and 2002, respectively, are included in total revenues of the Investment Services segment.

    The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.


                                                               2004               2003               2002
                                                         -----------------   ----------------  ------------------
                                                                              (IN MILLIONS)


    SEGMENT REVENUES:
    Insurance..........................................   $     5,447.7       $     4,734.4     $     4,673.4
    Investment Services................................         3,031.5             2,738.5           2,744.9
    Consolidation/elimination..........................           (82.8)              (70.4)            (71.3)
                                                         -----------------   ----------------  ------------------
    Total Revenues.....................................   $     8,396.4       $     7,402.5     $     7,347.0
                                                         =================   ================  ==================

    SEGMENT EARNINGS (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME
      TAXES AND MINORITY INTEREST:
    Insurance..........................................   $       946.3       $       631.6     $       437.9
    Investment Services................................           728.8               318.6             590.7
    Consolidation/elimination..........................             (.9)                -                 -
                                                         -----------------   ----------------  ------------------
    Total Earnings from Continuing Operations
       before Income Taxes
       and Minority Interest...........................   $     1,674.2       $       950.2     $     1,028.6
                                                         =================   ================  ==================

                                                                              DECEMBER 31,
                                                         --------------------------------------------------------
                                                               2004               2003               2002
                                                         -----------------   ----------------  ------------------
                                                                              (IN MILLIONS)

    ASSETS:

    Insurance..........................................   $   110,141.1       $    98,822.1     $    80,638.7
    Investment Services................................        14,326.3            15,410.1          14,160.3
    Consolidation/elimination..........................            26.7                33.1              27.3
                                                         -----------------   ----------------  ------------------
    Total Assets.......................................   $   124,494.1       $   114,265.3     $    94,826.3
                                                         =================   ================  ==================

20) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The quarterly results of operations for 2004 and 2003 are summarized below:

                                                                THREE MONTHS ENDED
                                   ------------------------------------------------------------------------------
                                       MARCH 31           JUNE 30            SEPTEMBER 30          DECEMBER 31
                                   -----------------  -----------------   ------------------   ------------------
                                                                   (IN MILLIONS)
    2004
    Total Revenues................  $     2,124.2      $     2,019.7       $    2,093.5         $    2,159.0
                                   =================  =================   ==================   ==================

    Earnings from Continuing
      Operations..................  $       227.4      $       269.3       $      204.6         $      192.5
                                   =================  =================   ==================   ==================

    Net Earnings..................  $       226.6      $       270.5       $      220.2         $      212.6
                                   =================  =================   ==================   ==================

    2003
    Total Revenues................  $     1,674.7      $     1,826.8       $    1,857.8         $    2,043.2
                                   =================  =================   ==================   ==================

    Earnings from
      Continuing Operations.......  $        35.7      $       209.7       $      134.8         $      140.8
                                   =================  =================   ==================   ==================

    Net Earnings..................  $        35.7      $       209.8       $      135.5         $      143.4
                                   =================  =================   ==================   ==================

21) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Holding Company sponsors a stock incentive plan for employees of AXA Equitable . Alliance sponsors its own stock option plans for certain employees.

    In January 2001, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $73.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. The Company recorded an increase in the Stock Appreciation Rights liability of $14.3 million and $12.0 for 2004 and 2003, respectively, primarily reflecting the variable accounting for the Stock Appreciation Rights based on the change in the market value of AXA ADRs in 2004 and 2003.

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

                                                              2004               2003                 2002
                                                        -----------------   ----------------   -------------------
                                                                              (IN MILLIONS)

    Net income, as reported............................  $       929.9       $      524.4       $      587.4
    Less: total stock-based employee compensation
       expense determined under fair value method for
       all awards, net of income tax benefit...........          (21.4)             (35.8)             (36.0)
                                                        -----------------   ----------------   -------------------
    Pro Forma Net Earnings.............................  $       908.5       $      488.6       $      551.4
                                                        =================   ================   ===================

    The Black-Scholes option pricing model was used in determining the fair values of option awards used in the pro-forma disclosures above. The option pricing assumptions for 2004, 2003 and 2002 follow:

                                               HOLDING COMPANY                           ALLIANCE
                                   -----------------------------------------   ------------------------------
                                       2004           2003         2002          2004      2003       2002
                                   -------------  ------------- ------------   --------- ---------- ---------

     Dividend yield...............    2.24%          2.48%         2.54%         3.5       6.1%      5.80%
     Expected volatility..........     43%            46%           46%          32%        32%       32%
     Risk-free interest rate......    2.86%          2.72%         4.04%         4.0%      3.0%       4.2%
     Expected life in years.......      5              5             5            5          7         7
     Weighted average fair value
       per option at grant date...    $6.94          $4.39         $6.30        $8.00      $5.96     $5.89


    A summary of the activity in the option shares of the Holding Company and Alliance's option plans follows, including information about options outstanding and exercisable at December 31, 2004.


                                                       HOLDING COMPANY                         ALLIANCE
                                             ------------------------------------  ---------------------------------
                                                                    WEIGHTED                           WEIGHTED
                                                                    AVERAGE                            AVERAGE
                                                  AXA ADRS          EXERCISE           UNITS           EXERCISE
                                               (IN MILLIONS)         PRICE         (IN MILLIONS)        PRICE
                                             -------------------  ---------------  --------------- -----------------

        Balance at January 1, 2002.......         30.0              $31.55              15.9           $33.58
          Granted........................          6.7              $17.24               2.4           $33.32
          Exercised......................          (.2)             $10.70              (1.4)          $14.83
          Forfeited......................         (1.2)             $27.12               (.5)          $42.99
                                             -------------------                   ---------------

        Balance at December 31, 2002.....         35.3              $25.14              16.4           $34.92
          Granted........................          9.1              $12.60                .1           $35.01
          Exercised......................         (1.7)              $7.85              (1.2)          $17.26
          Forfeited......................         (1.8)             $25.16              (1.5)          $43.27
                                             -------------------                   ---------------

        Balance at December 31, 2003.....         40.9              $23.04              13.8           $35.55
          Granted........................          7.2              $20.66                .1           $33.00
          Exercised......................         (2.5)             $14.82              (2.5)          $18.43
          Forfeited......................         (1.6)             $23.74              (1.8)          $46.96
                                             -------------------                   ---------------

        Balance at December 31, 2004              44.0              $23.03               9.6           $37.82
                                             ===================                   ===============

    Information about options outstanding and exercisable at December 31, 2004 follows:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                             ---------------------------------------------------   -------------------------------------
                                                   WEIGHTED
                                                    AVERAGE         WEIGHTED                               WEIGHTED
              RANGE OF             NUMBER          REMAINING        AVERAGE             NUMBER              AVERAGE
              EXERCISE          OUTSTANDING       CONTRACTUAL       EXERCISE          EXERCISABLE          EXERCISE
               PRICES          (IN MILLIONS)     LIFE (YEARS)        PRICE           (IN MILLIONS)           PRICE
        ------------------  ------------------- ---------------- ---------------   ------------------   ----------------

              AXA ADRs
        ------------------
          $6.33 - $8.97               .2               1.08            $7.65               .2                 $7.65
          $10.13 - $15.12           10.1               7.39           $12.66              4.4                $12.81
          $15.91 - $22.84           15.5               7.35           $19.42              7.1                $18.51
          $25.96 - $32.87           13.1               3.65           $30.65             12.3                $30.64
          $35.85                     5.1               4.48           $35.85              5.1                $35.85
                              -----------------                                    ------------------
          $6.33 - $35.85            44.0                              $23.03             29.1                $25.71
                              =================                                    ==================

            Alliance
        ------------------
          $8.81-$18.47               1.2               2.25           $15.31              1.2                $15.31
          $25.63-$30.25              2.2               4.40           $28.05              2.1                $28.06
          $32.52-$48.50              3.1               7.01           $39.18              1.7                $42.03
          $50.15-$50.56              1.7               6.92           $50.25              1.0                $50.25
          $51.10-$58.50              1.4               5.95           $53.77              1.1                $53.76
                              -----------------                                    ------------------
          $8.81-$58.50               9.6               5.66           $37.82              7.1                $36.41
                              =================                                    ==================

    The Company's ownership interest in Alliance will continue to be reduced upon the exercise of unit options granted to certain Alliance employees. Options are exercisable over periods of up to ten years.

    In 1997, Alliance Holding established a long-term incentive compensation plan under which grants are made to key employees for terms established by Alliance Holding at the time of grant. These awards include options, restricted Alliance Holding units and phantom restricted Alliance Holding units, performance awards, other Alliance Holding unit based awards, or any combination thereof. At December 31, 2004, approximately 11.3 million Alliance Holding units of a maximum 41.0 million units were subject to options granted and .1 million Alliance Holding units were subject to awards made under this plan.

22) RELATED PARTY TRANSACTIONS

    The Company reimburses the Holding Company for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to the Holding Company of the benefits provided which totaled $55.0 million and $57.6 million, respectively, for 2004 and 2003.

    The Company paid $658.8 million and $639.1 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for 2004 and 2003. The Company charged AXA Distribution's subsidiaries $293.1 million and $304.4 million, respectively, for their applicable share of operating expenses for 2004 and 2003, pursuant to the Agreements for Services.

    In September 2001, AXA Equitable loaned $400.0 million to AXA Insurance Holding Co. Ltd., a subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

    Both AXA Equitable and Alliance, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements that include technology and professional development arrangements. Payments by AXA Equitable and Alliance to AXA under such agreements totaled approximately $30.2 million and $16.7 million in 2004 and 2003, respectively. Payments by AXA and AXA affiliates to AXA Equitable under such agreements totaled $38.9 million and $32.5 million in 2004 and 2003, respectively.

    In 2003, AXA Equitable entered into a reinsurance agreement with AXA Financial Reinsurance Company (Bermuda), LTD ("AXA Bermuda"), an indirect wholly owned subsidiary of the Holding Company, to cede certain term insurance policies written after December 2002. AXA Equitable ceded $28.6 million and $9.0 million of premiums and $16.4 million and $2.8 million of reinsurance reserves to AXA Bermuda in 2004 and 2003, respectively.

    In 2004, as a result of the Holding Company's acquisition of MONY, the Company restructured certain operations to reduce expenses and recorded pre-tax provisions of $45.6 million related to severance and $33.0 million related to the writeoff of capitalized software. During 2004, total severance payments made to employees totaled $5.0 million.

    Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by Alliance described below:

                                                               2004               2003               2002
                                                         -----------------   ----------------  ------------------
                                                                              (IN MILLIONS)

    Investment advisory and services fees..............   $       744.6       $       748.1     $       763.2
    Distribution revenues..............................           447.3               436.0             467.5
    Shareholder servicing fees.........................            87.5                94.3             101.6
    Other revenues.....................................             8.8                11.4              10.2
    Brokerage..........................................             4.2                 4.4               7.0

23) SALE OF ALLIANCE CASH MANAGEMENT BUSINESS

    On October 28, 2004, Alliance announced that Alliance and Federated Investors, Inc. ("Federated") had reached a definitive agreement for Federated to acquire Alliance's cash management business. Under the agreement, up to $29.0 billion in assets from 22 third-party-distributed money market funds of AllianceBernstein Cash Management Services, will be transitioned into Federated money market funds at December 31, 2004. The transaction will not include the assets of AllianceBernstein Exchange Reserves, Inc., which will continue to be available to investors in other AllianceBernstein mutual funds. In addition, Alliance will continue to meet the liquidity needs of investors in its private client, managed account and institutional investment management businesses. The capital gain, net of income taxes and minority interest, that would be recognized upon the closing of the transaction in 2005 is not expected to be material to the Company. Estimated contingent payments received from Federated in the five years following the closing are expected to be similar in amount to the business's anticipated profit contribution over that period. The overall effect on earnings is, therefore, expected to be immaterial.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
AXA Equitable Life Insurance Company

Our audits of the consolidated financial statements referred to in our report dated March 31, 2005 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
New York, New York

March 31, 2005

                                          AXA EQUITABLE LIFE INSURANCE COMPANY
                                                       SCHEDULE I
                           SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                                   DECEMBER 31, 2004

                                                                                     ESTIMATED          CARRYING
TYPE OF INVESTMENT                                                COST (A)          FAIR VALUE           VALUE
                                                              -----------------   ----------------   ---------------
                                                                                  (IN MILLIONS)

Fixed maturities:
   U.S. government, agencies and authorities................   $       964.1       $    1,017.7       $    1,017.7
   State, municipalities and political subdivisions.........           187.1              206.9              206.9
   Foreign governments......................................           245.1              292.2              292.2
   Public utilities.........................................         3,035.3            3,265.0            3,265.0
   All other corporate bonds................................        22,722.9           24,170.2           24,170.2
   Redeemable preferred stocks..............................         1,623.1            1,770.3            1,770.3
                                                              -----------------   ----------------   --------------
Total fixed maturities......................................        28,777.6           30,722.3           30,722.3
                                                              -----------------   ----------------   ---------------
Equity securities:
  Common stocks:
    Industrial, miscellaneous and all other.................             1.4                3.3                3.3
Mortgage loans on real estate...............................         3,131.9            3,321.4            3,131.9
Real estate.................................................           307.1              XXX                307.1
Real estate acquired in satisfaction of debt................           221.0              XXX                221.0
Real estate joint ventures..................................           115.1              XXX                115.1
Policy loans................................................         3,831.4            4,358.2            3,831.4
Other limited partnership interests and equity investments..         1,007.2            1,007.2            1,007.2
Other invested assets.......................................         1,112.1            1,112.1            1,112.1
                                                              -----------------   ----------------   ---------------
Total Investments...........................................   $    38,504.8       $   40,524.5       $   40,451.4
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

                                          AXA EQUITABLE LIFE INSURANCE COMPANY
                                                      SCHEDULE II
                                            BALANCE SHEETS (PARENT COMPANY)
                                               DECEMBER 31, 2004 AND 2003

                                                                                   2004                 2003
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)

ASSETS
Investment:
  Fixed maturities:
    Available for sale, at estimated fair value (amortized
      cost of $28,489.8 and $26,874.1, respectively)........................  $     30,409.7       $     28,787.4
  Mortgage loans on real estate.............................................         3,131.9              3,503.1
  Equity real estate........................................................           643.1                656.4
  Policy loans..............................................................         3,604.8              3,670.4
  Investments in and loans to affiliates....................................         1,759.9              1,246.9
  Other equity investments..................................................         1,011.3                789.0
  Other invested assets.....................................................           782.5                590.7
                                                                              -----------------    -----------------
      Total investments.....................................................        41,343.2             39,243.9
Cash and cash equivalents...................................................           538.6                402.4
Deferred policy acquisition costs...........................................         6,776.9              6,248.6
Amounts due from reinsurers.................................................         1,535.2              1,510.8
Other assets................................................................         2,239.2              2,228.8
Loans to affiliates.........................................................           400.0                400.0
Prepaid pension asset.......................................................           804.7                838.3
Separate Accounts assets....................................................        61,559.4             54,438.1
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $    115,197.2       $    105,310.9
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $     26,474.3       $     24,907.5
Future policy benefits and other policyholders liabilities..................        13,973.8             13,831.4
Short-term and long-term debt...............................................           848.0                847.9
Federal income taxes payable................................................         2,051.5              1,775.9
Other liabilities...........................................................         1,065.7                877.0
Separate Accounts liabilities...............................................        61,559.4             54,300.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................       105,972.7             96,540.3
                                                                              -----------------    -----------------

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued
  and outstanding...........................................................             2.5                  2.5
Capital in excess of par value..............................................         4,890.9              4,848.2
Retained earnings...........................................................         3,457.0              3,027.1
Accumulated other comprehensive income......................................           874.1                892.8
                                                                              -----------------    -----------------
      Total shareholder's equity............................................         9,224.5              8,770.6
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $    115,197.2       $    105,310.9
                                                                              =================    =================


The financial information of AXA Equitable Life Insurance Company ("Parent Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                          AXA EQUITABLE LIFE INSURANCE COMPANY
                                                      SCHEDULE II
                                        STATEMENTS OF EARNINGS (PARENT COMPANY)
                                       YEARS ENDED DECEMBER 31, 2004, 2003, 2002

                                                                      2004                2003               2002
                                                                 -----------------   -----------------   ---------------
                                                                                     (IN MILLIONS)

REVENUES
Universal life and investment-type product policy fee
  income........................................................  $     1,594.1      $     1,373.1       $     1,312.3
Premiums........................................................          873.5              882.8               936.7
Net investment income...........................................        2,435.9            2,338.3             2,321.7
Investment gains (losses), net..................................           62.8              (70.6)             (264.1)
Equity in earnings of subsidiaries .............................          183.9               44.3               113.1
Commissions, fees and other income..............................          427.7              163.2               337.6
                                                                 -----------------   -----------------  ----------------
      Total revenues............................................        5,577.9            4,731.1             4,757.3
                                                                 -----------------   -----------------  ----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.........................................        1,847.0            1,691.0             2,025.7
Interest credited to policyholders' account balances............        1,017.2              946.6               945.5
Compensation and benefits.......................................          490.7              379.1               310.2
Commissions.....................................................        1,068.6            1,072.4               835.5
Interest expense................................................           54.5               58.8                72.5
Amortization of deferred policy acquisition costs...............          466.7              424.9               292.6
Capitalization of deferred policy acquisition costs.............       (1,015.3)            (990.0)             (753.2)
Rent expense....................................................           71.0               67.9                66.7
Amortization and depreciation...................................          122.4               98.1                88.0
Premium taxes...................................................           34.6               35.7                36.3
Other operating costs and expenses..............................          251.8              242.7               248.0
                                                                 -----------------   -----------------  ----------------
      Total benefits and other deductions.......................        4,409.2            4,027.2             4,167.8
                                                                 -----------------   -----------------  ----------------

Earnings from continuing operations before
  income taxes..................................................        1,168.7              703.9               589.5
Income tax (expense) benefit....................................         (274.9)            (182.9)               25.4
                                                                 -----------------   -----------------  ----------------
Earnings from continuing operations.............................          893.8              521.0               614.9
Earnings from other discontinued operations,
   net of income taxes..........................................            7.9                3.4                 5.6
Gain on real estate to be disposed of,
   net of income taxes..........................................           31.1                -                   -
Cumulative effect of accounting changes,
   net of income taxes..........................................           (2.9)               -                 (33.1)
                                                                 -----------------   -----------------  ----------------
Net Earnings....................................................  $       929.9      $       524.4       $       587.4
                                                                 =================   =================  ================

                                           AXA EQUITABLE LIFE INSURANCE COMPANY
                                                       SCHEDULE II
                                        STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                                       YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                      2004                2003                2002
                                                                 -----------------   -----------------   ----------------
                                                                                     (IN MILLIONS)

Net earnings....................................................  $       929.2      $       524.4       $       587.4
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Interest credited to policyholders' account balances..........        1,017.2              946.6               945.5
  Universal life and investment-type policy fee income..........       (1,594.1)          (1,373.1)           (1,312.3)
  Investment (gains) losses net.................................          (62.8)              70.6               264.1
  Equity in net earnings of subsidiaries........................         (183.9)             (44.3)             (113.1)
  Dividends from subsidiaries...................................           32.9              181.8               213.6
  Change in deferred policy acquisition costs...................         (548.6)            (565.1)             (460.6)
  Change in future policy benefits and other policyholder
    funds.......................................................           55.6              (98.7)              216.1
  Change in prepaid pension asset...............................           33.6               26.8              (363.0)
  Change in fair value of guaranteed minimum income
    benefit reinsurance contract................................          (61.0)              91.0              (120.0)
  Change in property and equipment..............................          (27.3)             (23.9)              (23.2)
  Change in income tax payable..................................          271.9              193.0                93.2
  Amortization and depreciation.................................          122.4               98.1                88.0
  Other, net....................................................         (133.6)             187.2               118.2
                                                                 -----------------   -----------------  -----------------

Net cash (used) provided by operating activities................         (147.8)             214.4               133.9
                                                                 -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments.....................................        3,313.6            4,180.6             2,973.1
  Sales.........................................................        3,025.5            4,778.7             7,624.4
  Purchases.....................................................       (7,002.1)         (11,403.4)          (12,609.2)
  Net change in loans to discontinued operations................           (3.6)               2.5                38.1
  Change in short-term investments..............................          (93.2)             357.0              (570.9)
  Change in policy loans........................................           65.8              135.6                71.5
  Other, net....................................................           45.2              (61.7)               97.5
                                                                 -----------------   -----------------  -----------------

Net cash used by investing activities...........................         (648.8)          (2,010.7)           (2,375.5)
                                                                 -----------------   -----------------  -----------------

Cash flows from financing activities:
 Policyholders' account balances:
    Deposits....................................................        4,079.8            5,689.6             4,384.9
    Withdrawals and transfers to Separate Accounts..............       (2,690.8)          (3,141.6)           (1,995.9)
  Shareholder dividends paid....................................         (500.0)            (400.0)             (500.0)
  Other, net....................................................           43.8               35.4                58.9
                                                                 -----------------   -----------------  -----------------

Net cash provided by financing activities.......................          932.8            2,183.4             1,947.9
                                                                 -----------------   -----------------  -----------------

Change in cash and cash equivalents.............................          136.2              387.1              (293.7)

Cash and cash equivalents, beginning of year....................          402.4               15.3               309.0
                                                                 -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year..........................  $       538.6      $       402.4       $        15.3
                                                                 =================   =================  =================

Supplemental cash flow information:
  Interest Paid.................................................  $        43.2      $        43.2       $        43.6
                                                                 =================   =================  =================
  Income Taxes Paid (Refunded)..................................  $       110.6      $       (58.8)      $      (153.6)
                                                                 =================   =================  =================

                                                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                                                  SCHEDULE III
                                                       SUPPLEMENTARY INSURANCE INFORMATION
                                                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                                    FUTURE POLICY    POLICY                                 AMORTIZATION
                       DEFERRED                        BENEFITS      CHARGES       (1)      POLICYHOLDERS'   OF DEFERRED     (2)
                        POLICY     POLICYHOLDERS'     AND OTHER        AND         NET       BENEFITS AND       POLICY      OTHER
                      ACQUISITION     ACCOUNT       POLICYHOLDERS'   PREMIUM    INVESTMENT     INTEREST      ACQUISITION  OPERATING
     SEGMENT             COSTS       BALANCES            FUNDS       REVENUE      INCOME       CREDITED         COSTS      EXPENSE
--------------------- ------------ --------------  --------------- ----------- -----------  --------------  ------------  ---------
                                                                         (IN MILLIONS)

Insurance.........     $  6,813.9   $ 26,875.1     $   14,099.6    $   2,475.0  $  2,437.2  $     2,905.2   $     472.9   $ 1,123.3
Investment
  Services........            -            -                -              -          37.7            -             -       2,302.7
Consolidation/
  elimination.....            -            -                -              -          26.5            -             -         (81.9)
                      ------------ --------------  --------------- ------------ ----------  -------------   ------------  ----------
Total.............     $  6,813.9   $ 26,875.1     $   14,099.6    $   2,475.0  $  2,501.4  $     2,905.2   $     472.9   $ 3,344.1
                      ============ ==============  =============== ============ ==========  =============   ============  ==========

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                                                   AXA EQUITABLE LIFE INSURANCE COMPANY
                                                               SCHEDULE III
                                                    SUPPLEMENTARY INSURANCE INFORMATION
                                                AT AND FOR THE YEAR ENDED DECEMBER 31, 2003

                                                Future Policy       Policy                               Amortization
                    Deferred                       Benefits        Charges      (1)      Policyholders'   of Deferred        (2)
                     Policy     Policyholders'    and Other          and        Net       Benefits and      Policy          Other
                   Acquisition     Account      Policyholders'     Premium   Investment     Interest      Acquisition     Operating
   Segment            Costs        Balances         Funds          Revenue     Income       Credited         Costs         Expense
-----------------  ---------------------------  --------------   ---------- -----------  --------------  ------------   ------------
                                                                      (IN MILLIONS)

Insurance........  $   6,290.4  $    25,307.7   $   13,934.7     $ 2,266.1   $  2,340.8  $    2,677.9    $      434.6   $     990.3
Investment
  Services.......          -              -              -             -           16.9           -               -         2,419.9
Consolidation/
  elimination....          -              -              -             -           29.2           -               -           (70.4)
                   ------------ --------------  --------------   ----------- ----------  --------------  ------------   ------------
Total............  $   6,290.4  $    25,307.7   $   13,934.7     $ 2,266.1   $  2,386.9  $    2,677.9    $      434.6   $   3,339.8
                   ============ ==============  ==============   =========== ==========  ==============  ============   ============


(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                                           AXA EQUITABLE LIFE INSURANCE COMPANY
                                                      SCHEDULE III
                                            SUPPLEMENTARY INSURANCE INFORMATION
                                            FOR THE YEAR ENDED DECEMBER 31, 2002

                              Policy                                            Amortization
                             Charges           (1)         Policyholders'        of Deferred             (2)
                               and             Net          Benefits and           Policy               Other
                             Premium        Investment        Interest           Acquisition          Operating
   Segment                   Revenue          Income          Credited              Costs              Expense
-------------------------  ------------   -------------  ------------------   -----------------    ---------------
                                                           (IN MILLIONS)
Insurance................  $   2,260.7    $    2,331.2   $        3,008.5     $       296.7        $      930.3
Investment
  Services...............          -              18.0                -                 -               2,154.2
Consolidation/
  Elimination............          -              28.0                -                 -                 (71.3)
                           ------------   -------------  ------------------   -----------------    ---------------
Total....................  $  ,2,260.7    $    2,377.2   $        3,008.5     $       296.7        $    3,013.2
                           ============   =============  ==================   =================    ===============


(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                                           AXA EQUITABLE LIFE INSURANCE COMPANY
                                                       SCHEDULE IV
                                                     REINSURANCE (A)
                               AT AND FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                         ASSUMED                            PERCENTAGE
                                                     CEDED TO              FROM                             OF AMOUNT
                                   GROSS               OTHER              OTHER              NET             ASSUMED
                                   AMOUNT            COMPANIES          COMPANIES           AMOUNT            TO NET
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                (DOLLARS IN MILLIONS)

2004
Life Insurance In-Force......  $    270,858.1      $   93,682.5       $   42,322.6       $   219,498.2         19.28%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        691.9      $       44.0       $      165.8       $       813.7         20.38%
Accident and health..........           137.0              96.5               25.4                65.9         38.54%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        828.9      $      140.5       $      191.2       $       879.6         21.74%
                              =================   ================   =================  ===============

2003
Life Insurance In-Force......  $    266,115.8      $   90,031.1       $   41,078.1       $   217,162.8         18.92%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        769.0      $       70.2       $      140.9       $       839.7         16.78%
Accident and health..........           144.8              98.2               12.1                58.7         20.61%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        913.8      $      168.4       $      153.0       $       898.4         17.03%
                              =================   ================   =================  ===============

2002
Life Insurance In-Force......  $    264,456.6      $   89,413.1       $   42,228.6       $   217,281.1         19.44%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        803.3      $       86.8       $      145.7       $       862.2         16.90%
Accident and health..........           151.3             104.0               35.7                83.0         43.01%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        954.6      $      190.8       $      181.4       $       945.2         19.19%
                              =================   ================   =================  ===============


(A) Includes amounts related to the discontinued group life and health business.

PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                      9-1

PART II, ITEM 9A.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Office and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                      9A-1

PART II, ITEM 9B.

                                OTHER INFORMATION

                                      None.























                                      9B-1

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













                                      12-1

PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.










                                      13-1

PART III, ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AXA Equitable's annual financial statements for 2004 and 2003, and fees for other services rendered by
PwC:

                                                                                     2004                2003
                                                                                ----------------   -----------------
                                                                                          (IN THOUSANDS)

        Principal Accounting Fees and Services:
           Audit fees..........................................................  $    9,640         $    4,687
           Audit related fees..................................................       2,092              1,150
           Tax fees............................................................       1,971                640
           All other fees......................................................          65                  7
                                                                                ----------------   -----------------
         Total.................................................................  $   13,768         $    6,484
                                                                                ================   =================

Audit fees for the Holding Company and AXA Equitable are paid pursuant to a single engagement letter with PwC.

Audit related fees in 2004 and 2003 consist of fees for Sarbanes-Oxley Section 404 implementation and internal control reviews.

Tax fees consist of fees for tax preparation and tax consultation services.

All other fees consist of fees for miscellaneous non-audit services.

AXA Equitable's audit committee has determined that all services to be provided by PwC must be reviewed and approved by the audit committee on a case-by-case basis, and therefore has not adopted policies or procedures to pre-approve engagements, provided, however, that the audit committee has delegated to its chairperson the ability to approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.

                                      14-1

PART IV, ITEM 15.

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

    3.  Exhibits

        The exhibits are listed in the Index to Exhibits that begins on page
        E-1.



                                      15-1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 31, 2005             AXA EQUITABLE LIFE INSURANCE COMPANY


                                    By:    /s/ Christopher M. Condron
                                           -----------------------------------
                                    Name:  Christopher M. Condron
                                           Chairman of the Board, President
                                           and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christopher M. Condron                    Chairman of the Board, President and Chief      March 31, 2005
--------------------------------------------  Executive Officer, Director
Christopher M. Condron

/s/ Stanley B. Tulin                          Vice Chairman of the Board and                  March 31, 2005
--------------------------------------------  Chief Financial Officer, Director
Stanley B. Tulin

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 31, 2005
--------------------------------------------
Alvin H. Fenichel

/s/ Bruce W. Calvert                          Director                                        March 31, 2005
--------------------------------------------
Bruce W. Calvert

/s/ Henri de Castries                          Director                                       March 31, 2005
--------------------------------------------
Henri de Castries

/s/ Claus-Michael Dill                        Director                                        March 31, 2005
--------------------------------------------
Claus-Michael Dill

/s/ Denis Duverne                             Director                                        March 31, 2005
--------------------------------------------
Denis Duverne

/s/ John C. Graves                            Director                                        March 31, 2005
--------------------------------------------
John C. Graves

/s/ Mary R. Henderson                         Director                                        March 31, 2005
--------------------------------------------
Mary R. Henderson

/s/ James F. Higgins                          Director                                        March 31, 2005
--------------------------------------------
James F. Higgins

/s/ W. Edwin Jarmain                          Director                                        March 31, 2005
--------------------------------------------
W. Edwin Jarmain



/s/ Christina Johnson                         Director                                        March 31, 2005
--------------------------------------------
Christina Johnson

/s/ Scott D. Miller                           Director                                        March 31, 2005
--------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 31, 2005
--------------------------------------------
Joseph H. Moglia

/s/ Peter J. Tobin                            Director                                        March 31, 2005
--------------------------------------------
Peter J. Tobin

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

   3.2       Restated Charter of AXA Equitable, as       Filed herewith
             amended December 6, 2004

   3.3       Restated By-laws of Equitable Life, as      Filed as Exhibit 3.2(a) to registrant's
             amended November 21, 1996                   Annual Report on Form 10-K for the year
                                                         ended December 31, 1996 and incorporated
                                                         herein by reference

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

 10.5(b)     First Amendment of Lease Agreement,         Filed as Exhibit 10.26(b) to the Holding
             dated as of December 28, 1995, between      Company's Annual Report on Form 10-K
             1290 Associates, L.L.C. and Equitable       for the year ended December 31, 1996 and
             Life                                        incorporated herein by reference

                                                                                                           Tag
 Number                    Description                                 Method of Filing                   Value
----------   -----------------------------------------   ---------------------------------------------  ----------

 10.5(c)     Amended and Restated Company Lease          Filed as Exhibit 10.26(c) to the Holding
             Agreement (Facility Realty), made as of     Company's Annual Report on Form 10-K
             May 1, 1996, by and between Equitable       for the year ended December 31, 1996 and
             Life and the IDA                            incorporated herein by reference

 10.5(d)     Amended and Restated Company Lease          Filed as Exhibit 10.26(d) to the Holding
             Agreement (Project Property), made and      Company's Annual Report on Form 10-K
             entered into as of May 1, 1996, by and      for the year ended December 31, 1996 and
             between the IDA, Equitable Life and         incorporated herein by reference
             EVLICO


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