Form 10-Q
period 2005-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2005-08-15
CIK 727920

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005                Commission File No. 0-25280
-----------------------------------                ----------------------------


                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                      13-5570651
---------------------------------                  ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


1290 Avenue of the Americas, New York, New York                 10104
-----------------------------------------------            --------------
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

                                                           Yes  | |    No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes  | |    No |X|

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of August 15, 2005.

As of August 15, 2005, 2,000,000 shares of the registrant's $1.25 par value Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1:  Unaudited Consolidated GAAP Financial Statements

         o  Consolidated Balance Sheets, June 30, 2005 and December 31, 2004.............    3
         o  Consolidated Statements of Earnings, Three Months and Six Months Ended
              June 30, 2005 and 2004.....................................................    4
         o  Consolidated Statements of Shareholder's Equity, Six Months Ended
              June 30, 2005 and 2004.....................................................    5
         o  Consolidated Statements of Cash Flows, Six Months Ended
              June 30, 2005 and 2004.....................................................    6
         o  Notes to Consolidated Financial Statements...................................    7

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("Management Narrative")..................................   22

Item 3:  Quantitative and Qualitative Disclosures About Market Risk*.....................   30

Item 4:  Controls and Procedures.........................................................   30


PART II  OTHER INFORMATION

Item 1:  Legal Proceedings...............................................................   30

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.....................   30

Item 3:  Defaults Upon Senior Securities.................................................   30

Item 4:  Submission of Matters to a Vote of Security Holders.............................   30

Item 5:  Other Information...............................................................   30

Item 6:  Exhibits........................................................................   30

SIGNATURES...............................................................................   31

*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION
        ITEM 1:  UNAUDITED CONSOLIDATED GAAP FINANCIAL STATEMENTS.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,           December 31,
                                                                                   2005                 2004
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)
ASSETS

Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    30,531.3        $    30,722.3
  Mortgage loans on real estate.............................................        3,138.4              3,131.9
  Equity real estate, held for the production of income.....................          643.4                643.2
  Policy loans..............................................................        3,808.2              3,831.4
  Other equity investments..................................................        1,117.3              1,010.5
  Other invested assets.....................................................        1,689.9              1,112.1
                                                                              -----------------    -----------------
      Total investments.....................................................       40,928.5             40,451.4
Cash and cash equivalents...................................................        1,461.0              1,680.8
Cash and securities segregated, at estimated fair value.....................        1,229.2              1,489.0
Broker-dealer related receivables...........................................        2,729.6              2,187.7
Deferred policy acquisition costs...........................................        7,066.5              6,813.9
Goodwill and other intangible assets, net...................................        3,752.9              3,761.4
Amounts due from reinsurers.................................................        2,565.2              2,549.6
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        3,856.2              3,600.9
Separate Accounts' assets...................................................       63,150.5             61,559.4
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   127,139.6        $   124,494.1
                                                                              =================    =================

LIABILITIES

Policyholders' account balances.............................................  $    27,185.1        $    26,875.1
Future policy benefits and other policyholders liabilities..................       14,221.3             14,099.6
Broker-dealer related payables..............................................        1,481.6                945.9
Customers related payables..................................................        2,178.0              2,658.7
Amounts due to reinsurers...................................................        1,001.8                994.0
Short-term and long-term debt...............................................        1,255.4              1,255.5
Income taxes payable........................................................        2,866.1              2,714.8
Other liabilities...........................................................        1,935.3              1,859.6
Separate Accounts' liabilities..............................................       63,150.5             61,559.4
Minority interest in equity of consolidated subsidiaries....................        2,048.4              2,040.4
Minority interest subject to redemption rights..............................          266.0                266.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................      117,589.5            115,269.6
                                                                              -----------------    -----------------

Commitments and contingencies (Note 11)

SHAREHOLDER'S EQUITY

Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,915.4              4,890.9
Retained earnings...........................................................        3,750.6              3,457.0
Accumulated other comprehensive income......................................          881.6                874.1
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        9,550.1              9,224.5
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   127,139.6        $   124,494.1
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                    ----------------------------------  ---------------------------------
                                                         2005               2004             2005              2004
                                                    ----------------   ---------------  ----------------  ---------------
                                                                               (IN MILLIONS)
REVENUES

Universal life and investment-type
  product policy fee income........................ $      454.1       $      374.5     $      896.3      $      747.1
Premiums...........................................        210.2              221.1            435.0             452.4
Net investment income..............................        622.5              628.5          1,284.2           1,280.7
Investment gains, net..............................         44.6                9.0             48.7              53.6
Commissions, fees and other income.................        892.8              786.6          1,772.5           1,610.1
                                                    ----------------   ---------------  ----------------  ---------------
      Total revenues...............................      2,224.2            2,019.7          4,436.7           4,143.9
                                                    ----------------   ---------------  ----------------  ---------------

BENEFITS AND OTHER DEDUCTIONS

Policyholders' benefits............................        486.5              450.3            956.4             903.6
Interest credited to policyholders'
  account balances.................................        277.3              239.9            535.8             511.9
Compensation and benefits..........................        425.6              367.5            851.7             738.7
Commissions........................................        296.2              251.5            541.2             496.9
Distribution plan payments.........................         71.3               92.8            162.8             189.9
Amortization of deferred sales commissions.........         34.4               46.7             71.0              95.2
Interest expense...................................         21.0               21.5             38.9              42.9
Amortization of deferred policy acquisition costs..        117.7               57.6            302.0             180.3
Capitalization of deferred policy acquisition costs       (296.3)            (256.3)          (555.3)           (483.1)
Rent expense.......................................         37.5               43.1             80.0              89.6
Amortization of other intangible assets, net.......          6.1               5.8              11.9              11.4
Other operating costs and expenses.................        211.2             228.0             432.2             448.9
                                                    ----------------   ---------------  ----------------  ---------------
      Total benefits and other deductions..........      1,688.5           1,548.4           3,428.6           3,226.2
                                                    ----------------   ---------------  ----------------  ---------------

Earnings from continuing operations before
  income taxes and minority interest...............        535.7             471.3           1,008.2             917.7
Income tax expense.................................       (150.6)           (119.8)           (268.4)           (243.4)
Minority interest in net income of
  consolidated subsidiaries........................       (106.6)            (82.2)           (196.2)           (177.6)
                                                    ----------------   ---------------  ----------------  ---------------
Earnings from continuing operations................        278.5             269.3             543.6             496.7
Earnings from other discontinued operations, net
  of income tax expense............................           .1               1.2               -                 3.3
Cumulative effect of accounting changes, net of
   income tax benefit..............................          -                 -                 -                (2.9)
                                                    ----------------   ---------------  ----------------  ---------------

Net Earnings....................................... $      278.6       $     270.5      $      543.6      $      497.1
                                                    ================   ===============  ================  ===============

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
SHAREHOLDER'S EQUITY

Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,890.9              4,848.2
Increase in additional paid in capital in excess of par value...............           24.5                 17.9
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        4,915.4              4,866.1
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        3,457.0              3,027.1
Net earnings................................................................          543.6                497.1
Shareholder dividends paid..................................................         (250.0)              (250.0)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        3,750.6              3,274.2
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          874.1                892.8
Other comprehensive income (loss)...........................................            7.5               (348.1)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          881.6                544.7
                                                                              -----------------    -----------------

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD...................................  $     9,550.1        $     8,687.5
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
Net earnings................................................................  $       543.6        $       497.1
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          535.8                511.9
    Universal life and investment-type product policy fee income............         (896.3)              (747.1)
    Net change in broker-dealer and customer related receivables/payables...         (651.8)               (39.5)
    Investment (gains) losses, net..........................................          (48.7)               (53.6)
    Change in segregated cash and securities, net...........................          259.8                 89.7
    Change in deferred policy acquisition costs.............................         (253.3)              (302.8)
    Change in future policy benefits........................................           72.5                 75.4
    Change in property and equipment........................................          (13.2)               (16.4)
    Change in income tax payable............................................          145.3                135.2
    Minority interest in net income of consolidated subsidiaries............          196.2                177.6
    Change in fair value of guaranteed minimum income
       benefit reinsurance contracts........................................          (84.0)                (8.0)
    Amortization of deferred sales commissions..............................           71.0                 95.2
    Amortization of other intangible assets, net............................           11.9                 11.4
    Change in accounts payable and accrued expenses.........................           15.0               (185.9)
    Other, net..............................................................          (55.9)               120.2
                                                                              -----------------    -----------------
Net cash (used) provided by operating activities............................         (152.1)               360.4
                                                                              -----------------    -----------------

Cash flows from investing activities:

  Maturities and repayments.................................................        1,586.5              1,821.5
  Sales....................................................................         1,283.9              2,562.1
  Purchases.................................................................       (2,808.2)            (4,252.7)
  Change in short-term investments..........................................         (371.9)               261.4
  Purchase of minority interest in consolidated subsidiary..................            -                 (308.7)
  Other, net................................................................           51.8                108.6
                                                                              -----------------    -----------------
Net cash (used) provided by investing activities............................         (257.9)               192.2
                                                                              -----------------    -----------------

Cash flows from financing activities:

  Policyholders' account balances:
    Deposits................................................................        1,967.6              1,872.9
    Withdrawals and transfers to Separate Accounts..........................       (1,322.2)            (1,431.8)
  Net increase (decrease) in short-term financings..........................             .2                  1.3
  Shareholder dividends paid................................................         (250.0)              (250.0)
  Other, net................................................................         (205.4)               (29.2)
                                                                              -----------------    -----------------
Net cash provided by financing activities...................................          190.2                163.2
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................         (219.8)               715.8
Cash and cash equivalents, beginning of year................................        1,680.8                722.7
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,461.0        $     1,438.5
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        73.2        $        45.6
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       104.3        $       220.7
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

     The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 6) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

     The terms "second quarter 2005" and "second quarter 2004" refer to the three months ended June 30, 2005 and 2004, respectively. The terms "first half of 2005" and "first half of 2004" refer to the six months ended June 30, 2005 and 2004, respectively.

     Certain reclassifications have been made in the amounts presented for prior periods to conform these periods to the current presentation.

2)   PURCHASE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

     In March 2004, a wholly owned subsidiary of the Company acquired 8.16 million Alliance Units at an aggregated market price of $308.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement. As a result of the transaction, the Company recorded goodwill of $162.1 million and other intangible assets of $20.0 million. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of twenty years. Upon completion of this transaction, the Company's economic interest in Alliance increased to approximately 45.6% and AXA Financial's total economic interest in Alliance increased to approximately 58.4%. As a result of other transactions in the year ended December 31, 2004, the Company's economic interest in Alliance at June 30, 2005 increased to 46.2% and AXA Financial's total economic interest in Alliance increased to 61.1%.

3)   ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

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

     The adoption of SOP 03-1 required changes in several of the Company's accounting policies relating to separate account assets and liabilities. The Company now reports the General Account's interests in separate accounts as trading account securities within Other equity investments in the consolidated balance sheet; prior to the adoption of SOP 03-1, such interests were included in Separate Accounts' assets. Also, the assets and liabilities of two Separate Accounts are now presented and accounted for as General Account assets and liabilities, effective January 1, 2004. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements. These two Separate Accounts hold assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts. In addition, liabilities associated with the market value adjustment feature are now reported at the accrued account balance. Prior to the adoption of SOP 03-1, such liabilities had been reported at market adjusted value.

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

     The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease of $2.9 million in the first half of 2004 net earnings and an increase in other comprehensive income of $12.4 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

     New Accounting Pronouncements
     -----------------------------

     On May 30, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in SFAS No. 123, "Accounting for Stock-Based Compensation," as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No. 123. Entities may further elect to apply SFAS No. 123(R) on a

     "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date. On April 14, 2005, the SEC adopted a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

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

     On May 19, 2004, the FASB approved the issuance of FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", effective for the first interim or annual period beginning after June 15, 2004. FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") for employers that sponsor postretirement health care plans that provide prescription drug benefits. MMA introduced a new prescription drug benefit under Medicare that will go into effect in 2006 and also includes a Federal subsidy payable to plan sponsors equal to 28% of certain prescription drug benefits payable to Medicare-eligible retirees. The subsidy is available only to an employer that sponsors a retiree medical plan that includes a prescription drug benefit that is at least as valuable as (i.e., actuarially equivalent to) the new Medicare coverage. The subsidy is not subject to Federal income tax.

     Clarifying regulations are expected to be issued by the Centers for Medicare and Medicaid Services to address the interpretation and determination of actuarial equivalency under MMA. In accordance with the provisions of FSP No. 106-2, management and its actuarial advisors will re-evaluate actuarial equivalency as new information about its interpretation or determination becomes available. Management and its actuarial advisors have not as yet been able to conclude whether the prescription drug benefits provided under the Company's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits for 2006 and future years. Consequently, measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for these plans at and for the period ended June 30, 2005 do not reflect any amount associated with enactment of MMA, including the subsidy.

4)   INVESTMENTS

     Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                  -----------------------------------
                                                                       2005                2004
                                                                  ---------------     ---------------
                                                                            (IN MILLIONS)
     Balances, beginning of year................................. $       11.3        $      20.5
     Additions charged to income.................................           .4                2.8
     Deductions for writedowns and asset dispositions............          -                 (4.7)
                                                                  ---------------     ---------------
     Balances, End of Period..................................... $       11.7        $      18.6
                                                                  ===============     ===============

     Balances, end of period comprise:
       Mortgage loans on real estate............................. $       11.7        $      18.1
       Equity real estate........................................          -                   .5
                                                                  ---------------     ---------------
     Total....................................................... $       11.7        $      18.6
                                                                  ===============     ===============

     For the second quarter and first half of 2005 and of 2004, investment income is shown net of investment expenses of $50.9 million, $43.5 million, $101.3 million and $86.8 million, respectively.

     As of June 30, 2005 and December 31, 2004, respectively, fixed maturities classified as available for sale had amortized costs of $28,578.0 million and $28,777.6 million. Also at June 30, 2005 and December 31, 2004, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $135.3 million and $117.4 million and costs of $126.4 million and $107.2 million and other equity securities with carrying values of $34.9 million and $2.1 million and costs of $33.4 million and $1.0 million.

     In the second quarter and first half of 2005 and of 2004, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $1.9 million, $.9 million, $(1.4) million and $4.2 million were included in net investment income in the consolidated statements of earnings.

     For the first half of 2005 and of 2004, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,243.2 million and $2,511.0 million, respectively. Gross gains of $22.7 million and $35.3 million and gross losses of $9.7 million and $7.4 million were realized on these sales for the first half of 2005 and 2004, respectively. Unrealized net investment gains (losses) related to fixed maturities classified as available for sale increased by $8.7 million during the first half of 2005, resulting in a balance of $1,953.4 million at June 30, 2005.

     Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                              JUNE 30,          December 31,
                                                                                2005                2004
                                                                           ---------------    -----------------
                                                                                      (IN MILLIONS)
     Impaired mortgage loans with investment valuation allowances........   $      88.6        $      89.4
     Impaired mortgage loans without investment valuation allowances.....           2.1               10.7
                                                                           ---------------    -----------------
     Recorded investment in impaired mortgage loans......................          90.7              100.1
     Investment valuation allowances.....................................         (11.7)             (11.3)
                                                                           ---------------    -----------------
     Net Impaired Mortgage Loans.........................................   $      79.0        $      88.8
                                                                           ===============    =================

     During the first half of 2005 and 2004, respectively, the Company's average recorded investment in impaired mortgage loans was $100.7 million and $176.3 million. Interest income recognized on these impaired mortgage loans totaled $3.0 million and $6.1 million for the first half of 2005 and 2004, respectively.

     Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to the point that the collection of interest is considered likely. At June 30, 2005 and December 31, 2004, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $78.6 million and $79.2 million.

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

     Summarized financial information for the Closed Block is as follows:

                                                                                JUNE 30,           December 31,
                                                                                  2005                 2004
                                                                            -----------------    -----------------
                                                                                        (IN MILLIONS)
     CLOSED BLOCK LIABILITIES:
     Future policy benefits, policyholders' account balances and other....  $     8,893.1        $     8,911.5
     Policyholder dividend obligation.....................................          255.6                264.3
     Other liabilities....................................................          141.8                122.1
                                                                            -----------------    -----------------
     Total Closed Block liabilities.......................................        9,290.5              9,297.9
                                                                            -----------------    -----------------

     ASSETS DESIGNATED TO THE CLOSED BLOCK:
     Fixed maturities, available for sale, at estimated fair value
       (amortized cost of $5,546.3 and $5,488.6)..........................        5,888.5              5,823.2
     Mortgage loans on real estate........................................        1,013.5              1,098.8
     Policy loans.........................................................        1,309.7              1,322.5
     Cash and other invested assets.......................................          135.6                 37.1
     Other assets.........................................................          175.5                187.0
                                                                            -----------------    -----------------
      Total assets designated to the Closed Block.........................        8,522.8              8,468.6
                                                                            -----------------    -----------------

     Excess of Closed Block liabilities over assets designated to
        the Closed Block..................................................          767.7                829.3

     Amounts included in accumulated other comprehensive income:
        Net unrealized investment gains, net of deferred income tax expense of $30.3 and $24.6 and policyholder dividend
          obligation of $255.6 and $264.3.................................           56.3                 45.7
                                                                            -----------------    -----------------

     Maximum Future Earnings To Be Recognized From Closed Block
        Assets and Liabilities............................................  $       824.0        $       875.0
                                                                            =================    =================

     Closed Block revenues and expenses were as follows:

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                               ---------------------------------  ---------------------------------
                                                    2005             2004              2005              2004
                                               ---------------  ----------------  ---------------   ---------------
                                                                          (IN MILLIONS)
     REVENUES:
     Premiums and other income...............  $      115.2     $      119.7      $      230.2      $     242.3
     Net investment income...................         132.8            136.0             264.7            277.8
     Investment gains (losses), net..........           3.5              3.4              11.7             16.5
                                               ---------------  ----------------  ---------------   ---------------
     Total revenues..........................         251.5            259.1             506.6            536.6
                                               ---------------  ----------------  ---------------   ---------------

     BENEFITS AND
     OTHER DEDUCTIONS:
     Policyholders' benefits and dividends...         216.0            220.9             426.4            431.1
     Other operating costs and expenses......            .8              4.3               1.8              8.5
                                               ---------------  ----------------  ---------------   ---------------
     Total benefits and other deductions.....         216.8            225.2             428.2            439.6
                                               ---------------  ----------------  ---------------   ---------------

     Net revenues before income taxes........          34.7             33.9              78.4             97.0
     Income tax expense......................         (12.1)           (12.2)            (27.4)           (34.5)
                                               ---------------  ----------------  ---------------   ---------------
     Net Revenues............................  $       22.6     $       21.7      $       51.0      $      62.5
                                               ===============  ================  ===============   ===============

     Reconciliation of the policyholder dividend obligation is as follows:

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                               -------------------------------------
                                                                                       2005                  2004
                                                                               ----------------     ----------------
                                                                                          (IN MILLIONS)
     Balances, beginning of year.............................................   $     264.3          $     242.1
     Unrealized investment (losses) gains....................................          (8.7)               (91.4)
                                                                               ----------------     ----------------
     Balances, End of Period.................................................   $     255.6          $     150.7
                                                                               ================     ================


6)   OTHER DISCONTINUED OPERATIONS

     Summarized financial information for Other Discontinued Operations follows:

                                                                               JUNE 30,           December 31,
                                                                                 2005                 2004
                                                                           -----------------    -----------------
                                                                                       (IN MILLIONS)
     BALANCE SHEETS
     Fixed maturities, available for sale, at estimated fair value
       (amortized cost of $807.6 and $643.6)..............................  $       859.4        $       702.1
     Equity real estate...................................................          189.2                190.1
     Mortgage loans on real estate........................................           13.4                 21.4
     Other equity investments.............................................            4.0                  4.4
     Other invested assets................................................             .2                   .3
                                                                           -----------------    -----------------
       Total investments..................................................        1,066.2                918.3
     Cash and cash equivalents............................................            -                  150.2
     Other assets.........................................................           16.5                 33.3
                                                                           -----------------    -----------------
     Total Assets.........................................................  $     1,082.7        $     1,101.8
                                                                           =================    =================

     Policyholders liabilities............................................  $       830.4        $       844.6
     Allowance for future losses..........................................          116.9                132.7
     Other liabilities....................................................          135.4                124.5
                                                                           -----------------    -----------------
     Total Liabilities....................................................  $     1,082.7        $     1,101.8
                                                                           =================    =================

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                               ---------------------------------  ---------------------------------
                                                    2005              2004             2005              2004
                                               ---------------   ---------------  ---------------   ---------------
                                                                          (IN MILLIONS)
     STATEMENTS OF EARNINGS
     Investment income (net of investment
       expenses of $4.9, $4.3, $9.5
       and $8.6).............................. $       17.5      $      17.2      $       33.8      $       34.5
     Investment (losses) gains, net...........          (.1)              .8               (.2)              3.3
                                               ---------------   ---------------  ---------------   ---------------
     Total revenues...........................         17.4             18.0              33.6              37.8

     Benefits and other deductions............         21.5             24.6              42.7              50.3
      Losses charged to allowance for future
       losses.................................         (4.1)            (6.6)             (9.1)            (12.5)
                                               ---------------   ---------------  ---------------   ---------------
     Pre-tax results from operations..........          -                -                 -                 -
     Pre-tax earnings from
       releasing the allowance
       for future losses......................           .2              1.8               -                 5.0
     Income tax expense.......................          (.1)             (.6)              -                (1.7)
                                               ---------------   ---------------  ---------------   ---------------
     Income from Other Discontinued
        Operations............................ $         .1      $       1.2      $        -        $        3.3
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

     Management believes the allowance for future losses at June 30, 2005 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

7)   GMDB, GMIB, AND NO LAPSE GUARANTEE FEATURES

     A) Variable Annuity Contracts - GMDB and GMIB
        ------------------------------------------

     The Company has certain variable annuity contracts with GMDB and GMIB features in-force that guarantee either:

     o Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

     o Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

     o Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

     o Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

     The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2005:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2004.......................   $       67.6       $      117.6       $       185.2
        Paid guarantee benefits..........................          (20.9)               -                 (20.9)
        Other changes in reserve.........................           46.7               59.2               105.9
                                                           ----------------   -----------------  -----------------
      Balance at June 30, 2005...........................   $       93.4       $      176.8       $       270.2
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:

                                                                    GMDB
                                                           --------------------
                                                                (IN MILLIONS)

      Balance at December 31, 2004.......................   $       10.3
        Paid guarantee benefits ceded....................           (6.1)
        Other changes in reserve.........................           12.4
                                                           --------------------
      Balance at June 30, 2005...........................   $       16.6
                                                           ====================

     The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

     The June 30, 2005 values for those variable annuity contracts with GMDB and GMIB features currently in-force are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                RETURN OF
                                                 PREMIUM         RATCHET         ROLL-UP          COMBO           TOTAL
                                              -------------- ----------------  -------------   -------------  --------------
                                                                       (DOLLARS IN MILLIONS)
     GMDB:
     -----
       Account value:
          General Account..................   $     11,852    $       242      $     124      $       503     $   12,721
          Separate Accounts................   $     18,826    $     6,246      $   7,693      $    12,269     $   45,034
       Net amount at risk, gross...........   $      1,046    $       639      $   2,030      $        92     $    3,807
       Net amount at risk, net of amounts
          reinsured........................   $      1,044      $     431       $  1,235      $        92     $    2,802
       Average attained age of
         contractholders...................           49.6           60.4           63.0             60.6           52.2
       Percentage of contractholders
         over age 70.......................            7.4%          22.0%          29.6%            20.7%          11.2%
       Range of guaranteed minimum
          return rates....................             N/A            N/A           3%-6%            3%-6%           N/A

     GMIB:
     -----
       Account value:
          General Account..................            N/A            N/A      $     N/A      $       718      $     718
          Separate Accounts................            N/A            N/A      $   5,477      $    16,767      $  22,244
       Net amount at risk, gross...........            N/A            N/A      $     654      $       -        $     654
       Net amount at risk, net of amounts
          reinsured........................            N/A            N/A      $     167      $       -        $     167
       Weighted average years remaining
          until earliest annuitization....             N/A            N/A            3.3              9.0            7.3
       Range of guaranteed minimum
          return rates....................             N/A            N/A           3%-6%            3%-6%           N/A

     B) Separate Account Investments by Investment Category Underlying GMDB and
        -----------------------------------------------------------------------
     GMIB Features
     -------------

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                   JUNE 30,         December 31,
                                                                                     2005               2004
                                                                                ----------------  ------------------
                                                                                           (IN MILLIONS)
     GMDB:
        Equity...............................................................    $   32,134        $    32,088
        Fixed income.........................................................         4,337              4,192
        Balanced.............................................................         6,880              5,342
        Other................................................................         1,683              1,551
                                                                                ----------------  ------------------
        Total................................................................    $   45,034        $    43,173
                                                                                ================  ==================

     GMIB:
        Equity...............................................................    $   15,011        $    14,325
        Fixed income.........................................................         2,552              2,425
        Balanced.............................................................         4,049              2,768
        Other................................................................           632                565
                                                                                ----------------  ------------------
        Total................................................................    $   22,244        $    20,083
                                                                                ================  ==================

     C) Hedging Programs for GMDB and GMIB Features
        -------------------------------------------

     In 2003, the Company initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At June 30, 2005, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $24,034 million and $112 million, respectively, with the GMDB feature and $10,044 million and zero, respectively, with the GMIB feature.

     Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133. Therefore, SFAS No. 133 requires gains or losses on the futures contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

     D) Variable and Interest-Sensitive Life Insurance Policies - No Lapse
        ------------------------------------------------------------------
     Guarantee
     ---------

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

     The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                               DIRECT           REINSURANCE
                                                              LIABILITY            CEDED               NET
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)
      Balance at December 31, 2004.......................   $       20.5       $       (6.1)      $        14.4
        Other changes in reserve.........................            6.2               (6.7)                (.5)
                                                           ----------------   -----------------  -----------------
      Balance at June 30, 2005...........................   $       26.7       $      (12.8)      $        13.9
                                                           ================   =================  =================

8)   EMPLOYEE BENEFIT PLANS

     The Company sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.

     Components of net periodic pension expense for the qualified plans follow:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  ------------------------------- -------------------------------
                                                       2005            2004            2005            2004
                                                  --------------- --------------- --------------- ---------------
                                                                          (IN MILLIONS)
     Service cost................................. $        8.9    $        8.4    $       17.7    $       17.8
     Interest cost on projected benefit obligation         30.4            30.6            60.8            61.1
     Expected return on assets....................        (42.8)          (43.4)          (85.7)          (85.5)
     Net amortization and deferrals...............         18.9            13.9            37.9            32.6
                                                  --------------- --------------- --------------- ---------------
     Net Periodic Pension Expense................. $       15.4    $        9.5    $       30.7    $       26.0
                                                  =============== =============== =============== ===============

9)   STOCK APPRECIATION RIGHTS

     Following completion of the merger of AXA Merger Corp. with and into AXA Financial, Inc. (the legal entity), certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $73.3 million, based upon the underlying price of AXA ADRs at January 2, 2001, the closing date of the aforementioned merger. The Company recorded a decrease in the Stock Appreciation Rights liability of $7.5 million and $4.8 million for the second quarter of 2005 and 2004, and an increase of $.7 million and $2.8 million for the first half of 2005 and 2004, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the changes in the market value of AXA ADRs for the periods then ended. At June 30, 2005, the Stock Appreciation Rights liability was $26.4 million.

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

     In EMERALD, in July 2005, EMERALD filed a motion for summary judgment on liability for three of its claims.

     In MAHOLTRA, in March 2005, the District Court granted defendants' motion to dismiss the second amended complaint, but permitted one of the plaintiffs leave to file a third amended complaint. In August 2005, the case was settled on an individual basis.

     In DH2, in April 2005, DH2 filed a Second Amended Complaint, which alleges claims substantially similar to those included in the original amended complaint. In June 2005, defendants moved to dismiss the Second Amended Complaint. In August 2005, DH2 filed opposition to the motion.

     In HIRT, in April 2005, the Court denied the cross motions for summary judgment without prejudice. In July 2005, the parties refiled cross motions for summary judgment, and an evidentiary hearing was held in August 2005 on one of the claims.

     In BERGER, in May 2005, the Court granted AXA Equitable's motion for summary judgment and dismissed the remaining claim of violation of ERISA. In May 2005, the plaintiffs filed an appeal to the 7th Circuit Court of Appeals.

     In WIGGENHORN, in April 2005, the U.S. Court of Appeals for the Seventh Circuit ruled in favor of Putnam Funds in the case in which AXA Financial is not a party. Based upon this decision, in April 2005, AXA Equitable filed a motion to either grant or to set a briefing on its motion to dismiss. In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing litigation is pending. In June 2005, plaintiff filed an amended complaint. In July 2005, AXA Equitable filed a motion to dismiss the amended complaint.

     In GOSHEN, in April 2005, plaintiffs filed a motion for leave to appeal with the Court of Appeals. In June 2005, the Court of Appeals denied plaintiffs' motion.

     In MCLEAN, in April 2005, claims of the individual Illinois plaintiffs (Brown) were settled and their case has been dismissed. In June 2005, the court denied a motion for reargument filed by the putative class representatives in May 2005 related to a dismissal of their case in November 2003. In July 2005, plaintiffs filed a notice of appeal.

     In ECKERT, in April 2005, one of the plaintiffs was granted the right to intervene and filed a complaint entitled Cerra v. The Equitable Life Assurance Society of the United States in the United States District Court for the Eastern District of New York with the same allegations as in ECKERT. The defendants moved to dismiss plaintiff's complaint in May 2005. In August 2005, the case was settled on an individual basis.

     In June 2005, without admitting or denying the allegations, AXA Advisors entered into an agreement with the NASD, and paid a $900,000 fine, to resolve charges related to its receipt of directed brokerage fees from certain mutual fund companies during the period 2001 through the date of discontinuance of the practice in late 2003.

     ALLIANCE LITIGATION
     -------------------

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

     In JAFFE, in May 2005, the court granted defendants' motion and dismissed the case.

     In February 2004, Alliance received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the "Information Requests"). Both Information Requests require Alliance to produce documents concerning, among other things, any market timing or late trading in its sponsored mutual funds. Alliance responded to the Information Requests and has been cooperating fully with the investigation. In April 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. ("WVAG COMPLAINT") was filed against Alliance, Alliance Holding, and various other defendants not affiliated with Alliance. The WVAG COMPLAINT was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG COMPLAINT makes factual allegations generally similar to those in the HINDO COMPLAINT. In May 2005, defendants removed the WVAG COMPLAINT to the United States District Court for the Northern District of West Virginia. In July 2005, plaintiff moved to remand. That motion is pending.

     In connection with its market timing-related matters (other than the WVAG COMPLAINT), Alliance recorded charges totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. Alliance paid $4 million during second quarter 2005 and has cumulatively paid $307 million related to these matters.

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

     In the AUCOIN COMPLAINT, in February 2005, plaintiffs filed a consolidated amended class action complaint ("AUCOIN CONSOLIDATED AMENDED COMPLAINT") that asserts claims substantially similar to the AUCOIN COMPLAINT and nine additional lawsuits that also make factual allegations substantially similar to those in the AUCOIN COMPLAINT. In April 2005, defendants moved to dismiss the AUCOIN CONSOLIDATED AMENDED COMPLAINT. That motion is pending.

     In connection with proof of claim-related matters, in April 2005, the court signed an order dismissing the DAVIDSON COMPLAINT with prejudice. Plaintiffs have not exercised their limited right to re-open the case within 90 days of the order.

     In July 2005, the NASD notified Sanford C. Bernstein & Co., LLC, a wholly-owned subsidiary of Alliance ("SCB LLC") and an SCB LLC research analyst that the NASD enforcement staff was recommending that enforcement actions be commenced against SCB LLC and the analyst (this notification typically is called a "Wells Notice"). The analyst had written research reports that announced the suspension of SCB LLC's and the analyst's coverage of certain securities, and the analyst subsequently sold personal holdings in the same securities. Prior to joining SCB LLC, the analyst received the securities as compensation while employed by the issuers of those securities. The NASD claims that SCB LLC and the analyst violated NASD rules that restrict personal trading by research analysts.

     In July 2005, the NYSE issued a Wells Notice to each of approximately 20 member firms, including SCB LLC, claiming that the firms violated NYSE rules by failing to properly identify certain short sale transactions as short sales in Electronic Blue Sheet submissions. For SCB LLC, this issue was the result of a coding problem in an electronic reporting system. That problem was corrected in 2003.

     Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2004, the ultimate resolution of the litigations described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company. Except as previously noted, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above or in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2004 will have a material adverse effect on the Company's consolidated results of operations in any particular period.

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

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                               ---------------------------------  ----------------------------------
                                                    2005              2004             2005              2004
                                               ---------------   ---------------  ---------------   ----------------
                                                                          (IN MILLIONS)
     SEGMENT REVENUES:
     Insurance...............................  $    1,466.9      $   1,301.4      $    2,949.9      $   2,700.0
     Investment Services.....................         778.4            739.1           1,529.0          1,485.0
     Consolidation/elimination...............         (21.1)           (20.8)            (42.2)           (41.1)
                                               ---------------   ---------------  ---------------   ----------------
     Total Revenues..........................  $    2,224.2      $   2,019.7      $    4,436.7      $   4,143.9
                                               ===============   ===============  ===============   ================

     SEGMENT EARNINGS FROM CONTINUING
        OPERATIONS BEFORE INCOME
        TAXES AND MINORITY INTEREST:
     Insurance...............................  $      320.0      $     309.7      $      619.4      $     581.9
     Investment Services.....................         215.7            162.1             388.8            336.3
     Consolidation/elimination...............           -                (.5)              -                (.5)
                                               ---------------   ---------------  ---------------   ----------------
     Total Earnings from Continuing
        Operations before Income
        Taxes and Minority Interest..........  $      535.7      $     471.3      $    1,008.2      $     917.7
                                               ===============   ===============  ===============   ================

                                                                                 JUNE 30,          December 31,
                                                                                   2005                2004
                                                                              ---------------    -----------------
                                                                                         (IN MILLIONS)
     ASSETS:
     Insurance.........................................................     $   112,541.1       $   110,141.1
     Investment Services...............................................          14,607.2            14,326.3
     Consolidation/elimination.........................................              (8.7)               26.7
                                                                           ------------------   ------------------
     Total Assets......................................................     $   127,139.6       $   124,494.1
                                                                           ==================   ==================


13)  RELATED PARTY TRANSACTIONS

     Since January 2000, the Company reimburses AXA Financial, Inc. (the legal entity) for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial, Inc. (the legal entity) of the benefits provided which totaled $12.3 million, $13.6 million, $13.6 million and $29.0 million, respectively, for the second quarter and first six months of 2005 and of 2004.

     The Company paid $190.3 million, $349.8 million, $158.7 million and $328.3 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first six months of 2005 and of 2004. The Company charged AXA Distribution's subsidiaries $85.0 million, $158.1 million, $72.6 million and $143.8 million, respectively, for their applicable share of operating expenses for the second quarter and first six months of 2005 and of 2004, pursuant to the Agreements for Services.

14)  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Compensation expense is not reflected in the statement of earnings for options granted under AXA's and AXA Financial's stock incentive plans as all had an exercise price equal to the market value of the underlying common stock on the date of the grant and vest solely with the passage of time. The following table illustrates the effect on net income had compensation expense as related to options awarded under those plans been determined based on SFAS No. 123's fair value based method:

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  -------------------------------   -------------------------------
                                                      2005             2004             2005             2004
                                                  --------------   --------------   --------------   --------------
                                                                           (IN MILLIONS)
     Net earnings as reported.................... $  278.6         $   270.5        $   543.6        $   497.1
     Less: Total stock-based
       employee compensation expense
       determined under fair value method for
       all awards, net of income tax benefit.....     (6.9)             (4.7)           (12.6)           (11.9)
                                                  --------------   --------------   --------------   --------------
     Pro Forma Net Earnings...................... $  271.7         $   265.8        $   531.0        $   485.2
                                                  ==============   ==============   ==============   ==============

15)  COMPREHENSIVE INCOME

     The components of comprehensive income for second quarter 2005 and 2004 and the first half of 2005 and of 2004 are as follows:

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                               ---------------------------------  ---------------------------------
                                                    2005              2004             2005              2004
                                               ---------------   ---------------  ---------------   ---------------
                                                                          (IN MILLIONS)
     Net earnings............................. $      278.6      $     270.5      $      543.6      $      497.1
                                               ---------------   ---------------  ---------------   ---------------
     Change in unrealized gains (losses),
       net of reclassification adjustment.....        270.5           (607.8)              7.5            (348.1)
                                               ---------------   ---------------  ---------------   ---------------
     Other comprehensive income (loss)........        270.5           (607.8)              7.5            (348.1)
                                               ---------------   ---------------  ---------------   ---------------
     Comprehensive Income (Loss).............. $      549.1      $    (337.3)     $      551.1      $      149.0
                                               ===============   ===============  ===============   ===============

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and the information discussed under Forward-Looking Statements and Risk Considerations included in this Form 10-Q, and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Earnings from continuing operations before income taxes and minority interest were $1.01 billion for the first half of 2005, an increase of $90.4 million from the year earlier period with the Insurance and Investment Services segments reporting earnings increases of $37.5 million and $52.5 million, respectively. The Investment Services segment's earnings for the 2005 period included a $12.5 million gain from Alliance's second quarter 2005 sale of its cash management business to Federated. In first quarter 2004, the Company recorded a $2.9 million charge (net of related income taxes of $1.6 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. Net earnings for the Company totaled $543.6 million for the first half of 2005, $61.1 million higher than the $482.5 million reported for the comparable 2004 period.

Revenues. In the first half of 2005, total revenues increased $277.8 million to $4.44 billion as revenues for both the Insurance and Investment Services segments increased.

Premiums decreased by $17.4 million to $435.0 million for the first half of 2005. Policy fee income was $896.3 million, $149.2 million higher than the first half of 2004 primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income increased $3.5 million to $1.28 billion primarily as a result of $14.8 million in investment income related to derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate floor contracts as compared to $24.1 million of losses on derivatives in the comparable 2004 period partially offset by lower income on AXA Equitable's investment portfolio. While total investment assets grew by approximately $763.2 million from June 30, 2004, AXA Equitable's investment income on its portfolio decreased due to lower yields on the fixed maturity portfolio, lower prepayment fees and lower income on other equity investments.

Investment gains totaled $48.7 million in the first half of 2005, as compared to $53.6 million in the first half of 2004. The $18.4 million increase in Investment Services' gains primarily due to the $12.5 million gain on the sale to Federated was more than offset by $23.3 million in lower gains for the Insurance segment in 2005 as compared to 2004. The AXA Equitable investment portfolio's decline in the 2005 period resulted from $10.2 million lower gains from sales of fixed maturity securities and the absence of $25.0 million of gains on the sale of other equity investments in the first half of 2004 partially offset by lower writedowns on General Account fixed maturities, $13.6 million in the first half of 2005 as compared to $20.3 million in the first half of 2004.

Commissions, fees and other income increased $147.4 million to $1.77 billion with the Insurance and Investment Services segments posting increases of $135.1 million and $7.5 million, respectively. The Insurance segment increase was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base. Additionally, $76.2 million of the increase was due to the change in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. The increase in fair value for the first half of 2005 was $84.2 million as compared to $8.0 million for the first half of 2004. The Investment Services segment's $7.5 million increase was principally due to $47.2 million higher investment advisory and services fees and the gain on the sale of its cash management business, partially offset by $22.6 million lower distribution revenues and $10.7 million lower shareholder servicing fees at Alliance.

Benefits and Other Deductions. Total benefits and other deductions increased $187.4 million with an increase of $212.4 million in the Insurance segment partially offset by a $23.5 million decrease in the Investment Services segment.

Policyholders' benefits were $956.4 million in the first half of 2005, a $52.8 million increase from the first half of 2004. The increase principally resulted from higher GMDB/GMIB benefits and reserves due to the growth in business and higher benefits and reserves in the reinsurance assumed product line partially offset by lower individual life death claims.

Interest credited to policyholders' account balances increased $23.9 million to $535.8 million in the first half of 2005 as the impact of lower crediting rates was more than offset by higher policyholder account balances.

Total compensation and benefits increased $112.9 million to $851.6 million in the first half of 2005 with increases of $55.9 million and $57.0 million reported for the Insurance and Investment Services segments, respectively. The increase in the Insurance segment in the first half of 2005 was primarily due to higher employee and agents salaries, an increase in taxes and benefits primarily related to employee FICA tax and agents benefits costs partially offset by a $2.0 million decrease related to changes in the Stock Appreciation Rights liability. The $57.0 million increase for the Investment Services segment resulted from Alliance's higher incentive compensation due to higher earnings, higher base compensation and fringe benefits due to annual merit increases and higher commission expense primarily due to higher sales volume.

For the first half of 2005, commissions in the Insurance segment totaled $541.2 million, an increase of $44.3 million when compared to $496.9 million from the first half of 2004, principally due to higher sales of life and annuity products.

There was a $27.1 million decrease in distribution plan payments by Alliance due to the sale of the cash management services unit in second quarter 2005.

Amortization of deferred sales commissions totaled $71.0 million for the first half of 2005, $24.2 million lower than in the 2004 period as a result of lower back-end load shares sales.

Interest expense declined by $4.0 million to $38.9 million in the first half of 2005 as compared to $42.9 million in the first half of 2004.

DAC amortization increased to $302.0 million in the first half of 2005, up $121.7 million from the comparable 2004 period. The increase in amortization was principally due to higher current margins in products that are DAC reactive and lower favorable DAC unlocking in 2005 compared to 2004. In 2004, DAC unlocking resulted from the recognition of higher estimated future margins driven by higher fees related to variable life insurance and annuity contracts. In 2005, DAC unlocking related primarily to higher estimated future margins due to revised expectations regarding lapses on certain annuity contracts based upon the completion of a comprehensive lapse study. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2005 than in 2004.

DAC capitalization totaled $555.3 million; the increase of $72.2 million from $483.1 million reported in the first half of 2004 primarily resulted from higher sales of interest sensitive life products and variable annuities.

The $9.6 million decrease in rent expense to $80.0 million in the first half of 2005 was due to a $12.8 million decrease for the Insurance segment partially offset by a $3.2 million increase in the Investment Services segment. Amortization of intangible assets showed a $0.5 million increase from the first half of 2004 to the first half of 2005.

There was a $31.6 million decrease in other operating costs and expenses to $432.3 million in the first half of 2005 as the $32.7 million decrease in the Investment Management segment was partially offset by a $2.6 million increase in the Insurance segment. The Investment Services segment decrease was primarily due to lower losses on disposal of fixed assets and lower legal expenses, partially offset by higher costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first half of 2005 were $8.80 billion, an $84.5 million increase from the comparable 2004 period, with $78.5 million higher first year premiums and deposits in the first half of 2005 than in the comparable 2004 period. First year premiums and deposits for the life products increased $21.5 million due to higher sales in the retail channel while the annuity lines' premiums and deposits increased $55.8 million primarily due to higher sales in both the retail and wholesale distribution channels.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $2.91 billion in the first half of 2004 to $3.28 billion for the first half of 2005 with an increase of $438.6 million reported for the individual annuities product line, partially offset by declines of $62.2 million and $5.2 million in variable and interest-sensitive life and traditional life surrenders and withdrawals, respectively. The annualized annuities surrender rate increased to 8.4% in the first half of 2005 from 8.1% in the first half of 2004. Conversely, the individual life surrender rates decreased to 4.1% from 4.7% for the same respective periods. The individual life surrender rate was higher in the first half of 2004 principally due to the surrender of a single large COLI contract. When the effect of this surrender is excluded, the first half of 2004 life surrender rate was 4.2%. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                              JUNE 30,
                                                                                 -----------------------------------
                                                                                      2005                2004
                                                                                 ---------------     ---------------
Third party..................................................................... $    452,186        $   423,902
AXA Equitable General Account and other AXA Financial companies.................       54,796             41,446
Insurance Group Separate Accounts ..............................................       67,919             56,405
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    574,901        $   521,753
                                                                                 ===============     ===============

Third party assets under management at June 30, 2005 increased $28.28 billion primarily due to increases at Alliance. AXA Equitable General Account and other AXA Financial companies' assets under management increased $13.35 billion from the first half of 2004 totals of which $12.68 billion is attributable to the MONY Companies. When the $4.63 billion of MONY Companies' Separate Account assets are excluded, the remaining $6.88 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

Alliance assets under management at the end of the first six months of 2005 totaled $516.0 billion as compared to $482.2 billion at June 30, 2004 as market appreciation and net inflows of $47.4 million, $10.2 million and $5.7 million in the Institutional Investment Management, Private Client and Retail distribution channels, respectively, were offset by the $29.5 million in net asset outflows resulting from the sale of Alliance's cash management services. Non-US clients accounted for 28.3% of the June 30, 2005 total.

During June 2005, Alliance and Federated completed the transaction under which Federated acquired Alliance's cash management services. In the transaction, $19.6 billion in assets under management from 22 of its third-party distributed money market funds were transitioned into Federated money market funds. The transaction included an initial cash payment of $25.0 million received prior to June 30, 2005, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10 million payment. In the first six months in 2005, Alliance recognized a $12.5 million pre-tax net gain from this transaction.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. In the second quarters of 2005 and 2004, AXA Equitable paid cash dividends of $250.0 million.

At June 30, 2005, AXA Equitable had no short-term debt, commercial paper or borrowings under the revolving credit facility outstanding.

Alliance. For the six months ended June 30, 2005 and 2004, respectively, cash flows included inflows of $27.5 million and $33.2 million representing proceeds from the exercise of options for Alliance Units offset by outflows related to purchases of Alliance Units totaling $6.9 million and $38.4 million by subsidiaries of Alliance to fund deferred compensation plans. Capital expenditures at Alliance were $46.7 million in the first six months of 2005 compared to $16.8 million in the comparable 2004 period. Available cash flow for cash distributions from Alliance totaled $357.9 million and $231.9 million for the first six months of 2005 and 2004, respectively. As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, Alliance made no cash distributions in first quarter 2004.

At June 30, 2005, Alliance had $7.9 million of short-term debt outstanding; there were no amounts outstanding under either its commercial paper program or its revolving credit facility.

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

Increased volatility of equity markets can impact profitability of the Insurance and Investment Services segments. For the Insurance Group, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB and/or other guaranteed features, sustained periods with declines in the value of underlying Separate Account investments would increase the Insurance Group's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance or hedging) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets also will result in increased volatility of the fair value of the GMIB reinsurance contracts and equity-traded futures contracts as part of hedging programs for GMDB/GMIB features.

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

Other Risks of the Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of the Company's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; the impact of changes in regulatory requirements or enforcement policies; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of AXA Equitable; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers' expectations; its ability to obtain reinsurance for certain products, the offering of which products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends. In addition, the Insurance Group's business may be adversely affected to the extent that some or all of the third-party firms that distribute the Insurance Group's products face heightened regulatory scrutiny and/or increased regulation, particularly in connection with the types of products issued by the Insurance Group. In this regard, regulators in Massachusetts have recently taken action against subsidiaries of two banking organizations which are not part of AXA Financial in connection with the sale of annuities to senior citizens.

In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent years' legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2004 Form 10-K.

The profitability of the Insurance Group depends on a number of factors including: levels of gross operating expenses and the amount which can be deferred as DAC and software capitalization; successful implementation of expense-reduction initiatives; secular trends; increased costs and impact of compliance, regulatory examinations and oversight; the ability to reach sales targets for key products including the continuing market receptivity of its variable annuity product, Accumulator(R) `04; the Company's mortality, morbidity, persistency and claims experience; margins between investment results from General Account Investment Assets and interest credited on individual insurance and annuity products, which are subject to contractual minimum guarantees; the level of claims and reserves on contracts with GMDB/GMIB and/or other guaranteed features; the impact of related reinsurance and the effectiveness of any program to hedge certain risks associated with such features; the account balances against which policy fees are assessed on universal and variable life insurance and variable annuity products; the pattern of DAC amortization which is based on models involving numerous estimates and subjective judgments including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges; the adequacy of reserves and the extent to which subsequent experience differs from management's estimates and assumptions, including future reinvestment rates, used in determining those reserves; and the effects of any future terrorist attacks and the results of the war on terrorism. In establishing the amount of the liabilities and reserves of the Insurance Group associated with the risks assumed in connection with reinsurance pools and arrangements, the Insurance Group relies on the accuracy and timely delivery of data and other information from ceding companies.

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

Payments of sales commissions by Alliance to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. Contingent deferred sales charges ("CDSC") cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $213.8 million at June 30, 2005. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system, net of CDSC received of $11.5 million and $19.2 million, totaled approximately $30.4 million and $24.6 million during the six months ended June 30, 2005 and 2004, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of June 30, 2005, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

Equity markets increased by approximately 1% during the three months ended June 30, 2005 and decreased by approximately 1% during the six months ended June 30, 2005, as measured by the change in the Standard & Poor's 500 Stock Index. Fixed income markets increased by approximately 3% during both the three and six months ended June 30, 2005 as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with Alliance's fund rationalization program, was approximately 27.4% and 26.5% during the three and six month periods ended June 30, 2005, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Legal Environment. A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Financial's insurance subsidiaries (including AXA Equitable) and related companies, like other life and health insurers, are involved in such litigation and the results of operations and financial position of AXA Financial and such insurance subsidiaries and related companies could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter. In addition, examinations by Federal and state regulators and other regulatory and related agencies, including, among others, state attorneys general and insurance and securities regulators, could result in adverse publicity, sanctions and fines. In the last year, AXA Equitable, EQAT, Multimanager Trust, VIP Trust, AXA Advisors, and AXA Distributors and other AXA Financial subsidiaries have provided, or are in the process of providing, information and documents to the SEC, the NASD and state attorneys general and insurance and securities regulators on a wide variety of issues, including supervisory issues, market timing, late trading, valuation, suitability, replacements and exchanges of variable life insurance and annuities, finite risk reinsurance, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, the NASD and/or other regulators may take or what the impact of such actions might be. Fines and other sanctions could result from pending regulatory matters. For further information, see "Business - Regulation" and "Legal Proceedings," contained in the 2004 Form 10-K and herein.

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial Statements in the 2004 Form 10-K for pronouncements issued but not effective at December 31, 2004.

Regulation. The businesses conducted by AXA Financial's subsidiaries, including AXA Equitable, are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. The activities of the Insurance Group are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia and Puerto Rico. Changes in the regulatory environment, including increased activism by state attorneys general, insurance commissioners and securities regulators, could have a material impact on operations and results. See "Business - Regulation" contained in the 2004 Form 10-K.

In addition to the foregoing, Federal and state authorities are continuing to investigate various practices of insurers, principally in the property and casualty and related businesses (including general insurance lines), as well as the purchase or sale of nontraditional insurance products including finite risk reinsurance. While AXA Financial's insurance company subsidiaries do not have any material non-life insurance operations, other subsidiaries and affiliates of AXA Financial's parent, AXA, are involved in these areas and have received various inquiries and requests for information from Federal and state authorities, to which they are in the process of responding. These AXA subsidiaries and affiliates intend to fully cooperate with these Federal and state authorities. While, at this time, AXA Financial is unable to predict what actions, if any, regulators may take against any of these affiliated entities, any negative publicity associated with the AXA brand name generated by these inquiries (or by any actions or sanctions that may arise in connection with them) may result in general reputational damage to AXA Equitable, which could adversely affect AXA Equitable's results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 4.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Note 11 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 11 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2004 Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.   OTHER INFORMATION

              None

ITEM 6.   EXHIBITS

             Number                Description and Method of Filing
          ------------   -------------------------------------------------------
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

Date:    August 15, 2005           AXA EQUITABLE LIFE INSURANCE COMPANY



                                   By: /s/ Stanley B. Tulin
                                       ----------------------------------------
                                       Name:    Stanley B. Tulin
                                       Title:   Vice Chairman of the Board and
                                                Chief Financial Officer


Date:    August 15, 2005               /s/ Richard Dziadzio
                                       ----------------------------------------
                                       Name:    Richard Dziadzio
                                       Title:   Executive Vice President


Date:    August 15, 2005               /s/ Alvin H. Fenichel
                                       ----------------------------------------
                                       Name:    Alvin H. Fenichel
                                       Title:   Senior Vice President and
                                                  Controller