Form 10-Q
period 2005-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2005-11-14
CIK 727920

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2005            Commission File No. 0-25280
--------------------------------------------------------------------------------

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
                                                         ----      -----
                                                    Yes   X    No
                                                         ----      -----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                         ----      -----
                                                    Yes        No   X
                                                         ----      -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         ----      -----
                                                    Yes        No   X
                                                         ----      -----

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of November 14, 2005.

As of November 14, 2005, 2,000,000 shares of the registrant's $1.25 par value Common Stock were outstanding.


                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I   FINANCIAL INFORMATION

Item 1:  Financial Statements
         o Consolidated Balance Sheets, September 30, 2005 and December 31, 2004.........      3
         o Consolidated Statements of Earnings, Three Months and Nine Months Ended
              September 30, 2005 and 2004................................................      4
         o Consolidated Statements of Shareholder's Equity, Nine Months Ended
              September 30, 2005 and 2004................................................      5
         o Consolidated Statements of Cash Flows, Nine Months Ended
              September 30, 2005 and 2004................................................      6
         o Notes to Consolidated Financial Statements....................................      7

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("Management Narrative")..................................     23

Item 3:  Quantitative and Qualitative Disclosures About Market Risk*.....................     31

Item 4:  Controls and Procedures.........................................................     31


PART II  OTHER INFORMATION

Item 1:  Legal Proceedings...............................................................     31

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.....................     31

Item 3:  Defaults Upon Senior Securities.................................................     31

Item 4:  Submission of Matters to a Vote of Security Holders.............................     31

Item 5:  Other Information...............................................................     31

Item 6:  Exhibits........................................................................     31

SIGNATURES...............................................................................     32


*Omitted pursuant to General Instruction H to Form 10-Q.

PART I  FINANCIAL INFORMATION

        Item 1:  Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                               September 30,        December 31,
                                                                                   2005                 2004
                                                                              -----------------    -----------------
                                                                                         (In Millions)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    30,278.1        $    30,722.3
  Mortgage loans on real estate.............................................        3,121.4              3,131.9
  Equity real estate, held for the production of income.....................          645.7                643.2
  Policy loans..............................................................        3,851.8              3,831.4
  Other equity investments..................................................        1,097.6              1,010.5
  Other invested assets.....................................................        1,629.5              1,112.1
                                                                              -----------------    -----------------
      Total investments.....................................................       40,624.1             40,451.4
Cash and cash equivalents...................................................        1,615.3              1,680.8
Cash and securities segregated, at estimated fair value.....................        1,445.7              1,489.0
Broker-dealer related receivables...........................................        3,062.6              2,187.7
Deferred policy acquisition costs...........................................        7,381.3              6,813.9
Goodwill and other intangible assets, net...................................        3,747.7              3,761.4
Amounts due from reinsurers.................................................        2,579.6              2,549.6
Loans to affiliates, at estimated fair value................................          400.0                400.0
Other assets................................................................        3,651.6              3,600.9
Separate Accounts' assets...................................................       66,854.6             61,559.4
                                                                              -----------------    -----------------

Total Assets................................................................  $   131,362.5        $   124,494.1
                                                                              =================    =================


LIABILITIES
Policyholders' account balances.............................................  $    27,251.6        $    26,875.1
Future policy benefits and other policyholders liabilities..................       14,048.0             14,099.6
Broker-dealer related payables..............................................        1,629.8                945.9
Customer related payables...................................................        2,537.0              2,658.7
Amounts due to reinsurers...................................................        1,031.3                994.0
Short-term and long-term debt...............................................        1,255.4              1,255.5
Income taxes payable........................................................        2,796.0              2,714.8
Other liabilities...........................................................        2,081.0              1,859.6
Separate Accounts' liabilities..............................................       66,854.6             61,559.4
Minority interest in equity of consolidated subsidiaries....................        2,066.8              2,040.4
Minority interest subject to redemption rights..............................          267.3                266.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................      121,818.8            115,269.6
                                                                              -----------------    -----------------

Commitments and contingencies (Note 11)


SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        4,936.4              4,890.9
Retained earnings...........................................................        4,047.3              3,457.0
Accumulated other comprehensive income......................................          557.5                874.1
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        9,543.7              9,224.5
                                                                              -----------------    -----------------

Total Liabilities and Shareholder's Equity..................................  $   131,362.5        $   124,494.1
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                        ----------------------------------  ---------------------------------
                                                             2005               2004             2005              2004
                                                        ----------------   ---------------  ----------------  ---------------
                                                                                   (In Millions)
REVENUES
Universal life and investment-type
  product policy fee income...........................   $      482.1       $      414.2     $    1,378.4      $    1,161.3
Premiums..............................................          232.5              209.6            667.5             662.0
Net investment income.................................          582.0              641.4          1,866.2           1,922.1
Investment gains (losses), net........................            6.6               (5.4)            55.3              48.2
Commissions, fees and other income....................          848.2              833.7          2,620.7           2,465.8
                                                        ----------------   ---------------  ----------------  ---------------
      Total revenues..................................        2,151.4            2,093.5          6,588.1           6,259.4
                                                        ----------------   ---------------  ----------------  ---------------


BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits...............................          411.6              488.3          1,368.0           1,391.9
Interest credited to policyholders'
  account balances....................................          279.6              270.7            815.4             782.6
Compensation and benefits.............................          490.5              407.1          1,342.2           1,145.8
Commissions...........................................          275.4              242.9            816.6             739.8
Distribution plan payments............................           62.1               90.4            224.9             280.3
Amortization of deferred sales commissions............           32.1               43.3            103.1             138.5
Interest expense......................................           19.2               17.7             58.1              60.6
Amortization of deferred policy acquisition costs.....           99.2              123.1            401.2             303.4
Capitalization of deferred policy acquisition costs...         (317.8)            (243.9)          (873.1)           (727.0)
Rent expense..........................................           39.9               47.7            119.9             137.3
Amortization of other intangible assets...............            5.8                5.8             17.7              17.2
Other operating costs and expenses....................          235.1              259.3            667.3             730.2
                                                        ----------------   ---------------  ----------------  ---------------
      Total benefits and other deductions.............        1,632.7            1,752.4          5,061.3           5,000.6
                                                        ----------------   ---------------  ----------------  ---------------


Earnings from continuing operations before
  income taxes and minority interest..................          518.7              341.1          1,526.8           1,258.8
Income tax expense....................................         (122.2)             (54.8)          (390.6)           (298.2)
Minority interest in net income of
  consolidated subsidiaries...........................         (114.9)             (81.7)          (311.1)           (259.3)
                                                        ----------------   ---------------  ----------------  ---------------
Earnings from continuing operations...................          281.6              204.6            825.1             701.3
Earnings from other discontinued operations,
  net of income taxes.................................           15.2                4.7             15.2               8.0
Gain on real estate to be disposed of
   net of income taxes................................            -                 10.9               -               10.9
Cumulative effect of accounting changes,
   net of income taxes................................            -                  -                 -               (2.9)
                                                        ----------------   ---------------  ----------------  ---------------

Net Earnings..........................................  $       296.8       $      220.2      $     840.3      $      717.3
                                                        ================   ===============  ================  ===============


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                                                                          (In Millions)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,890.9              4,848.2
Increase in capital in excess of par value..................................           45.5                 18.4
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        4,936.4              4,866.6
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        3,457.0              3,027.1
Net earnings................................................................          840.3                717.3
Shareholder dividends paid..................................................         (250.0)              (250.0)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        4,047.3              3,494.4
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          874.1                892.8
Other comprehensive income (loss)...........................................         (316.6)               (10.3)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          557.5                882.5
                                                                              -----------------    -----------------

Total Shareholder's Equity, End of Period...................................  $     9,543.7        $     9,246.0
                                                                              =================    =================




                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                    2005                 2004
                                                                              -----------------    -----------------
                                                                                          (In Millions)
Net earnings................................................................  $       840.3        $       717.3
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          815.4                782.6
    Universal life and investment-type product policy fee income............       (1,378.4)            (1,161.3)
    Net change in broker-dealer and customer related receivables/payables...         (633.8)              (217.8)
    Investment gains, net...................................................          (55.3)               (48.2)
    Change in segregated cash and securities, net...........................           43.4                104.4
    Change in deferred policy acquisition costs.............................         (471.9)              (423.7)
    Change in future policy benefits........................................           41.5                135.3
    Change in property and equipment........................................          (14.9)               (34.9)
    Change in income tax payable............................................          248.1                199.3
    Minority interest in net income of consolidated subsidiaries............          311.1                259.3
    Change in fair value of guaranteed minimum income
       benefit reinsurance contracts........................................          (45.2)               (55.0)
    Amortization of deferred sales commissions..............................          103.1                138.5
    Amortization of other intangible assets, net............................           17.7                 17.2
    Change in accounts payable and accrued expenses.........................          372.8                (36.6)
    Other, net..............................................................           14.3                123.0
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          208.2                499.4
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments.................................................        2,347.9              2,590.2
  Sales....................................................................         1,774.1              2,768.5
  Purchases.................................................................       (4,316.3)            (5,492.6)
  Change in short-term investments..........................................         (305.5)               (81.6)
  Purchase of minority interest in consolidated subsidiary..................            -                 (308.7)
  Other, net................................................................         (101.9)               161.5
                                                                              -----------------    -----------------

Net cash used by investing activities.......................................         (601.7)              (362.7)
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        2,853.7              2,935.6
    Withdrawals and transfers to Separate Accounts..........................       (1,988.6)            (2,019.9)
  Net increase in short-term financings.....................................           10.4                 18.5
  Shareholder dividends paid................................................         (250.0)              (250.0)
  Other, net................................................................         (297.5)              (111.1)
                                                                              -----------------    -----------------

Net cash provided by financing activities...................................          328.0                573.1
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          (65.5)               709.8
Cash and cash equivalents, beginning of year................................        1,680.8                999.1
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,615.3        $     1,708.9
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $       114.1        $        64.6
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       121.1        $       254.7
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

     The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances except those with Other Discontinued Operations (see Note 6) have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

     The terms "third quarter 2005" and "third quarter 2004" refer to the three months ended September 30, 2005 and 2004, respectively. The terms "first nine months of 2005" and "first nine months of 2004" refer to the nine months ended September 30, 2005 and 2004, respectively.

     Certain reclassifications have been made in the amounts presented for prior periods to conform these periods to the current presentation.

2)   PURCHASE OF MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

     In March 2004, the Company acquired 8.16 million Alliance Units at an aggregated market price of $308.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement. As a result of the transaction, the Company recorded goodwill of $162.1 million and other intangible assets of $20.0 million. Other intangible assets are amortized on a straight-line basis over their estimated useful lives of twenty years. Upon completion of this transaction, the Company's economic interest in Alliance increased to approximately 45.6% and AXA Financial's total economic interest in Alliance increased to approximately 58.4%. As a result of other transactions in the year ended December 31, 2004, the Company's economic interest in Alliance at September 30, 2005 increased to 46.2% and AXA Financial's total economic interest in Alliance increased to 61.0%.

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

     The adoption of SOP 03-1 as of January 1, 2004 resulted in a decrease of $2.9 million in the first nine months of 2004 net earnings and an increase in other comprehensive income of $12.4 million related to the cumulative effect of the required changes in accounting. The determination of liabilities associated with group pension participating contracts and mortality and annuitization benefits, as well as related impacts on deferred acquisition costs, is based on models that involve numerous estimates and subjective judgments. There can be no assurance that the ultimate actual experience will not differ from management's estimates.

     New Accounting Pronouncements
     -----------------------------

     On September 19, 2005, the American Institute of Certified Public Accountants ("AICPA") released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC/VOBA must be written off. The SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted, and disclosure of the pro forma effects of retroactive application or the pro forma effect on the year of adoption is not required. Management is currently assessing the potential impact of this new guidance on the financial results of the Company.

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

     On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) eliminates the alternative to apply the intrinsic value method of accounting for employee stock-based compensation awards that was provided in SFAS No. 123, "Accounting for Stock-Based Compensation," as originally issued. SFAS No. 123(R) requires the cost of all share-based payments to employees, including stock options, stock appreciation rights, and most tax-qualified employee stock purchase plans, to be recognized in the financial statements based on the fair value of those awards. Under SFAS No. 123(R) the cost of equity-settled awards generally is based on fair value at date of grant, adjusted for subsequent modifications of terms or conditions, while cash-settled awards require remeasurement of fair value at the end of each reporting period. SFAS No. 123(R) does not prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead requires consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded. SFAS No. 123(R) generally requires adoption using a modified version of prospective application. Under "modified prospective" application, SFAS No. 123(R) applies to new awards granted and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested awards outstanding as of the required effective date must be recognized prospectively over the remaining requisite service/vesting period based on the fair values of those awards as already calculated under SFAS No. 123. Entities may further elect to apply SFAS No. 123(R) on a "modified retrospective" basis to give effect to the fair value based method of accounting for awards granted, modified, or settled in cash in earlier periods. The cumulative effect of initial application, if any, is recognized as of the required effective date. Effective April 21, 2005, the SEC adopted a new rule allowing public companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins on or after June 15, 2005. The Company will implement SFAS No. 123(R) effective January 1, 2006.

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

     Management and its actuarial advisors have concluded that the prescription drug benefits provided under the Company's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits for 2006 and future years and management is currently assessing the impact on the Company including measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost for these plans at and for the period ended September 30, 2005.

4)   INVESTMENTS

     Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                      2005                2004
                                                                                 ---------------     ---------------
                                                                                           (In Millions)
      Balances, beginning of year............................................... $       11.3        $      20.5
      Additions charged to income...............................................           .7                3.9
      Deductions for writedowns and asset dispositions..........................         (3.0)             (11.4)
                                                                                 ---------------     ---------------
      Balances, End of Period................................................... $        9.0        $      13.0
                                                                                 ===============     ===============

      Balances, end of period comprise:
        Mortgage loans on real estate........................................... $        9.0        $      13.0
                                                                                 ---------------     ---------------
      Total..................................................................... $        9.0        $      13.0
                                                                                 ===============     ===============

     For the third quarter and first nine months of 2005 and 2004, investment income is shown net of investment expenses of $57.2 million, $44.5 million, $158.5 million and $131.3 million, respectively.

     As of September 30, 2005 and December 31, 2004, respectively, fixed maturities classified as available for sale had amortized costs of $29,048.7 million and $28,777.6 million. Also at September 30, 2005 and December 31, 2004, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $104.8 million and $117.4 million and costs of $91.0 million and $107.2 million and other equity securities with carrying values of $47.7 million and $2.1 million and costs of $45.5 million and $1.0 million.

     In the third quarter and first nine months of 2005 and 2004, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $1.6 million, $(1.7) million, $3.5 million and $2.5 million were included in net investment income in the consolidated statements of earnings.

     For the first nine months of 2005 and 2004, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,646.3 million and $2,511.0 million, respectively. Gross gains of $35.6 million and $35.3 million and gross losses of $13.7 million and $7.4 million were realized on these sales for the first nine months of 2005 and 2004, respectively. Unrealized net investment gains (losses) related to fixed maturities classified as available for sale decreased by $715.3 million during the first nine months of 2005, resulting in a balance of $1,229.4 million at September 30, 2005.

     Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                 September 30,       December 31,
                                                                                      2005               2004
                                                                                -----------------  -----------------
                                                                                           (In Millions)
      Impaired mortgage loans with investment valuation allowances............   $      78.4        $      89.4
      Impaired mortgage loans without investment valuation allowances.........           6.0               10.7
                                                                                ----------------   -----------------
      Recorded investment in impaired mortgage loans..........................          84.4              100.1
      Investment valuation allowances.........................................          (9.0)             (11.3)
                                                                                ----------------   -----------------
      Net Impaired Mortgage Loans.............................................   $      75.4        $      88.8
                                                                                ================   =================

     During the first nine months of 2005 and 2004, respectively, the Company's average recorded investment in impaired mortgage loans was $95.6 million and $160.0 million. Interest income recognized on these impaired mortgage loans totaled $7.7 million and $8.4 million for the first nine months of 2005 and 2004, respectively.

     Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to the point that the collection of interest is considered likely. At September 30, 2005 and December 31, 2004, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $75.4 million and $79.2 million.

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

     Summarized financial information for the Closed Block is as follows:


                                                                              September 30,         December 31,
                                                                                   2005                 2004
                                                                             -----------------    -----------------
                                                                                         (In Millions)
      CLOSED BLOCK LIABILITIES
      Future policy benefits, policyholders' account balances and other....  $     8,874.7        $     8,911.5
      Policyholder dividend obligation.....................................          124.1                264.3
      Other liabilities....................................................           32.6                 25.9
                                                                             -----------------    -----------------
      Total Closed Block liabilities.......................................        9,031.4              9,201.7
                                                                             -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,666.5 and $5,488.6)..........................        5,874.1              5,823.2
      Mortgage loans on real estate........................................          986.1              1,098.8
      Policy loans.........................................................        1,297.5              1,322.5
      Cash and other invested assets.......................................           67.2                 37.1
      Other assets.........................................................          309.2                348.7
                                                                             -----------------    -----------------
       Total assets designated to the Closed Block.........................        8,534.1              8,630.3
                                                                             -----------------    -----------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................          497.3                571.4

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $29.2 and $24.6 and policyholder dividend
           obligation of $124.1 and $264.3.................................           54.2                 45.7
                                                                             -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       551.5        $       617.1
                                                                             =================    =================

     Closed Block revenues and expenses were as follows:


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     2005             2004              2005              2004
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (In Millions)
      REVENUES
      Premiums and other income...............  $      104.0     $      108.3      $      334.2      $     350.6
      Net investment income (net of investment
         expenses of $0, $0, $0, and $.4).....         130.2            134.4             394.9            412.2
      Investment gains (losses), net..........          (8.5)            (1.5)              3.2             15.0
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         225.7            241.2             732.3            777.8
                                                ---------------  ----------------  ---------------   ---------------

      BENEFITS AND
      OTHER DEDUCTIONS
      Policyholders' benefits and dividends...         202.7            205.2             629.1            636.3
      Other operating costs and expenses......            .6              3.9               2.4             12.4
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         203.3            209.1             631.5            648.7
                                                ---------------  ----------------  ---------------   ---------------

      Net revenues before income taxes........          22.4             32.1             100.8            129.1
      Income tax expense......................          (7.8)           (11.4)            (35.2)           (45.9)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       14.6     $       20.7      $       65.6      $      83.2
                                                ===============  ================  ===============   ===============

     Reconciliation of the policyholder dividend obligation is as follows:

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                -------------------------------------
                                                                                        2005                  2004
                                                                                ----------------     ----------------
                                                                                           (In Millions)
      Balances, beginning of year.............................................   $     264.3          $     242.1
      Unrealized investment (losses) gains....................................        (140.2)                50.3
                                                                                ----------------     ----------------
      Balances, End of Period.................................................   $     124.1          $     292.4
                                                                                ================     ================

6)   OTHER DISCONTINUED OPERATIONS

     Summarized financial information for Other Discontinued Operations follows:

                                                                             September 30,         December 31,
                                                                                  2005                 2004
                                                                            -----------------    -----------------
                                                                                        (In Millions)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $797.2 and $643.6)..............................  $       830.9        $       702.1
      Equity real estate...................................................          192.4                190.1
      Mortgage loans on real estate........................................            7.1                 21.4
      Other equity investments.............................................            3.2                  4.4
      Other invested assets................................................             .2                   .3
                                                                            -----------------    -----------------
        Total investments..................................................        1,033.8                918.3
      Cash and cash equivalents............................................            2.3                150.2
      Other assets.........................................................           13.1                 33.3
                                                                            -----------------    -----------------
      Total Assets.........................................................  $     1,049.2        $     1,101.8
                                                                            =================    =================

      Policyholders liabilities............................................  $       824.2        $       844.6
      Allowance for future losses..........................................           71.9                132.7
      Other liabilities....................................................          153.1                124.5
                                                                            -----------------    -----------------
      Total Liabilities....................................................  $     1,049.2        $     1,101.8
                                                                            =================    =================

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     2005              2004             2005              2004
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $3.9, $4.4, $13.4
        and $13.0)............................. $       19.3      $      16.6      $       53.1      $       51.1
      Investment (losses) gains, net...........          (.1)              .7               (.3)              4.0
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         19.2             17.3              52.8              55.1
                                                ---------------   ---------------  ---------------   ---------------

      Benefits and other deductions............         22.6             29.1              65.3              79.4
      Losses charged to allowance for future
        losses.................................         (3.4)           (11.8)            (12.5)            (24.3)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings from releasing
        the allowance for future losses........         23.2              7.1              23.2              12.1
      Income tax expense.......................         (8.0)            (2.4)             (8.0)             (4.1)
                                                ---------------   ---------------  ---------------   ---------------
      Income from Other Discontinued
         Operations............................ $       15.2      $       4.7      $       15.2      $        8.0
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

     Management believes the allowance for future losses at September 30, 2005 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Other Discontinued Operations differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Other Discontinued Operations. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.


7)   GMDB, GMIB, AND NO LAPSE GUARANTEE FEATURES

     A)   Variable Annuity Contracts - GMDB and GMIB

     The Company has certain variable annuity contracts with GMDB and GMIB features in-force that guarantee one of the following:

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

     The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2005:

                                                                GMDB                GMIB              Total
                                                           ----------------   -----------------  -----------------
                                                                               (In Millions)
      Balance at December 31, 2004.......................   $       67.6       $      117.6       $       185.2
        Paid guarantee benefits..........................          (30.8)              (2.1)              (32.9)
        Other changes in reserve.........................           58.7               55.6               114.3
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2005......................   $       95.5       $      171.1       $       266.6
                                                           ================   =================  =================

      Related GMDB reinsurance ceded amounts were:
                                                                    GMDB
                                                           --------------------
                                                               (In Millions)

      Balance at December 31, 2004.......................   $       10.3
        Paid guarantee benefits ceded....................          (15.3)
        Other changes in reserve.........................           26.0
                                                           --------------------
      Balance at September 30, 2005......................   $       21.0
                                                           ====================

     The GMIB reinsurance contracts are considered derivatives and are reported at fair value.


     The September 30, 2005 values for those variable annuity contracts with GMDB and GMIB features currently in-force are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                 Return of
                                                  Premium         Ratchet         Roll-Up          Combo           Total
                                               -------------- ----------------  -------------   -------------  ---------------
                                                                        (Dollars In Millions)
      GMDB:
        Account value:
           General Account..................   $   11,851     $      241        $     124       $     549       $    12,765
           Separate Accounts................   $   20,053     $    6,636        $   7,822       $  13,853       $    48,364
        Net amount at risk, gross...........   $      729     $      520        $   1,869       $      50       $     3,168
        Net amount at risk, net of amounts
           reinsured........................   $      727     $      351        $   1,132       $      50       $     2,260
        Average attained age of
          contractholders...................         49.7           60.5             63.2            60.7              52.4
        Percentage of contractholders
          over age 70.......................          7.5%          22.1%            30.2%           20.9%             11.3%
        Range of guaranteed minimum
           return rates....................           N/A            N/A             3%-6%           3%-6%             3%-6%


      GMIB:
        Account value:
           General Account..................          N/A            N/A       $    5,558       $  19,018     $    24,576
           Separate Accounts................          N/A            N/A       $        0       $     762     $       762
        Net amount at risk, gross...........          N/A            N/A       $      513       $       0     $       513
        Net amount at risk, net of amounts
           reinsured........................          N/A            N/A       $      130       $       0     $       130
        Weighted average years remaining
           until earliest annuitization....           N/A            N/A              3.1             8.9             7.3
        Range of guaranteed minimum
           return rates....................           N/A            N/A             3%-6%           3%-6%           3%-6%


     B) Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

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

               Investment in Variable Insurance Trust Mutual Funds

                                                                                  September 30,      December 31,
                                                                                      2005               2004
                                                                                 ----------------  ------------------
                                                                                            (In Millions)
      GMDB:
         Equity...............................................................    $   34,251        $    32,088
         Fixed income.........................................................         4,348              4,192
         Balanced.............................................................         8,000              5,342
         Other................................................................         1,765              1,551
                                                                                 ----------------  ------------------
         Total................................................................    $   48,364        $    43,173
                                                                                 ================  ==================

      GMIB:
         Equity...............................................................    $   16,365        $    14,325
         Fixed income.........................................................         2,585              2,425
         Balanced.............................................................         4,937              2,768
         Other................................................................           689                565
                                                                                 ----------------  ------------------
         Total................................................................    $   24,576        $    20,083
                                                                                 ================  ==================

     C)   Hedging Programs for GMDB and GMIB Features

     In 2003, the Company initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At September 30, 2005, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $26,770 million and $64 million, respectively, with the GMDB feature and $12,095 million and zero, respectively, with the GMIB feature.

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

     D) Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

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

     The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                               Direct           Reinsurance
                                                              Liability            Ceded               Net
                                                           ----------------   -----------------  -----------------
                                                                               (In Millions)
      Balance at December 31, 2004.......................   $       20.5       $       (6.1)      $        14.4
        Other changes in reserve.........................           11.9              (12.2)                (.3)
                                                           ----------------   -----------------  -----------------
      Balance at September 30, 2005......................   $       32.4       $      (18.3)      $        14.1
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

     Components of net periodic pension expense for the qualified plans follow:

                                                              Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                        ------------------------------- -------------------------------
                                                             2005            2004            2005            2004
                                                        --------------- --------------- --------------- ---------------
                                                                                (In Millions)
       Service cost...................................   $        8.7    $        8.4    $       26.4    $       26.2
       Interest cost on projected benefit obligation..           30.3            30.4            91.1            91.5
       Expected return on assets......................          (42.9)          (42.7)         (128.6)         (128.2)
       Net amortization and deferrals.................           18.9            16.0            56.8            48.6
                                                        --------------- --------------- --------------- ---------------
       Net Periodic Pension Expense...................   $       15.0    $       12.1    $       45.7    $       38.1
                                                        =============== =============== =============== ===============

9)   STOCK APPRECIATION RIGHTS

     Following completion of the merger of AXA Merger Corp. with and into AXA Financial, Inc. (the legal entity), certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The Company recorded (decreases) in the Stock Appreciation Rights liability of $(9.4) million and $(7.7) million for the third quarter of 2005 and 2004, and an increase (decrease) of $10.1 million and $(4.9) million for the first nine months of 2005 and 2004, respectively, reflecting the variable accounting for Stock Appreciation Rights, based on the changes in the market value of AXA ADRs for the periods then ended. At September 30, 2005, the Stock Appreciation Rights liability was $36.5 million.

10)  INCOME TAXES

     Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

11)  LITIGATION

     There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2004 (the "Company's 2004 Financial Statement Notes"), except as described below:

     In EMERALD, in July 2005, EMERALD filed a motion for summary judgment on liability for three of its claims. In September 2005, AXA Equitable filed a cross-motion for summary judgment and filed an opposition to EMERALD's motion for summary judgment.

     In MAHOLTRA, in March 2005, the District Court granted defendants' motion to dismiss the second amended complaint, but permitted one of the plaintiffs leave to file a third amended complaint. In August 2005, the case was settled on an individual basis.

     In DH2, in April 2005, DH2 filed a Second Amended Complaint, which alleges claims substantially similar to those included in the original amended complaint. In June 2005, defendants moved to dismiss the Second Amended Complaint. In August 2005, DH2 filed an opposition to the motion and defendants filed their reply.

     In HIRT, in April 2005, the Court denied the cross motions for summary judgment without prejudice. In July 2005, the parties refiled cross motions for summary judgment, and an evidentiary hearing was held in August 2005 on one of the claims.

     In BERGER, in May 2005, the Court granted AXA Equitable's motion for summary judgment and dismissed the remaining claim of violation of ERISA. In May 2005, the plaintiffs filed an appeal to the 7th Circuit Court of Appeals. In August 2005, plaintiff appealed the dismissal.

     In WIGGENHORN, in April 2005, the U.S. Court of Appeals for the 7th Circuit ruled in favor of Putnam Funds in the case in which AXA Financial is not a party. Based upon this decision, in April 2005, AXA Equitable filed a motion to either grant or to set a briefing schedule on its motion to dismiss. In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing litigation is pending. In June 2005, plaintiff filed an amended complaint. In July 2005, AXA Equitable filed a motion to dismiss the amended complaint. In August 2005, plaintiff filed its opposition to the motion.

     In GOSHEN, in April 2005, plaintiffs filed a motion for leave to appeal with the Court of Appeals. In June 2005, the Court of Appeals denied plaintiffs' motion.

     In MCLEAN, in April 2005, claims of the individual Illinois plaintiffs (Brown) were settled and their case has been dismissed. In June 2005, the court denied a motion for reargument filed by the putative class representatives in May 2005 related to a dismissal of their case in November 2003. In July 2005, plaintiffs filed a notice of appeal. In October 2005, this case was settled on an individual basis.

     In ECKERT, in April 2005, one of the plaintiffs was granted the right to intervene and filed a complaint entitled Cerra v. The Equitable Life Assurance Society of the United States in the U.S. District Court for the Eastern District of New York with the same allegations as in Eckert. The defendants moved to dismiss plaintiff's complaint in May 2005. In August 2005, the case was settled on an individual basis.

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

     In JAFFE, in May 2005, the court granted defendants' motion and dismissed the case. Plaintiff's time to file an appeal has expired.

     In ERB, in September 2005, Alliance's appeal was denied.

     In February 2004, Alliance received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the "Information Requests"). Both Information Requests require Alliance to produce documents concerning, among other things, any market timing or late trading in its sponsored mutual funds. Alliance responded to the Information Requests and has been cooperating fully with the investigation. In April 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. ("WVAG COMPLAINT") was filed against Alliance, Alliance Holding, and various other defendants not affiliated with Alliance. The WVAG COMPLAINT was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG COMPLAINT makes factual allegations generally similar to those in the HINDO COMPLAINT. In May 2005, defendants removed the WVAG COMPLAINT to the U.S. District Court for the Northern District of West Virginia. In July 2005, plaintiff moved to remand. In August 2005, the WV Securities Commissioner signed a "Summary Order to Cease and Desist, and Notice of Right to Hearing" addressed to Alliance and Alliance Holding.

     The Summary Order claims that Alliance and Alliance Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order. In October 2005, the WVAG COMPLAINT was transferred to the Mutual Fund MDL.

     In connection with its market timing-related matters (other than the WVAG COMPLAINT), Alliance recorded charges totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. Alliance paid $2 million during third quarter 2005 and has cumulatively paid $309 million related to these matters.

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

     In the AUCOIN COMPLAINT, in February 2005, plaintiffs filed a consolidated amended class action complaint ("AUCOIN CONSOLIDATED AMENDED COMPLAINT") that asserts claims substantially similar to the AUCOIN COMPLAINT and nine additional lawsuits that also make factual allegations substantially similar to those in the AUCOIN COMPLAINT. In April 2005, defendants moved to dismiss the AUCOIN CONSOLIDATED AMENDED COMPLAINT. In October 2005, the District Court dismissed each of the claims set forth in the AUCOIN CONSOLIDATED AMENDED COMPLAINT, except for plaintiffs' claim under Section 36(b) of the Investment Company Act.

     In connection with proof of claim-related matters, in April 2005, the court signed an order dismissing the DAVIDSON COMPLAINT with prejudice. Plaintiffs have not exercised their limited right to re-open the case within 90 days of the order.

     In July 2005, the NASD notified Sanford C. Bernstein & Co., LLC, a wholly-owned subsidiary of Alliance ("SCB LLC") and an SCB LLC research analyst that the NASD enforcement staff was recommending that enforcement actions be commenced against SCB LLC and the analyst (this notification typically is called a "Wells Notice"). The analyst had written research reports that announced the suspension of SCB LLC's and the analyst's coverage of certain securities, and the analyst subsequently sold personal holdings in the same securities. Prior to joining SCB LLC, the analyst received the securities as compensation while employed by the issuers of those securities. The NASD claims that SCB LLC and the analyst violated NASD rules that restrict personal trading by research analysts. SCB LLC has reached an agreement in principle with the NASD to resolve any claims involving SCB LLC, and Alliance has recorded a $350,000 charge against third quarter 2005 earnings in connection with this matter. Claims involving the analyst have not been resolved.

     In July 2005, the NYSE issued a Wells Notice to each of approximately 20 member firms, including SCB LLC, claiming that the firms violated NYSE rules by failing to properly identify certain short sale transactions as short sales in Electronic Blue Sheet submissions. For SCB LLC, this issue was the result of a coding problem in an electronic reporting system. That problem was corrected in 2003. In September 2005, SCB LLC entered into a Stipulation of Facts and Consent to Penalty with the NYSE, which has been submitted to an NYSE hearing panel for approval. Alliance has recorded a $150,000 charge against third quarter 2005 earnings in connection with this matter.

     In September 2005, the SEC gave a Wells Notice to Alliance claiming that Alliance aided and abetted violations of Section 19(a) of the Investment Company Act by the Alliance All-Market Advantage Fund and the Spain Fund.
     Section 19(a) requires certain disclosure of the character (e.g., return of capital) of dividend distributions by investment companies. The funds revised their dividend disclosures in 2004 in response to the SEC's review of this matter and Alliance believes the disclosures now fully comply with the requirements of Section 19(a). Alliance has reached an agreement in principle with the SEC to resolve this matter, and Alliance has recorded a $450,000 charge against third quarter 2005 earnings in connection with this matter.

     Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted in the Company's 2004 Financial Statement Notes, the ultimate resolution of the litigations described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company. Except to the extent that the Company has recorded a charge for a particular matter, or as otherwise noted, management cannot make an estimate of loss, if any, in respect of its litigation matters. In addition, except as previously noted, management cannot predict whether or not any of such other litigations described above or in the Company's 2004 Financial Statement Notes will have a material adverse effect on the Company's consolidated results of operations in any particular period.

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

                                                        Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                 ---------------------------------  ----------------------------------
                                                      2005              2004             2005              2004
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (In Millions)
       Segment revenues:
       Insurance...............................  $    1,360.8      $   1,396.0      $    4,310.7      $   2,226.3
       Investment Services.....................         811.7            719.3           2,340.7          2,204.3
       Consolidation/elimination...............         (21.1)           (21.8)            (63.3)           (62.9)
                                                 ---------------   ---------------  ---------------   ----------------
                                                 $                 $                $                 $
       Total Revenues..........................       2,151.4          2,093.5           6,588.1          6,259.4
                                                 ===============   ===============  ===============   ================

       Segment earnings from continuing
          operations before income
          taxes and minority interest:
       Insurance...............................  $      292.7      $     187.4      $      912.0      $     769.3
       Investment Services.....................         226.0            155.2             614.8            491.5
       Consolidation/elimination...............           -               (1.5)              -               (2.0)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
          Operations before Income
          Taxes and Minority Interest..........  $      518.7      $     341.1      $    1,526.8      $   1,258.8
                                                 ===============   ===============  ===============   ================

                                                                                September 30,        December 31,
                                                                                     2005                2004
                                                                                ---------------    -----------------
                                                                                           (In Millions)
       Assets:
       Insurance.........................................................     $   116,202.8       $   110,141.1
       Investment Services...............................................          15,180.2            14,326.3
       Consolidation/elimination.........................................             (20.5)               26.7
                                                                             ------------------   ------------------
       Total Assets......................................................     $   131,362.5       $   124,494.1
                                                                             ==================   ==================

13)  RELATED PARTY TRANSACTIONS

     Since January 2000, the Company reimburses AXA Financial, Inc. (the legal entity) for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial, Inc. (the legal entity) of the benefits provided which totaled $15.9 million and $16.9 million for the third quarters of 2005 and 2004, and $42.9 million and $45.9 million for the first nine months of 2005 and 2004, respectively.

     The Company paid commissions and fees of $166.3 million and $155.2 million for the third quarters of 2005 and 2004 and $516.1 million and $483.5 million for the first nine months of 2005 and 2004, respectively, to AXA Distribution and its subsidiaries for sales of insurance products. The Company charged AXA Distribution's subsidiaries $79.5 million and $74.4 million for the third quarters of 2005 and of 2004 and $237.6 million and $218.2 million for the first nine months of 2005 and of 2004, respectively, for their applicable shares of operating expenses pursuant to the Agreements for Services.

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

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                    -------------------------------   -------------------------------
                                                        2005             2004             2005             2004
                                                    --------------   --------------   --------------   --------------
                                                                             (In Millions)
       Net earnings as reported.................... $     296.8      $      220.2     $      840.3     $      717.3
       Less: Total stock-based
         employee compensation expense
         determined under fair value method for
         all awards, net of income tax benefit.....        (7.7)             (6.5)           (20.3)           (18.4)
                                                    --------------   --------------   --------------   --------------
       Pro Forma Net Earnings...................... $     289.1      $      213.7     $      820.0     $      698.9
                                                    ==============   ==============   ==============   ==============


15)  COMPREHENSIVE INCOME


     The components of comprehensive income for third quarter 2005 and 2004 and the first nine months of 2005 and 2004 are as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                ---------------------------------  ---------------------------------
                                                     2005              2004             2005              2004
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (In Millions)
      Net earnings............................. $      296.8      $     220.2      $      840.3      $      717.3
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.....       (324.1)           337.8            (316.6)            (22.7)

      Cumulative effect of
        accounting changes.....................          -                -                 -                12.4
                                                ---------------   ---------------  ---------------   ---------------

      Other comprehensive (loss) income........       (324.1)           337.8            (316.6)            (10.3)
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive (Loss) Income.............. $      (27.3)     $     558.0      $      523.7      $      707.0
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

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Earnings from continuing operations before income taxes and minority interest were $1.53 billion for the first nine months of 2005, an increase of $268.0 million from the year earlier period with the Insurance and Investment Services segments reporting earnings increases of $142.7 million and $123.4 million, respectively. The Investment Services segment's earnings for the 2005 period included a $12.0 million gain from Alliance's second quarter 2005 transfer of its cash management services to Federated and the approximately $11.6 million gain on the sale of its rights to manage certain Indian mutual funds in third quarter 2005. In first quarter 2004, the Company recorded a $2.9 million charge (net of related income taxes of $1.6 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. Net earnings for the Company totaled $840.3 million for the first nine months of 2005, $123.0 million higher than the $717.3 million reported for the comparable 2004 period. Net earnings included earnings from Other Discontinued Operation of $15.2 million and $8.0 million in the 2005 and 2004 periods, respectively. The $7.2 million increase was primarily due to a release of the allowance for future losses for Wind-Up Annuities resulting from improved projected investment results in third quarter 2005.

Revenues. In the first nine months of 2005, total revenues increased $328.7 million to $6.59 billion as revenues for both the Insurance and Investment Services segments increased.

Premiums increased $5.5 million to $667.5 million for the first nine months of 2005. Policy fee income was $1.38 billion, $217.1 million higher than the first nine months of 2004 primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income decreased $55.9 million to $1.87 billion primarily due to losses of $57.9 million on derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate floor contracts as compared to $5.9 million of losses on derivatives in the comparable 2004 period. While total investment assets grew by approximately $350.1 million from September 30, 2004, AXA Equitable's investment income on its portfolio decreased due to lower yields on the fixed maturity portfolio and lower prepayment fees.

Investment gains totaled $55.3 million in the first nine months of 2005 as compared to $48.2 million in the first nine months of 2004. The $29.4 million increase in Investment Services' gains, which was primarily due to the $12.0 million gain on the transfer of Alliance's cash management services to Federated and the $11.6 million gain on the sale of its rights to manage certain Indian mutual funds, was offset by $22.3 million in lower gains for the Insurance segment in 2005 as compared to 2004. The AXA Equitable investment portfolio's decline in the 2005 period primarily resulted from $23.7 million lower gains on the sale of other equity investments. Lower net gains from sales of fixed maturity securities, $42.4 million in the first nine months of 2005 as compared to $53.5 million in the 2004 period, were offset by lower writedowns on General Account fixed maturities, $23.8 million in the first nine months of 2005 as compared to $33.9 million in the first nine months of 2004.

Commissions, fees and other income increased $154.9 million to $2.62 billion with the Insurance and Investment Services segments posting increases of $66.2 million and $81.8 million, respectively. The Insurance segment increase was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base partially offset by a smaller increase in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. The increase in fair value for the first nine months of 2005 was $45.4 million as compared to an increase of $55.0 million for the first nine months of 2004. The Investment Services segment's $81.8 million increase was principally due to $98.6 million higher investment advisory and services fees and $13.1 million higher institutional research services income, partially offset by $36.2 million lower distribution revenues and $14.6 million lower shareholder servicing fees at Alliance.

Benefits and Other Deductions. Total benefits and other deductions increased $60.7 million as an increase of $72.0 million in the Insurance segment was partially offset by a $9.0 million decrease in the Investment Services segment.

Policyholders' benefits were $1.37 billion in the first nine months of 2005, a $23.9 million decrease from the first nine months of 2004. The decrease principally resulted from lower benefits and reserves in the reinsurance assumed product line due to a $16.1 million settlement of outstanding issues with one life reinsurer in third quarter 2005 resulting in the release of $46.8 million of reserves and lower individual life death claims partially offset by higher GMDB/GMIB benefits and reserves due to the growth in business.

Interest credited to policyholders' account balances increased $32.8 million to $815.4 million in the first nine months of 2005 as the impact of lower crediting rates was more than offset by higher policyholder account balances.

Total compensation and benefits increased $196.4 million to $1.34 billion in the first nine months of 2005 with increases of $71.0 million and $125.1 million reported for the Insurance and Investment Services segments, respectively. The increase in the Insurance segment in the first nine months of 2005 was primarily due to increases of $62.8 million in benefits and taxes principally due to an adjustment of survivor income benefits related to prior periods and higher
FICA and agent benefits costs, $16.3 million in the Stock Appreciation Rights liability and $13.0 million in incentive compensation offset by a $21.1 million decrease in employee compensation. Employee compensation and benefits in the nine months of 2004 included a $45.6 million charge for severance costs and benefits related to non-MONY staff reductions associated with the MONY integration. The $125.1 million increase for the Investment Services segment resulted from Alliance's higher incentive compensation due to higher earnings, higher base compensation and fringe benefits due to annual merit increases and additional headcount and higher commission expense primarily due to higher sales volume and higher amortization of deferred commission awards due to vesting.

For the first nine months of 2005, commissions in the Insurance segment totaled $816.6 million, an increase of $76.8 million when compared to $739.8 million from the first nine months of 2004, principally due to higher sales of life and annuity products.

There was a $55.4 million decrease in distribution plan payments by Alliance primarily due to the transfer of cash management services in second quarter 2005.

Amortization of deferred sales commissions totaled $103.1 million for the first nine months of 2005, $35.4 million lower than in the 2004 period as a result of lower levels of back-end load shares sales.

Interest expense declined by $2.5 million to $58.1 million in the first nine months of 2005 as compared to $60.6 million in the first nine months of 2004.

DAC amortization increased to $401.2 million in the first nine months of 2005, up $97.8 million from the comparable 2004 period. The increase in amortization was principally due to higher current margins in products that are DAC reactive and lower favorable DAC unlocking in 2005 compared to 2004. In 2004, DAC unlocking resulted from the recognition of higher estimated future margins driven by higher fees related to variable life insurance and annuity contracts. In 2005, DAC unlocking related to higher estimated future margins due to revised expectations regarding lapses on certain annuity contracts based upon the completion of a comprehensive lapse study. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2005 than in 2004.

DAC capitalization totaled $873.1 million; the increase of $146.1 million from $727.0 million reported in the first nine months of 2004 primarily resulted from higher sales of interest sensitive life products and variable annuities.

The $17.4 million decrease in rent expense to $119.9 million in the first nine months of 2005 was due to a $19.7 million decrease for the Insurance segment partially offset by a $2.3 million increase in the Investment Services segment. Amortization of intangible assets showed a $0.5 million increase from the first nine months of 2004 to the first nine months of 2005.

There was a $62.9 million decrease in other operating costs and expenses to $667.3 million in the first nine months of 2005 with decreases of $45.9 million and $14.4 million, respectively, in the Investment Management and the Insurance segments. The Investment Services segment decrease was primarily due to lower losses on disposal of fixed assets and lower legal expenses, partially offset by higher costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, while the Insurance segment decrease was attributed to a $57.7 million decrease in depreciation and amortization expense and $14.8 million lower taxes, licenses and fees and technology costs offset by a $24 million increase in EQAT subadvisory fees and higher consulting, software and travel expenses of $18.0 million, $10.9 million and $7.0 million, respectively. Other operating costs in the nine months of 2004 included a $33.0 million write-off of capitalized software by AXA Equitable related to the MONY integration.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first nine months of 2005 were $10.35 billion, an $286.1 million increase from the comparable 2004 period, with $233.3 million higher first year premiums and deposits in the first nine months of 2005 than in the comparable 2004 period. First year premiums and deposits for the life products increased $28.0 million due to higher sales in the retail channel while the annuity lines' premiums and deposits increased $200.6 million primarily due to higher sales in both the retail and wholesale distribution channels.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $4.48 billion in the first nine months of 2004 to $4.97 billion for the first nine months of 2005, with an increase of $757.8 million reported for the individual annuities product line, partially offset by declines of $249.5 million and $14.1 million in variable and interest-sensitive life and traditional life surrenders and withdrawals, respectively. The annualized annuities surrender rate increased to 8.3% in the first nine months of 2005 from 8.0% in the first nine months of 2004. Conversely, the individual life surrender rates decreased to 3.9% from 5.4% for the same respective periods. The individual life surrender rate was higher in the first nine months of 2004 principally due to the surrender of a single large COLI contract and a large partial withdrawal from a COLI contract in third quarter 2004. When the effects of the surrender and partial withdrawal are excluded, the first nine months of 2004 life surrender rate was 4.1%. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management for the Company and other AXA Financial companies follow:


                             Assets Under Management

                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                      2005                2004
                                                                                 ---------------     ---------------
                                                                                            (In Millions)
Third party..................................................................... $    491,053        $   435,750
AXA Equitable General Account and other AXA Financial companies.................       54,775             56,877
Insurance Group Separate Accounts ..............................................       71,615             61,135
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    617,443        $   553,762
                                                                                 ===============     ===============

Third party assets under management at September 30, 2005 increased $55.30 billion primarily due to increases at Alliance. AXA Equitable General Account and other AXA Financial companies' assets under management decreased $2.10 billion from the first nine months of 2004 totals, with $12.59 billion and $13.11 billion attributable to the MONY Companies at September 30, 2005 and 2004, respectively. When the $4.66 billion and $4.80 billion of MONY Companies' Separate Account assets are excluded, at September 30, 2005 and 2004, respectively the remaining $10.62 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

Alliance assets under management at the end of the first nine months of 2005 totaled $555.47 billion as compared to $489.46 billion at September 30, 2004 as market appreciation and net inflows of $30.9 million, $9.3 million and $5.2 million in the Institutional Investment Management, Private Client and Retail distribution channels, respectively, were offset by the $28.7 million in net asset outflows resulting from the sale of Alliance's cash management services. Non-U.S. clients accounted for 30.0% of the September 30, 2005 total.

During June 2005, Alliance and Federated completed the transaction under which Federated acquired Alliance's cash management services. In the transaction, $19.3 billion in assets under management from 22 of its third-party distributed money market funds were transitioned into Federated money market funds. The transaction included an initial cash payment of $25.0 million received prior to June 30, 2005, and additional payments consisting of annual contingent purchase price payments payable over five years and a final contingent $10 million payment. In second quarter 2005, Alliance recognized a $12.0 million pre-tax net gain from this transaction.


LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. In both the first nine months of 2005 and 2004, AXA Equitable paid cash dividends of $250.0 million.

At September 30, 2005, AXA Equitable had no outstanding short-term debt, commercial paper or borrowings under its revolving credit facility outstanding.

Alliance. For the nine months ended September 30, 2005 and 2004, respectively, cash flows included inflows of $30.8 million and $37.6 million representing proceeds from the exercise of options for Alliance Units offset by outflows related to purchases of Alliance Units totaling $6.5 million and $37.9 million by subsidiaries of Alliance to fund deferred compensation plans. Capital expenditures at Alliance were $59.7 million in the first nine months of 2005 compared to $33.8 million in the comparable 2004 period. Available cash flow for cash distributions from Alliance totaled $588.9 million and $231.9 million for the first nine months of 2005 and 2004, respectively. As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, Alliance made no cash distributions in first quarter 2004.

At September 30, 2005, Alliance had $7.7 million of short-term debt outstanding; there were no amounts outstanding under either its commercial paper program or its revolving credit facility.


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


Increased volatility of equity markets can impact profitability of the Insurance and Investment Services segments. For the Insurance Group, in addition to impacts on equity securities held in the General Account, significant changes in equity markets impact asset-based policy fees charged on variable life and annuity products. Moreover, for variable life and annuity products with GMDB/GMIB and/or other guaranteed features, sustained periods with declines in the value of underlying Separate Account investments would increase the Insurance Group's net exposure to guaranteed benefits under those contracts (increasing claims and reserves, net of any reinsurance or hedging) at a time when fee income for these benefits is also reduced from prior period levels. Increased volatility of equity markets will also result in increased volatility of the fair value of the GMIB reinsurance contracts and equity-traded futures contracts as part of hedging programs for GMDB/GMIB features.

Equity market volatility may also impact DAC amortization on variable and universal life insurance contracts, variable annuities and participating traditional life contracts. To the extent that actual market trends, and reasonable expectations as to future performance drawn from those trends, lead to reductions in the investment return and/or other related estimates underlying the DAC amortization rates, DAC amortization could be accelerated. Volatile equity markets can also impact the level of contractholder surrender activity, which, in turn, can impact future profitability.

Interest rate fluctuations, equity price movements and changes in credit quality may also affect invested assets held in the qualified pension plan, which could impact future pension plan costs.

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

Other Risks of the Insurance Segment. The Insurance Group's future sales of life insurance and annuity products and financial planning services are dependent on numerous factors including: successful implementation of the Company's strategy; the intensity of competition from other insurance companies, banks and other financial institutions; the impact of changes in regulatory requirements or enforcement policies; conditions in the securities markets; the strength and professionalism of distribution channels; the continued development of existing and additional channels; the financial and claims-paying ratings of AXA Equitable; its reputation and visibility in the market place; its ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner; its ability to provide effective financial planning services that meet its customers' expectations; its ability to obtain reinsurance for certain products, when the offering of such products depends upon the ability to reinsure all or a substantial portion of the risks; its investment management performance; and unanticipated changes in industry trends. In addition, the Insurance Group's business may be adversely affected to the extent that some or all of the third-party firms that distribute the Insurance Group's products face heightened regulatory scrutiny and/or increased regulation, particularly in connection with the types of products issued by the Insurance Group. In this regard, regulators in Massachusetts and Rhode Island have recently taken action against or commenced an inquiry into affiliates of certain banking organizations that are not affiliated with AXA Financial in connection with the sale of annuities to senior citizens or other annuities sales practices.

In addition, the nature and extent of competition and the markets for products sold by the Insurance Group may be materially affected by changes in laws and regulations, including changes relating to savings, retirement funding and taxation. Recent years' legislative tax changes have included, among other items, changes to the taxation of corporate dividends and capital gains. Management cannot predict what other proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See "Business - Regulation" contained in the 2004 Form 10-K. The President's Advisory Panel on Federal Tax Reform recently announced its tax reform options. If enacted by Congress, these options would make sweeping changes to many longstanding tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options. Management believes that the enactment of these options into law in their current or similar form could adversely affect sales of cash value life insurance and deferred annuity products.

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

Payments of sales commissions by Alliance to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. Contingent deferred sales charges ("CDSC") cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $204.1 million at September 30, 2005. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under Alliance's mutual fund distribution system, net of CDSC received of $16.5 million and $26.1 million, totaled approximately $52.8 million and $31.9 million during the nine months ended September 30, 2005 and 2004, respectively.

Alliance's management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. As of September 30, 2005, Alliance's management determined that the deferred sales commission asset was not impaired. If Alliance's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using Alliance management's best estimate of future cash flows discounted to a present value amount.

Equity markets increased by approximately 4% and 3%, respectively, during the three months and nine months ended September 30, 2005, as measured by the change in the Standard & Poor's 500 Stock Index. Fixed income markets decreased by approximately 1% during both the three and nine months ended September 30, 2005, as measured by the change in the Lehman Brothers' Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with Alliance's fund rationalization program, was approximately 25.4% and 26.1% during the three and nine month periods ended September 30, 2005, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, Alliance's management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Future Accounting Pronouncements. In the future, new accounting pronouncements, as well as new interpretations of accounting pronouncements, may have material effects on the Company's consolidated statements of earnings and shareholder's equity. See Note 2 of Notes to Consolidated Financial Statements in the 2004 Form 10-K and Note 3 of Notes to Consolidated Financial Statements contained herein for pronouncements issued but not effective at December 31, 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits

            Number                           Description and Method of Filing
          ----------- --------------------------------------------------------------------------------
             31.1     Certification of the Registrant's Chief Executive Officer pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

             31.2     Certification of the Registrant's Chief Financial Officer pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

             32.1     Certification of the Registrant's Chief Executive Officer pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

             32.2     Certification of  the Registrant's Chief Financial Officer pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2005      AXA EQUITABLE LIFE INSURANCE COMPANY



                             By: /s/ Stanley B. Tulin
                                 ---------------------------------------------
                                 Name:    Stanley B. Tulin
                                 Title:   Vice Chairman of the Board and
                                          Chief Financial Officer

Date: November 14, 2005          /s/ Richard S. Dziadzio
                                 ---------------------------------------------
                                 Name:    Richard S. Dziadzio
                                 Title:   Executive Vice President and
                                          Deputy Chief Financial Officer

Date: November 14, 2005          /s/ Alvin H. Fenichel
                                 ---------------------------------------------
                                 Name:    Alvin H. Fenichel
                                 Title:   Senior Vice President and Controller