Form 10-K
period 2005-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2006-03-17
CIK 727920

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

    (Mark One)                      FORM 10-K

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
       Title of each class                          which registered
-----------------------------------   ------------------------------------------
              None                                       None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (Par Value $1.25 Per Share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                  Yes [ ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                  Yes [ ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                  Yes [ ]  No  [X]

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2005.

As of March 16, 2006, 2,000,000 shares of the registrant's Common Stock were outstanding.

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

================================================================================

                                TABLE OF CONTENTS

Part I                                                                                               Page
------                                                                                               ----

Item 1.             Business........................................................................ 1-1
                    Overview........................................................................ 1-1
                    Segment Information............................................................. 1-1
                    Wind-up Annuities............................................................... 1-6
                    General Account Investment Portfolio............................................ 1-6
                    Employees....................................................................... 1-6
                    Competition..................................................................... 1-7
                    Regulation...................................................................... 1-7
                    Parent Company.................................................................. 1-10
                    Other Information............................................................... 1-11
Item 1A.            Risk Factors.................................................................... 1A-1
Item 1B.            Unresolved Staff Comments....................................................... 1B-1
Item 2.             Properties...................................................................... 2-1
Item 3.             Legal Proceedings............................................................... 3-1
Item 4.             Submission of Matters to a Vote of Security Holders*............................ 4-1

Part II
-------

Item 5.             Market for Registrant's Common Equity, Related Stockholder Matters and
                       Issuer Purchases of Equity Securities........................................ 5-1
Item 6.             Selected Financial Data*........................................................ 6-1
Item 7.             Management's Discussion and Analysis of Financial Condition and
                       Results of Operations ("Management Narrative")............................... 7-1
Item 7A.            Quantitative and Qualitative Disclosures About Market Risk...................... 7A-1
Item 8.             Financial Statements and Supplementary Data..................................... FS-1
Item 9.             Changes In and Disagreements With Accountants on Accounting and
                       Financial Disclosure......................................................... 9-1
Item 9A             Controls and Procedures......................................................... 9A-1
Item 9B.            Other Information............................................................... 9B-1

Part III
--------

Item 10.            Directors and Executive Officers of the Registrant*............................. 10-1
Item 11.            Executive Compensation*......................................................... 11-1
Item 12.            Security Ownership of Certain Beneficial Owners and Management
                       and Related Stockholder Matters*............................................. 12-1
Item 13.            Certain Relationships and Related Transactions*................................. 13-1
Item 14.            Principal Accounting Fees and Services.......................................... 14-1

Part IV
-------

Item 15.            Exhibits, Financial Statement Schedules ........................................ 15-1

Signatures          ................................................................................  S-1
Index to Exhibits   ................................................................................  E-1


*Omitted pursuant to General Instruction I to Form 10-K

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Equitable Life Insurance Company claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" and elsewhere in this report.

PART I, ITEM 1.

                                  BUSINESS(1)

OVERVIEW

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately 2.3 million insurance policies and contracts in force as of December 31, 2005. AXA Equitable is part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services. Together with its affiliates, including AllianceBernstein (as defined below), the Company is one of the world's largest asset managers, with total assets under management of approximately $643.44 billion at December 31, 2005, of which approximately $578.55 billion were assets under management at AllianceBernstein. AXA Equitable's insurance business, conducted principally by AXA Equitable and its subsidiaries, AXA Life and AXA Distributors, is reported in the Insurance segment. The Investment Management segment is comprised principally of the investment management business of AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries (collectively, "AllianceBernstein"). AllianceBernstein is a leading global investment management firm. For additional information on AXA Equitable's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment" and Note 19 of Notes to Consolidated Financial Statements. Since AXA Equitable's demutualization in 1992, it has been a wholly owned subsidiary of AXA Financial. AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "Parent Company".

SEGMENT INFORMATION

INSURANCE

The Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management and other services principally to individuals and small and medium-size businesses. It also administers traditional participating group annuity contracts, generally for corporate qualified pension plans, and association plans that provide full service retirement programs for individuals affiliated with professional and trade associations. The Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $5.77 billion (or 64.5%) of total revenues, after intersegment eliminations, for the year ended December 31, 2005.

Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency. AXA Distributors, a broker-dealer and insurance general agency subsidiary of AXA Equitable, distributes the Insurance Group's products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial

----------

(1) As used in this Form 10-K, the term "AXA Equitable" refers to AXA Equitable Life Insurance Company (formerly The Equitable Life Assurance Society of the United States), a New York stock life insurance corporation, "AXA Financial" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, "AXA Financial Group" refers to AXA Financial and its consolidated subsidiaries, and the "Company" refers to AXA Equitable and its consolidated subsidiaries. The term "Insurance Group" refers collectively to AXA Equitable and AXA Life and Annuity Company ("AXA Life"). The term "AXA Distributors" refers to AXA Distributors, LLC and its subsidiaries, "AXA Advisors" refers to AXA Advisors, LLC, a Delaware limited liability company, and "AXA Network" refers to AXA Network, LLC, a Delaware limited liability company and its subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of AXA Equitable and AXA Life and all of the investment assets held in certain of AXA Equitable's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of AXA Equitable excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-up Annuity line of business ("Wind-up Annuities").


                                      1-1
planning and other broker-dealers, banks and brokerage general agencies. Association pension plans are marketed directly to clients by the Insurance Group.

For additional information on this segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment - Insurance", Note 19 of Notes to Consolidated Financial Statements, as well as "- Employees", " - Competition" and " -Regulation".

PRODUCTS

VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE. The Insurance Group is among the country's leading issuers of variable annuity and variable life insurance products. Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options.

Variable annuity products accounted for 76.9% of the Insurance Group's total premiums and deposits in 2005. Variable annuity products offered by the Insurance Group principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets. A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit ("GMDB") and/or guaranteed minimum living benefits. Guaranteed minimum living benefits include guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits and guaranteed minimum withdrawal benefits ("GMWB"). For additional information regarding these guaranteed minimum benefit features, see Notes 2, 9, 12 and 14 of Notes to Consolidated Financial Statements.

Variable life insurance products accounted for 8.5% of the Insurance Group's total premiums and deposits in 2005. Variable life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance ("COLI") market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Over the past five years, Separate Account assets for individual variable life insurance policies and variable annuities have increased by $25.31 billion to $64.97 billion at December 31, 2005. Of this year-end amount, approximately $44.12 billion was invested through EQ Advisors Trust ("EQAT") and approximately $18.39 billion was invested through AXA Premier VIP Trust ("VIP Trust"). EQAT and VIP Trust are mutual funds for which AXA Equitable serves as Investment Manager and Administrator. The balances of such Separate Account assets are invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single-advisor equity, bond and money market investment portfolios that are available in the Insurance Group's variable life and annuity products. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein provided investment advisory services to investment portfolios representing approximately 50% of the total assets in EQAT portfolios at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in EQAT portfolios.

VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advisor equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein and AXA Rosenberg Investment Management LLC, an AXA affiliate, provided investment advisory services in respect of investment portfolios representing approximately 9.0% of the total assets in the VIP Trust portfolios at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in the VIP Trust portfolios.

The continued growth of third-party assets under management remains a strategic objective of the Insurance Group, which seeks to increase the percentage of its income that is fee-based and derived from managing funds, including Separate Account assets, for its clients (who bear the investment risk and reward).


                                      1-2

FIXED ANNUITIES AND FIXED LIFE INSURANCE. In addition to variable annuity and variable life insurance products, the Insurance Group issues a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities. Fixed annuity products accounted for 2.1% of the Insurance Group's total premium and deposits in 2005.

The Insurance Group also issues an array of traditional and interest-sensitive life insurance products, including whole life, universal life, term life and level premium term life insurance. Traditional and interest-sensitive life insurance products accounted for 8.2% of the Insurance Group's total premium and deposits in 2005 and represent an increasingly significant product line for the Insurance Group.

RETAIL MUTUAL FUNDS. The Financial/Advisory/Insurance Group also sponsors various retail mutual funds.

AXA Enterprise Multimanager Funds Trust (formerly AXA Premier Funds Trust) ("Multimanager Trust") is a retail multi-manager mutual fund consisting of equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other retail funds managed by AXA Equitable or Enterprise Capital Management, Inc. ("Enterprise Capital"), a subsidiary of AXA Financial. At December 31, 2005, Multimanager Trust had total assets of $484 million. AXA Equitable serves as the Investment Manager and Administrator of Multimanager Trust. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment advisors. AllianceBernstein and AXA Rosenberg Investment Management LLC provided investment advisory services to investment portfolios representing approximately 13% of the total assets in Multimanager Trust portfolios at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in the Multimanager Trust portfolios.

AXA Enterprise Funds Trust ("AEFT") is a retail mutual fund consisting of equity, bond and money market funds. At December 31, 2005, AEFT had total assets of $2.57 billion. AXA Equitable serves as investment manager and administrator to AEFT. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated subadvisors. AllianceBernstein provided investment advisory services to investment portfolios representing approximately 1.7% of the total assets in AEFT at December 31, 2005 and unaffiliated investment subadvisors provided investment advisory services to the balance of the assets in the AEFT portfolios.

For additional information on assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management".

MARKETS. The Insurance Group targets primarily affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable annuity products are targeted at individuals saving for retirement, seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments) or seeking the enhanced guarantees offered in these products, as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Variable and interest-sensitive life insurance is targeted at individuals in middle-to-upper income levels for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits. Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs. Mutual funds and their investment products add breadth and depth to the range of products the Insurance Group is able to provide.

DISTRIBUTION. The Insurance Group distributes its annuity, life insurance and mutual fund products directly to the public through financial professionals associated with AXA Advisors and AXA Network. These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial services providers. As of December 31, 2005, approximately 5,980 financial professionals were associated with AXA Advisors and AXA Network.

AXA Equitable has entered into agreements pursuant to which it compensates AXA Advisors and AXA Network for distributing and servicing AXA Equitable's products. The agreements provide that compensation will not exceed any limitations imposed by applicable law. Under these agreements, AXA Equitable provides to each of AXA

                                      1-3

Advisors and AXA Network personnel, property, and services reasonably necessary for their operations. AXA Advisors and AXA Network reimburse AXA Equitable for their actual costs (direct and indirect) and expenses under the respective agreements.

The Insurance Group also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors. AXA Distributors distributes the Insurance Group's annuity products through third-party national and regional securities firms, independent financial planning and other broker-dealers and banks. Sales of annuities through AXA Distributors accounted for 41.6% of the Insurance Group's total premiums and deposits in 2005. AXA Distributors also distributes the Insurance Group's life insurance products through third-party brokerage general agencies. Sales of life insurance through AXA Distributors accounted for 0.8% of the Insurance Group's total premiums and deposits in 2005.

Sales of life insurance through AXA Distributors increased significantly in 2005. The Insurance Group believes that a portion of such increase was attributable to certain sales of life insurance policies instigated and/or financed by persons or entities with no relationship to the insured, with the expectation that such persons or entities will eventually acquire the policies from the insured as an investment. Due in part to the potential for adverse selection in these circumstances, the profitability of such sales may be lower than the Insurance Group might otherwise expect from sales to typical non-investor purchasers. Based on a review of a sampling of 2005 life insurance sales, however, management does not believe that any sales to date to persons or entities with no relationship to the insured will have a significant impact on the future profitability of the Insurance Group. Nevertheless, to help protect its product profit margin targets with regard to future sales and to evidence its concern over the appropriateness, from a public policy perspective, of the sales described above, the Insurance Group is implementing changes to certain of its commission rates and underwriting practices. These steps are expected to slow the rate of growth of (or may in fact reduce somewhat) sales of life insurance through AXA Distributors in 2006.

Enterprise Fund Distributors, Inc. ("EFD"), an affiliate of AXA Equitable, serves as the principal underwriter of retail mutual funds sponsored by the Insurance Group. EFD has selling agreements with AXA Advisors as well as third-party national and regional securities firms, independent financial planning and other broker-dealers and banks. AXA Advisors and two major national securities firms were responsible for approximately 16.7%, 10.8% and 9.9%, respectively, of EFD's 2005 sales.

REINSURANCE AND HEDGING. In 2005, the Insurance Group retained up to a maximum of $25 million of risk on single-life policies and $30 million of risk on second-to-die policies. For amounts issued in excess of those limits, the Insurance Group obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium. A contingent liability exists with respect to reinsurance ceded should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not a party to any risk reinsurance arrangement with any reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 3.3% of the total policy life reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also reinsures a percentage of its exposure on variable annuity products that offer a GMIB feature and/or GMDB features. At December 31, 2005, the Insurance Group had reinsured, subject to certain maximum amounts or caps in any one period, approximately 74.8% of its net amount at risk resulting from the GMIB feature and approximately 29.7% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2005. The Insurance Group has adopted certain hedging strategies that are designed to reduce exposure to GMIB, GMDB and GMWB liabilities.

For additional information about reinsurance and hedging implemented by the Insurance Group, see "Quantitative and Qualitative Disclosures about Market Risk" and Notes 2, 9, 12 and 14 of Notes to Consolidated Financial Statements.

The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although, in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance


                                      1-4
pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time. The Insurance Group is in the process of auditing or otherwise reviewing the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

INVESTMENT SERVICES

GENERAL. The Investment Services segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein offers a broad range of investment products and services to its clients, including the following: (a) to its institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and various affiliates, AllianceBernstein offers separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers and other investment vehicles, (c) to its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, AllianceBernstein offers separately managed accounts, hedge funds, mutual funds and other investment vehicles, and (d) to its institutional investors seeking institutional research, AllianceBernstein offers in-depth research, portfolio strategy, trading and brokerage-related services.

AllianceBernstein's portfolio managers oversee a number of different types of investment products within various vehicles and strategies. AllianceBersnstein's investment strategies include: (a) growth and value equity, the two predominant equity strategies, (b) blend, combining growth and value equity components and systematic rebalancing between the two, (c) fixed income, including both taxable and tax-exempt securities, (d) balanced, combining equity and fixed income components, and (e) passive, including both index and enhanced index strategies.

The Investment Services segment in 2005 accounted for approximately $3.27 billion (or 36.5%) of total revenues, after intersegment eliminations. As of December 31, 2005, AllianceBernstein had approximately $578.55 billion in assets under management including approximately $358.55 billion from institutional investors, approximately $145.13 billion from retail mutual fund accounts and approximately $74.87 billion from private clients. As of December 31, 2005, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT, VIP Trust, Multimanager Trust and AEFT, represented approximately 18.6% of AllianceBernstein's total assets under management, and fees and other charges for the management of those assets accounted for approximately 7.2% of AllianceBernstein's total revenues. The Investment Services segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group.

INTEREST IN ALLIANCEBERNSTEIN. In October 2000, AllianceBernstein L.P acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In connection with this acquisition (the "Bernstein Acquisition"), Bernstein and SCB Partners Inc. were granted the right to sell limited partnership interests in AllianceBernstein L.P ("AllianceBernstein Units") to AXA Financial or an entity designated by AXA Financial (the "AllianceBernstein Put"). Since November 2002, AXA Financial, either directly or indirectly through wholly owned subsidiaries, has acquired a total of 24.48 million AllianceBernstein L.P. Units for an aggregate purchase price of approximately $885.4 million through several purchases made pursuant to the AllianceBernstein Put. After giving effect to the Bernstein Acquisition and such subsequent purchases, AXA Financial Group's consolidated economic interest in AllianceBernstein L.P. as of December 31, 2005 was approximately 61.1%, including the general partnership interest held indirectly by AXA Equitable as the sole shareholder of the general partner of AllianceBernstein Holding L.P. ("AllianceBernstein Holding"), and AllianceBernstein L.P. As of December 31, 2005, on a stand alone basis, the Company's economic interest in AllianceBernstein L.P. was approximately 46.2%.

For additional information about AllianceBernstein, including its results of operations, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment - Investment Services" and AllianceBernstein L.P.'s Annual Report on Form 10-K for the year ended December 31, 2005.


                                      1-5

WIND-UP ANNUITIES

Wind-up Annuities include certain pension operations consisting of group non-participating wind-up annuity products. At December 31, 2005, approximately $817.2 million of contractholder liabilities were outstanding. For additional information about Wind-up Annuities, see Notes 2 and 8 of Notes to Consolidated Financial Statements.

GENERAL ACCOUNT INVESTMENT PORTFOLIO

GENERAL. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2005:

                                 INSURANCE GROUP
                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)

                                               AMOUNT             % OF TOTAL
                                          ------------------   -----------------

Fixed maturities (2)...................   $      29,869.7              75.8%
Mortgages..............................           3,242.3               8.2
Equity real estate.....................             645.2               1.7
Other equity investments...............           1,150.1               2.9
Policy loans...........................           3,944.9              10.0
Cash and short-term investments (3)....             547.3               1.4
                                          ------------------   -----------------
Total..................................   $      39,399.5             100.0%
                                          ==================   =================


(1) Net Amortized Cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.

(2) Excludes net unrealized gains of $973.2 million on fixed maturities classified as available for sale. Fixed maturities include approximately $753.8 million net amortized cost of below investment grade securities.

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

EMPLOYEES

As of December 31, 2005, the Insurance Group had approximately 5,590 full-time employees and AllianceBernstein had approximately 4,312 full-time employees.


                                      1-6

COMPETITION

INSURANCE GROUP. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Insurance Group, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting the Insurance Group's business are financial and claims-paying ratings; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; reputation and quality of service; and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 16, 2006, the financial strength or claims-paying rating of AXA Equitable was "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with positive outlook), "Aa3" from Moody's Investors Service (4th highest of 21 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook).

INVESTMENT SERVICES. The financial services business is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry. AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund complexes, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers. AllianceBernstein's competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve. Some of AllianceBernstein's competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than AllianceBernstein does. These factors may place AllianceBernstein at a competitive disadvantage. To grow its business, AllianceBernstein must be able to compete effectively for assets under management. Key competitive factors include (i) AllianceBernstein's commitment to place the interests of its clients first; (ii) the quality of AllianceBernstein's research; (iii) AllianceBernstein's investment performance;
(iv) the array of investment products AllianceBernstein offers; (v) the fees AllianceBernstein charges; (vi) AllianceBernstein's ability to further develop and market its brand; and (vii) AllianceBernstein's global presence.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein. AllianceBernstein L.P.'s partnership agreement specifically allows AXA Equitable and its subsidiaries (other than the general partner of AllianceBernstein L.P.) to compete with AllianceBernstein. AXA has substantially greater resources than AllianceBernstein does and is not obligated to provide resources to AllianceBernstein.

REGULATION

INSURANCE SUPERVISION. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. AXA Equitable is domiciled in New York and is primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of state regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable. Each of AXA Equitable and AXA Life is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of members of the Insurance Group, and make requests for particular information from them. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For


                                      1-7
example, certain attorneys general and insurance commissioners have requested information from the Insurance Group and insurance companies regarding collusive bidding, revenue sharing and market timing practices and practices associated with replacements and exchanges of life insurance and annuities.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state. In 2005, AXA Equitable paid an aggregate of $500 million in shareholder dividends.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect the Insurance Group. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before a return to 2001 law for the year 2011 and thereafter. Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products. In 2003, reductions in income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates. While set to expire, there are proposals to extend or make such reduced rates permanent. Other provisions of recently enacted and proposed legislation and Treasury regulations relate to the business use of life insurance, split-dollar arrangements, creation of new tax favored savings accounts and modifications to nonqualified deferred compensation plan and qualified plan (including tax sheltered annuities) rules. These provisions, to the extent enacted, could adversely affect the sale of life insurance to businesses, as well as the attractiveness of qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals such as Social Security reform or comprehensive overhaul of the Federal tax law (whether in response to recommendations of a Presidential Advisory Panel on Federal Tax Reform or otherwise), which, if enacted, could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. The President's Advisory Panel on Federal Tax Reform recently announced its tax reform options. If enacted by Congress, these options would make sweeping changes to many longstanding tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management believes that the enactment of these options into law in their current or similar form would adversely affect sales, funding and persistency of cash value life insurance and deferred annuity products. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other proposals or legislation, if any, may be introduced or enacted relating to the Company's business or what the effect of any such legislation might be.

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

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc. (formerly AllianceBernstein Investment Research and Management Inc.), Sanford C. Bernstein & Co., LLC, EFD and certain other subsidiaries of AXA Financial are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. (the "NASD"). As broker-dealers registered with the SEC, the Broker-Dealers are subject to the capital requirements of the SEC and/or the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to


                                      1-8
obtain in their businesses. The SEC and the NASD also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and the NASD have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and mutual funds, among other products. In addition, the Broker-Dealers are subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, the NASD and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings which may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other sanctions. In June 2005, without admitting or denying the allegations, AXA Advisors entered into an agreement with the NASD and paid a $900,000 fine to resolve charges relating to the receipt of directed brokerage fees from certain mutual fund companies during the period 2001 through the date of discontinuance of the practice in 2003.

AXA Equitable and its subsidiaries have also provided, and in certain cases are continuing to provide, information and documents to the SEC, the NASD, state attorneys general and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". For example, AXA Equitable is currently providing information to the New York Attorney General (the "NYAG") in response to a subpoena and information requests relating to possible market timing activities conducted through AXA Equitable's variable insurance products. Ongoing or future regulatory investigations could result in fines, other sanctions and/or other costs.

Certain Separate Accounts of AXA Equitable are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable are also registered under the Securities Act of 1933, as amended (the "Securities Act"). EQAT, Multimanager Trust, VIP Trust and AEFT are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act.

AXA Equitable, AXA Advisors and certain affiliates and AllianceBernstein L.P. and certain affiliates of AllianceBernstein also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

Regulators, including the SEC, the NASD and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including market timing and late trading. The SEC recently initiated a series of examinations of a number of investment advisors and their affiliated funds, including AXA Equitable and its funds regarding distribution payments made to broker-dealers. As is the case with many investment advisors, AXA Equitable makes payments to enhance the distribution of its mutual funds, a practice commonly referred to as revenue sharing. The SEC, during a recent examination, found that AXA Equitable used fund brokerage commissions to offset its payments to broker-dealers for fund sales, distribution, shelf space, marketing support or exposure to third party sales forces. Prior to such finding, AXA Equitable voluntarily reimbursed $7 million to the funds and has terminated the use of recaptured commissions for distribution. The SEC has finalized its examination and has issued no further sanctions.

ALLIANCEBERNSTEIN REGULATORY MATTERS.

MARKET TIMING INVESTIGATIONS. On December 18, 2003, AllianceBernstein settled with the SEC and the NYAG regarding their investigations into trading practices in shares of certain of AllianceBernstein's sponsored mutual funds. AllianceBernstein's agreement with the SEC was reflected in an Order of the Commission ("SEC Order")

                                      1-9
dated December 18, 2003 (amended and restated January 15, 2004), while AllianceBernstein's final agreement with the NYAG was reflected in an Assurance of Discontinuance ("AoD") dated September 1, 2004.

AllianceBernstein has taken a number of important initiatives to resolve these matters. Specifically, AllianceBernstein: (i) established a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (the "Restitution Fund"); (ii) reduced by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds by reducing its advisory fee rates (resulting in an approximate $63 million reduction in 2005 advisory fees and a $70 million reduction in 2004 advisory fees), and AllianceBernstein will maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004; (iii) appointed a new management team and specifically charged it with responsibility for ensuring that AllianceBernstein maintains a fiduciary culture in its retail services business; (iv) revised its code of ethics to better align the interests of AllianceBernstein's employees with those of its clients; (v) formed two new committees composed of executive management to oversee and resolve code of ethics and compliance-related issues; (vi) instituted a substantially strengthened policy designed to detect and block market timing and material short duration trading; (vii) created an ombudsman office, where employees can voice concerns about work-related issues on a confidential basis; and (viii) initiated firm-wide compliance and ethics training programs.

AllianceBernstein retained an Independent Compliance Consultant ("ICC") to conduct a comprehensive review of supervisory, compliance and other policies designed to detect and prevent conflicts of interest, breaches of fiduciary duty and violations of law. The ICC has completed its review, and submitted its report to the SEC in December 2004. By December 31, 2005, AllianceBernstein had implemented substantially all of the ICC's recommendations. Also, beginning in 2005, AllianceBernstein had, and biannually thereafter will continue to have, an independent third party perform a comprehensive compliance review.

With the approval of the independent directors of AllianceBernstein's U.S. registered mutual fund boards and the staff of the SEC, AllianceBernstein retained an Independent Distribution Consultant ("IDC") to develop a plan for the distribution of the Restitution Fund. To the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, AllianceBernstein will be required to contribute additional monies to the Restitution Fund. In September 2005, the IDC submitted to the SEC staff the portion of his report concerning his methodology for determining damages. The IDC will, in coming months, formally submit to the SEC staff the remainder of his proposed distribution plan, which addresses the mechanics of distribution. Once the SEC staff has approved both portions of the plan, it will be submitted to the SEC for final approval. The Restitution Fund proceeds will not be distributed until after the SEC has approved the distribution plan and issued an order doing so. Until then, it is not possible to predict the exact timing, method or amount of the distribution.

AllianceBernstein L.P. recorded charges totaling $330 million during the second half of 2003, of which (i) $250 million was paid to the Restitution Fund (the $250 million was funded out of operating cash flow and paid to the SEC in January 2004), (ii) $30 million was used to settle a private civil mutual fund litigation unrelated to any regulatory agreements and (iii) $50 million was reserved for estimated expenses related to AllianceBernstein's market-timing settlements with the SEC and the NYAG and AllianceBernstein's market timing-related liabilities (excluding the complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (the "WVAG Complaint")). AllianceBernstein L.P. paid $8 million during 2005 related to market timing and has cumulatively paid $310 million (excluding WVAG Complaint-related expenses).

For additional information regarding market timing matters involving AllianceBernstein, see "Alliance Litigation - Market Timing-Related Matters" in
Note 16 of Notes to Consolidated Financial Statements.

PRIVACY OF CUSTOMER INFORMATION. Federal and state law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection, disclosure and protection of customer information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional laws relating to the use and protection of customer information.

PARENT COMPANY

AXA, the ultimate parent company of AXA Equitable, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management


                                      1-10
business. AXA is one of the largest insurance groups in the world and operates primarily in Western Europe, North America, Asia/Pacific region and, to a lesser extent, in other regions including Eastern Europe, the Middle East, Africa and South America. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management, and other financial services.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to AXA Financial or any of its subsidiaries.

VOTING TRUST. In connection with AXA's application to the Superintendent for approval of its acquisition of capital stock of AXA Financial, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Amended and Restated Voting Trust Agreement, dated May 12, 2002, the "Voting Trust Agreement"). Pursuant to the Voting Trust Agreement, AXA and its affiliates ("AXA Parties") have deposited the shares of AXA Financial's Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over AXA Financial or AXA Equitable.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attaching to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until May 12, 2012. Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

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


                                      1-11

PART I, ITEM 1A.

                                  RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks. This "Risk Factors" section provides a summary of some of the significant risks that could affect our business, financial condition or results of operations. In this section, the terms "we," "us" and "our" refer to the Insurance Group.

EQUITY MARKET DECLINES AND VOLATILITY MAY ADVERSELY IMPACT OUR PROFITABILITY.

Declines or volatility in equity markets can negatively impact the investment returns we earn in those markets as well as our business and profitability. Examples of the effects of declines or volatility in equity markets include the following:

o Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts could reduce the amount of revenue we derive from fees charged on those account and asset values;

o Sustained equity market declines that result in decreases in the account values of our variable life and annuity contracts that provide guaranteed benefits would increase the size of our potential obligations related to such guaranteed benefits. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging program;

o Increased volatility of equity markets may result in changes to the fair value of our GMIB reinsurance contracts, which could result in increased volatility of our earnings;

o Increased volatility of equity markets may increase surrenders and withdrawals of our variable life and annuity contracts, which could negatively impact our future profitability;

o Equity market declines could negatively impact the value of equity securities we hold for investment, thereby reducing our capital;

o Equity price declines may decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs; and

o Deferred acquisition costs, referred to as DAC, and value of business acquired, referred to as VOBA, are accounting methods for amortizing the sales costs related to the acquisition of new life insurance and annuity business over the period in which that business will generate earnings for us. DAC and VOBA amortization rates are based in part on investment return and related estimates that, in turn, are based on actual market trends and reasonable expectations as to future performance drawn from those trends. Equity market declines could lead to reductions in these estimates that, in turn, could accelerate our DAC and VOBA amortization and reduce our current earnings.

INTEREST RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR MARGINS ON
INTEREST-SENSITIVE ANNUITY AND LIFE INSURANCE CONTRACTS AND INCREASE SURRENDERS AND WITHDRAWALS FROM THOSE CONTRACTS.

Our margin or "spread" on interest-sensitive annuity and life insurance contracts is the difference between the yield we derive from portfolio investments that are intended to support our required payments under these contracts and the interest rates we credit to holders of these contracts. This spread is a significant part of our earnings.

If interest rates fall and remain at significantly lower levels, the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts would cause our spreads on these contracts to deteriorate and possibly become negative which could have a material adverse effect on our profitability. Also, such a fall in interest rates could result in increased reserve requirements for those contracts.

A rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders of our interest-sensitive annuity and life insurance contracts. In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits. Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts. Also, a high level of surrenders associated with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.


                                      1A-1

AN OVERALL ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL POSITION.

An overall economic downturn could negatively affect the value of our portfolio investments reduce new sales of our products and increase surrenders and withdrawals from our existing life insurance and annuity contracts. In particular, an economic downturn could significantly affect the value of our portfolio investments since the majority of our portfolio is invested in bonds and mortgage loans that may suffer credit and value deterioration during such a downturn. Reductions in the value of our portfolio investments and sales of our products coupled with increased surrenders and withdrawals from our existing contracts could adversely affect our revenues and financial position.

OUR RESERVES COULD BE INADEQUATE DUE TO DIFFERENCES BETWEEN OUR ACTUAL EXPERIENCE AND MANAGEMENT'S ESTIMATES AND ASSUMPTIONS.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, claims experience and reinvestment rates. For a description of some of these estimates, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates". Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves resulting in a charge to our earnings.

LOSSES DUE TO DEFAULTS, ERRORS OR OMISSIONS BY THIRD PARTIES COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations. These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

We also depend on third parties in other contexts. For example, in establishing the amount of the liabilities and reserves associated with the risks assumed in connection with reinsurance pools and arrangements, we rely on the accuracy and timely delivery of data and other information from ceding companies. In addition, as investment manager and administrator of several mutual funds, we rely on various affiliated and unaffiliated subadvisors to provide day-to-day portfolio management services for each investment portfolio. We also rely on outside vendors pursuant to various outsourcing arrangements to maintain and operate certain technology platforms and information systems used in our businesses.

Losses associated with defaults or other failures by these third parties upon whom we rely could adversely impact our business and results of operations.

REINSURANCE MAY BE INADEQUATE TO PROTECT US AGAINST LOSSES AND WE MAY INCUR LOSSES FROM OUR REINSURERS' FAILURE TO MEET THEIR OBLIGATIONS.

In the normal course of business, we seek to reduce risk through reinsurance. Under our reinsurance arrangements, other insurers assume a portion of the claims and related expenses on certain business we underwrite; however, we remain liable as the direct insurer on all risks we reinsure. These reinsurance arrangements do not eliminate our obligation to pay related claims and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers, our reinsurers may become financially unsound by the time their financial obligation to us becomes due. The inability of any reinsurer to meet its financial obligations to us could negatively impact our results of operations. See "Business - Reinsurance and Hedging" and Note 12 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

OUR EARNINGS ARE IMPACTED BY DAC AND VOBA CALCULATIONS THAT ARE BASED ON ESTIMATES THAT ARE SUBJECT TO CHANGE.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions underwriting, agency and policy issue expenses) that can be deferred as DAC rather than expensed immediately. They also depend in part on the pattern of DAC and VOBA amortization and the


                                      1A-2
recoverability of DAC and VOBA which are both based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. Revisions to our estimates are reflected in our earnings for the period in which the estimates are revised.

A DOWNGRADE IN OUR FINANCIAL STRENGTH AND CLAIMS-PAYING RATINGS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade in these ratings could adversely affect our business and results of operations by reducing new sales of our products or increasing surrenders and withdrawals from our existing contracts. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. See "Business
- Competition" for a full description of our ratings.

LEGAL AND REGULATORY ACTIONS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESSES.

A number of lawsuits have been filed against life and health insurers and affiliated distribution companies involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. Some of these lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages.

We are involved in such litigation and our results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against us. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

In addition to the litigation described above, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and the NASD could result in adverse publicity, sanctions, fines and other costs. We have provided, and in certain cases, continue to provide, information and documents to the SEC, the NASD, state attorneys general and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters. For further information, see "Business - Regulation" and Note 16 of Notes to Consolidated Financial Statements.

OUR BUSINESSES MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT WE, THIRD-PARTY FIRMS THAT DISTRIBUTE OUR PRODUCTS OR UNAFFILIATED INSURERS FACE INCREASED REGULATION AND/OR HEIGHTENED REGULATORY SCRUTINY.

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. The activities of our insurance companies, in particular, are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. These various insurance regulators can and frequently do impose different requirements and standards which can place insurers at a significant competitive disadvantage compared to other financial services businesses that are primarily regulated on a national basis. Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs. To the extent that the amount of state and Federal regulation continues to increase, our costs of compliance will continue to increase. Such increases in our compliance obligations could materially increase our costs and adversely affect our earnings. In addition, changes in the regulatory environment, including increased activism by state attorneys general, insurance commissioners and other regulators, could have a material adverse impact on our business and results of operations. For additional information, see "Business - Regulation".

Our sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation and thereby cause the types of products issued by our insurance companies to become disfavored in the marketplace.


                                      1A-3

CHANGES IN U.S. TAX LAWS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS AND OUR PROFITABILITY.

Currently, special US tax law provisions apply to life insurance and annuity products. The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings, retirement funding and taxation. Adverse changes could include the introduction of taxation of annual increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the federal estate tax. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. For additional information, see "Business - Regulation - Federal Tax Initiatives".

WE FACE INTENSE COMPETITION FROM OTHER INSURANCE COMPANIES, BANKS AND OTHER FINANCIAL INSTITUTIONS, WHICH MAY ADVERSELY IMPACT OUR MARKET SHARE AND PROFITABILITY.

There is intense competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. This intense competition makes it especially difficult to provide unique insurance products since, once such products are made available to the public, they may be reproduced and offered by our competitors. Also, this intense competition may adversely impact our market share and profitability.

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; crediting rates on our fixed products; visibility and recognition or our brands in the marketplace; our reputation and quality of service; and our investment management program.

AN INABILITY TO RECRUIT AND RETAIN EXPERIENCED AND PRODUCTIVE FINANCIAL PROFESSIONALS AND KEY EMPLOYEES MAY ADVERSELY AFFECT OUR SALES.

Our sales force and key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. We compete principally with respect to compensation policies, products and support provided to financial professionals. Competition is particularly intense in the hiring and retention of experienced financial professionals. Although we believe that we offer financial professionals and employees a strong value proposition, we cannot provide assurances that we will be successful in our efforts to recruit and retain top financial professionals and key employees.

THE ABILITY OF OUR FINANCIAL PROFESSIONALS TO SELL OUR COMPETITORS' PRODUCTS COULD RESULT IN REDUCED SALES OF OUR PRODUCTS AND REVENUES.

Most of our financial professionals are not captive agents or employees and can sell annuity and life insurance products of competing unaffiliated insurance companies. To the extent our financial professionals sell our competitors' products rather than our products, we will experience reduced sales and revenues.

CHANGES IN STATUTORY RESERVE REQUIREMENTS AND ADVERSE MARKET CONDITIONS COULD NEGATIVELY IMPACT OUR SALES.

Changes in statutory reserve requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable. These circumstances could cause us to modify certain features of these products or to cease offering these products.

CHANGES IN ACCOUNTING STANDARDS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND/OR FINANCIAL POSITION.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial


                                      1A-4
position. For information about recent accounting pronouncements, see Note 3 of Notes to Consolidated Financial Statements.

OUR LOSSES PROVIDED FOR DISCONTINUED OPERATIONS MAY DIFFER FROM THE LOSSES ULTIMATELY REALIZED.

The determination of the allowance for future losses from our discontinued operations involves numerous estimates and subjective judgments, including those regarding expected performance of investment assets, asset reinvestment rates, ultimate mortality experience and other factors that affect investment and benefit projections. In particular, significant estimates and judgments are made with respect to the income, sales proceeds and holding periods for equity real estate. To the extent actual results or future projections of discontinued operations differ from management's current best estimates underlying the allowance, the difference would be reflected as earnings or loss from discontinued operations.

OUR DISCLOSURE AND INTERNAL CONTROL SYSTEM CANNOT GUARANTEE THAT OUR PUBLIC DISCLOSURE AND FINANCIAL STATEMENTS DO NOT CONTAIN ERRORS.

There are inherent limitations in the effectiveness of any system of disclosure and internal controls, including the possibilities of faulty judgments in decision-making, simple error or mistake, fraud, the circumvention of controls by individual acts or the collusion of two or more people, or management override of controls. Accordingly, even an effective disclosure and internal control system can provide only reasonable assurance with respect to disclosures and financial statement preparation. Also, the effectiveness of a disclosure and internal control system may vary over time due to changes in conditions.

WE COULD EXPERIENCE SIGNIFICANT DIFFICULTIES WITH RESPECT TO OUR PROPRIETARY TECHNOLOGY AND INFORMATION SYSTEMS AS WELL AS THOSE PROVIDED BY OUTSIDE VENDORS.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements. These systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner. The systems are maintained to provide customer privacy and are tested to ensure the viability of business resumption plans.

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advancing in age and to develop new ones. Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities, could have a material adverse effect on our results of operations and, ultimately, our ability to achieve our strategic goals.

THE COMPANY'S RESULTS OF OPERATION AND FINANCIAL POSITION DEPEND IN SIGNIFICANT PART ON THE PERFORMANCE OF ALLIANCEBERNSTEIN'S BUSINESS.

AllianceBernstein L.P. is a principal subsidiary of AXA Equitable and, consequently, the Company's results of operations and financial position depend in significant part on the performance of Alliance Bernstein's business. For information regarding risk factors associated with AllianceBernstein and its business, see "Item 1A - Risk Factors" included in AllianceBernstein L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which item is incorporated by reference in this section.


                                      1A-5

PART I, ITEM 1B.

                            UNRESOLVED STAFF COMMENTS

                                      None.


                                      1B-1

PART I, ITEM 2

                                   PROPERTIES

INSURANCE

AXA Equitable leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as AXA Equitable headquarters. AXA Equitable also has the following significant office space leases: 244,000 square feet in Secaucus, NJ, under a lease that expires in 2007 for use as an annuity operations and service center; 185,000 square feet in Charlotte, NC, under a lease that expires in 2013 for use as a life insurance operations and service center; and 113,000 square feet in Alpharetta, GA, under a lease that expires in 2006 for its Distribution Organizations' training and support use. AXA Equitable owns an office building of approximately 22,000 square feet in Harrisburg, PA that houses AXA Network personnel. Management believes its facilities are adequate for its present needs in all material respects. For additional information, see Note 17 of Notes to Consolidated Financial Statements.

AXA Equitable subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to AXA Equitable.

INVESTMENT SERVICES

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2019. AllianceBernstein currently occupies approximately 783,321 square feet of space at this location. AllianceBernstein also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2016, approximately 143,409 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2008. AllianceBernstein also occupies approximately 134,261 square feet of space in Secaucus, NJ and approximately 92,067 square feet of space in San Antonio, TX under leases expiring in 2016 and 2009, respectively. AllianceBernstein also leases other property domestically and abroad for its operations.


                                      2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 16 of Notes to Consolidated Financial Statements for the year ended December 31, 2005 (Part II, Item 8 of this report) are incorporated herein by reference.


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

             Omitted pursuant to General Instruction I to Form 10-K.

                                       4-1

PART II, ITEM 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY,
                         RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2005, all of AXA Equitable's common equity was owned by AXA Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is a wholly owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable's common equity. In each of 2005 and 2004, respectively, AXA Equitable paid shareholder dividends of $500.0 million. For information on AXA Equitable's present and future ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this report) and Note 18 of Notes to Consolidated Financial Statements (Part II, Item 8 of this report).


                                       5-1

PART II, ITEM 6.

                             SELECTED FINANCIAL DATA

             Omitted pursuant to General Instruction I to Form 10-K.


                                      6-1

PART II, ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction I(2)(a) of Form 10-K. The management narrative for AXA Equitable Life Insurance Company and its consolidated subsidiaries that follows should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements and information discussed under "Forward-looking Statements" and "Risk Factors" included elsewhere in this Form 10-K.

GENERAL

In July 2004, AXA Financial acquired The MONY Group Inc. ("MONY") and its subsidiaries (the "MONY Companies"). As a result of the MONY integration, the Company recorded several accruals in the second half of 2004, principally related to severance and the write-off of capitalized software. These expenses are discussed in the Insurance segment's results below.

The consolidated and segment earnings narratives that follow discuss the results for 2005 compared to the 2004 results.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings for the Company totaled $1.07 billion for 2005 compared to $929.9 million for 2004 as both the Insurance and Investment Services segments reported higher net earnings. Net earnings from the discontinued Wind-Up Annuities business increased $7.3 million to $15.2 million in 2005. The 2004 total included post-tax gains of $31.1 million, net of $16.7 million in income taxes, recognized on the Insurance segment's sales of real estate held-for-sale reported as discontinued operations. In first quarter 2004, the Company recorded a $2.9 million charge (net of related income taxes of $1.6 million) for the cumulative effect of the January 1, 2004 adoption of SOP 03-1. For further information, see "Accounting Changes" in Note 2 of Notes to Consolidated Financial Statements included elsewhere herein.

Income tax expense totaled $519.5 million in 2005 as compared to the $396.3 million reported in 2004. The $84.2 million and $39.0 million respective tax increases in the Investment Services and Insurance segments in 2005 resulted principally from increased earnings in both business segments.

Earnings from continuing operations before income taxes and minority interest were $2.05 billion for 2005, an increase of $370.8 million from the $1.67 billion reported in 2004. The increase resulted from a $195.4 million increase in the Investment Services segment and a $174.5 million increase in the Insurance segment. The Investment Services segment's results from operations included net gains of $23.7 million recognized on three dispositions by AllianceBernstein in 2005.

Total revenues increased $526.6 million to $8.95 billion in 2005 from $8.42 billion in 2004 primarily due to a $323.5 million increase in the Insurance segment and a $205.0 million increase in the Investment Services segment. The 2005 Insurance segment increase principally resulted from higher policy fee income and higher commissions fees and other income, partially offset by lower investment results in the Insurance segment. The $177.5 million increase in investment advisory and services fees at AllianceBernstein contributed to the increase in the Investment Services segment's revenues.

Total benefits and other deductions were $6.91 billion in 2005, a $155.8 million increase as compared to $6.75 billion in 2004. The increase resulted from higher compensation and benefits in both segments and higher commissions and other operating expenses in the Insurance segment in 2005, partially offset by lower distribution plan payments, amortization of deferred sales commissions and other operating expenses in Investments Services segment.


                                      7-1

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

INSURANCE.

                        INSURANCE - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                         2005              2004
                                                                                   ----------------- ----------------


Universal life and investment-type product policy fee income......................  $   1,889.3       $  1,595.4
Premiums..........................................................................        881.7            879.6
Net investment income.............................................................      2,426.1          2,437.2
Investment gains (losses), net....................................................         13.3             61.1
Commissions, fees and other income................................................        560.8            474.4
                                                                                   ---------------- -----------------
     Total revenues...............................................................      5,771.2          5,447.7
                                                                                   ---------------- -----------------

Policyholders' benefits...........................................................      1,859.8          1,867.1
Interest credited to policyholders' account balances..............................      1,065.5          1,038.1
Compensation and benefits.........................................................        524.2            499.5
Commissions.......................................................................      1,128.7          1,017.3
Amortization of DAC ..............................................................        601.3            472.9
Capitalization of DAC.............................................................     (1,199.3)        (1,015.9)
Rent expense .....................................................................         51.3             71.0
Interest expense .................................................................         52.8             54.5
All other operating costs and expenses............................................        566.1            496.9
                                                                                   ---------------- -----------------
     Total benefits and other deductions..........................................      4,650.4          4,501.4
                                                                                   ---------------- -----------------
Earnings from Continuing Operations before Income Taxes...........................  $   1,120.8      $     946.3
                                                                                   ================ =================

In 2005, pre-tax earnings from continuing operations in the Insurance segment increased $174.5 million to $1.12 billion as compared to $946.3 million in 2004, principally due to higher policy fee income and higher commissions, fees and other income partially offset by increases in commissions and all other operating costs and expenses.

Revenues. Segment revenues increased $323.5 million over the prior year as a result of a $293.9 million increase in policy fee income and $86.4 million higher commissions, fees and other income partially offset by lower investment results.

Policy fee income totaled $1.89 billion in 2005 as compared to $1.60 billion in the prior year. The $293.9 million increase was primarily due to fees earned on higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income decreased $11.1 million to $2.43 billion in 2005 primarily to as $4.9 million lower losses on derivative instruments (principally those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts) were more than offset by lower yields on higher fixed maturity and mortgage portfolio balances due to lower reinvestment rates.

Investment gains, net were $13.3 million in 2005, as compared to $61.1 million in 2004, principally due to lower gains on sales of other equity investments. Lower gains on sales of fixed maturities, $42.3 million in 2005 as compared to $65.3 million in 2004, were partially offset by lower writedowns on fixed maturities, $31.2 million in 2005 compared to $36.4 million in 2004.

Commissions, fees and other income increased $86.4 million to $560.8 million in 2005 as compared to $474.4 million in 2004 principally due to higher gross management fees received from EOAT and VIP Trust due to a higher asset base partially offset by a smaller increase in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB contracts are considered derivatives and are reported at fair value. The 2005 increase in fair value was $42.7 million as compared to the $61.0 million increase in 2004.


                                      7-2

Benefits and Other Deductions. Total benefits and other deductions in 2005 increased $149.0 million from 2004 primarily due to higher commissions and all other operating costs and expenses partially offset by the increase in DAC capitalization more than offsetting the increase in DAC amortization.

The $7.3 million decrease in policyholders' benefits to $1.86 billion in 2005 was due to the $16.8 million settlement of outstanding issues with one life reinsurer in third quarter 2005 resulting in the release of $46.8 million of reserves and lower individual death claims, partially offset by higher GMDB/GMIB benefits and reserves due to the growth in business and higher benefits and reserves in the reinsurance assumed and individual health product lines.

Interest credited to policyholders' account balances increased $27.4 million in 2005 the impact of lower crediting rates for the Insurance Group was more than offset by higher policyholder account balances.

Compensation and benefits for the Insurance segment increased $24.7 million to $524.2 million in 2005 as compared to $499.5 million in 2004 principally due to higher benefits and taxes resulting from an adjustment of the survivor income benefits liability of $28.5 million related to prior periods, an increase of $31.2 million in the Stock Appreciation Rights liability in 2005 as compared to the $14.3 million increase in 2004 offset by a decrease in employee compensation. Employee compensation and benefits in 2004 included a $45.6 million charge for severance costs and benefits related to staff reductions resulting from the MONY integration in 2004.

Commissions increased $111.4 million in 2005 from $1.02 billion in 2004 due to higher sales of life and annuity products and higher asset based commissions.

Deferred policy acquisition costs ("DAC") amortization increased to $601.3 million in 2005, up $128.4 million from $472.9 million in 2004. This increase in DAC amortization was primarily attributed to higher current margins in products that are DAC reactive and lower favorable DAC unlocking in 2005 compared to 2004. In 2005, DAC unlocking related to higher estimated future margins due to revised expectations regarding lapses on certain variable annuity contracts based upon the completion of a comprehensive lapse study. In 2004, DAC unlocking resulted from the recognition of higher estimated future margins driven by higher fees related to variable insurance and annuity contracts. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2005 than in 2004.

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

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience. Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC on these products relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.88% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (12.88% net of product weighted average Separate Account fees) and 0% (-2.12% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC


                                      7-3
amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2005, current projections of future average gross market returns for purposes of this approach assume a 3.5% return for 2006 that is within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after 5 quarters.

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

DAC capitalization increased $183.4 million from $1.02 billion in 2004 to $1.20 billion in 2005 principally due to higher sales of interest sensitive life products partially offset by lower variable annuity sales primarily in the wholesale distribution channel.

All other operating costs and expenses in the Insurance segment increased $69.2 million to $566.1 million in 2005 as compared to $496.9 million in the prior year. The 2005 increase was primarily due to increases in EQAT and VIP Trust subadvisory fees due to higher asset levels, higher premium taxes due to higher life premiums, higher medical fees related to new business and increases in consulting and travel expenditures. These increases were partially offset by the absence of the $33.0 million write-off of capitalized software in 2004 related to the MONY integration.

Premiums and Deposits. First year premiums and deposits for life insurance and annuity products in 2005 increased from prior year levels by $485.8 million to $9.57 billion while total premiums and deposits increased $504.1 million to $14.03 billion. Total annuity premiums and deposits in 2005 increased by $565.5 million to $11.52 billion from $10.95 billion in 2004. The 2005 increase resulted from $179.7 million higher first year sales of individual annuities in the wholesale channel and $269.5 million higher sales in the retail channel. First year life premiums and deposits increased $34.3 million as $52.9 million higher sales of interest sensitive life products in the retail channel were offset by a $24.5 decrease in the wholesale channel.

Surrenders and Withdrawals. Total policy and contract surrenders and withdrawals increased $766.9 million to $6.78 billion during 2005 compared to $6.01 billion in 2004 with as a $1.07 billion increase for individual annuities was offset by decreases of $287.4 million and $12.2 million being reported for variable and interest-sensitive life and traditional life products, respectively. The annuity surrender rates increased from 8.0% in 2004 to 8.4% in 2005. The individual life surrender rate decreased to 3.9% in 2005 from 5.2% in the prior year. AXA Equitable's 2004 individual life surrender rate included the impact of the surrender of a single large company-owned life insurance ("COLI") policy in first quarter 2004 and a large partial withdrawal from a COLI policy in third quarter 2004. When these 2 cases are excluded, the individual life surrender rate for 2004 would have been 4.2%. The trends in surrenders and withdrawals continue to fall within the range of expected experience.


                                      7-4

INVESTMENT SERVICES.

The table that follows presents the operating results of the Investment Services segment, consisting principally of AllianceBernstein's operations.

                   INVESTMENT SERVICES - RESULTS OF OPERATIONS

                                  (IN MILLIONS)

                                                                                 2005             2004
                                                                            ---------------  ----------------
Revenues:

  Investment advisory and services fees (1).............................    $    2,290.9     $    2,113.4
  Distribution revenues.................................................           397.8            447.3
  Institutional research services.......................................           321.3            303.6
  Shareholder servicing fees............................................            99.4            116.0
  Other revenues, net (1)...............................................           155.6             79.7
                                                                            ---------------  ----------------
      Total revenues....................................................         3,265.0          3,060.0
                                                                            ---------------  ----------------

Expenses:
  AllianceBernstein employee compensation and benefits..................         1,263.5          1,085.1
  Promotion and servicing:
     Distribution plan payments.........................................           292.0            374.2
     Amortization of deferred sales commissions.........................           132.0            177.4
     Other promotion and servicing expenses.............................           198.0            202.3
  AllianceBernstein interest expense....................................            25.1             24.2
  Amortization of AllianceBernstein intangible assets, net..............            20.7             20.7
  Other operating expenses..............................................           409.5            447.3
                                                                            ---------------  ----------------
      Total expenses....................................................         2,340.8          2,331.2
                                                                            ---------------  ----------------

Earnings from Continuing Operations before
   Income Taxes and Minority Interest...................................    $      924.2     $      728.8
                                                                            ===============  ================

(1) Includes fees earned by AllianceBernstein totaling $31.6 million and $36.6 million in 2005 and 2004, respectively, for services provided to the Insurance Group.

In 2005, AllianceBernstein completed three dispositions. In June 2005, Federated Investors, Inc. acquired AllianceBernstein's cash management services. As a result of this transaction, $19.3 billion in assets under management ("AUM") from 22 of the third party distribution money market funds were transitioned into Federated money market funds. Gross proceeds of $25.0 million were offset by a gain contingency of $7.5 million and approximately $6.1 million of transaction expenses resulting in a net gain of $11.4 million, reported in Other revenues, net in this segment's results of operations. The gain contingency is a "clawback" provision that requires AllianceBernstein to pay Federated up to $7.5 million if average daily transferred assets for the six month period ending June 29, 2006 falls below a certain percentage of initial assets transferred at closing.

In third quarter 2005, a 75% owned Indian subsidiary who's principal activity was acting as an investment advisor to AllianceBernstein sponsored mutual funds, transferred its rights to manage the mutual funds to Birla Sun Life. The gross gain of $11.7 million, reported in Other revenues, net, was offset by severance, incentive compensation, fixed asset writedowns, minority interest and income tax expenses totaling approximately $6.4 million.

On December 31, 2005, Investec Asset Management (Proprietary) Ltd. acquired AllianceBernstein's interest in its South African domestic fund management subsidiary. The $8.9 million proceeds consisted of a $7.4 million initial cash payment received in January 2006 and an additional $1.5 million to be received upon completion of an audit of the subsidiary's net assets at closing. In addition, a performance fee price adjustment will be made based on the impact of the positive or negative performance on selected institutional accounts being shared pro rata between AllianceBernstein and Investec. In fourth quarter 2005, a $7.0 million net gain after deducting transaction expenses was reported in Other revenues, net for the Investment Services segment.

Revenues. Revenues totaled $3.27 billion in 2005, an increase of $205.0 million from 2004, as a $177.5 million increase in investment advisory and services fees, $17.7 million higher institutional research services revenues and a $66.2 million increase in Other revenues, net were partially offset by $49.5 million lower distribution revenues and $16.6 million lower shareholder servicing fees. Investment advisory and services fees include base fees calculated



                                      7-5
as a percentage of AUM, brokerage transaction charges and performance fees. The increase in investment advisory and services fees primarily resulted from higher average AUM in the institutional investment and private client distribution channels, partially offset by the disposition of its cash management services in the retail channel. These increases were partially offset by $85.0 million lower transaction charges in 2005 as management implemented a restructuring in the first half of 2005 that eliminated transaction charges for most private clients while raising base fees. The increase in performance fees from $92.6 million in 2004 to $131.9 million in 2005 was principally due to strong investment performance in hedge funds, equity value and style blend investment services in 2005. The increase in Other revenues, net in 2005 was principally due to gains from the three 2005 dispositions as well as a $23.8 million increase in brokerage interest and dividends and interest on AllianceBernstein's deferred compensation investments. The increase in institutional research services revenues was due to higher market share, higher average daily volumes in both the U.S. and U.K. stock markets and pricing increases in the U.K. partially offset by pricing declines in the U.S. The decrease in distribution revenues was principally due to the disposition of AllianceBernstein's cash management services in second quarter 2005.

Other Operating Expenses. The segment's total expenses were $2.34 billion in 2005, compared to $2.33 billion in 2004, an increase of $9.6 million as a $131.9 million decrease in promotion and servicing expenses was more than offset by the $178.4 million increase in AllianceBernstein employee compensation and benefits. The increase in AllianceBernstein employee compensation and benefits in 2005 as compared to 2004 was due to increases in all components of compensation and benefits. Base compensation, fringe benefits and other employment costs increased $44.7 million in 2005 primarily due to merit increases and additional headcount. Incentive compensation in 2005 increased $90.8 million due to higher short-term incentive compensation reflecting higher earnings and higher deferred compensation amortization due to vesting. Commission expense increased $42.9 million reflecting higher revenues across all distribution channels. The decrease in promotion and servicing expense was primarily due to lower distribution plan payments of $82.2 million largely due to the disposition of its cash management services in second quarter 2005 and $45.4 million lower amortization of deferred sales commissions resulting from lower sales of back-end load shares. Other operating expenses decreased $37.8 million primarily due to $14.6 million lower legal costs, a $12.9 million lower loss on disposal of fixed assets and the absence of minority interests on a FIN 46 (R) VIE deconsolidated in 2004.

ASSETS UNDER MANAGEMENT

A breakdown of the Company and AXA Financial's AUM follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                         DECEMBER 31,
                                                                             --------------------------------------
                                                                                   2005                2004
                                                                             ------------------  ------------------


Third party (1)..........................................................     $    513,499        $   473,791
AXA Equitable General Account, AXA Financial
  and its other affiliates (2)...........................................           55,389             56,505
Insurance Group Separate Accounts........................................           74,552             65,890
                                                                             ------------------  ------------------
    Total Assets Under Management........................................     $    643,440        $   596,186
                                                                             ==================  ==================


(1) Includes $24.08 billion and $22.62 billion of assets managed on behalf of AXA affiliates at December 31, 2005 and 2004, respectively. Also included in 2005 and 2004 are $13.30 billion and $12.48 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2) Includes invested assets of the Company, AXA Financial and its other affiliates (including the MONY Companies) not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $9.39 billion and $12.37 billion at December 31, 2005 and 2004, respectively, as well as mortgages and equity real estate totaling $5.71 billion and $5.96 billion at December 31, 2005 and 2004, respectively.

Third party AUM increased $39.71 billion to $513.50 billion in 2005 due to increases at AllianceBernstein, with the MONY Companies contributing $4.79 billion and $6.83 billion at December 31, 2005 and 2004, respectively. AXA Equitable General Account, AXA Financial and its other affiliates AUM decreased $1.12 billion from the total reported in 2004 due to a $1.22 billion decrease in the AXA Equitable General Account due to the effect of the



                                      7-6
rising interest rate environment in 2005 on the fair value of the bond portfolio. The $8.66 billion increase in Insurance Group Separate Accounts AUM in 2005 resulted from market appreciation and net new deposits in addition to the MONY Companies' contributions of $4.44 billion and $4.22 billion in 2005 and 2004, respectively.

AllianceBernstein's AUM increased $39.79 billion to $578.55 billion in 2005 from $538.76 billion in 2004; with $42.7 billion of the increase resulting from market appreciation due to equity market gains and $27.5 billion due to net asset inflows offset by the $30.4 billion in dispositions resulting from the three divestitures during 2005. Active equity growth and active equity value account AUM, which comprise 66.4% of AllianceBernstein's total AUM at December 31, 2005, increased by 21.7%, while active fixed income account AUM decreased by 15.1%. Net inflows in 2005 were $19.7 million, $6.7 million and $1.1 million, respectively, in the institutional investment management, private client and retail channels. Non-U.S. clients accounted for 30.8% of AllianceBernstein's December 31, 2005 AUM total.

DISCONTINUED OPERATIONS - WIND-UP ANNUITIES

Earnings from Wind-up Annuities of $15.2 million in 2005 as compared to $7.9 million in 2004 reflect releases of the allowance for future losses due primarily to improved actual and projected investment results.

LIQUIDITY AND CAPITAL RESOURCES

AXA EQUITABLE

The principal sources of AXA Equitable's cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and proceeds from sales of fixed maturities, sales of other General Account Investment Assets, borrowings from affiliates and dividends and distributions from subsidiaries.

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

Sources of Liquidity. AXA Equitable's primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.

In December 2005, AXA Equitable issued a $325.0 million Surplus Note to AXA Financial. This borrowing has an interest rate of 6% and matures in 2035. The proceeds from this note were used to repay the $400.0 million 6.95% Surplus Note to maturity.

Other liquidity sources include dividends and distributions from AllianceBernstein. In 2005, AXA Equitable received cash distributions from AllianceBernstein and AllianceBernstein Holding of $369.6 million as compared to $174.2 million in 2004. Cash distributions in 2004 were lower as a result of the market timing settlements at AllianceBernstein.

Liquidity Requirements. The Company's liquidity needs are affected by fluctuations in mortality, other benefit payments and policyholder directed transfers from General Account to Separate Account investment options and in the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Insurance," as well as by dividends to its shareholder. In 2005 and 2004, respectively, AXA Equitable paid shareholder dividends totaling $500.0 million and $500.0 million.

Management from time to time explores selective acquisition opportunities in insurance and investment services businesses.

Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Bernstein Put. In connection with AllianceBernstein's acquisition of Bernstein, AXA Financial agreed to provide liquidity to the former Bernstein shareholders after a two-year lockout period that ended October 2002. In fourth quarter 2002, a subsidiary of AXA Equitable, as designee of AXA Financial, acquired 8.16 million of these


                                      7-7

AllianceBernstein Units at the aggregate market price of $249.7 million; there were no additional acquisitions in 2003. On March 5, 2004, a subsidiary of AXA Equitable acquired 8.16 million AllianceBernstein Units for an aggregate market price of $308.7 million. On December 21, 2004, AXA Financial and a subsidiary of AXA Equitable acquired 5.61 million and 2.55 million additional AllianceBernstein units for aggregate market price of $225.0 million and $102.0 million, respectively. At December 31, 2005, the Company's consolidated economic interest in AllianceBernstein was 46.3% while AXA Financial Group's total consolidated economic interest in AllianceBernstein was approximately 61.1%. The remaining 16.3 million AllianceBernstein Units still held by the former Bernstein shareholders at December 31, 2005 may be sold to AXA Financial or its designee at the prevailing market price over the remaining four years ending in 2009. Generally, not more than 20% of the original Units issued to the former Bernstein shareholders may be put to AXA Financial in any one annual period.

ALLIANCEBERNSTEIN

AllianceBernstein's principal sources of liquidity have been cash flows from operations and proceeds from the issuance, both publicly and privately, of debt and AllianceBernstein Units. AllianceBernstein requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes. On January 4, 2006 and 2005, respectively, AllianceBernstein deposited an additional $49.1 million and $340.8 million in U.S. Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements. AllianceBernstein's $400 million 5.625% Senior Notes mature in August 2006 and are redeemable at any time. AllianceBernstein intends to use cash flow from operations to retire its Senior Notes at maturity.

In 2005, AllianceBernstein completed several transactions involving its domestic and foreign business operations. These dispositions, described in "Results of Continuing Operations by Segment - Investments Services" included elsewhere in this management narrative, are not expected to have a material impact on the Investment Services segment's future results of operations, cash flow or liquidity.

AllianceBernstein has an $800.0 million five-year revolving credit facility entered into in September 2002 with a group of commercial banks and other lenders. Of the total, $425.0 million provides back-up liquidity for AllianceBernstein's $425.0 million commercial paper program, with the balance available for general purposes, including capital expenditures and funding payment of deferred sales commissions to financial intermediaries. The facility's interest rate, at AllianceBernstein's option, is a floating rate generally based on a defined prime rate, a rate related to LIBOR or the Federal funds rate. On February 17, 2006, AllianceBernstein replaced the existing arrangement with a new $800.0 million five-year revolving credit facility with substantially the same terms. To supplement its commercial paper program, AllianceBernstein maintains a $100 million Extendible Commercial Notes ("ECN") program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. No amounts were outstanding at December 31, 2005 under any of these programs.

Certain of AllianceBernstein's deferred and other compensation plans provide for the election by participants to notionally invest in AllianceBernstein Holding units or AllianceBernstein sponsored mutual funds. From time to time, AllianceBernstein will fund participant elections. In 2005 and 2004, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding units totaling $33.3 million and $45.1 million for such plans.

Management believes AllianceBernstein's substantial equity base, its access to public and private debt and its cash flows from operations will provide the financial resources to meet its financial obligations. For further information, see AllianceBernstein's Annual Report on Form 10-K for the year ended December 31, 2005.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. At December 31, 2005, AXA Equitable had outstanding a $400.0 million, 5.89% loan to AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. AllianceBernstein provides investment management and related services to AXA, AXA Financial and AXA Equitable and certain of their subsidiaries and affiliates. In 2001, AllianceBernstein entered into joint ventures with an Australian affiliate of AXA and recognized management fees of $20.6 million, $19.8 million and $15.0 million in 2005, 2004 and 2003, respectively. AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements that include technology and professional development arrangements. Payments by AXA Equitable and AllianceBernstein to AXA totaled approximately $32.8 million and $30.2 million in 2005 and 2004, respectively. See Notes 19 and 22 of Notes to the Consolidated Financial Statements and AllianceBernstein's Report on Form 10-K for the year ended December 31, 2005 for information on related party transactions.

                                      7-8

A schedule of future payments under certain of the Company's consolidated contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2005
                                  (IN MILLIONS)

                                                                        PAYMENTS DUE BY PERIOD
                                                    ----------------------------------------------------------------
                                                         LESS THAN                                      OVER
                                        TOTAL             1 YEAR      1 - 3 YEARS   4 - 5 YEARS        5 YEARS
                                    --------------- ---------------- ------------- --------------- -----------------

Contractual obligations:
   Long-term debt.................. $     607.6     $     400.0       $      7.6   $        -     $       200.0
   Employee benefits...............     1,733.2           158.2            338.5         346.7            889.8
   Operating leases................     1,363.3           160.6            298.4         257.3            647.0
                                    --------------  ---------------   ------------ -------------- ------------------

     Total Contractual

       Obligations................. $   3,704.1     $     718.8       $    644.5   $     604.0    $     1,736.8
                                    =============== ===============   ============ ============== ==================


Interest on long-term debt will be approximately $31.4 million in 2006 and $15.4 million per annum in years 2007 through 2010, while interest on loans from affiliates will be approximately $19.5 million per annum in years 2006 through 2010. The Company also has contractual obligations to the policy and contractholders of its various life insurance and annuity products and/or their designated beneficiaries. These obligations include paying death claims and making annuity payments. The timing of such payments depends upon such factors as the mortality and persistency of its customer base.

Certain of AllianceBernstein's deferred compensation plans provide for the election by participants to have their deferred compensation awards invested notionally in AllianceBernstein Holding Units and in company-sponsored mutual funds. Since January 1, 2006, AllianceBernstein made purchases of mutual funds totaling $208 million to fund its future obligations resulting from participant elections with respect to 2005 awards. During fourth quarter 2005, AllianceBernstein purchased AllianceBernstein Holding units with an aggregate value of approximately $16.3 million. These units were held in a deferred compensation trust at December 31, 2005 to fund its future obligations to participants who elected to notionally invest a portion of their 2005 awards in such units. AllianceBernstein had a $173.9 million accrual for compensation and benefits, of which $115.1 million is expected to be paid in 2007-2008, $29.0 million in 2009-2010 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $22.0 million in each of the next four years. AllianceBernstein currently expects to contribute $3.0 million to its qualified, noncontributory, defined benefit plan during 2006.

In addition, the Company has obligations under contingent commitments at December 31, 2005, including: AllianceBernstein's revolving credit facility and commercial paper program; AllianceBernstein's $100.0 million ECN program; the Insurance Group's $60.5 million undrawn letters of credit; AllianceBernstein's $125.0 million guarantee on behalf of SCB LLC; and the Company's guarantees or commitments to provide equity financing to certain limited partnerships of $465.2 million. Information on these contingent commitments can be found in Notes 10, 15, 21 and 22 of Notes to Consolidated Financial Statements.

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

Recognition of Investment Services Revenues and Related Expenses - The Investment Services segment's revenues are largely dependent on the total value and composition of assets under management. The most significant factors that could affect this segment's results include, but are not limited to, the performance of the financial markets and the investment performance and composition of sponsored investment products and separately managed accounts.

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

Stock-based Compensation - Prior to the adoption of SFAS No. 123(R), "Share-based Payments," on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date. Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, is recorded based upon changes in the fair value of the AXA ADRs or AXA shares. In connection with the adoption of SFAS No. 123(R) at January 1, 2006, the Company will begin recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period. Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

Consolidation - The Company includes in its consolidated financial statements the accounts and activities of AXA Equitable, those of its subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation. All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation.


                                      7-11

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

INSURANCE GROUP

Insurance Group results significantly depend on profit margins between investment results from assets held in the General Account associated with the continuing operations ("General Account Investment Assets") and Wind-up Annuities of the Insurance Group and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the "Investments" section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 86.4% of the carrying value of General Account Investment Assets at December 31, 2005. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2005 and 2004 would have on the fair value of fixed maturities and mortgage loans:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                    DECEMBER 31, 2005                       December 31, 2004
                                            -------------------------------------- ------------------------------------
                                                                 BALANCE AFTER                        Balance After
                                                    FAIR           +100 BASE             Fair           +100 Basis
                                                   VALUE         POINT CHANGE            Value         Point Change
                                            ----------------- -------------------- ---------------- -------------------
    Continuing Operations:
      Fixed maturities:
        Fixed rate.......................   $     30,180.7     $     28,560.4      $   30,778.2     $     29,152.5
        Floating rate....................            254.1              253.3             305.3              303.1
      Mortgage loans.....................          3,329.0            3,191.5           3,321.4            3,186.1

    Wind-up Annuities:
      Fixed maturities:
        Fixed rate.......................   $        823.5     $        787.0      $      702.1     $        673.9
      Mortgage loans.....................              7.1                6.9              23.0               22.6


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


                                      7A-1

The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2005 and 2004:

                           EQUITY PRICE RISK EXPOSURE
                                  (IN MILLIONS)

                                                     DECEMBER 31, 2005                       December 31, 2004
                                            --------------------------------------- ------------------------------------
                                                                 BALANCE AFTER                        Balance After
                                                 FAIR             -10% EQUITY           Fair           -10% Equity
                                                VALUE             PRICE CHANGE          Value          Price Change
                                            ----------------- --------------------- -------------- ---------------------

     Insurance Group:
       Continuing operations..............  $        159.2    $        143.3        $      229.7   $        206.7
       Wind-up Annuities..................              .1                .1                  .3               .2

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

At years end 2005 and 2004, the aggregate carrying values of policyholders liabilities were $42,009.0 million and $41,791.9 million, respectively, including $17,985.2 million and $17,730.2 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2005 and 2004 were $18,244.5 million and $18,137.5 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $18,683.3 million and $18,760.2 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to AXA Equitable from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2005 levels.

The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group's exposure to equity market decline and interest rate fluctuations. As more fully described in Notes 2 and 14 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt. In addition, the Company periodically enters into forward and futures contracts to hedge certain equity exposures, including the program to hedge certain risks associated with the GMDB/GMIB features of certain annuity products. To minimize credit risk exposure associated with its derivative transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

While notional amount is the most commonly used measure of volume in the derivatives market, it is not used by the Insurance Group as a measure of risk because the notional amount greatly exceeds the possible credit and market loss that could arise from such transactions. Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for the Insurance Group because the counterparty would owe money to the Insurance Group if the contract were closed. Alternatively, a negative value indicates the Insurance Group would owe money to the counterparty if the contract were closed. If



                                      7A-2
there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management's view, the net potential exposure is the better measure of credit risk.

At years end 2005 and 2004, the fair values of the Insurance Group's derivatives were $12.3 million and $5.8 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

               INSURANCE GROUP - DERIVATIVE FINANCIAL INSTRUMENTS
                 (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)

                                                                           INTEREST RATE SENSITIVITY
                                                            --------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE       BALANCE AFTER                         BALANCE AFTER
                              NOTIONAL          TERM           -100 BASIS            FAIR            +100 BASIS
                               AMOUNT          (YEARS)        POINT CHANGE           VALUE          POINT CHANGE
                           ---------------  --------------  ---------------- ------------------- -------------------

DECEMBER 31, 2005
   Options:
     Floors..............   $  24,000.0           2.55       $        43.9    $       12.3        $         7.0
   Futures...............         286.6           0.22                17.0             0.0                (17.0)
                           ---------------                  ---------------- ------------------- -------------------
Total....................   $  24,286.6                      $        60.9    $       12.3        $       (10.0)
                           ===============                  ================ =================== ===================
December 31, 2004
   Options:
     Floors..............   $  12,000.0           2.60       $        38.0    $        5.8        $         1.8
   Futures...............         156.7            .22                 9.5              -                  (9.5)
                           ---------------                  ---------------- ------------------- -------------------
Total....................   $  12,156.7                      $        47.5    $        5.8        $        (7.7)
                           ===============                  ================ =================== ===================


                                                                                       EQUITY SENSITIVITY
                                                                              --------------------------------------
                                                                                                     BALANCE AFTER
                                                                                      FAIR            -10% EQUITY
                                                                                     VALUE            PRICE SHIFT
                                                                             ------------------- -------------------
DECEMBER 31, 2005
   Futures...............   $  (1,921.3)           .21                        $         -         $       192.1
                           ===============                                   =================== ===================

December 31, 2004
   Futures...............   $    (956.6)           .22                        $         -         $        95.7
                           ===============                                   =================== ===================

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under SFAS No. 133 and were reported at their fair values of $132.6 million and $90.0 million at December 31, 2005 and 2004, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2005 and 2004, respectively, would increase the balances of these reinsurance contracts to $211.8 million and $153.8 million.


                                      7A-3

At the end of 2005 and of 2004, the aggregate fair values of long-term debt issued by AXA Equitable were $232.6 million and $243.7 million, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2005 and of 2004.

                                            INTEREST RATE RISK EXPOSURE
                                                   (IN MILLIONS)

                                                 DECEMBER 31, 2005                     December 31, 2004
                                       -------------------------------------- -------------------------------------
                                                            BALANCE AFTER                          Balance After
                                              FAIR           -100 BASIS             Fair            -100 Basis
                                             VALUE          POINT CHANGE            Value          Point Change
                                       ----------------- -------------------- ------------------ ------------------

Continuing Operations:
  Fixed rate........................    $     232.6       $      250.0         $     243.7        $      263.5

INVESTMENT SERVICES

AllianceBernstein's investments consist of investments, trading and available-for-sale, and other investments. AllianceBernstein's investments, trading and available-for-sale, include U.S. Treasury bills and equity and fixed income mutual fund investments. Trading investments are purchased for short-term investments, principally to fund liabilities related to deferred compensation plans. Although investments, available-for-sale, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein.

The table below provides AllianceBernstein's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2005 and 2004:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                               DECEMBER 31, 2005                    December 31, 2004
                                       -----------------------------------  --------------------------------
                                                        BALANCE AFTER                       Balance After
                                         FAIR         +100 BASIS POINT         Fair        +100 Basis Point
                                         VALUE             CHANGE             Value             Change
                                       -----------   ---------------------  -----------   --------------------
Fixed Income Investments:
  Trading............................        $30.5                   $29.1        $30.0                  $28.6
  Available for sale and other
    investments......................          2.5                     2.4          2.1                    2.0


Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent AllianceBernstein management's view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed income mutual funds and fixed income hedge funds, they are based on AllianceBernstein's exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to AllianceBernstein management's assessment of changing market conditions and available investment opportunities.


                                      7A-4

The following table presents AllianceBernstein's potential exposure with respect to its equity investments, including equity mutual funds and equity hedge funds, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2005 and 2004:

                           EQUITY PRICE RISK EXPOSURE
                                  (IN MILLIONS)

                                                  DECEMBER 31, 2005                December 31, 2004
                                           ------------------------------   ------------------------------
                                                        BALANCE AFTER                     Balance After
                                             FAIR     -10% EQUITY PRICE       Fair     -10% Equity Price
                                             VALUE          CHANGE            Value          Change
                                           --------  --------------------   --------  --------------------
Equity Investments:
  Trading............................       $282.7          $254.4           $126.9         $114.3
  Available-for-sale and other
    investments......................        115.7           104.1             94.5           85.0


A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent AllianceBernstein management's view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of equity mutual funds and equity hedge funds, they are based on AllianceBernstein's exposure at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to AllianceBernstein management's assessment of changing market conditions and available investment opportunities.

At December 31, 2005 and 2004, respectively, AllianceBernstein's fixed rate debt had an aggregate fair value of $409.7 and $422.2 million. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing at year-end 2005 and 2004:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                              DECEMBER 31, 2005                      December 31, 2004
                                 ------------------------------------------- -----------------------------------
                                                                                                       Balance
                                                                                                       After
                                                  BALANCE       BALANCE                  Balance        -10%
                                                AFTER -100     AFTER -10%               After -100    Exchange
                                                BASIS POINT     EXCHANGE                Basis Point     Rate
                                  FAIR VALUE      CHANGE       RATE CHANGE   Fair Value   Change       Change
                                 -----------   ------------   ------------- ----------- -----------  -----------
Debt:  non-trading............      $409.7        $427.9          $410.4        $422.1       $439.5    $423.0

For further information on AllianceBernstein's market risk, see
AllianceBernstein Holding and AllianceBernstein's Annual Reports on Form 10-K for the year ended December 31, 2005.


                                      7A-5

PART II, ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      AXA EQUITABLE LIFE INSURANCE COMPANY


Reports of Independent Registered Public Accounting Firms:
   Report of PricewaterhouseCoopers LLP on AXA Equitable Life Insurance Company...........................  F-1
   Report of KPMG LLP on AllianceBernstein L.P............................................................  F-2
   Report of KPMG LLP on AllianceBernstein Holding L.P....................................................  F-3

Consolidated Financial Statements:

  Consolidated Balance Sheets, December 31, 2005 and 2004.................................................  F-4
  Consolidated Statements of Earnings, Years Ended December 31, 2005, 2004 and 2003.......................  F-5
  Consolidated Statements of Shareholder's Equity and Comprehensive Income, Years Ended
    December 31, 2005, 2004 and 2003......................................................................  F-6
  Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003.....................  F-7
  Notes to Consolidated Financial Statements..............................................................  F-9

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules..................  F-57

Consolidated Financial Statement Schedules:

   Schedule I - Summary of Investments - Other than Investments in Related Parties,
    December 31, 2005.....................................................................................  F-58
   Schedule II - Balance Sheets (Parent Company), December 31, 2005 and 2004..............................  F-59
   Schedule II - Statements of Earnings (Parent Company), Years Ended
    December 31, 2005, 2004 and 2003......................................................................  F-60
   Schedule II - Statements of Cash Flows (Parent Company), Years Ended
    December 31, 2005, 2004 and 2003......................................................................  F-61
   Schedule III - Supplementary Insurance Information, Years Ended
    December 31, 2005, 2004 and 2003......................................................................  F-62
   Schedule IV - Reinsurance, Years Ended December 31, 2005, 2004 and 2003................................  F-65

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of AXA Equitable Life Insurance Company:

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries ("AXA Equitable") at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the AXA Equitable's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AllianceBernstein L.P. and AllianceBernstein Holding L.P., subsidiaries of AXA Equitable, as of and for the year ended December 31, 2005, whose statements reflect total assets of seven percent of the related consolidated total as of December 31, 2005 and total revenues of thirty-six percent of the related consolidated total for the year ended December 31, 2005. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AllianceBernstein L.P. and AllianceBernstein Holding L.P., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, in 2004, AXA Equitable changed its method of accounting for variable interest entities and certain nontraditional long-duration contracts and for Separate Accounts.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 17, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein L.P.:

We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and subsidiaries ("AllianceBernstein"), formerly Alliance Capital Management L.P., as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AllianceBernstein's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York

February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein Holding L.P.:

We have audited the accompanying statements of financial condition of AllianceBernstein Holding L.P. ("AllianceBernstein Holding"), formerly Alliance Capital Management Holding L.P., as of December 31, 2005 and 2004, and the related statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein Holding as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AllianceBernstein Holding's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York

February 24, 2006

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                                   2005                 2004
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value................  $    30,034.8        $    30,722.3
Mortgage loans on real estate...............................................        3,233.9              3,131.9
Equity real estate, held for the production of income.......................          658.2                643.2
Policy loans................................................................        3,824.2              3,831.4
Other equity investments....................................................        1,122.1              1,010.5
Other invested assets.......................................................        1,290.9              1,053.3
                                                                              -----------------    -----------------
Total investments...........................................................       40,164.1             40,392.6
Cash and cash equivalents...................................................        1,112.1              1,739.6
Cash and securities segregated, at estimated fair value.....................        1,720.8              1,489.0
Broker-dealer related receivables...........................................        2,929.1              2,187.7
Deferred policy acquisition costs...........................................        7,557.3              6,813.9
Goodwill and other intangible assets, net...................................        3,758.8              3,761.4
Amounts due from reinsurers.................................................        2,604.4              2,549.6
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        3,723.5              3,600.9
Separate Accounts' assets...................................................       69,997.0             61,559.4
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   133,967.1        $   124,494.1
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    27,194.0        $    26,875.1
Future policy benefits and other policyholders liabilities..................       13,997.8             14,099.6
Broker-dealer related payables..............................................        1,226.9                945.9
Customers related payables..................................................        2,924.3              2,658.7
Amounts due to reinsurers...................................................        1,028.3                994.0
Short-term and long-term debt...............................................          855.4              1,255.5
Loans from affiliates.......................................................          325.0                   -
Income taxes payable........................................................        2,821.9              2,714.8
Other liabilities...........................................................        1,786.6              1,859.6
Separate Accounts' liabilities..............................................       69,997.0             61,559.4
Minority interest in equity of consolidated subsidiaries....................        2,096.4              2,040.4
Minority interest subject to redemption rights..............................          271.6                266.6
                                                                              -----------------    -----------------
Total liabilities...........................................................      124,525.2            115,269.6
                                                                              -----------------    -----------------

Commitments and contingencies (Notes 12, 14, 15, 16 and 17)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
   issued and outstanding...................................................            2.5                  2.5
Capital in excess of par value..............................................        4,976.3              4,890.9
Retained earnings...........................................................        4,030.8              3,457.0
Accumulated other comprehensive income......................................          432.3                874.1
                                                                              -----------------    -----------------
Total shareholder's equity..................................................        9,441.9              9,224.5
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   133,967.1        $   124,494.1
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                      2005               2004               2003
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)

REVENUES
Universal life and investment-type product
  policy fee income...........................................   $    1,889.3       $     1,595.4      $     1,376.7
Premiums......................................................          881.7               879.6              889.4
Net investment income.........................................        2,492.8             2,501.4            2,386.9
Investment gains (losses), net................................           55.4                65.0              (62.3)
Commissions, fees and other income............................        3,632.3             3,383.5            2,811.8
                                                                -----------------  -----------------  -----------------
      Total revenues..........................................        8,951.5             8,424.9            7,402.5
                                                                -----------------  -----------------  -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.......................................        1,859.8             1,867.1            1,708.2
Interest credited to policyholders' account balances..........        1,065.5             1,038.1              969.7
Compensation and benefits.....................................        1,804.4             1,604.9            1,327.0
Commissions...................................................        1,128.7             1,017.3              991.9
Distribution plan payments....................................          292.0               374.2              370.6
Amortization of deferred sales commissions....................          132.0               177.4              208.6
Interest expense..............................................           76.3                76.8               82.3
Amortization of deferred policy acquisition costs.............          601.3               472.9              434.6
Capitalization of deferred policy acquisition costs...........       (1,199.4)           (1,015.9)            (990.7)
Rent expense..................................................          165.2               185.0              165.8
Amortization of other intangible assets.......................           23.6                22.9               21.9
AllianceBernstein charge for mutual fund matters
  and legal proceedings.......................................             -                   -               330.0
Other operating costs and expenses............................          957.1               930.0              832.4
                                                                -----------------  -----------------  -----------------
      Total benefits and other deductions.....................        6,906.5             6,750.7            6,452.3
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations before
    income taxes and minority interest........................        2,045.0             1,674.2              950.2
Income taxes..................................................         (519.5)             (396.3)            (240.5)
Minority interest in net income of consolidated subsidiaries..         (466.9)             (384.1)            (188.7)
                                                                -----------------  -----------------  -----------------

Earnings from continuing operations...........................        1,058.6               893.8              521.0
Earnings from discontinued operations, net of income taxes....           15.2                 7.9                3.4
Gain on sale of discontinued operations, net of income taxes..             -                 31.1                 -
Cumulative effect of accounting changes, net of
    income taxes..............................................             -                 (2.9)                -
                                                                -----------------  -----------------  -----------------
Net Earnings..................................................   $    1,073.8       $       929.9      $       524.4
                                                                =================  =================  =================



                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                         2005               2004               2003
                                                                   -----------------   ----------------   ----------------
                                                                                       (IN MILLIONS)

SHAREHOLDER'S EQUITY
Common stock, at par value, beginning and end of year.............  $         2.5       $        2.5       $        2.5
                                                                   -----------------   ----------------   ----------------

Capital in excess of par value, beginning of year.................        4,890.9            4,848.2            4,812.8
Changes in capital in excess of par value.........................           85.4               42.7               35.4
                                                                   -----------------   ----------------   ----------------
Capital in excess of par value, end of year.......................        4,976.3            4,890.9            4,848.2
                                                                   -----------------   ----------------   ----------------

Retained earnings, beginning of year..............................        3,457.0            3,027.1            2,902.7
Net earnings......................................................        1,073.8              929.9              524.4
Dividends on common stock.........................................         (500.0)            (500.0)            (400.0)
                                                                   -----------------   ----------------   ----------------
Retained earnings, end of year....................................        4,030.8            3,457.0            3,027.1
                                                                   -----------------   ----------------   ----------------

Accumulated other comprehensive income, beginning of year.........          874.1              892.8              681.1
Other comprehensive (loss) income.................................         (441.8)             (18.7)             211.7
                                                                   -----------------   ----------------   ----------------
Accumulated other comprehensive income, end of year...............          432.3              874.1              892.8
                                                                   -----------------   ----------------   ----------------

Total Shareholder's Equity, End of Year...........................  $     9,441.9       $    9,224.5       $    8,770.6
                                                                   =================   ================   ================

COMPREHENSIVE INCOME

Net earnings......................................................  $     1,073.8       $      929.9       $      524.4
                                                                   -----------------   ----------------   ----------------
Change in unrealized (losses) gains, net of reclassification
   adjustments....................................................         (441.8)             (31.1)             211.7
Cumulative effect of accounting changes...........................             -                12.4                 -
                                                                   -----------------   ----------------   ----------------
Other comprehensive (loss) income.................................         (441.8)             (18.7)             211.7
                                                                   -----------------   ----------------   ----------------
Comprehensive Income..............................................  $       632.0       $      911.2       $      736.1
                                                                   =================   ================   ================



                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                       2005                2004               2003
                                                                 -----------------   -----------------  -----------------
                                                                                      (IN MILLIONS)

Net earnings..................................................    $     1,073.8       $      929.9       $       524.4
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Interest credited to policyholders' account balances........          1,065.5            1,038.1               969.7
  Universal life and investment-type product
    policy fee income.........................................         (1,889.3)          (1,595.4)           (1,376.7)
  Net change in broker-dealer and customer related
    receivables/payables......................................           (347.4)             379.6                22.5
  Investment (gains) losses, net..............................            (55.4)             (65.0)               62.3
  Change in deferred policy acquisition costs.................           (598.1)            (543.0)             (556.1)
  Change in future policy benefits............................             64.4              129.3               (97.4)
  Change in property and equipment............................             (7.5)             (69.3)              (55.8)
  Change in income tax payable................................            340.5              349.6               246.3
  Change in accounts payable and accrued expenses.............             23.7              (27.4)              276.8
  Change in segregated cash and securities, net...............           (231.8)            (203.2)             (111.5)
  Minority interest in net income of consolidated subsidiaries            466.9              384.1               188.7
  Change in fair value of guaranteed minimum income
    benefit reinsurance contracts.............................            (42.6)             (61.0)               91.0
  Amortization of deferred sales commissions..................            132.0              177.4               208.6
  Amortization of other intangible assets, net................             23.6               22.9                21.9
  Other, net..................................................            (63.5)             197.0               272.6
                                                                 -----------------   -----------------  -----------------

Net cash used provided by operating activities................            (45.2)           1,043.6               687.3
                                                                 -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments...................................          2,926.2            3,341.9             4,216.4
  Sales.......................................................          2,432.9            2,983.6             4,818.2
  Purchases...................................................         (5,869.1)          (7,052.5)          (11,457.9)
  Change in short-term investments............................             13.8              (18.4)              610.7
  Purchase of minority interest in consolidated subsidiary ...               -              (410.7)                 -
  Other, net..................................................           (131.5)             169.7                89.3
                                                                 -----------------   -----------------  -----------------

Net cash used by investing activities.........................           (627.7)            (986.4)           (1,723.3)
                                                                 -----------------   -----------------  -----------------

Cash flows from financing activities:
  Policyholders' account balances:
   Deposits...................................................          3,816.8            4,029.4             5,639.1
   Withdrawals and transfers to Separate Accounts.............         (2,779.1)          (2,716.0)           (3,181.1)
  Net change in short-term financings.........................               -                  -                (22.1)
  Repayments of long-term.....................................           (400.0)                -                   -
  Increase in loans from affiliates...........................            325.0                 -                   -
  Shareholder dividends paid..................................           (500.0)            (500.0)             (400.0)
  Other, net..................................................           (417.3)            (130.1)             (270.4)
                                                                 -----------------   -----------------  -----------------

Net cash provided by financing activities.....................             45.4              683.3             1,765.5
                                                                 -----------------   -----------------  -----------------

Change in cash and cash equivalents...........................           (627.5)             740.5               729.5
Cash and cash equivalents, beginning of year..................          1,739.6              999.1               269.6
                                                                 -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year........................    $     1,112.1       $    1,739.6       $       999.1
                                                                 =================   =================  =================

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                   (CONTINUED)

                                                                      2005               2004               2003
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)

Supplemental cash flow information:
  Interest Paid...............................................   $       74.5       $        86.2      $        91.0
                                                                =================  =================  =================
  Income Taxes Paid (Refunded) ...............................   $      146.5       $       154.4      $       (45.7)
                                                                =================  =================  =================







                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)      ORGANIZATION

        In 2004, The Equitable Life Assurance Society of the United States was renamed AXA Equitable Life Insurance Company ("AXA Equitable"). AXA Equitable, collectively with its consolidated subsidiaries (the "Company"), is an indirect, wholly owned subsidiary of AXA Financial, Inc. ("AXA Financial," and collectively with its consolidated subsidiaries, "AXA Financial Group"). The Company's insurance business, which comprises the Insurance segment, is conducted principally by AXA Equitable and its wholly owned life insurance subsidiary, AXA Life and Annuity Company ("AXA Life"), whose name was changed in 2004 from The Equitable of Colorado. The Company's investment management business, which comprises the Investment Services segment, is principally conducted by AllianceBernstein L.P. (formerly Alliance Capital Management L.P., and collectively with its consolidated subsidiaries ("AllianceBernstein")).

        In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In the fourth quarter of 2002, the Company acquired 8.16 million units in AllianceBernstein ("AllianceBernstein Units") at the aggregate market price of $249.7 million from SCB Inc. and SCB Partners, Inc. under a preexisting agreement (see Note 2 of Notes to Consolidated Financial Statements). In March and December 2004, the Company acquired a total of 10.7 million AllianceBernstein Units at the aggregated market price of $410.7 million from SCB Inc. and SCB Partners, Inc. under this preexisting agreement. As a result of the 2004 transactions, the Company recorded additional goodwill of $217.9 million and other intangible assets of $26.9 million. The Company's consolidated economic interest in AllianceBernstein was 46.3% at December 31, 2005, and together with its ownership with other AXA Financial Group companies, the consolidated economic interests in AllianceBernstein was approximately 61.1%.

        In July 2004, AXA Financial completed its acquisition of The MONY Group Inc. ("MONY"). The acquisition provides AXA Financial Group with additional scale in distribution, client base and assets under management.

        AXA, a French holding company for an international group of insurance and related financial services companies, has been AXA Financial's largest shareholder since 1992. In 2000, AXA acquired the approximately 40% of outstanding AXA Financial common stock ("Common Stock") it did not already own. On January 2, 2001, AXA Merger Corp. ("AXA Merger"), a wholly owned subsidiary of AXA, was merged with and into AXA Financial, resulting in AXA Financial Group becoming a wholly owned subsidiary of AXA.

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

        The accompanying consolidated financial statements include the accounts of AXA Equitable and its subsidiary engaged in insurance related businesses (collectively, the "Insurance Group"); other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which AXA Equitable or its subsidiaries has control and a majority economic interest as well as those variable interest entities ("VIEs") that meet the requirements for consolidation.

        All significant intercompany transactions and balances except those with discontinued operations have been eliminated in consolidation. The years "2005," "2004" and "2003" refer to the years ended December 31, 2005, 2004 and 2003, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

        Closed Block
        ------------

        As a result of demutualization, the Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.

        Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of AXA Financial. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of AXA Equitable's General Account, any of its Separate Accounts or any affiliate of AXA Equitable without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account. The excess of Closed Block liabilities over Closed Block assets represents the expected future post-tax contribution from the Closed Block that would be recognized in income over the period the policies and contracts in the Closed Block remain in force.

        Discontinued Operations
        -----------------------

        In 1991, management discontinued the business of certain pension operations principally consisting of group non-participating wind-up annuity products ("Wind-up Annuities"), the terms of which were fixed at issue, which were sold to corporate sponsors of terminated qualified defined benefit plans, for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2005 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities ("Discontinued Operations Investment Assets"). There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result. See Note 8 of Notes to Consolidated Financial Statements.

        Equity real estate classified as held-for-sale is included in Discontinued Operations.

        Accounting Changes
        ------------------

        On May 19, 2004, the Financial Accounting Standards Board (the "FASB") approved the issuance of FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003", that provides guidance on employers' accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") signed into law in December 2003. FSP No. 106-2 became effective for the first interim or annual period beginning after June 15, 2004 and required the effects of the MMA, including estimates of the Federal subsidy to employers whose plans provide a prescription drug benefit that is at least as valuable as (i.e., "actuarially equivalent" to) the new Medicare Part D benefit, to be reflected in measurements of the accumulated postretirement benefits obligation and net periodic postretirement benefit cost made on or after the date of enactment. As permitted by FSP No. 106-2, the Company initially elected to defer these remeasurements and to provide required disclosures pending regulations regarding the determination of eligibility for the Federal subsidy under the MMA. As more fully described in Note 13 of Notes to Consolidated Financial Statements, following consideration of regulations and guidance issued by the Center for Medicare and Medicaid Services, the Company completed its transition to FSP No. 106-2 in fourth quarter 2005 by reducing the accumulated benefits obligations of the Company's retiree medical plans as at January 1, 2005 to give effect to the subsidy expected to be received in 2006 and future years. These remeasurements resulted in an aggregate decrease in the annual net periodic postretirement benefits costs for 2005 of approximately $7.4 million.

        At March 31, 2004, the Company completed its transition to the consolidation and disclosure requirements of FASB Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities, Revised".

        At December 31, 2005 and 2004, the Insurance Group's General Account held $5.8 million and $34.1 million of investment assets issued by VIEs and determined to be significant variable interests under FIN No. 46(R). At December 31, 2005 and 2004, as reported in the consolidated balance sheet, these investments included $4.7 million and $32.9 million of fixed maturities (collateralized debt and loan obligations) and $1.1 million and $1.2 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2005 represent the Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

        Management of AllianceBernstein has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that AllianceBernstein is required to consolidate under FIN No. 46(R). These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively, the "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures.

        As a result of its review, in second and third quarters of 2004, AllianceBernstein had consolidated an investment in a joint venture and its funds under management. At December 31, 2004, AllianceBernstein sold this investment and accordingly, no longer consolidates this investment and its funds under management.

        AllianceBernstein derived no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

        AllianceBernstein has significant variable interests in certain other VIEs with approximately $403.0 million in client assets under management. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary. AllianceBernstein's maximum exposure to loss in these entities is limited to its nominal investments in and prospective investment management fees earned from these entities.

        Effective January 1, 2004, the Company adopted Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". SOP 03-1 required a change in the Company's accounting policies relating to (a) general account interests in separate accounts,
        (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts,
        (c) liabilities related to group pension participating contracts, and
        (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

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

        New Accounting Pronouncements
        -----------------------------

        On May 30, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

        AXA Equitable accounts for its stock option plans and other stock-based compensation plans using the intrinsic value method in accordance with the provisions of APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the opinion, stock option awards result in compensation expense only if the current market price of the underlying stock exceeds the option strike price at the grant date. See Note 21 of Notes to Consolidated Financial Statements for the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

        On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," requiring the cost of all share-based payments to employees, including stock options, stock appreciation rights, and certain employee stock purchase plans, to be recognized in the financial statements based on their fair values. By ruling of the Securities and Exchange Commission ("SEC"), effective April 21, 2005, public companies were permitted to delay their initial adoption of SFAS No. 123(R) from the first interim period to the first annual period beginning on or after June 15, 2005. Consequently, the Company implemented SFAS 123(R) effective January 1, 2006 and will reflect the resulting impacts of adoption in its financial reporting for first quarter 2006. As more fully described in Note 21 of Notes to Consolidated Financial Statements, the Company elected under SFAS No. 123, "Accounting for Stock-Based Compensation," to continue to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25, and its related interpretations, and to provide only pro-forma disclosure of the effect on net earnings from applying the fair value based method. Accordingly, adoption of SFAS No. 123(R) will result in compensation expense for certain types of the Company's equity-settled award programs for which no cost previously would have been charged to net earnings under APB No. 25, such as for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. Similarly, certain types of the Company's cash-settled award programs, such as stock appreciation rights, may be expected to result in different amounts of compensation expense or different patterns of expense recognition under SFAS No. 123(R) as compared to APB No. 25.

        To effect its adoption of SFAS No. 123(R) on January 1, 2006, AXA Financial Group elected the "modified prospective method" of transition to the new accounting and reporting requirements for share-based payments. Consequently, the resulting impacts of adoption to be reflected in the Company's financial reporting for first quarter 2006 will not include a restatement of prior-period results to reflect the original recognition provisions of SFAS No. 123 as would be required under the alternative "modified retrospective method" of transition. Under the modified prospective method, the Company will be required to apply the measurement, recognition, and attribution requirements of SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. In addition, the modified prospective method will require the Company to recognize compensation expense over the remaining future service/vesting periods for the unvested portions of awards outstanding at January 1, 2006, applying the same estimates of fair value and the same attribution method used previously to prepare SFAS No. 123 pro forma disclosures. The unrecognized compensation cost associated with unvested stock option awards as at January 1, 2006 was approximately $13.7 million ($8.9 million after-tax) and, under SFAS No. 123(R), will result in incremental expense in the Consolidated Statements of Earnings of the Company over a weighted average remaining service/vesting period of approximately 2.0 years. Absent additional forfeiture considerations, results for 2006 would be expected to include approximately $7.5 million ($4.8 million after tax) of additional compensation expense as related to unvested stock option awards at January 1, 2006 as a result of the adoption of SFAS 123(R).

        The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it is largely dependent upon the nature and levels of share-based payments granted in the future. Nonetheless, while there exist differences between certain requirements of SFAS Nos. 123 and 123(R), the estimated impacts in previous periods of applying a fair-value approach to accounting for share-based awards made to employees of the Company are described and/or disclosed on a pro-forma basis in Note 21 of Notes to Consolidated Financial Statements. Management is continuing to assess the impacts of adoption of SFAS 123(R), including accounting for the income tax effects of share-based compensation, for which the Company likely will elect the transition alternative available for income taxes provided by the November 10, 2005 issuance of FSP No. 123(R)-3, "Transitions Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". In addition, management is continuing to assess the impacts of the related amendment to SFAS No. 95, "Statement of Cash Flows," that in periods subsequent to adoption of SFAS 123(R) will require tax deductions in excess of recognized compensation cost to be classified as resulting from a financing activity rather than as an operating cash flow as currently required.

        Neither SFAS No. 123 nor SFAS No. 123(R) prescribe or specify a preference for a particular valuation technique or model for estimating the fair value of employee stock options and similar awards but instead require consideration of certain factors in selecting one that is appropriate for the unique substantive characteristics of the instruments awarded and one that can be supported by information that is available, such as exercise behavior. In its implementation of SFAS 123(R), the Company expects to continue to use the Black-Scholes-Merton formula to estimate the fair values of employee stock options. As more fully described in Note 21 of Notes to Consolidated Financial Statements, and consistent with the fair value measurement objectives of SFAS 123 and SFAS 123 (R), beginning with awards granted in 2005, the Company modified its methodologies for developing the expected stock price volatility and expected dividend assumptions used in this pricing formula. With respect to the valuation of options to purchase AXA ADRs, these changes each represent a change in accounting estimate under SFAS No. 154, "Accounting Changes and Error Corrections," and, accordingly, will be applied prospectively in determining the fair values of employee stock options to be measured and accounted for in accordance with SFAS No. 123(R).

        On September 19, 2005, the American Institute of Certified Public Accountants ("AICPA") released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC/VOBA and other related balances must be written off. The SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted, and disclosure of the pro forma effects of retroactive application or the pro forma effect on the year of adoption is not required. Management is currently assessing the potential impact of this new guidance on the consolidated financial results of the Company.

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

        Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets. The results of operations for real estate held-for-sale in each of the three years ended December 31, 2005 were not significant.

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

        Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by the Company are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to Wind-up Annuities, Closed Block policyholders dividend obligation and deferred policy acquisition costs ("DAC") related to universal life and investment-type products and participating traditional life contracts.

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

        For contracts with a single premium or a limited number of premium payments due over a significantly shorter period than the total period over which benefits are provided, premiums are recorded as revenue when due with any excess profit deferred and recognized in income in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.

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

        A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.88% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.88% net of product weighted average Separate Account fees) and 0% (-2.12% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2005, current projections of future average gross market returns assume a 3.5% return for 2006, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% after 5 quarters.

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

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2005, the average rate of assumed investment yields, excluding policy loans, was 6.8% grading to 6.3% over 10 years. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder's equity as of the balance sheet date.

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

        Reinsurance contracts covering GMIB exposure are considered derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and, therefore, are required to be reported in the balance sheet at their fair value. GMIB reinsurance fair values are reported in the consolidated balance sheets in Other assets. Changes in GMIB reinsurance fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings. Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.0% to 10.9% for life insurance liabilities and from 2.25% to 9.7% for annuity liabilities.

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

        Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $91.2 million and $71.7 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, respectively, $1,043.9 million and $1,081.5 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized as follows:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Incurred benefits related to current year..........   $        35.6      $        35.0       $       33.8
       Incurred benefits related to prior years...........            50.3               12.8               (2.8)
                                                            -----------------  -----------------   -----------------
       Total Incurred Benefits............................   $        85.9      $        47.8       $       31.0
                                                            =================  =================   =================

       Benefits paid related to current year..............   $        14.8      $        12.9       $       12.1
       Benefits paid related to prior years...............            44.7               33.1               34.9
                                                            -----------------  -----------------   -----------------
       Total Benefits Paid................................   $        59.5      $        46.0       $       47.0
                                                            =================  =================   =================

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

        At December 31, 2005, participating policies, including those in the Closed Block, represent approximately 15.1% ($31.6 billion) of directly written life insurance in-force, net of amounts ceded.

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

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2005, 2004 and 2003, investment results of such Separate Accounts were gains (losses) of $3,409.5 million, $2,191.4 million and $(466.2) million, respectively.

        Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.

        Recognition of Investment Management Revenues and Related Expenses
        ------------------------------------------------------------------

        Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and services base fees, generally calculated as a percentage, referred to as "basis points", of assets under management for clients, are recorded as revenue as the related services are performed; they include brokerage transactions charges of Sanford C. Bernstein & Co., LLC ("SCB LLC"), a wholly owned subsidiary of AllianceBernstein, for certain retail, private client transactions and institutional investment client transactions. Certain investment advisory contracts provide for a performance-based fee in addition to or in lieu of a base fee that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of the measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited, a wholly owned subsidiary of AllianceBernstein, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

        Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions in unamortized deferred sales commissions when received. At December 31, 2005 and 2004, respectively, net deferred sales commissions totaled $196.6 million and $254.5 million and are included within Other assets. The estimated amortization expense of deferred sales commission, based on December 31, 2005 net balance for each of the next five years is $84.9 million, $52.4 million, $34.3 million, $18.8 million and $5.5 million.

        AllianceBernstein's management tests the deferred sales commission asset for recoverability quarterly, or more often when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. AllianceBernstein's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received. Undiscounted future cash flows consist of ongoing distribution services fees and CDSC. Distribution services fees are calculated as a percentage of average assets under management related to back-end load shares. CDSC is based on the lower of cost or current value, at the time of redemption, of back-end load shares redeemed and the point at which redeemed during the applicable minimum holding period under the mutual fund distribution system.

        Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the one-year, three-year, and five-year periods ended December 31, 2005. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. AllianceBernstein's management considers the results of these analyses performed at various dates. If AllianceBernstein's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein's management's best estimate of future cash flows discounted to a present value amount.

        Other Accounting Policies
        -------------------------

        In accordance with SEC regulations, securities with a fair value of $1.72 billion and $1.49 billion have been segregated in a special reserve bank custody account at December 31, 2005 and 2004, respectively for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, less accumulated amortization and relates principally to the Bernstein acquisition and purchases of AllianceBernstein units. Goodwill is tested annually for impairment. Goodwill, less accumulated amortization related to the Bernstein acquisition and purchases of AllianceBernstein Units totaled $3.6 billion at December 31, 2005 and 2004, respectively.

        Intangible assets related to the Bernstein acquisition and purchases of AllianceBernstein Units include costs assigned to contracts of businesses acquired. These costs continue to be amortized on a straight-line basis over estimated useful lives of twenty years. The gross carrying amount of AllianceBernstein related intangible assets were $564.1 million at December 31, 2005 and 2004, respectively and the accumulated amortization of these intangible assets were $208.5 million and $185.0 million at December 31, 2005, 2004 and 2003, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $23.5 million, $22.9 million and $21.9 million for 2005, 2004 and 2003, respectively.

        Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software and evaluated for impairment each reporting period.

        AXA Financial and certain of its consolidated subsidiaries, including the Company, file a consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

        Minority interest subject to redemption rights represents the remaining
        16.3 million of private AllianceBernstein Units issued to former Bernstein shareholders in connection with AllianceBernstein's acquisition of Bernstein. AXA Financial agreed to provide liquidity to these former Bernstein shareholders after a two-year lockout period that ended October 2002. The Company acquired 10.7 million of the former Bernstein shareholders' AllianceBernstein Units in 2004. The outstanding
        16.3 million AllianceBernstein Units may be sold to AXA Financial at the prevailing market price over the remaining four years ending in 2009. Generally, not more than 20% of the original AllianceBernstein Units issued to the former Bernstein shareholders may be put to AXA Financial in any one annual period.

3)      INVESTMENTS

        The following tables provide additional information relating to fixed maturities and equity securities:

                                                                   GROSS              GROSS
                                              AMORTIZED          UNREALIZED         UNREALIZED         ESTIMATED
                                                 COST              GAINS              LOSSES           FAIR VALUE
                                            ---------------   -----------------  -----------------  ----------------
                                                                         (IN MILLIONS)

       DECEMBER 31, 2005
       -----------------
       Fixed Maturities:
         Available for Sale:
           Corporate.....................   $    23,222.8      $      977.4       $      190.7      $   24,009.5
           Mortgage-backed...............         2,386.3               8.3               39.3           2,355.3
           U.S. Treasury, government
             and agency securities.......         1,448.7              37.5                7.6           1,478.6
           States and political
             subdivisions................           193.4              19.1                 .3             212.2
           Foreign governments...........           238.2              40.9                 .1             279.0
           Redeemable preferred stock....         1,605.5             104.9               10.2           1,700.2
                                            ----------------- -----------------  -----------------  ----------------
             Total Available for Sale....   $    29,094.9      $    1,188.1       $      248.2      $   30,034.8
                                            ================= =================  =================  ================

       Equity Securities:
         Available for sale..............   $        45.7      $        2.1       $         .4      $       47.4
         Trading securities..............              .3                .9                 .1               1.1
                                            ----------------- -----------------  -----------------  ----------------
       Total Equity Securities...........   $        46.0      $        3.0       $         .5      $       48.5
                                            ================= =================  =================  ================

       December 31, 2004
       -----------------
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
                                            ================= =================  =================  ================


        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, the Company determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2005 and 2004, securities without a readily ascertainable market value having an amortized cost of $4,307.8 million and $4,138.7 million, respectively, had estimated fair values of $4,492.4 million and $4,446.0 million, respectively.

        The contractual maturity of bonds at December 31, 2005 is shown below:

                                                                                        AVAILABLE FOR SALE
                                                                               -------------------------------------
                                                                                  AMORTIZED           ESTIMATED
                                                                                     COST             FAIR VALUE
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Due in one year or less................................................  $     1,285.2       $    1,300.1
       Due in years two through five..........................................        4,632.4            4,805.1
       Due in years six through ten...........................................       11,447.8           11,739.0
       Due after ten years....................................................        7,737.7            8,135.1
       Mortgage-backed securities.............................................        2,386.3            2,355.3
                                                                               -----------------   -----------------
       Total..................................................................  $    27,489.4       $   28,334.6
                                                                               =================   =================

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The Company's management, with the assistance of its investment advisors, monitors the investment performance of its portfolio. This review process includes a quarterly review of certain assets by the Insurance Group's Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired. Based on the analysis, a determination is made as to the ability of the issuer to service its debt obligations on an ongoing basis. If this ability is deemed to be other than temporarily impaired, then the appropriate provisions are taken.

        The following table discloses fixed maturities (1,797 issues) that have been in a continuous unrealized loss position for less than a twelve month period and greater than a twelve month period as of December 31, 2005:

                                  LESS THAN 12 MONTHS             12 MONTHS OR LONGER                   TOTAL
                             -------------------------------  ----------------------------   ----------------------------
                                                  GROSS                          GROSS                          GROSS
                                ESTIMATED      UNREALIZED      ESTIMATED      UNREALIZED      ESTIMATED      UNREALIZED
                                FAIR VALUE       LOSSES        FAIR VALUE       LOSSES        FAIR VALUE       LOSSES
                             ---------------  --------------  -------------  -------------   -------------  -------------
                                                                    (IN MILLIONS)

   Fixed Maturities:
     Corporate.............  $     6,386.3  $      146.9    $      815.4   $       43.8    $    7,201.7   $      190.7
     Mortgage-backed.......        1,735.9          27.4           299.3           11.9         2,035.2           39.3
     U.S. Treasury,
       government and
       agency securities...          676.4           6.2            61.9            1.4           738.3            7.6
     States and political
       subdivisions........           22.7            .3              -              -             22.7             .3
     Foreign governments...            1.4            -              5.8             .1             7.2             .1
     Redeemable
       preferred stock.....          396.5           8.9            16.9            1.3           413.4           10.2
                             -------------- --------------- -------------- --------------- -------------- ---------------

   Total Temporarily
     Impaired Securities ..  $     9,219.2  $      189.7    $    1,199.3   $       58.5    $   10,418.5   $      248.2
                             ============== =============== ============== =============== ============== ===============

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or National Association of Insurance Commissioners ("NAIC") designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2005, approximately $738.7 million or 2.5% of the $29,094.9 million aggregate amortized cost of fixed maturities held by the Company was considered to be other than investment grade.

        At December 31, 2005, the carrying value of fixed maturities which are non-income producing for the twelve months preceding the consolidated balance sheet date was $4.0 million.

        The Insurance Group holds equity in limited partnership interests and other equity method investments. The carrying values at December 31, 2005 and 2004 were $950.7 million and $891.0 million, respectively.

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to zero and $17.6 million at December 31, 2005 and 2004, respectively. Gross interest income on these loans included in net investment income aggregated $0.7 million, $6.9 million and $7.8 million in 2005, 2004 and 2003, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $0.8 million, $8.5 million and $10.0 million in 2005, 2004 and 2003, respectively.

        Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                         DECEMBER 31,
                                                                            ----------------------------------------
                                                                                  2005                  2004
                                                                            ------------------   -------------------
                                                                                         (IN MILLIONS)

       Impaired mortgage loans with investment valuation allowances.......   $        78.3        $        89.4
       Impaired mortgage loans without investment valuation allowances....             4.5                 10.7
                                                                            ------------------   -------------------
       Recorded investment in impaired mortgage loans.....................            82.8                100.1
       Investment valuation allowances....................................           (11.8)               (11.3)
                                                                            ------------------   -------------------
       Net Impaired Mortgage Loans........................................   $        71.0        $        88.8
                                                                            ==================   ===================

        During 2005, 2004 and 2003, respectively, the Company's average recorded investment in impaired mortgage loans was $91.2 million, $148.3 million and $180.9 million. Interest income recognized on these impaired mortgage loans totaled $8.9 million, $11.4 million and $12.3 million for 2005, 2004 and 2003, respectively.

        Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2005 and 2004, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $71.1 million and $79.2 million.

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2005 and 2004, there was no equity real estate held-for-sale. For 2003, real estate of $2.8 million was acquired in satisfaction of debt; none was acquired in either 2005 or 2004. At December 31, 2005 and 2004, the Company owned $217.8 million and $218.8 million, respectively, of real estate acquired in satisfaction of debt of which zero and $2.2 million, respectively, are held as real estate joint ventures.

        Accumulated depreciation on real estate was $227.2 million and $207.5 million at December 31, 2005 and 2004, respectively. Depreciation expense on real estate totaled $22.6 million, $20.8 million and $38.8 million for 2005, 2004 and 2003, respectively.

        Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Balances, beginning of year........................   $        11.3      $        20.5       $       55.0
       Additions charged to income........................             3.6                3.9               12.2
       Deductions for writedowns and
         asset dispositions...............................            (3.1)             (13.1)             (15.2)
       Deduction for transfer of real estate held-for-sale
         to real estate held for the production of income.              -                  -               (31.5)
                                                            -----------------  -----------------   -----------------
       Balances, End of Year..............................   $        11.8      $        11.3       $       20.5
                                                            =================  =================   =================

       Balances, end of year comprise:
         Mortgage loans on real estate....................   $        11.8      $        11.3       $       18.8
         Equity real estate...............................              -                  -                 1.7
                                                            -----------------  -----------------   -----------------
       Total..............................................   $        11.8      $        11.3       $       20.5
                                                            =================  =================   =================


4)      EQUITY METHOD INVESTMENTS

        Included in equity real estate or other equity investments, as appropriate, is the Company's interest in real estate joint ventures, limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,070.4 million and $1,008.2 million, respectively, at December 31, 2005 and 2004. The Company's total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $157.2 million, $66.2 million and $(4.3) million, respectively, for 2005, 2004 and 2003.

        Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10.0 million or greater and an equity interest of 10% or greater (3 and 6 individual ventures at December 31, 2005 and 2004, respectively) and the Company's carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       BALANCE SHEETS
       Investments in real estate, at depreciated cost........................  $        527.4      $       537.1
       Investments in securities, generally at estimated fair value...........           118.4              162.4
       Cash and cash equivalents..............................................            27.5               13.5
       Other assets...........................................................            18.6               23.0
                                                                               -----------------   -----------------
       Total Assets...........................................................  $        691.9      $       736.0
                                                                               =================   =================

       Borrowed funds - third party...........................................  $        282.7      $       254.3
       Other liabilities......................................................            12.4               17.4
                                                                               -----------------   -----------------
       Total liabilities......................................................           295.1              271.7
                                                                               -----------------   -----------------

       Partners' capital......................................................           396.8              464.3
                                                                               -----------------   -----------------
       Total Liabilities and Partners' Capital................................  $        691.9      $       736.0
                                                                               =================   =================

       The Company's Carrying Value in These Entities Included Above..........  $        135.6      $       168.8
                                                                               =================   =================

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       STATEMENTS OF EARNINGS
       Revenues of real estate joint ventures.............   $        98.2      $        95.2       $       95.6
         Net revenues of other limited partnership
           interests......................................             6.3               19.8               26.0
       Interest expense - third party.....................           (18.2)             (16.9)             (18.0)
       Other expenses.....................................           (62.2)             (64.0)             (61.7)
                                                            -----------------  -----------------   -----------------
       Net Earnings.......................................   $        24.1      $        34.1       $       41.9
                                                            =================  =================   =================

       The Company's Equity in Net Earnings of These
         Entities Included Above..........................   $        11.6      $        11.0       $        5.0
                                                            =================  =================   =================


5)      NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)
        The sources of net investment income follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Fixed maturities...................................   $     1,858.7      $     1,879.5       $    1,792.6
       Mortgage loans on real estate......................           238.2              249.6              279.5
       Equity real estate.................................           126.4              124.8              136.9
       Other equity investments...........................            73.0               78.4               49.3
       Policy loans.......................................           248.8              251.0              260.1
       Short Term Investments                                        123.7               61.5               53.3
       Other investment income............................            37.0               30.5               13.5
                                                            -----------------  -----------------   -----------------

         Gross investment income..........................         2,705.8            2,675.3            2,585.2

         Investment expenses..............................          (213.0)            (173.9)            (198.3)
                                                            -----------------  -----------------   -----------------

       Net Investment Income..............................   $     2,492.8      $     2,501.4       $    2,386.9
                                                            =================  =================   =================

        Investment gains (losses) by investment category, including changes in the valuation allowances, follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Fixed maturities...................................   $        11.1      $        26.3       $     (100.7)
       Mortgage loans on real estate......................            (2.2)                .2                1.3
       Equity real estate.................................             3.9               11.6               26.8
       Other equity investments...........................            30.7               24.4                2.0
       Other..............................................            11.9                2.5                8.3
                                                            -----------------  -----------------   -----------------
         Investment Gains (Losses), Net...................   $        55.4      $        65.0       $      (62.3)
                                                            =================  =================   =================

        Writedowns of fixed maturities amounted to $31.2 million, $36.4 million and $193.2 million for 2005, 2004 and 2003, respectively. Writedowns of mortgage loans on real estate and equity real estate amounted to $1.7 million and zero, respectively, for 2005, $10.3 million and zero, respectively, for 2004 and $5.2 million and zero, respectively, for 2003.

        For 2005, 2004 and 2003, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,220.0 million, $2,908.3 million and $4,773.5 million. Gross gains of $53.2 million, $47.7 million and $105.1 million and gross losses of $31.1 million, $9.7 million and $39.5 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2005, 2004 and 2003 amounted to $(1,004.8) million, $0.8 million and $416.8 million, respectively.

        In 2005, 2004 and 2003, respectively, net unrealized holding gains (losses) on trading account equity securities of $6.0 million, $9.7 million and $2.1 million were included in net investment income in the consolidated statements of earnings. These trading securities had a carrying value of $120.0 million and $117.4 million and costs of $103.7 million and $107.2 million at December 31, 2005 and 2004, respectively.

        For 2005, 2004 and 2003, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $68.6 million, $70.4 million and $76.5 million, respectively.

        Net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Balance, beginning of year.........................   $       874.1      $       892.8       $      681.1
       Changes in unrealized investment gains (losses)....        (1,008.1)             (12.8)             440.8
       Changes in unrealized investment (gains) losses
         attributable to:
           Participating group annuity contracts,
              Closed Block policyholder dividend
              obligation and other........................           186.3               (1.5)             (53.0)
           DAC............................................           146.2               (2.5)             (65.7)
           Deferred income taxes..........................           233.8               (1.9)            (110.4)
                                                            -----------------  -----------------   -----------------
       Balance, End of Year...............................   $       432.3      $       874.1       $      892.8
                                                            =================  =================   =================

                                                                  2005                2004               2003
                                                            -----------------  ------------------- -----------------
                                                                                   (IN MILLIONS)

       Balance, end of year comprises:
         Unrealized investment gains (losses) on:
           Fixed maturities...............................   $       966.5      $     2,003.2       $    2,015.7
           Other equity investments.......................             1.7                1.2                1.5
           Other..........................................              -               (28.1)             (28.1)
                                                            -----------------  ------------------- -----------------
             Total........................................           968.2            1,976.3            1,989.1
         Amounts of unrealized investment (gains) losses
           attributable to:
             Participating group annuity contracts,
               Closed Block policyholder dividend
               obligation and other.......................           (89.4)            (275.7)            (274.2)
             DAC..........................................          (196.0)            (342.2)            (339.7)
             Deferred income taxes........................          (250.5)            (484.3)            (482.4)
                                                            -----------------  ------------------- -----------------
       Total..............................................   $       432.3      $       874.1       $      892.8
                                                            =================  =================== =================

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

6)      ACCUMULATED OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive income represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Unrealized gains on investments....................   $       432.3      $       874.1       $      892.8
                                                            -----------------  -----------------   -----------------
       Total Accumulated Other
         Comprehensive Income.............................   $       432.3      $       874.1       $      892.8
                                                            =================  =================   =================

        The components of other comprehensive income for the past three years follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Net unrealized gains (losses) on investments:
         Net unrealized gains arising during
           the period.....................................   $      (966.2)     $        69.4       $      416.6
         (Gains) losses reclassified into net earnings
           during the period..............................           (41.9)             (82.2)              24.2
                                                            -----------------  -----------------   -----------------
       Net unrealized gains on investments................        (1,008.1)             (12.8)             440.8
       Adjustments for policyholders liabilities,
           DAC and deferred income taxes..................           566.3               (5.9)            (229.1)
                                                            -----------------  -----------------   -----------------

       Change in unrealized (losses) gains, net of
           adjustments....................................          (441.8)             (18.7)             211.7
                                                            -----------------  -----------------   -----------------
       Total Other Comprehensive (Loss) Income............   $      (441.8)     $       (18.7)      $      211.7
                                                            =================  =================   =================


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

        Summarized financial information for the Closed Block follows:

                                                                               DECEMBER 31,         December 31,
                                                                                   2005                 2004
                                                                             -----------------    -----------------
                                                                                         (IN MILLIONS)

      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other....  $     8,866.1        $     8,911.5
      Policyholder dividend obligation.....................................           73.7                264.3
      Other liabilities....................................................           28.6                 25.9
                                                                             -----------------    -----------------
      Total Closed Block liabilities.......................................        8,968.4              9,201.7
                                                                             -----------------    -----------------

      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,761.5 and $5,488.6)..........................        5,908.7              5,823.2
      Mortgage loans on real estate........................................          930.3              1,098.8
      Policy loans.........................................................        1,284.4              1,322.5
      Cash and other invested assets.......................................           56.2                 37.1
      Other assets.........................................................          304.4                348.7
                                                                             -----------------    -----------------
      Total assets designated to the Closed Block..........................        8,484.0              8,630.3
                                                                             -----------------    -----------------

      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................          484.4                571.4

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $25.7 and $24.6 and policyholder dividend
           obligation of $73.7 and $264.3..................................           47.8                 45.7
                                                                             -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       532.2        $       617.1
                                                                             =================    =================

        Closed Block revenues and expenses follow:

                                                                  2005               2004                 2003
                                                             ----------------  -----------------   --------------------
                                                                                    (IN MILLIONS)
      REVENUES:
      Premiums and other income............................   $      449.3      $       471.0       $      508.5
      Investment income (net of investment
         expenses of $0, $0.3, and $2.4)...................          525.9              554.8              559.2
      Investment gains (losses), net.......................            1.2               18.6              (35.7)
                                                             ----------------  -----------------   --------------------
      Total revenues.......................................          976.4            1,044.4            1,032.0
                                                             ----------------  -----------------   --------------------

      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends................          842.5              883.8              924.5
      Other operating costs and expenses...................            3.4                3.5                4.0
                                                             ----------------  -----------------   --------------------
      Total benefits and other deductions..................          845.9              887.3              928.5
                                                             ----------------  -----------------   --------------------

      Net revenues before income taxes.....................          130.5              157.1              103.5
      Income tax expense...................................          (45.6)             (56.4)             (37.5)
                                                             ----------------  -----------------   --------------------
      Net Revenues.........................................   $       84.9      $       100.7       $       66.0
                                                             ================  =================   ====================

         Reconciliation of the policyholder dividend obligation follows:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Balance at beginning of year..........................................   $        264.3      $       242.1
       Unrealized investment (losses) gains...................................          (190.6)              22.2
                                                                               -----------------   -----------------
       Balance at End of Year ................................................  $         73.7      $       264.3
                                                                               =================   =================

        Impaired mortgage loans along with the related investment valuation allowances follow:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Impaired mortgage loans with investment valuation allowances...........  $         59.1      $        59.5
       Impaired mortgage loans without investment valuation allowances........             4.0                2.3
                                                                               -----------------   -----------------
       Recorded investment in impaired mortgage loans.........................            63.1               61.8
       Investment valuation allowances........................................            (7.1)              (4.2)
                                                                               -----------------   -----------------
       Net Impaired Mortgage Loans............................................  $         56.0      $        57.6
                                                                               =================   =================

        During 2005, 2004 and 2003, the Closed Block's average recorded investment in impaired mortgage loans was $59.9 million, $64.2 million and $51.9 million, respectively. Interest income recognized on these impaired mortgage loans totaled $4.1 million, $4.7 million and $2.7 million for 2005, 2004 and 2003, respectively.

        Valuation allowances amounted to $7.1 million and $4.0 million on mortgage loans on real estate at December 31, 2005 and 2004, respectively. Writedowns of fixed maturities amounted to $7.7 million, $10.8 million and $37.8 million for 2005, 2004 and 2003, respectively.

8)      WIND-UP ANNUITIES

        Summarized financial information for Wind-up Annuities follows:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                   2005                  2004
                                                                              ----------------     -----------------
                                                                                          (IN MILLIONS)

       BALANCE SHEETS
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $796.9 and $643.6)..............................   $      823.5         $      702.1
       Equity real estate...................................................          197.5                190.1
       Mortgage loans on real estate........................................            6.7                 21.4
       Other invested assets................................................            3.2                  4.7
                                                                              ----------------     -----------------
         Total investments..................................................        1,030.9                918.3
       Cash and cash equivalents............................................             -                 150.2
       Other assets.........................................................           13.6                 33.3
                                                                              ----------------     -----------------
       Total Assets.........................................................   $    1,044.5         $    1,101.8
                                                                              ================     =================

       Policyholders liabilities............................................   $      817.2         $      844.6
       Allowance for future losses..........................................           60.1                132.7
       Other liabilities....................................................          167.2                124.5
                                                                              ----------------     -----------------
       Total Liabilities....................................................   $    1,044.5         $    1,101.8
                                                                              ================     =================

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       STATEMENTS OF EARNINGS
       Investment income (net of investment
         expenses of $18.4, $17.2 and $21.0)..............   $        70.0      $        68.5       $       70.6
       Investment (losses) gains, net.....................             (.3)               3.6                5.4
                                                            -----------------  -----------------   -----------------
       Total revenues.....................................            69.7               72.1               76.0
                                                            -----------------  -----------------   -----------------
       Benefits and other deductions......................            87.1              (99.4)              89.4
       (Losses charged) earnings credited to allowance
         for future losses................................           (17.4)             (27.3)             (13.4)
                                                            -----------------  -----------------   -----------------
       Pre-tax loss from operations.......................              -                  -                  -
       Pre-tax earnings from releasing the allowance
         for future losses................................            23.2               12.0                5.2
       Income tax expense.................................            (8.0)              (4.1)              (1.8)
                                                            -----------------  -----------------   -----------------
       Earnings from Other
         Discontinued Operations..........................   $        15.2      $         7.9       $        3.4
                                                            =================  =================   =================

        The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of Wind-up Annuities against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of the Company's annual planning process, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in each of the three years presented.

        During 2005, 2004 and 2003, Wind-up Annuities' average recorded investment in impaired mortgage loans was zero, $8.4 million and $16.2 million, respectively. Interest income recognized on these impaired mortgage loans totaled zero, $1.0 million and $1.3 million for 2005, 2004 and 2003, respectively.

9)     GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

        The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in 2005:

                                                                  GMDB               GMIB               TOTAL
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Balance at January 1, 2003.........................   $       128.4      $       117.5       $      245.9
         Paid guarantee benefits..........................           (65.6)                -               (65.6)
         Other changes in reserve.........................             6.5              (31.9)             (25.4)
                                                            -----------------  -----------------   -----------------
       Balance at December 31, 2003.......................            69.3               85.6              154.9
         Paid guarantee benefits..........................           (46.8)                -               (46.8)
         Other changes in reserve.........................            45.1               32.0               77.1
                                                            -----------------  -----------------   -----------------
       Balance at December 31, 2004.......................            67.6              117.6              185.2
         Paid guarantee benefits..........................           (39.6)              (2.2)             (41.8)
         Other changes in reserve.........................            87.2               58.2              145.4
                                                            -----------------  -----------------   -----------------
       Balance at December 31, 2005.......................   $       115.2      $       173.6       $      288.8
                                                            =================  =================   =================

        Related GMDB reinsurance ceded amounts were:

                                                                   GMDB
                                                            -----------------

       Balance at January 1, 2003.........................   $        21.5
         Paid guarantee benefits..........................           (18.5)
         Other changes in reserve.........................            14.2
                                                            -----------------
       Balance at December 31, 2003.......................            17.2
         Paid guarantee benefits..........................           (12.9)
         Other changes in reserve.........................             6.0
                                                            -----------------
       Balance at December 31, 2004.......................            10.3
         Paid guarantee benefits..........................           (12.1)
         Other changes in reserve.........................            24.5
                                                            -----------------
       Balance at December 31, 2005.......................   $        22.7
                                                            =================

        The GMIB reinsurance contracts are considered derivatives and are reported at fair value; see Note 16 of Notes to Consolidated Financial Statements.

        The December 31, 2005 values for those variable annuity contracts with GMDB and GMIB features currently in-force are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                   RETURN
                                                     OF
                                                   PREMIUM       RATCHET         ROLL-UP         COMBO           TOTAL
                                                -------------- -------------  --------------  -------------  ---------------
                                                                        (DOLLARS IN MILLIONS)

       GMDB:
       -----
         Account values invested in:
            General Account..................   $    11,773    $     239       $     120      $      553     $    12,685
            Separate Accounts................   $    21,028    $   6,931       $   7,802      $   15,383     $    51,144
         Net amount at risk, gross...........   $       574    $     455       $   1,800      $       56     $     2,885
         Net amount at risk, net of amounts
           reinsured.........................   $       573    $     308       $   1,091      $       56     $     2,028
         Average attained age of
           contractholders...................          49.5         60.6            63.4            60.8            52.3
         Percentage of contractholders
           over age 70.......................           7.4%        22.2%           30.9%           21.0%           11.3%
         Range of contractually specified
            interest rates...................          N/A           N/A          3% - 6%        3% - 6%

       GMIB:
       -----
         Account values invested in:
            General Account..................          N/A           N/A       $       -      $      775     $       775
            Separate Accounts................          N/A           N/A       $   5,512      $   21,165     $    26,677
         Net amount at risk, gross...........          N/A           N/A       $     389      $        -     $       389
         Net amount at risk, net of amounts
           reinsured.........................          N/A           N/A       $      98      $        -     $        98
         Weighted average years remaining
           until annuitization...............          N/A           N/A             2.9             8.8             7.3
         Range of contractually specified
           interest rates....................          N/A           N/A          3% - 6%         3% - 6%

        B) Separate Account Investments by Investment Category Underlying GMDB
           -------------------------------------------------------------------
           and GMIB Features
           -----------------

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                   DECEMBER 31,       December 31,
                                                                                       2005               2004
                                                                                  ----------------  ------------------
                                                                                             (IN MILLIONS)

       GMDB:
          Equity...............................................................    $   35,857        $    32,055
          Fixed income.........................................................         4,353              4,190
          Balanced.............................................................         9,121              5,337
          Other................................................................         1,813              1,551
                                                                                  ----------------  ------------------
          Total................................................................    $   51,144        $    43,133
                                                                                  ================  ==================

       GMIB:
          Equity...............................................................    $   17,540        $    14,325
          Fixed income.........................................................         2,608              2,425
          Balanced.............................................................         5,849              2,768
          Other................................................................           680                565
                                                                                  ----------------  ------------------
          Total................................................................    $   26,677        $    20,083
                                                                                  ================  ==================

        C) Hedging Programs for GMDB and GMIB Features
           -------------------------------------------

        In 2003, the Company initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At December 31, 2005, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $29,290 million and $71 million, respectively, with the GMDB feature and $14,164 million and zero, respectively, with the GMIB feature.

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

        The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:















                                                                  DIRECT           REINSURANCE
                                                                LIABILITY             CEDED                NET
                                                             -----------------   -----------------   -----------------
                                                                                  (IN MILLIONS)

       Balance at January 1, 2004.........................    $        37.4       $         -         $       37.4
         Impact of adoption of SOP 03-1...................            (23.4)              (1.7)              (25.1)
         Other changes in reserve.........................              6.5               (4.4)                2.1
                                                             -----------------   -----------------   -----------------
       Balance at December 31, 2004.......................             20.5               (6.1)               14.4
          Other changes in reserve........................             14.3              (14.3)                 -
                                                             -----------------   -----------------   -----------------
       Balance at December 31, 2005.......................    $        34.8       $      (20.4)       $       14.4
                                                             =================   =================   =================

10)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                   2005                  2004
                                                                              ----------------     -----------------
                                                                                          (IN MILLIONS)

       Short-term debt:
       Current portion of long-term debt....................................   $      399.7                399.9
       Promissory note, 3.84% ..............................................          248.3                248.3
                                                                              ----------------     -----------------
       Total short-term debt................................................          648.0                648.2
                                                                              ----------------     -----------------

       Long-term debt:
       AXA Equitable:
         Surplus Notes, 7.70%, due 2015.....................................          199.8                199.8
                                                                              ----------------     -----------------
             Total AXA Equitable............................................          199.8                199.8
                                                                              ----------------     -----------------

       AllianceBernstein:
         Senior Notes, 5.625%, due 2006.....................................             -                 399.2
         Other..............................................................            7.6                  8.3
                                                                              ----------------     -----------------
             Total AllianceBernstein........................................            7.6                407.5
                                                                              ----------------     -----------------

       Total long-term debt.................................................          207.4                607.3
                                                                              ----------------     -----------------

       Total Short-term and Long-term Debt..................................   $      855.4         $    1,255.5
                                                                              ================     =================

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

        AXA Equitable has a $350.0 million, one-year promissory note, of which $101.7 million is included within Wind-up Annuities. The promissory note, which matures in March 2006, is related to wholly owned real estate. Certain terms of the promissory note, such as interest rate and maturity date, are negotiated annually.

        At December 31, 2005 and 2004, the Company had pledged real estate of $320.8 million and $307.1 million, respectively, as collateral for certain short-term debt.

        In August 2001, AllianceBernstein issued $400.0 million 5.625% notes pursuant to a shelf registration statement under which AllianceBernstein may issue up to $600.0 million in senior debt securities. These AllianceBernstein notes mature in August 2006 and are redeemable at any time. The proceeds from the AllianceBernstein notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes.

        Since 1998, AllianceBernstein has had a $425.0 million commercial paper program. In September 2002, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. Of the $800.0 million total, $425.0 million is intended to provide back-up liquidity for AllianceBernstein's $425.0 million commercial paper program, with the balance available for general purposes. Under this revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. AllianceBernstein was in compliance with the covenants at December 31, 2005. On February 17, 2006, Alliance Bernstein replaced the existing agreement with a new $800.0 million five-year revolving credit facility with substantially identical terms.

        At December 31, 2005, no borrowings were outstanding under AllianceBernstein's commercial paper program or revolving credit facilities.

        At December 31, 2005, AllianceBernstein maintained a $100.0 million extendible commercial notes ("ECN") program as a supplement to its $425.0 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2005, no amounts were outstanding under the ECN program.

        Long-term Debt
        --------------

        At December 31, 2005, the Company was not in breach of any debt covenants.

        At December 31, 2005, aggregate maturities of the long-term debt based on required principal payments at maturity were $400.0 million for 2006, $7.6 million for 2007, zero for 2008, 2009, 2010, and $200.0 million thereafter.

11)     INCOME TAXES

        A summary of the income tax expense in the consolidated statements of earnings follows:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Income tax expense:
         Current expense .................................   $       237.5      $       358.9       $      112.5
         Deferred expense.................................           282.0               37.4              128.0
                                                            -----------------  -----------------   -----------------
       Total..............................................   $       519.5      $       396.3       $      240.5
                                                            =================  =================   =================

        The income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Expected income tax expense........................   $       715.8      $       586.0       $      332.6
       Minority interest..................................          (175.9)            (110.4)             (58.7)
       Separate Account investment activity...............           (87.2)             (63.3)             (29.1)
       Non-taxable investment income......................           (19.7)             (22.6)             (20.8)
       Non-deductible penalty.............................             1.1                 -                14.8
       Adjustment of tax audit reserves...................            11.1                7.7               (9.9)
       Non-deductible goodwill and other intangibles......             2.8                2.7                 -
       State income taxes.................................            28.3                 -                  -
       AllianceBernstein Federal and foreign taxes........            41.4                 -                  -
       Other..............................................             1.8               (3.8)              11.6
                                                            -----------------  -----------------   -----------------
       Income Tax Expense.................................   $       519.5      $       396.3       $      240.5
                                                            =================  =================   =================

        The components of the net deferred income taxes are as follows:

                                                       DECEMBER 31, 2005                  December 31, 2004
                                                --------------------------------   ---------------------------------
                                                    ASSETS        LIABILITIES          Assets         Liabilities
                                                ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)

       Compensation and related benefits......   $        -       $      285.3      $        -       $      213.9
       Reserves and reinsurance...............         929.2                -             945.1                -
       DAC....................................            -            2,200.6               -            2,026.8
       Unrealized investment gains............            -              250.7               -              483.7
       Investments............................            -              739.5               -              557.9
       Other..................................         107.2                -                -               41.9
                                                ---------------  ---------------   ---------------  ----------------
       Total..................................   $   1,036.4      $    3,476.1      $     945.1      $    3,324.2
                                                ===============  ===============   ===============  ================

        In 2003, the IRS commenced an examination of the AXA Financial Group's consolidated Federal income tax returns, which includes the Company, for the years 1997 through 2001. While that audit process is not yet complete, the IRS began an examination of AXA Financial Group's consolidated 2002 and 2003 returns during 2005. Management believes these audits will have no material adverse effect on the Company's consolidated results of operations or financial position.

12)     REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

        The Insurance Group reinsured most of its new variable life, universal life and term life policies on an excess of retention basis. Through October 2005, the Insurance Group retained mortality risk up to a maximum of $15 million on single-life policies and $20 million on second-to-die policies with the excess 100% reinsured. In November 2005, the Insurance Group increased the retention on single life policies to $25 million and on second to die policies to $30 million with the excess 100% reinsured. For certain segments of its business, the Insurance Group ceded 50% of the business underwritten by AXA Equitable on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases. Likewise, certain risks that would otherwise be reinsured on a proportional basis have been retained.

        At December 31, 2005, the Company had reinsured in the aggregate approximately 29.7% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 74.8% of its current liability exposure resulting from the GMIB feature. See Note 9 of Notes to Consolidated Financial Statements.

        Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2005 and 2004 were $132.6 million and $90.0 million, respectively. The increase (decrease) in estimated fair value was $42.6 million, $61.0 million and $(91.0) million for 2005, 2004 and 2003, respectively.

        At December 31, 2005 and 2004, respectively, reinsurance recoverables related to insurance contracts amounted to $2.60 billion and $2.55 billion. Reinsurance payables related to insurance contracts totaling $39.7 million and $35.5 million are included in other liabilities in the consolidated balance sheets.

        The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $288.4 million and $381.1 million at December 31, 2005 and 2004, respectively.

        The Insurance Group also cedes a portion of its extended term insurance and paid up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

        In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves at December 31, 2005 and 2004 were $624.6 million and $653.0 million, respectively.

        The following table summarizes the effect of reinsurance (excluding group life and health):

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Direct premiums....................................   $       901.0      $       828.9       $      913.8
       Reinsurance assumed................................           170.1              191.2              153.2
       Reinsurance ceded..................................          (189.4)            (140.5)            (177.6)
                                                            -----------------  -----------------   -----------------
       Premiums...........................................   $       881.7      $       879.6       $      889.4
                                                            =================  =================   =================

       Universal Life and Investment-type Product
         Policy Fee Income Ceded..........................   $       169.3      $       134.8       $      100.3
                                                            =================  =================   =================
       Policyholders' Benefits Ceded......................   $       300.2      $       361.0       $      390.9
                                                            =================  =================   =================
       Interest Credited to Policyholders' Account
         Balances Ceded...................................   $        50.9      $        50.2       $       49.7
                                                            =================  =================   =================


13)     EMPLOYEE BENEFIT PLANS

        The Company (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. These pension plans are non-contributory and their benefits are based on a cash balance formula or, for certain participants, years of service and final average earnings, if greater, under certain grandfathering rules in the plans. AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein's benefits are based on years of credited service, average final base salary and primary social security benefits. The Company uses a December 31 measurement date for its pension and postretirement plans.

        Generally, the Company's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made cash contributions of $78.7 in 2005. No significant cash contributions to the Company's qualified plans are expected to be required to satisfy their minimum funding requirements for the year ended 2006.

        Components of net periodic pension expense follow:

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Service cost.......................................   $        36.0      $        34.6       $       31.8
       Interest cost on projected benefit obligations.....           123.7              121.9              122.6
       Expected return on assets..........................          (173.7)            (170.9)            (173.9)
       Net amortization and deferrals.....................            78.8               64.7               53.4
                                                            -----------------  -----------------   -----------------
       Net Periodic Pension Expense.......................   $        64.8      $        50.3       $       33.9
                                                            =================  =================   =================

        The projected benefit obligations under the pension plans were comprised of:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Benefit obligations, beginning of year.................................  $     2,212.0       $    2,013.3
       Service cost...........................................................           30.0               28.6
       Interest cost..........................................................          123.7              121.9
       Actuarial losses ......................................................          128.7              184.0
       Benefits paid..........................................................         (128.9)            (135.8)
                                                                               -----------------   -----------------
       Benefit Obligations, End of Year.......................................  $     2,365.5       $    2,212.0
                                                                               =================   =================

        The change in plan assets and the funded status of the pension plans was as follows:

                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       2005               2004
                                                                                  ----------------  -----------------
                                                                                            (IN MILLIONS)

       Plan assets at fair value, beginning of year.............................. $    2,126.7       $     2,015.1
       Actual return on plan assets..............................................        208.9               243.9
       Contributions.............................................................         78.5                11.4
       Benefits paid and fees....................................................       (135.6)             (143.7)
                                                                                  ----------------  -----------------
       Plan assets at fair value, end of year....................................      2,278.5             2,126.7
       Projected benefit obligations.............................................      2,365.5             2,212.0
                                                                                  ----------------  -----------------
       (Underfunding) excess of plan assets over projected benefit obligations...        (87.0)              (85.3)
       Unrecognized prior service cost...........................................        (24.4)              (29.8)
       Unrecognized net loss from past experience different
         from that assumed.......................................................        957.3               947.5
       Unrecognized net asset at transition......................................         (1.0)               (1.3)
                                                                                  ----------------  -----------------
       Prepaid Pension Cost, Net................................................. $      844.9       $       831.1
                                                                                  ================  =================

        The prepaid pension costs for pension plans with projected benefit obligations in excess of plan assets were $868.3 million and $852.4 million and the accrued liabilities for pension plans with accumulated benefit obligations in excess of plan assets were $23.4 million and $21.3 million at December 31, 2005 and 2004, respectively.

        The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets:

                                                                              DECEMBER 31,
                                                         ------------------------------------------------------------
                                                                   2005                             2004
                                                         --------------------------------  --------------------------
                                                                                 (IN MILLIONS)
                                                                ESTIMATED                       Estimated
                                                                FAIR VALUE           %          Fair Value      %
                                                         ------------------------- ------  ------------------ ------

       Corporate and government debt securities........    $       452.3           19.9    $      450.1       21.2
       Equity securities...............................          1,526.5           67.0         1,468.0       69.0
       Equity real estate .............................            221.8            9.7           192.8        9.1
       Short-term investments..........................             77.9            3.4            14.9         .7
       Other...........................................               -               -              .9          -
                                                         -------------------------         ------------------
       Total Plan Assets...............................    $     2,278.5                   $    2,126.7
                                                         =========================         ==================

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

        The assumed discount rates for measurement of the benefit obligations at December 31, 2005 and 2004 each reflect the rates at which pension benefits then could be effectively settled. Specifically at December 31, 2005, projected nominal cash outflows to fund expected annual benefits payments under the Company's qualified and non-qualified pension and postretirement benefit plans were discounted using a published high-quality bond yield curve. The discount rate of 5.25% disclosed below as having been used to measure the benefits obligation at December 31, 2005 represents the blended or level equivalent discount rate that produces the same present value measure of the benefits obligation as the aforementioned discounted cash flow analysis. This methodology is a refinement from that used at December 31, 2004 and years prior thereto for purpose of measuring the benefits obligation, for which the assumed discount rate was estimated by benchmarking off of a published long-term bond index determined to be consistent with the timing and amount of expected benefit payments. The following table discloses the weighted-average assumptions used to measure the Company's pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2005 and 2004.

                                                                                     AXA FINANCIAL GROUP
                                                                               --------------------------------
                                                                                   2005               2004
                                                                                   ----               ----
       Discount rate:
         Benefit obligation...............................................        5.25%              5.75%
         Periodic cost....................................................        5.75%              6.25%

       Rate of compensation increase:
         Benefit obligation and periodic cost.............................        6.00%              5.75%
       Expected long-term rate of return on plan assets (periodic cost)...        8.50%              8.50%

        As noted above, the pension plans' target asset allocation is 65% equities, 25% fixed maturities, and 10% real estate. Management reviewed the historical investment returns and future expectations of returns from these asset classes to conclude that a long-term expected rate of return of 8.5% is reasonable.

        The aggregate accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $66.9 million and $47.9 million at December 31, 2005 and $59.3 million and $40.7 million at December 31, 2004, respectively. The accumulated benefit obligation for all defined benefit pension plans was $2,289.9 million and $ 2,072.6 million at December 31, 2005 and 2004, respectively. The aggregate projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was $2,365.5 million at December 31, 2005 and $2,212.0 million at December 31, 2004.

        Prior to 1987, the pension plan funded participants' benefits through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $21.7 million, $23.2 million and $24.5 million for 2005, 2004 and 2003, respectively.

        The following table sets forth an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2006, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2005 and include benefits attributable to estimated future employee service.

                                              Pension Benefits
                                            --------------------
                                               (In Millions)

                  2006......................$      158.2
                  2007......................       169.1
                  2008......................       169.4
                  2009......................       172.5
                  2010......................       174.2
                 Years 2011 -2015...........       889.8


       The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare Part D that would go into effect in 2006 as well as a Federal subsidy to employers whose plans provide an "actuarially equivalent" prescription drug benefit. In 2005, following the issuance of regulations, management and its actuarial advisors concluded that the prescription drug benefits provided under the Company's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits. Consequently, the estimated subsidy has been reflected in measurements of the accumulated postretirement benefits obligations for these plans as of January 1, 2005, and the resulting aggregate reduction of $51.9 million is accounted for prospectively as an actuarial experience gain in accordance with FSP No. 106-2. The impact of the MMA, including the effect of the subsidy, resulted in a decrease in the annual net periodic postretirement benefits costs for 2005 of approximately $7.4 million.

       AllianceBernstein maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of the Company, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the AllianceBernstein Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, AllianceBernstein agreed to invest $96.0 million per annum for three years to fund purchases of AllianceBernstein Holding units or an AllianceBernstein sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them. The Company has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $186.2 million, $146.7 million and $124.2 million for 2005, 2004 and 2003, respectively (including $29.1 million, $61.3 million and $85.1 million for 2005, 2004 and 2003, respectively, relating to the Bernstein deferred compensation plan).

14)     DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

        Derivatives
        -----------

        The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and certain equity exposures and to reduce the Insurance Group's exposure of interest rate fluctuations. Various derivative instruments are used to achieve these objectives, including interest rate floors and interest rate swaps. In addition, the Company periodically enters into futures contracts to hedge certain equity exposures, including the program to hedge certain risks associated with the GMDB/GMIB features of the Accumulator series of annuity products. At December 31, 2005, the Company's outstanding equity-based futures contracts were exchanged-traded and net settled each day. Also, the Company has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in annuity contracts issued by the Company. See Note 12 to Notes to Consolidated Financial Statements.

        Margins on individual insurance and annuity contracts are affected by interest rate fluctuations. If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. In addition, policies are subject to minimum rate guarantees. To hedge exposure to lower interest rates, the Company has used interest rate floors. At December 31, 2005 and 2004, respectively the outstanding 0notional amount of interest rate floors was $24.0 billion and $12.0 billion. For 2005 and 2004, respectively, net unrealized losses of $3.7 million and $3.9 million were recognized from floor contracts. These derivatives do not qualify for hedge accounting treatment under GAAP.

        The Company issues certain variable annuity products with GMDB and GMIB features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in GMIB benefits, in the event of election, being higher than what accumulated policyholders account balances would support. The Company initiated a dynamic hedging program in the third quarter 2003, utilizing exchange traded futures contracts, to hedge certain risks associated with the GMDB feature of certain annuity products with a total account value of $29,290 million at December 31, 2005 and, in 2004, initiated a similar program to hedge certain risks associated with the GMIB feature of certain annuity products with a total account value of $14,164 million at December 31, 2005. The futures contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements. AXA Financial Group retains basis risk and risk associated with actual versus expected assumptions for mortality, lapse and election rate. This program does not qualify for hedge accounting treatment under GAAP. At December 31, 2005, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000 and NASDAQ 100 indices, having aggregate notional totals of $1,848.0 million and initial margin requirements of $99.4 million. Contracts are net settled daily. At December 31, 2005, the Company had open exchange-traded futures positions on the 10-year U.S. Treasury Note, having aggregate notional totals $286.6 million and initial margin requirements of $5.0 million. Contracts are net settled daily. For 2005 and 2004, net realized gains (losses) of $(140.9) million and $(63.1) million and net unrealized gains (losses) of $59.2 million and (20.6) million were recognized from futures contracts utilized in this program and were partially offset by similar declines in the GMDB and GMIB reserve. AXA Equitable is exposed to equity market fluctuations through investments in its variable annuity Separate Accounts. In 2005, AXA Equitable initiated a program utilizing exchange traded equity futures designed to minimize such risk. At December 31, 2005, AXA Equitable had open exchange-traded futures positions with an aggregate notional amount of $73.3 million and an initial margin requirement of $4.0 million.

        The Company is exposed to counterparty risk attributable to hedging transactions entered into with counterparties. Exposure to credit risk is controlled with the respect to each counterparty through a credit appraisal and approval process. Each counterparty is currently rated 1 by the National Association of Insurance Commissioners ("NAIC").

        All derivatives outstanding at December 31, 2005 and 2004 are recognized on the balance sheet at their fair values. The outstanding notional amounts of derivative financial instruments purchased and sold were:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2005                2004
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)

       Notional Amount by Derivative Type:
          Options:
              Floors..........................................................  $    24,000         $   12,000
              Exchange traded U.S. Treasuries and equity index futures........        2,208              1,113
                                                                               -----------------   -----------------
          Total...............................................................  $    26,208         $   13,113
                                                                               =================   =================

        At December 31, 2005 and 2004 and during the years then ended, there were no hybrid instruments that required bifurcation of an embedded derivative component under the provisions of SFAS No. 133.

        All gains and losses on derivative financial instruments utilized by the Company in 2005, 2004 and 2003 were reported in earnings. None of the derivatives were designated as qualifying hedges under SFAS No. 133. For 2005, 2004 and 2003, respectively, investment results on derivative positions, principally in Net investment income, included gross gains of $84.2 million, $26.2 million and $0.6 million and gross losses of $169.7 million, $114.2 million and $42.6 million that were recognized.

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

        Certain financial instruments are excluded, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2005 and 2004.

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

        The carrying value and estimated fair value for financial instruments not previously disclosed in Notes 3, 7, 8 and 10 of Notes to Consolidated Financial Statements are presented below:

                                                                           DECEMBER 31,
                                                --------------------------------------------------------------------
                                                             2005                                2004
                                                --------------------------------   ---------------------------------
                                                   CARRYING        ESTIMATED          Carrying         Estimated
                                                    VALUE          FAIR VALUE          Value          Fair Value
                                                ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)

       Consolidated:
       -------------
       Mortgage loans on real estate..........   $    3,233.9     $     3,329.0     $    3,131.9     $     3,321.4
       Other limited partnership interests....          937.3             937.3            891.0             891.0
       Policy loans...........................        3,824.2           4,245.6          3,831.4           4,358.2
       Policyholders liabilities:
         Investment contracts.................       18,021.0          18,289.1         17,755.5          18,175.5
       Long-term debt.........................          207.4             240.2            607.3             665.9

       Closed Block:
       -------------
       Mortgage loans on real estate..........   $      930.3     $       957.7     $    1,098.8     $     1,162.9
       Other equity investments...............            3.3               3.3              3.8               3.8
       Policy loans...........................        1,284.4           1,454.1          1,322.5           1,535.4
       SCNILC liability.......................           11.4              11.6             13.1              13.1

       Wind-up Annuities:
       ------------------
       Mortgage loans on real estate..........   $        6.7     $         7.1     $       21.4     $        23.1
       Other equity investments...............            3.1               3.1              4.4               4.4
       Guaranteed interest contracts..........            6.5               6.4              6.8               6.8
       Long-term debt.........................          101.7             101.7            101.7             101.7


15)     COMMITMENTS AND CONTINGENT LIABILITIES

        In addition to its debt and lease commitments discussed in Notes 10 and 17 of Notes to Consolidated Financial Statements, from time to time, the Company has provided certain guarantees or commitments to affiliates, investors and others. At December 31, 2005, these arrangements included commitments by the Company to provide equity financing of $465.2 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

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

        The Company had $60.5 million of undrawn letters of credit related to reinsurance at December 31, 2005. AXA Equitable had $46.9 million in commitments under existing mortgage loan agreements at December 31, 2005.

        In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCB LLC incurred in the ordinary course of its business in the event SCB LLC is unable to meet these obligations. At December 31, 2005, AllianceBernstein was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

16)     LITIGATION

        A number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable,and AXA Life, like other life and health insurers, from time to time are involved in such litigations.

        In October 2000, an action entitled AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP V. AXA CLIENT SOLUTIONS, LLC; THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES; AND AXA FINANCIAL, INC. was commenced in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants, in connection with certain annuities issued by AXA Equitable (i) breached an agreement with the plaintiffs involving the execution of subaccount transfers, and
        (ii) wrongfully withheld withdrawal charges in connection with the termination of such annuities. Plaintiffs seek substantial lost profits and injunctive relief, punitive damages and attorneys' fees. Plaintiffs also seek return of the withdrawal charges. In March 2001, plaintiffs filed an amended complaint. The District Court granted defendants' motion to dismiss AXA Client Solutions and AXA Financial from the amended complaint, and dismissed the conversion claims in June 2001. In July 2004, the court dismissed EMERALD's complaint for lack of subject matter (diversity) jurisdiction. In June 2004, Emerald filed a new complaint that was substantially similar to the complaint filed in the dismissed action against AXA Equitable, AXA Client Solutions, LLC, and AXA Financial in the United States District Court for the Northern District of Illinois. In July 2004, EMERALD filed an amended complaint and AXA Equitable filed a partial motion to dismiss the amended complaint, which was granted. In September 2004, the Court granted EMERALD's motion to dismiss several affirmative defenses asserted by AXA Equitable. In December 2005, the Court granted summary judgment on liability with respect to three of EMERALD's causes of action. In January 2006, AXA Equitable filed a motion for reconsideration. While the monetary damages sought by plaintiffs, if awarded, could have a material adverse effect on the consolidated financial position and results of operations of the Company, management believes that the ultimate resolution of this litigation should not have a material adverse effect on the Company's consolidated financial position.

        After the District Court denied defendants' motion to assert certain defenses and counterclaims in AMERICAN NATIONAL BANK, AXA Equitable commenced a separate action, in December 2001, entitled THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES V. AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, AS TRUSTEE F/B/O EMERALD INVESTMENTS LP AND EMERALD INVESTMENTS LP, in the United States District Court for the Northern District of Illinois. The complaint arises out of the same facts and circumstances as described in American National Bank. AXA Equitable's complaint alleges common law fraud and equitable rescission in connection with certain annuities issued by AXA Equitable. AXA Equitable seeks unspecified money damages, rescission, punitive damages and attorneys' fees. Defendants' counterclaims, filed in March 2002, allege common law fraud, violations of the Federal and Illinois Securities Acts and violations of the Illinois and New York Consumer Fraud Acts. Defendants seek unspecified money damages, punitive damages and attorneys' fees. In May 2002, the District Court granted in part and denied in part AXA Equitable's motion to dismiss defendants' counterclaims, dismissing defendants' Illinois Securities Act and New York Consumer Fraud Act claims. In September 2004, the court granted AXA Equitable's motion to dismiss this action and retained jurisdiction over EMERALD's counterclaims in the action.

        In January 2004, DH2, Inc., an entity related to Emerald Investments LP filed a lawsuit in the United States District Court for the Northern District of Illinois against AXA Equitable and EQ Advisors Trust ("EQAT"), asserting claims for breach of contract and breach of fiduciary duty, claims under the Federal securities laws, and misappropriation of trade secrets. The complaint alleges that AXA Equitable and EQAT wrongfully misappropriated DH2, Inc.'s confidential and proprietary information to implement fair value pricing of securities within the subaccounts of DH2, Inc.'s variable annuity, which diminished the profitability of its proprietary trading strategy. The complaint also alleges that AXA Equitable and EQAT implemented fair value pricing for an improper purpose and without adequate disclosure. The complaint further alleges that AXA Equitable and EQAT are not permitted to implement fair value pricing of securities. In July 2004, DH2 filed an amended complaint adding the individual trustees of EQAT as defendants. In March 2005, the Court granted all defendants' motion to dismiss, dismissing DH2's claims for alleged violations of the Investment Company Act of 1940, as amended (the "Investment Company Act") with prejudice and dismissing the remaining claims without prejudice on the ground that DH2 failed to state a claim under the Federal securities laws. In April 2005, DH2 filed a second amended complaint, which alleges claims substantially similar to those included in the original amended complaint. In December 2005, the court granted in part and denied in part, defendant's motion to dismiss the second amended complaint.

        A putative class action entitled STEFANIE HIRT, ET AL. V. THE EQUITABLE RETIREMENT PLAN FOR EMPLOYEES, MANAGERS AND AGENTS, ET AL. was filed in the District Court for the Southern District of New York in August

        2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". The complaint challenges the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs allege that the change to the cash balance formula violates ERISA by reducing the rate of accruals based on age, failing to comply with ERISA's notice requirements and improperly applying the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violates ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. In April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violates ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim has been dismissed. In March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula. In July 2004, the parties filed cross motions for summary judgment asking the court to find in their respective favors on plaintiffs' claim that (1) the cash balance formula of the retirement plan violates ERISA's age discrimination provisions and (2) the notice of plan amendment distributed by AXA Equitable violated ERISA's notice rules. Following a hearing on the motions, the court ordered a limited amount of additional discovery to be conducted followed by a subsequent hearing. In April 2005, the Court denied the cross motions for summary judgment without prejudice. In July 2005, the parties refiled cross motions for summary judgment, and an evidentiary hearing was held in August 2005 on one of the claims.

        In January 2003, a putative class action entitled BERGER ET AL. V. AXA NETWORK, LLC AND THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES was commenced in the United States District Court for the Northern District of Illinois by two former agents on behalf of themselves and other similarly situated present, former and retired agents who, according to the complaint, "(a) were discharged by Equitable Life from `statutory employee status' after January 1, 1999, because of Equitable Life's adoption of a new policy stating that in any given year, those who failed to meet specified sales goals during the preceding year would not be treated as `statutory employees,' or (b) remain subject to discharge from `statutory employee' status based on the policy applied by Equitable Life". The complaint alleges that the company improperly "terminated" the agents' full-time life insurance salesman statutory employee status in or after 1999 by requiring attainment of minimum production credit levels for 1998, thereby making the agents ineligible for benefits and "requiring" them to pay Self-Employment Contribution Act taxes. The former agents, who assert claims for violations of ERISA and 26 U.S.C. 3121, and breach of contract, seek declaratory and injunctive relief, plus restoration of benefits and an adjustment of their benefit plan contributions and payroll tax withholdings. In July 2003, the United States District Court for the Northern District of Illinois granted in part and denied in part AXA Equitable's motion to dismiss the complaint. AXA Equitable has answered plaintiffs' remaining claim for violation of ERISA. In March 2004, the District Court entered an order certifying a class consisting of "[a]ll present, former and retired Equitable agents who (a) lost eligibility for benefits under any Equitable ERISA plan during any period on or after January 1, 1999 because of the application of the policy adopted by Equitable of using compliance with specified sales goals as the test of who was a "full time life insurance salesman" and thereby eligible for benefits under any such plan, or (b) remain subject to losing such benefits in the future because of the potential application to them of that policy". In May 2005, the Court granted AXA Equitable's motion for summary judgment and dismissed the remaining claim of violation of ERISA. In May 2005, the plaintiffs filed an appeal to the 7th Circuit Court of Appeals.

        In September 2004, a petition for appraisal entitled CEDE & CO. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by an alleged former MONY stockholder. The petition seeks a judicial appraisal of the value of the MONY shares held by former MONY stockholders holding approximately 3.6 million shares of MONY common stock who demanded appraisal pursuant to Section 262 of the General Corporation Law of the State of Delaware and have not withdrawn their demands. The parties are engaged in discovery. On or about November 4, 2004, a petition for appraisal entitled HIGHFIELDS CAPITAL LTD. V. AXA FINANCIAL, INC. was filed in the Delaware Court of Chancery by another alleged former MONY stockholder.

        The relief sought by the Highfields Capital petition is substantially identical to that sought pursuant to the Cede & Co. petition. The parties are engaged in discovery. In February 2005, the Delaware Court of Chancery consolidated the two actions for all purposes.

        In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that AXA Equitable uses stale prices for the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that AXA Equitable's use of stale pricing diluted the returns of the purported class. The complaint also alleges that AXA Equitable breached its fiduciary duty to the class by allowing market timing in general within AXA Equitable's variable insurance products, thereby diluting the returns of the class. In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing related litigation is pending. In June 2005, plaintiff filed an amended complaint. In July 2005, AXA Equitable filed a motion to dismiss the amended complaint, which is pending.

        ALLIANCE LITIGATION

        In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein. The principal allegations of the Enron Complaint, as they pertain to AllianceBernstein, are that AllianceBernstein violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act") with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege the registration statement was materially misleading and that Frank Savage, a director of Enron, who was at that time an employee of AllianceBernstein and a director of the general partner of AllianceBernstein (the "General Partner"), signed the registration statement at issue. Plaintiffs therefore assert that AllianceBernstein is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. In June 2002, AllianceBernstein moved to dismiss the Enron Complaint as the allegations therein pertain to it. In March 2003, that motion was denied. In May 2003, a First Amended Consolidated Complaint, with substantially identical allegations as to AllianceBernstein, was filed. AllianceBernstein filed its answer in June 2003. In May 2003, plaintiffs filed an Amended Motion For Class Certification. In October 2003, following the completion of class discovery, AllianceBernstein filed its opposition to class certification. AllianceBernstein's motion is pending. The case is currently in discovery.

        In September 2002, a complaint entitled LAWRENCE E. JAFFE PENSION PLAN, LAWRENCE E. JAFFE TRUSTEE U/A 1198 V. ALLIANCE CAPITAL MANAGEMENT L.P., ALFRED HARRISON AND ALLIANCE PREMIER GROWTH FUND, INC. ("JAFFE COMPLAINT") was filed in the United States District Court for the Southern District of New York against AllianceBernstein, Alfred Harrison (a former director) and the AllianceBernstein Premier Growth Fund (now known as the AllianceBernstein Large Cap Growth Fund "Large Cap Growth Fund") alleging violation of the Investment Company Act. Plaintiff seeks damages equal to Large Cap Growth Fund's losses as a result of Large Cap Growth Fund's investment in shares of Enron and a recovery of all fees paid by Large Cap Growth Fund to AllianceBernstein beginning November 1, 2000. In March 2003, the court granted AllianceBernstein's motion to transfer the JAFFE COMPLAINT to the United States District Court for the District of New Jersey for coordination with the now dismissed BENAK V. ALLIANCE CAPITAL MANAGEMENT L.P. AND ALLIANCE PREMIER GROWTH FUND action then pending. In December 2003, plaintiff filed an amended complaint ("AMENDED JAFFE COMPLAINT") in the United States District Court for the District of New Jersey. The AMENDED JAFFE COMPLAINT alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the AMENDED JAFFE COMPLAINT alleges that (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Large Cap Growth Fund by causing Large Cap Growth Fund to invest in the securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and
        (iii) through prospectuses and other documents, defendants misrepresented material facts related to Large Cap Growth Fund's investment objective and policies. In January 2004, defendants moved to dismiss the AMENDED JAFFE COMPLAINT. In May 2005, the court granted defendant's motion and dismissed the case on the ground that plaintiff failed to make a demand on the Large Cap Growth Fund's Board of Directors ("LCG Board") pursuant to Rule 23.1 of the Federal Rules of Civil Procedure. Plaintiff's time to file an appeal has expired. In June 2005, plaintiff made a demand on the LCG Board, requesting that the LCG Board take action against AllianceBernstein for the reasons set forth in the AMENDED JAFFE COMPLAINT. In December 2005, the LCG Board rejected plaintiff's demand.

        In December 2002, a putative class action complaint entitled PATRICK J. GOGGINS ET AL. V. ALLIANCE CAPITAL MANAGEMENT L.P. ET AL. ("GOGGINS COMPLAINT") was filed in the United States District Court for the Southern District of New York against AllianceBernstein, Large Cap Growth Fund and individual directors and certain officers of Large Cap Growth Fund. In August 2003, the court granted AllianceBernstein's motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. In December 2003, plaintiffs filed an amended complaint ("AMENDED GOGGINS COMPLAINT") in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Large Cap Growth Fund's registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the AMENDED GOGGINS COMPLAINT alleges that the Large Cap Growth Fund's investment in Enron was inconsistent with the Large Cap Growth Fund's stated strategic objectives and investment strategies. Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Large Cap Growth Fund during the period October 31, 2000 through February 14, 2002. In January 2004, AllianceBernstein moved to dismiss the AMENDED GOGGINS COMPLAINT. In December 2004, the court granted AllianceBernstein's motion and dismissed the case. In January 2005, plaintiffs appealed the court's decision. In January 2006, the U.S. Court of Appeals for the Third Circuit affirmed the dismissal. Plaintiffs' time to seek further review of the court's decision expires on April 13, 2006.

        In October 2003, a purported class action complaint entitled ERB ET AL.
        V. ALLIANCE CAPITAL MANAGEMENT L.P. ("ERB COMPLAINT") was filed in the Circuit Court of St. Clair County, Illinois against AllianceBernstein. Plaintiff, purportedly a shareholder in the Large Cap Growth Fund, alleged that AllianceBernstein breached unidentified provisions of Large Cap Growth Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund's portfolio must be a "1-rated" stock, the highest rating that AllianceBernstein's research analysts could assign. Plaintiff alleges that AllianceBernstein impermissibly purchased shares of stocks that were not 1-rated. In June 2004, plaintiff filed an amended complaint ("AMENDED ERB COMPLAINT") in the Circuit Court of St. Clair County, Illinois. The AMENDED ERB COMPLAINT allegations are substantially similar to those contained in the previous complaint, however, the AMENDED ERB COMPLAINT adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by AllianceBernstein's Large Cap Growth Team. The AMENDED ERB COMPLAINT alleges that AllianceBernstein breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks AllianceBernstein made for Large Cap Growth Fund and other Large Cap Growth Team clients' portfolios over the past eight years, as well as an unspecified amount of damages. In July 2004, AllianceBernstein removed the ERB action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs' claims are preempted under the Securities Litigation Uniform Standards Act. In August 2004, the District Court remanded the action to the Circuit Court. In September 2004, AllianceBernstein filed a notice of appeal with respect to the District Court's order. In December 2004, plaintiffs moved to dismiss AllianceBernstein's appeal. In September 2005, AllianceBernstein's appeal was denied.

        Market Timing-Related Matters

        In October 2003, a purported class action complaint entitled HINDO, ET AL. V. ALLIANCEBERNSTEIN GROWTH & INCOME FUND ET AL. ("HINDO COMPLAINT") was filed against AllianceBernstein, AllianceBernstein Holding, the General Partner, AXA Financial, the U.S. Funds, the registrants and issuers of those funds, certain officers of AllianceBernstein (the "AllianceBernstein defendants"), and certain other unaffiliated defendants, as well as unnamed Doe defendants. The HINDO COMPLAINT was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The HINDO COMPLAINT alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

        Since October 2003, forty-three additional lawsuits making factual allegations generally similar to those in the HINDO COMPLAINT were filed in various Federal and state courts against AllianceBernstein and certain other defendants, and others may be filed. Such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974,as amended ("ERISA"), certain state securities statutes and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to Federal court.

        In February 2004, the Judicial Panel on Multidistrict Litigation ("MDL Panel") transferred all Federal actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). All of the actions removed to the Federal court also were transferred to the Mutual Fund MDL. The plaintiffs in the removed actions have since moved for remand, and that motion is pending.

        In September 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of AllianceBernstein Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order and the NYAG Assurance of Discontinuance (the "NYAG AoD"). The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between AllianceBernstein and the U.S. Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by AllianceBernstein. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous Federal lawsuits. All of these lawsuits seek an unspecified amount of damages.

        In February 2004, AllianceBernstein received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia ("WV Securities Commissioner") (subpoena and request together, the "Information Requests"). Both Information Requests required AllianceBernstein to produce documents concerning, among other things, any market timing or late trading in its sponsored mutual funds. AllianceBernstein responded to the Information Requests and has been cooperating fully with the investigation.

        In April 2005, a complaint entitled THE ATTORNEY GENERAL OF THE STATE OF WEST VIRGINIA V. AIM ADVISORS, INC., ET AL. ("WVAG COMPLAINT") was filed against AllianceBernstein, AllianceBernstein Holding, and various other unaffiliated defendants. The WVAG COMPLAINT was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG COMPLAINT makes factual allegations generally similar to those in the HINDO COMPLAINT. In May 2005, defendants removed the WVAG COMPLAINT to the U.S. District Court for the Northern District of West Virginia. In July 2005, plaintiff moved to remand. In October 2005, the WVAG Complaint was transferred to the Mutual Fund MDL. In August 2005, the WV Securities Commissioner signed a "Summary Order to Cease and Desist, and Notice of Right to Hearing" addressed to AllianceBernstein and AllianceBernstein Holding. The Summary Order claims that AllianceBernstein and AllianceBernstein Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. In January 2006, AllianceBernstein, AllianceBernstein Holding and various unaffiliated defendants filed a Petition for Writ of Prohibition and Order Suspending Proceedings in West Virginia state court seeking to vacate the Summary Order and for other relief.

        AXA Financial, AXA S.A. and AXA Equitable are named as defendants in the mutual fund shareholder complaint and the AllianceBernstein Holding unitholder derivative complaint. Claims have been asserted against all these companies that include both control person and direct liability. AXA Financial is named as a defendant in the mutual fund complaint and the ERISA complaint. As previously disclosed, AllianceBernstein recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund and certain other matters. During 2005, AllianceBernstein paid $8 million related to market timing and has cumulatively paid $310 million related to these matters (excluding the WVAG COMPLAINT-related expenses).

        Revenue Sharing-Related Matters

        In June 2004, a purported class action complaint entitled AUCOIN, ET AL.
        V. ALLIANCE CAPITAL MANAGEMENT L.P., ET AL. ("AUCOIN COMPLAINT") was filed against AllianceBernstein, AllianceBernstein Holding, the General Partner, AXA Financial, AllianceBernstein Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The

        AUCOIN COMPLAINT names the U.S. Funds as nominal defendants. The AUCOIN COMPLAINT was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The AUCOIN COMPLAINT alleges, among other things,
        (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The AUCOIN COMPLAINT asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

        Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the AUCOIN COMPLAINT were filed against AllianceBernstein and certain other defendants. All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of U.S. Funds.

        In February 2005, plaintiffs filed a consolidated amended class action complaint (the "AUCOIN CONSOLIDATED AMENDED COMPLAINT") that asserts claims substantially similar to the AUCOIN COMPLAINT and the nine additional lawsuits referenced above. In October 2005, the District Court dismissed each of the claims set forth in the AUCOIN CONSOLIDATED AMENDED COMPLAINT, except for plaintiffs' claim under Section 36(b) of the Investment Company Act. In January 2006, the District Court granted defendants' motion for reconsideration and dismissed the remaining claim under Section 36(b) of the Investment Company Act. Plaintiffs have moved for leave to amend their consolidated complaint.

                       -----------------------------------

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

17)     LEASES

        The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under noncancelable operating leases for 2006 and the four successive years are $160.6 million, $153.3 million, $145.1 million, $130.9 million, $126.4 million and $647.0 million thereafter. Minimum future sublease rental income on these noncancelable operating leases for 2006 and the four successive years is $5.4 million, $3.8 million, $3.1 million, $2.5 million, $2.5 million and $15.8 million thereafter.

        At December 31, 2005, the minimum future rental income on noncancelable operating leases for wholly owned investments in real estate for 2006 and the four successive years is $104.1 million, $105.4 million, $113.8 million, $112.6 million, $112.6 million and $997.9 million thereafter.

        The Company has entered into capital leases for certain information technology equipment. Future minimum payments under noncancelable capital leases for 2006 and the four successive years are $0.5 million, $0.5 million, $0.3 million and $0.2 million.

18)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent; pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $511.1 million during 2006. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2005, 2004 and 2003, the Insurance Group statutory net income totaled $780.4 million, $571.4 million and $549.4 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $6,241.7 million and $5,201.5 million at December 31, 2005 and 2004, respectively. In 2005, 2004 and 2003, respectively, AXA Equitable paid shareholder dividends of $500.00 million, $500.0 million and $400.0 million.

        At December 31, 2005, the Insurance Group, in accordance with various government and state regulations, had $27.5 million of securities deposited with such government or state agencies.

        At December 31, 2005 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2005.

        Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles ("SAP") and total shareholder's equity under GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders' account balances under SAP differ from GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, income taxes are provided on the basis of amounts currently payable with provisions made for deferred amounts that reverse within one year while under GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in GAAP; (i) computer software development costs are capitalized under GAAP but expensed under SAP; and
        (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under GAAP.

        The following reconciles the Insurance Group's statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by the NYID with net earnings and equity on a GAAP basis.

                                                                  2005               2004                2003
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Net change in statutory surplus and
         capital stock....................................   $       779.6      $       196.8       $       43.4
       Change in AVR......................................           260.6              528.1              152.2
                                                            -----------------  -----------------   -----------------
       Net change in statutory surplus, capital stock
         and AVR..........................................         1,040.2              724.9              195.6
       Adjustments:

         Future policy benefits and policyholders'
           account balances...............................           (51.9)            (398.8)            (245.7)
         DAC..............................................           598.0              529.2              556.1
         Deferred income taxes............................           227.6              122.5               30.9
         Valuation of investments.........................            40.0               10.1               39.6
         Valuation of investment subsidiary...............        (1,278.3)            (460.3)            (321.6)
         Change in fair value of guaranteed minimum
            income benefit reinsurance contracts..........            42.6               61.0              (91.0)
         Shareholder dividends paid.......................           500.0              500.0              400.0
         Changes in non-admitted assets...................              .5              (74.7)             (35.1)
         Other, net.......................................           (75.8)             (98.9)              (2.1)
         GAAP adjustments for Wind-up Annuities...........            30.9               14.9               (2.3)
                                                            -----------------  -----------------   -----------------
       Net Earnings of the Insurance Group................   $     1,073.8      $       929.9       $      524.4
                                                            =================  =================   =================


                                                                                  DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2005               2004                2003
                                                            -----------------  -----------------   ------------------
                                                                                 (IN MILLIONS)

       Statutory surplus and capital stock................   $     5,111.1      $     4,331.5       $    4,134.7
       AVR................................................         1,130.6              870.0              341.9
                                                            -----------------  -----------------   ------------------
       Statutory surplus, capital stock and AVR...........         6,241.7            5,201.5            4,476.6
       Adjustments:

         Future policy benefits and policyholders'
           account balances...............................        (1,934.0)          (1,882.1)          (1,483.3)
         DAC..............................................         7,557.3            6,813.9            6,290.4
         Deferred income taxes............................        (1,294.6)          (1,770.4)          (1,729.8)
         Valuation of investments.........................         1,281.6            2,237.6            2,196.3
         Valuation of investment subsidiary...............        (3,251.6)          (1,973.3)          (1,513.0)
         Fair value of guaranteed minimum income
            benefit reinsurance contracts.................           132.6               90.0               29.0
         Non-admitted assets..............................         1,056.0            1,055.5            1,130.2
         Issuance of surplus notes........................          (524.8)            (599.7)            (599.6)
         Other, net.......................................           258.3              147.9               77.7
         GAAP adjustments for Wind-up Annuities...........           (80.6)             (96.4)            (103.9)
                                                            -----------------  -----------------   ------------------
       Equity of the Insurance Group......................   $     9,441.9      $     9,224.5       $    8,770.6
                                                            =================  =================   ==================


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

        The Investment Services segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein provides diversified investment management and related services globally to a broad range of clients including: (a) institutional clients, including pension funds, endowment funds and domestic and foreign financial institutions and governments, (b) private clients, including high net worth individuals, trusts and estates, charitable foundations and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles, (c) individual investors, principally through a broad line of mutual funds, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and other services. This segment also includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

        Intersegment investment advisory and other fees of approximately $123.7 million, $118.4 million and $103.0 million for 2005, 2004 and 2003, respectively, are included in total revenues of the Investment Services segment.

        The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                  2005               2004               2003
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)

       SEGMENT REVENUES:
       Insurance..........................................   $     5,771.2      $      5,447.7     $     4,734.4
       Investment Services................................         3,265.0             3,031.5           2,738.5
       Consolidation/elimination..........................           (84.7)              (82.8)            (70.4)
                                                            -----------------  -----------------  ------------------
       Total Revenues.....................................   $     8,951.5      $      8,396.4     $     7,402.5
                                                            =================  =================  ==================

       SEGMENT EARNINGS FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES AND MINORITY INTEREST:
       Insurance..........................................   $     1,120.8      $        946.3     $       631.6
       Investment Services................................           924.2               728.8             318.6
       Consolidation/elimination..........................              -                  (.9)               -
                                                            -----------------  -----------------  ------------------
       Total Earnings from Continuing Operations
          before Income Taxes and Minority Interest.......   $     2,045.0      $      1,674.2     $       950.2
                                                            =================  =================  ==================


                                                                                 DECEMBER 31,
                                                            --------------------------------------------------------
                                                                  2005               2004               2003
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)

       SEGMENT ASSETS:
       Insurance..........................................   $   118,803.7      $    110,141.1     $    98,822.1
       Investment Services................................        15,161.4            14,326.3          15,410.1
       Consolidation/elimination..........................             2.0                26.7              33.1
                                                            -----------------  -----------------  ------------------
       Total Assets.......................................   $   133,967.1      $    124,494.1     $   114,265.3
                                                            =================  =================  ==================

20)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2005 and 2004 are summarized below:

                                                                    THREE MONTHS ENDED
                                       ------------------------------------------------------------------------------
                                           MARCH 31           JUNE 30           SEPTEMBER 30          DECEMBER 31
                                       -----------------  -----------------   ------------------   ------------------
                                                                       (IN MILLIONS)

       2005
       ----
       Total Revenues................   $     2,212.5      $     2,224.2       $    2,151.4         $    2,363.4
                                       =================  =================   ==================   ==================

       Earnings from Continuing
         Operations..................   $       265.1      $       278.5       $      281.6         $      233.4
                                       =================  =================   ==================   ==================

       Net Earnings..................   $       265.0      $       278.6       $      296.8         $      233.4
                                       =================  =================   ==================   ==================

       2004
       ----
       Total Revenues................   $     2,131.8      $     2,027.0       $    2,100.4         $    2,165.7
                                       =================  =================   ==================   ==================

       Earnings from
         Continuing Operations.......   $       227.4      $       269.3       $      204.6         $      192.5
                                       =================  =================   ==================   ==================

       Net Earnings..................   $       226.6      $       270.5       $      220.2         $      212.6
                                       =================  =================   ==================   ==================



21)     ACCOUNTING FOR SHARE-BASED COMPENSATION

        AXA Financial sponsors a stock incentive plan for employees of AXA Equitable. AllianceBernstein sponsors its own stock option plans for certain employees.

        In January 2001, certain employees exchanged AXA ADR options for tandem Stock Appreciation Rights and at-the-money AXA ADR options of equivalent intrinsic value. The maximum obligation for the Stock Appreciation Rights is $73.3 million, based upon the underlying price of AXA ADRs at January 2, 2001. The Company recorded an increase in the Stock Appreciation Rights liability of $31.2 million, $14.3 million and $12.0 for 2005, 2004 and 2003, respectively, primarily reflecting the variable accounting for the Stock Appreciation Rights based on the change in the market value of AXA ADRs in 2005, 2004 and 2003. At December 31, 2005, the Stock Appreciation Rights liability was $50.9 million.

        The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Accordingly, no compensation expense for employee stock option awards is recognized in the consolidated statements of earnings for the years 2005, 2004, and 2003, respectively, as all are for a fixed number of shares and their exercise price equals the market value of the underlying shares on the date of grant. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by AXA Financial Group under the fair-value-based method of SFAS No. 123.

                                                                  2005               2004                 2003
                                                            -----------------  -----------------   -------------------
                                                                                  (IN MILLIONS)

       Net income, as reported............................   $     1,073.8      $       929.9       $      524.4
       Less: total stock-based employee compensation
          expense determined under fair value method for
          all awards, net of income tax benefit...........           (23.2)             (21.4)             (35.8)
                                                            -----------------  -----------------   -------------------
       Pro Forma Net Earnings.............................   $     1,050.6      $       908.5       $      488.6
                                                            =================  =================   ===================

        For purpose of preparing the SFAS 123 pro-forma disclosures above, the Black-Scholes-Merton formula was used by the Company to estimate the fair values of the option awards. Shown below are the relevant input assumptions used to derive those values. For the 2005 awards of options to purchase AXA ordinary shares and AXA ADRs, implied volatilities were considered in determining the stock price volatility assumption and the expected dividend was calculated as a yield. With respect to the valuation of options to purchase AXA ADRs, these methodologies each constitute a change in accounting estimate. The assumptions applied in previous years primarily considered historical realized stock price volatility and defined the expected dividend as an annual amount. These changes are consistent with the fair value measurement objectives of SFAS Nos. 123 and 123(R) and, accordingly, will be applied prospectively in determining the fair values of employee stock options to be measured and accounted for in accordance with SFAS 123(R).

                                         AXA              AXA Financial            AllianceBernstein
                                     ----------- -----------------------------  ------------------------
                                        2005       2005       2004       2003     2005     2004   2003
                                     ----------- ---------- ---------- -------  -------- ------- -------

       Dividend yield..............     3.15%      3.01%      2.24%     2.48%     6.2%     3.5%   6.1%

       Expected volatility.........      25%        25%        43%       46%       31%      32%    32%

       Risk-free interest rate.....     3.09%      4.27%      2.86%     2.72%     3.7%     4.0%   3.0%

       Expected life in years......       5          5          5         5        3        5       5

       Weighted average fair
         value per option at
         grant date................     $4.30      $4.85      $6.94     $4.39     $7.04    $8.00  $5.96


        A summary of the activity in the option shares of AXA Financial and AllianceBernstein's option plans follows, including information about options outstanding and exercisable at December 31, 2005. In addition to the activity presented below, approximately 3.5 million options to purchase AXA ordinary shares were granted on March 29, 2005 under the Stock Option Plan at an exercise price of 20.87 euros. These awards have a contractual life of 10 years; none are exercisable at December 31, 2005.

                                                       AXA FINANCIAL                      ALLIANCEBERNSTEIN
                                             -----------------------------------   ---------------------------------
                                                                   WEIGHTED                            WEIGHTED
                                                                    AVERAGE                            AVERAGE
                                                  AXA ADRS         EXERCISE            UNITS           EXERCISE
                                               (IN MILLIONS)         PRICE         (IN MILLIONS)        PRICE
                                             ------------------ ----------------   --------------- -----------------

       Balance at January 1, 2003.......          35.3              $25.14              16.4           $34.92
         Granted........................           9.1              $12.60                .1           $35.01
         Exercised......................          (1.7)              $7.85              (1.2)          $17.26
         Forfeited......................          (1.8)             $25.16              (1.5)          $43.27
                                             ------------------                    ---------------

       Balance at December 31, 2003.....          40.9              $23.04              13.8           $35.55
         Granted........................           7.2              $20.66                .1           $33.00
         Exercised......................          (2.5)             $14.82              (2.5)          $18.43
         Forfeited......................          (1.6)             $23.74              (1.8)          $46.96
                                             ------------------                    ---------------

       Balance at December 31, 2004.....          44.0              $23.03               9.6           $37.82
         Granted........................           1.8              $26.77                - (1)        $45.45
         Exercised......................          (5.7)             $15.58              (1.7)          $24.13
         Forfeited......................          (1.5)             $29.22               (.4)          $47.10
                                             ------------------                    ---------------

       Balance at December 31, 2005               38.6              $24.06               7.5           $40.45
                                             ==================                    ===============

        (1)  The 2005 AllianceBernstein grants totalled 17,604 Units.

        Information about options outstanding and exercisable at December 31, 2005 follows:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              --------------------------------------------------   -------------------------------------
                                                   WEIGHTED
                                                    AVERAGE         WEIGHTED                               WEIGHTED
             RANGE OF              NUMBER          REMAINING        AVERAGE             NUMBER              AVERAGE
             EXERCISE           OUTSTANDING       CONTRACTUAL       EXERCISE          EXERCISABLE          EXERCISE
              PRICES           (IN MILLIONS)     LIFE (YEARS)        PRICE           (IN MILLIONS)           PRICE
       --------------------   ----------------- ---------------- ---------------   ------------------   ----------------

             AXA ADRs
       --------------------
         $ 6.33 - $ 8.97               .1               .61           $ 8.13               .1                $ 8.13
         $10.13 - $15.12              7.4              6.45           $12.67              4.3                $12.79
         $15.91 - $22.84             12.3              6.63           $19.62              8.0                $19.06
         $25.96 - 32.86              14.5              3.57           $30.16             12.1                $30.64
         $35.85                       4.3              3.43           $35.85              4.3                $35.85
                              -----------------                                    ------------------
         $  6.33 - $35.85            38.6              5.08           $24.06             28.8                $24.06
                              =================                                    ==================

         AllianceBernstein
           Holding Units
       --------------------
       $12.56 - $18.47                .6               1.59           $16.28               .6                $16.28
       $25.63 - $30.25               1.2               3.54           $28.61              1.2                $28.62
       $32.52 - $48.50               2.8               5.96           $39.62              2.0                $41.85
       $50.15 - $50.56               1.6               5.92           $50.25              1.3                $50.25
       $51.10 - $58.50               1.3               4.95           $53.77              1.3                $53.77
                              -----------------                                    ------------------
       $12.56 - $58.50               7.5               5.02           $40.45              6.4                $40.79
                              =================                                    ==================

        The Company's ownership interest in AllianceBernstein will continue to be reduced upon the exercise of unit options granted to certain AllianceBernstein employees. Options are exercisable over periods of up to ten years.

        In 1997, AllianceBernstein Holding established a long-term incentive compensation plan under which grants are made to key employees for terms established by AllianceBernstein Holding at the time of grant. These awards include options, restricted AllianceBernstein Holding units and phantom restricted AllianceBernstein Holding units, performance awards, other AllianceBernstein Holding unit based awards, or any combination thereof. At December 31, 2005, approximately 10.9 million AllianceBernstein Holding units of a maximum 41.0 million units were subject to options granted and 0.2 million AllianceBernstein Holding units were subject to awards made under this plan.

22)     RELATED PARTY TRANSACTIONS

        The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $57.2 million and $55.0 million, respectively, for 2005 and 2004.

        The Company paid $695.0 million and $658.8 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for 2005 and 2004. The Company charged AXA Distribution's subsidiaries $324.4 million and $293.1 million, respectively, for their applicable share of operating expenses for 2005 and 2004, pursuant to the Agreements for Services.

        In September 2001, AXA Equitable loaned $400.0 million to AXA Insurance Holding Co. Ltd., a Japanese subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

        Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements that include technology and professional development arrangements. Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $32.8 million, $30.2 million and $16.7 million in 2005, 2004 and 2003, respectively.

        Payments by AXA and AXA affiliates to AXA Equitable under such agreements totaled $30.4 million, $38.9 million and $32.5 million in 2005, 2004 and 2003, respectively.

        In 2003, AXA Equitable entered into a reinsurance agreement with AXA Financial Reinsurance Company (Bermuda), LTD ("AXA Bermuda"), an indirect, wholly owned subsidiary of AXA Financial, to cede certain term insurance policies written after December 2002. AXA Equitable ceded $57.9 million, $28.6 million and $9.0 million of premiums and $26.3 million, $16.4 million and $2.8 million of reinsurance reserves to AXA Bermuda in 2005, 2004 and 2003, respectively.

        In 2004, as a result of AXA Financial's acquisition of MONY, the Company restructured certain operations to reduce expenses and recorded pre-tax provisions of $45.6 million related to severance and $33.0 million related to the write-off of capitalized software. During 2005 and 2004, total severance payments made to employees totaled $19.2 million and $5.0 million, respectively.

        In 2005, AXA Financial issued a note to AXA-Equitable in the amount of $325.0 million with an interest rate of 6.00% and a maturity date of December 1, 2035. Interest on this note is payable semi-annually.

        Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein described below:

                                                                  2005               2004               2003
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)

       Investment advisory and services fees..............   $       729.3      $        746.6     $       748.2
       Distribution revenues..............................           397.8               447.3             436.0
       Shareholder servicing fees.........................            99.3               116.0             126.4
       Other revenues.....................................             8.0                 8.8              11.4
       Brokerage..........................................             2.4                 4.2               4.4

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholder of AXA Financial, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 17, 2006 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, based on our audits and the reports of other auditors, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 17, 2006

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2005

                                                                                   ESTIMATED          CARRYING
TYPE OF INVESTMENT                                              COST (A)          FAIR VALUE           VALUE
------------------                                          -----------------   ----------------   ---------------
                                                                                (IN MILLIONS)

Fixed maturities:
   U.S. government, agencies and authorities..............   $     1,448.7       $    1,478.6       $    1,478.6
   State, municipalities and political subdivisions.......           193.4              212.2              212.2
   Foreign governments....................................           238.2              279.0              279.0
   Public utilities.......................................         2,771.5            2,908.8            2,908.8
   All other corporate bonds..............................        22,837.6           23,456.0           23,456.0
   Redeemable preferred stocks............................         1,605.5            1,700.2            1,700.2
                                                            -----------------   ----------------   ---------------
Total fixed maturities....................................        29,094.9           30,034.8           30,034.8
                                                            -----------------   ----------------   ---------------
Equity securities:
  Common stocks:
  Industrial, miscellaneous and all other.................            46.0               48.5               48.5
Mortgage loans on real estate.............................         3,233.9            3,329.0            3,233.9
Real estate...............................................           320.7              XXX                320.7
Real estate acquired in satisfaction of debt..............           217.8              XXX                217.8
Real estate joint ventures................................           119.7              XXX                119.7
Policy loans..............................................         3,824.2            4,245.6            3,824.2
Other limited partnership interests and equity investments         1,073.6            1,073.6            1,073.6
Other invested assets.....................................         1,290.9            1,290.9            1,290.9
                                                            -----------------   ----------------   ---------------

Total Investments.........................................   $    39,221.7       $   40,022.4       $   40,164.1
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

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2005 AND 2004

                                                                                   2005                 2004
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)

ASSETS
Investment:
  Fixed maturities:
    Available for sale, at estimated fair value (amortized
      cost of $28,816.1 and $28,489.8, respectively)........................  $     29,741.3       $     30,409.7
  Mortgage loans on real estate.............................................         3,233.9              3,131.9
  Equity real estate........................................................           658.1                643.1
  Policy loans..............................................................         3,605.0              3,604.8
  Investments in and loans to affiliates....................................         1,717.1              1,759.9
  Other equity investments..................................................         1,122.0              1,011.3
  Other invested assets.....................................................           820.4                723.7
                                                                              -----------------    -----------------
      Total investments.....................................................        40,897.8             41,284.4
Cash and cash equivalents...................................................           366.6                597.4
Deferred policy acquisition costs...........................................         7,523.1              6,776.9
Amounts due from reinsurers.................................................         1,554.7              1,535.2
Other assets................................................................         2,400.0              2,239.2
Loans to affiliates.........................................................           400.0                400.0
Prepaid pension asset.......................................................           821.6                804.7
Separate Accounts assets....................................................        69,997.0             61,559.4
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $    123,960.8       $    115,197.2
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $     26,787.9       $     26,474.3
Future policy benefits and other policyholders liabilities..................        13,878.6             13,973.8
Short-term and long-term debt...............................................           773.1                848.0
Income taxes payable........................................................         2,087.5              2,051.5
Other liabilities...........................................................           994.8              1,065.7
Separate Accounts liabilities...............................................        69,997.0             61,559.4
                                                                              -----------------    -----------------
      Total liabilities.....................................................       114,518.9            105,972.7
                                                                              -----------------    -----------------

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued
  and outstanding...........................................................             2.5                  2.5
Capital in excess of par value..............................................         4,976.3              4,890.9
Retained earnings...........................................................         4,030.8              3,457.0
Accumulated other comprehensive income......................................           432.3                874.1
                                                                              -----------------    -----------------
      Total shareholder's equity............................................         9,441.9              9,224.5
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $    123,960.8       $    115,197.2
                                                                              =================    =================


The financial information of AXA Equitable Life Insurance Company ("Parent Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                    YEARS ENDED DECEMBER 31, 2005, 2004, 2003

                                                                      2005                2004               2003
                                                                 -----------------   -----------------   ---------------
                                                                                     (IN MILLIONS)

REVENUES
Universal life and investment-type product policy fee
  income........................................................  $     1,888.1      $     1,594.1       $     1,373.1
Premiums........................................................          877.2              873.5               882.8
Net investment income...........................................        2,427.2            2,435.9             2,338.3
Investment gains (losses), net..................................           14.1               62.8               (70.6)
Equity in earnings of subsidiaries .............................          236.2              183.9                44.3
Commissions, fees and other income..............................          501.1              427.7               163.2
                                                                 -----------------   -----------------  ----------------
      Total revenues............................................        5,943.9            5,577.9             4,731.1
                                                                 -----------------   -----------------  ----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.........................................        1,862.8            1,847.0             1,691.0
Interest credited to policyholders' account balances............        1,044.5            1,017.2               946.6
Compensation and benefits.......................................          535.8              490.7               379.1
Commissions.....................................................        1,243.9            1,068.6             1,072.4
Interest expense................................................           52.8               54.5                58.8
Amortization of deferred policy acquisition costs...............          596.7              466.7               424.9
Capitalization of deferred policy acquisition costs.............       (1,198.9)          (1,015.3)             (990.0)
Rent expense....................................................           45.2               71.0                67.9
Amortization and depreciation...................................           67.6              122.4                98.1
Premium taxes...................................................           35.3               34.6                35.7
Other operating costs and expenses..............................          289.9              251.8               242.7
                                                                 -----------------   -----------------  ----------------
      Total benefits and other deductions.......................        4,575.6            4,409.2             4,027.2
                                                                 -----------------   -----------------  ----------------

Earnings from continuing operations before
  income taxes..................................................        1,368.3            1,168.7               703.9
Income tax expense .............................................         (309.7)            (274.9)             (182.9)
                                                                 -----------------   -----------------  ----------------
Earnings from continuing operations.............................        1,058.6              893.8               521.0
Earnings from other discontinued operations,
   net of income taxes..........................................           15.2                7.9                 3.4
Gain on sale of discontinued operations
   net of income taxes..........................................             -                31.1                  -
Cumulative effect of accounting changes,
   net of income taxes..........................................             -                (2.9)                 -
                                                                 -----------------   -----------------  ----------------
Net Earnings....................................................  $     1,073.8      $       929.9       $       524.4
                                                                 =================   =================  ================

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                      2005                2004                2003
                                                                 -----------------   -----------------   ----------------
                                                                                     (IN MILLIONS)

Net earnings....................................................  $     1,073.8      $       929.9       $       524.4
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Interest credited to policyholders' account balances..........        1,044.5            1,017.2               946.6
  Universal life and investment-type policy fee income..........       (1,888.1)          (1,594.1)           (1,373.1)
  Investment (gains) losses net.................................           14.1              (62.8)               70.6
  Equity in net earnings of subsidiaries........................         (236.2)            (183.9)              (44.3)
  Dividends from subsidiaries...................................          232.1               32.9               181.8
  Change in deferred policy acquisition costs...................         (602.2)            (548.6)             (565.1)
  Change in future policy benefits and other policyholder
     funds......................................................           75.7               55.6               (98.7)
  Change in prepaid pension asset...............................          (16.9)              33.6                26.8
  Change in fair value of guaranteed minimum income
     benefit reinsurance contract...............................          (42.6)             (61.0)               91.0
  Change in property and equipment..............................           59.4              (27.3)              (23.9)
  Change in income tax payable..................................          266.6              271.9               193.0
  Amortization and depreciation.................................           67.6              122.4                98.1
  Other, net....................................................          (43.5)            (133.6)              187.2
                                                                 -----------------   -----------------  -----------------

Net cash provided (used) by operating activities................            4.3             (147.8)              214.4
                                                                 -----------------   -----------------  -----------------

Cash flows from investing activities:
  Maturities and repayments.....................................        2,868.5            3,313.6             4,180.6
  Sales.........................................................        2,450.9            3,025.5             4,778.7
  Purchases.....................................................       (5,827.2)          (7,002.1)          (11,403.4)
  Net change in loans to discontinued operations................          (15.2)              (3.6)                2.5
  Change in short-term investments..............................           13.8              (34.4)              357.0
  Change in policy loans........................................           (0.2)              65.8               135.6
  Other, net....................................................         (213.1)              45.2               (61.7)
                                                                 -----------------   -----------------  -----------------

Net cash used by investing activities...........................         (722.5)            (590.0)           (2,010.7)
                                                                 -----------------   -----------------  -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits....................................................        3,821.9            4,079.8             5,689.6
    Withdrawals and transfers to Separate Accounts..............       (2,757.6)          (2,690.8)           (3,141.6)
  Shareholder dividends paid....................................         (500.0)            (500.0)             (400.0)
  Repayment of long-term debt...................................         (400.0)                -                   -
  Increase in loans From affiliates.............................          325.0                 -                   -
                                                                 -----------------   -----------------  -----------------
  Other, net....................................................           (1.9)              43.8                35.4
                                                                 -----------------   -----------------  -----------------

Net cash provided by financing activities.......................          487.4              932.8             2,183.4
                                                                 -----------------   -----------------  -----------------

Change in cash and cash equivalents.............................         (230.8)             195.0               387.1

Cash and cash equivalents, beginning of year....................          597.4              402.4                15.3
                                                                 -----------------   -----------------  -----------------

Cash and Cash Equivalents, End of Year..........................  $       366.6      $       597.4       $       402.4
                                                                 =================   =================  =================

Supplemental cash flow information:
  Interest Paid.................................................  $        43.2      $        43.2       $        43.2
                                                                 =================   =================  =================
  Income Taxes Paid (Refunded)..................................  $        90.0      $       110.6       $       (58.8)
                                                                 =================   =================  =================

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2005

                                                               FUTURE POLICY        POLICY
                               DEFERRED                           BENEFITS         CHARGES          (1)
                                POLICY       POLICYHOLDERS'      AND OTHER           AND            NET
                             ACQUISITION        ACCOUNT        POLICYHOLDERS'      PREMIUM       INVESTMENT
         SEGMENT                COSTS           BALANCES           FUNDS           REVENUE         INCOME
-------------------------- --------------- ------------------ ----------------- -------------  ---------------
                                                           (IN MILLIONS)
Insurance..............     $    7,557.3     $    27,194.0     $   13,997.8      $    2,771.0   $    2,426.1
Investment
  Services.............               -                 -                -                -             49.1
Consolidation/
  elimination..........               -                 -                -                -             17.6
                           --------------- ------------------ ----------------- -------------  ---------------
Total..................     $    7,557.3     $    27,194.0     $   13,997.8      $    2,771.0   $    2,492.8
                           =============== ================== ================= =============  ===============


                                                AMORTIZATION
                             POLICYHOLDERS'      OF DEFERRED          (2)
                              BENEFITS AND         POLICY            OTHER
                                INTEREST         ACQUISITION       OPERATING
         SEGMENT                CREDITED            COSTS           EXPENSE
--------------------------  ----------------- ------------------ ---------------
                                                      (IN MILLIONS)

Insurance..............      $     2,925.3     $      601.3       $     1,123.8
Investment
  Services.............                 -                -              2,340.8
Consolidation/
  elimination..........                 -                -                (84.7)
                            ----------------- ------------------ ---------------
Total..................      $     2,925.3     $      601.3       $     3,379.9
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

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                                               Future Policy        Policy
                               Deferred                           Benefits         Charges          (1)
                                Policy       Policyholders'      and Other           and            Net
                             Acquisition        Account        Policyholders'      Premium       Investment
         Segment                Costs           Balances           Funds           Revenue         Income
-------------------------- --------------- ------------------ ----------------- ------------- ----------------
                                                                          (In Millions)
Insurance..............     $    6,813.9     $    26,875.1     $   14,099.6      $    2,475.0   $    2,437.2
Investment
  Services.............               -                 -                -                 -            37.7
Consolidation/
  elimination..........               -                 -                -                 -            26.5
                           --------------- ------------------ ----------------- ------------- ----------------
Total..................     $    6,813.9     $    26,875.1     $   14,099.6      $    2,475.0   $    2,501.4
                           =============== ================== ================= ============= ================


                                               Amortization
                            Policyholders'      of Deferred          (2)
                             Benefits and         Policy            Other
                               Interest         Acquisition       Operating
         Segment               Credited            Costs           Expense
-------------------------- ----------------- ------------------ ---------------
                                                       (In Millions)
Insurance..............     $     2,905.2     $      472.9       $     1,123.3
Investment
  Services.............                -                -              2,331.2
Consolidation/
  elimination..........                -                -                (81.9)
                           ----------------- ------------------ ---------------
Total..................     $     2,905.2     $      472.9       $     3,372.6
                           ================= ================== ===============


(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                    Policy
                                                                   Charges             (1)            Policyholders'
                                                                     and               Net             Benefits and
                                                                   Premium          Investment           Interest
                           Segment                                 Revenue            Income             Credited
--------------------------------------------------------------- ---------------  ----------------- ----------------------
                                                                                  (In Millions)

Insurance...................................................     $   2,266.1      $    2,340.8      $        2,677.9
Investment
  Services..................................................              -               16.9                    -
Consolidation/
  Elimination...............................................              -               29.2                    -
                                                                ---------------  ----------------- ----------------------
Total.......................................................     $   2,266.1      $    2,386.9      $        2,677.9
                                                                ===============  ================= ======================


                                                                   Amortization
                                                                    of Deferred              (2)
                                                                      Policy                Other
                                                                    Acquisition           Operating
                           Segment                                     Costs               Expense
--------------------------------------------------------------- -------------------- --------------------
                                                                           (In Millions)


Insurance...................................................     $       434.6        $      990.3
Investment
  Services..................................................                -              2,419.9
Consolidation/
  Elimination...............................................                -                (70.4)
                                                                -------------------- --------------------
Total.......................................................     $       434.6        $    3,339.8
                                                                ==================== ====================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                         ASSUMED                            PERCENTAGE
                                                     CEDED TO              FROM                             OF AMOUNT
                                   GROSS               OTHER              OTHER              NET             ASSUMED
                                   AMOUNT            COMPANIES          COMPANIES           AMOUNT            TO NET
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                (DOLLARS IN MILLIONS)

2005
----
Life Insurance In-Force......  $    280,180.3      $  100,893.7       $   41,273.9       $   220,560.5         18.71%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        767.3      $      101.1       $      151.4       $       817.6         18.52%
Accident and health..........           133.7              88.3               18.7                64.1         29.17%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        901.0      $      189.4       $      170.1       $       881.7         19.29%
                              =================   ================   =================  ===============

2004
----
Life Insurance In-Force......  $    270,858.1      $   93,682.5       $   42,322.6       $   219,498.2         19.28%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        691.9      $       44.0       $      165.8       $       813.7         20.38%
Accident and health..........           137.0              96.5               25.4                65.9         38.54%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        828.9      $      140.5       $      191.2       $       879.6         21.74%
                              =================   ================   =================  ===============

2003
----
Life Insurance In-Force......  $    266,115.8      $   90,031.1       $   41,078.1       $   217,162.8         18.92%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        769.0      $       70.2       $      140.9       $       839.7         16.78%
Accident and health..........           144.8              98.2               12.1                58.7         20.61%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        913.8      $      168.4       $      153.0       $       898.4         17.03%
                              =================   ================   =================  ===============



(A) Includes amounts related to the discontinued group life and health business.

PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.







                                      9-1

PART II, ITEM 9A.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Office and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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





                                      12-1

PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.




                                      13-1

PART III, ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AXA Equitable's annual financial statements for 2005 and 2004, and fees for other services rendered by
PwC:

                                                                                2005                2004
                                                                           ----------------   -----------------
                                                                                     (IN THOUSANDS)

   Principal Accounting Fees and Services:
      Audit fees..........................................................  $    8,851         $     9,640
      Audit related fees..................................................       1,234               2,092
      Tax fees............................................................         993               1,971
      All other fees......................................................          52                  65
                                                                           ----------------   -----------------
    Total.................................................................  $   11,130         $    13,768
                                                                           ================   =================

Audit fees for AXA Financial and AXA Equitable are paid pursuant to a single engagement letter with PwC.

Audit related fees in both years principally consist of fees for Sarbanes-Oxley
Section 404 implementation and internal control reviews.

Tax fees consist of fees for tax preparation and tax consultation services.

All other fees consist of fees for miscellaneous non-audit services.

AXA Equitable's audit committee has determined that all services to be provided by PwC must be reviewed and approved by the audit committee on a case-by-case basis; provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.


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

Date:  March 17, 2006             AXA EQUITABLE LIFE INSURANCE COMPANY

                                  By:      /s/ Christopher M. Condron
                                           -------------------------------------
                                  Name:    Christopher M. Condron
                                           Chairman of the Board, President and
                                           Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christopher M. Condron                    Chairman of the Board, President and Chief      March 17, 2006
--------------------------------------------  Executive Officer, Director
Christopher M. Condron

/s/ Stanley B. Tulin                          Vice Chairman of the Board and                  March 17, 2006
--------------------------------------------  Chief Financial Officer, Director
Stanley B. Tulin

/s/ Richard S. Dziadzio                       Executive Vice President and                    March 17, 2006
--------------------------------------------  Deputy Chief Financial Officer
Richard S. Dziadzio

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 17, 2006
--------------------------------------------
Alvin H. Fenichel

/s/ Henri de Castries                          Director                                       March 17, 2006
--------------------------------------------
Henri de Castries

/s/ Bruce W. Calvert                          Director                                        March 17, 2006
--------------------------------------------
Bruce W. Calvert

/s/ Denis Duverne                             Director                                        March 17, 2006
--------------------------------------------
Denis Duverne

/s/ Mary R. Henderson                         Director                                        March 17, 2006
--------------------------------------------
Mary R. Henderson

/s/ James F. Higgins                          Director                                        March 17, 2006
--------------------------------------------
James F. Higgins

/s/ W. Edwin Jarmain                          Director                                        March 17, 2006
--------------------------------------------
W. Edwin Jarmain

/s/ Christina Johnson                         Director                                        March 17, 2006
--------------------------------------------
Christina Johnson

/s/ Scott D. Miller                           Director                                        March 17, 2006
--------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 17, 2006
--------------------------------------------
Joseph H. Moglia

/s/ Peter J. Tobin                            Director                                        March 17, 2006
--------------------------------------------
Peter J. Tobin

                                INDEX TO EXHIBITS

                                                                                                           Tag
 Number                    Description                                 Method of Filing                   Value
----------   -----------------------------------------   ---------------------------------------------  ----------

   2.1       Stock Purchase Agreement dated as of        Filed as Exhibit 2.1 to AXA Financial's
             August 30, 2000 among CSG, AXA,             Current Report on Form 8-K dated
             Equitable Life, AXA Participations          November 14, 2000 and incorporated herein
             Belgium and AXA Financial                   by reference

   2.2       Letter Agreement dated as of October 6,     Filed as Exhibit 2.2 to AXA Financial's
             2000 to the Stock Purchase Agreement        Current Report on Form 8-K dated November
             among CSG, AXA, Equitable Life, AXA         14, 2000 and incorporated herein by
             Participations Belgium and AXA Financial    reference

   3.1       Restated Charter of Equitable Life, as      Filed as Exhibit 3.1(a) to registrant's
             amended January 1, 1997                     Annual Report on Form 10-K for the year
                                                         ended December 31, 1996 and incorporated
                                                         herein by reference

   3.2       Restated Charter of AXA Equitable, as       Filed as Exhibit 3.2 to registrant's Annual
             amended December 6, 2004                    Report on Form 10-K for the year ended
                                                         December 31, 2004 and incorporated herein
                                                         by reference.

   3.3       Restated By-laws of Equitable Life, as      Filed as Exhibit 3.2(a) to registrant's
             amended November 21, 1996                   Annual Report on Form 10-K for the year
                                                         ended December 31, 1996 and incorporated
                                                         herein by reference

  10.1       Cooperation Agreement, dated as of July     Filed as Exhibit 10(d) to AXA Financial's
             18, 1991, as amended among Equitable        Form S-1 Registration Statement (No.
             Life, AXA Financial and AXA                 33-48115), dated May 26, 1992 and
                                                         incorporated herein by reference

  10.2       Letter Agreement, dated May 12, 1992,       Filed as Exhibit 10(e) to AXA Financial's
             among AXA Financial, Equitable Life and     Form S-1 Registration Statement (No.
             AXA                                         33-48115), dated May 26, 1992 and
                                                         incorporated herein by reference

  10.3       Amended and Restated Reinsurance            Filed as Exhibit 10(o) to AXA Financial's
             Agreement, dated as of March 29, 1990,      Form S-1 Registration Statement (No.
             between Equitable Life and First            33-48115), dated May 26, 1992 and
             Equicor Life Insurance Company              incorporated herein by reference

  10.4       Fiscal Agency Agreement between             Filed as Exhibit 10.5 to registrant's
             Equitable Life and The Chase Manhattan      Annual Report on Form 10-K for the year
             Bank, N.A.                                  ended December 31, 1995 and incorporated
                                                         herein by reference

 10.5(a)     Lease, dated as of July 20, 1995,           Filed as Exhibit 10.26(a) to AXA
             between 1290 Associates, L.L.C. and         Financial's Annual Report on Form 10-K for
             Equitable Life                              the year ended December 31, 1996 and
                                                         incorporated herein by reference

 10.5(b)     First Amendment of Lease Agreement,         Filed as Exhibit 10.26(b) to AXA
             dated as of December 28, 1995, between      Financial's Annual Report on Form 10-K for
             1290 Associates, L.L.C. and Equitable       the year ended December 31, 1996 and
             Life                                        incorporated herein by reference

                                                                                                           Tag
 Number                    Description                                 Method of Filing                   Value
----------   -----------------------------------------   ---------------------------------------------  ----------

 10.5(c)     Amended and Restated Company Lease          Filed as Exhibit 10.26(c) to AXA
             Agreement (Facility Realty), made as of     Financial's Annual Report on Form 10-K for
             May 1, 1996, by and between Equitable       the year ended December 31, 1996 and
             Life and the IDA                            incorporated herein by reference

 10.5(d)     Amended and Restated Company Lease          Filed as Exhibit 10.26(d) to AXA
             Agreement (Project Property), made and      Financial's Annual Report on Form 10-K for
             entered into as of May 1, 1996, by and      the year ended December 31, 1996 and
             between the IDA, Equitable Life and         incorporated herein by reference
             EVLICO

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

  13.1       AllianceBernstein Risk Factors              Filed herewith

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