Form 10-Q
period 2006-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2006-05-12
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

                           Commission File No. 0-25280
                                               -------

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

                                 Not applicable
--------------------------------------------------------------------------------
         (Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   [X]    No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                               Yes   [ ]   No   [X]

As of May 11, 2006, 2,000,000 shares of the registrant's $1.25 par value Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                                                         Page

PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements

                o Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005...............      4
                o Consolidated Statements of Earnings for the Quarters Ended
                     March 31, 2006 and 2005...........................................................      5
                o Consolidated Statements of Shareholder's Equity and Comprehensive
                     (Loss) Income for the Quarters Ended March 31, 2006 and 2005......................      6
                o Consolidated Statements of Cash Flows for the Quarters Ended
                     March 31, 2006 and 2005...........................................................      7
                o Notes to Consolidated Financial Statements...........................................      8

Item 2:         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ("Management Narrative").....................................     23

Item 3:         Quantitative and Qualitative Disclosures About Market Risk*............................     26

Item 4:         Controls and Procedures................................................................     26

PART II         OTHER INFORMATION

Item 1:         Legal Proceedings......................................................................     27

Item 1A:        Risk Factors ..........................................................................     27

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds............................     27

Item 3:         Defaults Upon Senior Securities........................................................     27

Item 4:         Submission of Matters to a Vote of Security Holders....................................     27

Item 5:         Other Information......................................................................     27

Item 6:         Exhibits ..............................................................................     27

SIGNATURES.............................................................................................     28


*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Equitable Life Insurance Company claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" in Part I,
Item 1A of AXA Equitable Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
        ITEM 1:  FINANCIAL STATEMENTS.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31,          December 31,
                                                                                   2006                 2005
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    29,077.7        $    30,034.8
  Mortgage loans on real estate.............................................        3,196.0              3,233.9
  Equity real estate, held for the production of income.....................          657.5                658.2
  Policy loans..............................................................        3,835.6              3,824.2
  Other equity investments..................................................        1,183.7              1,122.1
  Other invested assets.....................................................        1,527.3              1,290.9
                                                                              -----------------    -----------------
      Total investments.....................................................       39,477.8             40,164.1
Cash and cash equivalents...................................................        1,463.7              1,112.1
Cash and securities segregated, at estimated fair value.....................        1,629.8              1,720.8
Broker-dealer related receivables...........................................        3,204.9              2,929.1
Deferred policy acquisition costs...........................................        7,942.0              7,557.3
Goodwill and other intangible assets, net...................................        3,746.0              3,758.8
Amounts due from reinsurers.................................................        2,595.4              2,604.4
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        3,728.8              3,723.5
Separate Accounts' assets...................................................       75,239.4             69,997.0
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   139,427.8        $   133,967.1
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    27,093.3        $    27,194.0
Future policy benefits and other policyholders liabilities..................       13,912.2             13,997.8
Broker-dealer related payables..............................................        1,426.0              1,226.9
Customers related payables..................................................        3,142.1              2,924.3
Amounts due to reinsurers...................................................        1,026.7              1,028.3
Short-term and long-term debt...............................................          894.4                855.4
Loans from affiliates.......................................................          325.0                325.0
Income taxes payable........................................................        2,754.4              2,821.9
Other liabilities...........................................................        1,826.7              1,786.6
Separate Accounts' liabilities..............................................       75,239.4             69,997.0
Minority interest in equity of consolidated subsidiaries....................        2,112.6              2,096.4
Minority interest subject to redemption rights..............................          271.2                271.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................      130,024.0            124,525.2
                                                                              -----------------    -----------------

Commitments and contingencies (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        5,002.9              4,976.3
Retained earnings...........................................................        4,265.9              4,030.8
Accumulated other comprehensive income......................................          132.5                432.3
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        9,403.8              9,441.9
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   139,427.8        $   133,967.1
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee income................   $       523.6       $       442.3
Premiums....................................................................           202.3               224.8
Net investment income.......................................................           516.0               661.7
Investment gains, net.......................................................            31.8                 4.1
Commissions, fees and other income..........................................           975.2               879.7
                                                                              -----------------    -----------------
      Total revenues........................................................         2,248.9             2,212.6
                                                                              -----------------    -----------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.....................................................           452.8               469.9
Interest credited to policyholders' account balances........................           273.3               258.5
Compensation and benefits...................................................           474.4               427.6
Commissions.................................................................           333.4               245.0
Distribution plan payments..................................................            71.0                91.4
Amortization of deferred sales commissions..................................            26.4                36.5
Interest expense............................................................            17.9                17.8
Amortization of deferred policy acquisition costs...........................            83.3               184.3
Capitalization of deferred policy acquisition costs.........................          (314.8)             (259.0)
Rent expense................................................................            44.5                42.6
Amortization of other intangible assets.....................................             5.9                 5.9
Other operating costs and expenses..........................................           283.7               219.6
                                                                              -----------------    -----------------
      Total benefits and other deductions...................................         1,751.8             1,740.1
                                                                              -----------------    -----------------

Earnings from continuing operations before income taxes
  and minority interest.....................................................           497.1               472.5
Income taxes ...............................................................          (138.8)             (117.8)
Minority interest in net income of consolidated subsidiaries................          (123.0)              (89.6)
                                                                              -----------------    -----------------
Earnings from continuing operations.........................................           235.3               265.1
Loss from discontinued operations, net of income taxes......................            (0.2)                (.1)
                                                                              -----------------    -----------------
Net Earnings................................................................   $       235.1       $       265.0
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                         AND COMPREHENSIVE (LOSS) INCOME
                     QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)
SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,976.3              4,890.9
Other changes in capital in excess of par value.............................           26.6                 12.0
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        5,002.9              4,902.9
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        4,030.8              3,457.0
Net earnings................................................................          235.1                265.0
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        4,265.9              3,722.0
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          432.3                874.1
Other comprehensive income loss ............................................         (299.8)              (263.0)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          132.5                611.1
                                                                              -----------------    -----------------

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD...................................  $     9,403.8        $     9,238.5
                                                                              =================    =================


COMPREHENSIVE (LOSS) INCOME
Net earnings................................................................  $       235.1        $       265.0
                                                                              -----------------    -----------------

Change in unrealized losses net of reclassification adjustments.............         (299.8)              (263.0)
                                                                              -----------------    -----------------
Other comprehensive loss....................................................         (299.8)              (263.0)
                                                                              -----------------    -----------------

COMPREHENSIVE (LOSS) INCOME.................................................  $       (64.7)       $         2.0
                                                                              =================    =================




                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

Net earnings................................................................  $       235.1        $       265.0
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Interest credited to policyholders' account balances....................          273.3                258.5
    Universal life and investment-type product policy fee income............         (523.6)              (442.2)
    Net change in broker-dealer and customer related receivables/payables...          (65.0)               (12.5)
    Investment gains, net...................................................          (31.8)                (4.1)
    Change in income tax payable............................................          116.2                 58.4
    Change in future policy benefits........................................          (27.2)                27.3
    Change in property and equipment........................................           (7.0)               (15.3)
    Change in deferred policy acquisition costs.............................         (231.5)               (74.7)
    Change in segregated cash and securities, net...........................           91.0               (201.3)
    Minority interest in net income of consolidated subsidiaries............          123.0                 89.6
    Change in fair value of guaranteed minimum income
       benefit reinsurance contracts........................................           38.3                (40.1)
    Amortization of deferred sales commissions..............................           26.4                 36.5
    Amortization of other intangible assets, net............................            5.9                  5.9
    Change in accounts payable and accrued expenses.........................          112.8               (124.2)
    Other, net..............................................................           20.0               (121.7)
                                                                              -----------------    -----------------

Net cash provided by (used in) operating activities.........................          155.9               (294.9)
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments of fixed maturities and mortgage loans..........          709.5                706.4
  Sales.....................................................................          623.7                497.1
  Purchases.................................................................       (1,099.7)            (1,293.5)
  Change in short-term investments..........................................           (2.1)               (65.5)
  Other, net................................................................          (87.9)                78.0
                                                                              -----------------    -----------------

Net cash  provided by (used in) investing activities........................          143.5                (77.5)
                                                                              -----------------    -----------------
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................          953.4                929.4
    Withdrawals and transfers to Separate Accounts..........................         (838.4)              (668.6)
  Net increase in short-term financings.....................................           43.3                213.5
  Other, net................................................................         (106.1)               (98.0)
                                                                              -----------------    -----------------
Net cash provided by financing activities...................................           52.2                376.3
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................          351.6                  3.9
Cash and cash equivalents, beginning of year................................        1,112.1              1,680.8
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,463.7        $     1,684.7
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        25.9        $        26.5
                                                                              =================    =================
  Income Taxes Paid.........................................................  $         8.9        $        97.1
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

      The terms "first quarter 2006" and "first quarter 2005" refer to the three months ended March 31, 2006 and 2005, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)    NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 2006, the Company adopted SFAS No. 123(R). To effect its adoption, the Company elected the "modified prospective method" of transition and, therefore, prior-period results were not restated. Prior to the adoption of SFAS 123(R), the Company had elected to continue to account for stock-based compensation in accordance with APB No. 25, and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares, stock appreciation rights and other cash-settled programs. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of the Company's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, consolidated earnings from continuing operations before income taxes and minority interest and consolidated net earnings for first quarter 2006 were $6.5 million and $4.2 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

      Under the modified prospective method, the Company applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006. In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 that prior to adoption of SFAS 123(R) would have been reflected by the Company only in pro forma disclosures, are recognized in the consolidated statement of earnings over the awards' remaining future service-vesting periods. Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value and resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forefeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

      Effective with its adoption of SFAS No. 123(R), the Company elected the "short-cut" transition alternative provided by FSP No. 123(R)-3 for approximating the historical pool of windfall tax benefits (tax benefits arising from tax deductions in excess of compensation costs recognized under GAAP) available at January 1, 2006 that is used in determining the tax effects of stock-based compensation in the results of operations and cash flow reporting for awards outstanding at adoption of SFAS No. 123(R). Additional windfall tax benefits resulted from exercises of stock option awards in first quarter 2006.

3)    INVESTMENTS

      Investment valuation allowances for mortgage loans and changes thereto follow:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                      2006                2005
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)

      Balances, beginning of year...............................................  $       11.8       $       11.3
      Additions charged to income...............................................            .1                -
      Deductions for writedowns and asset dispositions..........................           (.3)               (.1)
                                                                                  --------------     ---------------
      Balances, End of Period...................................................  $       11.6       $       11.2
                                                                                  ==============     ===============

      For the first quarters of 2006 and 2005, investment income is shown net of investment expenses of $63.6 million and $50.4 million, respectively.

      As of March 31, 2006 and December 31, 2005, fixed maturities classified as available for sale had amortized costs of $28,848.9 million and $29,094.9 million, respectively. Also at March 31, 2006 and December 31, 2005, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $126.9 million and $120.0 million and costs of $105.5 million and $103.7 million and other equity securities with carrying values of $48.6 million and $47.4 million and costs of $45.3 million and $45.7 million.

      In the first quarters of 2006 and 2005, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $5.1 million and $(3.3) million were included in Net investment income in the consolidated statements of earnings.

      For the first quarters of 2006 and 2005, proceeds received on sales of fixed maturities classified as available for sale amounted to $ 597.2 million and $496.7 million, respectively. Gross gains of $12.3 million and $8.9 million and gross losses of $8.7 million and $7.3 million were realized on these sales for the first quarters of 2006 and 2005, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $711.1 million during first quarter 2006, resulting in a balance of $228.8 million at March 31, 2006.

      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                   MARCH 31,         December 31,
                                                                                      2006               2005
                                                                                -----------------  -----------------
                                                                                           (IN MILLIONS)

      Impaired mortgage loans with investment valuation allowances............   $      77.9        $      78.3
      Impaired mortgage loans without investment valuation allowances.........           0.5                4.5
                                                                                 ----------------   ----------------
      Recorded investment in impaired mortgage loans..........................          78.4               82.8
      Investment valuation allowances.........................................         (11.6)             (11.8)
                                                                                 ----------------   ----------------
      Net Impaired Mortgage Loans.............................................   $      66.8        $      71.0
                                                                                 ================   ================

      During the first quarters of 2006 and 2005, respectively, AXA Equitable's average recorded investment in impaired mortgage loans was $81.2 million and $108.1 million. Interest income recognized on these impaired mortgage loans totaled $1.1 million and $1.6 million for the first quarters of 2006 and 2005, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2006 and December 31, 2005, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $66.8 million and $71.1 million.

4)    CLOSED BLOCK

      The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. As of January 1, 2001, AXA Equitable had developed an actuarial calculation of the expected timing of the Closed Block earnings.

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

      Summarized financial information for the Closed Block follows:

                                                                                MARCH 31,           December 31,
                                                                                  2006                  2005
                                                                           --------------------   ------------------
                                                                                        (IN MILLIONS)
      CLOSED BLOCK LIABILITIES:
      Future policy benefits, policyholders' account balances and other.... $     8,836.2         $     8,866.1
      Policyholder dividend obligation.....................................           -                    73.7
      Other liabilities....................................................          33.7                  28.6
                                                                            -------------------   ------------------
      Total Closed Block liabilities.......................................       8,869.9               8,968.4
                                                                            -------------------   ------------------
      ASSETS DESIGNATED TO THE CLOSED BLOCK:
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,833.2 and $5,761.5)..........................       5,827.3               5,908.7
      Mortgage loans on real estate........................................         847.8                 930.3
      Policy loans.........................................................       1,273.6               1,284.4
      Cash and other invested assets.......................................          86.6                  56.2
      Other assets.........................................................         310.9                 304.4
                                                                            -------------------   ------------------
       Total assets designated to the Closed Block.........................       8,346.2               8,484.0
                                                                            -------------------   ------------------
      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................         523.7                 484.4

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax
           (benefit) expense of $(2.1) and $25.7 and policyholder dividend
           obligation of $ -0- and $73.7...................................          (3.8)                 47.8
                                                                            -------------------   ------------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................ $       519.9         $       532.2
                                                                            ===================   ==================

      Closed Block revenues and expenses follow:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                      2006                2005
                                                                                 ----------------    ---------------
                                                                                           (IN MILLIONS)
      REVENUES:
      Premiums and other income................................................   $      111.1       $      115.0
      Investment income (net of investment expenses of $.1 and $-0-)...........          131.0              131.9
      Investment gains, net....................................................             .9                8.2
                                                                                  --------------     ---------------
      Total revenues...........................................................          243.0              255.1
                                                                                  --------------     ---------------
      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends....................................          220.0              210.4
      Other operating costs and expenses.......................................            4.1                1.0
                                                                                  --------------     ---------------
      Total benefits and other deductions......................................          224.1              211.4
                                                                                  --------------     ---------------
      Net revenues before income taxes.........................................           18.9               43.7
      Income tax expense.......................................................           (6.6)             (15.3)
                                                                                  --------------     ---------------
      Net Revenues.............................................................   $       12.3       $       28.4
                                                                                  ==============     ===============


       Reconciliations of the policyholder dividend obligation follow:



                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  -----------------------------------
                                                                                       2006               2005
                                                                                  ----------------   ----------------
                                                                                            (IN MILLIONS)
      Balance at beginning of year..............................................  $      73.7         $     264.3
      Unrealized investment losses .............................................        (73.7)             (161.1)
                                                                                  ----------------    ---------------
      Balance at End of Period..................................................  $       -           $     103.2
                                                                                  ================    ===============


5)    WIND-UP ANNUITIES

      Summarized financial information for Wind-up Annuities follows:

                                                                                     MARCH 31,        December 31,
                                                                                       2006               2005
                                                                                  ----------------  ------------------
                                                                                             (IN MILLIONS)

      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $781.5 and $769.9)...................................   $      792.2      $       823.5
      Equity real estate........................................................          197.6              197.5
      Mortgage loans on real estate.............................................            6.5                6.7
      Other invested assets.....................................................            3.9                3.2
                                                                                   ---------------   -----------------
        Total investments.......................................................        1,000.2            1,030.9
      Cash and cash equivalents.................................................            -                  -
      Other assets..............................................................           12.2               13.6
                                                                                   ---------------   -----------------
      Total Assets..............................................................   $    1,012.4      $     1,044.5
                                                                                   ===============   =================

      Policyholders liabilities.................................................   $      810.7      $       817.2
      Allowance for future losses...............................................           41.3               60.1
      Other liabilities.........................................................          160.4              167.2
                                                                                   ---------------   -----------------
      Total Liabilities.........................................................   $    1,012.4      $     1,044.5
                                                                                   ===============   =================

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                 -------------------------------------
                                                                                       2006                2005
                                                                                 -----------------   -----------------
                                                                                            (IN MILLIONS)

      STATEMENTS OF EARNINGS
      Investment income (net of investment expenses of $4.6 and $4.6)...........  $        17.7       $       16.3
      Investment gains (losses), net............................................            0.4                (.1)
                                                                                  ----------------    ----------------
      Total revenues............................................................           18.1               16.2
                                                                                  ----------------    ----------------

      Benefits and other deductions.............................................           21.1               21.2
      Losses charged to allowance for future losses.............................           (3.0)              (5.0)
                                                                                  ----------------    ----------------
      Pre-tax (losses) from operations..........................................            -                  -
      Pre-tax loss from strengthening/releasing the allowance
         for future losses......................................................            (.3)               (.2)
      Income tax benefit .......................................................             .1                 .1
                                                                                  ----------------    ----------------
      Loss from Wind-up Annuities ..............................................  $         (.2)      $        (.1)
                                                                                  ================    ================

      AXA Equitable quarterly process for evaluating the allowance for future losses applies the current period's results of Wind-up Annuities against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. These updated assumptions and estimates resulted in a strengthening or release of allowance in each of the periods presented above.

      Management believes the allowance for future losses at March 31, 2006 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the allowance are likely to result.

6)    GMDB, GMIB, AND NO LAPSE GUARANTEE FEATURES

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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

                                                                  GMDB               GMIB                Total
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Balance at December 31, 2004.......................   $        67.6      $       117.6       $      185.2
         Paid guarantee benefits..........................           (10.0)               -                (10.0)
         Other changes in reserve.........................            25.3               17.0               42.3
                                                             ----------------   ----------------    ----------------
       Balance at March 31, 2005..........................   $        82.9      $       134.6       $      217.5
                                                             ================   ================    ================
       Balance at December 31, 2005.......................   $       115.2      $       173.6       $      288.8
         Paid guarantee benefits..........................            (7.9)              (2.4)             (10.3)
         Other changes in reserve.........................            11.5              (13.6)              (2.1)
                                                             ----------------   ----------------    ----------------
       Balance at March 31, 2006..........................   $       118.8      $       157.6       $      276.4
                                                             ================   ================    ================

      Related GMDB reinsurance ceded amounts were:

                                                                   GMDB
                                                            -------------------
                                                                (IN MILLIONS)

       Balance at December 31, 2004.......................   $        10.3
         Paid guarantee benefits..........................            (2.9)
         Other changes in reserve.........................             9.8
                                                            -------------------
       Balance at March 31, 2005..........................   $        17.2
                                                            ===================

       Balance at December 31, 2005.......................   $        22.7
         Paid guarantee benefits..........................            (2.0)
         Other changes in reserve.........................             2.3
                                                            -------------------
       Balance at March 31, 2006..........................   $        23.0
                                                            ===================

      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The March 31, 2006 values for those variable annuity contracts with GMDB and GMIB features currently in-force are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                   RETURN
                                                     OF
                                                   PREMIUM        RATCHET         ROLL-UP         COMBO           TOTAL
                                                -------------- -------------  --------------  -------------  ---------------
                                                                        (DOLLARS IN MILLIONS)

       GMDB:
       ----
         Account values invested in:
            General Account..................   $    11,579    $      242      $      118     $      582     $    12,521
            Separate Accounts................   $    22,760    $    7,366      $    7,970     $   17,573     $    55,669
         Net amount at risk, gross...........   $       415    $      349      $    1,603     $       37     $     2,404

         Net amount at risk, net of amounts
           reinsured.........................   $       414    $      239      $      971     $       37     $     1,661
         Average attained age of
           contractholders...................          49.9          60.7            63.7           60.9            52.9
         Percentage of contractholders
           over age 70.......................          7.8%          22.3%           31.6%          21.1%           11.6%
         Range of contractually specified
            interest rates...................          N/A            N/A            3%-6%          3%-6%
       GMIB:
       ----
         Account values invested in:
            General Account..................          N/A            N/A      $     -        $      811     $       811
            Separate Accounts................          N/A            N/A      $    5,596     $   24,177     $    29,773
         Net amount at risk, gross...........          N/A            N/A      $      305              -     $       305
         Net amount at risk, net of amounts
           reinsured.........................          N/A            N/A      $       76              -     $        76
         Weighted average years remaining
           until annuitization...............          N/A            N/A             2.8            8.7             7.3
         Range of contractually specified
           interest rates....................          N/A            N/A           3%-6%          3%-6%


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

              INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS


                                                                                     MARCH 31,        December 31,
                                                                                       2006               2005
                                                                                  ----------------  ------------------
                                                                                             (IN MILLIONS)
       GMDB:
          Equity...............................................................    $   38,620        $    35,857
          Fixed income.........................................................         4,315              4,353
          Balanced.............................................................        10,537              9,121
          Other................................................................         2,197              1,813
                                                                                  ----------------  ------------------
          Total................................................................    $   55,669        $    43,133
                                                                                  ================  ==================

       GMIB:
          Equity...............................................................    $   19,428        $    17,540
          Fixed income.........................................................         2,611              2,608
          Balanced.............................................................         7,006              5,849
          Other................................................................           728                680
                                                                                  ----------------  ------------------
          Total................................................................    $   29,773        $    26,677
                                                                                  ================  ==================

        C) Hedging Programs for GMDB and GMIB Features
           -------------------------------------------

        In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At March 31, 2006, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $32,784 million and $48 million, respectively, with the GMDB feature and $16,903 million and zero, respectively, with the GMIB feature.

        Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133. Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

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

        The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                  DIRECT             REINSURANCE
                                                                LIABILITY               CEDED                 NET
                                                          ----------------------- ------------------   ------------------
                                                                                  (IN MILLIONS)
      Balance at December 31, 2004.......................  $             20.5     $     (6.1)           $       14.4
         Paid guarantee benefits.........................                  -               -                       -
         Other changes in reserves.......................                 4.1           (4.2)                    (.1)
                                                           --------------------   ------------------    -----------------
      Balance at March 31, 2005..........................  $             24.6     $    (10.3)           $       14.3
                                                           ====================   ==================    =================
      Balance at December 31, 2005.......................  $             34.8     $    (20.4)           $       14.4
         Paid guarantee benefits.........................                  -               -                       -
         Other changes in reserves.......................                 6.0           (5.2)                    0.8
                                                           --------------------   ------------------    -----------------
      Balance at March 31, 2006..........................  $             40.8     $    (25.6)           $       15.2
                                                           ====================   ==================    =================


7)    EMPLOYEE BENEFIT PLANS

      Components of net periodic pension expense follow:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                -------------------------------------
                                                                                      2006               2005
                                                                                ----------------- -------------------
                                                                                           (IN MILLIONS)

      Service cost............................................................  $        9.4      $        8.8
      Interest cost on projected benefit obligation...........................          30.0              30.4
      Expected return on assets...............................................         (45.2)            (42.9)
      Net amortization and deferrals..........................................          18.8              19.0
                                                                                ----------------- -------------------
      Net Periodic Pension Expense............................................  $       13.0      $       15.3
                                                                                ================= ===================


8)    ACCOUNTING FOR SHARED-BASED COMPENSATION

      AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees. Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and associates of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.

      For the quarter ended March 31, 2006, the Company recognized $6.5 million of compensation costs under SFAS No. 123(R) for employee stock options, including $5.2 million resulting from unvested awards at January 1, 2006. A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans follows, including the award made on March 31, 2006 of 3.8 million nonstatutory stock options to purchase AXA ordinary shares. The cost of that award is attributed over the shorter of the employees' 4-year service-vesting term or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Information about options outstanding and exercisable at March 31, 2006 also is presented in the table below. The number of AXA ADRs authorized to be issued pursuant to option and, as further described below, restricted stock grants under the Stock Incentive Plan is approximately 124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).

                                                                Options Outstanding
                         ---------------------------------------------------------------------------------------------------
                                                                                                   AllianceBernstein
                               AXA Ordinary Shares                    AXA ADRs                       Holding Units
                         ------------------------------- ---------------------------------- --------------------------------
                                             Weighted                          Weighted                        Weighted
                             Number          Average           Number          Average          Number         Average
                          Outstanding        Exercise       Outstanding        Exercise      Outstanding       Exercise
                         (In Millions)        Price        (In Millions)        Price       (In Millions)        Price
                         --------------- --------------- ------------------ --------------- --------------- ----------------
Options outstanding at
   December 31, 2005...            3.5    (euro)  20.87             38.6     $     24.06           7.5       $    40.45
Options granted(1).....            3.8    (euro)  29.22                -               -             -                -
Options exercised......              -                -             (2.1)    $     19.69          (1.0)      $    38.36
Options forfeited......           (0.3)   (euro)  29.22             (2.6)    $     34.70           (.1)      $    38.53
Options expired........              -                -                -               -             -                -
                         ---------------                  -----------------                 ---------------
Options Outstanding at
   March 31, 2006......            7.0    (euro)   25.21             33.9   $      23.49           6.4       $    40.80
                         =============== ===============  ================= =============== ===============  ===============
Aggregate Intrinsic
   Value(2)............                   (euro)   29.50                    $      388.6                     $    157.2
                                         ===============                    ===============                  ===============
Weighted Average
   Remaining
   Contractual Term
   (in years)..........           9.52                               4.97                          4.87
                         ===============                  =================                  ==============
Options Exercisable at
   March 31, 2006......            0.0                -              25.2   $      23.88           5.3       $    41.27
                         =============== ===============  ================= ===============  ==============  ===============
Aggregate Intrinsic
   Value(2)............                               -                     $      279.3                     $   129.3
                                         ===============                    ===============                  ===============
Weighted Average
   Remaining
   Contractual Term
   (in years)..........              -                               3.86                        4.71
                         ===============                  =================                 ===============


      (1) Approximately 2.6 million of the AXA ordinary share options granted on March 31, 2006 have a 4-year graded vesting schedule, with one-third vesting on each of the second, third and fourth anniversaries of the grant date. The remaining approximately 1.2 million options have a 4-year cliff-vesting term. All of the options granted on March 31, 2006 have a 10-year contractual term.

       (2) Intrinsic value is calculated as the excess of the closing price on March 31, 2006 of the respective underlying shares over the strike prices of the option awards.

      Cash proceeds received in first quarter 2006 from the exercise of employee stock options to purchase AXA ADRs were $42.2 million. The intrinsic value related to exercises during first quarter 2006 and 2005 of employee stock options to purchase AXA ADRs were $31.4 million and $22.2 million, respectively, resulting in amounts currently deductible for tax purposes of $10.4 million and $7.2 million for the periods then ended. Under SFAS No. 123(R), $6.9 million windfall tax benefits resulted from exercises of employee stock options to purchase AXA ADRs during first quarter 2006.

      At December 31, 2005, AXA Financial held 14.6 million AXA ADRs in treasury at a weighted average cost of approximately $24.00 per share, of which approximately 14.3 million were designated to fund future exercises of outstanding employee stock options. These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options. Remaining outstanding and unexercised at March 31, 2006 are call options to purchase 8.7 million AXA ADRs at strike prices ranging from $31.00 to $33.00, each having a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised, and all expiring on November 23, 2009. During first quarter 2006, AXA Financial utilized approximately 1.3 million AXA ADRs from treasury to fund exercises of employee stock options. At March 31, 2006, AXA Financial held
      13.4 million AXA ADRs in treasury, of which approximately 13.1 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately 0.3 million were available for general corporate purpose, including funding other stock-based compensation programs. Employee options outstanding at March 31, 2006 to purchase AXA ordinary shares first begin to vest in March 2007 and are expected to be funded by newly issued AXA ordinary shares.

      Prior to adoption of SFAS No. 123(R), the Company had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the consolidated statement of earnings in first quarter 2005. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by the Company under the fair-value-based method of SFAS No. 123. These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods and do not include estimates of pre-vesting forfeitures.

                                                                                    Three Months
                                                                                       Ended
                                                                                   March 31, 2005
                                                                                 ----------------
                                                                                   (In Millions)
      Net earnings as reported................................................    $         276.4
      Less:  Total stock-based employee compensation expense determined
          under fair value method, net of income tax benefit...                             (5.7)
                                                                                 ----------------
      Pro Forma Net Earnings..................................................    $         270.7
                                                                                 ================

      For the purpose of estimating the fair value of employee stock option awards granted on or after January 1, 2006, the Company continues to apply the Black-Scholes-Merton formula and the same methodologies for developing the input assumptions as previously had been used to prepare the pro forma disclosures required by SFAS No. 123. Shown below are the relevant input assumptions used by the Company to derive the fair values of options awarded in first quarter 2006 and 2005. No grants of options to purchase AXA ADRs were made to employees in first quarter 2006; similarly, no options on AllianceBernstein Holding Units were granted in first quarter 2006 and 2005. For employee stock options with graded vesting terms and service conditions granted on or after January 1, 2006, the Company elected under SFAS No. 123(R) to retain its practice of valuing these as singular awards and to change to the graded-vesting method of attribution, whereby the cost is recognized separately over the requisite service period for each individual third of the options vesting on the second, third and fourth anniversaries of the grant date.

                                                    AXA Ordinary Shares            AXA ADRs
                                              --------------------------------- ----------------
      Three months ended March 31,                 2006             2005             2005
                                              --------------- ----------------- ---------------
       Dividend yield......................             3.15%           3.15%             3.01%

       Expected volatility.................              25%             25%               25%

       Risk-free interest rate.............             3.59%           3.09%             4.27%

       Expected life in years..............             5               5                 5

       Weighted average fair value per
         option at grant date..............    $        6.55    $       5.01      $       5.65



      As of March 31, 2006, approximately $35.4 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 2.52 years.

      Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries, including AXA Equitable. AXA ADRs authorized to be issued pursuant to restricted stock awards may not exceed 20% of the aggregate shares authorized under the Stock Incentive Plan. Generally, all outstanding restricted AXA ADR grants have a 7-year vesting schedule with potential accelerated vesting based on performance. Under the Equity Plan, AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually. For the quarters ended March 31, 2006 and 2005, the Company recognized compensation cost of $2.4 million under SFAS No. 123(R) and $4.6 million under APB No. 25, respectively, for awards outstanding under these plans. Consistent with existing practice of the Company prior to adoption of SFAS No. 123(R), grant-date fair value continues to be measured by the closing price of the AXA ADR and the result generally is attributed over the shorter of the performance period or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.

      The following table summarizes unvested restricted AXA ADR activity for the first quarter 2006. As of March 31, 2006, approximately $2.0 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 0.6 years. Restricted AXA ADRs vested in first quarter 2006 and 2005 had aggregate vesting-date fair values of approximately $9.5 million and $12.7 million, respectively. In first quarter 2005, 244,790 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $6.6 million.

                                                                                  SHARES OF            Weighted
                                                                                  RESTRICTED        Average Grant
                                                                                  STOCK AND              Date
                                                                                     PARS             Fair Value
                                                                                ---------------    -----------------

      Unvested as of December 31, 2005........................................      867,387             $   19.94
      Granted ................................................................       67,873             $   34.96
      Vested .................................................................     (381,836)            $   16.98
      Forfeited ..............................................................           -                     -
                                                                                ----------------
      Unvested as of March 31, 2006 ..........................................      553,424             $   23.82
                                                                                ================   =================


      On March 31, 2006, under the terms of the AXA Performance Unit Plan 2006, the AXA Management Board awarded 722,854 unearned performance units to employees of AXA Financial subsidiaries. During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group. The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake. Performance units earned under the 2006 plan cliff-vest on the second anniversary of their date of award. When fully-vested, the performance units earned will be settled in cash, or in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period. For 2006 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 28, 2008.

      For the quarters ended March 31, 2006 and 2005, the Company recognized compensation cost of $5.0 million under SFAS No. 123(R) and $1.3 million under APB No. 25, respectively, for performance units earned to date. Substantially similar to existing practice of the Company prior to adoption of SFAS No. 123(R), the change in fair value of these awards in first quarter 2006 was measured by the closing price of the underlying AXA ordinary shares or AXA ADRs and adjustment was made to reflect the impact of expected and actual pre-vesting forfeitures. In addition, similar to adoption of SFAS No. 123(R) for employee stock option awards, the cost of performance units awarded on or after January 1, 2006, such as those granted on March 31, 2006, were attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units earned and reported in Other liabilities in the consolidated balance sheets as at March 31, 2006 and December 31, 2005 was $17.4 million and $9.1 million, respectively, including incremental awards earned under the 2005 and 2004 plans from having exceeded the targeted performance criteria established in those years by 14.6% and 11.1%, respectively. Approximately 720,691 outstanding performance units are at risk to achievement of 2006 performance criteria, including approximately 50% of the award granted on March 31, 2006.

      Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully-vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR nonstatutory options ("tandem SARs/NSOs") of then-equivalent intrinsic value. The Company recorded compensation expense for these fully-vested awards of $4.8 million and $6.7 million for the periods ended March 31, 2006 and 2005, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs. The value of these tandem SARs/NSOs at March 31, 2006 and December 31, 2005 was $29.2 million and $57.5 million, respectively. At March 31, 2006, 1.9 million tandem SARs/NSOs were outstanding, having weighted average remaining expected and contractual terms of 1.47 and 2.94 years, respectively, and for which the SARs component had maximum value of $30.9 million. During first quarter 2006 and 2005, respectively, approximately 2.4 million and 0.1 million of these awards were exercised at an aggregate cash-settlement value of $35.2 million and $0.6 million.

      On March 31, 2006, 59,644 Stock Appreciation Rights with a 4-year cliff vesting schedule were granted to certain associates of AXA Financial subsidiaries. These Stock Appreciation Rights entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 29.22 Euros as of the date of exercise. Similar to the SARs component of the tandem SARs/NSOs, awards remaining unexercised at expiry of their 10-year contractual term will be automatically exercised on the expiration date. The accrued value of Stock Appreciation Rights at March 31, 2006 and December 31, 2005 was $2.1 million and $1.9 million, respectively, and recorded as liabilities in the consolidated balance sheets. For the periods ended March 31, 2006 and 2005, respectively, the Company recorded compensation expense for Stock

      Appreciation Rights of $0.1 million and $0.1 million, reflecting the impact in those periods of the change in the market price of the underlying AXA ordinary share or AXA ADR on the value of the outstanding Stock Appreciation Rights.

      Under SFAS No. 123(R), the Company recognized compensation expense for payroll deductions authorized and applied in first quarter 2006 under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 74,280 at an aggregate discount of $0.3 million, representing a discount of 15% from the closing market value of the AXA ADR at the purchase dates defined in the annual offering document (generally on or about the close of each month). Prior to adoption of SFAS No. 123(R), no compensation expense was recorded in connection with this plan, including the aggregate discount of $0.3 million for the quarter ended March 31, 2005. Under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, total AXA ADRs of 107,556 and 111,937 were purchased during first quarters 2006 and 2005, respectively, including those purchased with employer match-funding contributions for which the Company recorded compensation expense of $0.6 million and $0.3 million for the respective periods then ended.

9)    INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2005, except as described below:

      In AMERICAN NATIONAL BANK, in March 2006, AXA Equitable's motion for reconsideration, filed in January 2006, was denied.

      In DH2, in March 2006, AXA Equitable filed an answer to DH2's Third Amended Complaint that alleges claims substantially similar to those included in the original amended complaint.

      ALLIANCE LITIGATION
      -------------------

      In the ENRON COMPLAINT, in April 2006, AllianceBernstein moved for summary judgment dismissing the Enron Amended Consolidated Complaint as the allegations therein pertain to AllianceBernstein. The motion is pending.

      In ERB, in March 2006, the case was voluntarily dismissed with prejudice pursuant to a settlement agreement.

      In the MUTUAL FUND MDL, in April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date.

      In the WV Securities Commissioners Summary Matter, in April 2006, defendants' petition for Writ of Prohibition and Order Suspending Proceedings was denied. In May 2006, defendants appealed the court's determination.

      Although the outcome of litigation generally cannot be predicted with certainty, management believes that, except as otherwise noted in AXA Equitable Notes to Consolidated Financial Statements for the year ended December 31, 2005, the ultimate resolution of the litigations described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Equitable. Except as previously noted, management cannot make an estimate of loss, if any, or predict whether or not any of such other litigations described above or in AXA Equitable Notes to Consolidated Financial Statements for the year ended December 31, 2005 will have a material adverse effect on AXA Equitable consolidated results of operations in any particular period.

      In addition to the matters previously reported and those described above, AXA Equitable and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)   BUSINESS SEGMENT INFORMATION

      The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------------
                                                                                   2006                 2005
                                                                             ------------------   ------------------
                                                                                         (IN MILLIONS)
      SEGMENT REVENUES:
      Insurance............................................................   $     1,342.3       $     1,483.0
      Investment Services(1)...............................................           928.8               750.6
      Consolidation/elimination............................................           (22.2)              (21.1)
                                                                              -----------------   ------------------
      Total Revenues.......................................................   $     2,248.9       $     2,212.5
                                                                              =================   ==================

      (1) Net of interest expense incurred on securities borrowed.

      SEGMENT EARNINGS FROM CONTINUING OPERATIONS BEFORE
         INCOME TAXES AND MINORITY INTEREST:
      Insurance............................................................   $       230.4       $       299.4
      Investment Services..................................................           266.7               173.1
      Consolidation/elimination............................................             -                   -
                                                                              -----------------   ------------------
      Total Earnings from Continuing Operations before
          Income Taxes and Minority Interest...............................   $       497.1       $       472.5
                                                                              =================   ==================


                                                                                  MARCH 31,         December 31,
                                                                                     2006               2005
                                                                                ---------------   ------------------
                                                                                           (IN MILLIONS)
      SEGMENT ASSETS:
      Insurance............................................................   $   123,611.5       $   118,803.7
      Investment Services..................................................        15,816.3            15,161.4
      Consolidation/elimination............................................             -                   2.0
                                                                              -----------------   ------------------
      Total Assets.........................................................   $   139,427.8       $   133,967.1
                                                                              =================   ==================

      In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, the Company recorded a non-cash $29.1 million realized gain. At March 31, 2006 and December 31, 2005, the Company's beneficial ownership in AllianceBernstein was approximately 45.9% and 46.3%.

12)   RELATED PARTY TRANSACTIONS

      AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $15.1 million and $14.7 million, respectively, for the first quarters 2006 and 2005.

      AXA Equitable paid $185.8 million and $159.5 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters 2006 and 2005. AXA Equitable charged AXA Distribution's subsidiaries $78.8 million and $73.1 million, respectively, for their applicable share of operating expenses for the first quarters 2006 and 2005, pursuant to the Agreements for Services.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under "Forward-looking Statements" and "Risk Factors" included elsewhere herein and with the management narrative found in the Management's Discussion and Analysis ("MD&A") section included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K").

CONSOLIDATED RESULTS OF OPERATIONS

FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

Net earnings for the Company totaled $235.1 million for first quarter 2006, $29.9 million lower than the $265.0 million reported for first quarter 2005, as the Insurance segment's net earnings decrease of $62.8 million was partially offset by a $33.0 million increase for the Investment Services segment. Earnings from continuing operations before income taxes and minority interest were $497.1 million for first quarter 2006, an increase of $24.6 million from the year earlier quarter. The Insurance segment's pre-tax earnings decrease of $68.9 million was more than offset by the $93.5 million increase in the Investment Services segment's earnings. The first quarter 2006 decrease in pre-tax earnings to $230.4 million in the Insurance segment was primarily due to lower investment and other income partially offset by lower DAC and VOBA amortization in first quarter 2006. The Investment Services segment's first quarter 2006 pre-tax earnings were $266.7 million, $93.5 million higher than in first quarter 2005, principally due to higher earnings at AllianceBernstein. In first quarter 2006, the Company adopted the provisions of SFAS No. 123(R) and recognized $6.5 million ($4.2 million after-tax) in compensation cost for employee stock options.

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

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No.
133. Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility. Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis. Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations. In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings. Conversely, in periods of equity and interest rate market declines, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings. Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs.

Revenues. In first quarter 2006, total revenues increased $36.3 million to $2.25 billion. The Investment Services segment's $178.2 million increase in revenues to $928.8 million in first quarter 2006 was partially offset by a decrease of $140.8 million to $1.34 billion for the Insurance segment.

Policy fee income was $523.6 million, $81.3 million higher than first quarter 2005 primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income decreased $145.7 million to $516.0 million. The $148.9 million decrease for the Insurance segment was primarily due to the $126.6 million decrease in fair value in first quarter 2006 of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts as compared to $30.4 million increase in fair value in first quarter 2005.

Investment gains totaled $31.8 million in first quarter 2006, as compared to $4.1 million in first quarter 2005, as the $4.9 million decrease for the Insurance segment was more than offset by a $32.6 million gain in the Investment Services segment principally resulting from the increase in AllianceBernstein equity due to the issuance of units to its employees under long-term incentive plans in first quarter 2006. The Insurance segment's decrease in the 2006 quarter primarily resulted from lower gains from sales of fixed maturity securities ($4.9 million in first quarter 2006 as compared to $9.1 million in first quarter 2005) and higher writedowns on General Account fixed maturities, $6.0 million in first quarter 2006 as compared to $1.2 million in first quarter 2005.

Commissions, fees and other income increased $95.5 million to $975.2 million in first quarter 2006 with the $142.4 increase in the Investment Services segment being partially offset by a $45.8 million decrease in the Insurance segment. The Investment Management segment increase was principally due to the $109.3 million and $43.3 million increases in investment advisory and services fees and other revenues, net at AllianceBernstein in first quarter 2006 as compared to first quarter 2005. The 21.1% increase of $109.3 million to $626.7 million in investment advisory and services fees was primarily due to a 12.1% increase in average assets under management ("AUM") resulting from market appreciation and net asset inflows and higher performance fees.

Other revenues, net at AllianceBernstein increased $43.3 million reflecting mark-to-market gains of $31.9 million on investments related to deferred compensation plan obligations and other investments, a $4.1 million gain on the exchange of a NYSE membership seat and $3.5 million in contingent payments earned in first quarter 2006 related to the Federated cash management transaction in 2005. The Insurance segment decrease of $45.8 million to $115.8 million in first quarter 2006 was due to the change in the fair value of the GMIB reinsurance contracts that was partially offset by higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. In first quarter 2006, the fair value of these contracts decreased $38.3 million as compared to a $40.1 million increase in fair value during first quarter 2005.

Benefits and Other Deductions. In first quarter 2006, total benefits and other deductions increased $11.7 million to $1.75 billion as an increase of $84.7 million in the Investment Services segment was partially offset by a $71.9 million decrease in the Insurance segment.

Total compensation and benefits increased $46.8 million to $474.4 million in first quarter 2006 as an increase of $84.9 million for the Investment Services segment was offset by a $38.3 million decrease for the Insurance segment. The increase in first quarter 2006 reflected the $42.3 million increase in incentive compensation primarily due to higher earnings, the $25.8 million increase in commission expense due to higher sales volume across all distribution channels and Institutional Research Services and the $17.2 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases and higher fringe benefits reflecting the increased compensation levels at AllianceBernstein. The $38.3 million decrease for the Financial Advisory/Insurance segment was primarily due to the $45.4 million decrease in other benefits due to the announced curtailment of the age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006.

For first quarter 2006, commissions in the Insurance segment totaled $333.4 million, an increase of $88.4 million when compared to $245.0 million from first quarter 2005 principally due to higher sales of annuity products.

There was a $20.4 million decrease in distribution plan payments by AllianceBernstein due to lower amortization of deferred sales commissions as a result of lower back-end load shares and lower distribution plan payments.

DAC amortization decreased to $83.3 million in first quarter 2006, down $101.0 million as compared to first quarter 2005. This decrease in amortization was principally related to reactivity to decreases in first quarter 2006 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, the decrease in fair value of the GMIB reinsurance asset and the unlocking impact from recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts. These decreases were partially offset by higher current margins on products that are DAC reactive. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2006 than in 2005.

DAC capitalization increased $55.8 million to $314.8 million, as compared to the $259.0 million reported in first quarter 2005, primarily due to higher sales of annuity products.

There was a $64.1 million increase in other operating costs and expenses to $283.7 million in first quarter 2006. The $43.3 million increase in the Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances and increases in advertising, software, consulting and distribution expense allowance costs. The Investment Services segment increase of $22.2 million primarily resulted from increases in legal, market data service and data processing expenses at AllianceBernstein in first quarter 2006.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2006 were $4.04 billion, a $665.4 million increase from the 2005 quarter with $640.7 million higher first year premiums and deposits in first quarter 2006 than the prior year's comparable period. The $14.8 million decrease in first year premiums and deposits for the life products principally due to lower sales of COLI variable life products in the retail channel was more than offset by the $654.9 million increase in the annuity lines' first year premiums and deposits. This increase was primarily due to higher sales of variable annuity products, $504.5 million in the wholesale distribution channel and $170.4 million the retail channel.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $1.57 billion in first quarter 2005 to $2.00 billion for first quarter 2006 with an increase of $437.5 million reported for the individual annuities product line, partially offset by a decline of $11.7 million in variable and interest-sensitive surrenders and withdrawals. The annualized annuities surrender rate increased to 9.0 % in first quarter 2006 from 8.0% in first quarter 2005. Conversely, the individual life surrender rates decreased to 3.8% from 4.1% for the same respective periods. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management.  Breakdowns of assets under management follow:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                             MARCH 31,
                                                                                 -----------------------------------
                                                                                       2006              2005
                                                                                 ----------------- -----------------
Third party.....................................................................  $    552,516     $    471,157
AXA Equitable General Account, AXA Financial Group
   and its other affiliates.....................................................        54,794           54,590
Insurance Group Separate Accounts ..............................................        79,419           64,977
                                                                                  ---------------- -----------------
Total Assets Under Management...................................................  $    686,729     $    590,724
                                                                                  ================ =================

Third party assets under management at March 31, 2006 increased $96.0 billion primarily due to increases at AllianceBernstein. General Account, AXA Equitable and its other affiliates' assets under management increased $204.0 million from first quarter 2005. The $14.44 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at the end of first quarter 2006 totaled $617.6 billion as compared to $533.9 billion at March 31, 2005 as market appreciation of $78.3 billion and net inflows across all distribution channels totaling $33.8 billion were offset by $28.4 billion in dispositions, including the approximately $18.3 billion of client AUM that were transferred to Federated during second quarter 2005. Non-US clients accounted for 32.0% of the March 31, 2006 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. At March 31, 2006, AXA Equitable had no short-term debt or commercial paper outstanding.

AllianceBernstein. For the three months ended March 31, 2006 and 2005, respectively, cash flows included inflows of $39.9 million and $16.7 million due to the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows of $16.1 million related to purchases of AllianceBernstein Holdings units totaling $16.1 million and $6.4 million to fund deferred compensation plans. Cash flows in first quarter 2006 also included $47.2 million from the issuance of AllianceBernstein Holding units in exchange for cash awards under a compensation plan and $38.1 million from the issuance of commercial paper. Capital expenditures at AllianceBernstein were $20.9 million in first quarter 2006 compared to $23.7 million in first quarter 2005 while purchases of investments totaled $32.9 million in the 2006 quarter as compared to $1.4 million in the year earlier quarter. Available cash flow for cash distributions from AllianceBernstein totaled $290.8 million and $231.0 million for first quarter 2006 and 2005, respectively.

At March 31, 2006, AllianceBernstein had $7.5 million of short-term debt and $39.0 million under its commercial paper program outstanding; no amount was outstanding under its revolving credit facility at March 31, 2006. In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders, replacing an $800.0 million five-year revolving credit facility that was due to expire in September 2007. Both of these revolving credit facilities have substantially the same terms. In March 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100.0 million. At March 31, 2006, no amounts were outstanding under these credit facilities. In May 2006, AllianceBernstein increased the credit available under its commercial paper program from $425.0 million to $800.0 million, reducing the amount available under its revolving credit facility to zero.

On May 2, 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture for $24.3 million.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 4.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously reported in the 2005 Form 10-K.

ITEM 1A.       RISK FACTORS

There have been no material changes to the risk factors described in Part I,
Item 1A "Risk Factors" included in the 2005 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.    OTHER INFORMATION

               None

ITEM 6.    EXHIBITS

             Number                Description and Method of Filing

           ----------- ---------------------------------------------------------

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

Date:    May 12, 2006         AXA EQUITABLE LIFE INSURANCE COMPANY



                              By:      /s/ Stanley B. Tulin
                                       -----------------------------------------
                                       Name:    Stanley B. Tulin
                                       Title:   Vice Chairman of the Board and
                                                Chief Financial Officer

Date:    May 12, 2006                  /s/ Richard S. Dziadzio
                                       -----------------------------------------
                                       Name:    Richard S. Dziadzio
                                       Title:   Executive Vice President and
                                                Deputy Chief Financial Officer

Date:    May 12, 2006                  /s/ Alvin H. Fenichel
                                       -----------------------------------------
                                       Name:    Alvin H. Fenichel
                                       Title:   Senior Vice President and
                                                Controller