Form 10-Q
period 2006-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2006-11-13
CIK 727920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
                               ------------------

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

As of November 10, 2006, 2,000,000 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                TABLE OF CONTENTS

                                                                            Page
PART I          FINANCIAL INFORMATION

Item 1:         Financial Statements

                o    Consolidated Balance Sheets, September 30, 2006
                        and December 31, 2005.............................    4
                o    Consolidated Statements of Earnings, Three Months
                        and Nine Months Ended September 30, 2006 and
                        2005..............................................    5
                o    Consolidated Statements of Shareholder's Equity,
                        Nine Months Ended September 30, 2006 and 2005.....    6
                o    Consolidated Statements of Cash Flows, Nine Months
                        Ended September 30, 2006 and 2005.................    7
                o    Notes to Consolidated Financial Statements...........    8

Item 2:         Management's Discussion and Analysis of Financial
                Condition and Results of Operations ("Management
                Narrative")...............................................   26

Item 3:         Quantitative and Qualitative Disclosures About Market
                Risk*.....................................................   31

Item 4:         Controls and Procedures...................................   31


PART II         OTHER INFORMATION

Item 1:         Legal Proceedings.........................................   32

Item 1A:        Risk Factors..............................................   32

Item 2:         Unregistered Sales of Equity Securities and Use of
                Proceeds..................................................   32

Item 3:         Defaults Upon Senior Securities...........................   32

Item 4:         Submission of Matters to a Vote of Security Holders.......   32

Item 5:         Other Information.........................................   32

Item 6:         Exhibits..................................................   32

SIGNATURES................................................................   33

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Equitable Life Insurance Company claims the protection afforded by the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, and assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" in Part I, Item 1A of AXA Equitable Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
        ITEM 1:  FINANCIAL STATEMENTS.

                                         AXA EQUITABLE LIFE INSURANCE COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                 SEPTEMBER 30,        December 31,
                                                                                     2006                 2005
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    29,489.3        $    30,034.8
  Mortgage loans on real estate.............................................        3,208.9              3,233.9
  Equity real estate, held for the production of income.....................          560.8                616.2
  Policy loans..............................................................        3,895.1              3,824.2
  Other equity investments..................................................        1,829.6              1,404.8
  Other invested assets.....................................................        1,011.1              1,008.2
                                                                              -----------------    -----------------
      Total investments.....................................................       39,994.8             40,122.1
Cash and cash equivalents...................................................        1,138.5              1,112.1
Cash and securities segregated, at estimated fair value.....................        1,378.8              1,720.8
Broker-dealer related receivables...........................................        3,487.8              2,929.1
Deferred policy acquisition costs...........................................        8,061.2              7,557.3
Goodwill and other intangible assets, net...................................        3,772.3              3,758.8
Amounts due from reinsurers.................................................        2,648.3              2,604.4
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        3,777.2              3,787.6
Separate Accounts' assets...................................................       78,213.6             69,997.0
                                                                              -----------------    -----------------

TOTAL ASSETS................................................................  $   142,872.5        $   133,989.2
                                                                              =================    =================

LIABILITIES
Policyholders' account balances.............................................  $    26,890.7        $    27,194.0
Future policy benefits and other policyholders liabilities..................       14,009.7             13,997.8
Broker-dealer related payables..............................................        1,226.5              1,226.9
Customers related payables..................................................        3,133.8              2,924.3
Amounts due to reinsurers...................................................        1,078.5              1,028.3
Short-term and long-term debt...............................................          630.2                855.4
Loans from affiliates ......................................................          325.0                325.0
Income taxes payable........................................................        2,898.2              2,821.6
Other liabilities...........................................................        2,082.0              1,809.0
Separate Accounts' liabilities..............................................       78,213.6             69,997.0
Minority interest in equity of consolidated subsidiaries....................        2,163.9              2,096.4
Minority interest subject to redemption rights..............................          275.0                271.6
                                                                              -----------------    -----------------
      Total liabilities.....................................................      132,927.1            124,547.3
                                                                              -----------------    -----------------

Commitments and contingent liabilities (Note 10)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
  issued and outstanding....................................................            2.5                  2.5
Capital in excess of par value..............................................        5,069.5              4,976.3
Retained earnings...........................................................        4,588.6              4,030.8
Accumulated other comprehensive income......................................          284.8                432.3
                                                                              -----------------    -----------------
      Total shareholder's equity............................................        9,945.4              9,441.9
                                                                              -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   142,872.5        $   133,989.2
                                                                              =================    =================

                 See Notes to Consolidated Financial Statements.


                                         AXA EQUITABLE LIFE INSURANCE COMPANY
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (UNAUDITED)

                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ---------------------------------  ----------------------------
                                                             2006              2005            2006           2005
                                                        -----------------  --------------  -------------  -------------
                                                                             (IN MILLIONS)
REVENUES
Universal life and investment-type
  product policy fee income..........................   $        573.7     $      482.1    $    1,646.9   $    1,378.4
Premiums.............................................            197.8            232.5           604.3          667.5
Net investment income................................            588.0            577.5         1,846.7        1,865.4
Investment (losses) gains, net.......................             (7.8)             6.6            37.3           55.3
Commissions, fees and other income...................          1,067.3            852.3         3,146.4        2,620.7
                                                        -----------------  --------------  -------------  -------------
      Total revenues.................................          2,419.0          2,151.0         7,281.6        6,587.3
                                                        -----------------  --------------  -------------  -------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits..............................            500.9            411.6         1,445.8        1,368.0
Interest credited to policyholders'
  account balances...................................            285.8            279.6           801.6          815.4
Compensation and benefits............................            542.6            492.7         1,507.7        1,345.2
Commissions..........................................            336.4            275.4         1,027.0          816.6
Distribution plan payments...........................             71.5             62.2           215.3          224.9
Amortization of deferred sales commissions...........             21.7             32.1            71.7          103.1
Interest expense.....................................             18.0             19.2            54.3           58.1
Amortization of deferred policy acquisition costs....            213.1             99.2           561.1          401.2
Capitalization of deferred policy acquisition costs..           (338.3)          (317.8)         (991.2)        (873.1)
Rent expense.........................................             53.4             39.9           149.4          119.9
Amortization of other intangible assets..............             10.0              5.8            21.8           17.7
Other operating costs and expenses...................            290.1            232.8           876.2          664.3
                                                        -----------------  --------------  -------------  -------------
      Total benefits and other deductions............          2,005.2          1,632.7         5,740.7        5,061.3
                                                        -----------------  --------------  -------------  -------------

Earnings from continuing operations before
  income taxes and minority interest.................            413.8            518.3         1,540.9        1,526.0
Income tax benefit (expense).........................              2.5           (122.1)         (308.6)        (390.3)
Minority interest in net income of
  consolidated subsidiaries..........................           (136.6)          (114.9)         (399.8)        (311.1)
                                                        -----------------  --------------  -------------  -------------
Earnings from continuing operations..................            279.7            281.3           832.5          824.6
Earnings from discontinued operations,
   net of income taxes...............................             28.7             15.4            25.3           15.7
                                                        -----------------  --------------  -------------  -------------

Net Earnings.........................................   $        308.4     $      296.7    $      857.8   $      840.3
                                                        =================  ==============  =============  =============


                 See Notes to Consolidated Financial Statements.


                                         AXA EQUITABLE LIFE INSURANCE COMPANY
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                    NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                     (UNAUDITED)

                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

SHAREHOLDER'S EQUITY
Common stock, at par value, beginning of year and end of period.............  $         2.5        $         2.5
                                                                              -----------------    -----------------

Capital in excess of par value, beginning of year...........................        4,976.3              4,890.9
Increase in additional paid in capital in excess of par value...............           93.2                 45.5
                                                                              -----------------    -----------------
Capital in excess of par value, end of period...............................        5,069.5              4,936.4
                                                                              -----------------    -----------------

Retained earnings, beginning of year........................................        4,030.8              3,457.0
Net earnings................................................................          857.8                840.3
Shareholder dividends paid..................................................         (300.0)              (250.0)
                                                                              -----------------    -----------------
Retained earnings, end of period............................................        4,588.6              4,047.3
                                                                              -----------------    -----------------

Accumulated other comprehensive income, beginning of year...................          432.3                874.1
Other comprehensive loss....................................................         (147.5)              (316.6)
                                                                              -----------------    -----------------
Accumulated other comprehensive income, end of period.......................          284.8                557.5
                                                                              -----------------    -----------------

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD...................................  $     9,945.4        $     9,543.7
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.

                                         AXA EQUITABLE LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                      (UNAUDITED)
                                                                                    2006                 2005
                                                                              -----------------    -----------------
                                                                                          (IN MILLIONS)

Net earnings................................................................  $       857.8        $       840.3
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Interest credited to policyholders' account balances....................          801.6                815.4
    Universal life and investment-type product policy fee income............       (1,646.9)            (1,378.4)
    Net change in broker-dealer and customer related receivables/payables...         (399.4)              (633.8)
    Investment gains, net...................................................          (37.3)               (55.3)
    Change in segregated cash and securities, net...........................          342.0                 43.4
    Change in deferred policy acquisition costs.............................         (430.1)              (471.9)
    Change in future policy benefits........................................           18.3                 41.5
    Change in income tax payable............................................          178.7                248.1
    Minority interest in net income of consolidated subsidiaries............          399.8                311.1
    Change in fair value of guaranteed minimum income
       benefit reinsurance contracts........................................          (38.3)               (45.2)
    Amortization of deferred sales commissions..............................           71.7                103.1
    Amortization of other intangible assets.................................           21.8                 17.7
    Change in accounts payable and accrued expenses.........................          522.7                374.3
    Other, net..............................................................           62.7                 (2.1)
                                                                              -----------------    -----------------

Net cash provided by operating activities...................................          725.1                208.2
                                                                              -----------------    -----------------

Cash flows from investing activities:
  Maturities and repayments of fixed maturities and mortgage loans..........        2,282.4              2,347.9
  Sales of investments......................................................        1,445.6              1,774.1
  Purchases of investments..................................................       (3,924.2)            (4,316.3)
  Change in short-term investments..........................................           69.0               (305.5)
  Other, net................................................................         (277.9)              (101.9)
                                                                              -----------------    -----------------

Net cash used in investing activities.......................................         (405.1)              (601.7)
                                                                              -----------------    -----------------

Cash flows from financing activities:
  Policyholders' account balances:
    Deposits................................................................        2,958.6              2,853.7
    Withdrawals and transfers to Separate Accounts..........................       (2,497.8)            (1,988.6)
  Repayment of long-term debt ..............................................         (400.0)                 -
  Net increase in short-term financings.....................................          178.7                 10.4
  Shareholder dividends paid................................................         (300.0)              (250.0)
  Other, net................................................................         (233.1)              (297.5)
                                                                              -----------------    -----------------

Net cash (used in) provided by financing activities.........................         (293.6)               328.0
                                                                              -----------------    -----------------

Change in cash and cash equivalents.........................................           26.4                (65.5)
Cash and cash equivalents, beginning of year................................        1,112.1              1,680.8
                                                                              -----------------    -----------------

Cash and Cash Equivalents, End of Period....................................  $     1,138.5        $     1,615.3
                                                                              =================    =================

Supplemental cash flow information
  Interest Paid.............................................................  $        46.2        $        50.4
                                                                              =================    =================
  Income Taxes Paid.........................................................  $       136.6        $       121.1
                                                                              =================    =================


                 See Notes to Consolidated Financial Statements.


                      AXA EQUITABLE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)    BASIS OF PRESENTATION

      The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited interim consolidated financial statements reflect in the opinion of management all adjustments necessary to state fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The terms "third quarter 2006" and "third quarter 2005" refer to the three months ended September 30, 2006 and 2005, respectively. The terms "first nine months of 2006" and "first nine months of 2005" refer to the nine months ended September 30, 2006 and 2005, respectively.

      Certain reclassifications have been made in the amounts presented for prior periods to conform these periods to the current presentation.

2)    ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 2006, the Company adopted SFAS No. 123(R). To effect its adoption, the Company elected the "modified prospective method" of transition. Under this method, prior-period results were not restated. Prior to the adoption of SFAS 123(R), the Company had elected to continue to account for stock-based compensation in accordance with APB No. 25, and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares and various cash-settled programs such as stock appreciation rights. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of the Company's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, consolidated earnings from continuing operations before income taxes and minority interest and consolidated net earnings for third quarter 2006 were $6.3 million and $4.1 million lower, respectively, and consolidated earnings from continuing operations before income taxes and minority interest and consolidated net earnings for first nine months of 2006 were $18.3 million and $12.0 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

      Under the modified prospective method, AXA Equitable applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006. In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 that prior to adoption of SFAS 123(R) would have been reflected by the Company only in pro forma disclosures, were recognized in the consolidated statement of earnings over the awards' remaining future service-vesting periods. Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value. The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

      Effective with its adoption of SFAS No. 123(R), AXA Financial Group elected the "short-cut" transition alternative provided by FSP No. 123(R)-3 for approximating the historical pool of windfall tax benefits available in shareholder's equity at January 1, 2006. This historical pool represents the cumulative tax benefits of tax deductions for employee share-based payments in excess of compensation costs recognized under

      GAAP, either in the financial statements or in the pro forma disclosures. In the event that a shortfall of tax benefits occurs during a reporting period (i.e. tax deductions are less than the related cumulative compensation expense), the historical pool will be reduced by the amount of the shortfall. If the shortfall exceeds the amount of the historical pool, there will be a negative impact on the results of operations. In third quarter and first nine months of 2006, additional windfall tax benefits resulted from employee exercises of stock option awards.

      New Accounting Pronouncements
      -----------------------------

      On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", requiring sponsors to recognize the funded status of these benefit plans as an asset or liability in the balance sheet and to recognize changes in that funded status as a component of other comprehensive income. These requirements represent a significant change to previous accounting guidance that generally delayed recognition, in the balance sheet, of certain changes in plan assets and benefit obligations and only required disclosure, in the notes to the financial statements, of the complete funded status of the plans. SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings and, similarly, requires continued application of existing guidance in measuring plan assets and benefit obligations, except to impose a measurement date coincident with the employer's fiscal year-end reporting. The Company will be required to initially recognize the funded status of its defined benefit pension and other postretirement plans as of the end of the calendar year 2006 and to reflect the impact as an adjustment of the ending balance of accumulated comprehensive income. SFAS No. 158 does not permit retrospective application but addresses the resulting comparability issue by instead requiring disclosure, in the notes to the financial statements in the year of adoption, of the incremental effect on individual line items in the year-end statement of financial position. Based on preliminary analysis of the funded status of defined benefit pension plans and amounts reported in the balance sheet at December 31, 2005, management estimates that adoption of SFAS No. 158 will reduce total assets by approximately $868 million, principally due to the elimination of prepaid pension cost, and increase total benefit liabilities by approximately $62 million. The aggregate impact of these amounts, totaling approximately $930 million, would reduce consolidated shareholders' equity by approximately $602 million, net of tax and minority interest, and be reflected as a charge to accumulated other comprehensive income. Management is continuing to assess the impact of adoption as actual amounts to be recognized at December 31, 2006 will reflect the funded status of the plans as of that date.

      On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Management is currently assessing the potential impacts of adoption of SFAS No. 157.

      On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," to clarify the criteria used to recognize and measure the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is "more likely than not" to be sustained assuming examination by the taxing authority, based on the technical merits of the position. Tax positions meeting the recognition criteria are required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement and, accordingly, requires consideration of the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, thereby requiring application of its provisions, including the threshold criteria for recognition, to all tax positions of AXA Equitable as at January 1, 2007. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. Management is currently assessing the potential impacts of adoption of FIN 48.

3)    INVESTMENTS

      For the third quarter and first nine months of 2006 and of 2005, investment income is shown net of investment expenses of $82.8 million, $243.5 million, $42.8 million and $158.5 million, respectively.

      As of September 30, 2006 and December 31, 2005, respectively, fixed maturities classified as available for sale had amortized costs of $28,945.8 million and $29,094.9 million. Also at September 30, 2006 and December 31, 2005, respectively, Other equity investments included the General Account's investments in Separate Accounts and other trading securities having carrying values of $676.3 million and $402.7 million and costs of $654.9 million and $386.5 million and other equity securities with carrying values of $92.5 million and $47.4 million and costs of $89.9 million and $45.7 million.

      In the third quarter and first nine months of 2006 and of 2005, respectively, net unrealized and realized holding gains on trading account equity securities of $21.4 million, $34.3 million, $3.8 million and $3.5 million were included in net investment income in the consolidated statements of earnings.

      For the first nine months of 2006 and 2005, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,226.8 million and $1,646.3 million, respectively. Gross gains of $32.9 million and $35.6 million and gross losses of $24.3 million and $13.7 million were realized on these sales for the first nine months of 2006 and 2005, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $396.4 million during the first nine months of 2006, resulting in a net unrealized gain balance of $543.5 million at September 30, 2006.

      Investment valuation allowances for mortgage loans and changes thereto follow:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                      2006                2005
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)
      Balances, beginning of year.............................................   $       11.8        $      11.3
         Additions charged to income..........................................             .1                 .7
         Deductions for writedowns and asset dispositions.....................            (.5)              (3.0)
                                                                                 ---------------     ---------------
      Balances, End of Period.................................................   $       11.4        $       9.0
                                                                                 ===============     ===============


      Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                 SEPTEMBER 30,       December 31,
                                                                                      2006               2005
                                                                                -----------------  -----------------
                                                                                           (IN MILLIONS)
      Impaired mortgage loans with investment valuation allowances............   $       77.7        $      78.3
      Impaired mortgage loans without investment valuation allowances.........             .1                4.5
                                                                                 ---------------     ---------------
      Recorded investment in impaired mortgage loans..........................           77.8               82.8
      Investment valuation allowances.........................................          (11.4)             (11.8)
                                                                                 ---------------     ---------------
      Net Impaired Mortgage Loans.............................................   $       66.4        $      71.0
                                                                                 ===============     ===============


      During the first nine months of 2006 and 2005, respectively, AXA Equitable's average recorded investment in impaired mortgage loans was $80.3 million and $95.6 million. Interest income recognized on these impaired mortgage loans totaled $3.4 million and $7.7 million for the first nine months of 2006 and 2005, respectively.

      Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to the point that the collection of interest is considered likely. At September 30, 2006 and December 31, 2005, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $66.4 million and $71.1 million.

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

      Summarized financial information for the Closed Block is as follows:

                                                                              SEPTEMBER 30,         December 31,
                                                                                   2006                 2005
                                                                             -----------------    -----------------
                                                                                         (IN MILLIONS)
      CLOSED BLOCK LIABILITIES

      Future policy benefits, policyholders' account balances and other....  $     8,773.1        $     8,866.1
      Policyholder dividend obligation.....................................            1.0                 73.7
      Other liabilities....................................................           28.4                 28.6
                                                                             -----------------    -----------------
      Total Closed Block liabilities.......................................        8,802.5              8,968.4
                                                                             -----------------    -----------------
      ASSETS DESIGNATED TO THE CLOSED BLOCK
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $5,913.3 and $5,761.5)..........................        5,974.3              5,908.7
      Mortgage loans on real estate........................................          825.3                930.3
      Policy loans.........................................................        1,243.6              1,284.4
      Cash and other invested assets.......................................           26.7                 56.2
      Other assets.........................................................          281.9                304.4
                                                                             -----------------    -----------------
       Total assets designated to the Closed Block.........................        8,351.8              8,484.0
                                                                             -----------------    -----------------
      Excess of Closed Block liabilities over assets designated to
         the Closed Block..................................................          450.7                484.4

      Amounts included in accumulated other comprehensive income:
         Net unrealized investment gains, net of deferred income tax expense of $21.0 and $25.7 and policyholder dividend
           obligation of $1.0 and $73.7....................................           39.0                 47.8
                                                                             -----------------    -----------------

      Maximum Future Earnings To Be Recognized From Closed Block
         Assets and Liabilities............................................  $       489.7        $       532.2
                                                                             =================    =================

      Closed Block revenues and expenses were as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2006             2005              2006              2005
                                                ---------------  ----------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      REVENUES
      Premiums and other income...............  $       99.4     $      104.0      $      318.6      $     334.2
      Investment income (net of investment
         expenses of $0, $0, $.1, and $0).....         129.8            130.2             387.0            394.9
      Investment gains (losses), net..........           2.0             (8.5)              (.1)             3.2
                                                ---------------  ----------------  ---------------   ---------------
      Total revenues..........................         231.2            225.7             705.5            732.3
                                                ---------------  ----------------  ---------------   ---------------
      BENEFITS AND
      OTHER DEDUCTIONS
      Policyholders' benefits and dividends...         200.4            202.7             637.2            629.1
      Other operating costs and expenses......            .4               .6               2.2              2.4
                                                ---------------  ----------------  ---------------   ---------------
      Total benefits and other deductions.....         200.8            203.3             639.4            631.5
                                                ---------------  ----------------  ---------------   ---------------
      Net revenues before income taxes........          30.4             22.4              66.1            100.8
      Income tax expense......................         (11.1)            (7.8)            (23.6)           (35.2)
                                                ---------------  ----------------  ---------------   ---------------
      Net Revenues............................  $       19.3     $       14.6      $       42.5      $      65.6
                                                ===============  ================  ===============   ===============


      Reconciliation of the policyholder dividend obligation is as follows:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                      2006                 2005
                                                                                ----------------     ----------------
                                                                                           (IN MILLIONS)

      Balances, beginning of year.............................................   $      73.7          $     264.3
      Unrealized investment losses............................................         (72.7)              (140.2)
                                                                                 ---------------      ---------------
      Balances, End of Period.................................................   $       1.0          $     124.1
                                                                                 ===============      ===============

5)    DISCONTINUED OPERATIONS

      Discontinued operations include certain pension operations principally consisting of group non-participating wind-up annuity products ("Wind-up Annuities") and equity real estate held-for-sale. In the first nine months of 2006, one real estate property with a book value of $34.3 million that had been previously reported in equity real estate was reclassified as real estate held-for-sale. Prior periods have been restated to reflect these properties as discontinued operations. The following table reconciles the earnings from discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the third quarter and first nine months of 2006 and 2005:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ------------------------------   ------------------------------
                                                          2006             2005             2006            2005
                                                      --------------- --------------   --------------- --------------
                                                                              (IN MILLIONS)

      Wind-up Annuities ..........................    $       28.4    $       15.2     $       28.4    $       15.2
      Real estate held-for-sale...................              .3              .2             (3.1)             .5
                                                      --------------  --------------   --------------  --------------
      Earnings from Discontinued
         Operations, Net of Income Taxes..........    $       28.7    $       15.4     $       25.3    $       15.7
                                                      ==============  ==============   ==============  ==============

      Summarized financial information for Wind-up Annuities:

                                                                             SEPTEMBER 30,         December 31,
                                                                                  2006                 2005
                                                                            -----------------    -----------------
                                                                                        (IN MILLIONS)
      BALANCE SHEETS
      Fixed maturities, available for sale, at estimated fair value
        (amortized cost of $762.6 and $796.8)..............................  $       776.7        $       823.5
      Equity real estate...................................................          165.3                197.5
      Mortgage loans on real estate........................................            6.0                  6.7
      Other invested assets................................................            2.8                  3.2
                                                                             ----------------    -----------------
        Total investments..................................................          950.8              1,030.9
      Cash and cash equivalents............................................            3.0                  -
      Other assets.........................................................           13.6                 13.6
                                                                             ----------------    -----------------
      Total Assets.........................................................  $       967.4        $     1,044.5
                                                                             ================    =================

      Policyholders liabilities............................................  $       795.5        $       817.2
      Allowance for future losses..........................................            8.3                 60.1
      Other liabilities....................................................          163.6                167.2
                                                                             ----------------    -----------------
      Total Liabilities....................................................  $       967.4        $     1,044.5
                                                                             ================    =================



                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                      2006              2005             2006              2005
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      STATEMENTS OF EARNINGS
      Investment income (net of investment
        expenses of $4.9, $3.9, $14.0
        and $13.4)............................. $       16.1      $      19.3      $       52.2      $       53.1
      Investment gains (losses) net............           .2              (.1)              5.4               (.3)
                                                ---------------   ---------------  ---------------   ---------------
      Total revenues...........................         16.3             19.2              57.6              52.8
                                                ---------------   ---------------  ---------------   ---------------

      Benefits and other deductions............         22.2             22.6              62.0              65.3
      Losses charged to the allowance for
         future losses.........................         (5.9)            (3.4)             (4.4)            (12.5)
                                                ---------------   ---------------  ---------------   ---------------
      Pre-tax results from operations..........          -                -                 -                 -
      Pre-tax earnings from releasing the
        allowance for future losses............         34.9             23.2              34.9              23.2
      Income tax expense.......................         (6.5)            (8.0)             (6.5)             (8.0)
                                                ---------------   ---------------  ---------------   ---------------
      Income from Wind-up Annuities............ $       28.4      $      15.2      $       28.4      $       15.2
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

      Management believes the allowance for future losses at September 30, 2006 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

      Income tax expense for Wind-up Annuities in third quarter 2006 included a $5.8 million benefit in connection with the settlement of an IRS audit of the 1997-2001 tax years.


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

      The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities in:

                                                                GMDB                GMIB              TOTAL
                                                           ----------------   -----------------  -----------------
                                                                               (IN MILLIONS)

      Balance at December 31, 2005.......................   $      115.2       $      173.6       $       288.8
        Paid guarantee benefits..........................          (26.0)              (2.9)              (28.9)
        Other changes in reserve.........................           59.4               37.7                97.1
                                                            ---------------    ----------------   ----------------
      Balance at September 30, 2006......................   $      148.6       $      208.4       $       357.0
                                                            ===============    ================   ================

      Balance at December 31, 2004.......................   $       67.6       $      117.6       $       185.2
        Paid guarantee benefits..........................          (30.8)              (2.1)              (32.9)
        Other changes in reserve.........................           58.7               55.6               114.3
                                                            ---------------    ----------------   ----------------
      Balance at September 30, 2005......................   $       95.5       $      171.1       $       266.6
                                                            ===============    ================   ================


      Related GMDB reinsurance ceded amounts were:

                                                                  GMDB
                                                           --------------------
                                                              (IN MILLIONS)

      Balance at December 31, 2005.......................   $       22.7
        Paid guarantee benefits ceded....................           (7.9)
        Other changes in reserve.........................            8.8
                                                            -------------------
      Balance at September 30, 2006......................   $       23.6
                                                            ===================

      Balance at December 31, 2004.......................   $       10.3
        Paid guarantee benefits ceded....................          (15.1)
        Other changes in reserve.........................           23.4
                                                            -------------------
      Balance at September 30, 2005......................   $       18.6
                                                            ===================


      The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

      The September 30, 2006 values for those variable annuity contracts in force on such dates with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

                                                  RETURN
                                                  PREMIUM         RATCHET         ROLL-UP         COMBO           TOTAL
                                               --------------  ---------------  -------------  -------------  --------------
                                                                        (DOLLARS IN MILLIONS)

      GMDB:
        Account values invested in:
           General Account..................   $     11,461    $       423      $     321      $      693      $    12,898
           Separate Accounts................   $     23,493    $     7,348      $   7,379      $   20,392      $    58,612
        Net amount at risk, gross...........   $        432    $       346      $   1,684      $      150      $     2,612
        Net amount at risk, net of amounts
           reinsured........................   $        431    $       242      $   1,031      $      150      $     1,854
        Average attained age of
           contractholders..................           49.6           60.9           64.1            61.1             52.6
        Percentage of contractholders
          over age 70.......................           13.1%          22.6%          32.9%           21.2%           15.9%
        Range of contractually specified
           interest rates...................            N/A            N/A           3%-6%           3%-6%

      GMIB:
        Account values invested in:
           General Account..................            N/A            N/A      $      90      $      932      $     1,022
           Separate Accounts................            N/A            N/A      $   5,123      $   28,015      $    33,138
        Net amount at risk, gross...........            N/A            N/A      $     310      $       -       $       310
        Net amount at risk, net of amounts
           reinsured........................            N/A            N/A      $      79      $       -       $        79
        Weighted average years remaining
           until earliest annuitization.....            N/A            N/A            2.5             8.5              7.4
        Range of contractually specified
            interest rates..................            N/A            N/A           3%-6%           3%-6%

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                   SEPTEMBER 30,      December 31,
                                                                                       2006               2005
                                                                                  ---------------   -----------------
                                                                                            (IN MILLIONS)

      GMDB:
         Equity...............................................................    $   39,373        $    35,857
         Fixed income.........................................................         4,339              4,353
         Balanced.............................................................        12,901              9,121
         Other................................................................         1,999              1,813
                                                                                  ---------------   -----------------
         Total................................................................    $   58,612        $    51,144
                                                                                  ===============   =================

      GMIB:
         Equity...............................................................    $   20,473        $    17,540
         Fixed income.........................................................         2,686              2,608
         Balanced.............................................................         9,033              5,849
         Other................................................................           946                680
                                                                                  ---------------  ------------------
         Total................................................................    $   33,138        $    26,677
                                                                                  ===============  ==================

      C) Hedging Programs for GMDB and GMIB Features
         -------------------------------------------

      In 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include hedging for certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning in 2004. AXA Equitable's hedging activities mitigate the risks associated with movements in equity and fixed income markets but do not eliminate all of the risks associated with the GMDB/GMIB features. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At September 30, 2006, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $37,212 million and $176 million, respectively, with the GMDB feature and $21,085 million and zero, respectively, with the GMIB feature.

      Although these programs are designed to provide some economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133. Therefore, SFAS No. 133 requires gains or losses on the futures contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

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

      The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                               DIRECT           REINSURANCE
                                                              LIABILITY            CEDED               NET
                                                            ---------------    ----------------   ----------------
                                                                               (IN MILLIONS)

      Balance at December 31, 2005.......................   $       34.8       $      (20.4)      $        14.4
        Other changes in reserve.........................           22.3              (19.2)                3.1
                                                            ---------------    ----------------   ----------------
      Balance at September 30, 2006......................   $       57.1       $      (39.6)      $        17.5
                                                            ===============    ================   ================

      Balance at December 31, 2004.......................   $       20.5       $       (6.1)      $        14.4
        Other changes in reserve.........................           11.9              (12.2)                (.3)
                                                            ---------------    ----------------   ----------------
      Balance at September 31, 2005......................   $       32.4       $      (18.3)      $        14.1
                                                            ===============    ================   ================


7)    EMPLOYEE BENEFIT PLANS

      Components of net periodic pension expense for the qualified plans follow:

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ------------------------------- -------------------------------
                                                               2006            2005            2006            2005
                                                          --------------- --------------- --------------- ---------------
                                                                                  (IN MILLIONS)

        Service cost...................................    $        9.3    $        8.7    $       28.3    $       26.4
        Interest cost on projected benefit obligation..            30.5            30.3            91.6            91.1
        Expected return on assets......................           (46.3)          (42.9)         (138.8)         (128.6)
        Net amortization and deferrals.................            20.3            18.9            61.0            56.8
                                                           --------------  --------------  --------------  --------------
        Net Periodic Pension Expense...................    $       13.8    $       15.0    $       42.1    $       45.7
                                                           ==============  ==============  ==============  ==============


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

      For third quarter and the first nine months of 2006, the Company recognized $6.3 million and $18.3 million, respectively, of compensation costs under SFAS No. 123(R) for employee stock options, including $3.8 million and $12.8 million, respectively resulting from unvested awards at January 1, 2006. A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans follows, including the award made on March 31, 2006 of 3.8 million nonstatutory stock options to purchase AXA ordinary shares. The cost of that award is attributed over the shorter of the employees' four year service-vesting term or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. Information about options outstanding and exercisable at September 30, 2006 also is presented in the table below. The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under the Stock Incentive Plan was approximately 124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).

                                                                 Options Outstanding
                          ------------------------------------------------------------------------------------------------------
                                                                                                       AllianceBernstein
                                 AXA Ordinary Shares                       AXA ADRs                      Holding Units
                          ----------------------------------  ---------------------------------  -------------------------------
                                              Weighted                              Weighted                        Weighted
                              Number          Average              Number           Average           Number         Average
                           Outstanding        Exercise          Outstanding         Exercise       Outstanding       Exercise
                          (In Millions)        Price           (In Millions)         Price        (In Millions)       Price
                          --------------   -----------------  ----------------   --------------  ---------------  --------------
Options outstanding at
   December 31, 2005...            3.5     (euro)     20.87             38.6     $        24.06           7.5     $        40.45
Options granted (1)....            3.8     (euro)     29.22               .7              23.26            -  (3) $        65.02
Options exercised......            -                   -                (6.0)    $        20.26          (1.6)    $        38.54
Options forfeited......            (.2)    (euro)     23.70             (3.0)    $        33.83           (.1)    $        38.28
Options expired........            -                   -                  -                 -              -                -
                          --------------                      ----------------                   ---------------
Options Outstanding at
   September 30, 2006..            7.1     (euro)     25.23             30.3     $        23.29           5.8     $        41.05
                          ==============   =================  ================   ==============  ===============  ==============
Aggregate Intrinsic
   Value (2)...........                    (euro)      16.5                      $        412.9                   $        161.3
                                           =================                     ==============                   ==============
Weighted Average
   Remaining
   Contractual Term
   (in years)..........            9.00                                 4.49                             4.45
                          ==============                      ================                   ===============

Options Exercisable at
   September 30, 2006..            -                                    23.7     $        23.69           4.8     $        41.56
                          ==============                      ================   ==============  ===============  ==============
Aggregate Intrinsic
   Value (2)...........                            -                             $        313.1                   $        131.4
                                           =================                     ==============                   ==============
Weighted Average
   Remaining
   Contractual Term
   (in years)..........            -                                    3.56                             4.28
                          ==============                      ================                   ===============


      (1) Approximately 2.6 million of the 3.8 million AXA ordinary share options granted on March 31, 2006 have a four-year graded vesting schedule, with one-third vesting on each of the third and fourth anniversaries of the grant date. The remaining approximately 1.2 million options have a 4-year cliff-vesting term. All of the options granted on March 31, 2006 have a 10-year contractual term.

      (2) Intrinsic value, presented in millions, is calculated as the excess of the closing market price on September 30, 2006 of the respective underlying shares over the strike prices of the option awards.

      (3) AllianceBernstein grants totaled 9,712 units in first nine months of 2006.

      Cash proceeds received from employee exercises of options to purchase AXA ADRs in third quarter and the first nine months of 2006 were $28.4 million and $121.4 million, respectively. The intrinsic value related to employee exercises of options to purchase AXA ADRs during third quarter and the first nine months of 2006 and of 2005 were $18.2 million, $90.2 million, $14.2 million and $46.6 million, respectively, resulting in amounts currently deductible for tax purposes of $6.3 million, $30.6 million, $4.7 million and $15.4 million, respectively, for the periods then ended. Under SFAS No. 123(R), $4.8 million and $23.1 million windfall tax benefits resulted from employee stock option exercises during third quarter and the first nine months of 2006, respectively.

      At December 31, 2005, AXA Financial held 14.6 million AXA ADRs in treasury at a weighted average cost of approximately $24.00 per ADR, of which approximately 14.3 million were designated to fund future exercises of outstanding employee stock options. These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options. Remaining outstanding and unexercised at September 30, 2006 are call options to purchase 8.9 million AXA ADRs at strike prices ranging from $30.41 to $32.37, each having a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised. These call options expire on November 23, 2009. During the first nine months of 2006, AXA Financial utilized approximately 3.6 million AXA ADRs from treasury to fund exercises of employee stock options. At September 30, 2006, AXA Financial held 11.4 million AXA ADRs in treasury, of which approximately 11.1 million units were designated to fund future exercises of outstanding employee stock options and the remainder of approximately .3 million were available for general corporate purposes, including funding other stock-based compensation programs. Employee options awarded by AXA Financial and outstanding at September 30, 2006 to purchase AXA ordinary shares begin to become exercisable in March 2007 and their future exercises are expected to be funded by newly issued AXA ordinary shares.

      Prior to adoption of SFAS No. 123(R), the Company had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the consolidated statement of earnings in third quarter and the first nine months of 2005. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by the Company under the fair-value-based method of SFAS No. 123. These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods and do not include estimates of pre-vesting forfeitures.

                                                                              Three Months          Nine Months
                                                                                 Ended                 Ended
                                                                             September 30,         September 30,
                                                                                 2005                  2005
                                                                           -----------------     ----------------
                                                                                        (In Millions)

       Net earnings as reported..........................................   $       296.7        $       840.3
       Less:  Total stock-based employee compensation expense
          determined under fair value method, net of income tax benefit..            (5.5)               (17.9)
                                                                           ----------------      ----------------
       Pro Forma Net Earnings............................................   $       291.2        $       822.4
                                                                           ================      ================


      For the purpose of estimating the fair value of employee stock option awards granted on or after January 1, 2006, the Company continues to apply the Black-Scholes-Merton formula and the same methodologies for developing the input assumptions as previously had been used to prepare the pro forma disclosures required by SFAS No. 123. Shown below are the relevant input assumptions used to derive the fair values of options awarded in the first nine months of 2006 and of 2005, respectively. No grants of options to purchase AXA ADRs were made to employees in the first nine months of 2006. For employee stock options with graded vesting terms and service conditions granted on or after January 1, 2006, the Company elected under SFAS No. 123(R) to retain its practice of valuing these as singular awards and to change to the graded-vesting method of attribution, whereby the cost is recognized separately over the requisite service period for each individual one-third of the options vesting on the third and fourth anniversaries of the grant date.

                                                                                               AllianceBernstein
                                              AXA Ordinary Shares              AXA ADRs          Holding Units
                                         -------------------------------     -------------   -----------------------
      Nine months ended Sept. 30,           2006               2005              2005           2006        2005
                                         -----------       -------------     -------------   ------------ ----------
       Dividend yield..............          3.48%               3.15%            3.01%           6.00%        6.20%

       Expected volatility.........            28%                 25%              25%             31%          31%

      Risk-free interest rate......          3.77%               3.09%            4.27%           4.90%        3.70%

      Expected life in years.......          5.0                 5.0              5.0             6.5          3.0

      Weighted average fair value
         per option at grant date..      $   7.45          $     5.01        $    5.65       $   12.35    $    7.04


      As of September 30, 2006, approximately $25.3 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 2.1 years.

      Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries, including AXA Equitable. Generally, all outstanding restricted AXA ADR grants have a 7-year vesting schedule with potential accelerated vesting based on performance. Under the Equity Plan, AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually. Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent directors of its General Partner. In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds. For third quarter and first nine months of 2006 and of 2005, the Company recognized compensation cost of $.7 million and $4.9 million, respectively, under SFAS No. 123(R) and $1.8 million and $8.3 million, respectively, under APB No. 25 for awards outstanding under these plans. Consistent with existing practice of the Company prior to adoption of SFAS No. 123(R), grant-date fair value continues to be measured by the closing price of the shares awarded and the result generally is attributed over the shorter of the performance period, the requisite service period, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.

      At September 30, 2006, approximately 60,978 restricted AllianceBernstein Holding Units outstanding under the Century Club Plan remain unvested. As of September 30, 2006, approximately $2.5 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 1.8 years. The following table summarizes unvested restricted AXA ADR activity for the first nine months of 2006. Restricted AXA ADRs vested in the first nine months of 2006 and 2005 had aggregate vesting-date fair values of approximately $13.5 million and $19.2 million, respectively. In the first nine months of 2005, 244,790 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $6.6 million.

                                                                                                       WEIGHTED
                                                                                  SHARES OF            AVERAGE
                                                                                  RESTRICTED          GRANT DATE
                                                                                    STOCK             FAIR VALUE
                                                                                ---------------    -----------------

      Unvested as of December 31, 2005........................................       867,387        $        19.94
      Granted ................................................................        78,865        $        35.16
      Vested .................................................................       381,836        $        16.98
      Forfeited ..............................................................        50,381
                                                                                ----------------
      Unvested as of September 30, 2006 ......................................       514,035        $        23.91
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

      For third quarter and the first nine months of 2006 and of 2005, the Company recognized compensation cost of $8.5 million and $17.1 million, respectively, under SFAS No. 123(R) and $1.1 million and $4.6 million, respectively, under APB No. 25 for performance units earned to date. Substantially similar to existing practice of the Company prior to adoption of SFAS No. 123(R), the change in fair value of these awards in first nine months of 2006 was measured by the closing price of the underlying AXA ordinary shares or AXA ADRs and adjustment was made to reflect the impact of expected and actual pre-vesting forfeitures. In addition, similar to adoption of SFAS No. 123(R) for employee stock option awards, the cost of performance units awarded on or after January 1, 2006, such as those granted March 31, 2006, were attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at September 30, 2006 and December 31,
\

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

      Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options ("tandem SARs/NSOs") of then-equivalent intrinsic value. The Company recorded compensation (income)/expense for these fully-vested awards of $5.8 million, $6.1 million, $9.3 million and $10.0 million for third quarter and the first nine months of 2006 and of 2005, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs. The value of these tandem SARs/NSOs at September 30, 2006 and December 31, 2005 was $22.2 million and $50.9 million, respectively. At September 30, 2006, 1.7 million tandem SARs/NSOs were outstanding, having weighted average remaining expected and contractual terms of 1.21 and 2.42 years, respectively, and for which the SARs component had maximum value of $22.2 million. During third quarter and the first nine months of 2006 and of 2005, respectively, approximately .1 million, 2.6 million, .2 million and .3 million of these awards were exercised at an aggregate cash-settlement value of $1.5 million $38.8 million, $2.0 million and $2.8 million.

      On March 31, 2006, 59,644 Stock Appreciation Rights with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries. These Stock Appreciation Rights entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 29.22 Euros as of the date of exercise. Similar to the SARs component of the tandem SARs/NSOs, awards remaining unexercised at expiry of their 10-year contractual term will be automatically exercised on the expiration date. At September 30, 2006, .2 million Stock Appreciation Rights were outstanding, having weighted average remaining contractual term of 6.02 years. The accrued value of Stock Appreciation Rights at September 30, 2006 and December 31, 2005 was $2.4 million and $1.0 million, respectively, and recorded as liabilities in the consolidated balance sheets. For third quarter and the first nine months of 2006, the Company recorded compensation expense for Stock Appreciation Rights of $.7 million and $1.4 million, respectively, under SFAS No. 123(R), reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards. For third quarter and first nine months of 2005, the Company recorded compensation expense of $.1 million and $.3 million, respectively, under APB No. 25 reflecting the impact in those periods of the change in the market price of the underlying AXA ordinary share or AXA ADR on the value of the outstanding Stock Appreciation Rights.

      Under SFAS No. 123(R), the Company recognized compensation expense for payroll deductions authorized and applied in third quarter and the first nine months of 2006 under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 37,160 and 150,800, respectively, at an aggregate discount of $.4 million and $1.0 million, respectively, representing a discount of 15% from the closing market value of the AXA ADR at the purchase dates defined in the annual offering document (generally the last trading day of each month). Prior to adoption of SFAS No. 123(R), no compensation expense was recorded in connection with this plan, including the aggregate discount of $.1 million and $.5 million for third quarter and the first nine months of 2005, respectively. Under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, total AXA ADRs of 275,978 and $202,979 were purchased during the first nine months of 2006 and of 2005, respectively, including those purchased with employer matching contributions for which the Company recorded compensation expense of $.4 million, $1.2 million, $.4 million and $1.0 million in third quarter and the first nine months of 2006 and of 2005, respectively.

9)    INCOME TAXES

      Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

      The Company recognized a net tax benefit in third quarter 2006 of $117.7 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $117.7 million, $111.9 million related to the continuing operations and $5.8 million to the discontinued Wind-up Annuities.

      Of the net tax adjustment of $117.7 million, $111.9 million related to continuing operations and $5.8 million to Wind-up Annuities.

10)   LITIGATION

      There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2005, except as described below:

      In August 2006, the parties settled both the AMERICAN NATIONAL BANK action and the related, previously disclosed DH2 action.

      In HIRT, in September 2006, the district court granted summary judgment in favor of the defendants. The court ruled that (a) the cash balance provisions of the Equitable Plan do not violate the age discrimination provisions of ERISA, (b) while the notice of plan changes provided to participants in 1990 was not adequate, the notice of plan changes provided to participants in 1992 satisfied the ERISA notice requirements regarding delivery and content, and (c) the claims of the named plaintiffs are barred by statute of limitations. In October 2006, plaintiffs filed a notice of appeal.

      In BERGER, in August 2006, the plaintiff's appeal was denied.

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

      In the MUTUAL FUND MDL, in April 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The derivative claims brought on behalf of AllianceBernstein Holding remain pending. Plaintiffs seek an unspecified amount of damages.

      In the WV SECURITIES COMMISSIONERS SUMMARY ORDER MATTER, in April 2006, defendants' petition for Writ of Prohibition and Order Suspending Proceedings was denied. In September 2006, AllianceBernstein moved to dismiss the order.

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


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ---------------------------------  ----------------------------------
                                                      2006              2005             2006              2005
                                                 ---------------   ---------------  ---------------   ----------------
                                                                            (IN MILLIONS)

       SEGMENT REVENUES:
       Insurance...............................  $    1,502.5      $   1,360.4      $    4,535.7      $   4,309.9
       Investment Services (1).................         938.6            811.7           2,812.5          2,340.7
       Consolidation/elimination...............         (22.1)           (21.1)            (66.6)           (63.3)
                                                 ---------------   ---------------  ---------------   ----------------
       Total Revenues..........................  $    2,419.0      $   2,151.0      $    7,281.6      $   6,587.3
                                                 ===============   ===============  ===============   ================

       (1)   Net of interest expense incurred on securities borrowed.

       SEGMENT EARNINGS FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES
          AND MINORITY INTEREST:
       Financial Advisory/Insurance............  $      146.3      $     292.3      $      737.4      $     911.2
       Investment Management...................         267.5            226.0             803.5            614.8
                                                 ---------------   ---------------  ---------------   ----------------
       Total Earnings from Continuing
          Operations before Income Taxes
          and Minority Interest................  $      413.8      $     518.3      $    1,540.9      $   1,526.0
                                                 ===============   ===============  ===============   ================


                                                                                     SEPTEMBER 30,      December 31,
                                                                                         2006               2005
                                                                                    ----------------   ---------------
                                                                                              (IN MILLIONS)

       SEGMENT ASSETS:
       Insurance.................................................................    $   127,232.2      $   118,825.8
       Investment Services ......................................................         15,637.8           15,161.4
       Consolidation/elimination ................................................              2.5                2.0
                                                                                    ----------------   ---------------
       Total Assets..............................................................    $   142,872.5      $   133,989.2
                                                                                    ================   ===============


      In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, the Company recorded a non-cash $29.1 million realized gain. At September 30, 2006 and December 31, 2005, respectively, the Company's beneficial ownership in AllianceBernstein was approximately 45.8% and 46.3% and, together with the ownership of the other AXA Financial Group companies, the consolidated economic interest in AllianceBernstein were approximately 60.5% and 61.1%.

12)   RELATED PARTY TRANSACTIONS

      AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $27.2 million, $46.5 million, $15.9 million and $42.9 million, respectively for the third quarter and first nine months of 2006 and of 2005.

      AXA Equitable paid $183.0 million, $576.5 million, $166.3 million and $516.1 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2006 and of 2005. AXA Equitable charged AXA Distribution's subsidiaries $82.9 million, $253.1 million, $79.5 million and $237.6 million for the third quarter and first nine months of 2006 and of 2005, pursuant to the Agreement for Services.

13)   COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2006              2005             2006              2005
                                                ---------------   ---------------  ---------------   ---------------
                                                                           (IN MILLIONS)

      Net earnings............................. $      308.4      $     296.7      $      857.8      $      840.3
                                                ---------------   ---------------  ---------------   ---------------

      Change in unrealized gains (losses),
        net of reclassification adjustment.....        379.1           (324.1)           (147.5)           (316.6)
                                                ---------------   ---------------  ---------------   ---------------
      Other comprehensive income (loss) .......        379.1           (324.1)           (147.5)           (316.6)
                                                ---------------   ---------------  ---------------   ---------------

      Comprehensive Income..................... $      687.5      $     (27.4)     $      710.3      $      523.7
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

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net earnings for the Company were $857.8 million for the first nine months of 2006, $17.5 million higher than the $840.3 million reported for the comparable 2005 period, as the Insurance segment's net earnings decrease of $42.2 million was offset by a $59.7 million increase for the Investment Services segment. Income taxes totaled $308.6 million in the first nine months of 2006 as compared to the $390.3 million reported in the comparable 2005 period. The Company recognized a net tax benefit in third quarter 2006 of $117.7 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $117.7 million, $111.9 million related to the continuing operations and $5.8 million to the discontinued Wind-up Annuities. Net earnings included post-tax earnings from Wind-up Annuities which included $22.6 million and $15.2 million in the 2006 and 2005 periods, respectively, reflecting the third quarter 2006 and 2005 releases of the allowance for future losses due to improved projected investment results and the $5.8 million tax benefit in third quarter 2006, described above. Earnings from continuing operations were $832.5 million for the first nine months of 2006, an increase of $7.9 million from the first nine months of 2005.

Earnings from continuing operations before income taxes and minority interest were $1.54 billion for the first nine months of 2006, an increase of $14.9 million from the year earlier period. The Insurance segment's pre-tax earnings decrease of $173.8 million was more than offset by the $188.7 million increase in the Investment Services segment's pre-tax earnings. The decrease in pre-tax earnings during the first nine months of 2006 to $737.4 million in the Insurance segment was primarily due to lower investment results primarily due to decreases in the fair value of derivatives, higher DAC amortization, commission expense and other operating expenses partially offset by higher policy fee income. The Investment Services segment's pre-tax earnings for the first nine months of 2006 were $803.5 million, $188.7 million higher than in the first nine months of 2005, principally due to higher earnings at AllianceBernstein. The Investment Services segment's earnings included $16.4 million and $16.1 million in gains and contingent payments in the 2006 and 2005 periods, respectively, related to AllianceBernstein's second quarter 2005 transfer of its cash management business and approximately $8.6 million of gains on the sale of its rights to manage certain Indian mutual funds in third quarter 2005. On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) and recognized $18.3 million ($12.0 million after-tax) in higher compensation cost than would have been recognized under APB No. 25 during the first nine months of 2006.

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

Although these programs are designed to provide some economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No.
133. Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility. Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis. Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations. In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings. Conversely, in periods of equity and interest rate market declines, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings. Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs.

Revenues. In the first nine months of 2006, revenues increased $694.3 million to $7.28 billion. The Investment Services segment's $471.7 million increase in revenues to $2.81 billion in the first nine months of 2006 resulted principally from higher investment advisory and services fees and higher institutional research service revenues at AllianceBernstein while an increase of $225.9 million to $4.54 billion was reported for the Insurance segment as higher policy fee income more than offset lower investment results and lower premiums.

Premiums decreased by $63.2 million to $604.3 million for the first nine months of 2006. Policy fee income was $1.65 billion, $268.5 million higher than in the first nine months of 2005. The policy fee income increase resulted primarily from fees earned on higher average Separate Account balances due to positive net cash flows and market appreciation.

Net investment income decreased $18.7 million to $1.85 billion in the first nine months of 2006 as the $64.4 million decrease for the Insurance segment was partially offset by a $45.3 million increase in the Investment Services segment. The Insurance segment decrease was primarily due to the $108.8 million decrease in the fair value in the first nine months of 2006 of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts as compared to a $55.8 million decrease in fair value in the first nine months of 2005. Similarly, investment losses related to other derivatives including interest rate floor and future contracts were $10.4 million in the first nine months of 2006, as compared to $3.4 million of in the comparable prior year period. The increase for the Investment Services segment was related to changes in the market value of AllianceBernstein's trading account securities.

Investment gains, net totaled $37.3 million in the first nine months of 2006 as compared to $55.3 million in the first nine months of 2005, as the $32.8 million decline for the Insurance segment was offset by $14.8 million higher gains in the Investment Services segment. The higher gains for the Investment Services segment in the 2006 period resulted from AllianceBernstein's issuance of units to its employees under long-term incentive plans in first quarter 2006 which exceeded the gains on the transfer of AllianceBernstein's cash management services reported in the second and third quarters of 2005 and the gain on the sale of its rights to manage certain Indian mutual funds in third quarter 2005. The Insurance segment's decrease in the 2006 period primarily resulted from higher writedowns on General Account fixed maturities, $27.4 million in the 2006 period as compared to $23.8 million in the comparable 2005 period, and lower gains from sales of fixed maturity securities ($10.2 million in the first nine months of 2006 as compared to $42.4 million in first nine months of 2005).

Commissions, fees and other income increased $525.7 million to $3.15 billion in the first nine months of 2006 with the $411.6 increase in the Investment Services segment and a $117.8 million increase in the Insurance segment. The Investment Services segment increase resulted principally from the $403.2 million increase in investment advisory and services fees to $1.99 billion at AllianceBernstein in the first nine months of 2006 as compared to the comparable 2005 period primarily due to an increase in average assets under management ("AUM") resulting from net asset inflows and market appreciation experienced in the nine-month period and from $23.0 million higher performance fees. The Insurance segment increase of $117.8 million to $534.6 million in the first nine months of 2006 was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base partially offset by the lower increase in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. In the first nine months of 2006, the fair value of these contracts increased $38.3 million as compared to $45.2 million during the first nine months of 2005 due to market fluctuations.

Benefits and Other Deductions. In the first nine months of 2006, total benefits and other deductions increased $679.4 million to $5.74 billion with increases of $399.7 million and $283.0 million in the Insurance and the Investment Services segments, respectively.

Policyholders' benefits were $1.45 billion in the first nine months of 2006, a $77.8 million increase from the first nine months of 2005. The increase principally resulted from lower benefits and reserves in the reinsurance assumed product line in the 2005 period due to a $16.1 million settlement of outstanding issues with one life reinsurer in third quarter 2005 that resulted in the release of $46.8 million of reserves as well as higher individual life death claims.

Total compensation and benefits increased $162.5 million to $1.51 billion in the first nine months of 2006 as an increase of $197.7 million for the Investment Services segment was offset by a $35.4 million decrease for the Insurance segment. The increase at AllianceBernstein in the nine months of 2006 reflected the $70.8 million increase in commission expense due to higher sales across all distribution channels and Institutional Research Services, the $68.1 million increase in incentive compensation primarily due to higher deferred compensation amortization and the $59.9 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit salary increases and higher fringe benefits reflecting the increased compensation levels at AllianceBernstein. The $35.4 million decrease for the Insurance segment was primarily due to a $76.8 million decline in employee benefit costs of which $45.4 million was due to the announced curtailment of the age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006, partially offset by higher employee stock compensation expense of $39.7 million due to the effects of implementing SFAS No. 123(R) in 2006. The Insurance segment's total for the 2005 period included a $28.5 million increase in benefits and taxes due to an adjustment to survivor income benefits related to prior periods.

For the first nine months of 2006, commissions in the Insurance segment totaled $1.03 billion, an increase of $210.4 million when compared to $816.6 million from the first nine months of 2005, principally due to higher sales of annuity products.

Amortization of deferred sales commissions totaled $71.7 million for the first nine months of 2006, $31.4 million lower than in the 2005 period as a result of lower levels of back-end load shares sales.

DAC amortization increased to $561.1 million in the first nine months of 2006, $159.9 million higher than in the comparable 2005 period. This increase in amortization was principally related to higher current margins on products that are DAC reactive and lower favorable DAC unlocking in 2006 compared to 2005. The increase was partially offset by reactivity to decreases in the first nine months of 2006 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs and the lower increase in fair value of the GMIB reinsurance asset. In 2006, the unlocking impact from recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts in the 2006 period also offset the increase. In 2005, DAC unlocking related to higher estimated future margins due to revised expectations regarding lapses on certain variable annuity contracts based upon completion of a comprehensive lapse study. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2006 than in 2005.

DAC capitalization totaled $991.2 million; this increase of $118.1 million from the $873.1 million reported in the first nine months of 2005 primarily resulted from higher sales of annuity products.

The $29.5 million increase in rent expense to $149.4 million in the first nine months of 2006 was due to the $27.2 million increase in the Investment Services segment reflecting the expansion of private client offices in the U.S., as well as new office space in London, Hong Kong and Shanghai for AllianceBernstein operations.

There was a $211.9 million increase in other operating costs and expenses to $876.2 million in the first nine months of 2006, with increases of $117.4 million and $98.0 million, respectively, in the Insurance and the Investment Services segments. The $117.4 million increase in the Insurance segment to $505.0 million in the 2006 period was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances and additional increases in administrative service fees, distribution expense allowance costs, outsourcing expenses and miscellaneous general expenses. The Investment Services segment increase of $98.0 million to $437.8 million primarily resulted from increases in legal costs, market data services and data processing costs at AllianceBernstein in the first nine months of 2006.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first nine months of 2006 were $12.5 billion, a $2.2 billion increase from the comparable 2005 period, with $2.0 billion higher first year premiums and deposits in the first nine months of 2006 than in the prior year's comparable period. The $181.7 million increase to $418.9 million in first year premiums and deposits for the life products was principally due to higher sales of variable and interest-sensitive life products in both the retail and wholesale distribution channels partially offset by lower sales of COLI variable life products in the retail channel. The $1.86 billion increase to $8.62 billion in annuity products' first year premiums and deposits was due to higher sales of variable annuity products, up $1.35 billion in the wholesale distribution channel and $691.9 million the retail channel. First year sales of fixed annuity product declined $178.5 million with lower sales in both distribution channels. In July 2006,

AXA Equitable launched its Accumulator(R) '06 variable annuity products with additional features, including a guaranteed withdrawal benefit for life. Accumulator(R) '06 variable annuity products are currently available for new sales in place of the prior Accumulator products in most states and will be available in the remaining jurisdictions as applicable regulatory approvals are received.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $4.97 billion in the first nine months of 2005 to $5.83 billion for the first nine months of 2006, with increases of $865.4 million and $15.5 million reported for the individual annuities and traditional life product lines, partially offset by a decline of $18.6 million in variable and interest-sensitive life surrenders and withdrawals. The annualized annuities surrender rate increased to 8.6% in the first nine months of 2006 from 8.3% in the first nine months of 2005. Conversely, the individual life surrender rates decreased to 3.8% from 3.9% for the same respective periods. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management for the Company and other AXA Financial companies follow:

                             ASSETS UNDER MANAGEMENT

                                                                                           SEPTEMBER 30,
                                                                                 -----------------------------------
                                                                                      2006                2005
                                                                                 ---------------     ---------------
                                                                                           (IN MILLIONS)

Third party..................................................................... $    593,967        $   491,053
AXA Equitable General Account, AXA Financial Group
    and its other affiliates....................................................       55,172             54,775
Insurance Group Separate Accounts ..............................................       82,122             71,615
                                                                                 ---------------     ---------------
Total Assets Under Management................................................... $    731,261        $   617,443
                                                                                 ===============     ===============

Third party assets under management at September 30, 2006 increased $102.91 billion from the September 30, 2005 total primarily due to increases at AllianceBernstein. The $10.51 billion increase in Insurance Group Separate Account assets under management resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at September 30, 2006 totaled $659.28 billion as compared to $555.47 billion at September 30, 2005 as market appreciation of $56.6 billion and net inflows across all distribution channels totaling $48.1 billion were partially offset by the approximately $1.3 billion reduction in client AUM during fourth quarter 2005 related to AllianceBernstein's business dispositions in that period. Non-U.S. clients accounted for 34.3% of the September 30, 2006 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. In the first nine months of 2006 and 2005, respectively, AXA Equitable paid cash dividends of $300.0 million and $250.0 million.

AllianceBernstein. For the nine months ended September 30, 2006 and 2005, respectively, cash flows included inflows of $63.2 million and $30.8 million representing additional investments by AllianceBernstein Holding with proceeds from the exercise of compensatory options to buy AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $16.6 million and $6.5 million to fund obligations under deferred compensation plans. Cash flows in the first nine months of 2006 were also impacted by the $47.2 million additional investment by AllianceBernstein Holding through the issuance of AllianceBernstein Holding units in exchange for earnings-based awards made under an AllianceBernstein compensation plan. Capital expenditures at AllianceBernstein were $75.0 million in the first nine months of 2006 compared to $59.7 million in the comparable 2005 period while purchases of investments totaled $54.8 million in the first nine months of 2006 as compared to $7.4 million in the year earlier period. AllianceBernstein's available cash flow from operations totaled $1.02 billion and $452.3 million for the first nine months of 2006 and 2005, respectively. Proceeds from the issuance of commercial paper totaled $169.6 million in the 2006 period. Distributions paid were $774.9 million and $588.9 million for the first nine months of 2006 and 2005, respectively.

At September 30, 2006, AllianceBernstein had $8.1 million of short-term debt and $173.9 million under its commercial paper program outstanding; no amount was outstanding under its revolving credit facility at September 30, 2006. In August 2006, the $400.0 million, 5.625% Senior Notes matured and were retired using cash flows from operations and the proceeds from the issuance of commercial paper with a 5.4% interest rate.

In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for AllianceBernstein's commercial paper program, which increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at AllianceBernstein's option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. In March 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100.0 million. As of September 30, 2006, no amounts were outstanding under these credit facilities.

On May 2, 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture at a cost of $16.1 million net of cash acquired.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

ITEM 4.           CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                      None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                      None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None

ITEM 5.           OTHER INFORMATION

                      None

ITEM 6.           EXHIBITS

                    Number           Description and Method of Filing
                  ----------- --------------------------------------------------

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

Date:    November 13, 2006     AXA EQUITABLE LIFE INSURANCE COMPANY



                               By:      /s/ Stanley B. Tulin
                                        ----------------------------------------
                                        Name:    Stanley B. Tulin
                                        Title:   Vice Chairman of the Board and

                                                 Chief Financial Officer

Date:    November 13, 2006              /s/ Richard S. Dziadzio
                                        ----------------------------------------
                                        Name:    Richard S. Dziadzio
                                        Title:   Executive Vice President and

                                                 Deputy Chief Financial Officer

Date:    November 13, 2006              /s/ Alvin H. Fenichel
                                        ----------------------------------------
                                        Name:    Alvin H. Fenichel
                                        Title:   Senior Vice President and
                                                 Controller