Form 10-K
period 2006-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2007-03-15
CIK 727920

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

   (Mark One)                       FORM 10-K

      |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from   to

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                         which registered
----------------------------------------   -------------------------------------
              None                                        None

         Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (Par Value $1.25 Per Share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                           Yes | |    No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                           Yes | |    No |X|

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

Large accelerated filer | |    Accelerated filer | |   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                           Yes | |    No |X|

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2006.

As of March 14, 2007, 2,000,000 shares of the registrant's Common Stock were outstanding.

                           REDUCED DISCLOSURE FORMAT:

    Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are incorporated by reference into Part I hereof.



================================================================================

                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----

Item 1.        Business...................................................  1-1
               Overview...................................................  1-1
               Segment Information........................................  1-1
               Employees..................................................  1-7
               Competition................................................  1-7
               Regulation.................................................  1-8
               Parent Company.............................................  1-11
               Other Information..........................................  1-11
Item 1A.       Risk Factors...............................................  1A-1
Item 1B.       Unresolved Staff Comments..................................  1B-1
Item 2.        Properties.................................................  2-1
Item 3.        Legal Proceedings..........................................  3-1
Item 4.        Submission of Matters to a Vote of Security Holders*.......  4-1

Part II
-------

Item 5.        Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities........  5-1
Item 6.        Selected Financial Data*...................................  6-1
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ("Management
                 Narrative")..............................................  7-1
Item 7A.       Quantitative and Qualitative Disclosures About Market
                 Risk..................................................... 7A-1
Item 8.        Financial Statements and Supplementary Data................ FS-1
Item 9.        Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure......................  9-1
Item 9A        Controls and Procedures.................................... 9A-1
Item 9B.       Other Information.......................................... 9B-1

Part III
--------

Item 10.       Directors and Executive Officers of the Registrant*........ 10-1
Item 11.       Executive Compensation*.................................... 11-1
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters*.............. 12-1
Item 13.       Certain Relationships and Related Transactions*............ 13-1
Item 14.       Principal Accounting Fees and Services..................... 14-1

Part IV
-------

Item 15.       Exhibits, Financial Statement Schedules ................... 15-1

Signatures     ...........................................................  S-1
Index to
 Exhibits      ...........................................................  E-1


*Omitted pursuant to General Instruction I to Form 10-K

                           FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks, as well as statements expressing management's expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as "believes," "estimates," "intends," "anticipates," "plans," "expects," "projects," "should," "probably," "risk," "target," "goals," "objectives," or similar expressions. AXA Equitable Life Insurance Company assumes no duty to update any forward-looking statement. Forward-looking statements are based on management's expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under "Risk Factors" and elsewhere in this report.

PART I, ITEM 1.

                                  BUSINESS(1)

OVERVIEW

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately 2.3 million insurance policies and contracts in force as of December 31, 2006. AXA Equitable is part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services. Together with its affiliates, including AllianceBernstein, the Company is one of the world's largest asset managers, with total assets under management of approximately $795.01 billion at December 31, 2006, of which approximately $716.90 billion were managed by AllianceBernstein. AXA Equitable is a wholly owned subsidiary of AXA Financial, which is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies. AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files annual reports on Form 20-F. For additional information regarding AXA, see "- Parent Company".

SEGMENT INFORMATION

AXA Equitable conducts operations in two business segments, the Insurance segment and the Investment Management segment. The insurance business conducted principally by AXA Equitable and its subsidiaries, AXA Life and AXA Distributors, is reported in the Insurance segment. The investment management business of AllianceBernstein, a leading global investment management firm, is reported in the Investment Management segment. For additional information on AXA Equitable's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment" and Note 21 of Notes to Consolidated Financial Statements.

INSURANCE

The Insurance Group offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products, asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations. The Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $5.97 billion (or 60.4%) of total revenues, after intersegment eliminations, for the year ended December 31, 2006.

Insurance segment products are offered on a retail basis in all 50 states, the District of Columbia and Puerto Rico by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated

--------------------
(1) As used in this Form 10-K, the term "AXA Equitable" refers to AXA Equitable Life Insurance Company (formerly The Equitable Life Assurance Society of the United States), a New York stock life insurance corporation, "AXA Financial" refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, "AXA Financial Group" refers to AXA Financial and its consolidated subsidiaries, and the "Company" refers to AXA Equitable and its consolidated subsidiaries. The term "Insurance Group" refers collectively to AXA Equitable and AXA Life and Annuity Company ("AXA Life"). The term "AXA Distributors" refers to AXA Distributors, LLC and its subsidiaries, "AXA Advisors" refers to AXA Advisors, LLC, a Delaware limited liability company, and "AXA Network" refers to AXA Network, LLC, a Delaware limited liability company and its subsidiaries. The term "AllianceBernstein" refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries. The term "General Account" refers to the assets held in the respective general accounts of AXA Equitable and AXA Life and all of the investment assets held in certain of AXA Equitable's separate accounts on which the Insurance Group bears the investment risk. The term "Separate Accounts" refers to the Separate Account investment assets of AXA Equitable excluding the assets held in those separate accounts on which the Insurance Group bears the investment risk. The term "General Account Investment Assets" refers to assets held in the General Account associated with the Insurance Group's continuing operations (which includes the Closed Blocks described below) and does not include assets held in the General Account associated primarily with the Insurance Group's discontinued Wind-up Annuity line of business ("Wind-up Annuities").


                                      1-1
insurance general agency. AXA Distributors, a broker-dealer and insurance general agency subsidiary of AXA Equitable, distributes the Insurance Group's products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks and brokerage general agencies.

For additional information on this segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment - Insurance", Note 21 of Notes to Consolidated Financial Statements, as well as "- Employees", " - Competition" and " -Regulation".

PRODUCTS

VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE. The Insurance Group is among the country's leading issuers of variable annuity and variable life insurance products. Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options. The continued growth of Separate Account assets under management remains a strategic objective of AXA Financial Group, which seeks to increase the percentage of its income that is fee-based and derived from managing funds for its clients (who bear the investment risk and reward).

The sale of variable annuity products has become increasingly important to the Insurance Group in recent years, with variable annuities accounting for 78.9% of the Insurance Group's total premiums and deposits in 2006. Variable annuity products offered by the Insurance Group principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets. A significant portion of the variable annuities sold by the Insurance Group offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit ("GMDB") and/or guaranteed minimum living benefits. Guaranteed minimum living benefits include guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits and guaranteed minimum withdrawal benefits for life ("WBL"). During 2006, GMIB remained the predominant guaranteed minimum living benefit elected by the Insurance Group's customers. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Variable life insurance products accounted for 7.1% of the Insurance Group's total premiums and deposits in 2006. Variable life insurance products offered by the Insurance Group include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance "COLI" market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $40.09 billion to $79.76 billion at December 31, 2006. Of the 2006 year-end amount, approximately $51.34 billion was invested through EQ Advisors Trust ("EQAT") and approximately $25.68 billion was invested through AXA Premier VIP Trust ("VIP Trust"). EQAT and VIP Trust are mutual funds for which AXA Equitable serves as investment manager and administrator. The balance of such Separate Account assets are invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single-advisor equity, bond and money market investment portfolios. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein and AXA Rosenberg Investment Management ("AXA Rosenberg"), each an AXA affiliate, provided investment advisory services to investment portfolios representing approximately 45.6% of the total assets in EQAT portfolios at December 31, 2006 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in EQAT portfolios.

VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advisor equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Day-to-day portfolio management services for each investment portfolio are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisors. AllianceBernstein and AXA Rosenberg, each an AXA affiliate, provided investment advisory services in respect of investment portfolios

                                      1-2
representing approximately 9.0% of the total assets in the VIP Trust portfolios at December 31, 2006 and unaffiliated investment subadvisors provided investment advisory services in respect of the balance of the assets in the VIP Trust portfolios.

FIXED ANNUITIES AND FIXED LIFE INSURANCE. In addition to variable annuity and variable life insurance products, the Insurance Group issues a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities. Fixed annuity products accounted for 0.5% of the Insurance Group's total premium and deposits in 2006.

The Insurance Group also issues an array of traditional and interest-sensitive life insurance products, including whole life, universal life and term life insurance. Traditional and interest-sensitive life insurance products accounted for 7.9% of the Insurance Group's total premium and deposits in 2006 and continue to represent an increasingly significant product line for the Insurance Group.

RETAIL MUTUAL FUNDS. The Insurance Group also sponsors various retail mutual funds.

AXA Enterprise Multimanager Funds Trust (formerly AXA Premier Funds Trust) ("Multimanager Trust") is a retail multi-manager mutual fund consisting of equity and bond investment portfolios, as well as asset allocation portfolios that invest exclusively in other retail funds managed by AXA Equitable or Enterprise Capital Management, Inc. ("Enterprise Capital"), a subsidiary of AXA Financial. At December 31, 2006, Multimanager Trust had total assets of $559 million. AXA Equitable serves as the Investment Manager and Administrator of Multimanager Trust. AXA Enterprise Funds Trust ("AEFT") is a retail mutual fund consisting of equity, bond and money market funds. At December 31, 2006, AEFT had total assets of $2.58 billion. AXA Equitable serves as investment manager and administrator to AEFT. The Enterprise Group of Funds, Inc. ("EGF") is a retail mutual fund comprised of two equity investment portfolios. At December 31, 2006, EGF portfolios had total assets of $1.73 billion. Enterprise Capital serves as the investment manager and AXA Equitable serves as the administrator to each EGF fund.

In October 2006, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital and Enterprise Fund Distributors, Inc. ("EFD"), entered into an agreement contemplating the transfer to Goldman Sachs Asset Management L.P. ("GSAM") of assets relating to the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the "AXA Enterprise Funds") and the reorganization of such funds into corresponding mutual funds managed by GSAM. These 27 funds had approximately $4.2 billion in assets under management as of December 31, 2006. The reorganization of the 27 funds is subject to regulatory and fund shareholder approvals and is expected to close in the second quarter of 2007. Of the remaining four funds not included in the GSAM reorganization, which together had approximately $700 million in assets under management as of December 31, 2006, one fund is being liquidated and AXA Financial is considering possible alternatives for the dispositions of the other three funds, which alternatives include a possible transaction with another investment advisor or liquidation.

For additional information on assets under management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management".

MARKETS. The Insurance Group targets primarily affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public schools, universities, not-for-profit entities and certain other tax-exempt organizations, and existing customers. Variable annuity products are targeted at individuals saving for retirement, seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments) or seeking the enhanced guarantees offered in these products, as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Variable and interest-sensitive life insurance is targeted at individuals in middle-to-upper income levels for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits. Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs. Mutual funds and their investment products add breadth and depth to the range of needs-based services and products the Insurance Group is able to provide.

DISTRIBUTION. The Insurance Group distributes its annuity, life insurance and mutual fund products directly to the public through financial professionals associated with AXA Advisors and AXA Network. These financial

                                      1-3
professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers. As of December 31, 2006, approximately 5,968 financial professionals were associated with AXA Advisors and AXA Network.

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

The Insurance Group also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors. AXA Distributors distributes the Insurance Group's annuity products through third-party national and regional securities firms, independent financial planning and other broker-dealers and banks. AXA Distributors, through its AXA Partners division, also distributes the Insurance Group's life insurance products through third-party brokerage general agencies.

The continued growth of AXA Distributors' wholesale business has become increasingly important to the Insurance Group. Annuities and life insurance distributed by AXA Distributors accounted for 47.6% and 43.3% of the Insurance Group's total annuity and life insurance premiums and deposits in 2006 and 2005, respectively. Annuities distributed by AXA Distributors accounted for 63.1% and 60.4% of the Insurance Group's total first year annuity premiums and deposits in 2006 and 2005, respectively, and 54.2% and 50.9% of the Insurance Group's total annuity premiums and deposits in 2006 and 2005, respectively. Similarly, life insurance products distributed by the AXA Partners division of AXA Distributors have accounted for a rising portion of the Insurance Group's overall life insurance business, with life insurance products distributed by AXA Partners accounting for 42.4% and 25.1% of the Insurance Group's total first year life insurance premiums and deposits in 2006 and 2005, respectively, and 11.9% and 6.0% of the Insurance Group's total life insurance premiums and deposits in 2006 and 2005, respectively.

Management believes that a portion of the increase in sales of life insurance through AXA Distributors may be attributable to certain sales of life insurance policies instigated and/or financed by persons or entities with no relationship to the insured, with the expectation that such persons or entities will eventually acquire the policies from the insured as an investment. Due in part to the potential for adverse selection in these circumstances, the profitability of such sales may be lower than the Insurance Group might otherwise expect from sales to traditional non-investor life insurance purchasers. The Insurance Group has implemented changes to certain of its commission rates and underwriting practices to reduce the possibility of sales to non-investor purchasers. Based on periodic samplings of life insurance sales, however, management does not believe that any sales to date to persons or entities with no relationship to the insured will have a significant impact on the future profitability of the Insurance Group.

EFD, an affiliate of AXA Equitable, serves as the principal underwriter of retail mutual funds sponsored by the Insurance Group. EFD has selling agreements with AXA Advisors as well as third-party national and regional securities firms, independent financial planning and other broker-dealers and banks.

In December 2006, AXA Advisors entered into an outsourcing arrangement with Linsco Private Ledger ("LPL") under which LPL will provide certain administrative services, including clearing and transaction processing and customer service, for the brokerage business of AXA Advisors. Under the terms of related agreements, AXA Advisors' financial professionals will gain access to certain LPL proprietary technology, including brokerage and advisory platforms and research services. The related operational conversions are expected to commence in the third quarter of 2007.

REINSURANCE AND HEDGING. The Insurance Group has in place reinsurance and hedging programs to reduce its exposure to equity market declines, interest rate fluctuations and mortality. In 2006, the Insurance Group retained up to a maximum of $25 million of risk on single-life policies and $30 million of risk on second-to-die policies. For amounts issued in excess of those limits, the Insurance Group obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by the Insurance Group in exchange for an agreed-upon premium. A contingent liability exists with respect to such reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies. The Insurance Group is not a party to any risk reinsurance arrangement with any reinsurer pursuant to

                                      1-4
which the amount of reserves on reinsurance ceded to such reinsurer equals more than one percent of the total policy reserves of the Insurance Group (including Separate Accounts).

The Insurance Group also reinsures a percentage of its exposure on variable annuity products that offer a GMIB feature and/or GMDB features. At December 31, 2006, the Insurance Group had reinsured, subject to certain maximum amounts or caps in any one period, approximately 74.4% of its net amount at risk resulting from the GMIB feature and approximately 31.3% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2006. The Insurance Group has adopted certain hedging strategies that are designed to reduce exposure to GMIB, GMDB and WBL liabilities that have not been reinsured for policies issued after April 2002.

For additional information about reinsurance and hedging strategies implemented by the Insurance Group, see "Quantitative and Qualitative Disclosures about Market Risk" and Notes 2, 5, 8 and 9 of Notes to Consolidated Financial Statements.

The Insurance Group also acts as a retrocessionaire by assuming life reinsurance from reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although, in practice, the Insurance Group is currently using lower internal retention limits for life reinsurance assumed. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. The Insurance Group generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time. The Insurance Group audits or otherwise reviews the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

GENERAL ACCOUNT INVESTMENT PORTFOLIO. The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of the Insurance Group by asset category at December 31, 2006:

                                 INSURANCE GROUP
                        GENERAL ACCOUNT INVESTMENT ASSETS
                             NET AMORTIZED COST (1)
                              (DOLLARS IN MILLIONS)

                                                 AMOUNT          % OF TOTAL
                                            ----------------   ---------------

Fixed maturities (2)...................     $    29,256.4           75.0%
Mortgages..............................           3,252.4            8.4
Equity real estate.....................             557.3            1.4
Other equity investments...............           1,331.4            3.4
Policy loans...........................           4,018.4           10.3
Cash and short-term investments (3)....             576.2            1.5
                                            ----------------   ---------------
Total..................................     $    38,992.1          100.0%
                                            ================   ===============

(1) Net Amortized Cost is the cost of the General Account Investment Assets (adjusted for impairments in value deemed to be other than temporary, if any) less depreciation and amortization, where applicable, and less valuation allowances on mortgage and real estate portfolios.
(2) To enhance comparability to other General Account investment assets, excludes net unrealized gains of $552.2 million on fixed maturities classified as available for sale. Reported in the consolidated balance sheet at estimated fair value as required by generally accepted accounting principles, fixed maturities include approximately $656.0 million net amortized cost of securities considered to be "Other than investment grade" securities.
(3) Comprised of "Cash and cash equivalents" and short-term investments included within the "Other invested assets" caption on the consolidated balance sheet.

The Insurance Group has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as insurance, annuity and group pension. The Insurance Group has investment

                                      1-5
guidelines for each product line that form the basis for investment strategies to manage such product line's investment return and liquidity requirements, consistent with management's overall investment objectives for the General Account Investment Portfolio. Investments frequently meet the investment objectives of more than one class of product liabilities; each such class may be allocated a pro rata interest in such investments and the returns therefrom.

INVESTMENT SURVEILLANCE. As part of the Insurance Group's investment management process, management, with the assistance of its investment advisors, constantly monitors General Account investment performance. This internal review process culminates with a quarterly review of assets by the Insurance Group's Investments Under Surveillance Committee that evaluates whether any investments are other than temporarily impaired and whether specific investments should be put on an interest non-accrual basis.

WIND-UP ANNUITIES. Wind-up Annuities include certain pension operations consisting of group non-participating wind-up annuity products. At December 31, 2006, approximately $788.2 million of contractholder liabilities were outstanding. For additional information about Wind-up Annuities, see Notes 2 and 16 of Notes to Consolidated Financial Statements.

INVESTMENT MANAGEMENT

GENERAL. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein offers a broad range of investment products and services to its clients, including the following: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, subadvisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and affiliated joint venture companies, subadvisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers separately managed accounts, hedge funds, mutual funds and other investment vehicles, and (d) to its institutional investors, AllianceBernstein offers in-depth independent, fundamental research, portfolio strategy, trading and brokerage-related services.

AllianceBernstein's portfolio managers oversee a number of different types of investment products within various vehicles and strategies. AllianceBernstein's investment services include: (a) growth equities, generally targeting stocks with under-appreciated growth potential; (b) value equities, generally targeting stocks that are out of favor and that may trade at bargain prices; (c) fixed income, including both taxable and tax-exempt securities; (d) passive management, including both index and enhanced index strategies; and (e) blend strategies, combining style pure components with systematic rebalancing.

The Investment Management segment in 2006 accounted for approximately $4.01 billion (or 40.5%) of total revenues, after intersegment eliminations. As of December 31, 2006, AllianceBernstein had approximately $716.9 billion in assets under management including approximately $455.1 billion from institutional investors, approximately $166.9 billion from retail mutual fund accounts and approximately $94.9 billion from private clients. As of December 31, 2006, assets of AXA, AXA Financial and the Insurance Group, including investments in EQAT, VIP Trust, Multimanager Trust and AEFT, represented approximately 16.5% of AllianceBernstein's total assets under management, and fees and other charges for the management of those assets accounted for approximately 4.7% of AllianceBernstein's total revenues. The Investment Management segment continues to add third-party assets under management, and to provide asset management services to the Insurance Group.

INTEREST IN ALLIANCEBERNSTEIN. In October 2000, AllianceBernstein acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. ("Bernstein"). In connection with this acquisition (the "Bernstein Acquisition"), Bernstein and SCB Partners Inc. were granted the right to sell limited partnership interests in AllianceBernstein L.P ("AllianceBernstein Units") to AXA Financial or an entity designated by AXA Financial (the "AllianceBernstein Put"). Since November 2002, AXA Financial, either directly or indirectly through wholly owned subsidiaries, has acquired a total of 32.64 million AllianceBernstein L.P. Units for an aggregate purchase price of approximately $1.63 billion through several purchases made pursuant to the AllianceBernstein Put, including, most recently, AXA Financial's purchase on February 23, 2007 of 8.16 million AllianceBernstein Units at a purchase price of approximately $745.7 million. After giving effect to the Bernstein Acquisition and such subsequent purchases, AXA Financial Group's consolidated economic interests in AllianceBernstein L.P. as of March 1, 2007 and December 31, 2006 was approximately 63.3% and 60.3%, respectively, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner of AllianceBernstein Holding L.P.

                                      1-6

("AllianceBernstein Holding"), and AllianceBernstein L.P. As of March 1, 2007, on a stand-alone basis, the Company's economic interest in AllianceBernstein L.P. was approximately 45.6%.

For additional information about AllianceBernstein, including its results of operations, see "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management" and AllianceBernstein L.P.'s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") on February 28, 2007.

EMPLOYEES

As of December 31, 2006, the Insurance Group had approximately 5,622 full-time employees and AllianceBernstein had approximately 4,914 full-time employees.

COMPETITION

INSURANCE GROUP. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by the Insurance Group, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. The principal competitive factors affecting the Insurance Group's business are financial and claims-paying ratings; access to diversified sources of distribution; size and scale; product quality, range, features/functionality, customization and price; crediting rates on fixed products; visibility and brand recognition in the marketplace; reputation and quality of service; and, with respect to variable insurance and annuity products, mutual funds and other investment products, investment management performance.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies. As of March 14, 2007, the financial strength or claims-paying rating of AXA Equitable was "AA-" from Standard & Poor's Corporation (4th highest of 21 ratings; with positive outlook), "Aa3" from Moody's Investors Service (4th highest of 21 ratings; with stable outlook), "A+" from A.M. Best Company, Inc. (2nd highest of 15 ratings; with stable outlook), and "AA" from Fitch Investors Service, L.P. (3rd highest of 24 ratings; with stable outlook).

INVESTMENT MANAGEMENT. The financial services industry is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry. AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund complexes, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers. AllianceBernstein's competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve. Some of AllianceBernstein's competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than AllianceBernstein does. These factors may place AllianceBernstein at a competitive disadvantage. To grow its business, AllianceBernstein must be able to compete effectively for assets under management. Key competitive factors include (i) AllianceBernstein's commitment to place the interests of its clients first; (ii) the quality of AllianceBernstein's research; (iii) AllianceBernstein's ability to attract, retain and motivate highly skilled, and often highly specialized, personnel;
(iv) AllianceBernstein's investment performance; (v) the array of investment products AllianceBernstein offers; (vi) the fees AllianceBernstein charges;
(vii) AllianceBernstein's operational effectiveness; (viii) AllianceBernstein's ability to further develop and market its brand; and (ix) AllianceBernstein's global presence.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein. AllianceBernstein's partnership agreement specifically allows AXA Equitable and its subsidiaries (other than the general partner of AllianceBernstein L.P.) to compete with AllianceBernstein.

                                      1-7

REGULATION

INSURANCE SUPERVISION. Members of the Insurance Group are licensed to transact insurance business in, and are subject to extensive regulation and supervision by, insurance regulators in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada's twelve provinces and territories. AXA Equitable is domiciled in New York and is primarily regulated by the Superintendent (the "Superintendent") of the New York Insurance Department (the "NYID"). AXA Life is domiciled in Colorado and is primarily regulated by the Commissioner of Insurance of the Colorado Division of Insurance. The extent of regulation varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, levels of reserves, risk-based capital, permitted types and concentrations of investments, and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable. Each of AXA Equitable and AXA Life is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business. Such agencies may conduct regular or targeted examinations of the operations and accounts of members of the Insurance Group, and make requests for particular information from them. For example, the domestic insurance regulators of AXA Equitable and AXA Life are currently conducting their periodic statutory examinations of the books, records and accounts of these insurance companies. The companies have responded to various information requests made during these examinations, including inquiries relating to insurance replacement issues. A remediation program may be required as a result of these examinations, but management does not believe such a remediation program would have a material impact on the Insurance Group's business. In recent years, the insurance industry has seen an increase in inquiries from state attorneys general and insurance commissioners regarding compliance with certain state insurance and securities laws. For example, certain attorneys general and insurance commissioners have requested information from the Insurance Group and other insurance companies regarding collusive bidding, revenue sharing and market timing practices, suitability of annuity sales and practices associated with replacements and exchanges of life insurance and annuities.

HOLDING COMPANY AND SHAREHOLDER DIVIDEND REGULATION. Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts. These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers. Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state. In 2006, AXA Equitable paid an aggregate of $600.0 million in shareholder dividends.

STATUTORY SURPLUS AND CAPITAL. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.

FEDERAL TAX INITIATIVES. Although the Federal government generally does not directly regulate the insurance business, many Federal tax laws affect the business in a variety of ways. There are a number of existing, newly enacted or recently proposed Federal tax initiatives that may significantly affect the Insurance Group. In June 2001, legislation was enacted which, among other things, provides several years of lower rates for estate, gift and generation skipping taxes ("GST") as well as one year of estate and GST repeal (in 2010) before returning to 2001 law for the year 2011 and thereafter. Legislation has been proposed regarding extending or making permanent the repeal of the estate and generation skipping taxes or significantly increasing exemption amounts and lowering rates. If enacted, this legislation would have an adverse impact on sales and surrenders of life insurance in connection with estate planning. Other provisions of the 2001 legislation increased amounts which may be contributed to tax qualified retirement plans and allowed increased funding levels for tax qualified retirement products. These provisions, which were to expire after 2010, have now been made permanent. In 2003, reductions to income tax rates on long-term capital gains and qualifying corporate dividends were enacted which adversely impacted the attractiveness of cash value life insurance and annuity products relative to other investment alternatives that may qualify for these lower rates. While set to expire after 2010, there are proposals to extend or make such reduced rates permanent. Recently proposed Federal legislation and Treasury regulations relating to the creation of new tax-favored savings accounts and modifications to nonqualified deferred compensation and qualified plans (including tax sheltered annuities) could, to the extent enacted or adopted, adversely affect certain sales of life insurance as well as the attractiveness of certain qualified plan arrangements, cash value life insurance and annuities. The U.S. Congress may also consider proposals for the comprehensive overhaul of the Federal tax law which, if enacted,

                                      1-8
could adversely impact the attractiveness of cash value life insurance, annuities and tax qualified retirement products. For example, in November 2005, The President's Advisory Panel on Federal Tax Reform announced its tax reform options that, if enacted by Congress, would make sweeping changes to many longstanding tax rules. These changes would include the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements and would eliminate certain tax benefits currently available to cash value life insurance and deferred annuity products by annually taxing any withdrawable cash value build-up in such products. Management believes that the enactment of these options into law in their current or similar form would adversely affect sales, funding and persistency of cash value life insurance and deferred annuity products. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these options or what other proposals or legislation, if any, may be introduced or enacted relating to the Company's business or what the effect of any such legislation might be.

SECURITIES LAWS. AXA Equitable, AXA Life and certain policies and contracts offered by the Insurance Group are subject to regulation under the Federal securities laws administered by the SEC and under certain state securities laws. The SEC conducts regular examinations of the Insurance Group's operations, and from time to time makes requests for particular information from the Insurance Group.

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., Sanford C. Bernstein & Co., LLC and EFD are registered as broker-dealers (collectively the "Broker-Dealers") under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC, and are members of, and subject to regulation by, the National Association of Securities Dealers, Inc. (the "NASD"). As broker-dealers registered with the SEC, the Broker-Dealers are subject to the capital requirements of the SEC and/or the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to obtain in their businesses. The SEC and the NASD also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and the NASD have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and mutual funds, among other products. For example, the NASD recently proposed increased suitability requirements and additional compliance procedures relating to sales of variable annuities which, if enacted, could negatively impact sales of annuity products. In addition, the Broker-Dealers are subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, the NASD and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other sanctions.

AXA Equitable and certain subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, the NASD, state attorneys general, state insurance regulators and other regulators on a wide range of issues, including supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". For example, AXA Equitable has provided information to the New York State Attorney General (the "NYAG") in response to a subpoena and information requests relating to possible market timing activities conducted through AXA Equitable's variable insurance products. Ongoing or future regulatory investigations could result in fines, other sanctions and/or other costs.

Certain Separate Accounts of AXA Equitable are registered as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable are also registered under the Securities Act of 1933, as amended (the "Securities Act"). EQAT, Multimanager Trust, VIP Trust, AEFT and EGF are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act.

AXA Equitable, AXA Advisors, Enterprise Capital and certain affiliates and AllianceBernstein and certain affiliates of AllianceBernstein also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"). The investment advisory activities of such registered investment

                                      1-9
advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

Regulators, including the SEC, the NASD and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including market timing, late trading and the use of fund assets for distribution.

ALLIANCEBERNSTEIN REGULATORY MATTERS.

MARKET TIMING INVESTIGATIONS. On December 18, 2003, AllianceBernstein entered into agreements with the SEC and the NYAG in connection with their investigations into trading practices in shares of certain of AllianceBernstein's sponsored mutual funds. AllianceBernstein's agreement with the SEC was reflected in an Order of the Commission ("SEC Order") dated December 18, 2003 (amended and restated January 15, 2004), while AllianceBernstein's final agreement with the NYAG was reflected in an Assurance of Discontinuance ("AoD") dated September 1, 2004.

AllianceBernstein has taken a number of important initiatives to resolve these matters. Specifically, AllianceBernstein: (i) established a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (the "Restitution Fund"); (ii) reduced by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds by reducing its advisory fee rates (resulting in an approximate $66 million reduction in 2006 advisory fees, a $63 million reduction in 2005 advisory fees and a $70 million reduction in 2004 advisory fees), and AllianceBernstein will maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004 and (iii) agreed to have an independent third party perform a comprehensive compliance review biannually.

With the approval of the independent directors of AllianceBernstein's U.S. registered mutual fund boards and the staff of the SEC, AllianceBernstein retained an Independent Distribution Consultant ("IDC") to develop a plan for the distribution of the Restitution Fund. To the extent it is determined that the harm to mutual fund shareholders caused by market timing exceeds $200 million, AllianceBernstein will be required to contribute additional monies to the Restitution Fund. In September 2005, the IDC submitted to the SEC staff the portion of his report concerning his methodology for determining damages and a proposed distribution plan, which addresses the mechanics of distribution. The Restitution Fund proceeds will not be distributed until after the SEC has issued an order approving the distribution plan. Until then, it is not possible to predict the exact timing, method or amount of the distribution.

For additional information regarding market timing matters involving AllianceBernstein, see "Alliance Litigation - Market Timing-Related Matters" in
Note 19 of Notes to Consolidated Financial Statements.

PRIVACY OF CUSTOMER INFORMATION. AXA Financial has adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. AXA Financial Group companies may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties. Violation of these laws and regulations may result in significant fines and remediation costs. Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

                                      1-10

PARENT COMPANY

AXA, the ultimate parent company of AXA Equitable, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is one of the largest insurance groups in the world. AXA operates primarily in Western Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including, in particular, the Middle East and Africa. AXA has five operating business segments: life and savings, property and casualty, international insurance (including reinsurance), asset management and other financial services.

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

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those which are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until May 12, 2012. Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

OTHER INFORMATION

All of the Company's officers and employees, including its chief executive officer, chief financial officer and controller, are subject to the Policy Statement on Ethics (the "Code"), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on AXA Financial's website at www.axa-financial.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and controller by posting such information on its website at the above address.


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

If interest rates fall and remain at significantly lower levels, the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts would cause our spreads on these contracts to deteriorate and possibly become negative, which could have a material adverse effect on our profitability. Also, such a fall in interest rates could result in increased reserve requirements for those contracts.

A rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders of our interest-sensitive annuity and life insurance contracts. In such an environment, we may face pressure to increase credited rates on those contracts to match rates offered by our competitors on new deposits. Such changes in our credited rates on these contracts generally occur more quickly than corresponding changes to the rates we earn on related portfolio investments, thereby reducing our spreads on such contracts. Also, a high level of surrenders associated

                                      1A-1
with a rapid and sustained rise in interest rates could require us to liquidate portfolio investments to fund surrender payments at a time when the value of those investments has decreased.

AN OVERALL ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR REVENUES AND FINANCIAL POSITION.

An overall economic downturn could negatively affect the value of our portfolio investments, reduce new sales of our products and increase surrenders and withdrawals from our existing life insurance and annuity contracts. In particular, an overall economic downturn could significantly affect the value of our portfolio investments since the majority of our portfolio is invested in bonds and mortgage loans that may suffer an increased default rate and may cause credit deterioration during such a downturn. Reductions in the value of our portfolio investments and reduced sales of our products coupled with increased surrenders and withdrawals from our existing contracts could adversely affect our revenues and financial position.

An overall economic downturn could also result in higher financing costs and could increase the cost of our hedging programs and other risk mitigation techniques that could result in certain of our products becoming less profitable. These circumstances may cause us to modify certain product features or to cease offering these products

OUR RESERVES COULD BE INADEQUATE DUE TO DIFFERENCES BETWEEN OUR ACTUAL EXPERIENCE AND MANAGEMENT'S ESTIMATES AND ASSUMPTIONS.

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

LOSSES DUE TO DEFAULTS, ERRORS OR OMISSIONS BY THIRD PARTIES, INCLUDING OUTSOURCING RELATIONSHIPS, COULD ADVERSELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

We also rely on third parties to whom we outsource certain technology platforms, information systems and administrative functions. If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage. Furthermore, losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could adversely impact our business and results of operations.

OUR HEDGING AND REINSURANCE PROGRAMS MAY BE INADEQUATE TO PROTECT US AGAINST UNANTICIPATED LEVELS OF EXPOSURE OR LOSSES AND WE MAY INCUR LOSSES FROM OUR REINSURERS' FAILURE TO MEET THEIR OBLIGATIONS.

In the normal course of business, we seek to reduce risk through our hedging and reinsurance programs. Although our hedging programs are designed to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures due to movements in the equity and fixed income markets, our hedging programs do not eliminate all the risks associated with GMDB/GMIB product features. For example, if there are extreme or unanticipated levels of volatility in the market we could experience losses associated with product guarantee features. Additionally, under

                                      1A-2
our reinsurance arrangements, other insurers assume a portion of the claims and related expenses on certain business we underwrite; however, we remain liable as the direct insurer on all risks we reinsure. These reinsurance arrangements do not eliminate our obligation to pay related claims and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers, our reinsurers may become financially unsound by the time their financial obligation to us becomes due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively impact our results of operations. See "Business - Reinsurance and Hedging" and Note 9 of Notes to Consolidated Financial Statements for additional information regarding our reinsurance arrangements.

OUR EARNINGS ARE IMPACTED BY DAC CALCULATIONS THAT ARE BASED ON ESTIMATES THAT ARE SUBJECT TO CHANGE.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred as DAC rather than expensed immediately. They also depend in part on the pattern of DAC amortization and the recoverability of DAC which is based on models involving numerous estimates and subjective judgments, including those regarding investment, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. Revisions to our estimates may result in an acceleration in DAC amortization, which could negatively impact our earnings for the period in which the estimates are revised.

A DOWNGRADE IN THE FINANCIAL STRENGTH AND CLAIMS-PAYING RATINGS OF OUR INSURANCE COMPANIES COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies. A downgrade in these ratings could adversely affect our business and results of operations by reducing new sales of our products or increasing surrenders and withdrawals from our existing contracts. A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital. See "Business
- Competition" for a full description of the ratings for our insurance companies.

LEGAL AND REGULATORY ACTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESSES.

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

Our insurance subsidiaries and related companies, like other life and health insurers, are involved in such litigation and our results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them. The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

In addition to the litigation described above, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and the NASD could result in adverse publicity, sanctions, fines and other costs. We have provided, and in certain cases, continue to provide, information and documents to the SEC, the NASD, state attorneys general, state insurance departments and other regulators on a wide range of issues, including, supervisory issues, market timing, late trading, valuation, suitability, email retention policies, replacements and exchanges of variable life insurance and annuities, collusive bidding and other inappropriate solicitation activities, "revenue sharing" and directed brokerage arrangements, investment company directed brokerage arrangements, fund portfolio brokerage commissions, mutual fund sales and marketing and "networking arrangements". At this time, management cannot predict what other actions the SEC, NASD and/or other regulators may take or what the impact of such actions might be. Fines, other sanctions and/or other costs could result from ongoing or future regulatory matters. For further information, see "Business - Regulation".

                                      1A-3

OUR BUSINESSES MAY BE ADVERSELY AFFECTED TO THE EXTENT THAT WE, THIRD-PARTY FIRMS THAT DISTRIBUTE OUR PRODUCTS OR UNAFFILIATED INSURERS FACE INCREASED REGULATION, CHANGES IN REGULATIONS AND/OR HEIGHTENED REGULATORY SCRUTINY.

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs. Federal and state regulators regularly propose new regulations or amend existing regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures. The activities of our insurance companies, in particular, are subject to the supervision of the insurance regulators of each of the 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Bermuda and nine of Canada's twelve provinces and territories. These various insurance regulators can and frequently do impose different requirements and standards which can place insurers at a significant competitive disadvantage compared to other financial services businesses that are primarily regulated on a national basis. Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs.

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

WE FACE COMPETITION FROM OTHER INSURANCE COMPANIES, BANKS AND OTHER FINANCIAL INSTITUTIONS, WHICH MAY ADVERSELY IMPACT OUR MARKET SHARE AND PROFITABILITY.

There is competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide, including insurance, annuity and other investment products and services. Competition is intense among a broad range of financial institutions and other financial service providers for specifically tailored products for retirement and other savings dollars. This competition makes it especially difficult to provide unique insurance products since, once such products are made available to the public, they may be reproduced and offered by our competitors. Also, this competition may adversely impact our market share and profitability.

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and our investment management options and performance.

                                      1A-4

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

CHANGES IN ACCOUNTING STANDARDS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATION AND/OR FINANCIAL POSITION.

Our financial statements are prepared in accordance with generally accepted accounting principles that are revised from time to time. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our results of operations and/or financial position. For information about recent accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

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

WE COULD EXPERIENCE SIGNIFICANT DIFFICULTIES WITH RESPECT TO OUR PROPRIETARY TECHNOLOGY AND INFORMATION SYSTEMS AS WELL AS THOSE PROVIDED BY VENDORS.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements. These systems are central to, among other things, designing and pricing products, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees

                                      1A-5
and clients, and recording information for accounting and management purposes in a secure and timely manner. The systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user's computer or in our computer systems and networks.

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advanced in age, and to develop new systems. Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities, could have a material adverse effect on our results of operations and, ultimately, our ability to achieve our strategic goals. We are unable to predict with certainty all of the material adverse effects that could result from our failure, or the failure of an outside vendor, to address these problems. The material adverse effects could include the inability to perform or prolonged delays in performing critical business operational functions or failure to comply with regulatory requirements, which could lead to loss of client confidence, harm to reputation or exposure to disciplinary action.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE OCCURRENCE OF A CATASTROPHE, INCLUDING A NATURAL OR MAN-MADE DISASTER.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes, could have an adverse effect on our business in several respects:

o We could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities.

o    The occurrence of a pandemic disease such as the Avian Influenza Virus
     (H5N1) could have a material adverse effect on our liquidity and the operating results of the Insurance segment due to increased mortality and, in certain cases, morbidity rates.

o The occurrence of any pandemic disease, natural disaster or terrorist attacks or any catastrophic event which results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

o A terrorist attack on the financial services industry in the United States could have severe negative effects on our investment portfolio and disrupt our business operations. Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

ASSUMPTIONS AND MODELS USED IN OUR BUSINESS MAY LEAVE US EXPOSED TO UNIDENTIFIED OR UNANTICIPATED RISK.

Our business operations and risk management strategy rely on numerous assumptions and models. We are subject to the risk that our assumptions and models could be flawed or that errors in calculation could occur. As a result, these assumptions and models may not accurately predict future exposures.

AXA EQUITABLE'S RESULTS OF OPERATION AND FINANCIAL POSITION DEPEND IN SIGNIFICANT PART ON THE PERFORMANCE OF ALLIANCEBERNSTEIN'S BUSINESS.

AllianceBernstein L.P. is a principal subsidiary of Equitable and, consequently, AXA Equitable's results of operations and financial position depend in significant part on the performance of AllianceBernstein's business. For information regarding risk factors associated with AllianceBernstein and its business, see "Item 1A - Risk Factors" included in AllianceBernstein L.P.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

                                      1A-6

PART I, ITEM 1B.

                            UNRESOLVED STAFF COMMENTS

                                      None.





                                     1B-1

PART I, ITEM 2

                                   PROPERTIES

INSURANCE

AXA Equitable leases on a long-term basis approximately 810,000 square feet of office space located at 1290 Avenue of the Americas, New York, NY, which serves as AXA Equitable headquarters. AXA Equitable also has the following significant office space leases: 185,000 square feet in Charlotte, NC, under a lease that expires in 2013, for use as a life insurance operations and service center; 94,000 square feet in Secaucus, NJ, under a lease that expires in 2012, for use as an annuity operations and service center; and AXA Equitable owns an office building of approximately 22,000 square feet in Harrisburg, PA that houses AXA Network personnel. Management believes its facilities are adequate for its present needs in all material respects.

AXA Equitable subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the "IDA"), and sub-subleases that space back from the IDA, in connection with the IDA's granting of sales tax benefits to AXA Equitable.

INVESTMENT MANAGEMENT

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2029. AllianceBernstein currently occupies approximately 837,270 square feet of space at this location. AllianceBernstein also occupies approximately 226,374 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2029 and approximately 210,756 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2031. AllianceBernstein also occupies approximately 134,261 square feet of space in Secaucus, NJ and approximately 92,067 square feet of space in San Antonio, TX under leases expiring in 2007 and 2009, respectively. AllianceBernstein also leases other property domestically and abroad for its operations.


                                       2-1

PART I, ITEM 3.

                                LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 (Part II, Item 8 of this report) are incorporated herein by reference.






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

             Omitted pursuant to General Instruction I to Form 10-K.







                                       4-1

PART II, ITEM 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY,
                         RELATED STOCKHOLDER MATTERS AND
                      ISSUER PURCHASES OF EQUITY SECURITIES


At December 31, 2006, all of AXA Equitable's common equity was owned by AXA Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is a wholly owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable's common equity. AXA Equitable paid shareholder dividends of $600.0 million and $500.0 million in 2006 and 2005, respectively. For information on AXA Equitable's present and future ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.







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

GENERAL

In October 2006, AXA Financial and certain of its subsidiaries, including AXA Equitable, entered into an agreement contemplating the transfer to GSAM of assets relating to the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the "AXA Enterprise Funds") and the reorganization of such funds into corresponding mutual funds managed by GSAM. See Note 16 of Notes to Consolidated Financial Statement contained elsewhere herein for more detailed information regarding this reorganization. As a result of management's disposition plan, AXA Enterprise Funds advisory contracts, previously part of the Insurance segment, are now reported in Discontinued Operations. Unless otherwise indicated, amounts in this management narrative exclude the effects of the AXA Enterprise Funds in the periods presented.

The consolidated and segment earnings narratives that follow discuss the results for 2006 compared to the 2005 results.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings for the Company totaled $1.08 billion for 2006 compared to $1.07 billion for 2005 as the $75.9 million higher net earnings reported for Investment Management segment was offset by the $73.1 million lower net earnings in the Insurance segment. Net earnings for 2006 and 2005 included the post-tax results from discontinued operations detailed in the following schedule. For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

                                                                                      2006          2005
                                                                                  -----------   -----------
                                                                                         (IN MILLIONS)
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Wind-up Annuities...............................................................  $    30.2      $    15.2
Real estate held-for-sale.......................................................       (4.0)            .6
Disposal of business - Enterprise...............................................        -             (0.1)
                                                                                  -----------   -----------
Total...........................................................................  $    26.2      $    15.7
                                                                                  ===========   ===========

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Disposal of Business - Enterprise...............................................  $    (1.9)     $     -
                                                                                  ===========   ===========

Earnings from continuing operations in 2006 were $1.05 billion, a decrease of $5.6 million from 2005. Income taxes totaled $427.3 million in 2006 as compared to the $519.2 million in 2005, as the $148.4 million tax decrease in the Insurance segment was offset by the $56.5 increase for the Investment Management segment. The Company recognized a net tax benefit in third quarter 2006 of $117.7 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $117.7, $111.9 million related to continuing operations in the Insurance segment and $5.8 million to the discontinued Wind-up Annuities.

Earnings from continuing operations before income taxes and minority interest were $2.08 billion for 2006, an increase of $35.5 million from the $2.04 billion reported in 2005. The increase resulted from the $265.8 million increase in the Investment Management segment offset by the $230.3 million decrease in the Insurance segment.

                                      7-1

Total revenues increased $943.0 million to $9.89 billion in 2006 from $8.94 billion in 2005 due to revenue increases in both segments. The 2006 increase of $210.6 million in the Insurance segment principally resulted from $363.4 million higher policy fee income and $107.6 million higher commissions, fees and other income offset by $196.5 million lower investment results in the Insurance segment primarily due to changes in the fair value of derivative instruments. The $630.8 million increase in investment advisory and services fees at AllianceBernstein contributed to the $737.7 million increase in the Investment Management segment's revenues.

Total benefits and other deductions were $7.81 billion in 2006, a $907.5 million increase as compared to $6.90 billion in 2005 with expense increases reported by both segments. The Insurance segment increase of $440.9 million was primarily due to higher commission costs, higher benefits paid, higher DAC amortization and an increase in other operating costs and expenses offset by higher DAC capitalization. There was a $471.9 million increase in the Investment
Management segment's benefits and other deductions principally attributed to higher compensation and benefits and higher other operating costs and expenses at AllianceBernstein.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

INSURANCE.

                        INSURANCE - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                         2006              2005
                                                                                   ----------------  ---------------
Universal life and investment-type product policy fee income......................  $   2,252.7       $  1,889.3
Premiums..........................................................................        817.8            881.7
Net investment income.............................................................      2,244.9          2,425.1
Investment gains (losses), net....................................................         (3.0)            13.3
Commissions, fees and other income................................................        662.3            554.7
                                                                                   ----------------  ---------------
     Total revenues...............................................................      5,974.7          5,764.1
                                                                                   ----------------  ---------------

Policyholders' benefits...........................................................      1,960.5          1,859.8
Interest credited to policyholders' account balances..............................      1,082.5          1,065.5
Compensation and benefits.........................................................        520.6            522.6
Commissions.......................................................................      1,394.4          1,128.7
Amortization of DAC ..............................................................        689.3            601.3
Capitalization of DAC.............................................................     (1,363.4)        (1,199.3)
Rent expense .....................................................................         48.4             51.3
Interest expense .................................................................         47.6             52.8
All other operating costs and expenses............................................        705.1            561.4
                                                                                   ----------------  ---------------
     Total benefits and other deductions..........................................      5,085.0          4,644.1
                                                                                   ----------------  ---------------

Earnings from Continuing Operations before Income Taxes...........................  $     889.7       $  1,120.0
                                                                                   ================  ===============

In 2006, pre-tax earnings from continuing operations in the Insurance segment decreased $230.3 million to $889.7 million as compared to $1.12 billion in 2005. The pre-tax earnings decrease resulted from higher commissions, policyholders' benefits and all other operating costs and expenses and lower investment results partially offset by higher policy fee income and commissions, fees and other income.

Revenues. Segment revenues increased $210.6 million over the prior year as higher policy fee income and commissions, fees and other income were partially offset by lower investment results and lower premiums.

Policy fee income grew to $2.25 billion in 2006 as compared to $1.89 billion in the prior year. This $363.4 million increase resulted from fees earned on higher average Separate Account balances resulting from positive net cash flows and market appreciation.

                                      7-2

Premiums totaled $817.8 million for 2006, $63.9 million lower than in 2005, principally due to the absence of a $30.8 million disability income ("DI") reinsurance premium adjustment in 2005 and the $21.2 million decrease in traditional life renewal premiums in the Closed Block.

Net investment income decreased $180.2 million to $2.24 billion in 2006. This decrease was primarily related to the $302.4 million decline in the fair values of derivative instruments including those related to economic hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate floor contracts as compared to the $85.5 million decline in 2005. This decrease was partially offset by $26.4 million higher income on other equity investments.

In 2006, investment losses totaled $3.0 million as compared to $13.3 million of investment gains in 2005. The $16.3 million decrease was principally due to a $26.3 million decrease in realized gains on sales of fixed maturities, $16.0 million in 2006 as compared to $42.3 million in 2005, partially offset by $3.8 million lower writedowns, $27.4 million in 2006 as compared to $31.2 million in 2005. The fixed maturity decrease was partially offset by a $4.9 million increase in realized gains on equity real estate in 2006.

Commissions, fees and other income increased $107.6 million to $662.3 million in 2006 as compared to $554.7 million in 2005 principally due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base partially offset by the change in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB contracts are considered derivatives and are reported at fair value. The 2006 decrease in fair value was $14.8 million as compared to the $42.6 million increase in 2005.

Benefits and Other Deductions. Total benefits and other deductions for the Insurance segment increased $440.9 million to $5.09 billion in 2006 as compared to $4.64 billion in 2005. The increase was principally the result of $265.7 million higher commissions, a $143.7 million increase in all other operating costs and expenses, a $100.7 million increase in policyholders' benefits and $88.0 million higher DAC amortization partially offset by the $164.1 million increase in DAC capitalization.

Policyholders' benefits were $1.96 billion in 2006, a $100.7 million increase from 2005. The increase partially resulted from lower benefits and reserves in the reinsurance assumed product line in 2005 due to the $16.8 million settlement of outstanding issues with one life reinsurer in third quarter 2005 that resulted in the release of $46.8 million of reserves in 2005 and higher individual death claims in 2006.

Compensation and benefits for the Insurance segment decreased slightly to $520.6 million in 2006 as compared to $522.6 million in 2005. The decrease was principally due to the $45.4 million impact in 2006 of the announced curtailment of age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006 and the $28.5 million adjustment of the survivor income benefits liability reported in 2005 related to earlier periods. The decrease was partially offset by $46.9 million higher employee stock compensation expense due to the effects of implementing SFAS No. 123 (R).

For 2006, commission costs increased $265.7 million to $1.39 billion in 2006 from $1.13 billion in 2005 due to higher sales of life and annuity products.

DAC amortization increased to $689.3 million in 2006, up $88.0 million from $601.3 million in 2005. This increase was primarily related to higher current margins in products that are DAC reactive and lower favorable DAC unlocking in 2006 compared to 2005. This increase was partially offset by reactivity to the decrease in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs and the lower increase in fair value of the GMIB reinsurance asset during 2006. The unlocking impact in 2006 from the recognition of higher expected future margins driven by higher fees related to variable life insurance and annuity contracts in that year also offset the increase. In 2005, DAC unlocking related to higher estimated future margins due to revised expectations regarding lapses on certain variable annuity contracts based upon the completion of a comprehensive lapse study. Both years also reflect DAC unlocking associated with higher estimated future margins due to expectations of life mortality improvement based on emerging experience, which resulted in a deceleration of DAC amortization. However, the deceleration of DAC amortization resulting from these revised mortality projections was lower in 2006 than in 2005.

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

                                      7-3

DAC unlocking is reflected in earnings in the period such estimated gross profits are revised. A decrease in expected gross profits would accelerate DAC amortization. Conversely, an increase in expected gross profits would slow DAC amortization.

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience. Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread. A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC on these products relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.8% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15% (12.8% net of product weighted average Separate Account fees) and 0% (-2.2% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2006, current projections of future average gross market returns for purposes of this approach assume a 0.5% return for 2007 that is within the maximum and minimum limitations and assume a reversion to the mean of 9.0% after 7 quarters.

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

DAC capitalization increased $164.1 million to $1.36 billion in 2006 from $1.20 billion in 2005 principally due to higher sales of annuity products.

All other operating costs and expenses totaled $705.1 million in 2006, an increase of $143.7 million from the $561.4 million reported in 2005. The 2006 increase was primarily due to increases in EQAT and VIP Trust subadvisory fees due to higher asset levels and additional increases in administrative service fees, distribution expense allowance costs, outsourcing expenses and miscellaneous general expenses.

Premiums and Deposits. Total year premiums and deposits for life insurance and annuity products in 2006 were $16.80 billion, an increase of $2.77 billion from prior year's level while first year premiums and deposits increased $2.59 billion to $12.16 billion. Annuity products' first year premiums and deposits increased by $2.33 billion to $11.57 billion in 2006 with higher first year sales of $799.7 million and $1.53 billion in the retail and wholesale channels, respectively. First year life premiums and deposits increased $261.9 million to $586.6 million primarily due to higher sales of interest sensitive life products principally in the wholesale channel.

Surrenders and Withdrawals. Total policy and contract surrenders and withdrawals increased $1.35 billion to $8.13 billion during 2006 compared to $6.78 billion in 2005 with increases of $1.34 billion, $7.7 million and $3.8 million for individual annuity, traditional life and variable and interest-sensitive life products, respectively. The annuity surrender rate increased from 8.4% in 2005 to 8.8% in 2006. The individual life surrender rate decreased to 3.8% in 2006 from 3.9% in the prior year. The trends in surrenders and withdrawals continue to fall within the range of expected experience.

                                       7-4

INVESTMENT MANAGEMENT.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein's operations.

                  INVESTMENT MANAGEMENT - RESULTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                 2006             2005
                                                                            ---------------  ----------------
Revenues:
  Investment advisory and services fees (1).............................    $    2,890.2     $    2,259.4
  Distribution revenues.................................................           421.0            397.8
  Institutional research services.......................................           375.1            352.8
  Other revenues........................................................           132.3            163.8
                                                                            ---------------  ----------------
     Commissions, fees and other income.................................         3,818.6          3,173.8

  Gross investment income...............................................           322.0            145.0
  Less: interest expense to finance trading activities..................          (187.8)           (95.9)
                                                                            ---------------  ----------------
     Net investment income..............................................           134.2             49.1

  Investment gains, net.................................................            49.9             42.1
                                                                            ---------------  ----------------
      Total revenues....................................................         4,002.7          3,265.0
                                                                            ---------------  ----------------
Expenses:
  Compensation and benefits.............................................         1,570.1          1,280.3
  Distribution plan payments............................................           292.9            292.0
  Amortization of deferred sales commissions............................           100.4            132.0
  Interest expense......................................................            22.8             23.5
  Rent expense..........................................................           155.7            113.9
  Amortization of other intangible assets, net..........................            23.6             23.5
  Other operating costs and expenses....................................           647.2            475.6
                                                                            ---------------  ----------------
      Total expenses....................................................         2,812.7          2,340.8
                                                                            ---------------  ----------------
Earnings from Continuing Operations before
   Income Taxes and Minority Interest...................................    $    1,190.0     $      924.2
                                                                            ===============  ================

(1) Includes fees earned by AllianceBernstein totaling $32.2 million and $31.6 million in 2006 and 2005, respectively, for services provided to the Insurance Group.

Revenues. The Investment Management segment's pre-tax earnings from continuing operations for 2006 were $1.19 billion, an increase of $265.8 million from the prior year. Revenues totaled $4.00 billion in 2006, an increase of $737.7 million from 2005, primarily due to a $630.8 million increase in investment advisory and services fees and the $92.9 million higher investment results. Investment advisory and services fees include base fees and performance fees. The 2006 increase in investment advisory and services fees primarily resulted from higher average AUM in all three distribution channels, a favorable asset mix, reflected by global and international AUM increases where base-fee rates are generally higher than domestic rates, and the $103.8 increase in performance fees from $131.9 million in 2005 to $235.7 million in 2006. These increases were partially offset by the effects of the disposition of its cash management services in the retail channel in 2005. Net investment income consists principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized gains on investments related to deferred compensation plan obligations and other investments. The $85.1 million increase in 2006 was primarily due to higher mutual fund dividends and increased stock borrowed income as a result of higher average customer credit balances and interest rates in 2006 as well as higher mark to market gains on investments related to deferred compensation plan obligations. Investment gains, net includes non-cash gains resulting from the issuance of AllianceBernstein units to employees in connection with their long-term incentive plans and to the gains and income from the dispositions of the AllianceBernstein cash management services, Indian mutual funds and South African joint venture interest in 2005. The 2006 increase of $7.8 million principally resulted from the $28.0 million non-cash gain in 2006 as compared to the $12.2 million in 2005 offset by the effect of the disposition gains recognized in 2005 as compared to 2006.

                                      7-5

Expenses. The segment's total expenses were $2.81 billion in 2006, compared to $2.34 billion in 2005, an increase of $471.9 million principally due to the $289.9 million and $171.6 million increases in compensation and benefits and other operating costs and expenses, respectively. The increase in AllianceBernstein employee compensation and benefits in 2006 as compared to 2005 was due to increases in all components of compensation and benefits. Base compensation, fringe benefits and other employment costs increased $84.4 million in 2006 primarily due to annual merit increases, additional headcount and higher fringe benefits reflecting increased compensation levels. Incentive compensation in 2006 increased $111.1 million due to higher short-term incentive compensation reflecting higher earnings and higher amortization of deferred compensation, due to vesting of prior year awards. Commission expense increased $89.9 million in 2006 reflecting higher revenues or sales across all distribution channels and for Institutional Research Services. The other operating expenses increase of $171.6 million included the $56.0 million fourth quarter 2006 charge AllianceBernstein recorded relating to the estimated cost of reimbursing certain clients for losses arising out of an error related to processing claims for class action settlement proceeds on behalf of these clients as well as higher travel and entertainment, advertising and promotional material costs, higher litigation costs and higher market data services and data processing costs. Rent expense increased $41.8 million due to higher occupancy costs due to office expansion at AllianceBernstein. The 2006 decease of $31.6 million in amortization of deferred sales commissions was a result of lower sales of back-end load shares.

ASSETS UNDER MANAGEMENT

A breakdown of the Company and AXA Financial's assets under management ("AUM") follows:

                             ASSETS UNDER MANAGEMENT
                                  (IN MILLIONS)

                                                                                          DECEMBER 31,
                                                                             --------------------------------------
                                                                                   2006                2005
                                                                             ------------------  ------------------
Third party (1).............................................................  $    651,562        $   513,499
AXA Equitable General Account, AXA Financial and its other affiliates (2)...        54,688             55,389
Insurance Group Separate Accounts...........................................        88,758             74,552
                                                                             ------------------  ------------------
    Total Assets Under Management...........................................  $    795,008        $   643,440
                                                                             ==================  ==================

(1) Includes $29.46 billion and $24.08 billion of assets managed on behalf of AXA affiliates at December 31, 2006 and 2005, respectively. Also included in 2006 and 2005 are $17.83 billion and $13.30 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2) Includes invested assets of the Company, AXA Financial and its other affiliates (including the MONY Companies) not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $11.33 billion and $9.39 billion at December 31, 2006 and 2005, respectively, as well as mortgages and equity real estate totaling $5.42 billion and $5.71 billion at December 31, 2006 and 2005, respectively.

Third party AUM increased $138.06 billion to $651.56 billion in 2006 primarily due to increases at AllianceBernstein. AXA Equitable General Account, AXA Financial and its other affiliates AUM decreased $701 million from the total reported in 2005 primarily due to the effect the rising interest rate environment in 2006 had on the fair value of the bond portfolio. The $14.21 billion increase in Insurance Group Separate Accounts AUM in 2006 resulted from market appreciation and net new deposits.

AllianceBernstein's AUM increased $138.35 billion to $716.90 billion in 2006 from $578.55 billion at December 31, 2005, with $90.1 billion of the increase resulting from market appreciation due to equity market gains and $47.8 billion due to net asset inflows. Active equity growth and active equity value account AUM, which made up 71.1% of AllianceBernstein's total AUM at December 31, 2006, increased by 24.6%. Net inflows in 2006 were $27.3 million, $12.1 million and $8.4 million, respectively, in the institutional investment, retail and private client channels. Non-U.S. clients accounted for 35.8% of AllianceBernstein's December 31, 2006 AUM total.
                                      7-6

DISCONTINUED OPERATIONS - WIND-UP ANNUITIES

Wind-up Annuities. Earnings from Wind-up Annuities of $30.2 million in 2006 as compared to $15.2 million in 2005 reflect releases of the allowance for future losses due primarily to improved actual and projected investment results.

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

In December 2005, AXA Equitable issued a $325.0 million Surplus Note to AXA Financial. This borrowing has an interest rate of 6% and matures in 2035. The proceeds from this note were used to repay the $400.0 million 6.95% Surplus Note.

Other liquidity sources include dividends and distributions from AllianceBernstein. In 2006, AXA Equitable received cash distributions from AllianceBernstein and AllianceBernstein Holding of $469.9 million as compared to $369.6 million in 2005.

Liquidity Requirements. The Company's liquidity needs are affected by fluctuations in mortality, other benefit payments and policyholder directed transfers from General Account to Separate Account investment options and in the level of surrenders and withdrawals previously discussed in "Results of Continuing Operations by Segment - Insurance," as well as by dividends to its shareholder. In 2006 and 2005, respectively, AXA Equitable paid shareholder dividends totaling $600.0 million and $500.0 million.

Management from time to time explores selective acquisition opportunities in insurance and investment management businesses.

Management believes the Insurance Group has adequate internal sources of funds for its presently anticipated needs.

Bernstein Put. In connection with AllianceBernstein's acquisition of Bernstein, AXA Financial agreed to provide liquidity to the former Bernstein shareholders after a two-year lockout period that ended October 2002. In fourth quarter 2002, a subsidiary of AXA Equitable, as designee of AXA Financial, acquired 8.16 million of these AllianceBernstein Units at the aggregate market price of $249.7 million; there were no additional acquisitions in 2003. On March 5, 2004, a subsidiary of AXA Equitable acquired 8.16 million AllianceBernstein Units for an aggregate market price of $308.7 million. On December 21, 2004, AXA Financial and a subsidiary of AXA Equitable acquired 5.61 million and 2.55 million additional AllianceBernstein units for aggregate market price of $225.0 million and $102.0 million, respectively. At December 31, 2006, the Company's consolidated economic interest in AllianceBernstein was 45.6% while AXA Financial Group's total consolidated economic interest in AllianceBernstein was approximately 60.3%. There were no acquisitions in calendar year 2006. On February 23, 2007, AXA Financial acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing AXA Financial Group's total consolidated economic interest in AllianceBernstein to 63.3%. The Company's percentage interest was unchanged. The remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price not sooner than nine months after the February 2007 purchase or over the following period ending October 2, 2009.

                                      7-7

ALLIANCEBERNSTEIN

AllianceBernstein's principal sources of liquidity have been cash flows from operations, commercial paper borrowings and proceeds from the issuance, both publicly and privately, of debt and AllianceBernstein Units. AllianceBernstein requires financial resources to fund commissions paid on certain back-end load mutual fund sales, to fund distributions to Unitholders, to fund capital expenditures and for general working capital purposes. On January 4, 2007 and 2006, respectively, AllianceBernstein deposited an additional $245.0 million and $49.1 million in U.S. Treasury Bills in a special reserve account pursuant to Rule 15c3-3 requirements. AllianceBernstein repaid its $400 million 5.625% Senior Notes in August 2006. It currently has $200.0 million available under a shelf registration statement for future issuances.

In 2006 and 2005, AllianceBernstein completed several transactions involving its domestic and foreign services. In May 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture at a cost of $16.1 million net of cash acquired. During 2005, AllianceBernstein received net proceeds of $18.8 million related to the transfer of its cash management services business and $8.1 million from its transfer of certain Indian mutual funds and related servicing rights. During 2006, AllianceBernstein received $12.8 million in contingent payments related to the cash management services transaction and net proceeds of $8.8 million related to the 2005 sale of its interest in a South African subsidiary. The 2006 acquisition and three 2005 dispositions are not expected to have a material impact on the Investment Management segment's future results of operations, cash flow or liquidity.

In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. It is intended to provide back-up liquidity for AllianceBernstein's commercial paper program, which was increased from $425 million to $800 million in May 2006. Under the revolving credit facility, the interest rate, at AllianceBernstein' option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. AllianceBernstein was in compliance with the covenants at December 31, 2006. AllianceBernstein also maintains a $100 million ECN program as a supplement to its commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support. At December 31, 2006, $334.9 million in commercial paper was outstanding; no amounts were outstanding under any of the other programs at that date.

Certain of AllianceBernstein's deferred and other compensation plans provide for the election by participants to notionally invest in AllianceBernstein Holding units or AllianceBernstein sponsored mutual funds. From time to time, AllianceBernstein will fund participant elections. In 2006 and 2005, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding units totaling $22.3 million and $33.3 million for such plans.

Management believes AllianceBernstein's substantial equity base and its access to public and private debt at competitive terms should provide adequate liquidity for its general business needs and its cash flows from operations and the issuance of debt and AllianceBernstein Units will provide AllianceBernstein with the resources to meet its financial obligations. For further information, see AllianceBernstein's Annual Report on Form 10-K for the year ended December 31, 2006.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. At December 31, 2006, AXA Equitable had outstanding a $400.0 million, 5.89% loan to AXA Insurance Holding Co., Ltd., a Japanese subsidiary of AXA. All payments, including interest, are guaranteed by AXA. AllianceBernstein provides investment management and related services to AXA, AXA Financial and AXA Equitable and certain of their subsidiaries and affiliates. In 2001, AllianceBernstein entered into joint ventures with AXA Asia Pacific Holdings, Limited, an AXA affiliate, and recognized management fees of $61.1 million, $44.6 million and $33.3 million in 2006, 2005 and 2004, respectively, of which approximately $21.3 million, $19.9 million and $17.6 million, respectively, were from AXA affiliates and $8.8 million, $5.9 million and $3.7 million, respectively, were attributed to minority interest. AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements that include technology and professional development arrangements. Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $28.8 million, $32.8 million and $30.2 million in 2006, 2005 and 2004, respectively. Payments by AXA and AXA affiliates to AXA Equitable under such agreements totaled $27.9 million, $30.4

                                      7-8
million and $38.9 million in 2006, 2005 and 2004, respectively. Included in the payments by AXA and AXA affiliates to the Company are $12.6 million, $12.7 million and $12.7 million from AXA Tech, which represent the net amount of payments resulting from services and facilities provided by the Company to AXA Tech of $111.0 million, $110.9 million and $106.4 million less the payments for services provided from AXA Tech to the Company of $98.4 million, $98.2 million and $93.7 million for 2006, 2005 and 2004, respectively. See Notes 11 and 18 of Notes to the Consolidated Financial Statements and AllianceBernstein's Report on Form 10-K for the year ended December 31, 2006 for information on related party transactions.

A schedule of future payments under certain of the Company's consolidated contractual obligations follows:

                   CONTRACTUAL OBLIGATIONS - DECEMBER 31, 2006
                                  (IN MILLIONS)

                                                                          Payments Due by Period
                                                      -----------------------------------------------------------
                                                        Less than                                      Over
                                           Total          1 year      1 - 3 years    4 - 5 years      5 years
                                       ------------   ------------   -------------  -------------  --------------
Contractual obligations:
   Policyholders liabilities -
     policyholders' account
     balances, future policy
     benefits and other
     policyholders liabilities (1)...  $  78,295.1     $ 3,106.5      $  5,781.3     $  5,340.5     $  64,066.8
   Long-term debt....................        448.3         248.3             -              -             200.0
   Operating leases..................      2,322.4         178.6           337.3          306.4         1,500.3
   Employee benefits (2).............         41.2           3.6             4.5            7.1            26.0
                                       ------------   ------------   -------------  -------------  --------------
     Total Contractual
       Obligations...................  $  81,107.0     $ 3,537.0      $  6,123.1     $  5,653.8     $  65,793.1
                                       ============   ============  ==============  =============  ==============

(1) Policyholders liabilities represent estimated cash flows out of the General Account related to the payment of death and disability claims, policy surrenders and withdrawals, annuity payments, minimum guarantees on Separate Account funded contracts, matured endowments, benefits under accident and health contracts, policyholder dividends and future renewal premium-based and fund-based commissions offset by contractual future premiums and deposits on in-force contracts. These estimated cash flows are based on mortality, morbidity and lapse assumptions comparable with the AXA Financial Group's experience and assume market growth and interest crediting consistent with assumptions used in amortizing DAC and VOBA. These amounts are undiscounted and, therefore, exceed the Policyholders' account balances and Future policy benefits and other policyholder liabilities included in the consolidated balance sheet included elsewhere herein. They do not reflect projected recoveries from reinsurance agreements. Due to the use of assumptions, actual cash flows will differ from these estimates (see "Critical Accounting Estimates - Future Policy Benefits"). Separate Accounts liabilities have been excluded as they are legally insulated from General Account obligations and will be funded by cash flows from Separate Accounts assets.

(2) Excludes AXA Equitable's qualified pension plan for which no payments to the plan are expected to be required for the next five years or longer.

Interest on long-term debt will be approximately $15.4 million per annum in years 2007 through 2011, while interest on loans from affiliates will be approximately $19.5 million per annum in years 2007 through 2011.

Certain of AllianceBernstein's deferred compensation plans provide for election by participants to have their deferred compensation awards invested notionally in AllianceBernstein Holding units and in company-sponsored mutual funds. Since January 1, 2007, AllianceBernstein made purchases of mutual funds totaling $272.3 million to fund its future obligations resulting from participant elections with respect to 2006 awards. AllianceBernstein also allocated AllianceBernstein Holding units with an aggregate value of approximately $36.8 million; these units were held in a deferred compensation trust at December 31, 2006 to fund its future obligations that resulted from participant elections with respect to 2006 awards. At year-end 2006, AllianceBernstein had a $360.6 million accrual for compensation and benefits, of which $215.8 million is expected to be paid in 2007, $79.4 million in 2008-2009, $42.7 million in 2010-2011 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $25.0 million in each of the next four years. AllianceBernstein

                                      7-9
currently expects to contribute an estimated $3.7 million to its qualified, noncontributory, defined benefit plan during 2007.

In addition, the Company has obligations under contingent commitments at December 31, 2006, including: AllianceBernstein's revolving credit facility and commercial paper program; AllianceBernstein's $100.0 million ECN program; the Insurance Group's $60.5 million undrawn letters of credit; AllianceBernstein's $125.0 million guarantee on behalf of SCB LLC; and the Company's guarantees or commitments to provide equity financing to certain limited partnerships of $618.3 million. Information on these contingent commitments can be found in Notes 11, 18 and 19 of Notes to Consolidated Financial Statements.

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

Investments - The Company records an investment impairment charge when it believes an investment has experienced a decline in fair value that is other than temporary. Identifying those situations requires management's careful consideration of the facts and circumstances including, but not limited to, the duration and extent to which the fair value has been depressed, the financial condition, cash flows, and near-term earnings potential of the issuer, as well as the Company's ability and intent to retain the investment to allow sufficient time for any anticipated recovery in fair value. The basis for measuring fair value may require utilization of investment valuation methodologies, such as discounted cash flow analysis, if quoted market prices are not readily available.

Recognition of Insurance Income and Related Benefits - Profits on non-participating traditional life policies and annuity contracts with life contingencies emerge from the matching of benefits and other expenses against the related premiums. Profits on participating traditional life, universal life-type and investment-type contracts emerge from the matching of benefits and other expenses against the related contract margins. This matching is accomplished by means of the provision for liabilities for future policy benefits and the deferral, and subsequent amortization, of policy acquisition costs. Trends in the general population and the Company's own mortality, morbidity, persistency and claims experience have a direct impact on the benefits and expenses reported in any given period.

DAC- For universal life-type and investment-type contracts and participating traditional life policies, DAC amortization may be affected by changes in estimated gross profits and margins principally related to investment results, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges. Should revisions to estimated gross profits or margins be required, the effect is reflected in earnings in the period such estimated gross profits are revised. Additionally, the level of deferrable Insurance Group operating expenses is another significant factor in that business' reported profitability in any given period.

                                      7-10

Future Policy Benefits - Future policy benefit liabilities for traditional policies are based on actuarial assumptions as to such factors as mortality, morbidity, persistency, interest and expenses and, in the case of participating policies, expected annual and terminal dividends. Determination of the GMDB/GMIB liabilities is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience and, for GMIB, GMIB election rates. Premium deficiency reserves are based upon estimates of future gross premiums, expected policy benefits and other expenses. The allowance for future losses for the discontinued Wind-up Annuities business is based upon numerous estimates and subjective judgments regarding the expected performance of the related investment assets, future asset reinvestment rates and future benefit payments.

Recognition of Investment Management Revenues and Related Expenses - The Investment Management segment's revenues are largely dependent on the total value and composition of assets under management. The most significant factors that could affect this segment's results include, but are not limited to, the performance of the financial markets and the investment performance and composition of sponsored investment products and separately managed accounts.

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

Share-based and Other Compensation Programs - Prior to the adoption of SFAS No. 123(R) on January 1, 2006, equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date. Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares. In connection with the adoption of SFAS No. 123(R), the Company began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and ,for new awards after January 1, 2006, for the fair values of the option awards over the vesting period. Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

Consolidation - The Company includes in its consolidated financial statements the accounts and activities of AXA Equitable; those of its subsidiaries engaged in insurance related businesses; other subsidiaries, principally AllianceBernstein; and those investment companies, partnerships and joint ventures in which the Company has control and a majority economic interest as well as those VIEs that meet the requirements for consolidation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 75.0% of the carrying value of General Account Investment Assets at December 31, 2006. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2006 and 2005 would have on the fair value of fixed maturities and mortgage loans:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                    DECEMBER 31, 2006                       December 31, 2005
                                         ----------------------------------------- ------------------------------------
                                                                 BALANCE AFTER                        Balance After
                                                  FAIR             +100 BASE             Fair           +100 Basis
                                                  VALUE          POINT CHANGE            Value         Point Change
                                         -------------------- -------------------- ---------------- -------------------
    Continuing Operations:
      Fixed maturities:
        Fixed rate...................       $     29,137.4     $     27,656.5          30,180.7           28,560.4
        Floating rate................                260.5              259.9             254.1              253.3
      Mortgage loans.................              3,285.6            3,144.1           3,329.0            3,191.5

    Wind-up Annuities:
      Fixed maturities:
        Fixed rate...................       $        764.8     $        735.6         $   823.5          $   787.0
      Mortgage loans.................                  3.0                3.0               7.1                6.9

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

                                      7A-1

The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2006 and 2005:

                           EQUITY PRICE RISK EXPOSURE
                                  (IN MILLIONS)

                                                     DECEMBER 31, 2006                       December 31, 2005
                                          ----------------------------------------- ------------------------------------
                                                                BALANCE AFTER                        Balance After
                                                  FAIR           -10% EQUITY           Fair           -10% Equity
                                                  VALUE          PRICE CHANGE          Value          Price Change
                                          ------------------- --------------------- -------------- ---------------------
     Insurance Group:
       Continuing operations..........      $        232.5    $        209.3        $      159.2   $        143.3
       Wind-up Annuities..............                 -                 -                    .1               .1

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

At years end 2006 and 2005, the aggregate carrying values of policyholders liabilities were $41,312.6 million and $42,009.0 million, respectively, including $17,092.5 million and $17,985.2 million of liabilities, respectively, related to the General Account's investment contracts. The aggregate fair value of those investment contracts at years end 2006 and 2005 were $17,106.0 million and $18,244.5 million, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those investment contracts to $17,504.0 million and $18,683.3 million, respectively. Those investment contracts represent only a portion of total policyholders liabilities. As such, meaningful assessment of net market risk exposure cannot be made by comparing the results of the invested assets sensitivity analyses presented herein to the potential exposure from the policyholders liabilities quantified in this paragraph.

Asset/liability management is integrated into many aspects of the Insurance Group's operations, including investment decisions, product development and determination of crediting rates. As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows. Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies. On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to AXA Equitable from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2006 levels.

The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group's exposure to equity market decline and interest rate fluctuations. As more fully described in Notes 2 and 4 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, and interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt. In addition, the Company periodically enters into forward and futures contracts to provide an economic hedge for certain equity exposures, including the program to hedge certain risks associated with the GMDB/GMIB features of certain annuity products. To minimize credit risk exposure associated with its derivative transactions, each counterparty's credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.

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

At years end 2006 and 2005, the fair values of the Insurance Group's derivatives were $8.7 million and $12.3 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

               INSURANCE GROUP - DERIVATIVE FINANCIAL INSTRUMENTS
                 (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)

                                                                         INTEREST RATE SENSITIVITY
                                                          ------------------------------------------------------
                                             WEIGHTED
                                              AVERAGE      BALANCE AFTER                       BALANCE AFTER
                              NOTIONAL         TERM          -100 BASIS            FAIR          +100 BASIS
                               AMOUNT         (YEARS)       POINT CHANGE           VALUE        POINT CHANGE
                           --------------  -------------  ----------------    --------------  ------------------
DECEMBER 31, 2006
   Options:
     Floors..............   $  32,000.0          2.88     $         30.2      $      8.7      $         4.3
   Futures...............         565.8           .22               40.5             -                (40.5)
                           --------------                 ----------------    --------------  ------------------
 Total...................   $  32,565.8                   $         70.7      $      8.7      $       (36.2)
                           ==============                 ================    ==============  ==================

December 31, 2005
   Options:
     Floors..............   $  24,000.0          2.55     $         43.9      $     12.3      $         7.0
   Futures...............         286.6          0.22               17.0             0.0              (17.0)
                           --------------                 ----------------    --------------  ------------------
Total....................   $  24,286.6                   $         60.9      $     12.3      $       (10.0)
                           ==============                 ================    ==============  ==================


                                                                                     EQUITY SENSITIVITY
                                                                              ----------------------------------
                                                                                                 BALANCE AFTER
                                                                                    FAIR          -10% EQUITY
                                                                                   VALUE          PRICE SHIFT
                                                                              --------------  ------------------
DECEMBER 31, 2006
   Futures...............   $  (2,970.5)          .22                         $      -        $       297.0
                           ==============                                     ==============  ==================

December 31, 2005
   Futures...............   $  (1,921.3)          .21                         $      -        $       192.1
                           ==============                                     ==============  ==================

In addition to the traditional derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under SFAS No. 133 and were reported at their fair values of $117.8 million and $132.6 million at December 31, 2006 and 2005, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2006 and 2005, respectively, would increase the balances of these reinsurance contracts to $186.7 million and $211.8 million.

                                      7A-3

At the end of 2006 and of 2005, the aggregate fair values of long-term debt issued by AXA Equitable were $229.7 million and $232.6 million, respectively. The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2006 and of 2005.


                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2006                   December 31, 2005
                                       -----------------------------------   ----------------------------------
                                                            BALANCE AFTER                      Balance After
                                              FAIR           -100 BASIS           Fair          -100 Basis
                                             VALUE          POINT CHANGE          Value        Point Change
                                       ----------------  -----------------   --------------  ------------------
Continuing Operations:
  Fixed rate........................    $     229.7       $      245.6       $     232.6      $      250.0

INVESTMENT MANAGEMENT

AllianceBernstein's investments consist of investments, trading and available-for-sale, and other investments. AllianceBernstein's trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein

The table below provides AllianceBernstein's potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2006 and 2005:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                                 DECEMBER 31, 2006                      December 31, 2005
                                        -------------------------------------  -------------------------------------
                                                             BALANCE AFTER                        Balance After
                                             FAIR          +100 BASIS POINT         Fair         +100 Basis Point
                                             VALUE              CHANGE              Value             Change
                                        ---------------  --------------------  ---------------  ------------------
Fixed Income Investments:
  Trading..........................      $     31.7         $     30.2            $    30.5         $    29.1
  Available-for-sale and other
     investments...................            32.0               30.5                  2.5               2.4

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

                                      7A-4

The following table presents AllianceBernstein's potential exposure from its equity investments, including equity mutual funds and equity hedge funds, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2006 and 2005:

                    EQUITY PRICE RISK EXPOSURE (IN MILLIONS)

                                                  DECEMBER 31, 2006                      December 31, 2005
                                       --------------------------------------  -------------------------------------
                                                               BALANCE AFTER                        Balance After
                                             FAIR           -10% EQUITY PRICE        Fair        -10% Equity Price
                                             VALUE                CHANGE             Value             Change
                                       -------------------  -----------------  ---------------  --------------------
Equity Investments:
  Trading..........................     $     432.1         $      388.9        $     282.7       $      254.4
  Available-for-sale and other
     investments...................           251.8                226.7              115.7              104.1

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

At December 31, 2006 and 2005, respectively, AllianceBernstein's fixed rate debt had an aggregate fair value of $335.0 million and $409.7 million. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates at all maturities and a ten percent decrease in exchange rates from those prevailing at year-end 2006 and 2005:

                           INTEREST RATE RISK EXPOSURE
                                  (IN MILLIONS)

                                              DECEMBER 31, 2006                           December 31, 2005
                                 ------------------------------------------- ---------------------------------------
                                                                                             Balance        Balance
                                               BALANCE AFTER   BALANCE AFTER                After -100    After -10%
                                                -100 BASIS     -10% EXCHANGE                Basis Point    Exchange
                                  FAIR VALUE   POINT CHANGE     RATE CHANGE    Fair Value     Change      Rate Change
                                 ------------ --------------- --------------  ------------ ------------- -------------
Debt.....................           $335.0        $349.4          $335.0         $409.7       $427.9         $410.4


For further information on AllianceBernstein's market risk, see
AllianceBernstein and AllianceBernstein Holding's Annual Reports on Form 10-K for the year ended December 31, 2006.

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

Consolidated Financial Statements:
  Consolidated Balance Sheets, December 31, 2006 and 2005.................................................  F-4
  Consolidated Statements of Earnings, Years Ended December 31, 2006, 2005 and 2004.......................  F-5
  Consolidated Statements of Shareholder's Equity and Comprehensive Income, Years Ended
    December 31, 2006, 2005 and 2004......................................................................  F-6
  Consolidated Statements of Cash Flows, Years Ended December 31, 2006, 2005 and 2004.....................  F-7
  Notes to Consolidated Financial Statements..............................................................  F-9

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules..................  F-59

Consolidated Financial Statement Schedules:
   Schedule I - Summary of Investments - Other than Investments in Related Parties,
    December 31, 2006.....................................................................................  F-60
   Schedule II - Balance Sheets (Parent Company), December 31, 2006 and 2005..............................  F-61
   Schedule II - Statements of Earnings (Parent Company), Years Ended
    December 31, 2006, 2005 and 2004......................................................................  F-62
   Schedule II - Statements of Cash Flows (Parent Company), Years Ended
    December 31, 2006, 2005 and 2004......................................................................  F-63
   Schedule III - Supplementary Insurance Information, Years Ended
    December 31, 2006, 2005 and 2004......................................................................  F-64
   Schedule IV - Reinsurance, Years Ended December 31, 2006, 2005 and 2004................................  F-67

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholder of AXA Equitable Life Insurance Company

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholder's equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries ("AXA Equitable") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of AXA Equitable's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AllianceBernstein L.P. and AllianceBernstein Holding L.P., subsidiaries of AXA Equitable, as of and for the year ended December 31, 2005, whose statements reflect total assets of seven percent of the related consolidated total as of December 31, 2005, and total revenues of thirty-six percent of the related consolidated total for the year ended December 31, 2005. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AllianceBernstein L.P. and AllianceBernstein Holding L.P., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for share-based compensation on January 1, 2006, for defined benefit pension and other postretirement plans on December 31, 2006 and for certain nontraditional long-duration contracts and Separate Accounts on January 1, 2004.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein L.P.

We have audited the accompanying consolidated statement of financial condition of AllianceBernstein L.P. and subsidiaries ("AllianceBernstein"), formerly Alliance Capital Management L.P., as of December 31, 2005, and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Unitholders
AllianceBernstein Holding L.P.

We have audited the accompanying statement of financial condition of AllianceBernstein Holding L.P. ("AllianceBernstein Holding"), formerly Alliance Capital Management Holding L.P., as of December 31, 2005, and the related statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AllianceBernstein Holding as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 24, 2006

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                                                    2006                 2005
                                                                              ---------------       --------------
                                                                                         (IN MILLIONS)
ASSETS
Investments:
  Fixed maturities available for sale, at estimated fair value..............  $    29,031.1         $   30,034.8
  Mortgage loans on real estate.............................................        3,240.7              3,233.9
  Equity real estate, held for the production of income.....................          569.6                616.2
  Policy loans..............................................................        3,898.1              3,824.2
  Other equity investments..................................................        1,562.1              1,208.5
  Trading securities........................................................          465.1                314.3
  Other invested assets.....................................................          891.6                890.2
                                                                              ---------------       --------------
    Total investments.......................................................       39,658.3             40,122.1
Cash and cash equivalents...................................................        1,268.0              1,112.1
Cash and securities segregated, at estimated fair value.....................        1,864.0              1,720.8
Broker-dealer related receivables...........................................        3,481.0              2,929.1
Deferred policy acquisition costs...........................................        8,316.5              7,557.3
Goodwill and other intangible assets, net...................................        3,738.6              3,758.8
Amounts due from reinsurers.................................................        2,689.3              2,604.4
Loans to affiliates.........................................................          400.0                400.0
Other assets................................................................        3,068.8              3,787.6
Separate Accounts' assets...................................................       84,801.6             69,997.0
                                                                              ---------------       --------------

TOTAL ASSETS................................................................  $   149,286.1         $  133,989.2
                                                                              ===============       ==============
LIABILITIES
Policyholders' account balances.............................................  $    26,439.0         $   27,194.0
Future policy benefits and other policyholders liabilities..................       14,085.4             13,997.8
Broker-dealer related payables..............................................          950.3              1,226.9
Customers related payables..................................................        3,980.7              2,924.3
Amounts due to reinsurers...................................................        1,070.8              1,028.3
Short-term and long-term debt...............................................          783.0                855.4
Loans from affiliates.......................................................          325.0                325.0
Income taxes payable........................................................        2,974.2              2,895.6
Other liabilities...........................................................        1,815.8              1,735.0
Separate Accounts' liabilities..............................................       84,801.6             69,997.0
Minority interest in equity of consolidated subsidiaries....................        2,289.9              2,096.4
Minority interest subject to redemption rights..............................          288.0                271.6
                                                                              ---------------       --------------
    Total liabilities.......................................................      139,803.7            124,547.3
                                                                              ---------------       --------------

Commitments and contingent liabilities (Notes 2, 5, 9, 18 and 19)

SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
   issued and outstanding...................................................            2.5                  2.5
Capital in excess of par value..............................................        5,139.6              4,976.3
Retained earnings...........................................................        4,507.6              4,030.8
Accumulated other comprehensive (loss) income...............................         (167.3)               432.3
                                                                              ---------------       --------------
    Total shareholder's equity..............................................        9,482.4              9,441.9
                                                                              ---------------       --------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $   149,286.1         $  133,989.2
                                                                              ===============       ==============


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                     2006             2005             2004
                                                                ---------------  ---------------  ---------------
                                                                                 (IN MILLIONS)
REVENUES
Universal life and investment-type product
  policy fee income...........................................  $    2,252.7     $     1,889.3    $     1,595.4
Premiums......................................................         817.8             881.7            879.6
Net investment income.........................................       2,397.0           2,491.8          2,500.8
Investment gains, net.........................................          46.9              55.4             65.0
Commissions, fees and other income............................       4,373.0           3,626.2          3,384.1
                                                                ---------------  ---------------  ---------------
      Total revenues..........................................       9,887.4           8,944.4          8,424.9
                                                                ---------------  ---------------  ---------------

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.......................................       1,960.5           1,859.8          1,867.1
Interest credited to policyholders' account balances..........       1,082.5           1,065.5          1,038.1
Compensation and benefits.....................................       2,090.4           1,802.9          1,604.9
Commissions...................................................       1,394.4           1,128.7          1,017.3
Distribution plan payments....................................         292.9             292.0            374.2
Amortization of deferred sales commissions....................         100.4             132.0            177.4
Interest expense..............................................          70.4              76.3             76.8
Amortization of deferred policy acquisition costs.............         689.3             601.3            472.9
Capitalization of deferred policy acquisition costs...........      (1,363.4)         (1,199.4)        (1,015.9)
Rent expense..................................................         204.1             165.2            185.0
Amortization of other intangible assets.......................          23.6              23.5             22.9
Other operating costs and expenses............................       1,262.6             952.4            928.4
                                                                ---------------  ---------------  ---------------
      Total benefits and other deductions.....................       7,807.7           6,900.2          6,749.1
                                                                ---------------  ---------------  ---------------

Earnings from continuing operations before
  income taxes and minority interest..........................       2,079.7           2,044.2          1,675.8
Income taxes..................................................        (427.3)           (519.2)          (396.9)
Minority interest in net income of consolidated subsidiaries..        (599.9)           (466.9)          (384.0)
                                                                ---------------  ---------------  ---------------

Earnings from continuing operations...........................       1,052.5           1,058.1            894.9
Earnings from discontinued operations, net of income taxes....          26.2              15.7              6.8
(Losses) gains on disposal of discontinued operations,
   net of income taxes........................................          (1.9)              -               31.1
Cumulative effect of accounting changes, net of
   income taxes...............................................           -                 -               (2.9)
                                                                ---------------  ---------------  ---------------
Net Earnings..................................................  $    1,076.8     $     1,073.8    $       929.9
                                                                ===============  ===============  ===============


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                         2006             2005             2004
                                                                    ---------------   --------------   --------------
                                                                                       (IN MILLIONS)
SHAREHOLDER'S EQUITY

Common stock, at par value, beginning and end of year.............  $         2.5     $        2.5     $        2.5
                                                                    ---------------   --------------   --------------

Capital in excess of par value, beginning of year.................        4,976.3          4,890.9          4,848.2
Changes in capital in excess of par value.........................          163.3             85.4             42.7
                                                                    ---------------   --------------   --------------
Capital in excess of par value, end of year.......................        5,139.6          4,976.3          4,890.9
                                                                    ---------------   --------------   --------------

Retained earnings, beginning of year..............................        4,030.8          3,457.0          3,027.1
Net earnings......................................................        1,076.8          1,073.8            929.9
Dividends on common stock.........................................         (600.0)          (500.0)          (500.0)
                                                                    ---------------   --------------   --------------
Retained earnings, end of year....................................        4,507.6          4,030.8          3,457.0
                                                                    ---------------   --------------   --------------

Accumulated other comprehensive income, beginning of year.........          432.3            874.1            892.8
Other comprehensive loss .........................................         (150.1)          (441.8)           (18.7)
Adjustment to initially apply SFAS No.158, net of income taxes ...         (449.5)             -                -
                                                                    ---------------   --------------   --------------
Accumulated other comprehensive (loss) income, end of year........         (167.3)           432.3            874.1
                                                                    ---------------   --------------   --------------

TOTAL SHAREHOLDER'S EQUITY, END OF YEAR...........................  $     9,482.4     $    9,441.9     $    9,224.5
                                                                    ===============   ==============   ==============

COMPREHENSIVE INCOME
Net earnings......................................................  $     1,076.8     $    1,073.8     $      929.9
                                                                    ---------------   --------------   --------------
Change in unrealized losses, net of reclassification
   adjustments....................................................         (150.1)          (441.8)           (31.1)
Cumulative effect of accounting changes...........................            -                -               12.4
                                                                    ---------------   --------------   --------------
Other comprehensive loss..........................................         (150.1)          (441.8)           (18.7)
                                                                    ---------------   --------------   --------------
COMPREHENSIVE INCOME..............................................  $       926.7     $      632.0     $      911.2
                                                                    ===============   ==============   ==============


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                      2006              2005             2004
                                                                 ---------------   ---------------  ---------------
                                                                                   (IN MILLIONS)

Net earnings..................................................   $     1,076.8     $    1,073.8     $       929.9
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Interest credited to policyholders' account balances........         1,082.5          1,065.5           1,038.1
  Universal life and investment-type product
    policy fee income.........................................        (2,252.7)        (1,889.3)         (1,595.4)
  Net change in broker-dealer and customer related
    receivables/payables......................................           117.2           (347.4)            379.6
  Investment gains, net.......................................           (46.9)           (55.4)            (65.0)
  Change in deferred policy acquisition costs.................          (674.1)          (598.1)           (543.0)
  Change in future policy benefits............................            52.7             64.4             129.3
  Change in income tax payable................................           425.9            340.5             349.6
  Change in accounts payable and accrued expenses.............            85.5             23.7             (27.4)
  Change in segregated cash and securities, net...............          (143.2)          (231.8)           (203.2)
  Minority interest in net income of consolidated subsidiaries           599.9            466.9             384.1
  Change in fair value of guaranteed minimum income
    benefit reinsurance contracts.............................            14.8            (42.6)            (61.0)
  Amortization of deferred sales commissions..................           100.4            132.0             177.4
  Other depreciation and amortization.........................           144.9            149.6             210.3
  Amortization of other intangible assets, net................            23.6             23.6              22.9
  Losses (gains) on disposal of discontinued operations ......             1.9              -               (31.1)
  Other, net..................................................           363.5           (134.6)             14.3
                                                                 ---------------   ---------------  ---------------

Net cash provided by (used in) operating activities...........           972.7             40.8           1,109.4
                                                                 ---------------   ---------------  ---------------

Cash flows from investing activities:
  Maturities and repayments...................................         2,962.2          2,926.2           3,341.9
  Sales of investments........................................         1,536.9          2,432.9           2,983.6
  Purchases of investments....................................        (4,262.3)        (5,869.1)         (7,052.5)
  Change in short-term investments............................            65.6             13.8             (18.4)
  Purchase of minority interest in consolidated subsidiary ...             -                -              (410.7)
  Increased in capitalized software, leasehold improvements
     and EDP equipment .......................................          (146.1)          (101.2)            (69.3)
  Other, net..................................................          (390.4)          (116.3)            173.2
                                                                 ---------------   ---------------  ---------------

Net cash used in investing activities.........................          (234.1)          (713.7)         (1,052.2)
                                                                 ---------------   ---------------  ---------------

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                      2006               2005               2004
                                                                -----------------  -----------------  -----------------
                                                                                    (IN MILLIONS)
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................   $    3,865.2       $     3,816.8      $     4,029.4
    Withdrawals from and transfers to Separate Accounts.......       (3,569.1)           (2,779.1)          (2,716.0)
  Net change in short-term financings.........................          327.7                 -                  -
  Repayments of long-term debt ...............................         (400.0)             (400.0)               -
  Proceeds in loans from affiliates...........................            -                 325.0                -
  Shareholder dividends paid..................................         (600.0)             (500.0)            (500.0)
  Other, net..................................................         (206.5)             (417.3)            (130.1)
                                                                -----------------  -----------------  -----------------

Net cash (used in) provided by financing activities...........         (582.7)               45.4              683.3
                                                                -----------------  -----------------  -----------------

Change in cash and cash equivalents...........................          155.9              (627.5)             740.5
Cash and cash equivalents, beginning of year..................        1,112.1             1,739.6              999.1
                                                                -----------------  -----------------  -----------------

Cash and Cash Equivalents, End of Year........................   $    1,268.0       $     1,112.1      $     1,739.6
                                                                =================  =================  =================

Supplemental cash flow information:

  Interest Paid...............................................   $       59.9       $        74.5      $        86.2
                                                                =================  =================  =================
  Income Taxes (Refunded) Paid................................   $      (40.8)      $       146.5      $       154.4
                                                                =================  =================  =================


                 See Notes to Consolidated Financial Statements.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)      ORGANIZATION

        AXA Equitable Life Insurance Company ("AXA Equitable," and collectively with its consolidated subsidiaries the "Company") is an indirect, wholly owned subsidiary of AXA Financial, Inc. ("AXA Financial," and collectively with its consolidated subsidiaries, "AXA Financial Group"). AXA Financial is a wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies.

        The Company conducts operations in two business segments: the Insurance and Investment Management segments. The Company's management evaluates the performance of each of these segments independently and allocates resources based on current and future requirements of each segment.

        Insurance
        ---------

        The Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management to individuals and small and medium size businesses and professional and trade associations. This segment includes Separate Accounts for individual insurance and annuity products.

        The Company's insurance business is conducted principally by AXA Equitable and its wholly owned life insurance subsidiary, AXA Life and Annuity Company ("AXA Life"), formerly The Equitable of Colorado.

        Investment Management
        ---------------------

        The Investment Management segment (formerly the Investment Services segment) is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries ("AllianceBernstein"). AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include: (a) institutional investments, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles, (b) retail, servicing individual investors, primarily by means of retail mutual funds, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, and other investment vehicles, (c) private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles, and
        (d) institutional research by means of in-depth independent, fundamental research, portfolio strategy, trading and brokerage-related services. Principal subsidiaries of AllianceBernstein include: SCB Inc., formally known as Sanford C. Bernstein, Inc. ("Bernstein"), Sanford C. Bernstein & Co. LLC ("SCB LLC"), Sanford C. Bernstein Limited ("SCBL") and SCB Partners, Inc. ("SCB Partners"). This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

        In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc (the "Bernstein Acquisition"). AXA Financial agreed to provide liquidity to these former Bernstein shareholders after a two-year lockout period that ended October 2002. Since 2002, the Company acquired 18.9 million units in AllianceBernstein L.P. ("AllianceBernstein Units") at the aggregate market price of $660.4 million from SCB Inc and SCB Partners under a preexisting agreement and recorded additional goodwill of $217.9 million and other intangible assets of $26.9 million. Minority interest subject to redemption rights represents the remaining 16.3 million of private AllianceBernstein Units issued to former Bernstein shareholders in connection with AllianceBernstein's acquisition of Bernstein. At December 31, 2006 and 2005, the Company's consolidated economic interest in AllianceBernstein was 45.6% and 46.3%, respectively. At December 31, 2006 and 2005,
        AXA Financial Group's consolidated economic interest in AllianceBernstein was approximately 60.3% and 61.1%, respectively. On

        February 23, 2007, AXA Financial purchased another tranche of 8.16 million AllianceBernstein Units pursuant to an exercise of the AllianceBernstein put at a purchase price of approximately $745.7 million. After the purchase, together with its ownership with other AXA Financial Group companies, the beneficial ownership in AllianceBernstein L.P. increased by approximately 3% to 63.3%. The remaining 8.16 million AllianceBernstein Units may be sold to AXA Financial at the prevailing market price no sooner than nine months after the February 23, 2007 purchase or over the following period ending October 2, 2009.

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

        All significant intercompany transactions and balances have been eliminated in consolidation. The years "2006," "2005" and "2004" refer to the years ended December 31, 2006, 2005 and 2004, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. The consolidated statements of cash flows for 2005 and 2004 have been revised to reflect cash outflows related to capitalized software, leasehold improvements and EDP equipment as cash used in investing activities rather than cash used by operating activities to be consistent with the 2006 presentation.

        Accounting Changes
        ------------------

        On December 31, 2006, the Company implemented SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," requiring employers to recognize the over or under funded status of such benefit plans as an asset or liability in the balance sheet for reporting periods ending after December 15, 2006 and to recognize subsequent changes in that funded status as a component of other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the projected benefit obligation for pension plans or the benefit obligation for any other postretirement plan. SFAS No. 158 does not change the determination of net periodic benefit cost or its presentation in the statement of earnings. However, its requirements represent a significant change to previous accounting guidance that generally delayed recognition of certain changes in plan assets and benefit obligations in the balance sheet and only required disclosure of the complete funded status of the plans in the notes to the financial statements.

        As required by SFAS No. 158, the $449.5 million, net of income tax and minority interest, impact of initial adoption has been reported as an adjustment to the December 31, 2006 balance of accumulated other comprehensive income in the accompanying consolidated financial statements. The consequent recognition of the funded status of its defined benefit pension at December 31, 2006 reduced total assets by approximately $684.2 million, due to the reduction of prepaid pension cost of $684.2 million and decreased total liabilities by approximately $234.7 million. The change in liabilities principally resulted from the decrease in income taxes payable of $242.7 million partially offset by an increase in benefit plan liabilities of $12.0 million. See Note 12 of Notes to Consolidated Financial Statements for further information.

        SFAS No. 158 imposes an additional requirement, effective for fiscal years ending after December 15, 2008, to measure plan assets and benefit obligations as of the date of the employer's year-end balance sheet, thereby eliminating the option to elect an earlier measurement date alternative of not more than three months prior to that date, if used consistently each year. This provision of SFAS No. 158 will have no impact on the Company as it already uses a December 31 measurement date for all of its plan assets and benefits obligations.

        On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment". To effect its adoption, the Company elected the "modified prospective method" of transition. Under this method, prior-period results were not restated. Prior to the adoption of SFAS No. 123(R), The Company had elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and, as a result, the recognition of stock-based compensation expense generally was limited to amounts attributed to awards of restricted shares and various cash-settled programs such as stock appreciation rights. SFAS No. 123(R) requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values, resulting in compensation expense for certain types of the Company's equity-classified award programs for which no cost previously would have been charged to net earnings under APB No. 25, most notably for employee options to purchase AXA American Depository Receipts ("ADRs") and AXA ordinary shares and for employee stock purchase plans. As a result of adopting SFAS No. 123(R) on January 1, 2006, consolidated earnings from continuing operations before income taxes and minority interest for 2006 and consolidated net earnings for 2006 were $46.9 million and $29.9 million lower, respectively, than if these plans had continued to be accounted for under APB No. 25.

        Under the modified prospective method, the Company applied the measurement, recognition, and attribution requirements of SFAS No. 123(R) to stock-based compensation awards granted, modified, repurchased or cancelled on or after January 1, 2006. In addition, beginning in first quarter 2006, costs associated with unvested portions of outstanding employee stock option awards at January 1, 2006 that prior to adoption of SFAS No. 123(R) would have been reflected by the Company only in pro forma disclosures, were recognized in the consolidated statement of earnings over the awards' remaining future service-vesting periods. Liability-classified awards outstanding at January 1, 2006, such as performance units and stock appreciation rights, were remeasured to fair value. The remeasurement resulted in no adjustment to their intrinsic value basis, including the cumulative effect of differences between actual and expected forfeitures, primarily due to the de minimis time remaining to expected settlement of these awards.

        Effective with its adoption of SFAS No. 123(R), the Company elected the "short-cut" transition alternative for approximating the historical pool of windfall tax benefits available in shareholder's equity at January 1, 2006 as provided by the Financial Accounting Standards Board (the "FASB") in FASB Staff Position ("FSP") No. 123(R)-3, "Transition Election Related to Accounting For the Tax Effects of Share-Based Payment Awards". This historical pool represents the cumulative tax benefits of tax deductions for employee share-based payments in excess of compensation costs recognized under GAAP, either in the financial statements or in the pro forma disclosures. In the event that a shortfall of tax benefits occurs during a reporting period (i.e. tax deductions are less than the related cumulative compensation expense), the historical pool will be reduced by the amount of the shortfall. If the shortfall exceeds the amount of the historical pool, there will be a negative impact on the results of operations. In 2006, additional windfall tax benefits resulted from employee exercises of stock option awards.

        On January 1, 2006, the Company adopted the provisions of SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. To enhance comparability, this statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The cumulative effect of the change is reported in the carrying value of assets and liabilities as of the first period presented, with the offset applied to opening retained earnings. Each period presented is adjusted to show the period specific effects of the change. Only direct effects of the change will be retrospectively recognized; indirect effects will be recognized in the period of change. SFAS No. 154 carries forward without change APB No. 20's guidance for reporting the correction of an error and a change in accounting estimate as well as SFAS No. 3's provisions governing reporting accounting changes in interim financial statements. The adoption of SFAS No. 154 did not have an impact on the Company's results of operations or financial position.

        In third quarter 2004, the Company began to implement FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003", that provides guidance on employers' accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") signed into law in December 2003. The MMA introduced a prescription drug benefit under Medicare Part D that would go into effect in 2006 as well as a Federal subsidy to employers whose plans provide an "actuarially equivalent" prescription drug benefit. FSP No. 106-2 required the effects of the MMA to be reflected in measurements of the accumulated postretirement benefits obligation and net periodic postretirement benefit cost made on or after the date of enactment. As permitted by FSP No. 106-2, the Company initially elected to defer these remeasurements and to provide required disclosures pending regulations regarding the determination of eligibility for the Federal subsidy under the MMA. Following consideration of regulations and guidance issued by the Center for Medicare and Medicaid Services in fourth quarter 2005, management and its actuarial advisors concluded that the prescription drug benefits provided under the Company's retiree medical plans are actuarially equivalent to the new Medicare prescription drug benefits. Consequently, the estimated subsidy has been reflected in measurements of the accumulated postretirement benefits obligations for these plans as of January 1, 2005, and the resulting aggregate reduction of $51.9 million was accounted for prospectively as an actuarial experience gain in accordance with FSP No. 106-2. The impact of the MMA, including the effect of the subsidy, resulted in a decrease in the annual net periodic postretirement benefits costs for 2005 of approximately $7.4 million.

        At March 31, 2004, the Company completed its transition to the consolidation and disclosure requirements of FASB Interpretation ("FIN") 46(R), "Consolidation of Variable Interest Entities, Revised".

        At December 31, 2006 and 2005, the Insurance Group's General Account held $5.8 million of investment assets issued by VIEs and determined to be significant variable interests under FIN 46(R). At December 31, 2006 and 2005, as reported in the consolidated balance sheet, these investments included $4.7 million of fixed maturities (collateralized debt and loan obligations) and $1.1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2006 represent the Insurance Group's maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

        Management of AllianceBernstein has reviewed its investment management agreements and its investments in and other financial arrangements with certain entities that hold client assets under management to determine the entities that AllianceBernstein is required to consolidate under FIN 46(R). These include certain mutual fund products domiciled in Luxembourg, India, Japan, Singapore and Australia (collectively, the "Offshore Funds"), hedge funds, structured products, group trusts and joint ventures.

        AllianceBernstein derived no direct benefit from client assets under management of these entities other than investment management fees and cannot utilize those assets in its operations.

        AllianceBernstein has significant variable interests in certain other VIEs with approximately $226.4 million in client assets under management. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary. AllianceBernstein's maximum exposure to loss in these entities is limited to its investments in and prospective investment management fees earned in these entities.

        Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 required a change in the Company's accounting policies relating to
        (a) general account interests in separate accounts, (b) assets and liabilities associated with market value adjusted fixed rate investment options available in certain variable annuity contracts, (c) liabilities related to group pension participating contracts, and (d) liabilities related to certain mortality and annuitization benefits, such as the no lapse guarantee feature contained in variable and interest-sensitive life policies.

        The adoption of SOP 03-1 required changes in several of the Company's accounting policies relating to separate account assets and liabilities. The Company now reports the General Account's interests in separate accounts as trading account securities in the consolidated balance sheet; prior to the adoption of SOP 03-1, such interests were included in Separate Accounts' assets. Also, the assets and liabilities of two Separate Accounts are now presented and accounted for as General Account assets and liabilities.

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

        On July 13, 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," to clarify the criteria used to recognize and measure the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is "more likely than not" to be sustained assuming examination by the taxing authority, based on the technical merits of the position. Tax positions meeting the recognition criteria are required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement and, accordingly, requires consideration of the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. FIN 48 is effective for fiscal years beginning after December 15, 2006, thereby requiring application of its provisions, including the threshold criteria for recognition, to all tax positions of AXA Financial Group at January 1, 2007. The cumulative effect of applying FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. Management is currently assessing the potential impacts of adoption of FIN 48.

        On September 19, 2005, the AICPA released SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related deferred policy acquisition costs ("DAC")/VOBA and other related balances must be written off. The SOP is effective for transactions occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Restatement of previously issued annual financial statements is not permitted, and disclosure of the pro forma effects of retroactive application or the pro forma effect on the year of adoption is not required. The adoption of SOP 05-1 is not expected to have a material impact on the Company's results of operations or financial position.

        Closed Block
        ------------

        As a result of demutualization, the Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.

        Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of AXA Equitable. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of AXA Equitable's General Account, any of its Separate Accounts or any affiliate of AXA Equitable without the approval of the New York Superintendent of Insurance (the "Superintendent"). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

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

        Investments
        -----------

        The carrying values of fixed maturities identified as available for sale are reported at estimated fair value. Changes in estimated fair value are reported in comprehensive income. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary. The redeemable preferred stock investments reported in fixed maturities include real estate investment trusts ("REIT") perpetual preferred stock, other perpetual preferred stock and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

        Partnerships, investment companies and joint venture interests in which the Company has control and a majority economic interest (that is, greater than 50% of the economic return generated by the entity) or those that meet FIN 46(R) requirements for consolidation are consolidated; those in which the Company does not have control and a majority economic interest and those that do not meet FIN 46(R) requirements for consolidation are reported on the equity basis of accounting and are included either with equity real estate or other equity investments, as appropriate.

        Equity securities include common stock and non-redeemable preferred stock classified as either trading or available for sale securities, are carried at estimated fair value and are included in other equity investments.

        Trading securities, which include equity securities and fixed maturities, are carried at estimated fair value.

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

        Derivatives
        -----------

        The Company primarily uses derivatives for asset/liability risk management, for hedging individual securities and certain equity exposures and to reduce its exposure to interest rate fluctuations on its long-term debt obligations. Various derivative instruments are used to achieve these objectives, including interest rate floors, futures and interest rate swaps. None of the derivatives were designated as qualifying hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

        The Insurance Group issues certain variable annuity products with Guaranteed Minimum Death Benefit ("GMBD") and Guaranteed Minimum Income Benefit ("GMIB") features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support. The risk associated with the GMIB feature is that under-performance of the financial markets could result in GMIB benefits, in the event of election, being higher than what accumulated policyholders account balances would support. For both GMDB and GMIB, the Company retains basis risk and risk associated with actual versus expected assumptions for mortality, lapse and election rate. The Company regularly enters into futures contracts to hedge such risks. The futures contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements. In addition, the Company has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company. Reinsurance contracts covering GMIB exposure are considered derivatives under SFAS No. 133, and, therefore, are required to be reported in the balance sheet at their fair value. GMIB reinsurance fair values are reported in the consolidated balance sheets in Other assets. Changes in GMIB reinsurance fair values are reflected in Commissions, fees and other income in the consolidated statements of earnings. Since there is no readily available market for GMIB reinsurance contracts, the determination of their fair values is based on models which involve numerous estimates and subjective judgments including those regarding expected market rates of return and volatility, GMIB election rates, contract surrender rates and mortality experience. There can be no assurance that ultimate actual experience will not differ from management's estimates. See Note 8 of Notes to Consolidated Financial Statements.

        Margins on individual insurance and annuity contracts are affected by interest rate fluctuations. If interest rates fall, crediting interest rates and dividends would be adjusted subject to competitive pressures. In addition, policies are subject to minimum rate guarantees. To hedge exposure to lower interest rates, the Company has used interest rate floors.

        The Company is exposed to equity market fluctuations through investments in Separate Accounts. The Company enters into exchange traded equity futures contracts to minimize such risk.

        The Company is exposed to counterparty risk attributable to hedging transactions entered into with counterparties. Exposure to credit risk is controlled with respect to each counterparty through a credit appraisal and approval process. Each counterparty is currently rated 1 by the National Association of Insurance Commissioners ("NAIC").

        All derivatives outstanding at December 31, 2006 and 2005 are recognized on the balance sheet at their fair values and all outstanding equity-based and treasury futures contracts were exchange-traded and are net settled daily. All gains and losses on derivative financial instruments are reported in earnings.

        Net Investment Income, Investment Gains (Losses), Net and Unrealized
        --------------------------------------------------------------------
        Investment Gains (Losses)
        -------------------------

        Net investment income and realized investment gains (losses), net (together, "investment results") related to certain participating group annuity contracts which are passed through to the contractholders are offset by amounts reflected as interest credited to policyholders' account balances.

        Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue. Changes in the valuation allowances are included in investment gains or losses.

        Realized and unrealized holding gains (losses) on trading securities are reflected in net investment income.

        Unrealized investment gains and losses on fixed maturities and equity securities available for sale held by the Company are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to certain pension operations principally consisting of group non-participating wind-up annuity products ("Wind-up Annuities"), Closed Block policyholders dividend obligation and DAC related to universal life and investment-type products and participating traditional life contracts.

        Fair Value of Other Financial Instruments
        -----------------------------------------

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

        Certain financial instruments are excluded from fair value disclosures, particularly insurance liabilities other than financial guarantees and investment contracts. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2006 and 2005.

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

        DAC
        ---

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

        A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance. Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach. In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions. For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. Currently, the average gross long-term annual return estimate is 9.0% (6.8% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.8% net of product weighted average Separate Account fees) and 0% (-2.2% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. As of December 31, 2006, current projections of future average gross market returns assume a 0.5% return for 2007, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after 7 quarters.

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

        For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2006, the average rate of assumed investment yields, excluding policy loans, was 6.0% grading to 6.5% over 10 years. Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder's equity as of the balance sheet date.

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

        Contractholder Bonus Interest Credits
        -------------------------------------

        Contractholder bonus interest credits are offered on certain deferred annuity products in the form of either immediate bonus interest credited or enhanced interest crediting rates. The interest crediting expense associated with these contractholder bonus interest credits is deferred and amortized over the lives of the underlying contracts in a manner consistent with the amortization of DAC. Unamortized balances are included in Other assets.

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

        AXA Equitable issues certain variable annuity products with a GMDB feature, guaranteed minimum accumulation benefits ("GMAB") and guaranteed minimum withdrawal benefits for life ("WBL"). AXA Equitable also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a guaranteed minimum income benefit base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models which involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates, mortality experience, and, for GMIB, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

        For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group's experience that, together with interest and expense assumptions, includes a margin for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders' fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.0% to 10.9% for life insurance liabilities and from 2.25% to 8.7% for annuity liabilities.

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

        At December 31, 2006, participating policies, including those in the Closed Block, represent approximately 4.4% ($9.1 billion) of directly written life insurance in-force, net of amounts ceded.

        Separate Accounts
        -----------------

        Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. Separate Accounts' assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in the Separate Accounts are carried at quoted market values or, where quoted values are not readily available, at estimated fair values as determined by the Insurance Group. The assets and liabilities of three Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders. Two of those Separate Accounts were reclassified to the General Account in connection with the adoption of SOP 03-1 as of January 1, 2004.

        The investment results of Separate Accounts on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings. For 2006, 2005 and 2004, investment results of such Separate Accounts were gains of $5,689.1 million, $3,409.5 million and $2,191.4 million, respectively.

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

        Recognition of Investment Management Revenues and Related Expenses
        ------------------------------------------------------------------

        Commissions, fees and other income principally include Investment Management advisory and service fees. Investment Management advisory and service base fees, generally calculated as a percentage, referred to as basis points ("BPs"), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by SCB LLC, for certain retail, private client and institutional investment client transactions. Certain investment advisory contracts provide for a performance-based fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of the related investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of each measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, for in-depth research and other services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

        Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein mutual funds sold without a front-end sales charge are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commissions are generally recovered from distribution services fees received from those funds and from contingent deferred sales commissions ("CDSC") received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.

        AllianceBernstein's management tests the deferred sales commission asset for recoverability quarterly. AllianceBernstein's management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received.

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

        Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the one-year, three-year and five-year periods ended December 31, 2006. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AllianceBernstein's management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein's management's best estimate of future cash flows discounted to a present value amount.

        Goodwill and Other Intangible Assets
        ------------------------------------

        Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, and relates principally to the Bernstein Acquisition and purchases of AllianceBernstein units. Goodwill is tested annually for impairment.

        Intangible assets related to the Bernstein Acquisition and purchases of AllianceBernstein units include costs assigned to contracts of businesses acquired. These costs continue to be amortized on a straight-line basis over estimated useful lives of twenty years.

        Other Accounting Policies
        -------------------------

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

        Discontinued operations include real estate held-for-sale.

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

        Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets. The results of operations for real estate held-for-sale in each of the three years ended December 31, 2006 were not significant.

3)      INVESTMENTS

        Fixed Maturities and Equity Securities
        --------------------------------------

        The following tables provide additional information relating to fixed maturities and equity securities:

                                                                   GROSS            GROSS
                                              AMORTIZED          UNREALIZED       UNREALIZED       ESTIMATED
                                                 COST              GAINS            LOSSES        FAIR VALUE
                                            ---------------   --------------   ---------------  --------------
                                                                       (IN MILLIONS)
       DECEMBER 31, 2006
       -----------------
       Fixed Maturities:
         Available for Sale:
           Corporate.....................   $    23,023.3      $     690.4     $      264.5     $   23,449.2
           Mortgage-backed...............         1,931.1              2.7             38.3          1,895.5
           U.S. Treasury, government
             and agency securities.......         1,284.3             29.9             10.4          1,303.8
           States and political
             subdivisions................           170.2             17.3               .9            186.6
           Foreign governments...........           219.2             38.1               .3            257.0
           Redeemable preferred stock....         1,879.8             78.8             19.6          1,939.0
                                            ---------------   --------------   ---------------  --------------
             Total Available for Sale....   $    28,507.9     $      857.2     $      334.0     $   29,031.1
                                            ===============   ==============   ===============  ==============

       Equity Securities:
         Available for sale..............   $        95.7     $        2.2     $         .9     $       97.0
         Trading securities..............           408.0             35.4              9.9            433.5
                                            ---------------   --------------   ---------------  --------------
       Total Equity Securities...........   $       503.7     $       37.6     $       10.8     $      530.5
                                            ===============   ==============   ===============  ==============

       December 31, 2005
       -----------------
       Fixed Maturities:
         Available for Sale:
           Corporate.....................   $    23,222.8     $      977.4     $      190.7     $   24,009.5
           Mortgage-backed...............         2,386.3              8.3             39.3          2,355.3
           U.S. Treasury, government
             and agency securities.......         1,448.7             37.5              7.6          1,478.6
           States and political
             subdivisions................           193.4             19.1               .3            212.2
           Foreign governments...........           238.2             40.9               .1            279.0
           Redeemable preferred stock....         1,605.5            104.9             10.2          1,700.2
                                            ---------------   --------------   ---------------  --------------
             Total Available for Sale....   $    29,094.9     $    1,188.1     $      248.2     $   30,034.8
                                            ===============   ==============   ===============  ==============

       Equity Securities:
         Available for sale..............   $        45.7     $        2.1     $         .4     $       47.4
         Trading securities..............           262.5             24.5              3.2            283.8
                                            ---------------   --------------   ---------------  --------------
       Total Equity Securities...........   $       308.2     $       26.6     $        3.6     $      331.2
                                            ===============   ==============   ===============  ==============

        At December 31, 2006 and 2005 respectively, the Company had trading fixed maturities with a amortized cost of $30.5 million and $30.5 million and carrying value of $31.6 million and $30.5 million. Gross unrealized gains on trading fixed maturities were $.5 million and zero for 2006 and 2005 respectively.

        For publicly traded fixed maturities and equity securities, estimated fair value is determined using quoted market prices. For fixed maturities without a readily ascertainable market value, the Company determines estimated fair values using a discounted cash flow approach, including provisions for credit risk, generally based on the assumption such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the consolidated balance sheets. At December 31, 2006 and 2005, securities without a readily ascertainable market value having an amortized cost of $4,417.0 million and $4,307.8 million, respectively, had estimated fair values of $4,518.5 million and $4,492.4 million, respectively.

        The contractual maturity of bonds at December 31, 2006 is shown below:

                                                                                        AVAILABLE FOR SALE
                                                                               -------------------------------------
                                                                                  AMORTIZED           ESTIMATED
                                                                                     COST             FAIR VALUE
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Due in one year or less..............................................    $      988.0       $       994.9
       Due in years two through five........................................         5,654.5             5,838.3
       Due in years six through ten.........................................        10,604.3            10,653.5
       Due after ten years..................................................         7,450.2             7,709.9
                                                                               -----------------   -----------------
           Subtotal.........................................................        24,697.0            25,196.6
       Mortgage-backed securities...........................................         1,931.1             1,895.5
                                                                               -----------------   -----------------
       Total................................................................    $   26,628.1       $    27,092.1
                                                                               =================   =================

        Bonds not due at a single maturity date have been included in the above table in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

        The following table discloses fixed maturities (1,769 issues) that have been in a continuous unrealized loss position for less than a twelve month period and greater than a twelve month period as of December 31, 2006:

                                  LESS THAN 12 MONTHS            12 MONTHS OR LONGER                   TOTAL
                             -------------------------------  ----------------------------   ----------------------------
                                                   GROSS                          GROSS                          GROSS
                                ESTIMATED       UNREALIZED      ESTIMATED      UNREALIZED      ESTIMATED      UNREALIZED
                                FAIR VALUE        LOSSES        FAIR VALUE       LOSSES        FAIR VALUE       LOSSES
                             --------------   --------------  -------------  -------------   -------------  -------------
                                                                    (IN MILLIONS)
   Fixed Maturities:
     Corporate.............  $   3,081.0      $     36.9      $   5,999.7    $    227.6      $   9,080.7    $    264.5
     Mortgage-backed.......        189.2             1.3          1,529.0          37.0          1,718.2          38.3
     U.S. Treasury,
       government and
       agency securities...         98.7              .2            447.0          10.2            545.7          10.4
     States and political
       subdivisions........          -                 -             25.9            .9             25.9            .9
     Foreign governments...          6.6              .1              9.5            .2             16.0            .3
     Redeemable
       preferred stock.....        174.0             2.4            495.9          17.2            669.9          19.6
                             --------------   --------------  -------------  -------------   -------------  -------------

   Total Temporarily
     Impaired Securities ..  $   3,549.5      $     40.9      $   8,507.0    $    293.1      $  12,056.4    $    334.0
                             ==============   ==============  =============  =============   =============  =============

        The Insurance Group's fixed maturity investment portfolio includes corporate high yield securities consisting primarily of public high yield bonds. These corporate high yield securities are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2006, approximately $656.0 million or 2.3% of the $28,507.9 million aggregate amortized cost of fixed maturities held by the Company was considered to be other than investment grade.

        At December 31, 2006, the carrying value of fixed maturities which are non-income producing for the twelve months preceding the consolidated balance sheet date was $3.1 million.

        Mortgage Loans
        --------------

        The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $65.0 and $65.3 million at December 31, 2006 and 2005, respectively. Gross interest income on these loans included in net investment income aggregated $4.1 million, $5.0 million and $6.9 million in 2006, 2005 and 2004, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $4.8 million, $6.0 million and $8.5 million in 2006, 2005 and 2004, respectively.

        Impaired mortgage loans along with the related investment valuation allowances for losses follow:

                                                                                         DECEMBER 31,
                                                                            ----------------------------------------
                                                                                   2006                  2005
                                                                            ------------------   -------------------
                                                                                         (IN MILLIONS)
        Impaired mortgage loans with investment valuation allowances.......   $      76.8          $      78.3
        Impaired mortgage loans without investment valuation allowances....            .1                  4.5
                                                                            ------------------   -------------------
        Recorded investment in impaired mortgage loans.....................          76.9                 82.8
        Investment valuation allowances....................................         (11.3)               (11.8)
                                                                            ------------------   -------------------
        Net Impaired Mortgage Loans........................................   $      65.6          $      71.0
                                                                            ==================   ===================

        During 2006, 2005 and 2004, respectively, the Company's average recorded investment in impaired mortgage loans was $78.8 million, $91.2 million and $148.3 million. Interest income recognized on these impaired mortgage loans totaled $4.5 million, $8.9 million and $11.0 million for 2006, 2005 and 2004, respectively.

        Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2006 and 2005, respectively, the carrying value of mortgage loans on real estate that had been classified as nonaccrual loans was $65.5 million and $71.1 million.

        Equity Real Estate
        ------------------

        The Insurance Group's investment in equity real estate is through direct ownership and through investments in real estate joint ventures. At December 31, 2006 and 2005, the Company owned $204.8 million and $217.8 million, respectively, of real estate acquired in satisfaction of debt. During 2006, 2005 and 2004, no real estate was acquired in satisfaction of debt.

        Accumulated depreciation on real estate was $232.1 million and $214.1 million at December 31, 2006 and 2005, respectively. Depreciation expense on real estate totaled $21.6 million, $22.6 million and $20.8 million for 2006, 2005 and 2004, respectively.

        Investment valuation allowances for mortgage loans and equity real estate and changes thereto follow:

                                                                  2006             2005              2004
                                                            ---------------  ---------------   --------------
                                                                               (IN MILLIONS)
        Balances, beginning of year........................   $     11.8       $      11.3      $     20.5
        Additions charged to income........................         10.1               3.6             3.9
        Deductions for writedowns and
          asset dispositions...............................          (.9)             (3.1)          (13.1)
                                                            ---------------  ---------------   --------------
        Balances, End of Year..............................   $     21.0       $      11.8      $     11.3
                                                            ===============  ===============   ==============

        Balances, end of year comprise:
          Mortgage loans on real estate....................   $     11.3       $      11.8       $     11.3
          Equity real estate...............................          9.7               -                -
                                                            ---------------  ---------------   --------------
        Total..............................................   $     21.0       $      11.8       $     11.3
                                                            ===============  ===============   ==============

        Equity Method Investments
        -------------------------

        Included in other equity investments, are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,272.2 million and $1,028.6 million, respectively, at December 31, 2006 and 2005. Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $70.9 million and $119.6 million, respectively, at December 31, 2006 and 2005. The Company's total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $169.6 million, $157.2 million and $66.2 million, respectively, for 2006, 2005 and 2004.

        Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10.0 million or greater and an equity interest of 10% or greater (6 and 8 individual ventures at December 31, 2006 and 2005, respectively) and the Company's carrying value and equity in net earnings for those real estate joint ventures and limited partnership interests:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       BALANCE SHEETS
       Investments in real estate, at depreciated cost........................  $     421.7         $     527.4
       Investments in securities, generally at estimated fair value...........         94.6               118.4
       Cash and cash equivalents..............................................          9.7                27.5
       Other assets...........................................................         22.3                18.6
                                                                               -----------------   -----------------
       Total Assets...........................................................  $     548.3         $     691.9
                                                                               =================   =================

       Borrowed funds - third party...........................................  $     278.1         $     282.7
       Other liabilities......................................................          6.8                12.4
                                                                               -----------------   -----------------
       Total liabilities......................................................        284.9               295.1
                                                                               -----------------   -----------------

       Partners' capital......................................................        263.4               396.8
                                                                               -----------------   -----------------
       Total Liabilities and Partners' Capital................................  $     548.3         $     691.9
                                                                               =================   =================

       The Company's Carrying Value in These Entities Included Above..........  $      78.7         $     135.6
                                                                               =================   =================


                                                                  2006             2005              2004
                                                            ---------------  ---------------   --------------
                                                                              (IN MILLIONS)

        STATEMENTS OF EARNINGS
        Revenues of real estate joint ventures.............   $       88.5     $    98.2           $  95.2
        Net revenues of other limited
          partnership interests............................           (1.3)          6.3              19.8
        Interest expense - third party.....................          (18.5)        (18.2)            (16.9)
        Other expenses.....................................          (53.7)        (62.2)            (64.0)
                                                            ---------------  ---------------   --------------
        Net Earnings.......................................   $       15.0     $    24.1           $  34.1
                                                            ===============  ===============   ==============

        The Company's Equity in Net Earnings of These
          Entities Included Above..........................   $       14.4     $    11.6           $  11.0
                                                            ===============  ===============   ==============

        Derivatives
        -----------

        At December 31, 2006, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and European, Australasia, Far East ("EAFE") indices, having initial margin requirements of $140.7 million. Contracts are net settled daily. At December 31, 2006, the Company had open exchange-traded futures positions on the 10-year U.S. Treasury Note, having initial margin requirements of $4.2 million.

        The outstanding notional amounts of derivative financial instruments purchased and sold at December 31, 2006 and 2005 were:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Notional Amount by Derivative Type:
          Options:
              Floors.........................................................   $     32,000        $    24,000
              Exchange traded U.S. Treasuries and equity index futures.......          3,536              2,208
                                                                               -----------------   -----------------
          Total..............................................................   $     35,536        $    26,208
                                                                               =================   =================

        At December 31, 2006 and 2005 and during the years then ended, there were no financial instruments that contained implicit or explicit terms that met the definitions of an embedded derivative component that needed to be separated from the host contract and accounted for as a derivative under the provisions of SFAS No. 133.

4)      GOODWILL AND OTHER INTANGIBLE ASSETS

        The carrying value of goodwill related to the AllianceBernstein totaled $3.4 billion at December 31, 2006 and 2005.

        The gross carrying amount of AllianceBernstein related intangible assets were $563.7 million and $564.1 million at December 31, 2006 and 2005, respectively and the accumulated amortization of these intangible assets were $232.1 million and $208.5 million at December 31, 2006 and 2005, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $23.6 million, $23.5 million and $22.9 million for 2006, 2005 and 2004, respectively.

        At December 31, 2006 and 2005, respectively, net deferred sales commissions totaled $194.9 million and $196.6 million and are included within the Investment Management segment's Other assets. The estimated amortization expense of deferred sales commissions based on the December 31, 2006 net balance for each of the next five years is $77.8 million, $54.1 million, $39.3 million, $18.3 million and $4.9 million.

5)      FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

        The carrying value and estimated fair value for financial instruments not otherwise disclosed in Notes 3, 6, 10 and 16 of Notes to Consolidated Financial Statements are presented below:

                                                                           DECEMBER 31,
                                                --------------------------------------------------------------------
                                                             2006                                2005
                                                --------------------------------   ---------------------------------
                                                   CARRYING        ESTIMATED          Carrying         Estimated
                                                    VALUE          FAIR VALUE          Value          Fair Value
                                                ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)
        Consolidated:
        ------------
        Mortgage loans on real estate..........   $   3,240.7      $   3,285.7       $   3,233.9       $   3,329.0
        Other limited partnership interests....       1,262.6          1,262.6           1,015.2           1,015.2
        Policy loans...........................       3,898.1          4,252.9           3,824.2           4,245.6
        Policyholders liabilities:
          Investment contracts.................      17,092.5         17,106.0          18,021.0          18,289.1
        Long-term debt.........................         199.8            229.7             207.4             240.2

        Closed Block:
        ------------
        Mortgage loans on real estate..........   $     809.4      $     827.8       $     930.3       $     957.7
        Other equity investments...............           2.2              2.2               3.3               3.3
        Policy loans...........................       1,233.1          1,372.8           1,284.4           1,454.1
        SCNILC liability.......................          10.4             10.3              11.4              11.6

        Wind-up Annuities:
        -----------------
        Mortgage loans on real estate..........   $       2.9      $       3.0       $       6.7       $       7.1
        Other equity investments...............           2.3              2.3               3.1               3.1
        Guaranteed interest contracts..........           5.8              6.0               6.5               6.4
        Long-term debt.........................         101.7            101.7             101.7             101.7

6)      CLOSED BLOCK

        Summarized financial information for the Closed Block follows:

                                                                                DECEMBER 31,         December 31,
                                                                                    2006                 2005
                                                                              ----------------     -----------------
                                                                                         (IN MILLIONS)
        CLOSED BLOCK LIABILITIES:
        Future policy benefits, policyholders' account balances and other....   $    8,759.5       $     8,866.1
        Policyholder dividend obligation.....................................            3.2                73.7
        Other liabilities....................................................           29.1                28.6
                                                                              ----------------    -----------------
        Total Closed Block liabilities.......................................        8,791.8             8,968.4
                                                                              ----------------    -----------------
        ASSETS DESIGNATED TO THE CLOSED BLOCK:
        Fixed maturities, available for sale, at estimated fair value
          (amortized cost of $5,967.6 and $5,761.5)..........................        6,019.4             5,908.7
        Mortgage loans on real estate........................................          809.4               930.3
        Policy loans.........................................................        1,233.1             1,284.4
        Cash and other invested assets.......................................            6.8                56.2
        Other assets.........................................................          286.2               304.4
                                                                              ----------------    -----------------
        Total assets designated to the Closed Block..........................        8,354.9             8,484.0
                                                                              ----------------    -----------------
        Excess of Closed Block liabilities over assets designated to
           the Closed Block..................................................          436.9               484.4

        Amounts included in accumulated other comprehensive income:
           Net unrealized investment gains, net of deferred income tax expense of $17.0 and $25.7 and policyholder dividend
             obligations of $3.2 and $73.7...................................           31.6                47.8
                                                                              ----------------    -----------------
        Maximum Future Earnings To Be Recognized From Closed Block
           Assets and Liabilities............................................   $      468.5       $       532.2
                                                                              ================    =================


        Closed Block revenues and expenses as follow:

                                                                  2006         2005           2004
                                                             ------------  ------------   -----------
                                                                          (IN MILLIONS)

      REVENUES:
      Premiums and other income............................   $   428.1     $  449.3       $  471.0
      Investment income (net of investment
         expenses of $0.1, $0, and $0.3)...................       520.2        525.9          554.8
      Investment gains, net................................         1.7          1.2           18.6
                                                             ------------  ------------   -----------
      Total revenues.......................................       950.0        976.4        1,044.4
                                                             ------------  ------------   -----------

      BENEFITS AND OTHER DEDUCTIONS:
      Policyholders' benefits and dividends................       852.2        842.5          883.8
      Other operating costs and expenses...................         3.0          3.4            3.5
                                                             ------------  ------------   -----------
      Total benefits and other deductions..................       855.2        845.9          887.3
                                                             ------------  ------------   -----------

      Net revenues before income taxes.....................        94.8        130.5          157.1
      Income tax expense...................................       (31.1)       (45.6)         (56.4)
                                                             ------------  ------------   -----------
      Net Revenues.........................................   $    63.7     $   84.9       $  100.7
                                                             ============  ============   ===========


        Reconciliation of the policyholder dividend obligation follows:

                                                                                         DECEMBER 31,
                                                                               ------------------------------
                                                                                     2006             2005
                                                                               ---------------   ------------
                                                                                         (IN MILLIONS)
       Balance at beginning of year........................................     $      73.7       $ 264.3
       Unrealized investment losses........................................           (70.5)       (190.6)
                                                                               ---------------   -----------
       Balance at End of Year .............................................     $       3.2       $  73.7
                                                                               ===============   ===========

        Impaired mortgage loans along with the related investment valuation allowances follow:

                                                                                          DECEMBER 31,
                                                                               -----------------------------
                                                                                     2006          2005
                                                                               --------------   ------------
                                                                                         (IN MILLIONS)
       Impaired mortgage loans with investment valuation allowances........     $      17.8       $ 59.1
       Impaired mortgage loans without investment valuation allowances.....              .1          4.0
                                                                               ---------------   -----------
       Recorded investment in impaired mortgage loans......................            17.9         63.1
       Investment valuation allowances.....................................            (7.3)        (7.1)
                                                                               ---------------   -----------
       Net Impaired Mortgage Loans.........................................     $      10.6       $ 56.0
                                                                               ===============   ===========

        During 2006, 2005 and 2004, the Closed Block's average recorded investment in impaired mortgage loans was $59.9 million, $61.0 million and $62.6 million, respectively. Interest income recognized on these impaired mortgage loans totaled $3.3 million, $4.1 million and $4.7 million for 2006, 2005 and 2004, respectively.

        Valuation allowances amounted to $7.3 million and $7.1 million on mortgage loans on real estate at December 31, 2006 and 2005, respectively. Writedowns of fixed maturities amounted to $1.4 million, $7.7 million and $10.8 million for 2006, 2005 and 2004, respectively.

7)      CONTRACTHOLDER BONUS INTEREST CREDITS

        Changes in the deferred asset for contractholder bonus interest credits are as follows:

                                                                                           DECEMBER 31,
                                                                               ------------------------------
                                                                                     2006             2005
                                                                               ---------------    -----------
                                                                                         (IN MILLIONS)
       Balance, beginning of year..........................................     $     555.0         $ 461.0
       Contractholder bonus interest credits deferred .....................           155.4           142.4
       Amortization charged to income .....................................           (59.7)          (48.4)
                                                                               ---------------   ------------
       Balance, End of Year ...............................................     $     650.7         $ 555.0
                                                                               ===============   ============

8)      GMDB, GMIB AND NO LAPSE GUARANTEE FEATURES

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

        The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:


                                                                  GMDB          GMIB            TOTAL
                                                             --------------  -----------    ------------
                                                                               (IN MILLIONS)

       Balance at January 1, 2004.........................   $      69.3      $  85.6        $ 154.9
         Paid guarantee benefits..........................         (46.8)        -             (46.8)
         Other changes in reserve.........................          45.1         32.0           77.1
                                                            ---------------  ------------   ------------
       Balance at December 31, 2004.......................          67.6        117.6          185.2
         Paid guarantee benefits..........................         (39.6)        (2.2)         (41.8)
         Other changes in reserve.........................          87.2         58.2          145.4
                                                            ---------------  ------------   ------------
       Balance at December 31, 2005.......................         115.2        173.6          288.8
         Paid guarantee benefits..........................         (31.6)        (3.3)         (34.9)
         Other changes in reserve.........................          80.1         58.0          138.1
                                                            ---------------  ------------   ------------
       Balance at December 31, 2006.......................   $     163.7      $  228.3       $ 392.0
                                                            ===============  ============   ============

        Related GMDB reinsurance ceded amounts were:

                                                                   GMDB
                                                             -----------------

        Balance at January 1, 2004.........................   $      17.2
          Paid guarantee benefits..........................         (12.9)
          Other changes in reserve.........................           6.0
                                                             -----------------
        Balance at December 31, 2004.......................          10.3
          Paid guarantee benefits..........................         (12.1)
          Other changes in reserve.........................          24.5
                                                             -----------------
        Balance at December 31, 2005.......................          22.7
          Paid guarantee benefits..........................          (9.1)
          Other changes in reserve.........................          10.0
                                                             -----------------
        Balance at December 31, 2006.......................   $      23.6
                                                             =================

        The December 31, 2006 values for those variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship exclusive:

        between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually

                                                  RETURN
                                                    OF
                                                  PREMIUM         RATCHET         ROLL-UP          COMBO           TOTAL
                                               -------------- ----------------  -------------   -------------  ---------------
                                                                        (DOLLARS IN MILLIONS)
      GMDB:
      -----
        Account values invested in:
           General Account..................   $   11,331      $      408       $     319      $      646       $    12,704
           Separate Accounts................   $   25,633      $    7,856       $   7,653      $   23,165       $    64,307
        Net amount at risk, gross...........   $      302      $      234       $   1,447      $       41       $     2,024
        Net amount at risk, net of
           amounts reinsured................   $      302      $      164       $     883      $       41       $     1,390
        Average attained age of
           contractholders..................         49.5            61.0            64.3            61.2              52.6
        Percentage of contractholders
          over age 70.......................          7.5%           22.6%           33.6%           21.2%             11.8%
        Range of contractually specified
           interest rates...................         N/A              N/A            3%-6%           3%-6%

      GMIB:
      -----
        Account values invested in:
           General Account..................         N/A              N/A       $      87       $     882       $       969
           Separate Accounts................         N/A              N/A       $   5,248       $  31,736       $    36,984
        Net amount at risk, gross...........         N/A              N/A       $     277       $      -        $       277
        Net amount at risk, net of
           amounts reinsured................         N/A              N/A       $      71       $      -        $        71
        Weighted average years remaining
           until earliest annuitization.....         N/A              N/A             2.4             8.4               7.4
        Range of contractually specified
           interest rates...................         N/A              N/A            3%-6%            3%-6%

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

               INVESTMENT IN VARIABLE INSURANCE TRUST MUTUAL FUNDS

                                                                                   DECEMBER 31,   December 31,
                                                                                       2006           2005
                                                                                  -------------   -------------
                                                                                          (IN MILLIONS)
       GMDB:
          Equity.............................................................      $    42,885     $  35,857
          Fixed income.......................................................            4,438         4,353
          Balanced...........................................................           14,863         9,121
          Other..............................................................            2,121         1,813
                                                                                  --------------  -------------
          Total..............................................................      $    64,307     $  51,144
                                                                                  ==============  =============
       GMIB:
          Equity.............................................................      $    22,828     $  17,540
          Fixed income.......................................................            2,727         2,608
          Balanced...........................................................           10,439         5,849
          Other..............................................................              990           680
                                                                                  --------------  -------------
          Total..............................................................      $    36,984     $  26,677
                                                                                  ==============  =============

        C) Hedging Programs for GMDB and GMIB Features
           -------------------------------------------

        In 2003, the Company initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator(R) series of variable annuity products sold beginning April 2002. In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator(R) series of variable annuity products sold beginning 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At December 31, 2006, the total account value and net amount at risk of the hedged Accumulator(R) series of variable annuity contracts were $41,597 million and $52 million, respectively, with the GMDB feature and $24,409 million and zero million, respectively, with the GMIB feature.

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

        The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

                                                                DIRECT       REINSURANCE
                                                               LIABILITY         CEDED           NET
                                                             ------------   --------------   ------------
                                                                             (IN MILLIONS)
       Balance at January 1, 2004.........................    $   37.4        $   -            $  37.4
         Impact of adoption of SOP 03-1...................       (23.4)           (1.7)          (25.1)
         Other changes in reserve.........................         6.5            (4.4)            2.1
                                                             ------------   --------------   -------------
       Balance at December 31, 2004.......................        20.5            (6.1)           14.4
         Other changes in reserve.........................        14.3           (14.3)              -
                                                             ------------   --------------   -------------
       Balance at December 31, 2005.......................        34.8           (20.4)           14.4
         Other changes in reserve.........................        32.0           (27.5)            4.5
                                                             ------------   --------------   -------------
       Balance at December 31, 2006.......................    $   66.8        $  (47.9)        $  18.9
                                                             ============   ==============   =============

9)      REINSURANCE AGREEMENTS

        The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

        The Insurance Group reinsures most of its new variable life, universal life and term life policies on an excess of retention basis. The Insurance Group maintains a maximum retention on single life policies of $25 million and on second-to-die policies of $30 million with the excess 100% reinsured. For certain segments of its business, the Insurance Group ceded 40% of the business underwritten by AXA Equitable on a guaranteed or simplified issue basis was ceded on a yearly renewable term basis. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases. Likewise, certain risks that would otherwise be reinsured on a proportional basis have been retained.

        At December 31, 2006, the Company had reinsured in the aggregate approximately 31.3% of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 74% of its current liability exposure resulting from the GMIB feature. See Note 8 of Notes to Consolidated Financial Statements.

        Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives under SFAS No. 133, at December 31, 2006 and 2005 were $117.8 million and $132.6 million, respectively. The (decrease) increase in estimated fair value was $(14.8) million, $42.6 million and $61.0 million for 2006, 2005 and 2004, respectively.

        At December 31, 2006 and 2005, respectively, reinsurance recoverables related to insurance contracts amounted to $2.69 billion and $2.60 billion. Reinsurance payables related to insurance contracts totaling $54.2 million and $39.7 million are included in other liabilities in the consolidated balance sheets.

        The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $262.6 million and $288.4 million at December 31, 2006 and 2005, respectively.

        The Insurance Group also cedes a portion of its extended term insurance and paid up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

        In addition to the sale of insurance products, the Insurance Group acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. The Insurance Group has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. Reinsurance assumed reserves at December 31, 2006 and 2005 were $644.4 million and $624.6 million, respectively.

        The following table summarizes the effect of reinsurance (excluding group life and health):

                                                                  2006             2005         2004
                                                             --------------   -------------- ----------
                                                                               (IN MILLIONS)

       Direct premiums....................................   $     854.6      $  901.0       $ 828.9
       Reinsurance assumed................................         196.1         170.1         191.2
       Reinsurance ceded..................................        (232.9)       (189.4)       (140.5)
                                                            ---------------  ------------   -----------
       Premiums                                              $     817.8      $  881.7       $ 879.6
                                                            ===============  ============   ===========
       Universal Life and Investment-type Product
         Policy Fee Income Ceded..........................   $     152.8      $  169.3       $ 134.8
                                                            ===============  ============   ===========
       Policyholders' Benefits Ceded......................   $     379.2      $  300.2       $ 361.0
                                                            ===============  ============   ===========
       Interest Credited to Policyholders' Account
         Balances Ceded...................................   $      53.8      $   50.9        $ 50.2
                                                            ===============  ============   ===========

        Individual Disability Income and Major Medical
        ----------------------------------------------
        Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $92.9 million and $91.2 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, respectively, $1,032.4 million and $1,043.9 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group. Incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized as follows:

                                                                 2006          2005         2004
                                                            ------------  ------------  ------------
                                                                          (IN MILLIONS)
       Incurred benefits related to current year.........    $    35.8     $   35.6      $   35.0
       Incurred benefits related to prior years..........          9.9         50.3          12.8
                                                            ------------  ------------  ------------
       Total Incurred Benefits...........................    $    45.7     $   85.9      $   47.8
                                                            ============  ============  ============

       Benefits paid related to current year.............    $    14.0     $   14.8      $   12.9
       Benefits paid related to prior years..............         30.0         44.7          33.1
                                                            ------------  ------------  ------------
       Total Benefits Paid...............................    $    44.0     $   59.5      $   46.0
                                                            ============  ============  ============


10)     SHORT-TERM AND LONG-TERM DEBT

        Short-term and long-term debt consists of the following:

                                                                                       DECEMBER 31,
                                                                              -----------------------------
                                                                                   2006            2005
                                                                              -------------    ------------
                                                                                       (IN MILLIONS)
       Short-term debt:
       Current portion of long-term debt...................................   $      -         $    399.7
       Promissory note, 5.27% .............................................       248.3             248.3
       AllianceBernstein commercial paper .................................       334.9              -
                                                                              ------------     -----------
       Total short-term debt...............................................       583.2             648.0
                                                                              ------------     -----------
       Long-term debt:
       AXA Equitable:
         Surplus Notes, 7.70%, due 2015....................................       199.8             199.8
                                                                              ------------     -----------
             Total AXA Equitable...........................................       199.8             199.8
                                                                              ------------     -----------
       AllianceBernstein:
         Other.............................................................          -                7.6
                                                                              ------------     -----------
             Total AllianceBernstein.......................................          -                7.6
                                                                              ------------     -----------
       Total long-term debt................................................       199.8             207.4
                                                                              ------------     -----------
       Total Short-term and Long-term Debt.................................   $   783.0        $    855.4
                                                                              ============     ===========

        Short-term Debt
        ---------------

        On July 9, 2004, AXA and certain of its subsidiaries, including AXA Financial, entered into a (euro)3.5 billion global revolving credit facility which matures July 9, 2009, with a group of 30 commercial banks and other lenders. Under the terms of the revolving credit facility, up to $500.0 million is available to AXA Financial for general corporate purposes.

        AXA Equitable has a $350.0 million, one-year promissory note, of which $101.7 million is included within Wind-up Annuities. The promissory note, which matures in March 2007, is related to wholly owned real estate. Certain terms of the promissory note, such as interest rate and maturity date, are negotiated annually.

        At December 31, 2006 and 2005, the Company had pledged real estate of $326.0 million and $320.8 million, respectively, as collateral for certain short-term debt.

        In August 2001, AllianceBernstein issued $400.0 million 5.625% notes pursuant to a shelf registration statement that originally permitted AllianceBernstein to issue up to $600.0 million in senior debt securities. AllianceBernstein currently has $200.0 million available under the shelf registration statement for future issuances. The proceeds from the AllianceBernstein notes were used to reduce commercial paper and credit facility borrowings and for other general partnership purposes. The AllianceBernstein notes matured in August 2006. AllianceBernstein used cash flow from operations as well as proceeds from the issuance of commercial paper to retire the notes at maturity.

        In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. The revolving credit facility is intended to provide back-up liquidity for AllianceBernstein's commercial paper program, which increased from $425.0 million to $800.0 million in May 2006. Under the revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate ("LIBOR") or the Federal Funds rate. The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios. AllianceBernstein was in compliance with the covenants as of December 31, 2006.

        As of December 31, 2006, AllianceBernstein maintained a $100.0 million extendible commercial notes ("ECN") program as a supplement to AllianceBernstein's commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

        In 2006, SCB LLC entered into four separate uncommitted credit facility agreements with various banks, each for $100.0 million. As of December 31, 2006, there were no amounts outstanding under these credit facilities. During the first quarter 2007, SCB LLC increased three of the agreements to $200.0 million each and entered into an additional agreement for $100.0 million with a new bank.

        Long-term Debt
        --------------

        At December 31, 2006, the Company was not in breach of any debt covenants.

11)     RELATED PARTY TRANSACTIONS

        The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $53.5 million, $57.2 million and $55.0 million, respectively, for 2006, 2005 and 2004.

        The Company paid $767.2 million, $695.0 million and $658.8 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for 2006, 2005 and 2004. The Company charged AXA Distribution's subsidiaries $352.9 million, $324.4 million and $293.1 million, respectively, for their applicable share of operating expenses for 2006, 2005 and 2004, pursuant to the Agreements for Services.

        In September 2001, AXA Equitable loaned $400.0 million to AXA Insurance Holding Co. Ltd., a Japanese subsidiary of AXA. This investment has an interest rate of 5.89% and matures on June 15, 2007. All payments, including interest payable semi-annually, are guaranteed by AXA.

        In 2005, AXA Financial issued a note to AXA Equitable in the amount of $325.0 million with an interest rate of 6.00% and a maturity date of December 1, 2035. Interest on this note is payable semi-annually.

        In 2003, AXA Equitable entered into a reinsurance agreement with AXA Financial Reinsurance Company (Bermuda), LTD ("AXA Bermuda"), an indirect, wholly owned subsidiary of AXA Financial, to cede certain term insurance policies written after December 2002. AXA Equitable ceded $91.9 million, $57.9 million and $28.6 million of premiums and $49.1 million, $26.3 million and $16.4 million of reinsurance reserves to AXA Bermuda in 2006, 2005 and 2004, respectively.

        Various AXA affiliates cede a portion of their life and health insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer. AXA Cessions, in turn, retrocedes a quota share portion of these risks to AXA Equitable on a one-year term basis. Premiums earned in 2006 under this arrangement totaled approximately $1.1 million.

        Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements that include technology and professional development arrangements. Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $28.8 million, $32.8 million and $30.2 million in 2006, 2005 and 2004, respectively. Payments by AXA and AXA affiliates to AXA Equitable under such agreements totaled $27.9 million, $30.4 million and $38.9 million in 2006, 2005 and 2004, respectively. Included in the payments by AXA and AXA affiliates to the Company are $12.6 million, $12.7 million and $12.7 million from AXA Tech, which represent the net amount of payments resulting from services and facilities provided by the Company to AXA Tech of $111.0 million, $110.9 million and $106.4 million less the payments for services provided from AXA Tech to the Company of $98.4 million, $98.2 million and $93.7 million for 2006, 2005 and 2004, respectively.

        Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein. These revenues are described below:

                                                                   2006               2005               2004
                                                             -----------------   ----------------  ------------------
                                                                                  (IN MILLIONS)

        Investment advisory and services fees..............   $       840.5       $       728.5     $        744.7
        Distribution revenues..............................           421.0               397.8              447.3
        Other revenues - shareholder servicing fees........            97.2                99.3              116.0
        Other revenues - other.............................             6.9                 8.0                8.8
        Institutional research services....................             1.4                 3.5                5.3


12)     EMPLOYEE BENEFIT PLANS

        The Company (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents. These pension plans are non-contributory and their benefits are based on a cash balance formula and/or, for certain participants, years of service and final average earnings over a specified period in the plans. AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein's benefits are based on years of credited service, average final base salary and primary social security benefits. The Company uses a December 31 measurement date for its pension and postretirement plans.

        Generally, the Company's funding policy is to make the minimum contribution required by the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company made cash contributions of $4.3 million in 2006. No significant cash contributions to the Company's qualified plans are expected to be required to satisfy their minimum funding requirements for 2007.

        Components of net periodic pension expense for the Company's qualified and non-qualified plans were as follows:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (In Millions)
       Service cost.......................................   $        37.6      $        36.0       $       34.6
       Interest cost on projected benefit obligations.....           122.1              123.7              121.9
       Expected return on assets..........................          (184.8)            (173.7)            (170.9)
       Net amortization and deferrals.....................            81.0               78.8               64.7
                                                            -----------------  -----------------   -----------------
       Net Periodic Pension Expense.......................   $        55.9      $        64.8       $       50.3
                                                            =================  =================   =================

        The plans' projected benefit obligations under the Company's qualified and non-qualified plans were comprised of:

                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2006                2005
                                                                               -----------------   -----------------
                                                                                          (IN MILLIONS)
       Benefit obligations, beginning of year.................................  $     2,365.5       $    2,212.0
       Service cost...........................................................           30.6               30.0
       Interest cost..........................................................          122.1              123.7
       Actuarial (gains) losses ..............................................          (64.7)             128.7
       Benefits paid..........................................................         (159.2)            (128.9)
                                                                               -----------------   -----------------
       Benefit Obligations, End of Year.......................................  $     2,294.3       $    2,365.5
                                                                               =================   =================

        At December 31, 2006, the Company adopted SFAS No. 158, requiring recognition, in the consolidated balance sheet, of the funded status of its defined benefit pension plans, measured as the difference between plan assets at fair value and the projected benefit obligations. The following table discloses the change in plan assets and the reconciliation of the funded status of the Company's qualified plans to amounts included in the accompanying consolidated balance sheets:

                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       2006               2005
                                                                                  ----------------  -----------------
                                                                                            (IN MILLIONS)
       Plan assets at fair value, beginning of year.............................. $    2,278.5       $     2,126.7
       Actual return on plan assets..............................................        282.0               208.9
       Contributions.............................................................          4.3                78.5
       Benefits paid and fees....................................................       (168.8)             (135.6)
                                                                                  ----------------  -----------------
       Plan assets at fair value, end of year....................................      2,396.0             2,278.5
       Projected benefit obligations.............................................      2,294.3             2,365.5
                                                                                  ----------------  -----------------
       Overfunding (underfunding) of plan assets over
         projected benefit obligations...........................................        101.7               (87.0)
       Unrecognized prior service cost...........................................          -                 (24.4)
       Unrecognized net loss from past experience different
         from that assumed.......................................................          -                 957.3
       Unrecognized net asset at transition......................................          -                  (1.0)
                                                                                  ----------------  -----------------
       Prepaid Pension Cost, Net................................................. $      101.7       $       844.9
                                                                                  ================  =================

        Prepaid and accrued pension costs were $133.1 million and $31.4 million, respectively, at December 31, 2006 and $868.3 million and $23.4 million, respectively, at December 31, 2005. The aggregate projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $84.7 million and $53.3 million, respectively, at December 31, 2006, and $2,365.5 million and $2,278.5 million, respectively, at December 31, 2005. The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $68.4 million and $53.3 million, respectively, at December 31, 2006, and $66.9 million and $47.4 million, respectively, at December 31, 2005. The accumulated benefit obligations for all defined benefit pension plans were $2,226.8 million and $2,290.0 million at December 31, 2006 and 2005, respectively.

        The following table illustrates the incremental line-by-line effect of applying SFAS No. 158 for the pension plans in the December 31, 2006 consolidated balance sheet:

                                                                 Before                                 After
                                                              Application                            Application
                                                                of SFAS                                of SFAS
                                                                 No.158           Adjustments           No.158
                                                            -----------------  -----------------   -----------------
                                                                                 (In Millions)

       Other assets ......................................   $       3,753.0    $      (684.2)      $    3,068.8
       Total assets.......................................         149,970.3           (684.2)         149,286.1
       Income taxes payable...............................           3,216.9           (242.7)           2,974.2
       Other liabilities..................................           1,803.8             12.0            1,815.8
       Minority interest in equity of consolidated
           subsidiaries...................................           2,293.9             (4.0)           2,289.9
       Total liabilities..................................         140,038.4           (234.7)         139,803.7
       Accumulated other comprehensive income.............             282.2           (449.5)            (167.3)
       Total shareholder' equity..........................           9,931.9           (449.5)           9,482.4

        The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2006 that have not yet been recognized as components of net periodic pension cost:

                                                                                                  DECEMBER 31,
                                                                                                      2006
                                                                                              --------------------
                                                                                                  (IN MILLIONS)
       Unrecognized net actuarial loss ....................................................    $       710.7
       Unrecognized prior service cost (credit)............................................            (18.8)
       Unrecognized net transition obligation (asset)......................................              (.8)
                                                                                              --------------------
            Total .........................................................................    $       691.1
                                                                                              ====================

        The estimated net loss, prior service cost, and net transition asset to be reclassified from accumulated other comprehensive income and recognized as components of net periodic pension cost over the next year are $59.7 million, $(5.6) million, and zero, respectively. The following table discloses the estimated fair value of plan assets and the percentage of estimated fair value to total plan assets for the qualified plans of the Company at December 31, 2006 and 2005.

                                                                               DECEMBER 31,
                                                         ----------------------------------------------------------
                                                                   2006                           2005
                                                         ----------------------------------------------------------
                                                                               (IN MILLIONS)
                                                                ESTIMATED                    Estimated
                                                                FAIR VALUE         %         Fair Value      %
                                                         ---------------------   -----    ---------------  ------
       Corporate and government debt securities........    $          429.8       18.0    $     452.3        19.9
       Equity securities...............................             1,720.7       71.8        1,526.5        67.0
       Equity real estate .............................               245.5       10.2          221.8         9.7
       Short-term investments..........................                 -          -            77.9         3.4
       Other...........................................                 -          -             -            -
                                                         ---------------------   -----    ---------------   -----
       Total Plan Assets...............................    $        2,396.0      100.0    $   2,278.5       100.0
                                                         =====================   =====    ===============   =====

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

        The assumed discount rates for measurement of the benefit obligations at December 31, 2006 and 2005 each reflect the rates at which pension benefits then could be effectively settled. Specifically at December 31, 2006, projected nominal cash outflows to fund expected annual benefits payments under the Company's qualified and non-qualified pension and postretirement benefit plans were discounted using a published high-quality bond yield curve. The discount rate of 5.75% disclosed below as having been used to measure the benefits obligation at December 31, 2006 represents the level equivalent discount rate that produces the same present value measure of the benefits obligation as the aforementioned discounted cash flow analysis. The following table discloses the weighted-average assumptions used to measure the Company's pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2006 and 2005.

                                                                                     AXA FINANCIAL GROUP
                                                                               --------------------------------
                                                                                   2006               2005
                                                                                   ----               ----
       Discount rate:
         Benefit obligation...............................................        5.75%              5.25%
         Periodic cost....................................................        5.25%              5.75%

       Rate of compensation increase:
         Benefit obligation and periodic cost.............................        6.00%              6.00%

       Expected long-term rate of return on plan assets (periodic cost)...        8.50%              8.50%

        As noted above, the pension plans' target asset allocation is 65% equities, 25% fixed maturities, and 10% real estate. Management reviewed the historical investment returns and future expectations of returns from these asset classes to conclude that a long-term expected rate of return of 8.5% is reasonable.

        Prior to 1987, the pension plan funded participants' benefits through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $20.3 million, $21.7 million and $23.2 million for 2006, 2005 and 2004, respectively.

        The following table sets forth an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2007, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2006 and include benefits attributable to estimated future employee service.

                                               PENSION BENEFITS
                                               ----------------
                                                (IN MILLIONS)

                   2007.....................   $    165.1
                   2008.....................        174.1
                   2009.....................        177.2
                   2010.....................        179.2
                   2011.....................        180.3
                   Years 2012 -2016.........        914.4

        AllianceBernstein maintains several unfunded deferred compensation plans for the benefit of certain eligible employees and executives. The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. For the active plans, benefits vest over a period ranging from 3 to 8 years and are amortized as compensation and benefit expense. ACMC, Inc. ("ACMC"), a subsidiary of the Company, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the AllianceBernstein Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. In connection with the acquisition of Bernstein, AllianceBernstein adopted SCB Deferred Compensation Award Plan ("SCB Plan") and agreed to invest $96.0 million per annum for three years to fund purchases of AllianceBernstein Holding L.P. ("AllianceBernstein Holding") units or an AllianceBernstein sponsored money market fund in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them. The Company has recorded compensation and benefit expenses in connection with these deferred compensation plans totaling $243.8 million, $186.2 million and $146.7 million for 2006, 2005 and 2004, respectively.

13)     SHARE-BASED COMPENSATION

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

        For 2006, the Company recognized $24.8 million of compensation costs under SFAS No. 123(R) for employee stock options, including $16.9 million resulting from unvested awards at January 1, 2006. On March 31, 2006, 3.8 million nonstatutory stock options to purchase AXA ordinary shares were awarded under The AXA Stock Option Plans for AXA Financial Employees and Associates, of which approximately 2.6 million have a four year graded vesting schedule, with one-third vesting on each of the second, third and fourth anniversaries of the grant date and approximately 1.2 million have a 4-year cliff-vesting term. The cost of that award is attributed over the shorter of the employees' four year service-vesting term or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. All of the options granted on March 31, 2006 have a 10-year contractual term. Information about options outstanding and exercisable at December 31, 2006 also is presented. The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the "Stock Incentive Plan") is approximately
        124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan). A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2006 follows:

                                                                Options Outstanding
                         ---------------------------------------------------------------------------------------------------
                                                                                                    AllianceBernstein
                               AXA Ordinary Shares                    AXA ADRs                        Holding Units
                         -------------------------------- --------------------------------- --------------------------------
                                             Weighted                          Weighted                          Weighted
                             Number          Average'          Number          Average'         Number           Average'
                          Outstanding        Exercise       Outstanding        Exercise      Outstanding         Exercise
                         (In Millions)        Price        (In Millions)        Price       (In Millions)         Price
                         --------------   ---------------  --------------   --------------  --------------    --------------
Options outstanding at
   January 1, 2006.....            3.5    (euro)   20.87           38.6      $     24.06           7.5         $    40.45
Options granted .......            4.0    (euro)   28.40             .7            23.26            - (2)      $    65.02
Options exercised......            -               -               (9.1)     $     22.08          (2.6)        $    38.40
Options forfeited......            (.1)   (euro)   -               (3.4)     $     33.57           (.1)        $    38.19
Options expired........            -               -                  -                             -
                         --------------                    --------------                   --------------
Options Outstanding at
   December 31, 2006...            7.4    (euro)   24.82           26.8      $     23.40           4.8         $    41.62
                         ==============   ===============  ==============   ==============  ==============    ==============
Aggregate Intrinsic                       (euro)    43.2                     $     463.1                       $   186.9
   Value (1)...........                   ===============                   ==============                    ==============
Weighted Average
   Remaining
   Contractual Term
   (in years)..........            8.9                              4.4                           4.37
                         ==============                    ==============                   ==============
Options Exercisable at             -                               20.2      $     23.40           4.4         $    42.24
   December 31, 2006...  ==============                    ==============   ==============  ==============    ==============
Aggregate Intrinsic                               -                          $     342.4                       $    169.3
   Value (1)...........                   ===============                   ==============                    ==============
Weighted Average
   Remaining
   Contractual Term
    (in years).........            -                                3.39                           4.30
                         ==============                    ==============                   ==============

        (1) Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2006 of the respective underlying shares over the strike prices of the option awards.
        (2) AllianceBernstein grants totaled 9,712 units in 2006.

        Cash proceeds received from employee exercises of options to purchase AXA ADRs in 2006 were $201.3 million. The intrinsic value related to employee exercises of options to purchase AXA ADRs during 2006, 2005 and 2004 were $132.1 million, $68.3 million and $18.8 million, respectively, resulting in amounts currently deductible for tax purposes of $44.9 million, $22.9 million and $6.2 million, respectively, for the periods then ended. Under SFAS No. 123(R), $34.8 million windfall tax benefits resulted from employee stock option exercises during 2006.

        At December 31, 2005, AXA Financial held 9.3 million AXA ADRs in treasury at a weighted average cost of approximately $24.00 per ADR, of which approximately 9.0 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately .3 million units was available for general corporate purposes, including funding other stock-based compensation programs. These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options. Remaining outstanding and unexercised at December 31, 2006 are call options to purchase 8.9 million AXA ADRs at strike prices ranging from $30.41 to $32.37, each having a cap equal to approximately 150% of its strike price, at which time the option automatically would be exercised. These call options expire on November 23, 2009. During 2006, AXA Financial utilized approximately 5.6 million AXA ADRs from treasury to fund exercises of employee stock options. Employee options outstanding at December 31, 2006 to purchase AXA ordinary shares begin to become exercisable in March 2007 and their future exercises are expected to be funded by newly issued AXA ordinary shares.

        Prior to adoption of SFAS No. 123(R), the Company had elected to continue accounting for employee stock option awards under APB No. 25 and, therefore, no compensation cost for these awards was recognized in the consolidated statement of earnings in 2005 and 2004. The following table illustrates the effect on net income had compensation expense for employee stock option awards been measured and recognized by the Company under the fair-value-based method of SFAS No. 123, "Accounting for Stock-Based Compensation". These pro forma disclosures are not adjusted from amounts previously reported and, therefore, retain the original grant-date fair values of the underlying awards, continue to attribute cost over the awards' service-vesting periods and do not include estimates of pre-vesting forfeitures.

                                                                                  2005               2004
                                                                           ------------------- -----------------
                                                                                        (In Millions)
       Net earnings as reported..........................................   $     1,073.8      $       929.9
       Less:  Total stock-based employee compensation expense
          determined under fair value method, net of income tax benefit..           (23.2)             (21.4)
                                                                           -----------------   -----------------
       Pro Forma Net Earnings............................................   $     1,050.6      $       908.5
                                                                           =================   =================

        For the purpose of estimating the fair value of employee stock option awards granted on or after January 1, 2006, the Company continues to apply the Black-Scholes-Merton formula and the same methodologies for developing the input assumptions as previously had been used to prepare the pro forma disclosures required by SFAS No. 123. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2006, 2005 and 2004, respectively. For employee stock options with graded vesting terms and service conditions granted on or after January 1, 2006, the Company elected under SFAS No. 123(R) to retain its practice of valuing these as singular awards and to change to the graded-vesting method of attribution, whereby the cost is recognized separately over the requisite service period for each individual one-third of the options vesting on the second, third and fourth anniversaries of the grant date.

                                     AXA Ordinary                                 AllianceBernstein
                                        Shares              AXA ADRs                Holding Units
                                  ------------------- --------------------  -----------------------------
                                     2006     2005       2005      2004        2006      2005      2004
                                   -------- --------- ---------- ---------  --------- ---------- --------
       Dividend yield............   3.48%    3.15%      3.01%      2.24%         6%       6.2%      3.5%

       Expected volatility.......     28%      25%        25%        43%        31%        31%       32%

       Risk-free interest rate...   3.77%    3.09%      4.27%      2.86%       4.9%       3.7%      4.0%

       Expected life in years....    5.0      5.0        5.0        5.0        6.5        3.0       5.0

       Weighted average fair
         value per option at
         grant date..............  $7.45    $4.30      $4.85      $6.94     $12.35      $7.04     $8.00

        As of December 31, 2006, approximately $19.0 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 1.8 years.

        Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries, including AXA Equitable. Generally, all outstanding restricted AXA ADR grants have a 7-year vesting schedule with potential accelerated vesting based on performance. Under The Equity Plan for Directors ("the Equity Plan"), AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually. Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent directors of its General Partner. In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds. For 2006, 2005 and 2004 AXA Financial Group recognized compensation costs of $5.6 million, under SFAS No. 123(R) and $10.1 million and $9.5 million, respectively, under APB No. 25 for awards outstanding under these plans. Consistent with existing practice of the Company prior to adoption of SFAS No. 123(R), grant-date fair value continues to be measured by the closing price of the shares awarded and the result generally is attributed over the shorter of the performance period, the requisite service period, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.

        At December 31, 2006, approximately 60,692 restricted AllianceBernstein Holding Units outstanding under the Century Club Plan remain unvested. At December 31, 2006, approximately $2.1 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 1.6 years. Restricted AXA ADRs vested in 2006, 2005 and 2004 had aggregate vesting-date fair values of approximately $13.5 million, $19.2 million and $12.7 million, respectively. In 2005 244,790 restricted AXA ADRs were granted having an aggregate grant-date fair value of $6.6 million. The following table summarizes unvested restricted AXA ADR activity for 2006.

                                                                                                       WEIGHTED
                                                                                  SHARES OF            AVERAGE
                                                                                  RESTRICTED          GRANT DATE
                                                                                    STOCK             FAIR VALUE
                                                                                --------------     ---------------

      Unvested as of January 1, 2006..........................................       867,387        $        19.94
      Granted.................................................................        78,865        $        35.16
      Vested..................................................................       381,836        $        16.98
      Forfeited...............................................................        50,381
                                                                                --------------
      Unvested as of December 31, 2006........................................       514,035        $        23.91
                                                                                ==============

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

        For 2006, 2005 and 2004 the Company recognized compensation costs of $25.9 million, under SFAS No. 123(R) and $7.2 million and $.7 million, respectively, under APB No. 25 for performance units earned to date. Substantially similar to existing practice of the Company prior to adoption of SFAS No. 123(R), the change in fair value of these awards in 2006 was measured by the closing price of the underlying the Company ordinary shares or AXA ADRs and adjustment was made to reflect the impact of expected and actual pre-vesting forfeitures. In addition, similar to adoption of SFAS No. 123(R) for employee stock option awards, the cost of performance units awarded on or after January 1, 2006, such as those granted March 31, 2006, were attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2006 and 2005 was $45.8 million and $9.1 million, respectively, including incremental awards earned under the 2005 and 2004 plans from having exceeded the targeted performance criteria established in those years by 14.6% and 11.1%, respectively. Approximately 720,691 outstanding performance units are at risk to achievement of 2006 performance criteria, including approximately 50% of the award granted on March 31, 2006.

        Following completion of the merger of AXA Merger Corp. with and into AXA Financial in January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options ("tandem SARs/NSOs") of then-equivalent intrinsic value. The Company recorded compensation expense for these fully-vested awards of $6.1 million, $28.9 million and $14.2 million for 2006, 2005 and 2004, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs. The value of these tandem SARs/NSOs at December 31 2006 and 2005 was $24.9 million and $57.5 million, respectively. At December 31, 2006, 1.6 million tandem SARs/NSOs were outstanding, having weighted average remaining expected and contractual terms of 1.11 and 2.22 years, respectively, and for which the SARs component had maximum value of $24.9 million. During 2006, 2005 and 2004, respectively, approximately
        2.8 million, .7 million and zero million of these awards were exercised at an aggregate cash-settlement value of $41.2 million $7.5 million and zero million.

        On March 31, 2006, 59,644 Stock Appreciation Rights ("SARs") with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries. These SARs entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over
        29.22 Euros as of the date of exercise. Similar to the SARs component of the tandem SARs/NSOs, awards remaining unexercised at expiry of their 10-year contractual term will be automatically exercised on the expiration date. At December 31, 2006, .2 million SARs were outstanding, having weighted average remaining contractual term of 6.03 years. The accrued value of SARs at December 31, 2006 and 2005 was $2.9 million and $1.0 million, respectively, and recorded as liabilities in the consolidated balance sheets. For 2006, the Company recorded compensation expense for SARs of $1.9 million, under SFAS No. 123(R), reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards. For 2005 and 2004, the Company recorded compensation expense of $.6 million and $.03 million, respectively, under APB No. 25 reflecting the impact in those periods of the change in the market price of the underlying AXA ordinary share or AXA ADR on the value of the outstanding SARs.

        In fourth quarter 2006, eligible employees of AXA Financial's subsidiaries participated in AXA's global offering to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2006. Similar to the AXA Shareplan programs previously offered in 2001 through 2005, the plan offered two investment alternatives that, with limited exceptions, restrict the sale or transfer of the purchased shares for a period of five years. "Investment Option A" permitted participants to purchase AXA ADRs at a 20% formula discounted price. "Investment Option B" permitted participants to purchase AXA ordinary shares at a 15.21% formula discounted price on a leveraged basis with a guaranteed return of initial investment plus 75.0% of any appreciation in the value of the total shares purchased. Under SFAS No. 123(R), AXA Equitable recognized compensation expense of $22.1 million in connection with AXA Shareplan 2006, representing the aggregate discount provided to participants for their purchase of AXA stock, as adjusted for the post-vesting, five-year holding period. No compensation expense was recorded in 2006, 2005 and 2004, respectively, in connection with shares subscribed under previous years' AXA Shareplan offerings. Participants in AXA Shareplans 2005 and 2004 primarily invested under Investment Option B for the purchase of approximately 5.7 million and
        6.8 million AXA ordinary shares, respectively. The discounted pricing offered to participants in those programs for the purchase of AXA ordinary shares under Investment Option B was 17.5% and 20%, respectively, and the appreciation percentage was 86.1% and 79.0%, respectively.

        Under SFAS No. 123(R), the Company recognized compensation expense for payroll deductions authorized and applied in 2006 under the terms of the AXA Financial, Inc. Qualified Stock Purchase Plan to purchase AXA ADRs of 182,225, at an aggregate discount of $1.1 million, representing a discount of 15% from the closing market value of the AXA ADR at the purchase dates defined in the annual offering document (generally the last trading day of each month). Prior to adoption of SFAS No. 123(R), no compensation expense was recorded in connection with this plan. Under the terms of the AXA Financial, Inc. Non-Qualified Stock Purchase Plan, total AXA ADRs of 340,083, 381,302 and 407,715 were purchased during 2006, 2005 and 2004, respectively, including those purchased with employer matching contributions for which AXA Financial Group recorded compensation expense of $1.6 million, $1.3 million and $1.2 million in 2006, 2005 and 2004, respectively.

14)     NET INVESTMENT INCOME AND INVESTMENT GAINS (LOSSES)

        The sources of net investment income follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Fixed maturities...................................   $    1,848.6       $    1,870.0        $   1,880.0
       Mortgage loans on real estate......................          245.9              238.2              249.6
       Equity real estate.................................          114.9              125.3              124.2
       Other equity investments...........................          181.2              155.2              162.1
       Policy loans.......................................          249.8              248.8              251.0
       Short-term investments.............................           55.2               25.1               19.1
       Derivative investments.............................         (302.4)             (85.5)             (88.0)
       Broker-dealer related receivables..................          226.5              124.8               45.5
       Trading securities.................................           53.4               28.6               14.5
       Other investment income............................           43.9               16.2               28.9
                                                            -----------------  -----------------   -----------------

         Gross investment income..........................        2,717.0            2,746.7            2,686.9

       Investment expenses................................         (132.2)            (159.0)            (153.3)
       Interest expenses..................................         (187.8)             (95.9)             (32.8)
                                                            -----------------  -----------------   -----------------

       Net Investment Income..............................   $    2,397.0       $    2,491.8        $   2,500.8
                                                            =================  =================   =================

        For 2006, 2005 and 2004, respectively, investment results on derivative positions, which were included in net investment income, included gross gains of $155.5 million, $84.2 million and $26.2 million and gross losses of $457.9 million, $169.7 million and $114.2 million. For 2006 and 2005, respectively, net unrealized losses of $15.2 million and $3.7 million were recognized from floor contracts. For 2006 and 2005, net realized gains (losses) of $(249.5) million and $(140.9) million and net unrealized gains (losses) of $(37.7) million and 59.2 million were recognized from futures contracts utilized in the GMDB and GMIB programs.

        Investment gains (losses), net by including changes in the valuation allowances, follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Fixed maturities...................................   $       (11.5)     $        11.1       $       26.3
       Mortgage loans on real estate......................              .2               (2.2)                .2
       Equity real estate.................................             8.8                3.9               11.6
       Other equity investments...........................            20.1               30.7               24.4
       Other(1)...........................................            29.3               11.9                2.5
                                                            -----------------  -----------------   -----------------
       Investment Gains (Losses), Net.....................   $        46.9      $        55.4       $       65.0
                                                            =================  =================   =================

        (1) In 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, the company recorded a non-cash $29.7 million realized gain.

        Writedowns of fixed maturities amounted to $27.4 million, $31.2 million and $36.4 million for 2006, 2005 and 2004, respectively. Writedowns of mortgage loans on real estate were $.4 million for 2006, $1.7 million, for 2005 and $10.1 million for 2004. There were no writedown on equity real estate for 2006, 2005 and 2004, respectively.

        For 2006, 2005 and 2004, respectively, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,281.9 million, $2,220.0 million and $2,908.3 million. Gross gains of $33.9 million, $53.2 million and $47.7 million and gross losses of $24.5 million, $31.1 million and $9.7 million, respectively, were realized on these sales. The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2006, 2005 and 2004 amounted to $(416.7) million, $(1,004.8) million and $0.8 million, respectively.

        For 2006, 2005 and 2004, investment results passed through to certain participating group annuity contracts as interest credited to policyholders' account balances amounted to $57.8 million, $68.6 million and $70.4 million, respectively.

        Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities and equity securities classified as available for sale and do not reflect any changes in fair value of policyholders' account balances and future policy benefits. The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Balance, beginning of year.........................   $       432.3      $       874.1       $      892.8
       Changes in unrealized investment gains (losses)....          (431.4)          (1,008.1)             (12.8)
       Changes in unrealized investment (gains) losses
         attributable to:
           Participating group annuity contracts,
              Closed Block policyholder dividend
              obligation and other........................            90.9              186.3               (1.5)
           DAC............................................            85.8              146.2               (2.5)
           Deferred income taxes..........................           104.6              233.8               (1.9)
                                                            -----------------  -----------------   -----------------
       Balance, End of Year...............................   $       282.2      $       432.3       $      874.1
                                                            =================  =================   =================
       Balance, end of year comprises:
         Unrealized investment gains (losses) on:
           Fixed maturities...............................   $       535.4      $       966.5       $    2,003.2
           Other equity investments.......................             1.4                1.7                1.2
           Other..........................................             -                  -                (28.1)
                                                            -----------------  ------------------- -----------------
             Subtotal.....................................           536.8              968.2            1,976.3
         Amounts of unrealized investment (gains) losses
           attributable to:
             Participating group annuity contracts,
               Closed Block policyholder dividend
               obligation and other.......................             1.4              (89.4)            (275.7)
             DAC..........................................          (110.4)            (196.0)            (342.2)
             Deferred income taxes........................          (145.6)            (250.5)            (484.3)
                                                            -----------------  ------------------- -----------------
       Total..............................................   $       282.2      $       432.3       $      874.1
                                                            =================  =================== =================


15)     INCOME TAXES

        A summary of the income tax expense in the consolidated statements of earnings follows:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       Income tax expense:
         Current expense .................................   $       438.6      $       237.5       $      359.0
         Deferred expense.................................           (11.3)             281.7               37.9
                                                            -----------------  -----------------   -----------------
       Total..............................................   $       427.3      $       519.2       $      396.9
                                                            =================  =================   =================

        The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Expected income tax expense........................   $       727.9      $       715.5       $      586.5
       Minority interest..................................          (224.1)            (175.9)            (134.7)
       Separate Account investment activity...............           (45.4)             (87.2)             (63.3)
       Non-taxable investment income......................           (23.1)             (19.7)             (22.6)
       Adjustment of tax audit reserves...................           (86.2)              11.1                7.7
       Non-deductible goodwill and other
           intangible assets..............................             5.0                2.8                2.7
       State income taxes.................................            38.0               28.3                3.3
       AllianceBernstein income and foreign taxes.........            32.9               41.4               24.3
       Other..............................................             2.3                2.9               (7.0)
                                                            -----------------  -----------------   -----------------
       Income Tax Expense.................................   $       427.3      $       519.2       $      396.9
                                                            =================  =================   =================

        The components of the net deferred income taxes are as follows:

                                                       DECEMBER 31, 2006                  December 31, 2005
                                                --------------------------------   ---------------------------------
                                                    ASSETS        LIABILITIES          Assets         Liabilities
                                                ---------------  ---------------   ---------------  ----------------
                                                                           (IN MILLIONS)

       Compensation and related benefits......   $      54.6      $        -        $       -        $      285.3
       Reserves and reinsurance...............       1,160.3               -              929.2               -
       DAC and VOBA...........................           -             2,433.5              -             2,200.6
       Unrealized investment gains............           -               129.8              -               250.7
       Investments............................           -               865.7              -               813.5
       Other..................................          13.2               -              107.2               -
                                                ---------------  ---------------   ---------------  ----------------
       Total..................................   $   1,228.1      $    3,429.0      $   1,036.4      $    3,550.1
                                                ===============  ===============   ===============  ================

        The Company recognized a net tax benefit in third quarter 2006 of $117.7 million. This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for subsequent tax periods. Of the net tax benefit of $117.7 million, $111.9 million related to the continuing operations and $5.8 million to the discontinued Wind-up Annuities. In 2005, the Internal Revenue Service ("IRS") began an examination of the Company's 2002 and 2003 returns. Management believes this audit will have no material adverse effect on the Company's consolidated results of operations or financial position.

 16)    DISCONTINUED OPERATIONS

        The Company's discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise. The following table reconciles the Earnings (losses) from discontinued operations, net of income taxes and (Losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the three years ended December 31, 2006:

                                                                          2006          2005           2004
                                                                      -------------  ------------  ------------
                                                                                    (IN MILLIONS)
       EARNINGS FROM DISCONTINUED OPERATIONS,
          NET OF INCOME TAXES:
       Wind-up Annuities.............................................  $      30.2    $      15.2   $     7.9
       Real estate held-for-sale.....................................         (4.0)            .6          .4
       Disposal of business - Enterprise.............................           -             (.1)       (1.5)
                                                                      -------------  ------------  ------------
       Total.........................................................  $      26.2    $      15.7   $     6.8
                                                                      =============  ============  ============

       (LOSSES) GAINS ON DISPOSAL OF DISCONTINUED OPERATIONS,
          NET OF INCOME TAXES:
       Real estate held for sale.....................................  $       -      $       -     $    31.1
       Disposal of business - Enterprise.............................         (1.9)           -            -
                                                                      -------------  ------------  ------------
       Total.........................................................  $      (1.9)   $       -     $    31.1
                                                                      =============  ============  ============


        Disposal of Businesses
        ----------------------

        In October 2006, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital Management, Inc. ("Enterprise Capital") and Enterprise Fund Distributors, Inc., ("EFD") entered into an agreement contemplating the transfer to Goldman Sachs Asset Management L.P. ("GSAM") of assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the "AXA Enterprise Funds") and the reorganization of such funds to corresponding mutual funds managed by GSAM. These 27 funds have approximately $4.2 billion in assets under management as of December 31, 2006. The reorganization of the 27 funds is subject to regulatory and fund shareholder approvals and is expected to close in the second quarter of 2007. Of the remaining four funds not included in the GSAM reorganization, which together have approximately $700 million in assets under management as of December 31, 2006, one fund is being liquidated and AXA Financial is considering possible alternatives for the dispositions of the other three funds, which alternatives include a possible transaction with another investment advisor or liquidation. Proceeds from the transaction with GSAM are dependant upon assets under management at the time of the reorganization. A permanent impairment writedown of $4.1 million pre-tax ($2.7 million post-tax) on the AXA Enterprise Funds investment management contracts intangible asset and $3.0 million pre-tax of costs ($1.9 million post-tax) to sell were recorded by the Company in 2006. As a result of management's disposition plan, AXA Enterprise Funds advisory contracts are now reported in Discontinued Operations. At December 31, 2006, assets and liabilities related to these contracts of $26.5 million and $9.3 million were included in Other assets and Other liabilities, respectively.

        The gross carrying amount of Enterprise related intangible asset was $26.5 million at December 31, 2006, and the accumulated amortization of this intangible asset was $4.1 million. Amortization expense related to the Enterprise intangible asset totaled $4.1 million for 2006.

        Wind-up Annuities
        -----------------

        In 1991, management discontinued the business of Wind-up Annuities, the terms of which were fixed at issue, which were sold to corporate sponsors of terminated qualified defined benefit plans, for which a premium deficiency reserve has been established. Management reviews the adequacy of the allowance for future losses each quarter and makes adjustments when necessary. Management believes the allowance for future losses at December 31, 2006 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of invested assets held by Wind-up Annuities ("Discontinued Operations Investment Assets"). There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management's current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management's previous assumptions, periodic adjustments to the loss allowance are likely to result.

        Summarized financial information for Wind-up Annuities follows:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                   2006                  2005
                                                                              ----------------     -----------------
                                                                                          (IN MILLIONS)
       BALANCE SHEETS
       Fixed maturities, available for sale, at estimated fair value
         (amortized cost of $752.7 and $796.9)..............................   $      764.8         $      823.5
       Equity real estate...................................................          169.5                197.5
       Mortgage loans on real estate........................................            2.9                  6.7
       Other invested assets................................................            2.6                  3.2
                                                                              ----------------     -----------------
         Total investments..................................................          939.8              1,030.9
       Cash and cash equivalents............................................             .1                  -
       Other assets.........................................................           13.7                 13.6
                                                                              ----------------     -----------------
       Total Assets.........................................................   $      953.6         $    1,044.5
                                                                              ================     =================

       Policyholders liabilities............................................   $      788.2         $      817.2
       Allowance for future losses..........................................            1.0                 60.1
       Other liabilities....................................................          164.4                167.2
                                                                              ----------------     -----------------
       Total Liabilities....................................................   $      953.6         $    1,044.5
                                                                              ================     =================

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)
       STATEMENTS OF EARNINGS
       Investment income (net of investment
         expenses of $19.0, $18.4 and $17.2)..............   $        71.3      $        70.0       $       68.5
       Investment gains (losses), net.....................             6.0                (.3)               3.6
                                                                -------------      -------------      --------------
       Total revenues.....................................            77.3               69.7               72.1
                                                                -------------      -------------      --------------

       Benefits and other deductions......................            84.7               87.1               99.4
       (Losses charged) to allowance
         for future losses................................            (7.4)             (17.4)             (27.3)
                                                            -----------------  -----------------   -----------------
       Pre-tax loss from operations.......................             -                  -                  -
       Pre-tax earnings from releasing the allowance
         for future losses................................            37.1               23.2               12.0
       Income tax expense.................................            (6.9)              (8.0)              (4.1)
                                                            -----------------  -----------------   -----------------
       Earnings from Wind-up Annuities....................   $        30.2      $        15.2       $        7.9
                                                            =================  =================   =================

        The Company's quarterly process for evaluating the allowance for future losses applies the current period's results of Wind-up Annuities against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Additionally, as part of the Company's annual planning process, investment and benefit cash flow projections are prepared. These updated assumptions and estimates resulted in a release of allowance in each of the three years presented above.

        During 2004, Wind-up Annuities' average recorded investment in impaired mortgage loans was $8.4 million; and interest income recognized on these impaired mortgage loans totaled $1.0 million. There were no related amounts reported in 2006 and 2005.

        Income tax expense for Wind-up Annuities in 2006 included a $5.8 million tax benefit in connection with the settlement of an IRS audit of the 1997-2001 tax years.

        Real Estate Held-For-Sale
        -------------------------

        In 2006, one real estate property with a total book value of $34.3 million that had been previously reported in equity real estate was reclassified as real estate held-for-sale. Prior periods have been restated to reflect these properties as discontinued operations. At December 31, 2006 and 2005, equity real estate held-for-sale was $32.2 million and $42.1 million, respectively, and was included in Other assets.

17)     ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        Accumulated other comprehensive (loss) income represents cumulative gains and losses on items that are not reflected in earnings. The balances for the past three years follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Unrealized gains on investments....................   $       282.2      $       432.3       $      874.1
       Defined benefit pensions plans.....................          (449.5)               -                  -
                                                            -----------------  -----------------   -----------------
       Total Accumulated Other
         Comprehensive (Loss) Income......................   $      (167.3)     $       432.3       $      874.1
                                                            =================  =================   =================

        The components of other comprehensive loss for the past three years follow:

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Net unrealized (losses) gains on investments:
         Net unrealized (losses) gains arising during
           the period.....................................   $      (416.6)     $      (966.2)      $       69.4
         Losses reclassified into net earnings
           during the period..............................           (14.8)             (41.9)             (82.2)
                                                            -----------------  -----------------   -----------------
       Net unrealized (losses) gains on investments.......          (431.4)          (1,008.1)             (12.8)
       Adjustments for policyholders liabilities,
           DAC and deferred income taxes..................           281.3              566.3               (5.9)
                                                            -----------------  -----------------   -----------------

       Change in unrealized losses, net of
           adjustments....................................          (150.1)            (441.8)             (18.7)
                                                            -----------------  -----------------   -----------------
       Total Other Comprehensive Loss.....................   $      (150.1)     $      (441.8)      $      (18.7)
                                                            =================  =================   =================

18)     COMMITMENTS AND CONTINGENT LIABILITIES

        Debt Maturities
        ---------------

        At December 31, 2006, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity were $248.3 million for 2007, zero for 2008-2011 and $200.0 million thereafter.

        Leases
        ------

        The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2007 and the four successive years are $178.6 million, $175.0 million, $162.3 million, $156.7 million, $149.5 million and $1,500.3 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2007 and the four successive years is $6.0 million, $5.2 million, $5.0 million, $5.0 million, $4.8 million and $16.4 million thereafter.

        At December 31, 2006, the minimum future rental income on non-cancelable operating leases for wholly owned investments in real estate for 2007 and the four successive years is $106.7 million, $116.0 million, $114.8 million, $114.7 million, $114.9 million and $896.1 million thereafter.

        The Company has entered into capital leases for certain information technology equipment. Future minimum payments under non-cancelable capital leases for 2007 and the four successive years are $.3 million, $.3 million, $.2 million, and zero for the following two years.

        Guarantees and Other Commitments
        --------------------------------

        The Company provides certain guarantees or commitments to affiliates, investors and others. At December 31, 2006, these arrangements included commitments by the Company to provide equity financing of $618.3 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

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

        The Company had $63.8 million of undrawn letters of credit related to reinsurance at December 31, 2006. AXA Equitable had $46.3 million in commitments under existing mortgage loan agreements at December 31, 2006. In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCB LLC incurred in the ordinary course of its business in the event SCB LLC is unable to meet these obligations. At December 31, 2006, AllianceBerstein was not required to perform under the agreement and had no liability outstanding in connection with the agreement.

19)     LITIGATION

        A putative class action entitled STEFANIE HIRT, ET AL. V. THE EQUITABLE RETIREMENT PLAN FOR EMPLOYEES, MANAGERS AND AGENTS, ET AL. was filed in the District Court for the Southern District of New York in August 2001 against The Equitable Retirement Plan for Employees, Managers and Agents (the "Retirement Plan") and The Officers Committee on Benefit Plans of Equitable Life, as Plan Administrator. The action was brought by five participants in the Retirement Plan and purports to be on behalf of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". The complaint challenged the change, effective January 1, 1989, in the pension benefit formula from a final average pay formula to a cash balance formula. Plaintiffs alleged that the change to the cash balance formula violated ERISA by reducing the rate of accruals based on age, failed to comply with ERISA's notice requirements and improperly applied the formula to retroactively reduce accrued benefits. The relief sought includes a declaration that the cash balance plan violated ERISA, an order enjoining the enforcement of the cash balance formula, reformation and damages. In April 2002, plaintiffs filed a motion seeking to certify a class of "all Plan participants, whether active or retired, their beneficiaries and Estates, whose accrued benefits or pension benefits are based on the Plan's Cash Balance Formula". Also in April 2002, plaintiffs agreed to dismiss with prejudice their claim that the change to the cash balance formula violated ERISA by improperly applying the formula to retroactively reduce accrued benefits. That claim was dismissed. In March 2003, plaintiffs filed an amended complaint elaborating on the remaining claims in the original complaint and adding additional class and individual claims alleging that the adoption and announcement of the cash balance formula and the subsequent announcement of changes in the application of the cash balance formula failed to comply with ERISA. By order dated May 2003, the District Court, as requested by the parties, certified the case as a class action, including a sub-class of all current and former Plan participants, whether active, inactive or retired, their beneficiaries or estates, who were subject to a 1991 change in application of the cash balance formula. In September 2006, the district court granted summary judgment in favor of the defendants. The court ruled that (a) the cash balance provisions of the Equitable Plan do not violate the age discrimination provisions of ERISA, (b) while the notice of plan changes provided to participants in 1990 was not adequate, the notice of plan changes provided to participants in 1992 satisfied the ERISA notice requirements regarding delivery and content, and (c) the claims of the named plaintiffs are barred by statute of limitations. The Court found that other individual class members were not precluded from asserting claims for additional benefit accruals from January 1991 through January 1993 to the extent that such individuals could show that the statute of limitations did not bar their claims. In October 2006, plaintiffs filed a notice of appeal. Defendants have cross-appealed.

        In April 2004, a purported nationwide class action lawsuit was filed in the Circuit Court for Madison County, Illinois entitled MATTHEW WIGGENHORN V. EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES. The lawsuit alleges that AXA Equitable uses stale prices for the foreign securities within the investment divisions of its variable insurance products. The complaint further alleges that AXA Equitable's use of stale pricing diluted the returns of the purported class. The complaint also alleges that AXA Equitable breached its fiduciary duty to the class by allowing market timing in general within AXA Equitable's variable insurance products, thereby diluting the returns of the class. In June 2005, this case was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court in Maryland, where other market-timing related litigation is pending. In June 2005, plaintiff filed an amended complaint. In July 2005, AXA Equitable filed a motion to dismiss the amended complaint. In June 2006, AXA Equitable's motion to dismiss the amended complaint was granted. The plaintiff filed a notice of appeal in June 2006.

        In June 2006, AXA Equitable received a demand for arbitration from Centre Life Insurance Company ("Centre Life") seeking to rescind the 100% quota share reinsurance agreement, effective July 1, 2000 between Centre Life and AXA Equitable, under which Centre Life reinsures portions of AXA Equitable's individual disability income insurance business. The arbitration demand alleges that AXA Equitable provided Centre Life with inaccurate and incomplete data upon which Centre Life relied in order to establish the reinsurance premium paid by AXA Equitable as consideration in the transaction. The demand alternatively seeks damages for the increase in reserves Centre Life alleges it was caused to record as a result of the difference in the data it originally relied upon and its present assessment of the data. The demand further alleges that Centre Life has paid expenses relating to the business in excess of its liability under the reinsurance agreement. Discovery is ongoing.

        Beginning with the first action commenced in July 2006, there are two putative class actions pending in Federal court, MEOLA V. AXA ADVISORS, ET AL., in the District Court for the Northern District of California and BOLEA V. AXA ADVISORS, LLC, ET. AL., in the District Court for the Western District of Pennsylvania, against AXA Equitable, alleging certain wage and hour violations. Each of the cases seek substantially the same relief under essentially the same theories of recovery (i.e., violation of the Fair Labor Standards Act ("FLSA") for failure to pay minimum wage and overtime and violation of similar provisions under state labor laws in the respective states). Plaintiffs in MEOLA and BOLEA seek certification of nationwide collection action under the FLSA, and certification of statewide class actions under the respective California and Pennsylvania state labor laws covering all "securities brokers" from 2002 to 2006. In addition, plaintiffs seek compensatory damages, restitution of all wages improperly withheld or deducted, punitive damages, penalties, and attorneys' fees. In January 2007, AXA Equitable filed an answer in MEOLA.

        ALLIANCEBERNSTEIN LITIGATION

        In April 2002, a consolidated complaint entitled IN RE ENRON CORPORATION SECURITIES LITIGATION ("Enron Complaint") was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein, alleging that AllianceBernstein violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act"), with respect to a registration statement filed by Enron Corp. In January 2007, the Court issued a final judgment dismissing the Enron Complaint as the allegations therein pertained to AllianceBernstein. The parties have agreed that there will be no appeal.

        Market Timing-Related Matters

        In October 2003, a purported class action complaint entitled HINDO, ET AL. V. ALLIANCEBERNSTEIN GROWTH & INCOME FUND, ET AL. ("Hindo Complaint") was filed against AllianceBernstein, AllianceBernstein Holding, AllianceBernstein Corporation, AXA Financial, certain investment company funds (the "U.S. Funds") distributed by AllianceBernstein Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, the registrants and issuers of those funds, certain officers of AllianceBernstein (the "AllianceBernstein defendants"), and certain other unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in "late trading" and "market timing" of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

        Since October 2003, additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various Federal and state courts against AllianceBernstein and certain other defendants. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to Federal court.

        In February 2004, the Judicial Panel on Multidistrict Litigation ("MDL Panel") transferred all Federal actions to the United States District Court for the District of Maryland ("Mutual Fund MDL"). All of the actions removed to the Federal court also were transferred to the Mutual Fund MDL. In September 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of AllianceBernstein Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints included substantially identical factual allegations, which appear to be based in large part on the SEC Order and the NYAG Assurance of Discontinuance ("NYAG AoD").

        In April 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding ("MOU") containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount was disbursed. The derivative claims brought on behalf of AllianceBernstein Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

        In April 2005, a complaint entitled THE ATTORNEY GENERAL OF THE STATE OF WEST VIRGINIA V. AIM ADVISORS, INC., ET AL. ("WVAG Complaint") was filed against AllianceBernstein, AllianceBernstein Holding, and various other unaffiliated defendants. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia. The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. In October 2005, the WVAG Complaint was transferred to the Mutual Fund MDL. In August 2005, the WV Securities Commissioner signed a Summary Order to Cease and Desist, and Notice of Right to Hearing ("Summary Order") addressed to AllianceBernstein and AllianceBernstein Holding. The Summary Order claims that AllianceBernstein and AllianceBernstein Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. In September 2006, AllianceBernstein and AllianceBernstein Holding filed an answer and moved to dismiss the Summary Order with the WV Securities Commission.

        Revenue Sharing-Related Matters

        In June 2004, a purported class action complaint entitled AUCOIN, ET AL.
        V. ALLIANCE CAPITAL MANAGEMENT L.P., ET AL. ("Aucoin Complaint") was filed against AllianceBernstein, AllianceBernstein Holding, AllianceBernstein Corporation, AXA Financial, AllianceBernstein Investments, Inc., certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint names the U.S. Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

        In February 2005, plaintiffs filed a consolidated amended class action complaint (the "Aucoin Consolidated Amended Complaint") that asserts claims substantially similar to the Aucoin Complaint and the nine additional subsequently filed lawsuits. In October 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs' claim under Section 36(b) of the Investment Company Act. In January 2006, the District Court granted defendants' motion for reconsideration and dismissed the remaining claim under Section 36(b) of the Investment Company Act. In May 2006, the District Court denied plaintiffs' motion for leave to file their amended complaint. In July 2006, plaintiffs filed a notice of appeal, which was subsequently withdrawn subject to plaintiffs right to reinstate it at a later date.

                       -----------------------------------

        Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and believes that the ultimate resolution of the litigations described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above will have a material adverse effect on the Company's consolidated results of operations in any particular period.

        In addition to the type of matters described above, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers' sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company's consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

20)     INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

        AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the New York Insurance Law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $649.6 million during 2007. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. For 2006, 2005 and 2004, the Insurance Group statutory net income totaled $532.3 million, $780.4 million and $571.4 million, respectively. Statutory surplus, capital stock and Asset Valuation Reserve ("AVR") totaled $7,907.5 million and $6,241.7 million at December 31, 2006 and 2005, respectively. In 2006, 2005 and 2004, respectively, AXA Equitable paid shareholder dividends of $600.0 million, $500.0 million and $500.0 million.

        At December 31, 2006, the Insurance Group, in accordance with various government and state regulations, had $32.2 million of securities deposited with such government or state agencies.

        At December 31, 2006 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by the State of New York Insurance Department ("NYID") and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2006.

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

                                                                  2006               2005                2004
                                                            -----------------  -----------------   -----------------
                                                                                 (IN MILLIONS)

       Net change in statutory surplus and
         capital stock....................................   $     1,386.5      $       779.6       $      196.8
       Change in AVR......................................           279.3              260.6              528.1
                                                            -----------------  -----------------   -----------------
       Net change in statutory surplus, capital stock
         and AVR..........................................         1,665.8            1,040.2              724.9
       Adjustments:
         Future policy benefits and policyholders'
           account balances...............................          (126.0)             (51.9)            (398.8)
         DAC..............................................           674.1              598.0              529.2
         Deferred income taxes............................           517.3              227.6              122.5
         Valuation of investments.........................             2.6               40.0               10.1
         Valuation of investment subsidiary...............        (2,122.7)          (1,278.3)            (460.3)
         Change in fair value of guaranteed minimum
           income benefit reinsurance contracts...........           (14.8)              42.6               61.0
         Shareholder dividends paid......................            600.0              500.0              500.0
         Changes in non-admitted assets...................           (57.4)                .5              (74.7)
         Other, net.......................................           (90.9)             (75.8)             (98.9)
         GAAP adjustments for Wind-up Annuities ..........            28.8               30.9               14.9
                                                            -----------------  -----------------   -----------------
          Consolidated Net Earnings ......................   $     1,076.8      $     1,073.8       $      929.9
                                                            =================  =================   =================

                                                                                  DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2006               2005                2004
                                                            -----------------  -----------------   ------------------
                                                                                 (IN MILLIONS)
       Statutory surplus and capital stock................   $     6,497.6      $     5,111.1       $    4,331.5
       AVR................................................         1,409.9            1,130.6              870.0
                                                            -----------------  -----------------   ------------------
       Statutory surplus, capital stock and AVR...........         7,907.5            6,241.7            5,201.5
       Adjustments:
         Future policy benefits and policyholders'
           account balances...............................        (1,926.0)          (1,934.0)          (1,882.1)
         DAC..............................................         8,316.5            7,557.3            6,813.9
         Deferred income taxes............................          (627.1)          (1,294.6)          (1,770.4)
         Valuation of investments.........................           867.9            1,281.6            2,237.6
         Valuation of investment subsidiary...............        (5,374.3)          (3,251.6)          (1,973.3)
         Fair value of guaranteed minimum income
           benefit reinsurance contracts..................           117.8              132.6               90.0
         Non-admitted assets..............................           994.5            1,056.0            1,055.5
         Issuance of surplus notes........................          (524.8)            (524.8)            (599.7)
         Adjustment to initially apply SFAS No.158,
           net of income taxes............................          (449.5)               -                  -
         Other, net.......................................           239.8              258.3              147.9
         GAAP adjustments for Wind-up Annuities ..........           (59.9)             (80.6)             (96.4)
                                                            -----------------  -----------------   ------------------
       Consolidated Shareholder's Equity..................   $     9,482.4      $     9,441.9       $    9,224.5
                                                            =================  =================   ==================

21)     BUSINESS SEGMENT INFORMATION

        The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

                                                                  2006               2005               2004
                                                            -----------------  -----------------  ------------------
                                                                                 (IN MILLIONS)
       SEGMENT REVENUES:
       Insurance..........................................   $     5,974.7      $      5,764.1     $     5,447.7
       Investment Management (1)..........................         4,002.7             3,265.0           3,060.0
       Consolidation/elimination..........................           (90.0)              (84.7)            (82.8)
                                                            -----------------  -----------------  ------------------
       Total Revenues.....................................   $     9,887.4      $      8,944.4     $     8,424.9
                                                            =================  =================  ==================

       (1) Intersegment investment advisory and other fees of approximately $120.8 million, $123.7 million and $118.4 million for 2006, 2005 and 2004, respectively, are included in total revenues of the Investment Management segment.

       SEGMENT EARNINGS FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES AND MINORITY INTEREST:
       Insurance..........................................   $       889.7      $      1,120.0     $       947.9
       Investment Management..............................         1,190.0               924.2             728.8
       Consolidation/elimination..........................             -                   -                 (.9)
                                                            -----------------  -----------------  ------------------
       Total Earnings from Continuing Operations
          before Income Taxes and Minority Interest.......   $     2,079.7      $      2,044.2     $     1,675.8
                                                            =================  =================  ==================

                                                                       DECEMBER 31,
                                                            ------------------------------------
                                                                  2006               2005
                                                            -----------------  -----------------
                                                                      (In Millions)
       SEGMENT ASSETS:
       Insurance..........................................   $   133,047.0      $    118,825.8
       Investment Management..............................        16,239.4            15,161.4
       Consolidation/elimination..........................             (.3)                2.0
                                                            -----------------  -----------------
       Total Assets.......................................   $   149,286.1      $    133,989.2
                                                            =================  =================

        In accordance with SEC regulations, securities with a fair value of $1.86 billion and $1.72 billion have been segregated in a special reserve bank custody account at December 31, 2006 and 2005, respectively for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

22)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations for 2006 and 2005 are summarized below:

                                                                    THREE MONTHS ENDED
                                       ------------------------------------------------------------------------------
                                           MARCH 31           JUNE 30           SEPTEMBER 30          DECEMBER 31
                                       -----------------  -----------------   ------------------   ------------------
                                                                       (IN MILLIONS)

       2006
       ----
       Total Revenues................   $     2,244.5      $     2,609.6       $    2,415.3         $    2,618.0
                                       =================  =================   ==================   ==================
       Earnings from Continuing
         Operations..................   $       234.4      $       316.7       $      282.0         $      219.4
                                       =================  =================   ==================   ==================
       Net Earnings..................   $       235.2      $       314.2       $      308.6         $      218.8
                                       =================  =================   ==================   ==================
       2005
       ----
       Total Revenues................   $     2,212.6      $     2,223.1       $    2,149.5         $    2,359.2
                                       =================  =================   ==================   ==================
       Earnings from
         Continuing Operations.......   $       265.5      $       278.3       $      281.6         $      232.7
                                       =================  =================   ==================   ==================
       Net Earnings..................   $       265.0      $       278.6       $      296.8         $      233.4
                                       =================  =================   ==================   ==================

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholder of AXA Equitable Life Insurance Company:


Our audits of the consolidated financial statements referred to in our report dated March 15, 2007 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)2 of this Form 10-K. In our opinion, based on our audits and the reports of other auditors, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 15, 2007

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE I
       SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2006

                                                                                   ESTIMATED          CARRYING
TYPE OF INVESTMENT                                              COST (A)          FAIR VALUE           VALUE
                                                            -----------------   ----------------   ---------------
                                                                                (IN MILLIONS)
Fixed maturities:
   U.S. government, agencies and authorities..............   $     1,284.3       $    1,303.8       $    1,303.8
   State, municipalities and political subdivisions.......           170.2              186.6              186.6
   Foreign governments....................................           219.2              257.0              257.0
   Public utilities.......................................         2,881.9            2,963.1            2,963.1
   All other corporate bonds..............................        22,072.5           22,381.6           22,381.6
   Redeemable preferred stocks............................         1,879.8            1,939.0            1,939.0
                                                            -----------------   ----------------   ---------------
Total fixed maturities....................................        28,507.9           29,031.1           29,031.1
                                                            -----------------   ----------------   ---------------
Equity securities:
  Common stocks:
  Industrial, miscellaneous and all other.................            95.7               97.0               97.0
Mortgage loans on real estate.............................         3,240.7            3,285.7            3,240.7
Real estate...............................................           293.9              xxx                293.9
Real estate acquired in satisfaction of debt..............           204.8              xxx                204.8
Real estate joint ventures................................            70.9              xxx                 70.9
Policy loans..............................................         3,898.1            4,252.9            3,898.1
Other limited partnership interests and
  equity investments......................................         1,465.1            1,465.1            1,465.1
Trading securities........................................           438.5              465.1              465.1
Other invested assets.....................................           891.6              891.6              891.6
                                                            -----------------   ----------------   ---------------
Total Investments.........................................   $    39,107.2       $   39,488.5       $   39,658.3
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

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE II
                         BALANCE SHEETS (PARENT COMPANY)
                           DECEMBER 31, 2006 AND 2005

                                                                                   2006                 2005
                                                                              -----------------    -----------------
                                                                                         (IN MILLIONS)
ASSETS
Investment:
  Fixed maturities:
    Available for sale, at estimated fair value (amortized
      cost of $28,192.9 and $28,806.0, respectively)........................  $     28,714.3       $     29,741.3
  Mortgage loans on real estate.............................................         3,240.7              3,233.9
  Equity real estate........................................................           632.6                658.1
  Policy loans..............................................................         3,651.8              3,605.0
  Investments in and loans to affiliates....................................         1,735.4              1,717.1
  Other equity investments..................................................         1,316.2              1,122.0
  Other invested assets.....................................................           865.7                820.4
                                                                              -----------------    -----------------
      Total investments.....................................................        40,156.7             40,897.8
Cash and cash equivalents...................................................           478.9                366.6
Deferred policy acquisition costs...........................................         8,286.3              7,523.1
Amounts due from reinsurers.................................................         1,614.5              1,554.7
Other assets................................................................         2,323.5              2,400.0
Loans to affiliates.........................................................           400.0                400.0
Prepaid pension asset.......................................................           114.9                821.6
Separate Accounts assets....................................................        84,801.6             69,997.0
                                                                              -----------------    -----------------
TOTAL ASSETS................................................................  $    138,176.4       $    123,960.8
                                                                              =================    =================
LIABILITIES
Policyholders' account balances.............................................  $     26,021.8       $     26,787.9
Future policy benefits and other policyholders liabilities..................        13,959.2             13,878.6
Short-term and long-term debt...............................................           773.1                773.1
Income taxes payable........................................................         2,066.7              2,087.5
Other liabilities...........................................................         1,071.6                994.8
Separate Accounts liabilities...............................................        84,801.6             69,997.0
                                                                              -----------------    -----------------
      Total liabilities.....................................................       128,694.0            114,518.9
                                                                              -----------------    -----------------
SHAREHOLDER'S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued
  and outstanding...........................................................             2.5                  2.5
Capital in excess of par value..............................................         5,139.6              4,976.3
Retained earnings...........................................................         4,507.6              4,030.8
Accumulated other comprehensive (loss) income...............................          (167.3)               432.3
                                                                              -----------------    -----------------
      Total shareholder's equity............................................         9,482.4              9,441.9
                                                                              -----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................  $    138,176.4       $    123,960.8
                                                                              =================    =================

The financial information of AXA Equitable Life Insurance Company ("Parent Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE II
                     STATEMENTS OF EARNINGS (PARENT COMPANY)
                    YEARS ENDED DECEMBER 31, 2006, 2005, 2004

                                                                      2006                2005               2004
                                                                 -----------------   -----------------   ---------------
                                                                                     (IN MILLIONS)
REVENUES
Universal life and investment-type product policy fee
  income......................................................    $     2,252.6      $     1,888.1       $     1,594.1
Premiums......................................................            813.9              877.2               873.5
Net investment income.........................................          2,239.9            2,427.2             2,435.9
Investment (losses) gains , net...............................             (4.0)              14.1                62.8
Equity in earnings of subsidiaries ...........................            308.7              236.2               183.9
Commissions, fees and other income............................            576.4              501.1               427.7
                                                                 -----------------   -----------------  ----------------
      Total revenues..........................................          6,187.5            5,943.9             5,577.9
                                                                 -----------------   -----------------  ----------------
BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits.......................................          1,956.0            1,862.8             1,847.0
Interest credited to policyholders' account balances..........          1,061.3            1,044.5             1,017.2
Compensation and benefits.....................................            690.5              535.8               490.7
Commissions...................................................          1,474.9            1,243.9             1,068.6
Interest expense..............................................             47.6               52.8                54.5
Amortization of deferred policy acquisition costs.............            684.5              596.7               466.7
Capitalization of deferred policy acquisition costs...........         (1,363.0)          (1,198.9)           (1,015.3)
Rent expense..................................................             41.3               45.2                71.0
Amortization and depreciation.................................             70.4               67.6               122.4
Premium taxes.................................................             37.2               35.3                34.6
Other operating costs and expenses............................            266.8              289.9               251.8
                                                                 -----------------   -----------------  ----------------
      Total benefits and other deductions.....................          4,967.5            4,575.6             4,409.2
                                                                 -----------------   -----------------  ----------------

Earnings from continuing operations before
  income taxes................................................          1,220.0            1,367.8             1,169.8
Income tax expense ...........................................           (167.5)            (309.7)             (274.9)
                                                                 -----------------   -----------------  ----------------
Earnings from continuing operations...........................          1,052.5            1,058.1               894.9
Earnings from other discontinued operations,
  net of income taxes.........................................             26.2               15.7                 6.8
(Losses) gains on sale of discontinued operations
  net of income taxes.........................................             (1.9)               -                  31.1
Cumulative effect of accounting changes,
  net of income taxes.........................................              -                  -                  (2.9)
                                                                 -----------------   -----------------  ----------------
Net Earnings..................................................    $     1,076.8      $     1,073.8       $       929.9
                                                                 =================   =================  ================

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE II
                    STATEMENTS OF CASH FLOWS (PARENT COMPANY)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                      2006                2005                2004
                                                                 -----------------   -----------------   ----------------
                                                                                     (IN MILLIONS)
Net earnings..................................................    $    1,076.8       $     1,073.8       $       929.9
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Interest credited to policyholders' account balances........         1,061.3             1,044.5             1,017.2
  Universal life and investment-type policy fee income........        (2,252.6)           (1,888.1)           (1,594.1)
  Investment losses (gains), net..............................             4.0               (14.1)              (62.8)
  Equity in net earnings of subsidiaries......................          (309.5)             (236.2)             (183.9)
  Dividends from subsidiaries.................................           277.1               232.1                32.9
  Change in deferred policy acquisition costs.................          (678.5)             (602.2)             (548.6)
  Change in future policy benefits and other policyholder
     funds....................................................            52.0                75.7                55.6
  Change in prepaid pension asset.............................            51.6               (16.9)               33.6
  Change in fair value of guaranteed minimum income
     benefit reinsurance contract.............................            14.8               (42.6)              (61.0)
  Change in amounts due to (from) affiliates..................           125.1               (32.1)               23.7
  Change in income tax payable................................           314.4               266.6               271.9
  Amortization and depreciation...............................            95.7                94.6               157.2
  Other, net..................................................           490.2                59.2              (195.7)
                                                                 -----------------   -----------------  ----------------
Net cash provided (used) by operating activities..............           322.4                14.3              (124.1)
                                                                 -----------------   -----------------  ----------------
Cash flows from investing activities:
  Maturities and repayments...................................         2,906.1             2,868.5             3,313.6
  Sales.......................................................         1,543.6             2,450.9             3,025.5
  Purchases...................................................        (3,983.3)           (5,827.2)           (7,002.1)
  Change in short-term investments............................            65.6                13.8               (34.4)
  Change in policy loans......................................           (46.7)               (0.2)               65.8
  Other, net..................................................          (445.4)             (238.3)               17.9
                                                                 -----------------   -----------------  ----------------
Net cash used by investing activities.........................            39.9              (732.5)             (613.7)
                                                                 -----------------   -----------------  ----------------
Cash flows from financing activities:
  Policyholders' account balances:
    Deposits..................................................         3,897.7             3,821.9             4,079.8
    Withdrawals and transfers to Separate Accounts............        (3,552.2)           (2,757.6)           (2,690.8)
  Shareholder dividends paid..................................          (600.0)             (500.0)             (500.0)
  Repayment of long-term debt.................................             -                (400.0)                -
  Increase in loans from affiliates...........................             -                 325.0                 -
  Other, net..................................................             4.5                (1.9)               43.8
                                                                 -----------------   -----------------  ----------------

Net cash provided by financing activities.....................          (250.0)              487.4               932.8
                                                                 -----------------   -----------------  ----------------
Change in cash and cash equivalents...........................           112.3              (230.8)              195.0

Cash and cash equivalents, beginning of year..................           366.6               597.4               402.4
                                                                 -----------------   -----------------  ----------------

Cash and Cash Equivalents, End of Year........................    $      478.9       $       366.6       $       597.4
                                                                 =================   =================  ================

Supplemental cash flow information:
  Interest Paid...............................................    $       15.4       $        43.2       $        43.2
                                                                 =================   =================  ================
  Income Taxes Paid (Refunded)................................    $       77.3       $        90.0       $       110.6
                                                                 =================   =================  ================

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2006

                                                                         FUTURE POLICY        POLICY
                                         DEFERRED                           BENEFITS         CHARGES          (1)
                                          POLICY       POLICYHOLDERS'      AND OTHER           AND            NET
                                       ACQUISITION        ACCOUNT        POLICYHOLDERS'      PREMIUM       INVESTMENT
           SEGMENT                        COSTS           BALANCES           FUNDS           REVENUE         INCOME
--------------------------------     --------------- ------------------ ----------------- -------------- ---------------
                                                                     (IN MILLIONS)

Insurance.......................      $    8,316.5     $    26,439.0     $   14,085.4      $    3,070.5   $     2,244.9
Investment Management...........               -                 -                -                -              134.2
Consolidation/elimination.......               -                 -                -                -               17.9
                                     --------------- ------------------ ----------------- -------------- ---------------
Total...........................      $    8,316.5     $    26,439.0     $   14,085.4      $    3,070.5   $     2,397.0
                                     =============== ================== ================= ============== ===============


                                                          AMORTIZATION
                                       POLICYHOLDERS'      OF DEFERRED          (2)
                                        BENEFITS AND         POLICY            OTHER
                                          INTEREST         ACQUISITION       OPERATING
         SEGMENT                          CREDITED            COSTS           EXPENSE
--------------------------------     -----------------  -----------------  ---------------
                                                          (In Millions)
Insurance.......................      $     3,043.0      $     689.3        $    1,352.7
Investment Management...........                -                -               2,812.7
Consolidation/elimination.......                -                -                 (90.0)
                                     -----------------  -----------------  ---------------
Total...........................      $      3,043.0     $     689.3        $    4,075.4
                                     =================  =================  ===============


(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                   AT AND FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                         Future Policy        Policy
                                         Deferred                           Benefits         Charges          (1)
                                          Policy       Policyholders'      And Other           and            Net
                                       Acquisition        Account        Policyholders'      Premium       Investment
          Segment                         Costs           Balances           Funds           Revenue         Income
--------------------------------     --------------   ----------------  ----------------  -------------  ---------------
                                                                        (In Millions)
Insurance.......................      $    7,557.3     $    27,194.0     $   13,997.8      $    2,771.0   $     2,425.1
Investment Management...........               -                 -                -                -               49.1
Consolidation/elimination.......               -                 -                -                -               17.6
                                     --------------   ----------------  ----------------  -------------  ---------------
Total...........................      $    7,557.3     $    27,194.0     $   13,997.8      $    2,771.0   $     2,491.8
                                     ==============   ================  ================  =============  ===============


                                                           Amortization
                                      Policyholders'        of Deferred          (2)
                                       Benefits and           Policy            Other
                                         Interest           Acquisition       Operating
          Segment                        Credited              Costs           Expense
--------------------------------     ------------------   ----------------  ---------------
                                                        (In Millions)
Insurance.......................      $    2,925.3         $      601.3      $     1,117.5
Investment Management...........               -                    -              2,340.8
Consolidation/elimination.......               -                    -                (84.7)
                                     -----------------    ----------------  ---------------
Total...........................      $    2,925.3         $      601.3      $     3,373.6
                                     =================    ================  ===============

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                    Policy
                                                                   Charges             (1)            Policyholders'
                                                                     and               Net             Benefits and
                                                                   Premium          Investment           Interest
                           Segment                                 Revenue            Income             Credited
--------------------------------------------------------------- ---------------  ----------------- ----------------------
                                                                                   (IN MILLIONS)
Insurance...................................................     $   2,475.0      $    2,436.6      $        2,905.2
Investment Management.......................................             -                37.7                   -
Consolidation/Elimination...................................             -                26.5                   -
                                                                ---------------  ----------------- ----------------------
Total.......................................................     $   2,475.0      $    2,500.8      $        2,905.2
                                                                ===============  ================= ======================


                                                                  Amortization
                                                                   of Deferred              (2)
                                                                     Policy                Other
                                                                   Acquisition           Operating
                           Segment                                    Costs               Expense
------------------------------------------------------------  --------------------- --------------------
                                                                              (IN MILLIONS)
Insurance...................................................    $       472.9        $    1,122.6
Investment Management.......................................              -               2,331.2
Consolidation/Elimination...................................              -                 (82.8)
                                                               -------------------- --------------------
Total.......................................................    $       472.9        $    3,371.0
                                                               ==================== ====================

(1) Net investment income is based upon specific identification of portfolios within segments.

(2) Operating expenses are principally incurred directly by a segment.

                      AXA EQUITABLE LIFE INSURANCE COMPANY
                                   SCHEDULE IV
                                 REINSURANCE (A)
           AT AND FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                         ASSUMED                            PERCENTAGE
                                                     CEDED TO              FROM                             OF AMOUNT
                                   GROSS               OTHER              OTHER              NET             ASSUMED
                                   AMOUNT            COMPANIES          COMPANIES           AMOUNT            TO NET
                              -----------------   ----------------   -----------------  ---------------   ---------------
                                                                (DOLLARS IN MILLIONS)
2006
----
Life Insurance In-Force......  $    297,114.1      $  113,545.9       $   39,347.2       $   222,915.4         17.66%
                              =================   ================   =================  ===============
Premiums:
Life insurance and
  annuities..................  $        728.5      $      143.5       $      171.4       $       756.4         22.66%
Accident and health..........           126.1              89.4               24.7                61.4         40.23%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        854.6      $      232.9       $      196.1       $       817.8         23.98%
                              =================   ================   =================  ===============
2005
----
Life Insurance In-Force......  $    280,180.3      $  100,893.7       $   41,273.9       $   220,560.5         18.71%
                              =================   ================   =================  ===============

Premiums:
Life insurance and
  annuities..................  $        767.3      $      101.1       $      151.4       $       817.6         18.52%
Accident and health..........           133.7              88.3               18.7                64.1         29.17%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        901.0      $      189.4       $      170.1       $       881.7         19.29%
                              =================   ================   =================  ===============

2004
----
Life Insurance In-Force......  $    270,858.1      $   93,682.5       $   42,322.6       $   219,498.2         19.28%
                              =================   ================   =================  ===============
Premiums:
Life insurance and
  annuities..................  $        691.9      $       44.0       $      165.8       $       813.7         20.38%
Accident and health..........           137.0              96.5               25.4                65.9         38.54%
                              -----------------   ----------------   -----------------  ---------------
Total Premiums...............  $        828.9      $      140.5       $      191.2       $       879.6         21.74%
                              =================   ================   =================  ===============

(A) Includes amounts related to the discontinued group life and health business.

PART II, ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                      9-1

PART II, ITEM 9A.

                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Office and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



                                      12-1

PART III, ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Omitted pursuant to General Instruction I to Form 10-K.


                                      13-1

PART III, ITEM 14.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AXA Equitable's annual financial statements for 2006 and 2005, and fees for other services rendered by
PwC:

                                                                                2006                2005
                                                                           ----------------   ---------------
                                                                                     (IN THOUSANDS)

   Principal Accounting Fees and Services:
      Audit fees..........................................................  $     21,325       $     8,851
      Audit related fees..................................................         2,187             1,234
      Tax fees............................................................         1,845               993
      All other fees......................................................            78                52
                                                                           ----------------   ---------------
    Total.................................................................  $     25,435       $    11,130
                                                                           ================   ===============

Audit fees for AXA Financial and AXA Equitable are paid pursuant to a single engagement letter with PwC.

Audit related fees in both years principally consist of fees for Sarbanes-Oxley
Section 404 implementation and internal control reviews.

Tax fees consist of fees for tax preparation and tax consultation services.

All other fees consist of fees for miscellaneous non-audit services.

PwC began serving as the independent registered accounting firm for AllianceBernstein and AllianceBernstein Holding in 2006 and audited AllianceBernstein's and AllianceBernstein Holding's annual financial statements for 2006. The fee table above includes audit fees and fees for other services rendered to AllianceBernstein and AllianceBernstein Holding in 2006.

AXA Equitable's audit committee has determined that all services to be provided by its independent registered public accounting firm must be reviewed and approved by the audit committee on a case-by-case basis; provided, however, that the audit committee has delegated to its chairperson the ability to pre-approve any non-audit engagement where the fees are expected to be less than or equal to $100,000 per engagement. Any exercise of this delegated authority by the audit committee chairperson is required to be reported at the next audit committee meeting.

The AllianceBernstein and AllianceBernstein Holding audit committees have adopted policies to pre-approve audit and non-audit service engagements with their independent registered public accounting firm. The independent registered public accounting firm is to provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The audit committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000. In addition, each audit committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

All services provided by PwC in 2006 were pre-approved in accordance with the procedures described above.

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

Date:  March 15, 2007        AXA EQUITABLE LIFE INSURANCE COMPANY

                             By:      /s/ Christopher M. Condron
                                      ------------------------------------------
                             Name:    Christopher M. Condron
                                      Chairman of the Board, President and Chief
                                      Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Christopher M. Condron                    Chairman of the Board, President and Chief      March 15, 2007
--------------------------------------------  Executive Officer, Director
Christopher M. Condron

/s/ Richard S. Dziadzio                       Executive Vice President and                    March 15, 2007
--------------------------------------------  Chief Financial Officer
Richard S. Dziadzio

/s/ Alvin H. Fenichel                         Senior Vice President and Controller            March 15, 2007
--------------------------------------------
Alvin H. Fenichel

/s/ Henri de Castries                         Director                                        March 15, 2007
--------------------------------------------
Henri de Castries

/s/ Bruce W. Calvert                          Director                                        March 15, 2007
--------------------------------------------
Bruce W. Calvert

/s/ Denis Duverne                             Director                                        March 15, 2007
--------------------------------------------
Denis Duverne

/s/ Charlynn Goins                            Director                                        March 15, 2007
--------------------------------------------
Charlynn Goins

/s/Anthony J. Hamilton                        Director                                        March 15, 2007
--------------------------------------------
Anthony J. Hamilton

/s/ Mary R. Henderson                         Director                                        March 15, 2007
--------------------------------------------
Mary R. Henderson

/s/ James F. Higgins                          Director                                        March 15, 2007
--------------------------------------------
James F. Higgins

/s/ Scott D. Miller                           Director                                        March 15, 2007
--------------------------------------------
Scott D. Miller

/s/ Joseph H. Moglia                          Director                                        March 15, 2007
--------------------------------------------
Joseph H. Moglia

/s/ Lorie A. Slutsky                          Director                                        March 15, 2007
--------------------------------------------
Lorie A. Slutsky

/s/ Ezra Suleiman                             Director                                        March 15, 2007
--------------------------------------------
Ezra Suleiman

/s/ Peter J. Tobin                            Director                                        March 15, 2007
--------------------------------------------
Peter J. Tobin

                               INDEX TO EXHIBITS

                                                                                                           Tag
 Number                    Description                                 Method of Filing                   Value
----------   -----------------------------------------   ---------------------------------------------  ----------
   2.1       Stock Purchase Agreement dated as of        Filed as Exhibit 2.1 to AXA
             Financial's August 30, 2000 among CSG,      Current Report on Form 8-K dated
             AXA, Equitable Life, AXA Participations     November 14, 2000 and incorporated herein
             Belgium and AXA Financial                   by reference

   2.2       Letter Agreement dated as of October 6,     Filed as Exhibit 2.2 to AXA Financial's
             2000 to the Stock Purchase Agreement        Current Report on Form 8-K dated
             among CSG, AXA, Equitable Life, AXA         November 14, 2000 and incorporated herein
             Participations Belgium and AXA              by reference
             Financial

   3.1       Restated Charter of Equitable Life, as      Filed as Exhibit 3.1(a) to registrant's
             amended January 1, 1997                     Annual Report on Form 10-K for the year
                                                         ended December 31, 1996 and incorporated
                                                         herein by reference

   3.2       Restated Charter of AXA Equitable, as       Filed as Exhibit 3.2 to registrant's Annual
             amended December 6, 2004                    Report on Form 10-K for the year ended
                                                         December 31, 3004 and incorporated herein
                                                         by reference

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

 10.5(a)     Lease, dated as of July 20, 1995,           Filed as Exhibit 10.26(a) to AXA
             between 1290 Associates, L.L.C. and         Financial's Annual Report on Form 10-K
             Equitable Life                              for the year ended December 31, 1996 and
                                                         incorporated herein by reference

 10.5(b)     First Amendment of Lease Agreement,         Filed as Exhibit 10.26(b) to AXA
             dated as of December 28, 1995, between      Financial's Annual Report on Form 10-K
             1290 Associates, L.L.C. and Equitable       for the year ended December 31, 1996 and
             Life                                        incorporated herein by reference

                                                                                                           Tag
 Number                    Description                                 Method of Filing                   Value
----------   -----------------------------------------   ---------------------------------------------  ----------
 10.5(c)     Amended and Restated Company Lease          Filed as Exhibit 10.26(c) to AXA
             Agreement (Facility Realty), made as of     Financial's Annual Report on Form 10-K
             May 1, 1996, by and between Equitable       for the year ended December 31, 1996 and
             Life and the IDA                            incorporated herein by reference

 10.5(d)     Amended and Restated Company Lease          Filed as Exhibit 10.26(d) to AXA
             Agreement (Project Property), made and      Financial's Annual Report on Form 10-K
             entered into as of May 1, 1996, by and      for the year ended December 31, 1996 and
             between the IDA, Equitable Life and         incorporated herein by reference
             EVLICO

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

  10.8       General Agent Sales Agreement               Filed as Exhibit 10.9 to the registrant's
             between Equitable Life and AXA              Annual Report on Form 10-K for the year
             Network dated as of January 1, 2000         ended December 31, 1999 and incorporated
                                                         herein by reference

  10.9       Agreement for Services by Equitable         Filed as Exhibit 10.10 to the registrant's
             Life to AXA Network dated as of January     Annual Report on Form 10-K for the year
             1, 2000                                     ended December 31, 1999 and incorporated
                                                         herein by reference

  13.1       AllianceBernstein Risk Factors              Filed herewith                                 EX-13.1

  21         Subsidiaries of the registrant              Omitted pursuant to General Instruction I
                                                         of Form 10-K

  31.1       Section 302 Certification made by the       Filed herewith                                 EX-31.1
             registrant's Chief Executive Officer

  31.2       Section 302 Certification made by the       Filed herewith                                 EX-31.2
             registrant's Chief Financial Officer

  32.1       Section 906 Certification made by the       Filed herewith                                 EX-32.1
             registrant's Chief Executive Officer

  32.2       Section 906 Certification made by the       Filed herewith                                 EX-32.2
             registrant's Chief Financial Officer