Form 10-Q
period 2007-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2007-05-11
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(212) 554-1234
Registrant's telephone number, including area code

Not applicable
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
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

As of May 11, 2007, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions. AXA Equitable Life Insurance Company assumes no duty to update any forward-looking statement. Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties. Forward-looking statements are not a guarantee of future performance. Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of AXA Equitable Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report.

PART I FINANCIAL INFORMATION
 Item 1: Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$28,499.8	$29,031.1
Mortgage loans on real estate	3,245.5	3,240.7
Equity real estate, held for the production of income	558.0	569.6
Policy loans	3,892.0	3,898.1
Other equity investments	1,699.9	1,562.1
Trading securities	590.8	465.1
Other invested assets	977.8	891.6
Total investments	39,463.8	39,658.3
Cash and cash equivalents	1,404.3	1,268.0
Cash and securities segregated, at estimated fair value	1,868.6	1,864.0
Broker-dealer related receivables	3,618.2	3,481.0
Deferred policy acquisition costs	8,534.1	8,316.5
Goodwill and other intangible assets, net	3,741.2	3,738.6
Amounts due from reinsurers	2,771.0	2,689.3
Loans to affiliates	400.0	400.0
Other assets	3,043.8	3,068.8
Separate Accounts’ assets	87,391.4	84,801.6

Total Assets	$152,236.4	$149,286.1

LIABILITIES
Policyholders’ account balances	$25,945.4	$26,439.0
Future policy benefits and other policyholders liabilities	14,169.1	14,085.4
Broker-dealer related payables	1,039.6	950.3
Customers related payables	4,009.5	3,980.7
Amounts due to reinsurers	1,113.9	1,070.8
Short-term and long-term debt	951.7	783.0
Loans from affiliates	325.0	325.0
Income taxes payable	3,040.3	2,974.2
Other liabilities	1,807.5	1,815.8
Separate Accounts’ liabilities	87,391.4	84,801.6
Minority interest in equity of consolidated subsidiaries	2,422.7	2,289.9
Minority interest subject to redemption rights	140.5	288.0
Total liabilities	142,356.6	139,803.7

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued and outstanding	2.5	2.5
Capital in excess of par value	5,163.0	5,139.6
Retained earnings	4,852.0	4,507.6
Accumulated other comprehensive loss	(137.7)	(167.3)
Total shareholder’s equity	9,879.8	9,482.4

Total Liabilities and Shareholder’s Equity	$152,236.4	$149,286.1

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$625.9	$523.6
Premiums	208.3	202.3
Net investment income	636.6	542.9
Investment gains, net	17.9	31.8
Commissions, fees and other income	1,192.9	943.9
Total revenues	2,681.6	2,244.5

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	506.4	452.8
Interest credited to policyholders’ account balances	260.3	273.3
Compensation and benefits	587.1	474.4
Commissions	432.5	333.4
Distribution plan payments	77.7	71.0
Amortization of deferred sales commissions	24.7	26.4
Interest expense	19.3	17.9
Amortization of deferred policy acquisition costs	207.7	83.3
Capitalization of deferred policy acquisition costs	(413.0)	(314.8)
Rent expense	51.1	44.5
Amortization of other intangible assets	5.9	5.9
Other operating costs and expenses	305.8	280.7
Total benefits and other deductions	2,065.5	1,748.8

Earnings from continuing operations before income taxes and minority interest	616.1	495.7
Income taxes	(172.8)	(138.3)
Minority interest in net income of consolidated subsidiaries	(145.1)	(123.0)

Earnings from continuing operations	298.2	234.4
Earnings from discontinued operations, net of income taxes	1.8	.7
Losses on disposal of discontinued operations, net of income taxes	(.4)	-

Net Earnings	$299.6	$235.1

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,139.6	4,976.3
Changes in capital in excess of par value	23.4	26.6
Capital in excess of par value, end of period	5,163.0	5,002.9

Retained earnings, beginning of year	4,507.6	4,030.8
Cumulative effect adjustment to adopt FIN 48	44.8	-
Retained earnings, beginning of year as adjusted	4,552.4	4,030.8
Net earnings	299.6	235.1
Retained earnings, end of period	4,852.0	4,265.9

Accumulated other comprehensive (loss) income, beginning of year	(167.3)	432.3
Other comprehensive income (loss)	29.6	(299.8)
Accumulated other comprehensive (loss) income, end of period	(137.7)	132.5

Total Shareholder’s Equity, End of Period	$9,879.8	$9,403.8

COMPREHENSIVE INCOME (LOSS)
Net earnings	$299.6	$235.1

Change in unrealized gains (losses) net of reclassification adjustments	20.8	(299.8)
Change in net losses not yet recognized in periodic benefit cost, net of reclassification adjustment	8.8	-
Other comprehensive income (loss)	29.6	(299.8)

Comprehensive Income (Loss)	$329.2	$(64.7)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

Net earnings	$299.6	$235.1
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Interest credited to policyholders’ account balances	260.3	273.3
Universal life and investment-type product policy fee income	(625.9)	(523.6)
Net change in broker-dealer and customer related receivables/payables	(176.7)	(65.0)
Investment gains, net	(17.9)	(31.8)
Change in income tax payable	92.1	116.2
Change in future policy benefits	31.3	(27.2)
Change in deferred policy acquisition costs	(205.3)	(231.5)
Change in segregated cash and securities, net	(4.6)	91.0
Minority interest in net income of consolidated subsidiaries	145.1	123.0
Change in fair value of guaranteed minimum income benefit reinsurance contracts	(.7)	38.3
Amortization of deferred sales commissions	24.7	26.4
Other depreciation and amortization	37.4	35.0
Amortization of other intangible assets, net	5.9	5.9
Change in accounts payable and accrued expenses	176.9	112.8
Other, net	(133.1)	27.0

Net cash (used in) provided by operating activities	(90.9)	204.9

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	494.9	709.5
Sales of investments	970.2	623.7
Purchases of investments	(955.7)	(1,099.7)
Change in short-term investments	7.7	(2.1)
Increase in capitalized software, leasehold improvements and EDP equipment	(41.0)	(26.8)
Other, net	(99.9)	(110.1)

Net cash provided by investing activities	376.2	94.5

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
CONTINUED

	2007	2006
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	957.4	953.4
Withdrawals and transfers to Separate Accounts	(1,119.3)	(838.4)
Net change in short-term financings	172.6	43.3
Other, net	(159.7)	(106.1)

Net cash (used in) provided by financing activities	(149.0)	52.2

Change in cash and cash equivalents	136.3	351.6
Cash and cash equivalents, beginning of year	1,268.0	1,112.1

Cash and Cash Equivalents, End of Period	$1,404.3	$1,463.7

Supplemental cash flow information
Interest Paid	$10.6	$25.9
Income Taxes Paid	$73.5	$8.9

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2007” and “first quarter 2006” refer to the three months ended March 31, 2007 and 2006, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. The consolidated statement of cash flows for first quarter 2006 have been revised to reflect cash outflows related to capitalization software, leasehold improvements and EDP equipment as cash used in investing activities rather than cash used by operating activities to be consistent with the 2007 presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, and as more fully described in Note 9 to the Consolidated Financial Statements, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. As a result of adopting FIN 48, the Company recognized a $44.8 million positive cumulative-effect adjustment to the January 1, 2007 balance of retained earnings to reflect a decrease in the amount of unrecognized tax benefits.

On January 1, 2007, the Company adopted SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. The SOP requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related DAC, VOBA and other related balances must be written off. The adoption of SOP 05-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently assessing the potential impacts of adoption of SFAS No. 159.

3)	INVESTMENTS

For the first quarters of 2007 and 2006, investment income is shown net of investment expenses of $88.5 million and $84.1 million, respectively.

As of March 31, 2007 and December 31, 2006, fixed maturities classified as available for sale had amortized costs of $27,946.7 million and $28,507.9 million, respectively. Also at March 31, 2007 and December 31, 2006, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $185.8 million and $187.5 million and costs of $152.1 million and $154.8 million as well as other equity securities with carrying values of $93.2 million and $97.0 million and costs of $91.6 million and $95.7 million.

As of March 31, 2007 and December 31, 2006, respectively, the Company’s trading account securities had amortized costs of $584.1 million and $438.5 million.

In the first quarters of 2007 and 2006, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $10.7 million and $31.3 million respectively were included in Net investment income in the consolidated statements of earnings.

For the first quarters of 2007 and 2006, proceeds received on sales of fixed maturities classified as available for sale amounted to $788.4 million and $597.2 million, respectively. Gross gains of $4.8 million and $12.3 million and gross losses of $7.5 million and $8.7 million were realized on these sales for the first quarters of 2007 and 2006, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale increased by $29.8 million during first quarter 2007, resulting in a balance of $553.1 million at March 31, 2007.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balances, beginning of year	$11.3	$11.8
Additions charged to income	-	.1
Deductions for writedowns and asset dispositions	(3.3)	(.3)
Balances, End of Period	$8.0	$11.6

Impaired mortgage loans along with the related investment valuation allowances for losses follow:

	March 31,	December 31,
	2007	2006
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$68.4	$76.8
Impaired mortgage loans without investment valuation allowances	5.5	.1
Recorded investment in impaired mortgage loans	73.9	76.9
Investment valuation allowances	(8.0)	(11.3)
Net Impaired Mortgage Loans	$65.9	$65.6

During the first quarters of 2007 and 2006, respectively, AXA Equitable’s average recorded investment in impaired mortgage loans was $75.4 million and $82.1 million. Interest income recognized on these impaired mortgage loans totaled $1.2 million and $1.1 million for the first quarters of 2007 and 2006, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2007 and December 31, 2006, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $60.4 million and $65.5 million.

In first quarter 2007, the Company purchased interest rate floors with a notional amount of $3.00 billion. Cash paid for these interest rate floors totaled $81.0 million.

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

Summarized financial information for the Closed Block follows:

	March 31,	December 31,
	2007	2006
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,728.3	$8,759.5
Policyholder dividend obligation	11.0	3.2
Other liabilities	31.7	29.1
Total Closed Block liabilities	8,771.0	8,791.8

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value (amortized cost of $5,997.2 and $5,967.6)	6,056.3	6,019.4
Mortgage loans on real estate	780.8	809.4
Policy loans	1,226.1	1,233.1
Cash and other invested assets	0.9	6.8
Other assets	281.4	286.2
Total assets designated to the Closed Block	8,345.5	8,354.9

Excess of Closed Block liabilities over assets designated to the Closed Block	425.5	436.9

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred income tax (benefit) expense of $16.8 and $17.0 and policyholder dividend obligation of $11.0 and $3.2	31.3	31.6

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$456.8	$468.5

Closed Block revenues and expenses follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

REVENUES:
Premiums and other income	$105.7	$111.1
Investment income (net of investment expenses of zero and $.1)	127.2	131.0
Investment gains, net	.9	.9
Total revenues	233.8	243.0

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	212.2	220.0
Other operating costs and expenses	3.9	4.1
Total benefits and other deductions	216.1	224.1

Net revenues before income taxes	17.7	18.9
Income taxes	(6.0)	(6.6)
Net Revenues	$11.7	$12.3

Reconciliations of the policyholder dividend obligation follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balance at beginning of year	$3.2	$73.7
Unrealized investment gains (losses)	7.8	(73.7)
Balance at End of Period	$11.0	$-

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise. The following tables reconcile the Earnings (losses) from discontinued operations, net of income taxes and (Losses) gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the first quarters of 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$1.0	$(.2)
Real estate held-for-sale	.3	-
Disposal of business - Enterprise	.5	.9
Total	$1.8	$.7

(Losses) Gains on Disposal of Discontinued Operations, Net of Income Taxes:
Disposal of business - Enterprise	$(.4)	$-
Total	$(.4)	$-

Wind-up Annuities

Summarized financial information for Wind-up Annuities follows:

	March 31,	December 31,
	2007	2006
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value	$773.8	$764.8
Equity real estate	165.3	169.5
Mortgage loans on real estate	2.7	2.9
Other invested assets	2.5	2.6
Total investments	944.3	939.8
Cash and cash equivalents	-	.1
Other assets	6.8	13.7
Total Assets	$951.1	$953.6

Policyholders liabilities	$778.7	$788.2
Allowance for future losses	.8	1.0
Other liabilities	171.6	164.4
Total Liabilities	$951.1	$953.6

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment expenses of $5.0 and $4.6)	$16.4	$17.7
Investment gains, net	1.5	0.4
Total revenues	17.9	18.1

Benefits and other deductions	18.7	21.1
Losses charged to allowance for future losses	(.8)	(3.0)
Pre-tax earnings (loss) from operations	-	-
Earnings (loss) from strengthening/releasing the allowance for future losses	1.1	(.3)
Income tax (expense) benefit	(.1)	.1
Earnings (Loss) from Wind-up Annuities	$1.0	$(.2)

AXA Equitable’s quarterly process for evaluating the allowance for future losses applies the current period’s results of Wind-up Annuities against the allowance, re-estimates future losses and adjusts the allowance, if appropriate. Any current period Wind-up Annuities’ operating losses in excess of the allowance are deferred as an asset to the extent that such losses will be offset by reasonably assured future net investing and operating cash flows.

Management believes the allowance for future losses at March 31, 2007 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management’s current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, periodic adjustments to the allowance are likely to result.

Real Estate Held-for-Sale

At March 31, 2007 and December 31, 2006, equity real estate held-for-sale of $32.2 million and $32.2 million was included in Other assets.

Enterprise

In first quarter 2007, $.7 million pre-tax transaction costs ($.4 million post-tax) were recorded as a result of the proposed transfer of the AXA Enterprise Funds to GSAM.

6)	GMDB, GMIB, AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts - GMDB and GMIB

The Company have certain variable annuity contracts with GMDB and GMIB features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2006	$163.7	$228.3	$392.0
Paid guarantee benefits	(7.0)	(.2)	(7.2)
Other changes in reserve	55.6	9.4	65.0
Balance at March 31, 2007	$212.3	$237.5	$449.8

Balance at January 1, 2005	$115.2	$173.6	$288.8
Paid guarantee benefits	(7.9)	(2.4)	(10.3)
Other changes in reserve	11.5	(13.6)	(2.1)
Balance at March 31, 2006	$118.8	$157.6	$276.4

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Balance at beginning of period	$23.6	$22.7
Paid guarantee benefits	(2.6)	(2.0)
Other changes in reserve	10.8	2.3
Balance at End of Period	$31.8	$23.0

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2007 values for those variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	Of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,129	$379	$300	$679	$12,487
Separate Accounts	$26,427	$7,962	$7,517	$24,975	$66,881
Net amount at risk, gross	$286	$222	$1,445	$83	$2,036
Net amount at risk, net of amounts reinsured	$285	$158	$881	$83	$1,407
Average attained age of contractholders	49.5	61.1	64.4	61.3	52.6
Percentage of contractholders over age 70	7.6%	22.7%	34.2%	21.3%	11.9%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%	3%-6%

GMIB:
Account values invested in:
General Account	N/A	N/A	$76	$894	$970
Separate Accounts	N/A	N/A	$5,089	$34,033	$39,122
Net amount at risk, gross	N/A	N/A	$275	-	$275
Net amount at risk, net of amounts reinsured	N/A	N/A	$71	-	$71
Weighted average years remaining until annuitization	N/A	N/A	2.3	8.3	7.4
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%	3%-6%

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

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2007	2006
	(In Millions)

GMDB:
Equity	$43,916	$42,885
Fixed income	4,523	4,438
Balanced	16,211	14,863
Other	2,231	2,121
Total	$66,881	$64,307

GMIB:
Equity	$23,818	$22,828
Fixed income	2,784	2,727
Balanced	11,452	10,439
Other	1,068	990
Total	$39,122	$36,984

C) Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At March 31, 2007, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $44,245 million and $102 million, respectively, with the GMDB feature and $26,792 million and zero, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in future policy benefits and other policyholders liabilities, and related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2006	$66.8	$(47.9)	$18.9
Paid guarantee benefits	-	-	-
Other changes in reserves	8.2	(7.0)	1.2
Balance at March 31, 2007	$75.0	$(54.9)	$20.1

Balance at January 1, 2005	$34.8	$(20.4)	$14.4
Paid guarantee benefits	-	-	-
Other changes in reserves	6.0	(5.2)	0.8
Balance at March 31, 2006	$40.8	$(25.6)	$15.2

7)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense follow:

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Service cost	$9.5	$9.4
Interest cost on projected benefit obligation	31.9	30.0
Expected return on assets	(47.9)	(45.2)
Net amortization and deferrals	13.5	18.8
Net Periodic Pension Expense	$7.0	$13.0

8)	SHARE-BASED COMPENSATION PROGRAMS

For the first quarters of 2007 and 2006, respectively, the Company recognized compensation cost of $10.8 million and $20.3 million for share-based payment arrangements. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the consolidated financial statements on a fair value basis.

On March 25, 2007 and March 28, 2007, respectively, approximately 364,620 performance units earned under the AXA Performance Unit Plan 2004 and approximately 545,076 performance units earned under the AXA Performance Unit Plan 2005 were fully vested for total value of approximately $37.9 million, including incremental units earned under each of these plans from having exceeded the targeted 2006 performance criteria by 11.5%. Distributions to participants were made on April 12, 2007, resulting in cash settlements of approximately 84% of these performance units for aggregate value of approximately $31.7 million and equity settlements of the remainder with approximately 147,848 restricted AXA ADRs for aggregate value of approximately $6.3 million. These AXA ADRs were sourced from shares held by AXA Financial in treasury.

9)	INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the Company recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits at January 1, 2007 was $371.3 million. Of that total, $276.9 million would affect the effective tax rate and $94.4 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. At March 31, 2007, the total amount of unrecognized tax benefits was $374.6 million, of which $280.2 million would affect the effective rate and $94.4 million was timing in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at March 31, 2007 and January 1, 2007 were $49.4 million and $46.1 million, respectively. During first quarter 2007, the Company recognized $3.3 million in interest related to unrecognized tax benefits and classified these amounts in tax expense.

The IRS is currently examining AXA Financial's consolidated 2002 and 2003 Federal corporate income tax returns. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these proceedings. The possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, except as described below:

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company, was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan. The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents. Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective. Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees. Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan. Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them. The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees. In March 2007, AXA Equitable filed a motion to dismiss.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the action described above or those described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, and believes that the ultimate resolution of the litigation described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006 will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matter described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)

Segment revenues:
Insurance	$1,648.5	$1,337.9
Investment Management (1)	1,056.3	928.8
Consolidation/elimination	(23.2)	(22.2)
Total Revenues	$2,681.6	$2,244.5

(1) Net of interest expense incurred on securities borrowed

Segment earnings from continuing operations before income taxes and minority interest:
Insurance	$323.8	$229.0
Investment Management	292.3	266.7
Consolidation/elimination	-	-

Total Earnings from Continuing Operations before Income Taxes and Minority Interest	$616.1	$495.7

	March 31,	December 31,
	2007	2006
	(In Millions)
Segment assets:
Insurance	$135,686.4	$133,047.0
Investment Management	16,557.9	16,239.4
Consolidation/elimination	(7.9)	(.3)
Total Assets	$152,236.4	$149,286.1

In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, the Company recorded a non-cash $29.1 million realized gain. On February 23, 2007, AXA Financial acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%. The remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price during the period November 23, 2007 through October 2, 2009. At March 31, 2007 and December 31, 2006, the Company’s beneficial ownership in AllianceBernstein was approximately 45.6%.

12)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $16.4 million and $15.1 million, respectively, for the first quarters 2007 and 2006.

AXA Equitable paid $199.3 million and $185.8 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters 2007 and 2006. AXA Equitable charged AXA Distribution’s subsidiaries $89.8 million and $78.8 million, respectively, for their applicable share of operating expenses for the first quarters 2007 and 2006, pursuant to the Agreements for Services.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2007 Compared to First Quarter 2006

Net earnings for the Company totaled $299.6 million for first quarter 2007, $64.5 million higher than the $235.1 million reported for first quarter 2006, as the Insurance segment’s net earnings increase of $66.5 million to $225.6 million was partially offset by a $2.0 million decrease for the Investment Management segment to $74.0 million. In first quarter 2007 and 2006, respectively, pre-tax earnings of $0.8 million ($0.5 million post-tax) and $1.4 million ($0.9 million post-tax) and a pre-tax loss of $0.6 million ($0.4 million) in the 2007 quarter were recognized related to the proposed transfer of AXA Enterprise Funds. Earnings from continuing operations before income taxes and minority interest were $616.1 million for first quarter 2007, an increase of $120.4 million from the year earlier quarter as the Insurance and Investment Management segments’ pre-tax earnings increased $94.8 million and $25.6 million, respectively. The first quarter 2007 increase in pre-tax earnings to $323.8 million in the Insurance segment was primarily due to higher policy fees and investment income partially offset by higher commission, compensation and benefits and policyholders’ benefits. The Investment Management segment’s increase in first quarter 2007 pre-tax earnings to $292.3 million was principally due to higher earnings at AllianceBernstein. The Company adopted the provisions of SFAS No. 123(R) and recognized $11.8 million ($8.1 million after-tax) and $20.3 million ($14.0 million after-tax) in compensation cost for share-based payment arrangements in the first quarters of 2007 and 2006, respectively.

In 2003, AXA Equitable initiated a program intended to provide economic hedges for certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to include economic hedges for certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133. Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility. Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis. Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations. In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings. Conversely, in periods of equity and interest rate market declines, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings. Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related economic futures hedge and reinsurance risk management programs.

Revenues. In first quarter 2007, total revenues increased $437.1 million to $2.68 billion. The Insurance and Investment Management segments’ revenues increased by $310.6 million and $127.5 million to $1.65 billion and $1.06 billion, respectively, in first quarter 2007.

Policy fee income was $625.9 million, $102.3 million higher than first quarter 2006 primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income increased $93.7 million to $636.6 million in first quarter 2007. The $106.2 million increase for the Insurance segment was primarily due to a lower decrease in the fair value of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts, $25.3 million in first quarter 2007 as compared to $126.6 million in first quarter 2006. The $12.5 million decrease for the Investment Management segment was primarily related to a smaller change in the market value of trading securities, $9.6 million in first quarter 2007 as compared to $26.2 million in the prior year period.

Investment gains totaled $17.9 million in first quarter 2007, as compared to $31.8 million in first quarter 2006. The Insurance segment reported gains of $6.9 million in the 2007 period as compared to $0.8 million in losses in first quarter 2006 while the Investment Management segment posted $21.6 million lower gains, $11.0 million and $32.6 million in the first quarter of 2007 and 2006, respectively. The Insurance segment’s increase in the 2007 quarter primarily resulted from lower writedowns on General Account fixed maturities, $2.7 million in first quarter 2007 as compared to $6.0 million in first quarter 2006 as well as higher gains related to mortgage loans and equity real estate. The Investment Management’s decrease in investment gains was principally due to lower non-cash gains in first quarter 2007 than in first quarter 2006 resulting from the issuance of its units to AllianceBernstein employees in connection with its long-term incentive plans in the respective quarters.

Commissions, fees and other income increased $249.0 million to $1.19 billion in first quarter 2007 with increases of $161.6 million and $88.4 million in the Investment Management and Insurance segments, respectively. The Investment Management segment increase was principally due to higher investment advisory and services fees at AllianceBernstein in first quarter 2007 as compared to first quarter 2006. The 23.7% increase of $148.8 million to $775.5 million in investment advisory and services fees was primarily due to a 20.6% increase in average assets under management (“AUM”) resulting from net asset inflows, market appreciation and higher performance fees. The Insurance segment increase to $199.8 million in first quarter 2007 was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base and to an increase in the fair value of the GMIB reinsurance contracts in the 2007 period as compared with a decrease in first quarter 2006. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. In first quarter 2007, the fair value of these contracts increased $0.7 million as compared to the $38.3 million decrease in fair value during first quarter 2006 due to market fluctuations.

Benefits and Other Deductions. In first quarter 2007, total benefits and other deductions increased $316.7 million to $2.07 billion as the Insurance and Investment Management segments reported increases of $215.8 million and $101.9 million, respectively.

Policyholders’ benefits totaled $506.4 million, an increase of $53.6 million from the $452.8 million reported for first quarter 2006. The increase was principally due to the $50.0 million increase in the GMDB/GMIB reserves due to the growth of the business and a change in assumption related to expected annuitant mortality.

Total compensation and benefits increased $112.7 million to $587.1 million in first quarter 2007 with increases of $70.5 million and $42.4 million for the Investment Management and Insurance segments, respectively. The Investment Management segment increase in first quarter 2007 reflected the $25.5 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, higher severance and higher fringe benefits reflecting the increased compensation levels, the $25.1 million increase in incentive compensation and the $19.5 million increase in commission expense due to higher sales volume across all distribution channels and Institutional Research Services at AllianceBernstein. The increase in compensation and benefits to $140.8 million for the Insurance segment was primarily related to the absence of the $45.4 million decrease in other benefits in first quarter 2006 due to the announced curtailment of the age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006.

For first quarter 2007, commissions in the Insurance segment totaled $432.5 million, an increase of $99.1 million when compared to $333.4 million from first quarter 2006 principally due to higher sales of life insurance and annuity products.

There was a $6.7 million increase in distribution plan payments by AllianceBernstein to $77.7 million in first quarter 2007 due to higher sales of company-sponsored mutual funds.

DAC amortization increased to $207.7 million in first quarter 2007, up $124.4 million from the 2006 quarter. This increase in amortization was principally related to reactivity to higher current margins on products that are DAC reactive, lower decreases in first quarter 2007 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, an increase in fair value of the GMIB reinsurance asset and the impacts of DAC unlocking. In first quarter 2007, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $4.9 million. In first quarter 2006, DAC unlocking, principally related to the recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $59.2 million.

DAC capitalization totaled $413.0 million, an increase of $98.2 million from the $314.8 million reported in first quarter 2006, primarily due to higher sales of life and annuity products.

Other operating costs and expenses increased $18.3 million for first quarter 2007 with an increase of $21.3 million in the Investment Management partially offset by a slight decrease in the Insurance segment’s expenses as compared to first quarter 2006. The $25.1 million increase in the 2007 quarter as compared to the year earlier quarter resulted from increases of $21.3 million and $4.5 million in the Investment Management and Insurance segments in first quarter 2007. The Investment Management segment increase in first quarter 2007 primarily resulted from higher travel and promotional materials costs and higher occupancy and technology expenses, partially offset by lower legal costs, at AllianceBernstein.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for first quarter 2007 were $4.61 billion, a $431.2 million increase from the 2006 quarter with $416.9 million higher first year premiums and deposits in first quarter 2007 ($3.36 billion) than in the prior year’s comparable quarter. This increase was primarily due to higher sales of variable annuity products, $244.6 million in the wholesale distribution channel and $93.5 million the retail channel, while sales of fixed annuities were off somewhat in both channels. In addition, there was an $82.6 million increase in first year premiums and deposits for the life products, principally due to $81.0 million higher sales of interest sensitive life products in the wholesale channel.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $2.00 billion in first quarter 2006 to $2.58 billion for first quarter 2007. There was a $558.3 million increase in individual annuities surrenders and withdrawals to $2.91 billion with smaller increases of $22.1 million and $0.8 million in variable and interest-sensitive life and traditional life product lines, respectively. The annualized annuities surrender rate increased to 9.8% in first quarter 2007 from 9.0% in first quarter 2006, while the individual life surrender rates increased to 4.0% from 3.8% for the same respective periods. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	March 31,
	2007	2006

Third party	$677,109	$552,516
AXA Equitable General Account, AXA Financial Group and its other affiliates	54,678	54,794
Insurance Group Separate Accounts	91,265	79,419
Total Assets Under Management	$823,052	$686,729

Third party assets under management at March 31, 2007 increased $124.59 billion from March 31, 2006 primarily due to increases at AllianceBernstein. AXA Equitable General Account, AXA Financial Group and its other affiliates’ assets under management decreased $116 million from first quarter 2006. The $11.85 billion increase in Insurance Group Separate Account assets under management at the end of first quarter 2007 as compared to the comparable 2006 date resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at the end of first quarter 2007 totaled $741.7 billion as compared to $617.6 billion at March 31, 2006 with market appreciation of $74.6 billion and net inflows across all distribution channels totaling $49.1 billion. Non-US clients accounted for 36.7% of the March 31, 2007 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. At March 31, 2007, AXA Equitable had no short-term debt or commercial paper outstanding.

AllianceBernstein. For the three months ended March 31, 2007 and 2006, respectively, cash flows included inflows of $17.5 million and $39.9 million representing additional investments by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $14.1 million and $16.1 million to fund deferred compensation plans. Cash flows in the first quarter of 2007 and 2006, respectively, also included $161.4 million and $38.1 million from the issuance of commercial paper. In the 2006 period, cash outflows of $47.2 million related to the issuance of AllianceBernstein Holding units in exchange for cash awards under a compensation plan; no similar outflows occurred in first quarter 2007. Capital expenditures at AllianceBernstein were $26.9 million in first quarter 2007 compared to $20.9 million in first quarter 2006. Proceeds from net sales of investments totaled $5.8 million in the 2007 quarter as compared to $32.6 million in net purchases of investments in the year earlier quarter. Available cash flow for cash distributions from AllianceBernstein totaled $419.1 million and $290.8 million for first quarter 2007 and 2006, respectively.

At March 31, 2007 and 2006, respectively, AllianceBernstein had $503.6 million and $39.0 million under its commercial paper program outstanding; no amounts were outstanding under its revolving credit facility at March 31, 2007 and 2006. At March 31, 2006, AllianceBernstein had $7.5 million of short-term debt; no short-term debt was outstanding at March 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously reported in the 2006 Form 10-K.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

	Number	Description and Method of Filing

	31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2007	AXA EQUITABLE LIFE INSURANCE COMPANY

		By	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 11, 2007		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and Controller