Form 10-Q
period 2007-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2007-08-13
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 2007

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

(212) 554-1234
Registrant’s telephone number, including area code

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 13, 2007, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
	(Unaudited)	2006
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$27,706.8	$29,031.1
Mortgage loans on real estate	3,272.3	3,240.7
Equity real estate, held for the production of income	491.8	506.1
Policy loans	3,900.5	3,898.1
Other equity investments	1,910.4	1,562.1
Trading securities	642.0	465.1
Other invested assets	955.1	891.6
Total investments	38,878.9	39,594.8
Cash and cash equivalents	1,579.0	1,268.0
Cash and securities segregated, at estimated fair value	1,548.7	1,864.0
Broker-dealer related receivables	3,944.1	3,481.0
Deferred policy acquisition costs	8,960.4	8,316.5
Goodwill and other intangible assets, net	3,738.2	3,738.6
Amounts due from reinsurers	2,758.0	2,689.3
Loans to affiliates	-	400.0
Other assets	3,093.0	3,132.3
Separate Accounts’ assets	93,271.8	84,801.6
Total Assets	$157,772.1	$149,286.1

LIABILITIES
Policyholders’ account balances	$25,684.1	$26,439.0
Future policy benefits and other policyholders liabilities	14,180.3	14,085.4
Broker-dealer related payables	1,143.6	950.3
Customers related payables	4,072.4	3,980.7
Amounts due to reinsurers	1,087.0	1,070.8
Short-term and long-term debt	767.9	783.0
Loans from affiliates	325.0	325.0
Income taxes payable	2,839.3	2,974.8
Other liabilities	2,204.1	1,815.2
Separate Accounts’ liabilities	93,271.8	84,801.6
Minority interest in equity of consolidated subsidiaries	2,488.2	2,289.9
Minority interest subject to redemption rights	143.6	288.0
Total liabilities	148,207.3	139,803.7

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued and outstanding	2.5	2.5
Capital in excess of par value	5,194.4	5,139.6
Retained earnings	4,770.2	4,507.6
Accumulated other comprehensive loss	(402.3)	(167.3)
Total shareholder’s equity	9,564.8	9,482.4
Total Liabilities and Shareholder’s Equity	$157,772.1	$149,286.1

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

REVENUES

Universal life and investment-type product policy fee income	$673.5	$549.6	$1,299.4	$1,073.2
Premiums	201.8	204.2	410.1	406.5
Net investment income	479.8	715.9	1,114.1	1,258.7
Investment gains, net	6.7	13.3	24.6	45.1
Commissions, fees and other income	1,247.8	1,126.8	2,440.7	2,070.7
Total revenues	2,609.6	2,609.8	5,288.9	4,854.2

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	466.8	492.1	973.2	944.9
Interest credited to policyholders’ account balances	260.5	242.5	520.8	515.8
Compensation and benefits	607.6	490.7	1,194.7	965.1
Commissions	456.7	357.2	889.2	690.6
Distribution plan payments	84.8	72.8	162.5	143.8
Amortization of deferred sales commissions	24.8	23.6	49.5	50.0
Interest expense	19.0	18.4	38.3	36.3
Amortization of deferred policy acquisition costs	170.3	264.7	378.0	348.0
Capitalization of deferred policy acquisition costs	(433.1)	(338.1)	(846.1)	(652.9)
Rent expense	52.4	51.5	103.5	96.0
Amortization of other intangible assets	6.1	5.9	12.0	11.8
Other operating costs and expenses	325.0	299.5	630.8	580.2
Total benefits and other deductions	2,040.9	1,980.8	4,106.4	3,729.6

Earnings from continuing operations before income taxes and minority interest	568.7	629.0	1,182.5	1,124.6
Income taxes	(155.7)	(171.9)	(327.7)	(310.2)
Minority interest in net income of consolidated subsidiaries	(180.2)	(140.2)	(325.3)	(263.2)

Earnings from continuing operations	232.8	316.9	529.5	551.2
Losses from discontinued operations, net of income taxes	(14.6)	(2.6)	(11.3)	(1.8)
Loss on disposal of discontinued operations, net of income taxes	-	-	(.4)	-

Net Earnings	$218.2	$314.3	$517.8	$549.4

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY

Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,139.6	4,976.3
Changes in capital in excess of par value	54.8	69.7
Capital in excess of par value, end of period	5,194.4	5,046.0

Retained earnings, beginning of year	4,507.6	4,030.8
Cumulative effect adjustment to adopt FIN 48	44.8	-
Retained earnings, beginning of year as adjusted	4,552.4	4,030.8
Net earnings	517.8	549.4
Shareholder dividends paid	(300.0)	(300.0)
Retained earnings, end of period	4,770.2	4,280.2

Accumulated other comprehensive (loss) income, beginning of year	(167.3)	432.3
Other comprehensive loss	(235.0)	(526.5)
Accumulated other comprehensive loss, end of period	(402.3)	(94.2)

Total Shareholder’s Equity, End of Period	$9,564.8	$9,234.5

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

Net earnings	$517.8	$549.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	520.8	515.8
Universal life and investment-type product policy fee income	(1,299.4)	(1,073.2)
Net change in broker-dealer and customer related receivables/payables	(420.6)	334.3
Investment gains, net	(24.6)	(45.1)
Change in segregated cash and securities, net	315.3	(140.7)
Change in deferred policy acquisition costs	(468.1)	(304.9)
Change in future policy benefits	5.6	(25.2)
Change in income taxes payable	76.1	244.2
Minority interest in net income of consolidated subsidiaries	325.3	263.2
Change in fair value of guaranteed minimum income benefit reinsurance contracts	48.0	(17.2)
Amortization of deferred sales commissions	49.5	50.0
Other depreciation and amortization	71.1	69.6
Amortization of other intangible assets	12.0	11.8
Change in accounts payable and accrued expenses	496.7	201.7
Other, net	93.8	25.5

Net cash provided by operating activities	319.3	659.2

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	1,232.4	1,496.2
Sales of investments	1,403.3	1,179.6
Purchases of investments.	(2,087.9)	(2,846.7)
Change in short-term investments	7.4	72.4
Decrease in loans to affiliates	400.0	-
Change in capitalized software, leasehold improvements and EDP equipment	(87.2)	(64.6)
Other, net	(267.2)	(90.5)

Net cash provided by (used in) investing activities	600.8	(253.6)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 - CONTINUED
(UNAUDITED)

	2007	2006
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,028.5	$1,994.5
Withdrawals and transfers to Separate Accounts	(2,063.5)	(1,630.0)
Net change in short-term financings	(15.2)	7.9
Shareholder dividends paid	(300.0)	(300.0)
Other, net	(258.9)	(222.2)

Net cash used in financing activities	(609.1)	(149.8)

Change in cash and cash equivalents	311.0	255.8
Cash and cash equivalents, beginning of year	1,268.0	1,112.1

Cash and Cash Equivalents, End of Period	$1,579.0	$1,367.9

Supplemental cash flow information
Interest Paid	$28.7	$26.5
Income Taxes Paid	$217.6	$88.7

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2007” and “second quarter 2006” refer to the three months ended June 30, 2007 and 2006, respectively. The terms “first half of 2007” and “first half of 2006” refer to the six months ended June 30, 2007 and 2006, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. The consolidated statement of cash flows for the first half of 2006 has been revised to reflect cash outflows related to capitalization software, leasehold improvements and EDP equipment as cash used in investing activities rather than cash used by operating activities to be consistent with the 2007 presentation.

2)	ACCOUNTING CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, and as more fully described in Note 9 to the Consolidated Financial Statements, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes. FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods. In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. As a result of adopting FIN 48, the Company recognized a $44.8 million cumulative-effect adjustment that increased the January 1, 2007 balance of retained earnings reflecting a decrease in the amount of unrecognized tax benefits.

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

In June 2007, the AICPA issued SOP 07-1 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”. The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”). The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impacts of adoption of SOP 07-1.

3)	INVESTMENTS

For second quarter and the first half of 2007 and of 2006, investment income is shown net of investment expenses of $85.4 million, $174.4 million, $74.6 million and $156.8 million, respectively.

As of June 30, 2007 and December 31, 2006, fixed maturities classified as available for sale had amortized costs of $27,766.5 million and $28,507.9 million, respectively. Also at June 30, 2007 and December 31, 2006, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $193.7 million and $187.5 million and costs of $151.0 million and $154.8 million as well as other equity securities with carrying values of $50.4 million and $97.0 million and costs of $41.4 million and $95.7 million.

As of June 30, 2007 and December 31, 2006, respectively, the Company’s trading account securities had amortized costs of $640.6 million and $438.5 million.

In second quarter and the first half of 2007 and of 2006, respectively, net unrealized and realized holding gains (losses) on trading account equity securities of $41.4 million, $51.9 million, $(18.4) million and $12.9 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first half of 2007 and of 2006, proceeds received on sales of fixed maturities classified as available for sale amounted to $995.2 million and $1,034.2 million, respectively. Gross gains of $6.2 million and $28.9 million and gross losses of $11.6 million and $18.8 million were realized on these sales for the first half of 2007 and 2006, respectively. Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $582.9 million during the first half of 2007, resulting in a net unrealized loss balance of $59.7 million at June 30, 2007.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Six Months Ended
	June 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$11.3	$11.8
Additions charged to income	-	0.1
Deductions for writedowns and asset dispositions	(3.3)	(0.4)
Balances, End of Period	$8.0	$11.5

Impaired mortgage loans along with the related investment valuation allowances follow:

	June 30,	December 31,
	2007	2006
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$68.3	$76.8
Impaired mortgage loans without investment valuation allowances	3.5	0.1
Recorded investment in impaired mortgage loans	71.8	76.9
Investment valuation allowances	(8.0)	(11.3)
Net Impaired Mortgage Loans	$63.8	$65.6

During the first half of 2007 and 2006, respectively, AXA Equitable’s average recorded investment in impaired mortgage loans was $73.1 million and $80.8 million. Interest income recognized on these impaired mortgage loans totaled $2.3 million and $2.2 million for the first half of 2007 and of 2006, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2007 and December 31, 2006, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $63.8 million and $65.5 million.

In the first half of 2007, the Company purchased interest rate floors with a notional amount of $3.00 billion. Cash paid for these interest rate floors totaled $81.0 million. For the second quarter and first half of 2007, declines in the fair value of these interest rate floors totaled $29.6 million and $37.7 million, respectively, and were reported in Net investment income in the consolidated statements of earnings.

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

If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block were less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

Many expenses related to Closed Block operations, including amortization of DAC, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

Summarized financial information for the Closed Block follows:

	June 30,	December 31,
	2007	2006
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,701.5	$8,759.5
Policyholder dividend obligation	-	3.2
Other liabilities	35.1	29.1
Total Closed Block liabilities	8,736.6	8,791.8

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value (amortized cost of $6,007.7 and $5,967.6)	5,928.9	6,019.4
Mortgage loans on real estate	792.8	809.4
Policy loans	1,216.3	1,233.1
Cash and other invested assets	8.3	6.8
Other assets	294.7	286.2
Total assets designated to the Closed Block	8,241.0	8,354.9

Excess of Closed Block liabilities over assets designated to the Closed Block	495.6	436.9

Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains, net of deferred income tax (benefit) expense of ($27.5) and $17.0 and policyholder dividend obligation of zero and $3.2	(51.3)	31.6

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$444.3	$468.5

Closed Block revenues and expenses follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

REVENUES:
Premiums and other income	$104.3	$108.1	$210.0	$219.2
Investment income (net of investment expenses of $0, $0, $0 and $0)	124.4	126.2	251.6	257.2
Investment gains (losses), net	3.0	(3.0)	3.9	(2.1)
Total revenues	231.7	231.3	465.5	474.3

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	212.3	213.7	427.6	436.8
Other operating costs and expenses	.1	.8	1.4	1.8
Total benefits and other deductions	212.4	214.5	429.0	438.6

Net revenues before income taxes	19.3	16.8	36.5	35.7
Income taxes	(7.1)	(6.2)	(12.3)	(12.8)
Net Revenues	$12.2	$10.6	$24.2	$22.9

Reconciliations of the policyholder dividend obligation follow:

	Six Months Ended
	June 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$3.2	$73.7
Unrealized investment losses	(3.2)	(73.7)
Balances, End of Period	$-	$-

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise. The following tables reconcile the Losses from discontinued operations, net of income taxes and Loss on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for second quarter and first half of 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Losses from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(.5)	$.2	$.4	$-
Real estate held-for-sale	(14.4)	(3.5)	(12.6)	(3.5)
Results of operations - Enterprise	.3	.7	.9	1.7
Total	$(14.6)	$(2.6)	$(11.3)	$(1.8)

Loss on Disposal of Discontinued Operations, Net of Income Taxes:
Disposal of business - Enterprise	-	-	(.4)	-
Total	$-	$-	$(.4)	$-

Summarized financial information for Wind-up Annuities follows:

	June 30,	December 31,
	2007	2006
BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value (amortized cost of $685.5 and $752.7)	$683.6	$764.8
Equity real estate	165.0	169.5
Mortgage loans on real estate	2.5	2.9
Other invested assets	2.2	2.6
Total investments	853.3	939.8
Cash and cash equivalents	37.2	.1
Other assets	26.1	13.7
Total Assets	$916.6	$953.6

Policyholders liabilities	$771.1	$788.2
Allowance for future losses	-	1.0
Other liabilities	145.5	164.4
Total Liabilities	$916.6	$953.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment expenses of $4.8, $4.5, $9.8 and $9.1)	$16.5	$18.4	$32.9	$36.1
Investment gains, net	2.8	4.8	4.3	5.2
Total revenues	19.3	23.2	37.2	41.3

Benefits and other deductions	20.4	18.7	39.1	39.8
(Losses charged) earnings credited to the allowance for future losses	(1.1)	4.5	(1.9)	1.5
Pre-tax results from operations	-	-	-	-
Pre-tax (loss) earnings from strengthening/releasing the allowance for future losses	(1.1)	.3	(.1)	-
Income tax benefit (expense)	.6	(.1)	.5	-
(Losses) Earnings from Wind-up Annuities	$(.5)	$.2	$.4	$-

AXA Equitable’s quarterly process for evaluating the allowance for future losses applies the current period’s results of Wind-up Annuities against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate. Any current period Wind-up Annuities’ operating losses in excess of the allowance are deferred as an asset to the extent that such losses will be offset by reasonably assured future net investing and operating cash flows.

Management believes the allowance for future losses at June 30, 2007 is adequate to provide for all future losses; however, the determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets. There can be no assurance the losses provided for will not differ from the losses ultimately realized. To the extent actual results or future projections of Wind-up Annuities differ from management’s current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, periodic adjustments to the allowance are likely to result.

Real Estate Held-for-Sale

At June 30, 2007 and December 31, 2006, equity real estate held-for-sale of $74.2 million and $95.7 million was included in Other assets.

Enterprise

In first half of 2007, $.7 million pre-tax transaction costs ($.4 million post-tax) were recorded as a result of the transfer of 26 of 27 of the AXA Enterprise Funds to Goldman Sachs Asset Management L.P. Proceeds received on the transfer of the AXA Enterprise Funds totaled $25.8 million. In first half of 2007, an impairment of $.7 million pre-tax ($.5 million post-tax) was recorded on intangible assets associated with investment management contracts based upon estimated fair value.

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

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages; or

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or an annual reset.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$163.7	$228.3	$392.0
Paid guarantee benefits	(13.2)	(1.7)	(14.9)
Other changes in reserve	60.1	6.1	66.2
Balance at June 30, 2007	$210.6	$232.7	$443.3

Balance at January 1, 2006	$115.2	$173.6	$288.8
Paid guarantee benefits	(17.4)	(1.6)	(19.0)
Other changes in reserve	40.7	(1.3)	39.4
Balance at June 30, 2006	$138.5	$170.7	$309.2

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2007	2006
	(In Millions)

Balance at beginning of year	$23.6	$22.7
Paid guarantee benefits	(4.8)	(5.2)
Other changes in reserve	7.3	(6.5)
Balance at End of Period	$26.1	$24.0

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2007 values for those variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	Of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$10,903	$386	$312	$734	$12,335
Separate Accounts	$27,944	$8,402	$7,793	$27,888	$72,027
Net amount at risk, gross	$227	$161	$1,286	$64	$1,738
Net amount at risk, net of amounts reinsured	$227	$116	$784	$64	$1191
Average attained age of contractholders	49.3	61.3	64.9	61.5	52.7
Percentage of contractholders over age 70	7.3%	23.4%	35.9%	21.6%	12.0%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

GMIB:
Account values invested in:
General Account	N/A	N/A	$72	$950	$1,022
Separate Accounts	N/A	N/A	$5,120	$37,567	$42,687
Net amount at risk, gross	N/A	N/A	$199	-	$199
Net amount at risk, net of amounts reinsured	N/A	N/A	$51	-	$51
Weighted average years remaining until annuitization	N/A	N/A	2.2	8.3	2.2
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2007	2006
	(In Millions)

GMDB:
Equity	$47,374	$42,885
Fixed income	4,485	4,438
Balanced	17,978	14,863
Other	2,190	2,121
Total	$72,027	$64,307

GMIB:
Equity	$26,135	$22,828
Fixed income	2,765	2,727
Balanced	12,745	10,439
Other	1,042	990
Total	$42,687	$36,984

C) Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002. In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent not reinsured. At June 30, 2007, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $51,350 million and $144 million, respectively, with the GMDB feature and $30,540 million and zero, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Accounts in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2007	$66.8	$(47.9)	$18.9
Other changes in reserves	23.7	(20.5)	3.2
Balance at June 30, 2007	$90.5	$(68.4)	$22.1

Balance at January 1, 2006	$34.8	$(20.4)	$14.4
Other changes in reserves	13.1	(12.0)	1.1
Balance at June 30, 2006	$47.9	$(32.4)	$15.5

7)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified plans follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Service cost	$9.5	$9.5	$19.0	$19.0
Interest cost on projected benefit obligation	31.9	30.6	63.9	61.1
Expected return on assets	(47.9)	(46.3)	(95.7)	(92.5)
Net amortization and deferrals	13.5	20.4	27.0	40.7
Net Periodic Pension Expense	$7.0	$14.2	$14.2	$28.3

8)	ACCOUNTING FOR SHARE-BASED COMPENSATION

For the second quarter and first half of 2007 and 2006, respectively, the Company recognized compensation costs of $19.7 million, $30.6 million, $6.6 million and $25.8 million for share-based payment arrangements. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the consolidated financial statements on a fair value basis.

On May 10, 2007, approximately 3.1 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 34.61 euros, of which approximately 2.3 million have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term. The last tranche of awards exceeding 5,000 options, or approximately 0.5 million options, are subject to conditional vesting terms that require the AXA ordinary share price to outperform the EURO STOXX Insurance index measured between May 10, 2007 and May 10, 2011. All of the options granted on May 10, 2007 have a ten-year contractual term. The weighted average grant date fair value per option award was estimated at $9.61, using a Monte-Carlo simulation approach to model the value of the conditional vesting feature. Key assumptions used in the valuation include expected volatility of 27.5%, weighted average expected term of 5.5 years, expected dividend yield of 4.10% and a risk-free interest rate of 4.40%. Beginning at the grant date, the total fair value of this award, net of expected forfeitures, of approximately $25.5 million, is charged to expense over the shorter of the vesting term or to the date at which the participant becomes retirement eligible. In second quarter 2007, AXA Financial Group recognized compensation expense of approximately $10.6 million in respect of the May 10, 2007 grant of options.

On May 10, 2007, under the terms of the AXA Performance Unit Plan 2007, the AXA Management Board awarded 546,246 unearned performance units to employees of AXA Financial subsidiaries. During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group. The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake. Performance units earned under the 2007 plan cliff-vest on the second anniversary of their date of award. When fully-vested, the performance units earned will be settled in cash, or in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period. For 2007 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on May 8, 2009. In second quarter 2007, AXA Financial Group recognized compensation expense of approximately $5.4 million in respect of the May 10, 2007 grant of performance units.

On March 21, 2007, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards made under the terms of the AXA Performance Unit Plan 2006 and expected to vest on March 31, 2008. Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR, based on 502,500 notional shares. The forward purchase contract requires that AXA Financial take delivery of 167,500 AXA ADRs on March 31, 2008 for payment of $43.4740 per share, or approximately $7.3 million. This forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheet at June 30, 2007 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

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

As a result of the implementation of FIN 48 as of January 1, 2007, the Company recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits at January 1, 2007 was $371.3 million. Of that total, $276.9 million would affect the effective tax rate and $94.4 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. At June 30, 2007, the total amount of unrecognized tax benefits was $377.9 million of which $283.5 million would affect the effective rate and $94.4 million was timing in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at June 30, 2007 and January 1, 2007 are $52.7 million and $46.1 million, respectively. Tax expense for the second quarter and first half of 2007 reflected $3.3 and $6.6 million in interest related to unrecognizable tax benefits.

The IRS is currently examining the AXA Financial’s consolidated 2002 and 2003 Federal corporate income tax returns. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceedings. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

Income taxes for interim periods have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, except as described below:

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan. The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents. Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective. Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees. Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan. Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them. The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees. In March 2007, AXA Equitable filed a motion to dismiss. In July 2007, the plaintiffs filed an amended complaint that (i) redefined the scope of the class to now include all retired employee and independent contractor agents formerly employed by AXA Equitable who received medical benefits after December 1, 2000 or who will receive such benefits in the future, excluding certain retired agents, and (ii) eliminated the claim based on a breach of fiduciary duty and certain claims related to health care costs.

In Centre Life Insurance Company, in July 2007, Centre filed an amended arbitration claim, which alleges claims substantially similar to those included in the original arbitration claim.

In Bolea, the plaintiff voluntarily dismissed the complaint in April 2007 and, in June 2007, refiled a virtually identical complaint in the District Court for the Northern District of California.

In Aucoin, plaintiff’s time to file an appeal expired in June 2007 and the parties submitted a fully executed stipulation withdrawing appeal in July 2007.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above or those described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, and believes that the ultimate resolution of the litigation described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006 will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matters described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters. Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Segment revenues:
Insurance	$1,464.8	$1,687.0	$3,111.0	$3,024.8
Investment Management (1)	1,169.1	945.1	2,225.4	1,873.9
Consolidation/elimination	(24.3)	(22.3)	(47.5)	(44.5)
Total Revenues	$2,609.6	$2,609.8	$5,288.9	$4,854.2

(1) Net of interest expense incurred on securities borrowed

Segment earnings from continuing operations before income taxes and minority interest:
Insurance	$209.6	$359.7	$531.1	$588.6
Investment Management	359.3	269.3	651.6	536.0
Consolidation/elimination	(.2)	-	(.2)	-
Total Earnings from Continuing Operations before Income Taxes and Minority Interest	$568.7	$629.0	$1,182.5	$1,124.6

	June 30,	December 31,
	2007	2006
	(In Millions)
Segment assets:
Insurance	$140,735.4	$133,047.0
Investment Management	17,046.2	16,239.4
Consolidation/elimination	(9.5)	(.3)
Total Assets	$157,772.1	$149,286.1

In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans. As a result of this transaction, the Company recorded a non-cash $29.1 million realized gain. On February 23, 2007, AXA Financial acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%. The remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price during the period November 23, 2007 through October 2, 2009. At June 30, 2007 and December 31, 2006, the Company’s beneficial ownership in AllianceBernstein was approximately 45.5% and 45.6%.

12)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $15.7 million, $32.1 million, $4.2 million and $19.3 million, respectively, for the second quarter and first half of 2007 and of 2006.

AXA Equitable paid $209.7 million, $409.0 million, $207.7 million and $393.5 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first half of 2007 and of 2006. AXA Equitable charged AXA Distribution’s subsidiaries $92.1 million, $181.9 million, $91.4 million and $170.2 million, respectively, for their applicable share of operating expenses for the second quarter and first half of 2007 and of 2006, pursuant to the Agreements for Services.

13)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions)

Net earnings	$218.2	$314.3	$517.8	$549.4

Change in unrealized losses, net of reclassification adjustment	(273.4)	(226.7)	(252.6)	(526.5)
Change in net losses not yet recognized in periodic benefit cost, net of reclassification adjustment	8.8	-	17.6	-

Other comprehensive loss	(264.6)	(226.7)	(235.0)	(526.5)

Comprehensive (Loss) Income	$(46.4)	$87.6	$282.8	$22.9

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and the “Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net earnings for the Company were $517.8 million for first half of 2007, $31.6 million lower than the $549.4 million reported for the first half of 2006, as the Insurance segment’s net earnings decrease of $50.8 million to $353.4 million was offset by a $19.2 million increase for the Investment Management segment. As a result of the reclassification of one real estate property to the held for sale category in second quarter 2007, such property and its related income are now reported as discontinued operations in all periods presented. Pre-tax and post-tax losses from held-for-sale real estate were $19.4 million and $12.6 million, respectively, for the first half of 2007 and $5.4 million and $3.5 million, respectively, for the first half of 2006. Earnings from continuing operations were $529.5 million for the first half of 2007, a decrease of $21.7 million from the first half of 2006.

Earnings from continuing operations before income taxes and minority interest were $1.18 billion for the first half of 2007, an increase of $57.9 million from the year earlier period. The Insurance segment’s pre-tax earnings decrease of $57.5 million was more than offset by the $115.6 million increase in the Investment Management segment’s pre-tax earnings. The first half of 2007 decrease in pre-tax earnings to $531.1 million in the Insurance segment was primarily due to lower investment income primarily due to a larger decrease in the fair value of derivative instruments and higher commissions and compensation and benefits partially offset by higher policy fee income and higher DAC capitalization that more than offset higher DAC amortization by $163.2 million in first half of 2007. The Investment Management segment’s pre-tax earnings for the first half of 2007 were $651.6 million, $115.6 million higher than in the first half of 2006, principally due to higher earnings at AllianceBernstein. The Investment Management segment’s earnings included $8.2 million and $13.2 million in the 2007 and 2006 periods, respectively, from contingent payments related to AllianceBernstein’s second quarter 2005 disposition of its cash management business. In first quarter 2006, the Company adopted the provisions of SFAS No. 123(R) and recognized $11.8 million and $12.0 million ($8.1 million and $7.9 million post-tax) in compensation cost for share-based payment arrangements for first half of 2007 and 2006, respectively.

Beginning in 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges such economic risks on products sold from 2001 forward, to the extent not reinsured.

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

Revenues. In the first six months of 2007, revenues increased $434.7 million to $5.29 billion. The Investment Management segment’s $351.5 million increase in revenues to $2.23 billion in the first half of 2007 resulted principally from higher investment advisory and services fees and higher institutional research service revenues at AllianceBernstein while an increase of $86.2 million to $3.11 billion was reported for the Insurance segment as higher policy fee income more than offset lower investment income.

Policy fee income was $1.30 billion, $226.2 million higher than in the first half of 2006. The policy fee income increase was primarily due to higher average Separate Account balances resulting from positive net cash flows and market appreciation.

Net investment income decreased $144.6 million to $1.11 billion in the first six months of 2007 as the $179.6 million decrease for the Insurance segment was partially offset by a $35.3 million increase in the Investment Management segment. The Insurance segment’s decrease was primarily due to the $187.6 million decrease in fair value in the first half of 2007 of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts as compared to the $44.3 million decrease in fair value in the first half of 2006. The 2007 decrease was due to the growth in the equity markets during the first six months of 2007. A $41.0 million decline in fixed maturities income was offset by a $41.6 million increase in income from equity limited partnerships. The increase for the Investment Management segment was due to changes in market value appreciation of AllianceBernstein’s trading account securities, $41.6 million in the first six months of 2007 as compared to $10.7 million in the 2006 period.

Investment gains, net totaled $24.6 million in the first half of 2007, as compared to $45.1 million in the first half of 2006, as the $3.2 million increase for the Insurance segment was more than offset by $23.7 million lower gains in the Investment Management segment. The decrease in gains for the Investment Management segment in the 2007 period to $20.4 million from $44.0 million in the 2006 period was primarily due to non-cash gains in the first half of 2007 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans of $12.1 million as compared to $30.8 million in the 2006 period. The Insurance segment’s increase to $4.3 million in the 2007 period primarily resulted as lower gains from sales of fixed maturity securities ($9.7 million in the first half of 2007 as compared to $10.8 million in first half of 2006) were more than offset by $3.6 million higher gains from mortgage loans and lower writedowns on General Account fixed maturities, $13.0 million in first half of 2007 as compared to $16.2 million in the first half of 2006.

Commissions, fees and other income increased $370.0 million to $2.44 billion in the first half of 2007 with the $339.9 increase in the Investment Management segment and a $32.8 million increase in the Insurance segment. The Investment Management segment’s increase was principally due to the $303.8 million increase in investment advisory and services fees at AllianceBernstein in the first six months of 2007 as compared to the comparable 2006 period. The 23.1% increase to $1.62 billion in investment advisory and services fees was primarily due to a 22.6% increase in average assets under management (“AUM”) resulting from net asset inflows and market appreciation partially offset by $9.6 million lower performance fees. The Insurance segment’s increase of $32.8 million to $364.4 million in the first half of 2007 was due to higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base that was partially offset by the decline in the fair value of the GMIB reinsurance contracts. As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value. In the first six months of 2007, the fair value of these contracts decreased $48.0 million as compared to a $17.2 million increase in fair value during the first half of 2006 due to market fluctuations.

Benefits and Other Deductions. In the first half of 2007, total benefits and other deductions increased $376.8 million to $4.11 billion with increases of $235.9 million and $143.7 million in the Investment Management and the Insurance segments, respectively.

Policyholders’ benefits were $973.2 million in the first six months of 2007, a $28.3 million increase from the first six months of 2006. The increase was principally due to higher GMDB/GMIB benefits and reserves due to the growth in business, a change in assumption related to expected annuitant mortality and higher policyholder dividends offset by more favorable reinsurance assumed mortality experience.

Total compensation and benefits increased $229.6 million to $1.19 billion in the first six months of 2007 with increases of $177.9 million and $51.9 million, respectively, being reported by the Investment Management and the Insurance segments. The increase at AllianceBernstein in the first half of 2007 reflected an $80.7 million increase in incentive compensation primarily due to increased headcounts, higher estimated annual bonus payments and higher amortization of deferred compensation, a $52.0 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, higher severance and higher fringe benefits reflecting the increased compensation levels and a $39.6 million increase in commission expense due to higher sales volume across all distribution channels at AllianceBernstein. The $51.9 million increase in compensation and benefits to $261.7 million for the Insurance segment in the first half of 2007 was principally related to the absence of a $45.4 million reduction in first quarter 2006 due to the announced curtailment of age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006.

For the first half of 2007, commissions in the Insurance segment totaled $889.2 million, an increase of $198.6 million when compared to $690.6 million from first half of 2006 principally due to higher sales of life and annuity products.

There was an $18.7 increase in distribution plan payments by AllianceBernstein to $162.5 million in the first six months of 2007 due to higher sales of company-sponsored mutual funds in Luxembourg and in the U.S.

DAC amortization increased to $378.0 million in the first six months of 2007, $30.0 million higher than in the corresponding 2006 period. This increase in amortization was principally related to reactivity to higher current margins on products that are DAC reactive and the impacts of DAC unlocking partially offset by reactivity to larger decreases in first half of 2007 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs and a decrease in the fair value of the GMIB reinsurance asset. In the first six months of 2007, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $46.8 million. In the first half of 2006, DAC unlocking, principally related to the recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts and higher estimated future margins due to expectations of life mortality improvements, reduced DAC amortization by $74.0 million.

DAC capitalization increased $193.2 million to $846.1 million, as compared to the $652.9 million reported in the first half of 2006, primarily due to higher sales of life and annuity products.

Rent expense in the first half of 2007 increased $7.5 million to $103.5 million due to the $6.8 million increase in the Investment Management segment reflecting the increase in occupancy costs for AllianceBernstein operations.

There was a $50.6 million increase in other operating costs and expenses to $630.8 million in the first half of 2007. The $20.9 million increase in the Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances. The Investment Management segment’s increase of $32.3 million to $323.9 million in the first half of 2007 primarily resulted from higher travel and promotion costs and higher technology expenses, partially offset by lower legal costs, at AllianceBernstein.

Premiums and Deposits. Total premiums and deposits for insurance and annuity products for the first half of 2007 were $9.61 billion, a $1.08 billion increase from the 2006 period with $7.13 billion in first year premiums and deposits in first half of 2007, $1.01 higher than in the prior year’s comparable period. The $148.6 million increase in first year premiums and deposits to $432.5 million for the life products in the first half of 2007 was principally due to $166.5 million higher sales of variable and interest-sensitive life products in the wholesale distribution channel partially offset by $15.4 million lower sales of such products in the retail channel. The $855.6 million increase in the annuity products’ first year premiums and deposits was due to higher sales of variable annuity products, up $663.1 million in the wholesale distribution channel and $208.6 million the retail channel. First year sales of fixed annuity product declined $16.1 million with lower sales in both distribution channels. In July 2007, AXA Equitable launched two new universal life insurance products, one of which includes a lapse protection rider. These new universal life products are currently available for new sales in place of the prior product in most states and will be available in the remaining jurisdictions as applicable regulatory approvals are received. The prior universal life product accounted for 76.7% and 67.6% of first year life premiums and deposits for the Insurance segment in the first half of 2007 and 2006, respectively. The new universal life products are expected to be more competitive at certain issue ages. They are less competitive for older issue ages. Since a substantial portion of AXA Equitable’s life insurance sales has come from sales of the prior universal life product to customers at older issue ages, the introduction of the new products is expected to reduce total universal life sales while increasing overall margins on sales of the new products as compared to the prior product.

Surrenders and Withdrawals. Surrenders and withdrawals increased from $3.95 billion in the first half of 2006 to $5.12 billion for the first six months of 2007 with increases of $1.13 billion in individual annuities surrenders and withdrawals of which $405.0 million was due to higher surrenders of fixed annuities sold five years ago. Higher fixed annuity surrender experience is expected to continue but is not expected to have a material impact on future earnings. Overall, the annualized annuities surrender rate increased to 9.7% in the first half of 2007 from 8.8% in the first half of 2006 largely due to the higher surrenders of fixed annuities. When these fixed annuity surrenders are excluded, the annualized annuities surrender rate increased to 9.2% in the first six months of 2007 from 8.7% in the first six months of 2006. During the first half of 2007, variable and interest-sensitive life insurance surrenders and withdrawals increased by $54.6 million while surrenders and withdrawals of traditional life insurance products declined $10.6 million. The individual life surrender rates increased to 4.0% in the 2007 period from 3.8% for the 2006 period. The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of the Company’s assets under management follow:

Assets Under Management
(In Millions)

	June 30,
	2007	2006
	(In Millions)

Third-party	$724,249	$556,947
General Account and other	50,507	50,443
Insurance Group Separate Accounts	93,465	74,547
Total Assets Under Management	$868,221	$681,937

Third party assets under management at June 30, 2007 increased $167.30 billion from June 30, 2006 primarily due to increases at AllianceBernstein. General Account and other assets under management increased $64 million from June 30, 2006. The $18.92 billion increase in Insurance Group Separate Account assets under management from June 30, 2006 to June 30, 2007 resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at June 30, 2007 totaled $792.9 billion as compared to $625.2 billion at June 30, 2006 due to market appreciation of $126.0 billion and net inflows across all distribution channels of $41.7 billion. Non-US clients accounted for 37.9% of the June 30, 2007 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. On June 11, 2007, Standard & Poor’s raised AXA Equitable’s counterparty credit rating from AA-/Stable/A1 to AA/Stable/A-1+ and its financial strength rating from AA-/Stable to AA/Stable.

In the second quarters of both 2007 and 2006, AXA Equitable paid cash dividends of $300.0 million.

On June 15, 2007, AXA Insurance Holding Co. Ltd. repaid its $400.0 million note to AXA Equitable. That investment had an interest rate of 5.89%.

At June 30, 2007, AXA Equitable had no short-term debt outstanding.

AllianceBernstein. For the six months ended June 30, 2007 and 2006, respectively, cash flows included inflows of $36.8 million and $45.6 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $13.9 million and $18.4 million to fund deferred compensation plans. Cash flows in the first half of 2006 were also impacted by the issuance of AllianceBernstein Holding units in exchange for earnings-based awards totaling $47.2 million made under an AllianceBernstein compensation plan. There was a net reduction in cash flows of $29.1 million and a net increase of $5.4 million in the respective 2007 and 2006 periods related to the issuance of commercial paper. Capital expenditures at AllianceBernstein were $55.4 million in the first six months of 2007 compared to $49.6 million in the comparable 2006 period while sales of investments totaled $11.1 million in the first half of 2007 as compared to investment purchases of $41.0 million in the year earlier period. Available cash flow for cash distributions from AllianceBernstein totaled $598.5 million and

$484.1 million for the first six months of 2007 and 2006, respectively, while distributions paid were $684.1 million and $517.2 million for the same respective periods.

At June 30, 2007, AllianceBernstein had $319.7 million outstanding under its commercial paper program; no amount was outstanding under its revolving credit facility at June 30, 2007 nor was there any short-term debt at that date. In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100.0 million. During January and February 2007, SCB LLC increased three of the agreements to $200.0 million each and entered into an additional agreement for $100.0 million with a new bank. As of June 30, 2007, no amounts were outstanding under these credit facilities.

On May 2, 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture at a cost of $16.1 million net of cash acquired.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2006 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the 2006 Form 10-K.

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

Date:	August 13, 2007	AXA EQUITABLE LIFE INSURANCE COMPANY

By:	/s/ Richard S. Dziadzio
	Name:	Richard S. Dziadzio
	Title:	Executive Vice President and Chief Financial Officer

Date:	August 13, 2007	/s/ Alvin H. Fenichel
		Name:	Alvin H. Fenichel
		Title:	Senior Vice President and Controller