Form 10-Q
period 2007-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2007-11-09
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2007

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

As of November 9, 2007, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$27,511.3	$29,031.1
Mortgage loans on real estate	3,307.0	3,240.7
Equity real estate, held for the production of income	381.4	396.9
Policy loans	3,934.3	3,898.1
Other equity investments	1,802.8	1,562.1
Trading securities	658.8	465.1
Other invested assets	878.3	891.6
Total investments	38,473.9	39,485.6
Cash and cash equivalents	1,168.9	1,268.0
Cash and securities segregated, at estimated fair value	1,230.1	1,864.0
Broker-dealer related receivables	3,823.6	3,481.0
Deferred policy acquisition costs	9,091.1	8,316.5
Goodwill and other intangible assets, net	3,717.9	3,738.6
Amounts due from reinsurers	2,836.5	2,689.3
Loans to affiliates	650.0	400.0
Other assets	3,235.5	3,241.5
Separate Accounts’ assets	97,349.6	84,801.6
Total Assets	$161,577.1	$149,286.1

LIABILITIES
Policyholders’ account balances	$25,435.5	$26,439.0
Future policy benefits and other policyholders liabilities	14,265.0	14,085.4
Broker-dealer related payables	764.8	950.3
Customers related payables	3,707.1	3,980.7
Amounts due to reinsurers	1,141.8	1,070.8
Short-term and long-term debt	611.2	783.0
Loans from affiliates	325.0	325.0
Income taxes payable	3,038.4	2,971.8
Other liabilities	2,323.4	1,818.2
Separate Accounts’ liabilities	97,349.6	84,801.6
Minority interest in equity of consolidated subsidiaries	2,495.0	2,289.9
Minority interest subject to redemption rights	145.0	288.0
Total liabilities	151,601.8	139,803.7

Commitments and contingent liabilities (Note 10)

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued and outstanding	2.5	2.5
Capital in excess of par value	5,209.9	5,139.6
Retained earnings	5,132.6	4,507.6
Accumulated other comprehensive loss	(369.7)	(167.3)
Total shareholder’s equity	9,975.3	9,482.4
Total Liabilities and Shareholder’s Equity	$161,577.1	$149,286.1

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$714.1	$573.7	$2,013.5	$1,646.9
Premiums	190.9	197.8	601.0	604.3
Net investment income	714.2	586.1	1,825.5	1,839.6
Investment gains (losses), net	2.5	(7.8)	27.1	37.3
Commissions, fees and other income	1,316.8	1,063.5	3,757.5	3,134.1
Total revenues	2,938.5	2,413.3	8,224.6	7,262.2

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	516.8	500.9	1,490.0	1,445.8
Interest credited to policyholders account balances	288.2	285.8	809.0	801.6
Compensation and benefits	588.8	542.6	1,783.5	1,507.7
Commissions	429.0	336.4	1,318.2	1,027.0
Distribution plan payments	86.3	71.5	248.8	215.3
Amortization of deferred sales commissions	23.8	21.7	73.3	71.7
Interest expense	18.0	18.0	56.3	54.3
Amortization of deferred policy acquisition costs	259.8	213.1	637.8	561.1
Capitalization of deferred policy acquisition costs	(424.0)	(338.3)	(1,270.1)	(991.2)
Rent expense	60.1	53.4	163.6	149.4
Amortization of other intangible assets	5.4	5.9	17.4	17.7
Other operating costs and expenses	316.0	287.1	946.8	867.3
Total benefits and other deductions	2,168.2	1,998.1	6,274.6	5,727.7

Earnings from continuing operations before income taxes and minority interest	770.3	415.2	1,950.0	1,534.5
Income tax (expense) benefit	(221.3)	1.9	(548.0)	(306.4)
Minority interest in net income of consolidated subsidiaries	(192.4)	(136.6)	(517.7)	(399.8)

Earnings from continuing operations	356.6	280.5	884.3	828.3
Earnings (losses) from discontinued operations, net of income taxes	2.6	27.9	(6.9)	29.5
Gains on disposal of discontinued operations, net of income taxes	3.2	-	2.8	-

Net Earnings	$362.4	$308.4	$880.2	$857.8

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

SHAREHOLDER’S EQUITY

Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,139.6	4,976.3
Changes in capital in excess of par value	70.3	93.2
Capital in excess of par value, end of period	5,209.9	5,069.5

Retained earnings, beginning of year	4,507.6	4,030.8
Cumulative effect adjustment to adopt FIN 48	44.8	-
Retained earnings, beginning of year as adjusted	4,552.4	4,030.8
Net earnings	880.2	857.8
Shareholder dividends paid	(300.0)	(300.0)
Retained earnings, end of period	5,132.6	4,588.6

Accumulated other comprehensive (loss) income, beginning of year	(167.3)	432.3
Other comprehensive loss	(202.4)	(147.5)
Accumulated other comprehensive (loss) income, end of period	(369.7)	284.8

Total Shareholder’s Equity, End of Period	$9,975.3	$9,945.4

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(In Millions)

Net earnings	$880.2	$857.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	809.0	801.6
Universal life and investment-type product policy fee income	(2,013.5)	(1,646.9)
Net change in broker-dealer and customer related receivables/payables	(969.2)	(399.4)
Investment gains, net	(27.1)	(37.3)
Change in segregated cash and securities, net	633.9	342.0
Change in deferred policy acquisition costs	(632.3)	(430.1)
Change in future policy benefits	34.8	18.3
Change in income taxes payable	273.9	178.7
Minority interest in net income of consolidated subsidiaries	517.7	399.8
Change in fair value of guaranteed minimum income benefit reinsurance contracts	40.6	(38.3)
Amortization of deferred sales commissions	73.3	71.7
Other depreciation and amortization	100.7	123.7
Amortization of other intangible assets	17.3	21.8
Change in accounts payable and accrued expenses	629.4	522.7
Other, net	90.5	33.2

Net cash provided by operating activities	459.2	819.3

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	1,767.3	2,282.4
Sales of investments	1,997.6	1,445.6
Purchases of investments	(2,888.0)	(3,924.2)
Change in short-term investments	93.1	69.0
Change in loans to affiliates	(650.0)	-
Change in capitalized software, leasehold improvements and EDP equipment	(136.2)	(94.2)
Other, net	(325.3)	(277.9)

Net cash used in investing activities	(141.5)	(499.3)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 - CONTINUED
(UNAUDITED)

	2007	2006
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,047.9	$2,958.6
Withdrawals and transfers to Separate Accounts	(2,953.4)	(2,497.8)
Repayment of long-term debt	-	(400.0)
Net change in short-term financings	(168.1)	178.7
Proceeds from loans from affiliates	400.0	-
Shareholder dividends paid	(300.0)	(300.0)
Other, net	(443.2)	(233.1)

Net cash used in financing activities	(416.8)	(293.6)

Change in cash and cash equivalents	(99.1)	26.4
Cash and cash equivalents, beginning of year	1,268.0	1,112.1

Cash and Cash Equivalents, End of Period	$1,168.9	$1,138.5

Supplemental cash flow information
Interest Paid	$38.1	$46.2
Income Taxes Paid	$230.7	$136.6

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2006.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The terms “third quarter 2007” and “third quarter 2006” refer to the three months ended September 30, 2007 and 2006, respectively.  The terms “first nine months of 2007” and “first nine months of 2006” refer to the nine months ended September 30, 2007 and 2006, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.  The consolidated statement of cash flows for the first nine months of 2006 has been revised to reflect cash outflows related to capitalized software, leasehold improvements and EDP equipment as cash used in investing activities rather than cash used by operating activities to be consistent with the 2007 presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, and as more fully described in Note 9 to the Consolidated Financial Statements, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50% likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes.  FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods.  In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period.  As a result of adopting FIN 48, the Company recognized a $44.8 million cumulative-effect adjustment that increased the January 1, 2007 balance of retained earnings reflecting a decrease in the amount of unrecognized tax benefits.

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

In June 2007, the AICPA issued SOP 07-1 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”.  The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”).  The SOP addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity.  SOP 07-1 is effective for fiscal years beginning after December 15, 2007.  On October 17, 2007, the FASB agreed to issue an Exposure Draft that would indefinitely delay the effective date of SOP 07-1.  Management is currently assessing the potential impacts of adoption of SOP 07-1.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged.  On October 17, 2007, the FASB stated that it would consider a potential deferral on the application of SFAS No. 157 to the fair value measurement of non-financial assets and liabilities and of SFAS No. 157’s effective date for private companies and, as yet to be defined, “small public companies.  Management is currently assessing the potential impacts of adopting SFAS No. 157.

3)	INVESTMENTS

For third quarter and the first nine months of 2007 and of 2006, investment income is shown net of investment expenses of $83.5 million, $252.9 million, $77.8 million and $229.3 million, respectively.

As of September 30, 2007 and December 31, 2006, fixed maturities classified as available for sale had amortized costs of $27,521.2 million and $28,945.8 million, respectively.  Also at September 30, 2007 and December 31, 2006, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $194.7 million and $187.5 million and costs of $149.4 million and $154.8 million as well as other equity securities with carrying values of $28.8 million and $97.0 million and costs of $28.2 million and $95.7 million.

As of September 30, 2007 and December 31, 2006, respectively, the Company’s trading account securities had amortized costs of $605.0 million and $438.5 million.

In third quarter and the first nine months of 2007 and of 2006, respectively, net unrealized and realized holding gains on trading account equity securities of $27.9 million, $79.9 million, $21.4 million and $34.3 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first nine months of 2007 and of 2006, proceeds received on sales of fixed maturities classified as available for sale amounted to $1,346.7 million and $1,226.8 million, respectively.  Gross gains of $8.0 million and $32.9 million and gross losses of $14.4 million and $24.3 million were realized on these sales for the first nine months of 2007 and 2006, respectively.  Unrealized net investment gains related to fixed maturities classified as available for sale decreased by $533.1 million during the first nine months of 2007, resulting in a net unrealized loss balance of $9.9 million at September 30, 2007.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Nine Months Ended September 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$11.3	$11.8
Additions charged to income	-	.1
Deductions for writedowns and asset dispositions	(9.8)	(.5)
Balances, End of Period	$1.5	$11.4

Impaired mortgage loans along with the related investment valuation allowances follow:

	September 30, 2007	December 31, 2006
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$11.5	$76.8
Impaired mortgage loans without investment valuation allowances	-	0.1
Recorded investment in impaired mortgage loans	11.5	76.9
Investment valuation allowances	(1.5)	(11.3)
Net Impaired Mortgage Loans	$10.0	$65.6

During the first nine months of 2007 and 2006, respectively, AXA Equitable’s average recorded investment in impaired mortgage loans was $58.1 million and $80.3 million.  Interest income recognized on these impaired mortgage loans totaled $4.4 million and $3.4 million for the first nine months of 2007 and of 2006, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At September 30, 2007 and December 31, 2006, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $10.0 million and $65.6 million.

In the first nine months of 2007, the Company purchased interest rate floors with a notional amount of $3.0 billion.  Cash paid for these interest rate floors totaled $81.0 million.  For the third quarter and first nine months of 2007, declines in the fair value of these interest rate floors totaled $45.7 million and $8.0 million, respectively, and were reported in Net investment income in the consolidated statements of earnings.

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

Summarized financial information for the Closed Block follows:

	September 30, 2007	December 31, 2006
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,678.0	$8,759.5
Policyholder dividend obligation	-	3.2
Other liabilities	29.5	29.1
Total Closed Block liabilities	8,707.5	8,791.8

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value (amortized cost of $5,972.9 and $5,967.6)	5,928.3	6,019.4
Mortgage loans on real estate	737.7	809.4
Policy loans	1,207.7	1,233.1
Cash and other invested assets	73.0	6.8
Other assets	310.0	286.2
Total assets designated to the Closed Block	8,256.7	8,354.9

Excess of Closed Block liabilities over assets designated to the Closed Block	450.8	436.9

Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains, net of deferred income tax (benefit) expense of ($15.5) and $17.0 and policyholder dividend obligation of zero and $3.2	(29.0)	31.6

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$421.8	$468.5

Closed Block revenues and expenses follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)

REVENUES:
Premiums and other income	$94.8	$99.4	$304.8	$318.6
Investment income (net of investment expenses of $0, $0, $0 and $.1)	127.0	129.8	378.6	387.0
Investment gains (losses), net	3.6	2.0	7.5	(.1)
Total revenues	225.4	231.2	690.9	705.5

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	190.4	200.4	618.0	637.2
Other operating costs and expenses	.4	.4	1.8	2.2
Total benefits and other deductions	190.8	200.8	619.8	639.4

Net revenues before income taxes	34.6	30.4	71.1	66.1
Income taxes	(12.1)	(11.1)	(24.4)	(23.6)
Net Revenues	$22.5	$19.3	$46.7	$42.5

Reconciliations of the policyholder dividend obligation follow:

	Nine Months Ended September 30,
	2007	2006
	(In Millions)

Balances, beginning of year	$3.2	$73.7
Unrealized investment losses	(3.2)	(72.7)
Balances, End of Period	$-	$1.0

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise.  The following tables reconcile the Earnings (losses) from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for third quarter and first nine months of 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)

Earnings (Losses) from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$28.4	$.5	$28.4
Real estate held-for-sale	2.4	1.7	(8.3)	1.6
Results of operations - Enterprise	.1	(2.2)	.9	(.5)
Total	$2.5	$27.9	$(6.9)	$29.5

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	3.2	-	3.2	-
Disposal of business - Enterprise	-	-	(.4)	-
Total	$3.2	$-	$2.8	$-

Wind-up Annuities

Summarized financial information for Wind-up Annuities follows:

	September 30, 2007	December 31, 2006
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value (amortized cost of $699.2 and $752.7)	$701.1	$764.8
Equity real estate	164.8	169.5
Mortgage loans on real estate	2.4	2.9
Other invested assets	2.3	2.6
Total investments	870.6	939.8
Cash and cash equivalents	11.3	.1
Other assets	25.2	13.7
Total Assets	$907.1	$953.6

Policyholders liabilities	$764.1	$788.2
Allowance for future losses	-	1.0
Other liabilities	143.0	164.4
Total Liabilities	$907.1	$953.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment expenses of $5.0, $5.0, $14.8 and $14.0)	$15.0	$16.1	$47.9	$52.2
Investment gains, net	1.4	0.2	5.7	5.4
Total revenues	16.4	16.3	53.6	57.6

Benefits and other deductions	21.2	22.2	60.2	62.0
Losses charged to the allowance for future losses	(4.8)	(5.9)	(6.6)	(4.4)
Pre-tax results from operations	-	-	-	-
Pre-tax earnings from releasing the allowance for future losses	.1	34.9	-	34.9
Income tax (expense) benefit	-	(6.5)	.5	(6.5)
Earnings from Wind-up Annuities	$.1	$28.4	$.5	$28.4

The Company’s quarterly process for evaluating the allowance for future losses applies the current period’s results of Wind-up Annuities against the allowance, re-estimates future losses, and adjusts the allowance, if appropriate.  Additionally, as part of the Company’s annual planning process, investment and benefit cash flow projections are prepared.  These updated assumptions and estimates resulted in a release of allowance in the third quarter of 2006.  The determination of the allowance involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets.  There can be no assurance the losses provided for will not differ from the losses ultimately realized.  To the extent actual results or future projections of Wind-up Annuities differ from management’s current estimates and assumptions underlying the allowance for future losses, the difference would be reflected in the consolidated statements of earnings in Wind-up Annuities.  In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, periodic adjustments to the allowance are likely to result.

Any current period Wind-up Annuities’ operating losses in excess of the allowance are deferred as an asset to the extent that such losses will be offset by reasonably assured future net investing and operating cash flows.  Management believes the $15.8 million of deferred operating losses at September 30, 2007 are offset by projections of future net investing and operating cash flows.

Income tax expense for Wind-up Annuities in third quarter 2006 included a $5.8 million tax benefit in connection with the settlement of an IRS audit of the 1997-2001 tax years.

Real Estate Held-for-Sale

In the second and third quarters of 2007, two real estate properties with a total book value of $172.7 million that had been previously reported in equity real estate were reclassified as real estate held-for-sale.  Prior periods have been restated to reflect these properties as discontinued operations.  In third quarter 2007, one of the held-for-sale properties was sold resulting in a gain of $4.9 million ($3.2 million post-tax).  At September 30, 2007 and December 31, 2006, equity real estate held-for-sale of $109.6 million and $204.8 million was included in Other assets.

Enterprise

In first nine months of 2007, $0.7 million pre-tax transaction costs ($0.4 million post-tax) were recorded as a result of the transfer of 26 of 27 of the AXA Enterprise Funds to Goldman Sachs Asset Management L.P.  Proceeds received on the transfer of the AXA Enterprise Funds totaled $25.8 million.  In first nine months of 2007, an impairment of $0.7 million pre-tax ($0.5 million post-tax) was recorded on intangible assets associated with investment management contracts based upon estimated fair value.

6)	GMDB, GMIB, AND NO LAPSE GUARANTEE FEATURES

A)   Variable Annuity Contracts – GMDB and GMIB

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$163.7	$228.3	$392.0
Paid guarantee benefits	(24.8)	(2.1)	(26.9)
Other changes in reserve	90.1	34.2	124.3
Balance at September 30, 2007	$229.0	$260.4	$489.4

Balance at January 1, 2006	$115.2	$173.6	$288.8
Paid guarantee benefits	(26.0)	(2.9)	(28.9)
Other changes in reserve	59.4	37.7	97.1
Balance at September 30, 2006	$148.6	$208.4	$357.0

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2007	2006
	(In Millions)

Balance at beginning of year	$23.6	$22.7
Paid guarantee benefits	(7.4)	(7.9)
Other changes in reserve	9.8	8.8
Balance at End of Period	$26.0	$23.6

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2007 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return Of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$10,695	$386	$310	$779	$12,141
Separate Accounts	$29,135	$8,652	$7,752	$30,200	$75,739
Net amount at risk, gross	$200	$130	$1,231	$69	$1,630
Net amount at risk, net of amounts reinsured	$200	$93	$746	$69	$1,188
Average attained age of contractholders	49.4	61.4	65.1	61.5	52.9
Percentage of contractholders over age 70	7.4%	23.5%	36.5%	21.9%	12.1%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

GMIB:
Account values invested in:
General Account	N/A	N/A	$72	$1,003	$1,075
Separate Accounts	N/A	N/A	$5,029	$40,549	$45,578
Net amount at risk, gross	N/A	N/A	$172	-	$172
Net amount at risk, net of amounts reinsured	N/A	N/A	$44	-	$44
Weighted average years remaining until annuitization	N/A	N/A	2.1	8.2	7.4
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6%

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2007	December 31, 2006
	(In Millions)

GMDB:
Equity	$49,414	$42,885
Fixed income	4,483	4,438
Balanced	19,580	14,863
Other	2,262	2,121
Total	$75,739	$64,307

GMIB:
Equity	$27,714	$22,828
Fixed income	2,764	2,727
Balanced	13,994	10,439
Other	1,106	990
Total	$45,578	$36,984

C)   Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At September 30, 2007, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $54,735 million and $143 million, respectively, with the GMDB feature and $33,629 million and zero, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, SFAS No. 133 requires gains or losses on the futures contracts used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Accounts in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2007	$66.8	$(47.9)	$18.9
Other changes in reserves	57.3	(50.5)	6.8
Balance at September 30, 2007	$124.1	$(98.4)	$25.7

Balance at January 1, 2006	$34.8	$(20.4)	$14.4
Other changes in reserves	22.3	(19.2)	3.1
Balance at September 30, 2006	$57.1	$(39.6)	$17.5

7)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified plans follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)

Service cost	$9.6	$9.3	$29.4	$28.3
Interest cost on projected benefit obligation	32.1	30.5	96.6	91.6
Expected return on assets	(47.8)	(46.3)	(143.4)	(138.8)
Net amortization and deferrals	14.4	20.3	43.3	61.0
Net Periodic Pension Expense	$8.3	$13.8	$25.9	$42.1

8)	ACCOUNTING FOR SHARE-BASED COMPENSATION

For the third quarter and first nine months of 2007 and 2006, respectively, the Company recognized compensation costs of $13.4 million, $44.0 million, $22.0 million and $47.8 million for share-based payment arrangements.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, that required compensation costs for these programs to be recognized in the consolidated financial statements on a fair value basis.

Beginning September 24, 2007, through October 9, 2007, eligible employees of AXA Financial’s subsidiaries were offered the opportunity to subscribe to purchase newly-issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2007.  In the event total subscription requests in AXA Shareplan 2007 exceed the maximum number of shares available for this worldwide offering to AXA employees, pro-rata reductions to the number of shares allotted to individual participants will be made by AXA by the end of December 2007.  The U.S. dollar purchase price that remained fixed for the duration of the subscription period was determined by applying the U.S. dollar/euro forward exchange rate on September 14, 2007 to the discounted formula subscription price in euros.

On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff vesting period with exceptions for retirement, death, and disability.  The grant date fair value of  approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $9.8 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, is expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  In third quarter 2007, the Company recognized compensation expense of approximately $2.2 million in respect of this grant of AXA Miles.  Provided AXA achieves certain performance and customer satisfaction goals, an additional 50 AXA Miles per employee is targeted for award in 2009 under terms then-to-be-determined and approved by the AXA Management Board.

On May 10, 2007, approximately 3.1 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 34.61 euros, of which approximately 2.3 million have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term.  The last tranche of awards exceeding 5,000 options, or approximately 0.5 million options, are subject to conditional vesting terms that require the AXA ordinary share price to outperform the EURO STOXX Insurance index measured between May 10, 2007 and May 10, 2011.  All of the options granted on May 10, 2007 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $9.61, using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation include expected volatility of 27.5%, weighted average expected term of 5.5 years, expected dividend yield of 4.10% and a risk-free interest rate of 4.40%.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures, of approximately $25.5 million, is charged to expense over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  In third quarter and the first nine months of 2007, respectively, The Company recognized compensation expense of approximately $0.8 million and $6.1 million in respect of the May 10, 2007 grant of options.

On May 10, 2007, under the terms of the AXA Performance Unit Plan 2007, the AXA Management Board awarded 546,246 unearned performance units to employees of AXA Financial subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2007 plan cliff-vest on the second anniversary of their date of award.  When fully-vested, the performance units earned will be settled in cash, or in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2007 awards, the price used to value the performance units at settlement will be the average opening price of AXA ordinary shares for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on May 8, 2009.  In third quarter and the first nine months of 2007, respectively, The Company recognized compensation expense of approximately $0.7 million and $3.5 million in respect of the May 10, 2007 grant of performance units.

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

As a result of the implementation of FIN 48 as of January 1, 2007, the Company recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $371.3 million.  Of that total, $276.9 million would affect the effective tax rate and $94.4 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At September 30, 2007, the total amount of unrecognized tax benefits was $381.2 million of which $286.8 million would affect the effective rate and $94.4 million was timing in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at September 30, 2007 and January 1, 2007 were $56.0 million and $46.1 million, respectively.  Tax expense for the third quarter and first nine months of 2007 reflected $3.3 and $9.9 million in interest related to unrecognizable tax benefits.

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

The IRS is currently examining AXA Financial’s consolidated 2002 and 2003 Federal corporate income tax returns.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceedings.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

Income taxes for interim periods have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

On August 16, 2007, the IRS issued Revenue Ruling 2007-54 that purported to change accepted industry and IRS interpretations of the statutes governing the computation of the Separate Account dividends received deduction (“DRD”).  This ruling was suspended on September 25, 2007 in Revenue Ruling 2007-61 and the U.S. Department of the Treasury (“Treasury”) indicated that it would address the computational issues in a regulation project.  Any regulations that Treasury ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations.  The ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the Separate Account DRD tax benefit that the Company receives.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, except as described below:

In August 2007, a putative class action entitled Dhruv v. AXA Advisors, LLC, et al. was filed in the District Court for the Northern District of California alleging certain wage and hour violations.  Plaintiff seeks substantially the same relief, under essentially the same theories of recovery as the plaintiffs in the Meola and Bolea class actions (i.e., violation of the Fair Labor Standards Act (“FSLA”) for failure to pay minimum wage and overtime and violation of similar provisions under the state labor laws).  The plaintiff seeks certification of a nationwide collective action under the FSLA, and certification of a statewide class action under the California state labor laws, covering all “securities brokers” from September 2003 to present.  In addition, plaintiff seeks compensatory damages, restitution of all wages improperly withheld or deducted, punitive damages, penalties, and attorneys’ fees.

In October 2007, the Dhruv, Meola and Bolea class actions were consolidated in the District Court for the Northern District of California.

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan.  The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents.  Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective.  Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees.  Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan.  Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them.  The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees.  In March 2007, AXA Equitable filed a motion to dismiss.  In July 2007, the plaintiffs filed an amended complaint that (i) redefined the scope of the class to now include all retired employee and independent contractor agents formerly employed by AXA Equitable who received medical benefits after December 1, 2000 or who will receive such benefits in the future, excluding certain retired agents, and (ii) eliminated the claim based on a breach of fiduciary duty and certain claims related to health care costs.  In September 2007, AXA Equitable filed its answer to the amended complaint.

In Centre Life Insurance Company, in July 2007, Centre filed an amended arbitration claim, which alleges claims substantially similar to those included in the original arbitration claim.

The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. and the West Virginia Securities Commissioner matters were resolved by AllianceBernstein and AllianceBernstein Holding.  The former was dismissed and the latter settled pursuant to an agreement in which AllianceBernstein did not admit liability.

In Aucoin, plaintiff’s time to file an appeal expired in June 2007 and the parties submitted a fully executed stipulation withdrawing appeal in July 2007.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, and believes that the ultimate resolution of the litigation described therein involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006 will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matters described above and in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2006, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)

Segment revenues:
Insurance	$1,801.4	$1,496.9	$4,909.6	$4,516.3
Investment Management (1)	1,161.4	938.5	3,386.8	2,812.5
Consolidation/elimination	(24.3)	(22.1)	(71.8)	(66.6)
Total Revenues	$2,938.5	$2,413.3	$8,224.6	$7,262.2

(1) Net of interest expense incurred on securities borrowed

Segment earnings from continuing operations before income taxes and minority interest:
Insurance	$384.5	$147.7	$912.8	$731.0
Investment Management	386.1	267.5	1,037.7	803.5
Consolidation/elimination	(.3)	-	(.5)	-
Total Earnings from Continuing Operations before Income Taxes and Minority Interest	$770.3	$415.2	$1,950.0	$1,534.5

	September 30, 2007	December 31, 2006
	(In Millions)

Segment assets:
Insurance	$145,207.8	$133,047.0
Investment Management	16,379.3	16,239.4
Consolidation/elimination	(10.0)	(.3)
Total Assets	$161,577.1	$149,286.1

In first quarter 2006, AllianceBernstein issued units to its employees under long-term incentive plans.  As a result of this transaction, the Company recorded a non-cash $29.1 million realized gain.  On February 23, 2007, AXA Financial acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%.  The remaining 8.2 million private AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price during the period November 23, 2007 through October 2, 2009.  At September 30, 2007 and December 31, 2006, the Company’s beneficial ownership in AllianceBernstein was approximately 45.5% and 45.6%.

12)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $13.5 million, $45.7 million, $27.2 million and $46.5 million, respectively, for the third quarter and first nine months of 2007 and  2006.

AXA Equitable paid $197.1 million, $606.1 million, $183.0 million and $576.5 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2007 and 2006.  AXA Equitable charged AXA Distribution’s subsidiaries $85.4 million, $267.3 million, $82.9 million and $253.1 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2007 and 2006, pursuant to the Agreements for Services.

13)	COMPREHENSIVE INCOME

The components of comprehensive income follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)

Net earnings	$362.4	$308.4	$880.2	$857.8

Change in unrealized gains (losses), net of reclassification adjustment	22.1	379.0	(230.5)	(147.5)
Change in net losses not yet recognized in periodic benefit cost, net of reclassification adjustment	10.4	-	28.1	-

Other comprehensive income (loss)	32.5	379.0	(202.4)	(147.5)

Comprehensive Income	$394.9	$687.4	$677.8	$710.3

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

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net earnings for the Company were $880.2 million for the first nine months of 2007, $22.4 million higher than the $857.8 million reported for the first nine months of 2006, as the Insurance segment’s net earnings decrease of $24.2 million to $619.9 million was offset by a $46.6 million increase for the Investment Management segment.  As a result of the reclassification of real estate property to the held for sale category in the second and third quarters of 2007, such properties and their related income are now reported as discontinued operations in all periods presented.  Pre-tax and post-tax losses from real estate held for sale were $12.8 million and $8.3 million, respectively, for the first nine months of 2007 and $2.4 million and $1.6 million, respectively, for the first nine months of 2006.  Earnings from continuing operations were $884.3 million for the first nine months of 2007, an increase of $56.0 million from the first nine months of 2006.

Income taxes totaled $548.0 million in the first nine months of 2007 as compared to the $306.4 million reported in the comparable 2006 period principally due to higher earnings in both segments in the 2007 period and the impact of a net tax benefit in third quarter 2006 of $117.7 million.  This benefit was related to the settlement of an IRS audit of the 1997-2001 tax years, partially offset by additional tax reserves established for the subsequent tax periods.  Of the net tax benefit of $117.7 million, $111.9 million related to the continuing operations and $5.8 million to the discontinued Wind-up Annuities.

Earnings from continuing operations before income taxes and minority interest were $1.95 billion for the first nine months of 2007, an increase of $415.5 million from the year earlier period.  The Investment Management segment’s pre-tax earnings for the first nine months of 2007 were $1.04 billion, $234.2 million higher than in the first nine months of 2006 principally due to higher earnings at Alliance Bernstein.  The Investment Management segment’s earnings included $11.6 million and $16.3 million in the 2007 and 2006 periods, respectively, from contingent payments related to AllianceBernstein’s second quarter 2005 disposition of its cash management business.  In the first nine months of 2007, the $181.8 million increase in pre-tax earnings to $912.8 million in the Insurance segment was primarily due to the higher policy fee income and higher DAC capitalization that more than offset higher DAC amortization, offset by higher commission expense and lower investment income.

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB  feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes exchange-traded futures contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.  At the present time, this program is intended to hedge such economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133.  Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.  Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis.  Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations.  In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings.  Conversely, in periods of equity and interest rate market declines, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings.  Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs

.
Revenues.  In the first nine months of 2007, revenues increased $962.4 million to $8.22 billion.  The Investment Management segment’s $574.4 million increase in revenues to $3.39 billion in the first nine months of 2007 resulted principally from higher investment advisory and services fees at AllianceBernstein while an increase of $393.2 million to $4.91 billion was reported for the Insurance segment as higher policy fee income more than offset lower investment income.

Policy fee income was $2.01 billion, $366.6 million higher than in the first nine months of 2006.  This increase resulted from fees earned on higher average Separate Account balances due to positive net cash flows and market appreciation.

Net investment income decreased $14.1 million to $1.83 billion in the first nine months of 2007 as the $56.5 million decrease in the Insurance segment was partially offset by a $43.1 million increase in the Investment Management segment.  The Insurance segment’s decrease was primarily due to the $183.5 million decrease in fair value in the first nine months of 2007 of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts as compared to the $108.8 million decrease in fair value in the first nine months of 2006.  The 2007 decrease was due to the growth in the equity markets during the first nine months of 2007.  An $84.6 million decline in the General Account’s fixed maturities income was offset by a $76.5 million increase in income from the General Account’s other equity investments.  The Investment Management segment increase was due to changes in market value appreciation of AllianceBernstein’s trading account securities, $67.1 million in the first nine months of 2007 as compared to $29.3 million in the 2006 period.

Investment gains totaled $27.1 million in the first nine months of 2007, as compared to $37.3 million in the first nine months of 2006, as the $8.7 million increase for the Insurance segment was more than offset by $18.9 million lower gains in the Investment Management segment.  The decrease in gains for the Investment Management segment in the 2007 period to $28.2 million from $47.1 million in the 2006 period was principally due to non-cash gains of $14.5 million in the first nine months of 2007 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans as compared to $29.1 million in the 2006 period.  The Insurance segment’s decrease in net investment losses to $1.1 million in the 2007 period primarily resulted as higher gains from sales of fixed maturity securities ($21.0 million in the first nine months of 2007 as compared to $10.2 million in the first nine months of 2006) $7.4 million higher gains from mortgage loans were offset by higher writedowns on General Account fixed maturities, $37.0 million in first nine months of 2007 as compared to $27.4 million in the first nine months of 2006.

Commissions, fees and other income increased $623.4 million to $3.76 billion in the first nine months of 2007 with the $550.2 million higher income in the Investment Management segment and a $77.7 million increase in the Insurance segment.  The Investment Management segment’s increase was principally due to the $496.2 million increase in investment advisory and services fees at AllianceBernstein in the first nine months of 2007 as compared to the comparable 2006 period.  The 24.9% increase to $2.49 billion in investment advisory and services fees was primarily due to a 22.6% increase in average assets under management (“AUM”) resulting from net asset inflows and market appreciation.  The Insurance segment’s increase of $77.7 million to $600.0 million in the first nine months of 2007 was due to higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher asset base, offset by the decline in the fair value of the GMIB reinsurance contracts.  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  In the first nine months of 2007, the fair value of these contracts decreased $40.6 million as compared to a $38.3 million increase in fair value during the first nine months of 2006 due to market fluctuations.

Benefits and Other Deductions.  In the first nine months of 2007, total benefits and other deductions increased $546.9 million to $6.27 billion with increases of $340.2 million and $211.4 million in the Investment Management and the Insurance segments, respectively.

In the 2007 period, policyholders’ benefits totaled $1.49 billion, an increase of  $44.2 million from the $1.44 billion reported for the first nine months of 2006.  The increase was principally due to higher GMDB/GMIB benefits and reserves due to the growth of the business and an update in assumptions for expected annuitant mortality and higher policyholder dividends offset by more favorable reinsurance assumed mortality experience.

Total compensation and benefits increased $275.8 million to $1.78 billion in the first nine months of 2007 with increases of $245.3 million and $30.9 million, respectively, being reported by the Investment Management and the Insurance segments.  The increase at AllianceBernstein in the first nine months of 2007 reflected a $108.7 million increase in incentive compensation as a result of the increase in full-time employees, higher estimated annual bonus payments and higher deferred compensation expense.  In addition, AllianceBernstein had a $75.8 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, and higher fringe benefits and a $59.1 million increase in commission expense due to higher sales volume across all distribution channels.  The $30.9 million increase in compensation and benefits to $402.1 million for the Insurance segment in the first nine months of 2007 was principally related to a $45.4 million reduction in other benefits in first quarter 2006 due to the announced curtailment of age and/or service credits toward the cost sharing rules for retiree health coverage for active participants effective December 31, 2006.

For the first nine months of 2007, commissions in the Insurance segment totaled $1.32billion, an increase of $291.2 million when compared to $1.03 billion from first nine months of 2006 principally due to higher sales of life and annuity products.

DAC amortization increased to $637.8 million in the first nine months of 2007, $76.7 million higher than in the comparable 2006 period.  This increase in amortization was principally related to reactivity to higher current margins on products that are DAC reactive and the impacts of DAC unlocking partially offset by reactivity to larger decreases in first nine months of 2007 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs and a decrease in the fair value of the GMIB reinsurance asset.  In the first nine months of 2007, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $47.7 million.  In the comparable 2006 period, DAC unlocking, principally related to the recognition of higher expected future margins driven by higher fees related to variable insurance and annuity contracts and higher estimated future margins due to expectations of life mortality improvements, reduced DAC amortization by $79.7 million.

DAC capitalization increased $278.9 million to $1.27 billion, as compared to the $991.2 million reported in the first nine months of 2006, primarily due to higher sales of life and annuity products.

Rent expense in the first nine months of 2007 increased $14.2 million to $163.6 million due primarily to the $12.2 million increase in the Investment Management segment reflecting the increase in occupancy costs for AllianceBernstein operations.

There was a $79.5 million increase in other operating costs and expenses to $946.8 million in the first nine months of 2007.  The Investment Management segment’s increase of $46.7 million to $484.5 million in the first nine months of 2007 primarily resulted from higher travel and transfer fees and higher occupancy and technology costs, partially offset by lower legal costs, at AllianceBernstein.  The $37.1 million increase in the Insurance segment was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for the first nine months of 2007 were $14.6 billion, an increase of $2.1 billion from the 2006 period, as total first year premiums and deposits increased $2.0 million to $11.0 billion in the first nine months of 2007.  The $198.3 million increase in first year premiums and deposits to $617.2 million for the life products in the first nine months of 2007 was principally due to $217.2 million higher sales of variable and interest-sensitive life products in the wholesale distribution channel partially offset by $18.9 million lower sales of such products in the retail channel.  The $1.74 billion increase in the annuity products’ first year premiums and deposits was due to higher sales of variable annuity products, up $1.36 billion in the wholesale distribution channel and $403.7 million the retail channel.  First year sales of fixed annuity product declined $22.6 million with lower sales in both distribution channels.

In July 2007, AXA Equitable launched two new universal life insurance products, one of which includes a lapse protection rider.  These new universal life products are currently available for new sales in place of the prior product in most states and will be available in the remaining jurisdictions as applicable regulatory approvals are received.  The prior universal life product accounted for 68%, 74%, 69% and 68% of first year life premiums and deposits for the Insurance segment in the third quarter and the first nine months of 2007 and 2006, respectively.  The new universal life products are expected to be more competitive at certain issue ages.  They are less competitive for older issue ages.  Since a substantial portion of AXA Equitable’s life insurance sales has come from sales of the prior universal life product to customers at older issue ages, the introduction of the new products is expected to reduce total universal life sales while increasing overall margins on sales of the new products as compared to the prior product.

Surrenders and Withdrawals.  Surrenders and withdrawals increased from $5.83 billion in the first nine months of 2006 to $7.55 billion for the first nine months of 2007.  There was a $1.68 billion increase in individual annuities surrenders and withdrawals of which $477.0 million was due to higher surrenders of fixed annuities sold five years ago ($599.0 million in the 2007 period as compared to $122.0 million in the year earlier period).  Higher fixed annuity surrender experience is expected to continue but is not expected to have a material impact on future earnings.  Overall, the annualized annuities surrender rate increased to 9.6% in the first nine months of 2007 from 8.6% in the first nine months of 2006 largely due to the higher surrenders of fixed annuities.  When these fixed annuity surrenders are excluded, the annualized annuities surrender rate increased to 9.4% in the first nine  months of 2007 from 9.1% in the first nine months of 2006.  In the first nine months of 2007, variable and interest-sensitive life insurance surrenders and withdrawals increased by $48.5 million while traditional life surrenders and withdrawals were $9.3 million lower than the respective 2006 period.  The individual life surrender rates decreased to 3.7% in the 2007 period from 3.8% for the 2006 period.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of the Company’s assets under management follow:

Assets Under Management
(In Millions)
	September 30,
	2007	2006

Third-party	$744,997	$590,225
General Account and other	49,223	50,797
Insurance Group Separate Accounts	97,544	78,409
Total Assets Under Management	$891,764	$719,431

Third party assets under management at September 30, 2007 increased $154.77 billion from September 30, 2006 primarily due to increases at AllianceBernstein.  General Account and other assets under management at September 30, 2007 decreased $1.57 billion from September 30, 2006 primarily due to net cash outflows due to higher surrenders and transfers of Separate Accounts and market depreciation on the fixed maturity portfolio.  The $19.14 billion increase in Insurance Group Separate Account assets under management from September 30, 2006 to September 30, 2007 resulted from market appreciation and net new deposits.

AllianceBernstein assets under management at September 30, 2007 totaled $812.77 billion as compared to $659.28 billion at September 30, 2006 due to market appreciation of $119.7 billion and net long-term inflows across all distribution channels totaling $33.8 billion.  Non-US clients accounted for 38.8% of the September 30, 2007 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable.  On June 11, 2007, Standard & Poor’s raised AXA Equitable’s counterparty credit rating from AA-/Stable/A1 to AA/Stable/A-1+ and its financial strength rating from AA-/Stable to AA/Stable.

In the first nine months of both 2007 and 2006, AXA Equitable paid cash dividends of $300.0 million.

On September 26, 2007, AXA issued $650.0 million in senior unsecured notes to AXA Equitable.  These notes pay interest semiannually on June 30 and December 30 and mature on September 30, 2012.  Interest income for fourth quarter 2007 from these notes will be approximately $8.8 million, and for 2008 will be approximately $35.1 million.

On June 15, 2007, AXA Insurance Holding Co. Ltd. repaid its $400.0 million note to AXA Equitable.  That investment had an interest rate of 5.89%.

At September 30, 2007, AXA Equitable had no short-term debt outstanding.

AllianceBernstein.  For the nine months ended September 30, 2007 and 2006, respectively, cash flows included inflows of $41.4 million and $63.2 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $12.5 million and $16.6 million to fund deferred compensation plans.  Cash flows in the first nine months of 2006 were also impacted by the issuance of AllianceBernstein Holding units in exchange for earnings-based awards totaling $47.2 million made under an AllianceBernstein compensation plan.  There was a net reduction in cash flows of $191.6 million and a net increase of $169.6 million in the respective 2007 and 2006 periods related to the issuance of commercial paper.  Capital expenditures at AllianceBernstein were $87.9 million in the first nine months of 2007 compared to $75.0 million in the comparable 2006 period while sales of investments totaled $29.0 million in the first nine months of 2007 as compared to investment purchases of $52.2 million in the year earlier period.  Available cash flow for cash distributions from AllianceBernstein totaled $945.4 million and $734.4 million for the first nine months of 2007 and 2006, respectively, while distributions paid were $1.02 billion and $774.9 million for the same respective periods.

At September 30, 2007, AllianceBernstein had $163.0 million outstanding under its commercial paper program, no amounts outstanding under its revolving credit facility and no short-term debt.  In February 2006, AllianceBernstein entered into an $800.0 million five-year revolving credit facility with a group of commercial banks and other lenders. To supplement this revolving credit facility, in April 2007, AllianceBernstein entered into a $100 million, three month, renewable uncommitted loan agreement with a  major bank.  In 2006, SCB LLC entered into four separate uncommitted line of credit facility agreements with various banks, each for $100.0 million.  During January and February 2007, SCB LLC increased three of the agreements to $200.0 million each and entered into an additional agreement for $100.0 million with a new bank.  As of September 30, 2007, no amounts were outstanding under these credit facilities.

On May 2, 2006, AllianceBernstein purchased the remaining 50% interest in its Hong Kong joint venture at a cost of $16.1 million net of cash acquired.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.                      CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.  There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	November 9, 2007	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	November 9, 2007		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and Controller

31