Form 10-Q
period 2008-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2008-05-14
CIK 727920

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

As of May 14, 2008, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  AXA Equitable Life Insurance Company assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of AXA Equitable Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
 Item 1:  Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31,
	(Unaudited)	2007
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$26,515.7	$27,159.5
Mortgage loans on real estate	3,771.7	3,730.6
Equity real estate, held for the production of income	377.9	381.7
Policy loans	3,960.0	3,938.8
Other equity investments	1,831.9	1,820.3
Trading securities	1,164.0	573.3
Other invested assets	1,113.1	1,000.9
Total investments	38,734.3	38,605.1
Cash and cash equivalents	2,212.7	1,173.2
Cash and securities segregated, at estimated fair value	1,941.4	2,370.0
Broker-dealer related receivables	1,337.4	1,623.5
Deferred policy acquisition costs	8,706.7	9,019.3
Goodwill and other intangible assets, net	3,718.1	3,724.6
Amounts due from reinsurers	2,888.7	2,890.6
Loans to affiliates	631.2	638.3
Other assets	3,597.2	3,341.8
Separate Accounts’ assets	89,529.7	96,539.6

Total Assets	$153,297.4	$159,926.0

LIABILITIES
Policyholders’ account balances	$25,221.0	$25,168.2
Future policy benefits and other policyholders liabilities	14,406.7	14,304.7
Broker-dealer related payables	398.7	595.1
Customers related payables	2,666.0	2,722.2
Amounts due to reinsurers	1,102.5	1,119.5
Short-term and long-term debt	1,117.8	982.0
Loans from affiliates	325.0	325.0
Income taxes payable	3,507.1	3,398.9
Other liabilities	1,862.3	1,963.2
Separate Accounts’ liabilities	89,529.7	96,539.6
Minority interest in equity of consolidated subsidiaries	2,505.8	2,478.9
Minority interest subject to redemption rights	141.0	142.7
Total liabilities	142,783.6	149,740.0

Commitments and contingent liabilities (Note 11)

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	2.5	2.5
Capital in excess of par value	5,268.7	5,265.4
Retained earnings	5,793.4	5,186.0
Accumulated other comprehensive loss	(550.8)	(267.9)
Total shareholder’s equity	10,513.8	10,186.0

Total Liabilities and Shareholder’s Equity	$153,297.4	$159,926.0

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
QUARTERS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$718.7	$625.9
Premiums	208.7	208.3
Net investment income	1,202.2	637.0
Investment (losses) gains, net	(13.0)	17.9
Commissions, fees and other income	1,676.0	1,188.8
Total revenues	3,792.6	2,677.9

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	552.7	506.4
Interest credited to policyholders’ account balances	266.7	260.3
Compensation and benefits	566.6	587.1
Commissions	379.2	432.5
Distribution plan payments	79.2	77.7
Amortization of deferred sales commissions	22.0	24.7
Interest expense	17.9	19.3
Amortization of deferred policy acquisition costs	815.4	207.7
Capitalization of deferred policy acquisition costs	(370.4)	(413.0)
Rent expense	59.3	51.1
Amortization of other intangible assets	5.9	5.9
Other operating costs and expenses	326.8	305.8
Total benefits and other deductions	2,721.3	2,065.5

Earnings from continuing operations before income taxes
and minority interest	1,071.3	612.4
Income taxes	(336.0)	(171.6)
Minority interest in net income of consolidated subsidiaries	(135.2)	(145.1)

Earnings from continuing operations	600.1	295.7
Earnings from discontinued operations, net of income taxes	1.0	4.3
Gains (losses) on disposal of discontinued operations, net of income taxes	6.3	(.4)

Net Earnings	$607.4	$299.6

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,265.4	5,139.6
Changes in capital in excess of par value	3.3	23.4
Capital in excess of par value, end of period	5,268.7	5,163.0

Retained earnings, beginning of year	5,186.0	4,507.6
Cumulative effect adjustment to adopt FIN 48	-	44.8
Retained earnings, beginning of year as adjusted	5,186.0	4,552.4
Net earnings	607.4	299.6
Retained earnings, end of period	5,793.4	4,852.0

Accumulated other comprehensive loss, beginning of year	(267.9)	(167.3)
Other comprehensive (loss) income	(282.9)	29.6
Accumulated other comprehensive loss, end of period	(550.8)	(137.7)

Total Shareholder’s Equity, End of Period	$10,513.8	$9,879.8

COMPREHENSIVE INCOME
Net earnings	$607.4	$299.6

Change in unrealized (losses) gains, net of reclassification adjustments	(289.0)	20.8
Changes in defined benefit plan related items, net of
reclassification adjustment	6.1	8.8
Other comprehensive (loss) income	(282.9)	29.6

Comprehensive Income	$324.5	$329.2

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

Net earnings	$607.4	$299.6
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Interest credited to policyholders’ account balances	266.7	260.3
Universal life and investment-type product policy fee income	(718.7)	(625.9)
Net change in broker-dealer and customer related receivables/payables	(599.0)	(176.7)
Change in net investment income related to derivatives	(704.2)	28.9
Investment losses (gains), net	13.0	(17.9)
Change in deferred policy acquisition costs	445.0	(205.3)
Change in future policy benefits	58.4	31.3
Change in income tax payable	252.7	92.1
Change in segregated cash and securities, net	428.6	60.3
Minority interest in net income of consolidated subsidiaries	135.2	145.1
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	(406.2)	(.7)
Amortization of deferred sales commissions	22.0	24.7
Other depreciation and amortization	32.2	37.4
Amortization of other intangible assets, net	5.9	5.9
(Gains) losses on disposal of discontinued operations	(6.3)	.4
Other, net	(9.2)	14.5

Net cash used in operating activities	(176.5)	(26.0)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	339.7	494.9
Sales of investments	192.0	970.2
Purchases of investments	(385.1)	(955.7)
Change in short-term investments	5.1	7.7
Change in capitalized software, leasehold improvements
and EDP equipment	(37.0)	(41.0)
Other, net	596.5	(99.9)

Net cash provided by investing activities	711.2	376.2

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
CONTINUED

	2008	2007
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$1,097.6	$957.4
Withdrawals and transfers to Separate Accounts	(622.3)	(1,119.3)
Net change in short-term financings	139.5	172.6
Other, net	(110.0)	(159.7)

Net cash provided by (used in) financing activities	504.8	(149.0)

Change in cash and cash equivalents	1,039.5	201.2
Cash and cash equivalents, beginning of year	1,173.2	1,122.2

Cash and Cash Equivalents, End of Period	$2,212.7	$1,323.4

Supplemental cash flow information
Interest Paid	$9.4	$10.6
Income Taxes Paid	$63.8	$73.5

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “first quarter 2008” and “first quarter 2007” refer to the three months ended March 31, 2008 and 2007, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

In addition, on the consolidated statements of cash flows, net cash used in operations of $(90.9) million reported for the first three months of 2007 in the first quarter 2007 Form 10-Q was revised to $(26.0) million, a decrease of $64.9 million, to reflect a change in the classification of several special bank accounts for the exclusive benefit of AllianceBernstein customers with balances of $81.0 million and $145.9 million at March 31, 2007 and December 31, 2006, respectively, from Cash and cash equivalents to Cash and securities segregated.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, and as further described in Note 7 of the Consolidated Financial Statements, the Company adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company’s adoption of SFAS No. 157 at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefit (“GMIB”) reinsurance asset, resulting in an increase in net income of $68.8 million, related to an increase in the fair value of the GMIB reinsurance asset of $210.6 million, offset by increased DAC amortization of $104.7 million and increased Federal income taxes of $37.1 million.  The increase in the GMIB reinsurance asset’s fair value under SFAS No. 157 was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of SFAS No. 157.

Effective January 1, 2008, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115,” permits entities to choose to measure many financial instruments and certain other items at fair value.  Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Management elected not to adopt the fair value option as permitted by SFAS No. 159.

Effective January 1, 2007, and as more fully described in Note 10 to the Consolidated Financial Statements, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation that clarifies the recognition criteria and measurement of the economic benefits associated with tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit is recognized only if it is “more likely than not” to be sustained based on the technical merits of the position, assuming examination by the taxing authority, and is required to be measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon ultimate settlement, taking into consideration the amounts and probabilities of potential settlement outcomes.  FIN 48 also addresses subsequent derecognition of tax positions, changes in the measurement of recognized tax positions, accrual and classification of interest and penalties, and accounting in interim periods.  In addition, annual disclosures with respect to income taxes have been expanded by FIN 48 and require the inclusion of a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period.  As a result of adopting FIN 48, the Company recognized a $44.8 million positive cumulative-effect adjustment to the January 1, 2007 balance of retained earnings to reflect a decrease in the amount of unrecognized tax benefits.

On January 1, 2007, the Company adopted SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”.  The SOP requires identification of transactions that result in a substantial change in an insurance contract.  Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract.  If determined that a substantial change has occurred, the related DAC and other related balances must be written off.  The adoption of SOP 05-1 did not have a material impact on the Company’s consolidated results of operations or financial position.

New Accounting Pronouncements

On February 12, 2008, the FASB issued FSP SFAS No. 157-2 that defers the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities (including goodwill and other intangible assets) except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral will delay until 2009 the application of SFAS No. 157 to the Company’s annual impairment testing of goodwill and other intangible assets.  Management currently is assessing the impacts of adoption.

3)	INVESTMENTS

For the first quarters of 2008 and 2007, investment income is shown net of investment expenses of $41.8 million and $86.5 million, respectively.

As of March 31, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $26.92 billion and $27.01 billion, respectively.  Also at March 31, 2008 and December 31, 2007 respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $164.7 million and $147.3 million and costs of $186.6 million and $147.7 million as well as other equity securities with carrying values of $20.8 million and $25.8 million and costs of $20.3 million and $25.1 million.

As of March 31, 2008 and December 31, 2007, respectively, the Company’s trading account securities had amortized costs of $1.22 billion and $587.5 million.

In the first quarters of 2008 and 2007, respectively, net unrealized and realized holding (losses) gains on trading account equity securities, including earnings on the General Account’s investment in Separate Accounts, of $(85.9) million and $10.6 million respectively were included in Net investment income in the consolidated statements of earnings.

For the first quarters of 2008 and 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $15.5 million and $788.4 million, respectively.  Gross gains of $1.9 million and $4.8 million and gross losses of $0.2 million and $7.5 million were realized on these sales for the first quarters of 2008 and 2007, respectively.  Unrealized net investment losses related to fixed maturities classified as available for sale increased by $555.8 million during first quarter 2008, resulting in a balance of $409.0 million at March 31, 2008.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Three Months Ended
	March 31,
	2008	2007
	(In Millions)

Balances, beginning of year	$1.4	$11.3
Additions charged to income	—	—
Deductions for writedowns and asset dispositions	—	(3.3)
Balances, End of Period	$1.4	$8.0

Impaired mortgage loans along with the related investment valuation allowances for losses follow:

	March 31, 2008	December 31, 2007
	(In Millions)
Impaired mortgage loans with investment valuation allowances	$11.3	$11.4
Impaired mortgage loans without investment valuation allowances	1.9	—
Recorded investment in impaired mortgage loans	13.2	11.4
Investment valuation allowances	(1.4)	(1.4)
Net Impaired Mortgage Loans	$11.8	$10.0

During the first quarters of 2008 and 2007, respectively, the Company’s average recorded investment in impaired mortgage loans was $12.3 million and $75.4 million.  Interest income recognized on these impaired mortgage loans totaled $0.3 million and $1.2 million for the first quarters of 2008 and 2007, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At March 31, 2008 and December 31, 2007, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $9.9 million and $10.0 million.

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

Summarized financial information for the Closed Block follows:

	March 31, 2008	December 31, 2007
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,625.0	$8,657.3
Policyholder dividend obligation	-	-
Other liabilities	144.2	115.2
Total Closed Block liabilities	8,769.2	8,772.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $5,779.5 and $5,816.6)	5,691.0	5,825.6
Mortgage loans on real estate	1,098.3	1,099.3
Policy loans	1,202.5	1,197.5
Cash and other invested assets	4.6	4.7
Other assets	317.3	240.1
Total assets designated to the Closed Block	8,313.7	8,367.2

Excess of Closed Block liabilities over assets designated to
the Closed Block	455.5	405.3

Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains, net of deferred income tax benefit (expense) of $ 29.9 and $(3.2) and policyholder
dividend obligation of $(3.1) and $0	(55.5)	5.9

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$400.0	$411.2

Closed Block revenues and expenses follow:

Three Months Ended
March 31,
2008	2007
(In Millions)

REVENUES:
Premiums and other income	$101.9	$105.7
Investment income (net of investment expenses of $.5 and $0)	125.9	127.2
Investment (losses) gains, net	(.7)	.9
Total revenues	227.1	233.8

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	206.0	212.2
Other operating costs and expenses	3.8	3.9
Total benefits and other deductions	209.8	216.1

Net revenues before income taxes	17.3	17.7
Income taxes	(6.1)	(6.0)
Net Revenues	$11.2	$11.7

Reconciliations of the policyholder dividend obligation follow:

	Three Months Ended
	March 31,
	2008	2007
	(In Millions)

Balance at beginning of year	$—	$3.2
Applicable to Net revenues	3.1	—
Unrealized investment (losses) gains	(3.1)	15.1
Balance at End of Period	$—	$18.3

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise.  The following tables reconcile the (Losses) earnings from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for first quarters of 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In Millions)

Earnings (Losses) from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$—	$1.0
Real estate held-for-sale	1.0	2.7
Disposal of business - Enterprise	—	.6
Total	$1.0	$4.3

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$6.3	$—
Disposal of business - Enterprise	—	(.4)
Total	$6.3	$(.4)

Wind-up Annuities

Summarized financial information for Wind-up Annuities follows:

	March 31,	December 31,
	2008	2007
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $681.0 and $696.3)	$689.4	$705.0
Equity real estate	164.0	165.0
Mortgage loans on real estate	1.8	2.2
Other invested assets	1.8	1.8
Total investments	857.0	874.0
Cash and cash equivalents	3.6	—
Other assets	30.6	27.3
Total Assets	$891.2	$901.3

Policyholders liabilities	$747.7	$756.1
Allowance for future losses	—	—
Other liabilities	143.5	145.2
Total Liabilities	$891.2	$901.3

	Three Months Ended
	March 31,
	2008	2007
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment expenses of $4.6 and $5.0)	$15.9	$16.4
Investment gains, net	.8	1.5
Total revenues	16.7	17.9

Benefits and other deductions	19.3	18.7
Losses charged to allowance for future losses	(2.6)	(.8)
Pre-tax earnings (loss) from operations	—	—
Earnings from strengthening the allowance
for future losses	—	1.1
Income tax expense	—	(.1)
Earnings from Wind-up Annuities	$—	$1.0

AXA Equitable’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of the Company’s annual planning process.  These updated assumptions and estimates resulted in a release of the allowance in first quarter 2007.  If the Company’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses are deferred to the extent that such losses are expected to be offset by reasonably assured future net investing and operating cash flows.  Management believes that the $20.9 million of deferred operating losses at March 31, 2008 included above in Other assets are offset by projections of reasonably assured future net investing and operating cash flows.

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

Real Estate Held-for-Sale

At December 31, 2007, equity real estate held-for-sale of $121.7 million was included in Other assets.  No balance was reported at March 31, 2008.

Enterprise

For first quarter 2007, $0.7 million pre-tax transaction costs ($0.4 million post-tax) were recorded as a result of the disposition of the funds.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$253.1	$309.9	$563.0
Paid guarantee benefits	(17.6)	(.6)	(18.2)
Other changes in reserve	55.6	42.6	98.2
Balance at March 31, 2008	$291.1	$351.9	$643.0

Balance at January 1, 2007	$163.7	$228.3	$392.0
Paid guarantee benefits	(7.0)	(.2)	(7.2)
Other changes in reserve	55.6	9.4	65.0
Balance at March 31, 2007	$212.3	$237.5	$449.8

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2008	2007
	(In Millions)

Balance at beginning of period	$27.5	$23.6
Paid guarantee benefits	(3.1)	(2.6)
Other changes in reserve	6.7	10.8
Balance at End of Period	$31.1	$31.8

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2008 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	Of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$10,684	$356	$288	$808	$12,136
Separate Accounts	$26,514	$7,803	$6,486	$29,861	$70,664
Net amount at risk, gross	$605	$832	$1,876	$3,172	$6,485
Net amount at risk, net of amounts
reinsured	$605	$730	$1,180	$3,172	$5,689
Average attained age of
contractholders	49.3	61.6	65.4	61.7	52.9
Percentage of contractholders
over age 70	7.4%	23.6%	37.7%	21.7%	12.2%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$55	$1,084	$1,139
Separate Accounts	N/A	N/A	$4,055	$40,032	$44,087
Net amount at risk, gross	N/A	N/A	$433	—	$433
Net amount at risk, net of amounts
reinsured	N/A	N/A	$115	—	$115
Weighted average years remaining
until annuitization	N/A	N/A	1.8	8.0	7.3
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%

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

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$43,832	$48,587
Fixed income	4,275	4,392
Balanced	20,287	20,546
Other	2,270	2,151
Total	$70,664	$75,676

GMIB:
Equity	$25,604	$27,831
Fixed income	2,612	2,687
Balanced	14,738	14,816
Other	1,133	1,018
Total	$44,087	$46,352

C)  Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes exchange-traded futures contracts and interest rate swap and floor contracts that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.  At March 31, 2008, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $53.31 billion and $4.12 billion, respectively, with the GMDB feature and $34.42 billion and zero, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, SFAS No. 133 requires gains or losses on the derivatives used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility

D)  Variable and Interest-Sensitive Life Insurance Policies - No Lapse Guarantee

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2008	$135.0	$(107.6)	$27.4
Other changes in reserves	24.0	(21.3)	2.7
Balance at March 31, 2008	$159.0	$(128.9)	$30.1

Balance at January 1, 2007	$66.8	$(47.9)	$18.9
Other changes in reserves	8.2	(7.0)	1.2
Balance at March 31, 2007	$75.0	$(54.9)	$20.1

7)	FAIR VALUE DISCLOSURES

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices for identical instruments in active markets.  Level 1 fair values generally are supported by market transactions that occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar instruments, quoted prices in markets that are not active, and inputs to model-derived valuations that are directly observable or can be corroborated by observable market data.

Level 3
Unobservable inputs supported by little or no market activity and often requiring significant management judgment or estimation, such as an entity’s own assumptions about the cash flows or other significant components of value that market participants would use in pricing the asset or liability.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements
	March 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$234.3	$24,111.5	$2,169.9	$26,515.7
Other equity investments	183.3	—	2.2	185.5
Trading securities	1,163.9	—	.1	1,164.0
Other invested assets	—	207.2	291.2	498.4
Loans to affiliates	—	631.2	—	631.2
Cash equivalents	1,730.9	—	—	1,730.9
Segregated securities	1,941.4	—	—	1,941.4
GMIB reinsurance contracts	—	—	530.9	530.9
Separate Accounts’ assets	87,939.8	1,562.5	27.3	89,529.6
Total Assets	$93,193.6	$26,512.4	$3,021.6	$122,727.6

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At March 31, 2008, investments classified as Level 2 comprise approximately 21.6% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and corporate debt securities for which pricing generally is obtained from independent providers, including pricing services and brokers.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification are approximately $2.38 billion AAA-rated mortgage- and asset- backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2008 were of approximately $355.7 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $1.61 billion of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at March 31, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios. It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

The table below presents a reconciliation for all Level 3 assets for first quarter 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed	Other
	Maturities	Equity	Other	GMIB	Separate
	Available	Investments	Invested	Reinsurance	Accounts
	For Sale	(1)	Assets	Asset	Assets

Balance, Dec. 31, 2007	$2,503.4	$3.0	$160.9	$124.7	$39.9
Impact of adopting
SFAS No. 157, included in earnings	—	—	—	210.6	—
Balance, Jan. 1, 2008	2,503.4	3.0	160.9	335.3	39.9
Total gains (losses),
realized and unrealized, included in:
Earnings as:
Net investment income	.7	—	130.3	—	—
Investment gains (losses), net	(14.4)	(.7)	—	—	(5.2)
Commissions, fees and other income	—	—	—	180.5	—
Subtotal	(13.7)	(.7)	130.3	180.5	(5.2)
Other comprehensive income	(340.0)	—	—	—
Purchases/issuances and sales/settlements, net	(13.0)	—	—	—	(7.4)
Transfers into/out of Level 3	33.2	—	—	15.1	—
Balance, March 31, 2008	$2,169.9	$2.3	$291.2	$530.9	$27.3

(1) Includes Trading securities' Level 3 amount.

The table below details changes in unrealized gains (losses) for first quarter 2008 by category for Level 3 assets still held at March 31, 2008:

	Three Months Ended March 31, 2008
	Earnings
		Investment	Commissions	Other
	Net	Gains	Fees and	Compre-
	Investment	(Losses),	Other	hensive
	Income	Net	Income	Income
	(In Millions)
Level 3 Instruments
Still Held at March 31, 2008:
Change in unrealized gains
or losses
Fixed maturities,
available for sale	$—	$—	$—	$(340.0)
Other equity investments	—	—	—	—
Other invested assets	130.3	—	—	—
Cash equivalents	—	—	—	—
Segregated securities	—	—	—	—
GMIB reinsurance contracts	—	—	180.5	—
Separate Accounts’ assets	—	(4.9)	—	—
Total	$130.3	$(4.9)	$180.5	$(340.0)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In first quarter 2008, no assets were measured at fair value on a non-recurring basis.

8)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense follow:

	Three Months Ended March 31,
	2008	2007
	(In Millions)

Service cost	$10.1	$9.5
Interest cost on projected benefit obligation	33.4	31.9
Expected return on assets	(48.8)	(47.9)
Net amortization and deferrals	9.3	13.5
Net Periodic Pension Expense	$4.0	$7.0

9)	SHARE-BASED COMPENSATION PROGRAMS

For the first quarters of 2008 and 2007, respectively, the Company recognized compensation cost for share-based payment arrangements of $8.4 million and $10.8 million.

On March 31, 2008, approximately 702,404 performance units earned under the AXA Performance Unit Plan 2006 were fully vested for total value of approximately $24.2 million, including incremental units earned from having exceeded targeted 2007 performance criteria by 0.68%.  Distributions to participants were made on April 10, 2008, resulting in cash settlements of approximately 78% of these performance units for aggregate value of approximately $18.6 million and equity settlements of the remainder with approximately 153,494 restricted AXA ADRs for aggregate value of approximately $5.6 million.

10)	INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the Company recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $371.3 million.  Of that total, $276.9 million would affect the effective tax rate and $94.4 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At March 31, 2008 and December 31, 2007, respectively, the total amount of unrecognized tax benefits were $416.9 million and $412.2 million, of which $306.6 million and $301.9 million would affect the effective rate and $110.3 million and $110.3 million were temporary in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Included in the amounts of unrecognized tax benefits were interest and penalties of $73.3 million at March 31, 2008 and $68.6 million at December 31, 2007.  Tax expense for the first quarters of 2008 and 2007, respectively, reflected $4.7 million and $3.3 million in interest related to unrecognized tax benefits.

The IRS is currently examining the AXA Financial’s consolidated 2002 and 2003 Federal corporate income tax returns.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceedings.  The range of this possible change in the amount of uncertain tax benefits cannot be estimated at this time.

Income taxes for interim periods have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2007, except as described below:

In Hirt, in April 2008, oral arguments on the appeal and cross-appeal were held.

In Centre Life Insurance Company, the arbitration commenced in March 2008 and is scheduled to resume in July 2008.  At the March 2008 arbitration hearing, Centre revised its damages claim to $207.2 million plus statutory interest and attorneys’ fees.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above or those described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2007, and believes that the ultimate resolution of the litigation described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2007 will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matters described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2007, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

12)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2008	2007
	(In Millions)

Segment revenues:
Insurance	$2,778.6	$1,644.8
Investment Management (1)	1,035.4	1,056.3
Consolidation/elimination	(21.4)	(23.2)
Total Revenues	$3,792.6	$2,677.9

(1) Net of interest expense incurred on securities borrowed

Segment earnings from continuing operations before
income taxes and minority interest:
Insurance	$797.6	$320.1
Investment Management	274.2	292.3
Consolidation/elimination	(.5)	—

Total Earnings from Continuing Operations before
Income Taxes and Minority Interest	$1,071.3	$612.4

	March 31,	December 31,
	2008	2007
	(In Millions)

Segment assets:
Insurance	$139,006.5	$144,962.2
Investment Management	14,302.7	14,962.7
Consolidation/elimination	(11.8)	1.1
Total Assets	$153,297.4	$159,926.0

On February 23, 2007, AXA Financial acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%.  The remaining 8.2 million AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price through October 2, 2010. At March 31, 2008 and December 31, 2007, respectively, the Company’s beneficial ownership in AllianceBernstein was approximately 45.4% and 45.5%.

13)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $15.5 million and $16.4 million, respectively, for the first quarters of 2008 and 2007.

AXA Equitable paid $191.4 million and $199.3 million, respectively, in commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2008 and 2007.  AXA Equitable charged AXA Distribution’s subsidiaries $93.6 million and $89.8 million, respectively, for their applicable share of operating expenses for the first quarters of 2008 and 2007, pursuant to the Agreements for Services.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2008 Compared to First Quarter 2007

Net earnings for the Company totaled $607.4 million for first quarter 2008, $307.8 million higher than the $299.6 million reported for first quarter 2007, as the Insurance segment’s net earnings increase of $316.5 million to $542.1 million was partially offset by an $8.7 million decrease for the Investment Management segment to $65.3 million.  Net earnings in first quarter 2008 included $68.8 million as the result of the adoption of SFAS No. 157 on January 1 related to the GMIB reinsurance asset net of respective increases of $104.7 million and $37.1 million in DAC amortization and income tax expense).  Pre-tax earnings of $1.6 million ($1.0 million post-tax) and a gain of $9.6 million ($6.3 million post-tax) related to equity real estate held for sale were reported in first quarter 2008.  In first quarter 2007, pre-tax earnings of $0.8 million ($0.6 million post-tax) and a pre-tax loss of $0.6 million ($0.4 million post-tax) were recognized related to the transfer of AXA Enterprise Funds.  Earnings from continuing operations before income taxes and minority interest were $1.07 billion for first quarter 2008, an increase of $458.9 million from the year earlier quarter as the Insurance segment’s pre-tax earnings increase of $477.5 million was partially offset by the $18.1 million decrease for the Investment Management segment.  The first quarter 2008 increase in pre-tax earnings to $797.6 million in the Insurance segment was primarily due to higher investment income, commissions, fees and other income and policy fees were partially offset by higher DAC amortization.  The Investment Management segment’s decrease in first quarter 2007 pre-tax earnings to $274.2 million was principally due to lower earnings at AllianceBernstein.

In 2003, AXA Equitable initiated a program intended to provide economic hedges for certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to include economic hedges for certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes exchange-traded futures contracts and interest rate swap and floor contracts that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133.  Gains or losses on the derivatives used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.  Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis.  Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not fully reflect the immediate impact of equity and interest rate market fluctuations.  In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings.  Conversely, in periods of equity and interest rate market declines, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings.  Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related economic futures hedge and reinsurance risk management programs.

Revenues.  In first quarter 2008, total revenues increased $1.11 billion to $3.79 billion as compared to $2.68 billion in the year earlier quarter.  The Insurance segment’s revenue increase of $1.13 billion to $2.78 billion was primarily due to higher investment, commission, fees and other and policy fee income.  This increase was partially offset by a decrease of $20.9 million to $1.04 billion for the Investment Management segment in first quarter 2008 as realized and unrealized investment losses on trading investments at AllianceBernstein more than offset higher investment advisory and services fees and institutional services revenues..

Policy fee income was $718.7 million, $92.8 million higher than in first quarter 2007 primarily due to fees earned on higher average Separate Account balances.

Net investment income increased $565.2 million to $1.20 billion in first quarter 2008.  The $641.5 million increase for the Insurance segment was primarily due to an increase in the fair value of derivative instruments related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts ($680.6 million in first quarter 2008 as compared to a decrease of $25.3 million in first quarter 2007).  The derivative related increase was partially offset by a $20.1 million decrease in fixed maturity investment income in the 2008 quarter.  The $75.6 million decrease for the Investment Management segment was primarily related to $64.2 million in market-to-market losses on trading investments in first quarter 2008 as compared to $13.6 million in market appreciation in the 2007 quarter, partially offset by $3.4 million higher net investment income at AllianceBernstein.

Investment losses totaled $13.0 million in first quarter 2008, as compared to $17.9 million of gains in first quarter 2007.  The Insurance segment reported losses of $19.4 million in the 2008 quarter as compared to gains of $6.9 million in losses in first quarter 2007 while the Investment Management segment posted $4.6 million lower gains, $6.4 million and $11.0 million in the first quarter of 2008 and 2007, respectively.  The Insurance segment’s losses in the 2008 quarter primarily resulted from higher writedowns on General Account fixed maturities, $24.1 million in first quarter 2008 as compared to $2.7 million in first quarter 2007 as well as lower gains related to mortgage loans and equity real estate.  The Investment Management’s decrease in investment gains was principally due to lower non-cash gains in first quarter 2008 than in first quarter 2007 resulting from the issuance of its units to AllianceBernstein employees in connection with its long-term incentive plans in the respective quarters.

Commissions, fees and other income increased $487.2 million to $1.68 billion in first quarter 2008 with increases of $425.4 million and $59.3 million in the Insurance and Investment Management segments, respectively.  The Insurance segment increase to $625.2 million in first quarter 2008 was due to the January 1, 2008 $210.6 million adjustment to the fair value of the opening balance of the GMIB reinsurance contracts as a result of the adoption of SFAS No. 157 and a greater increase in the fair value of those reinsurance contracts in the 2008 quarter as compared to first quarter 2007.  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  During first quarter 2008, the fair value of these contracts increased $195.6 million as compared to $0.7 million during first quarter 2007 due to market fluctuations.  Additionally, higher gross investment management fees were received from EQAT and VIP Trust due to a higher average asset base.  The Investment Management segment’s increase was principally due to the $41.7 million and $19.3 million respective increases in investment advisory and services fees and institutional research services revenues at AllianceBernstein in first quarter 2008 as compared to first quarter 2007.  The 5.4% increase to $817.2 million in investment advisory and services fees was primarily due to a 4.3% increase in average assets under management (“AUM”) and a more favorable mix of fees, offset by $10.7 million lower performance fees.  The increase to $118.3 million in institutional research services revenues related to higher U.S. revenues as volume increases were partially offset by decreases in market share and pricing in first quarter 2008.

Benefits and Other Deductions.  In first quarter 2008, total benefits and other deductions increased $655.8 million to $2.72 billion as the result of the Insurance segment’s increase of $656.3 million

In first quarter 2008, policyholders’ benefits totaled $552.7 million, an increase of $46.3 million from the $506.4 million reported for first quarter 2007.  The increase was principally due to a $26.7 million higher increase in the GMDB/GMIB reserves ($76.7 million in first quarter 2008 as compared to $50.0 million in first quarter 2007) due to reductions in interest rates, changes in market conditions and the growth of the business, higher death claims and $5.8 million higher policyholder dividends.

Total compensation and benefits decreased $20.5 million to $566.6 million in first quarter 2008 with decreases of $13.3 million and $7.2 million for the Insurance and Investment Management segments, respectively.  The decrease in compensation and benefits to $127.5 million for the Insurance segment was primarily related to decreases in salary expense and lower stock benefit plan expenses in first quarter 2008 as compared to the 2007 quarter.  The Investment Management segment decrease in first quarter 2008 to $439.2 million resulted as the $28.4 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, higher severance and higher fringe benefits reflecting the increased compensation levels was more than offset by the $35.1 million decrease in incentive compensation due to lower estimated annual bonus payments and lower deferred compensation at AllianceBernstein.

For first quarter 2008, commissions in the Insurance segment totaled $379.2 million, a decrease of $53.3million when compared to $432.5 million from first quarter 2007 principally due to lower sales of interest-sensitive products.

DAC amortization increased to $815.4 million in first quarter 2008, up $607.7 million from the 2007 quarter.  This increase in amortization was principally related to significant increases in first quarter 2008 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, the DAC related impact of the January 1 increase in the fair value of the GMIB reinsurance contracts related to the adoption of SFAS No. 157 and the first quarter increase in fair value of the GMIB reinsurance asset and the impacts of DAC unlocking.  In first quarter 2008, DAC unlocking, principally related to lower estimated future annuity surrender charges and higher estimated future margins due to expectation of life mortality improvements, increased DAC amortization by $0.4 million.  In first quarter 2007, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $6.0 million.

DAC capitalization totaled $370.4 million, a decrease of $42.6 million from the $413.0 million reported in first quarter 2007, primarily due to lower sales of life and annuity products.

Other operating costs and expenses increased $21.0 million for first quarter 2008 primarily due to the increase of $19.4 million in the Insurance segment.  The Insurance segment increase was principally due to higher sub-advisory fees at EQAT and VIP Trust due to higher average asset balances and higher legal, travel and software expenses.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for first quarter 2008 were $4.58 billion, a $29.6 million decrease from first quarter 2007 with $73.9 million lower first year premiums and deposits in first quarter 2008 ($3.32 billion) than in the prior year’s comparable quarter.  This decrease in first year sales resulted as $48.5 million higher sales of variable annuity products in the wholesale distribution channel was more than offset by $21.9 million lower sales in the retail channel, lower sales of fixed annuities in both channels totaling $7.5 million and $93.3 million lower sales of life products in the 2008 quarter.  The decline in first year premiums and deposits for the life products resulted from the $79.1 million and $19.0 million lower sales of interest sensitive life products in the wholesale and retail channels, respectively, in first quarter 2008.

The decline in interest sensitive life sales resulted from AXA Equitable’s launch in July 2007 of two new universal life insurance products, one of which includes a lapse protection rider.  These new universal life products are currently available for new sales in place of the prior product in most states and will be available in the remaining jurisdictions as applicable regulatory approvals are received.  The prior universal life product sales accounted for 30.8% and 77.6% of first year life premiums and deposits for the Financial Advisory/Insurance segment in the first quarter of 2008 and 2007, respectively.  The new universal life products are expected to be more competitive at certain issue ages.  They are less competitive for older issue ages.  Since a substantial portion of AXA Equitable’s life insurance sales has come from sales of the prior universal life product to customers at older issue ages, the introduction of the new products has reduced total universal life sales while increasing overall margins on sales of the new products as compared to the prior product.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased from $2.58 billion in first quarter 2007 to $2.09 billion for first quarter 2008.  There was a $494.0 million decrease in individual annuities surrenders and withdrawals to $1.80 billion offset by an increase of $4.0 million in the variable and interest-sensitive life product line.  The annualized annuities surrender rate decreased to 7.7% in first quarter 2008 from 9.8% in first quarter 2007, while the individual life surrender rate remained unchanged at 4.0% in both periods.  The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	March 31,
	2008	2007

Third party	$672,878	$672,611
General Account and other	51,802	51,652
Insurance Group Separate Accounts	89,694	87,577
Total Assets Under Management	$814,374	$811,840

Third party assets under management at March 31, 2008 increased $267 million from March 31, 2007 primarily due to increases at AllianceBernstein.  General Account and other assets under management increased $150 million from first quarter 2007.  The $2.12 billion increase in Insurance Group Separate Account assets under management at the end of first quarter 2008 as compared to March 31, 2007 resulted from increases in EQAT’s AUM that were offset by AUM declines in other Separate Accounts due to market depreciation in first quarter 2008.

AllianceBernstein assets under management at the end of first quarter 2008 totaled $735.3 billion as compared to $741.7 billion at March 31, 2007 with market depreciation of $23.8 billion offset by net inflows of $17.3 million.  The net inflows of $13.9 million and $5.4 million in institutional investment and private client channels were partially offset by a $2.0 million net outflow through the retail channel.  Non-US clients accounted for 40.0% of the March 31, 2008 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable.  AXA Equitable monitors its capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the capital needed to support the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that AXA Equitable will continue to have the ability to meet the capital requirements necessary to support its business.

In first quarter 2008, AXA Equitable’s $350.0 million short-term debt, of which $101.7 million is included within Wind-up Annuities, matured and was renegotiated.  This debt will now mature on June 23, 2008 and bears interest at a rate of three-month LIBOR plus 60 basis points.  At March 31, 2008, AXA Equitable had no other short-term debt or commercial paper outstanding.

AllianceBernstein.  For the three months ended March 31, 2008 and 2007, respectively, cash flows included inflows of $4.6 million and $17.5 million representing additional investments by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $4.9 million and $14.1 million to fund deferred compensation plans.  Cash flows in the first quarter of 2008 and 2007, respectively, also included $31.7 million and $161.4 million from the issuance of commercial paper.  In the 2008 period, cash outflows of $18.6 million related to the issuance of AllianceBernstein Holding units in exchange for cash awards under a compensation plan; no similar outflows occurred in first quarter 2007.  Capital expenditures at AllianceBernstein were $22.4 million in first quarter 2008 compared to $26.9 million in first quarter 2007.  Proceeds from net sales of investments totaled $4.7 million in the 2008 quarter as compared to $5.8 million in net purchases of investments in the year earlier quarter.  Available cash flow for cash distributions from AllianceBernstein totaled $308.0 million and $419.1 million for first quarter 2008 and 2007, respectively.

At March 31, 2008 and 2007, respectively, AllianceBernstein had $571.6 million and $503.6 million under its commercial paper program outstanding; no amounts were outstanding under its revolving credit facility at March 31, 2008 and 2007.  At March 31, 2008, AllianceBernstein had $98.0 million of short-term debt related to an unsecured bank loan; no short-term debt was outstanding at March 31, 2007.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4T.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II          OTHER INFORMATION

Item 1              Legal Proceedings

See Note 11 of Notes to Consolidated Financial Statements contained herein.  Except as disclosed in Note 11 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2007 Form 10-K.

Item 1A.         Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the 2007 Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None

Item 4T.            Submission of Matters to a Vote of Security Holders

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

Date:	May 14, 2008	AXA EQUITABLE LIFE INSURANCE COMPANY

		By	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	May 14, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and Controller