Form 10-Q
period 2008-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2008-08-11
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

As of August 11, 2008, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
	• Consolidated Balance Sheets, June 30, 2008 and December 31, 2007	4
	• Consolidated Statements of Earnings, Three Months and Six Months Ended June 30, 2008 and 2007	5
	• Consolidated Statements of Shareholder’s Equity, Six Months Ended June 30, 2008 and 2007	6
	• Consolidated Statements of Cash Flows, Six Months Ended June 30, 2008 and 2007	7
	• Notes to Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	(“Management Narrative”)	27

Item 3:	Quantitative and Qualitative Disclosures About Market Risk*	32

Item 4(T):	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	33

Item 1A:	Risk Factors	33

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3:	Defaults Upon Senior Securities	33

Item 4:	Submission of Matters to a Vote of Security Holders	33

Item 5:	Other Information	33

Item 6:	Exhibits	33

SIGNATURES		34

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$26,007.1	$27,159.5
Mortgage loans on real estate	3,803.1	3,730.6
Equity real estate, held for the production of income	376.7	381.7
Policy loans	3,954.4	3,938.8
Other equity investments	1,820.3	1,820.3
Trading securities	605.5	573.3
Other invested assets	971.1	1,000.9
Total investments	37,538.2	38,605.1
Cash and cash equivalents	2,350.6	1,173.2
Cash and securities segregated, at estimated fair value	1,799.6	2,370.0
Broker-dealer related receivables	1,397.9	1,623.5
Deferred policy acquisition costs	9,542.6	9,019.3
Goodwill and other intangible assets, net	3,712.9	3,724.6
Amounts due from reinsurers	2,923.1	2,890.6
Loans to affiliates	609.4	638.3
Other assets	3,425.8	3,341.8
Separate Accounts’ assets	89,352.7	96,539.6
Total Assets	$152,652.8	$159,926.0

LIABILITIES
Policyholders’ account balances	$25,023.4	$25,168.2
Future policy benefits and other policyholders liabilities	14,421.2	14,304.7
Broker-dealer related payables	307.4	595.1
Customers related payables	2,220.1	2,722.2
Amounts due to reinsurers	1,117.4	1,119.5
Short-term and long-term debt	944.0	982.0
Loans from affiliates	325.0	325.0
Income taxes payable	3,597.2	3,398.9
Other liabilities	1,841.9	1,963.2
Separate Accounts’ liabilities	89,352.7	96,539.6
Minority interest in equity of consolidated subsidiaries	2,545.6	2,478.9
Minority interest subject to redemption rights	143.0	142.7
Total liabilities	141,838.9	149,740.0

Commitments and contingent liabilities (Note 11)

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	2.5	2.5
Capital in excess of par value	5,285.0	5,265.4
Retained earnings	6,304.0	5,186.0
Accumulated other comprehensive loss	(777.6)	(267.9)
Total shareholder’s equity	10,813.9	10,186.0
Total Liabilities and Shareholder’s Equity	$152,652.8	$159,926.0

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type
product policy fee income	$751.5	$673.5	$1,470.2	$1,299.4
Premiums	194.3	201.8	403.0	410.1
Net investment income	464.2	492.4	1,666.4	1,129.3
Investment (losses) gains, net	(26.5)	6.7	(39.5)	24.6
Commissions, fees and other income	1,027.6	1,233.8	2,703.6	2,422.7
Total revenues	2,411.1	2,608.2	6,203.7	5,286.1

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	464.4	466.8	1,017.1	973.2
Interest credited to policyholders’
account balances	261.3	260.5	528.0	520.8
Compensation and benefits	569.3	607.6	1,135.9	1,194.7
Commissions	359.0	456.7	738.2	889.2
Distribution plan payments	78.7	84.8	157.9	162.5
Amortization of deferred sales commissions	20.5	24.8	42.5	49.5
Interest expense	13.7	19.0	31.6	38.3
Amortization of deferred policy acquisition costs	(303.4)	170.3	512.0	378.0
Capitalization of deferred policy acquisition costs	(366.8)	(433.1)	(737.2)	(846.1)
Rent expense	60.6	52.4	119.9	103.5
Amortization of other intangible assets	6.0	6.1	11.9	12.0
Other operating costs and expenses	293.6	323.2	623.5	627.5
Total benefits and other deductions	1,456.9	2,039.1	4,181.3	4,103.1

Earnings from continuing operations before
income taxes and minority interest	954.2	569.1	2,022.4	1,183.0
Income taxes	(266.6)	(155.2)	(602.6)	(326.7)
Minority interest in net income of
consolidated subsidiaries	(177.4)	(182.0)	(309.5)	(328.6)

Earnings from continuing operations	510.2	231.9	1,110.3	527.7
Earnings (losses) from discontinued operations,
net of income taxes	.4	(13.7)	1.4	(9.5)
Gains (losses) on disposal of discontinued
operations, net of income taxes	-	-	6.3	(.4)

Net Earnings	$510.6	$218.2	$1,118.0	$517.8

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY

Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,265.4	5,139.6
Changes in capital in excess of par value	19.6	54.8
Capital in excess of par value, end of period	5,285.0	5,194.4

Retained earnings, beginning of year	5,186.0	4,507.6
Cumulative effect adjustment to adopt FIN 48	-	44.8
Retained earnings, beginning of year as adjusted	5,186.0	4,552.4
Net earnings	1,118.0	517.8
Shareholder dividends paid	-	(300.0)
Retained earnings, end of period	6,304.0	4,770.2

Accumulated other comprehensive loss, beginning of year	(267.9)	(167.3)
Other comprehensive loss	(509.7)	(235.0)
Accumulated other comprehensive loss, end of period	(777.6)	(402.3)

Total Shareholder’s Equity, End of Period	$10,813.9	$9,564.8

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

Net earnings	$1,118.0	$517.8
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Interest credited to policyholders’ account balances	528.0	520.8
Universal life and investment-type product policy fee income	(1,470.2)	(1,299.4)
Net change in broker-dealer and customer related receivables/payables	(713.8)	(420.6)
Change in net investment income related to derivatives	(561.8)	234.4
Investment losses (gains), net	39.5	(24.6)
Change in segregated cash and securities, net	570.4	394.0
Change in deferred policy acquisition costs	(225.1)	(468.1)
Change in future policy benefits	55.3	5.6
Change in income taxes payable	453.4	76.1
Minority interest in net income of consolidated subsidiaries	309.5	328.6
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	(185.4)	48.0
Amortization of deferred sales commissions	42.5	49.5
Other depreciation and amortization	66.6	71.1
Amortization of other intangible assets, net	11.9	12.0
Change in accounts payable and accrued expenses	125.7	496.7
Other, net	(156.5)	(140.6)

Net cash provided by operating activities	8.0	401.3

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	785.6	1,232.4
Sales of investments	524.9	1,403.3
Purchases of investments	(1,120.4)	(2,087.9)
Change in short-term investments	6.9	7.4
Decrease in loans to affiliates	-	400.0
Change in capitalized software, leasehold improvements
and EDP equipment	(75.1)	(87.2)
Other, net	583.9	(267.2)

Net cash provided by investing activities	705.8	600.8

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 - CONTINUED
(UNAUDITED)

	2008	2007
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,044.7	$2,028.5
Withdrawals and transfers to Separate Accounts	(1,297.0)	(2,063.5)
Net change in short-term financings	(38.3)	(15.2)
Shareholder dividends paid	-	(300.0)
Other, net	(245.8)	(262.2)

Net cash provided by (used in) financing activities	463.6	(612.4)

Change in cash and cash equivalents	1,177.4	389.7
Cash and cash equivalents, beginning of year	1,173.2	1,122.2

Cash and Cash Equivalents, End of Period	$2,350.6	$1,511.9

Supplemental cash flow information
Interest Paid	$14.4	$28.7
Income Taxes Paid	$177.0	$217.6

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “second quarter 2008” and “second quarter 2007” refer to the three months ended June 30, 2008 and 2007, respectively.  The terms “first half of 2008” and “first half of 2007” refer to the six months ended June 30, 2008 and 2007, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

In addition, on the consolidated statements of cash flows, net cash used in operations of $319.3 million reported for the first half of 2007 in the second quarter 2007 Form 10-Q was revised to $401.3 million, an increase of $82.0 million, to reflect a change in the classification of several special bank accounts for the exclusive benefit of AllianceBernstein customers with balances of $67.2 million and $145.9 million at June 30, 2007 and December 31, 2006, respectively, from Cash and cash equivalents to Cash and securities segregated.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENT

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

New Accounting Pronouncement

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

For second quarter and the first half of 2008 and of 2007, investment income is shown net of investment expenses of $37.7 million, $79.5 million, $82.9 million and $169.4 million, respectively.

As of June 30, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $26.91 billion and $27.01 billion, respectively.  Also at June 30, 2008 and December 31, 2007, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $74.6 million and $186.6 million and costs of $54.5 million and $147.7 million as well as other equity securities with carrying values of $22.1 million and $25.8 million and costs of $24.8 million and $25.1 million.

As of June 30, 2008 and December 31, 2007, respectively, the Company’s trading account securities had amortized costs of $671.4 million and $587.5 million.

In second quarter and the first half of 2008 and of 2007,  net unrealized and realized holding gains (losses) on trading account equity securities, including earnings on the General Account’s investment in Separate Accounts, of $5.9 million, $(80.0) million, $55.4 million and $70.1 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first half of 2008 and of 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $161.4 million and $995.2 million, respectively.  Gross gains of $3.5 million and $6.2 million and gross losses of $7.5 million and $11.6 million were realized on these sales for the first half of 2008 and 2007, respectively.  Unrealized net investment (losses) gains related to fixed maturities classified as available for sale declined by $(1.04) billion during the first half of 2008, resulting in a net unrealized loss balance of $898.0 million at June 30, 2008.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Six Months Ended June 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$1.4	$11.3
Deductions for writedowns and asset dispositions	(.1)	(3.3)
Balances, End of Period	$1.3	$8.0

Impaired mortgage loans along with the related investment valuation allowances follow:

	June 30, 2008	December 31, 2007
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$11.2	$11.4
Impaired mortgage loans without investment valuation allowances	1.1	-
Recorded investment in impaired mortgage loans	12.3	11.4
Investment valuation allowances	(1.3)	(1.4)
Net Impaired Mortgage Loans	$11.0	$10.0

During the first half of 2008 and 2007, respectively, the Company’s average recorded investment in impaired mortgage loans was $12.6 million and $73.1 million.  Interest income recognized on these impaired mortgage loans totaled $0.4 million and $2.3 million for the first half of 2008 and of 2007, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At June 30, 2008 and December 31, 2007, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $9.9 million and $10.0 million.

In the first half of 2007, the Company purchased interest rate floors with a notional amount of $3.00 billion.  Cash paid for these interest rate floors totaled $81.0 million.  For the second quarter and first half of 2008 and 2007, respectively, increases (declines) in the fair value of these interest rate floors totaled $(89.4) million, $22.4 million, $(29.6) million and $(37.7) million.

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

Summarized financial information for the Closed Block follows:

	June 30, 2008	December 31, 2007
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,597.2	$8,657.3
Other liabilities	88.7	115.2
Total Closed Block liabilities	8,685.9	8,772.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $5,692.1 and $5,816.6)	5,481.2	5,825.6
Mortgage loans on real estate	1,142.9	1,099.3
Policy loans	1,193.7	1,197.5
Cash and other invested assets	5.7	4.7
Other assets	335.3	240.1
Total assets designated to the Closed Block	8,158.8	8,367.2

Excess of Closed Block liabilities over assets designated to the Closed Block	527.1	405.3

Amounts included in accumulated other comprehensive income:
Net unrealized investment (losses) gains, net of deferred income
tax benefit (expense) of $73.8 and $(3.2)	(137.0)	5.9

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$390.1	$411.2

Closed Block revenues and expenses follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES:
Premiums and other income	$99.0	$104.3	$200.9	$210.0
Investment income (net of investment
expenses of $.3, $0, $.8 and $0)	124.4	124.4	250.3	251.6
Investment (losses) gains, net	(4.0)	3.0	(4.7)	3.9
Total revenues	219.4	231.7	446.5	465.5

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	203.5	212.3	412.5	427.6
Other operating costs and expenses	.7	.6	1.5	1.4
Total benefits and other deductions	204.2	212.9	414.0	429.0

Net revenues before income taxes	15.2	18.8	32.5	36.5
Income taxes	(5.3)	(6.4)	(11.4)	(12.3)
Net Revenues	$9.9	$12.4	$21.1	$24.2

Reconciliations of the policyholder dividend obligation follow:

	Six Months Ended June 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$-	$3.2
Unrealized investment losses	-	(3.2)
Balances, End of Period	$-	$-

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise.  The following tables reconcile the Earnings (losses) from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for second quarter and first half of 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Millions)

Earnings (Losses) from Discontinued
Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(.5)	$-	$.4
Real estate held-for-sale	.4	(13.5)	1.4	(10.8)
Results of operations - Enterprise	-	.3	-	.9
Total	$.4	$(13.7)	$1.4	$(9.5)

Gains (Losses) on Disposal of Discontinued
Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$-	$6.3	$-
Disposal of business - Enterprise	-	-	-	(.4)
Total	$-	$-	$6.3	$(.4)

Summarized financial information for Wind-up Annuities follows:

	June 30, 2008	December 31, 2007
	(In Millions)
BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $686.2 and $696.3)	$678.7	$705.0
Equity real estate	163.8	165.0
Mortgage loans on real estate	1.6	2.2
Other invested assets	.8	1.8
Total investments	844.9	874.0
Other assets	44.0	27.3
Total Assets	$888.9	$901.3

Policyholders liabilities	$739.2	$756.1
Other liabilities	149.7	145.2
Total Liabilities	$888.9	$901.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment expenses of $4.7, $4.8,
$9.3 and $9.8)	$15.5	$16.5	$31.4	$32.9
Investment gains, net	-	2.8	.8	4.3
Total revenues	15.5	19.3	32.2	37.2

Benefits and other deductions	18.4	20.4	37.7	39.1
Losses charged to the
allowance for future losses	(2.9)	(1.1)	(5.5)	(1.9)
Pre-tax results from operations	-	-	-	-
Pre-tax losses from strengthening the
allowance for future losses	-	(1.1)	-	(.1)
Income tax benefit	-	.6	-	.5
Losses from Wind-up Annuities	$-	$(.5)	$-	$.4

AXA Equitable’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of the Company’s annual planning process. These updated assumptions and estimates resulted in strengthening the allowance in the second quarter and first half of 2007.  If the Company’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses are deferred to the extent that such losses are expected to be offset by reasonably assured future net investing and operating cash flows.  Included in Other assets at June 30, 2008 were $39.6 million of deferred operating losses which management believes are offset by projections of reasonably assured future net investing and operating cash flows.

The determination of projected future cash flows involves numerous estimates and subjective judgments regarding the expected performance of Discontinued Operations Investment Assets and the expected run-off of Wind-up Annuities liabilities.  There can be no assurance the projected future cash flows will not differ from the cash flows ultimately realized.  To the extent actual results or future projections of Wind-up Annuities are lower than  management’s current estimates and assumptions and result in deferred operating losses not being offset by reasonably assured future net investing and operating cash flows, the difference would be reflected in the consolidated statements of earnings from Wind-up Annuities.  In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, periodic adjustments to the loss allowance liability or deferred operating loss asset, as applicable, may result.

Real Estate Held-for-Sale

At December 31, 2007, equity real estate held-for-sale of $121.7 million was included in Other assets.  No balance was held at June 30, 2008.

Enterprise

In the first half of 2007, $0.7 million pre-tax transaction costs ($0.4 million post-tax) were recorded as a result of the disposition of the funds  In the first half of 2007, an impairment of $0.7 million pre-tax ($0.5 million post-tax) was recorded on intangible assets associated with investment management contracts based upon estimated fair value.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$253.0	$309.9	$562.9
Paid guarantee benefits	(16.1)	(1.8)	(17.9)
Other changes in reserve	76.3	39.7	116.0
Balance at June 30, 2008	$313.2	$347.8	$661.0

Balance at January 1, 2007	$163.7	$228.3	$392.0
Paid guarantee benefits	(13.2)	(1.7)	(14.9)
Other changes in reserve	60.1	6.1	66.2
Balance at June 30, 2007	$210.6	$232.7	$443.3

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2008	2007
	(In Millions)

Balance at beginning of year	$27.5	$23.6
Paid guarantee benefits	(4.4)	(4.8)
Other changes in reserve	8.7	7.3
Balance at End of Period	$31.8	$26.1

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2008 values for those variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	Of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$10,652	$337	$288	$824	$12,101
Separate Accounts	$26,225	$7,696	$6,194	$30,615	$70,730
Net amount at risk, gross	$842	$967	$2,028	$4,092	$7,929
Net amount at risk, net of
amounts reinsured	$842	$858	$1,292	$4,092	$7,084
Average attained age of
contractholders	49.3	61.7	65.6	61.8	52.9
Percentage of contractholders
over age 70	7.4%	23.7%	38.3%	21.8%	12.3%
Range of contractually specified
interest rates	N/A	N/A	3%- 6%	3%- 6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$51	$1,110	$1,161
Separate Accounts	N/A	N/A	$3,827	$41,062	$44,889
Net amount at risk, gross	N/A	N/A	$570	$-	$570
Net amount at risk, net of
amounts reinsured	N/A	N/A	$155	$-	$155
Weighted average years
remaining until annuitization	N/A	N/A	1.7	7.9	7.2
Range of contractually specified
interest rates	N/A	N/A	3%- 6%	3%- 6.5%	3%-6.5%

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$43,407	$48,587
Fixed income	4,302	4,392
Balanced	20,834	20,546
Other	2,187	2,151
Total	$70,730	$75,676

GMIB:
Equity	$26,023	$27,831
Fixed income	2,519	2,687
Balanced	15,239	14,816
Other	1,108	1,018
Total	$44,889	$46,352

C)  Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes exchange-traded futures contracts and interest rate swap and floor contracts that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.  At June 30, 2008, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $54.11 billion and $5.32 billion, respectively, with the GMDB feature and $35.72 billion and $1.0 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, SFAS No. 133 requires gains or losses on the derivatives used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

In second quarter 2008, management refined the methodology used to project the effects of the futures contracts used to hedge certain risks associated with the GMDB/GMIB features of the Accumulator® series of variable annuity contracts.  This refinement resulted in DAC unlocking attributable to the recognition of higher estimated future margins and an adjustment of approximately $540.0 million ($351.0 million after-tax) reported as a decrease in DAC amortization in second quarter 2008.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Accounts in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2008	$135.0	$(107.6)	$27.4
Other changes in reserves	44.0	(38.0)	6.0
Balance at June 30, 2008	$179.0	$(145.6)	$33.4

Balance at January 1, 2007	$66.8	$(47.9)	$18.9
Other changes in reserves	23.7	(20.5)	3.2
Balance at June 30, 2007	$90.5	$(68.4)	$22.1

7)	FAIR VALUE DISCLOSURES

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

Assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
June 30, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$223.6	$23,570.9	$2,212.6	$26,007.1
Other equity investments	95.0	-	1.6	96.6
Trading securities	605.4	-	.1	605.5
Other invested assets	-	162.1	175.9	338.0
Loans to affiliates	-	609.4	-	609.4
Cash equivalents	1,881.1	-	-	1,881.1
Segregated securities	1,799.6	-	-	1,799.6
GMIB reinsurance contracts	-	-	310.1	310.1
Separate Accounts’ assets	87,779.2	1,547.2	26.3	89,352.7
Total Assets	$92,383.9	$25,889.6	$2,726.6	$121,000.1

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At June 30, 2008, investments classified as Level 2 comprise approximately 21.4% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification are approximately $2.33 billion AAA-rated mortgage- and asset- backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2008 were of approximately $621.8 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $1.62 billion of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at June 30, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  Level 3 also includes the GMIB reinsurance asset which is accounted for as a derivative contract in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios.  It incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.

The table below presents a reconciliation for all Level 3 assets for second quarter and the first half of 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed	Other
	Maturities	Equity	Other	GMIB	Separate
	Available	Investments	Invested	Reinsurance	Accounts
	For Sale	(1)	Assets	Asset	Assets

Discrete second quarter:
Balance, April 1, 2008	$2,169.9	$2.3	$291.2	$530.9	$27.3
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.9	(.4)	(124.4)	-	-
Investment gains
(losses), net	(29.7)	-	-	-	.6
Commissions, fees and
other income	-	-	-	(235.3)	-
Subtotal	(28.8)	(.4)	(124.4)	(235.3)	.6
Other comprehensive
income	14.7	-	-	-	-
Purchases/issuances and
sales/settlements, net	11.9	(.2)	9.1	14.5	(1.6)
Transfers into/out of
Level 3	44.9	-	-	-	-
Balance, June 30, 2008	$2,212.6	$1.7	$175.9	$310.1	$26.3

First half of 2008:
Balance, Dec. 31, 2007	$2,503.4	$3.0	$160.9	$124.7	$40.8
Impact of adopting
SFAS No. 157, included
in earnings	-	-	-	210.6	-
Balance, Jan. 1, 2008	2,503.4	3.0	160.9	335.3	40.8
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	1.6	-	5.9	-	-
Investment gains
(losses), net	(45.2)	(1.1)	-	-	(4.8)
Commissions, fees and
other income	-	-	-	(54.8)	-
Subtotal	(43.6)	(1.1)	5.9	(54.8)	(4.8)
Other comprehensive
income	(332.9)	-	-	-	-
Purchases/issuances and
sales/settlements, net	(8.5)	(.2)	9.1	29.6	(9.7)
Transfers into/out of
Level 3	94.2	-	-	-	-
Balance, June 30, 2008	$2,212.6	$1.7	$175.9	$310.1	$26.3

(1)   Includes Trading securities’ Level 3 amount.

The table below details changes in unrealized gains (losses) for second quarter and the first half of 2008 by category for Level 3 assets still held at June 30, 2008:

	Earnings
		Investment	Commissions,	Other
	Net	Gains	Fees and	Compre-
	Investment	(Losses),	Other	hensive
	Income	Net	Income	Income
	(In Millions)
Level 3 Instruments:
Second Quarter 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$14.0
Other equity investments	-	-	-	-
Other invested assets	(115.3)	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	(235.3)	-
Separate Accounts’ assets	-	.6	-	-
Total	$(115.3)	$.6	$(235.3)	$14.0

First Half of 2008
Still Held at June 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(332.5)
Other equity investments	-	-	-	-
Other invested assets	15.0	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	(54.8)	-
Separate Accounts’ assets	-	(4.1)	-	-
Total	$15.0	$(4.1)	$(54.8)	$(332.5)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In second quarter and the first half of 2008, no assets were measured at fair value on a non-recurring basis.

8)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified plans follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$10.0	$9.5	$20.0	$19.0
Interest cost on projected benefit
obligation	33.4	31.9	66.9	63.9
Expected return on assets	(49.0)	(47.9)	(97.9)	(95.7)
Net amortization and deferrals	9.1	13.5	18.6	27.0
Net Periodic Pension Expense	$3.5	$7.0	$7.6	$14.2

9)	SHARE-BASED COMPENSATION PROGRAMS

For the second quarter and first half of 2008 and 2007, respectively, the Company recognized compensation costs of $12.5 million, $21.0 million, $19.7 million and $30.6 million for share-based payment arrangements.

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

On April 1, 2008, approximately 3.0 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 21.51 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term.  In addition, approximately 0.5 million of the total options awarded on April 1, 2008 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between April 1, 2008 and April 1, 2012.  All of the options granted on April 1, 2008 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $5.70 using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 34.7%, a weighted average expected term of 6.0 years, an expected dividend yield of 7.12% and a risk-free interest rate of 4.19%.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures of approximately $14.8 million, is being charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In second quarter 2008, the Company recognized compensation expense of approximately $3.2 million in respect of the April 1, 2008 grant of options.

On April 1, 2008, under the terms of the AXA Performance Unit Plan 2008, the AXA Management Board awarded 995,031 unearned performance units to employees of AXA Financial subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2008 plan cliff-vest on the second anniversary of their date of award.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2008 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2010.  In second quarter 2008, the Company recognized compensation expense of approximately $3.1 million in respect of the April 1, 2008 grant of performance units.

10)	INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the Company recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $371.3 million.  Of that total, $276.9 million would affect the effective tax rate and $94.4 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At June 30, 2008 and December 31, 2007, respectively, the total amount of unrecognized tax benefits were $498.9 million and $412.2 million, of which $375.8 million and $301.9 million would affect the effective rate and $123.1 million and $110.3 million would not affect the effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at June 30, 2008 and December 31, 2007 were $70.7 million and $68.6 million, respectively.  Tax expense for the second quarter and first half of 2008 and 2007, respectively, included $(2.6) million, $2.1 million, $3.3 million and $6.6 million of interest (credits) expense related to unrecognized tax benefits.

The IRS completed its examination of the Company’s 2002 and 2003 Federal corporate income tax returns and issued a Revenue Agent’s Report on May 16, 2008.  The Company will appeal certain issues to the Appeals Division of the IRS.  A review of prior year positions, additions for the current period and the effect of the Revenue Agent’s Report noted above resulted in an increase of unrecognized tax benefits of $82.0 million in second quarter 2008.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceedings.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

In Hirt, in April 2008, oral arguments on the appeal and cross-appeal were held.  In July 2008, the Court of Appeals affirmed the lower court decision that the cash balance plan does not violate the age discrimination provisions of ERISA and that plaintiffs’ claims also were barred by the statute of limitations.  Plaintiffs have filed a motion for rehearing at the appellate court level.

In Centre Life Insurance Company, the arbitration commenced in March 2008 and concluded in July 2008.  At the March 2008 arbitration hearing, Centre revised its damages claim to $207.2 million plus statutory interest and attorneys’ fees.  The arbitration panel’s decision is pending.

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

12)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Segment revenues:
Insurance	$1,358.6	$1,463.4	$4,137.2	$3,108.2
Investment Management (1)	1,073.7	1,169.1	2,109.1	2,225.4
Consolidation/elimination	(21.2)	(24.3)	(42.6)	(47.5)
Total Revenues	$2,411.1	$2,608.2	$6,203.7	$5,286.1

(1)  Net of interest expense incurred on securities borrowed

Segment earnings from continuing
operations before income
taxes and minority interest:
Insurance	$616.9	$208.2	$1,414.5	$528.3
Investment Management	337.3	361.1	608.4	654.9
Consolidation/elimination	-	(.2)	(.5)	(.2)
Total Earnings from Continuing
Operations before Income
Taxes and Minority Interest	$954.2	$569.1	$2,022.4	$1,183.0

	June 30,	December 31,
	2008	2007
	(In Millions)
Segment assets:
Insurance	$139,965.0	$144,962.2
Investment Management	12,692.5	14,962.7
Consolidation/elimination	(4.7)	1.1
Total Assets	$152,652.8	$159,926.0

On February 23, 2007, AXA Financial acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%.  The remaining 8.2 million AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price through October 2, 2010. At June 30, 2008 and December 31, 2007, respectively, the Company’s beneficial ownership in AllianceBernstein was approximately 45.4% and 45.5%.

13)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $25.1 million, $40.5 million, $15.7 million and $32.1 million, respectively, for the second quarter and first half of 2008 and of 2007.

AXA Equitable paid $177.2 million, $368.7 million, $209.7 million and $409.0 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first half of 2008 and of 2007.  AXA Equitable charged AXA Distribution’s subsidiaries $81.3 million, $174.9 million, $92.1 million and $181.9 million, respectively, for their applicable share of operating expenses for the second quarter and first half of 2008 and of 2007, pursuant to the Agreements for Services.

14)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions)

Net earnings	$510.6	$218.2	$1,118.0	$517.8

Change in unrealized losses, net of
reclassification adjustment	(232.7)	(273.4)	(521.7)	(252.6)
Changes in defined benefit plan
related items, net of
reclassification adjustment	5.9	8.8	12.0	17.6

Other comprehensive loss	(226.8)	(264.6)	(509.7)	(235.0)

Comprehensive Income (Loss)	$283.8	$(46.4)	$608.3	$282.8

15)	SUBSEQUENT EVENT – SALE OF AXA LIFE

On August 1, 2008, AXA Equitable sold AXA Life to AXA Equitable Financial Services, LLC, a wholly owned subsidiary of AXA Financial, for $60.8 million in cash which approximated it’s investment in AXA Life.

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

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net earnings for the Company were $1.12 billion for first half of 2008, $600.2 million higher than the $517.8 million reported for the first half of 2007, as the Insurance segment’s net earnings increase of $622.4 million to $975.4 million was offset by a $22.2 million decrease for the Investment Management segment.  Pre-tax and post-tax losses from held-for-sale real estate were $2.2 million and $1.4 million, respectively, for the first half of 2008 and $16.6 million and $10.8 million, respectively, for the first half of 2007.  Earnings from continuing operations were $1.11 billion for the first half of 2008, an increase of $582.6 million from $527.7 million for the first half of 2007.

Earnings from continuing operations before income taxes and minority interest were $2.02 billion for the first half of 2008, an increase of $839.4 million from $1.18 billion in the year earlier period.  The Insurance segment’s pre-tax earnings increase of $886.2 million more than offset the $46.5 million decrease in the Investment Management segment’s pre-tax earnings.  The first half of 2008 increase in pre-tax earnings to $1.41 billion in the Insurance segment was primarily due to higher investment income and higher commissions, fees and other income, both of which were primarily due to an increase in the fair value of derivative instruments, higher policy fee income and lower commission expense partially offset by higher DAC amortization and lower DAC capitalization in first half of 2008.  The Investment Management segment’s pre-tax earnings for the first half of 2008 were $608.4 million, $46.5 million lower than in the first half of 2007, principally due to lower earnings at AllianceBernstein.  The Investment Management segment’s earnings included $8.3 million and $8.2 million in the 2008 and 2007 periods, respectively, from contingent payments related to AllianceBernstein’s 2005 disposition of its cash management business.

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

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133.  Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.  Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis.  Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations.  In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings.  Conversely, in periods of equity and interest rate market declines such as those that existed in the first half of 2008, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings.  Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs.

Revenues.  In the first six months of 2008, revenues increased $917.6 million to $6.20 billion.  The Insurance segment reported an increase of $1.03 billion to $4.14 billion as higher investment income, commissions fees and other income and policy fee income more than offset investment losses.  The Investment Management segment’s $116.3 million decrease in revenues to $2.11 billion in the first half of 2008 resulted principally from investment losses at AllianceBernstein on its trading portfolio in the first half of 2008 as compared to investment income in the comparable 2007 period.

Policy fee income was $1.47 billion, $170.8 million higher than in the first half of 2007.  The policy fee income increase was primarily due to fees earned on higher average Separate Account balances.

Net investment income increased $537.1 million to $1.67 billion in the first six months of 2008 as the $660.0 million increase for the Insurance segment was partially offset by a $122.4 million decrease in the Investment Management segment.  The Insurance segment’s increase to $1.69 billion was primarily due to an increase rather than decrease in the fair value of derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts ($561.8 million in the first half of 2008 as compared to $(234.4) million in the first six months of 2007).  The derivatives driven increase in the first half of 2008 was reduced by lower investment income from equity limited partnerships, fixed maturities and Separate Accounts surplus of $90.7 million, $28.4 million and $27.7 million, respectively, offset by $21.1 million higher income from mortgage loans.  The Investment Management segment’s decrease was due to market value changes on trading securities portfolio related to AllianceBernstein’s deferred compensation plan obligations which experienced depreciation of $70.4 million in the first six months of 2008 as compared to $53.0 million in appreciation in the 2007 period.

Investment losses, net totaled $39.5 million in the first half of 2008, as compared to investment gains, net of $24.6 million in the first half of 2007, as the losses for the Insurance segment in the 2008 period more than offset the $1.6 million higher gains in the Investment Management segment.  The Insurance segment’s $61.4 million in losses in the 2008 period as compared to gains of $4.3 million in the year earlier period were primarily due to the fixed maturities portfolio.  Writedowns on fixed maturities totaled $61.0 million in the first half of 2008 as compared to $13.0 million while gains from sales of fixed maturity securities also decreased ($0.4 million in the first half of 2008 as compared to $9.7 million in first half of 2007.  There were no gains from the mortgage loan and equity real estate portfolios in the 2008 period as compared to respective gains of $4.0 million and $3.9 million in the first six months of 2007.  The Investment Management segment’s $1.6 million increase in investment gains to $21.9 million in the first half of 2008 was principally due to $3.6 million higher gains from sales of investments offset by lower non-cash gains in the first half of 2008 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans ($7.9 million as compared to $9.9 million in the 2007 period).

Commissions, fees and other income increased $280.9 million to $2.70 billion in the first half of 2008 with increases of $271.0 million and $4.5 million in the Insurance and Investment Management segments, respectively.  The Insurance segment’s increase to $635.4 million in the first half of 2008 was due to the $210.6 million increase in the fair value of the GMIB reinsurance contracts due to the initial adoption of SFAS No. 157 and higher gross investment management fees received from EQAT and VIP Trust due to a higher asset base.  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  In the first six months of 2008, the fair value of these contracts decreased $25.2 million as compared to the $48.0 million decrease in during the first half of 2007 due to market fluctuations.  The Investment Management segment’s increase to $2.12 billion in the first half of 2008 resulted from the $26.9 million increase in institutional research services being offset by $13.9 million lower distribution revenues and $8.8 million lower investment advisory and services fees at AllianceBernstein when compared to the 2007 period.  The increase in institutional research services to $228.7 million primarily resulted from higher trading volumes in the U.S. being partially offset by decreases in market share and pricing.  The distribution revenues’ decrease to $217.2 million in the first half of 2008 was principally due to lower fees from both the U.S. and non-U.S. funds.  The decrease to $1.61 billion in investment advisory and services fees was primarily due to lower performance fees.

Benefits and Other Deductions.  In the first half of 2008, total benefits and other deductions increased $78.2 million to $4.18 billion as the $142.8 million increase reported by the Insurance segment was offset by the $69.8 million decrease in the Investment Management segment.

Policyholders’ benefits were $1.02 billion in the first six months of 2008, a $43.9 million increase from the first six months of 2007.  The increase was principally due to higher increases in the GMDB/GMIB reserves ($88.3 million in the first half of 2008 compared to $51.5 million in the 2007 period) due to reductions in interest rates, changes in market conditions and the growth in business and an increase of $6.0 million in the no lapse guarantee reserves, net of reinsurance ceded, in the 2008 period as compared to $3.2 million in the year earlier period offset by lower death claims and policyholders dividends.

Total compensation and benefits decreased $58.8 million to $1.14 billion in the first six months of 2008 as the decrease of $60.3 million reported by the Investment Management segment was partially offset by a $1.5 million increase in the Insurance segment.  The Investment Management segment’s decrease in the first half of 2008 reflected an $87.8 million decrease in incentive compensation and a $10.8 million decrease in commission expense due to decreases in institutional investment, retail and private client services partially offset by increases in institutional research service.  These reductions were offset by a $44.1 million increase in base compensation, fringe benefits and other employment costs due to increased headcounts, annual merit increases, higher severance and higher fringe benefits reflecting the increased compensation levels at AllianceBernstein

For the first half of 2008, commissions in the Insurance segment totaled $738.2 million, a decrease of $151.0 million when compared to $889.2 million from first half of 2007 principally due to lower sales of interest-sensitive life products.

DAC amortization increased to $512.0 million in the first six months of 2008, up $134.0 million from the $378.0 million reported in the corresponding 2007 period.  This increase in amortization was principally related to reactivity to significant increases in the first half of 2008 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, the 2008 period’s increase in the fair value of the GMIB reinsurance asset including the DAC related impact of the January 1 increase in the fair value of the GMIB reinsurance contracts related to the adoption of SFAS No. 157 partially offset by the impact of DAC unlocking.  In the first half of 2008, DAC unlocking, principally related to the recognition of higher estimated future margins associated with GMDB/GMIB hedging programs, higher expected fees related to variable life and annuity contracts and expectations of life mortality improvements, reduced DAC amortization by $188.5 million.  In the comparable 2007 period, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $46.8 million.

DAC capitalization decreased $108.9 million to $737.2 million, as compared to the $846.1 million reported in the first half of 2007, primarily due to lower sales of life and annuity products.

Rent expense in the first half of 2008 increased $16.4 million to $119.9 million primarily due to the $15.1 million increase in the Investment Management segment reflecting increased occupancy costs for AllianceBernstein operations.

There was a $4.0 million decrease in other operating costs and expenses to $623.5 million in the first half of 2008.  The Investment Management segment’s $8.1 million decrease to $312.5 million in the first six months of 2008 resulted principally from lower travel and entertainment expenses and legal costs at AllianceBernstein.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for the first half of 2008 were $9.06 billion, a $556.4 million decrease from the 2007 period with $6.58 billion in first year premiums and deposits in first half of 2008, $551.1 million lower than in the prior year’s comparable period.  The $179.0 million decrease in first year premiums and deposits to $246.7 million for the life products in the first half of 2008 was principally due to $157.9 million lower sales of variable and interest-sensitive life products in the wholesale distribution.  The $367.5 million decrease in the annuity products’ first year premiums and deposits was due to lower sales of variable annuity products, down $260.3 million in the wholesale distribution channel and $107.2 million in the retail channel.  First year sales of fixed annuity products declined $5.9 million to $20.7 million primarily due to lower sales in the retail channel.

The decline in interest sensitive life sales resulted from AXA Equitable’s launch in July 2007 of two new universal life insurance products, one of which includes a lapse protection rider.  The new universal life products are less competitive for older issue ages.  Since a substantial portion of AXA Equitable’s life insurance sales has come from sales of the prior universal life product to customers at older issue ages, the introduction of the new products has reduced total universal life sales while increasing overall margins on sales of the new products as compared to the prior product.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased from $5.12 billion in the first half of 2007 to $4.09 billion for the first six months of 2008 primarily due to the decrease of $1.02 billion in individual annuities surrenders and withdrawals as a result of the high level of surrenders during the 2007 period of fixed annuities sold five years earlier.  The annualized annuities surrender rate decreased to 7.5% in the first half of 2008 from 9.7% in the first half of 2007 largely due to impact of the higher surrenders of fixed annuities in the 2007 period.  During the first half of 2008, variable and interest-sensitive life insurance surrenders and withdrawals decreased by $12.8 million while surrenders and withdrawals of traditional life insurance products increased $2.5 million.  The individual life surrender rates decreased to 3.9% in the 2008 period from 4.0% for the 2007 period.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of the Company’s assets under management follow:

Assets Under Management
(In Millions)

	June 30,
	2008	2007
	(In Millions)

Third-party	$657,322	$724,404
General Account and other	49,583	50,507
Separate Accounts	89,427	93,465
Total Assets Under Management	$796,332	$868,376

Third party assets under management at June 30, 2008 decreased $67.08 billion from June 30, 2007 primarily due to decreases at AllianceBernstein.  General Account and other assets under management decreased $924 million from June 30, 2007 primarily due to transfers to Separate Accounts and market depreciation on the fixed maturities portfolio.  The $4.04 billion decrease in Separate Account assets under management from June 30, 2007 to June 30, 2008 resulted from market depreciation partially offset by net new deposits.

AllianceBernstein assets under management at June 30, 2008 totaled $716.6 billion as compared to $793.1 billion at June 30, 2007 as market depreciation of $79.6 billion was partially offset by net inflows of $8.2 billion and $3.2 billion in the institutional investment and private client channels, respectively, offset by net outflows of $8.3 billion in the retail channel.  Non-US clients accounted for 40.3% of the June 30, 2008 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable.  In the second quarter of 2007, AXA Equitable paid cash dividends of $300.0 million; no dividends were paid during the first six months of 2008.

In second quarter 2008, AXA Equitable’s $350.0 million short-term debt, $101.7 million of which is included in Wind-up Annuities discontinued operations, matured and was re-negotiated.  This debt now matures on September 23, 2008 and bears interest at a rate of three-month LIBOR plus 50 basis points.  At June 30, 2008, AXA Equitable had no other short-term debt outstanding.

On July 17, 2008, AXA Equitable was accepted as a member of the Federal Home Loan Bank of New York (“FHLBNY”) and purchased stock totaling $13.5 million to meet its membership requirement.  The credit facility provided by the FHLBNY will supplement existing liquidity sources and provide a diverse and reliable source of funds.  As a member of the FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral.  There were no outstanding borrowings from FHLBNY.

AllianceBernstein.  For the six months ended June 30, 2008 and 2007, respectively, cash flows included inflows of $12.6 million and $36.8 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $4.3 million and $13.9 million to fund deferred compensation plans.  Cash flows in the first half of 2008 included $120.0 million in SCB LLC’s borrowings under its revolving credit facility.  There was a net reduction in cash flows of $167.0 million and $29.1 million in the respective 2008 and 2007 periods related to net repayments of commercial paper.  Capital expenditures at AllianceBernstein were $45.4 million in the first six months of 2008 compared to $55.4 million in the comparable 2007 period while sales of investments totaled $3.8 million and $11.1 million in the first half of 2008 and 2007.  Available cash flow for cash distributions from AllianceBernstein totaled $527.1 million and $598.5 million for the first six months of 2008 and 2007, respectively, while distributions paid were $555.7 million and $684.1 million for the same respective periods.

At June 30, 2008, AllianceBernstein had $375.8 million outstanding under its commercial paper program and $120.0 million outstanding under SCB LLC’s revolving credit facility; there was no short-term debt outstanding at that date.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

Change in Internal Control Over Financial Reporting

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

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the 2007 Form 10-K.

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

Date:	August 11, 2008	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	August 11, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer