Form 10-Q
period 2008-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2008-11-10
CIK 727920

STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2008

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

As of November 10, 2008, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the Reduced Disclosure Format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
	(In Millions)

ASSETS
Investments:
Fixed maturities available for sale, at estimated fair value	$24,257.9	$27,159.5
Mortgage loans on real estate	3,704.2	3,730.6
Equity real estate, held for the production of income	371.9	381.7
Policy loans	3,704.1	3,938.8
Other equity investments	1,804.2	1,820.3
Trading securities	561.5	573.3
Other invested assets	1,022.0	1,000.9
Total investments	35,425.8	38,605.1
Cash and cash equivalents	4,057.0	1,173.2
Cash and securities segregated, at estimated fair value	2,359.9	2,370.0
Broker-dealer related receivables	1,491.8	1,623.5
Deferred policy acquisition costs	9,020.1	9,019.3
Goodwill and other intangible assets, net	3,711.1	3,724.6
Amounts due from reinsurers	1,819.6	2,890.6
Loans to affiliates	525.2	638.3
Other assets	3,711.5	3,341.8
Separate Accounts’ assets	81,068.1	96,539.6
Total Assets	$143,190.1	$159,926.0

LIABILITIES
Policyholders’ account balances	$24,656.8	$25,168.2
Future policy benefits and other policyholders liabilities	14,483.1	14,304.7
Broker-dealer related payables	712.1	595.1
Customers related payables	2,575.1	2,722.2
Amounts due to reinsurers	43.3	1,119.5
Short-term and long-term debt	961.9	982.0
Loans from affiliates	325.0	325.0
Income taxes payable	3,299.1	3,398.9
Other liabilities	2,208.7	1,963.2
Separate Accounts’ liabilities	81,068.1	96,539.6
Minority interest in equity of consolidated subsidiaries	2,502.8	2,478.9
Minority interest subject to redemption rights	140.2	142.7
Total liabilities	132,976.2	149,740.0

Commitments and contingent liabilities (Note 11)

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	2.5	2.5
Capital in excess of par value	5,300.0	5,265.4
Retained earnings	6,400.6	5,186.0
Accumulated other comprehensive loss	(1,489.2)	(267.9)
Total shareholder’s equity	10,213.9	10,186.0
Total Liabilities and Shareholder’s Equity	$143,190.1	$159,926.0

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type
product policy fee income	$756.5	$714.1	$2,226.7	$2,013.5
Premiums	190.7	190.9	593.7	601.0
Net investment income	1,290.3	714.2	2,956.7	1,825.5
Investment (losses) gains, net	(213.2)	2.5	(252.7)	27.1
Commissions, fees and other income	1,363.1	1,316.8	4,066.7	3,757.5
Total revenues	3,387.4	2,938.5	9,591.1	8,224.6

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	655.3	516.8	1,672.4	1,490.0
Interest credited to policyholders’
account balances	261.0	288.2	789.0	809.0
Compensation and benefits	474.8	588.8	1,610.7	1,783.5
Commissions	368.6	429.0	1,106.8	1,318.2
Distribution plan payments	70.0	86.3	227.9	248.8
Amortization of deferred sales commissions	19.4	23.8	61.9	73.3
Interest expense	12.3	18.0	43.9	56.3
Amortization of deferred policy acquisition costs	1,202.1	259.8	1,714.1	637.8
Capitalization of deferred policy acquisition costs	(344.4)	(424.0)	(1,081.6)	(1,270.1)
Rent expense	62.2	60.1	182.1	163.6
Amortization of other intangible assets	5.9	5.4	17.8	17.4
Other operating costs and expenses	277.4	313.9	900.9	941.4
Total benefits and other deductions	3,064.6	2,166.1	7,245.9	6,269.2

Earnings from continuing operations before
income taxes and minority interest	322.8	772.4	2,345.2	1,955.4
Income taxes	(99.1)	(221.3)	(701.7)	(548.0)
Minority interest in net income of
consolidated subsidiaries	(127.1)	(194.5)	(436.6)	(523.1)

Earnings from continuing operations	96.6	356.6	1,206.9	884.3
Earnings (losses) from discontinued operations,
net of income taxes	-	2.6	1.4	(6.9)
Gains on disposal of discontinued
operations, net of income taxes	-	3.2	6.3	2.8

Net Earnings	$96.6	$362.4	$1,214.6	$880.2

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

SHAREHOLDER’S EQUITY

Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,265.4	5,139.6
Changes in capital in excess of par value	34.6	70.3
Capital in excess of par value, end of period	5,300.0	5,209.9

Retained earnings, beginning of year	5,186.0	4,507.6
Cumulative effect adjustment to adopt FIN 48	-	44.8
Retained earnings, beginning of year as adjusted	5,186.0	4,552.4
Net earnings	1,214.6	880.2
Shareholder dividends paid	-	(300.0)
Retained earnings, end of period	6,400.6	5,132.6

Accumulated other comprehensive loss, beginning of year	(267.9)	(167.3)
Other comprehensive loss	(1,221.3)	(202.4)
Accumulated other comprehensive loss, end of period	(1,489.2)	(369.7)

Total Shareholder’s Equity, End of Period	$10,213.9	$9,975.3

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
	(In Millions)

Net earnings	$1,214.6	$880.2
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Interest credited to policyholders’ account balances	789.0	809.0
Universal life and investment-type product policy fee income	(2,226.7)	(2,013.5)
Net change in broker-dealer and customer related receivables/payables	(487.1)	(969.2)
Net investment income related to derivative instruments	(1,458.9)	179.4
Investment losses (gains), net	252.7	(27.1)
Change in segregated cash and securities, net	10.2	721.5
Change in deferred policy acquisition costs	632.5	(632.3)
Change in future policy benefits	184.1	34.8
Change in income taxes payable	490.4	273.9
Minority interest in net income of consolidated subsidiaries	436.6	523.1
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	(388.9)	40.6
Amortization of deferred sales commissions	61.9	73.3
Other depreciation and amortization	99.9	100.7
Amortization of other intangible assets, net	17.8	17.3
Change in accounts payable and accrued expenses	278.8	629.4
Other, net	(195.3)	(94.3)

Net cash (used in) provided by operating activities	(288.4)	546.8

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	1,285.1	1,767.3
Sales of investments	617.4	1,997.6
Sale of AXA Equitable Life and Annuity	60.8	-
Purchases of investments	(1,708.6)	(2,888.0)
Cash settlements related to derivative instruments	1,659.6	(279.8)
Change in short-term investments	12.6	93.1
Decrease in loans to affiliates	-	(650.0)
Change in capitalized software, leasehold improvements and EDP equipment	(109.7)	(136.2)
Other, net	74.0	(45.5)

Net cash provided by (used in) investing activities	1,891.2	(141.5)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 - CONTINUED
(UNAUDITED)

	2008	2007
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,189.7	$3,047.9
Withdrawals and transfers to Separate Accounts	(1,887.6)	(2,953.4)
Net change in short-term financings	231.6	(168.1)
Proceeds from loans from affiliates	-	400.0
Shareholder dividends paid	-	(300.0)
Other, net	(252.7)	(443.2)

Net cash provided by (used in) financing activities	1,281.0	(416.8)

Change in cash and cash equivalents	2,883.8	(11.5)
Cash and cash equivalents, beginning of year	1,173.2	1,122.2

Cash and Cash Equivalents, End of Period	$4,057.0	$1,110.7

Supplemental cash flow information
Interest Paid	$18.1	$38.1
Income Taxes Paid	$214.7	$230.7

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

On August 1, 2008, AXA Equitable sold its wholly-owned insurance subsidiary, AXA Life, to AXA Equitable Financial Services, LLC, a wholly owned subsidiary of AXA Financial, for $60.8 million in cash which approximated AXA Equitable’s investment in AXA Life.  Effective September 22, 2008, AXA Life and Annuity Company was renamed AXA Equitable Life and Annuity Company.

The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The terms “third quarter 2008” and “third quarter 2007” refer to the three months ended September 30, 2008 and 2007, respectively.  The terms “first nine months of 2008” and “first nine months of 2007” refer to the nine months ended September 30, 2008 and 2007, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

In addition, on the consolidated statements of cash flows, net cash used in operations of $459.2 million reported for the first nine months of 2007 in the third quarter 2007 Form 10-Q was revised to $546.8 million, an increase of $87.6 million, to reflect a change in the classification of several special bank accounts for the exclusive benefit of AllianceBernstein customers with balances of $58.3 million and $145.9 million at September 30, 2007 and December 31, 2006, respectively, from Cash and cash equivalents to Cash and securities segregated.

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

New Accounting Pronouncements

On October 10, 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP SFAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Management considered the guidance provided by FSP SFAS No. 157-3 in determining the fair value of financial assets at September 30, 2008 and determined that it did not have a significant impact on the Company’s consolidated results of operations or financial position.

On February 12, 2008, the FASB issued FSP SFAS No. 157-2 that deferred the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities (including goodwill and other intangible assets) except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral will delay until 2009 the application of SFAS No. 157 to the Company’s annual impairment testing of goodwill and other intangible assets.  Management currently is assessing the impacts of adoption.

3)	INVESTMENTS

For third quarter and the first nine months of 2008 and of 2007, investment income is shown net of investment expenses of $38.8 million, $118.3 million, $83.5 million and $252.9 million, respectively.

As of September 30, 2008 and December 31, 2007, fixed maturities classified as available for sale had amortized costs of $26.45 billion and $27.01 billion, respectively.  Also at September 30, 2008 and December 31, 2007, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $65.1 million and $186.6 million and costs of $53.3 million and $147.7 million as well as other equity securities with carrying values of $31.2 million and $25.8 million and costs of $37.8 million and $25.1 million.

As of September 30, 2008 and December 31, 2007, respectively, the Company’s trading account securities had amortized costs of $721.6 million and $587.5 million.

In third quarter and the first nine months of 2008 and of 2007, net unrealized and realized holding (losses) gains on trading account equity securities, including earnings on the General Account’s investment in Separate Accounts, of $(138.1) million, $(218.1) million, $12.6 million and $82.7 million, respectively, were included in Net investment income in the consolidated statements of earnings.

For the first nine months of 2008 and of 2007, proceeds received on sales of fixed maturities classified as available for sale amounted to $170.3 million and $1.35 billion, respectively.  Gross gains of $3.1 million and $8.0 million and gross losses of $33.1 million and $14.4 million were realized on these sales for the first nine months of 2008 and 2007, respectively.  Unrealized net investment (losses) gains related to fixed maturities classified as available for sale declined by $2.35 billion during the first nine months of 2008, resulting in a net unrealized loss balance of $2.20 billion at September 30, 2008.

For the third quarter and first nine months of 2008 and 2007, respectively, writedowns of fixed maturities totaled $199.8 million, $260.8 million, $24.0 million and $37.0 million.

Investment valuation allowances for mortgage loans and changes thereto follow:

	Nine Months Ended September 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$1.4	$11.3
Deductions for writedowns and asset dispositions	(1.4)	(9.8)
Balances, End of Period	$-	$1.5

Impaired mortgage loans along with the related investment valuation allowances follow:

	September 30, 2008	December 31, 2007
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$-	$11.4
Impaired mortgage loans without investment valuation allowances	-	-
Recorded investment in impaired mortgage loans	-	11.4
Investment valuation allowances	-	(1.4)
Net Impaired Mortgage Loans	$-	$10.0

During the first nine months of 2008 and 2007, respectively, the Company’s average recorded investment in impaired mortgage loans was $9.1 million and $58.1 million.  Interest income recognized on these impaired mortgage loans totaled $0.6 million and $4.4 million for the first nine months of 2008 and of 2007, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At December 31, 2007, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $10.0 million; at September 30, 2008, no mortgages were in nonaccrual status.

In the first nine months of 2007, the Company purchased interest rate floors with a notional amount of $3.00 billion.  Cash paid for these interest rate floors totaled $81.0 million.  For the third quarter and first nine months of 2008 and 2007, respectively, increases (declines) in the fair value of these interest rate floors totaled $30.9 million, $53.3 million, $45.7 million and $8.0 million.

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

Summarized financial information for the Closed Block follows:

	September 30, 2008	December 31, 2007
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,577.9	$8,657.3
Other liabilities	71.3	115.2
Total Closed Block liabilities	8,649.2	8,772.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $5,581.6 and $5,816.6)	5,090.5	5,825.6
Mortgage loans on real estate	1,124.8	1,099.3
Policy loans	1,183.9	1,197.5
Cash and other invested assets	53.0	4.7
Other assets	471.2	240.1
Total assets designated to the Closed Block	7,923.4	8,367.2

Excess of Closed Block liabilities over assets designated to
the Closed Block	725.8	405.3

Amounts included in accumulated other comprehensive (loss) income:
Net unrealized investment (losses) gains, net of deferred income
tax benefit (expense) of $171.7 and $(3.2)	(319.0)	5.9

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$406.8	$411.2

Closed Block revenues and expenses follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

REVENUES:
Premiums and other income	$92.1	$94.8	$293.0	$304.8
Investment income (net of investment
expenses of 0.2, $0, $1.0 and $0)	123.3	127.0	373.7	378.6
Investment (losses) gains, net	(41.0)	3.6	(45.7)	7.5
Total revenues	174.4	225.4	621.0	690.9

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	199.6	190.4	612.1	618.0
Other operating costs and expenses	.5	.4	2.1	1.8
Total benefits and other deductions	200.1	190.8	614.2	619.8
Net (losses) revenues before
income taxes	(25.7)	34.6	6.8	71.1
Income taxes	9.0	(12.1)	(2.4)	(24.4)
Net (Losses) Revenues	$(16.7)	$22.5	$4.4	$46.7

For the third quarter and first nine months of 2008 and 2007, respectively, writedowns of fixed maturities totaled $41.1 million, $45.3 million, $0.6 million and $1.2 million.

A reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In Millions)

Balances, beginning of year	$-	$3.2
Unrealized investment losses	-	(3.2)
Balances, End of Period	$-	$-

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include Wind-up Annuities, equity real estate held-for-sale and Enterprise.  A reconciliation of Earnings (losses) from discontinued operations, net of income taxes and Gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for third quarter and first nine months of 2008 and 2007 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

Earnings (Losses) from Discontinued
Operations, Net of Income Taxes:
Wind-up Annuities	$-	$.1	$-	$.5
Real estate held-for-sale	-	2.5	1.4	(8.3)
Results of operations - Enterprise	-	-	-	.9
Total	$-	$2.6	$1.4	$(6.9)

Gains on Disposal of Discontinued
Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$3.2	$6.3	$3.2
Disposal of business - Enterprise	-	-	-	(.4)
Total	$-	$3.2	$6.3	$2.8

Wind-up Annuities

Summarized financial information for Wind-up Annuities follows:

	September 30, 2008	December 31, 2007
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $671.2 and $696.3)	$618.5	$705.0
Equity real estate	162.5	165.0
Mortgage loans on real estate	1.4	2.2
Other invested assets	1.5	1.8
Total investments	783.9	874.0
Other assets	105.4	27.3
Total Assets	$889.3	$901.3

Policyholders liabilities	$731.8	$756.1
Other liabilities	157.5	145.2
Total Liabilities	$889.3	$901.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $5.1, $5.0, $14.4 and $14.8)	$17.3	$15.0	$48.7	$47.9
Investment (losses) gains, net	(5.2)	1.4	(4.4)	5.7
Total revenues	12.1	16.4	44.3	53.6

Benefits and other deductions	19.4	21.2	57.1	60.2
Losses charged to the
allowance for future losses	(7.3)	(4.8)	(12.8)	(6.6)
Pre-tax earnings from operations	-	-	-	-
Pre-tax earnings from releasing the
allowance for future losses	-	.1	-	-
Income tax benefit	-	-	-	.5
Earnings from Wind-up Annuities	$-	$.1	$-	$.5

AXA Equitable’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required.  Investment and benefit cash flow projections are updated annually as part of the Company’s annual planning process. These updated assumptions and estimates resulted in releases of the allowance in the third quarter and first nine months of 2007.  If the Company’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses are deferred to the extent that such losses are expected to be offset by reasonably assured future net investing and operating cash flows.  Included in Other assets at September 30, 2008 and December 31, 2007, respectively, were $92.2 million and $18.0 million of deferred operating losses and unrealized investment losses which management believes are offset by projections of reasonably assured future net investing and operating cash flows.

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

Real Estate Held-for-Sale

In the first nine months of 2007, two real estate properties with a total book value of $172.7 million that had been previously reported in equity real estate were reclassified as real estate held-for sale.  These properties are reported as discontinued operations.  In third quarter of 2007, one of the held-for sale properties was sold resulting in a gain of $4.9 million ($3.2 million post-tax).  At December 31, 2007, equity real estate held-for-sale of $121.7 million was included in Other assets.  No balance was held at September 30, 2008.

Enterprise

In the first six months of 2007, $0.7 million pre-tax transaction costs ($0.4 million post-tax) were recorded as a result of the disposition of the funds.  In the first nine months of 2007, an impairment of $0.7 million pre-tax ($0.5 million post-tax) was recorded on intangible assets associated with investment management contracts based upon estimated fair value.

6)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMDB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and Guaranteed Withdrawal Benefit for Life (“GWBL”) features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or an annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The GMIB reinsurance contracts and the GWBL features are considered derivatives and are reported at fair value.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$253.0	$309.9	$562.9
Paid guarantee benefits	(61.8)	(3.7)	(65.5)
Other changes in reserve	145.6	107.0	252.6
Balance at September 30, 2008	$336.8	$413.2	$750.0

Balance at January 1, 2007	$163.7	$228.3	$392.0
Paid guarantee benefits	(24.8)	(2.1)	(26.9)
Other changes in reserve	90.1	34.2	124.3
Balance at September 30, 2007	$229.0	$260.4	$489.4

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2008	2007
	(In Millions)

Balance at beginning of year	$27.5	$23.6
Paid guarantee benefits	(11.7)	(7.4)
Other changes in reserve	18.2	9.8
Balance at End of Period	$34.0	$26.0

The September 30, 2008 values for those variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return Of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$10,847	$326	$284	$877	$12,334
Separate Accounts	$23,634	$6,878	$5,409	$28,504	$64,425
Net amount at risk, gross	$2,351	$1,771	$2,651	$7,919	$14,692
Net amount at risk, net of
amounts reinsured	$2,351	$1,613	$1,778	$7,919	$13,661
Average attained age of
contractholders	49.4	61.8	65.8	61.9	53.1
Percentage of contractholders
over age 70	7.5%	23.9%	38.9%	22.0%	12.5%
Range of contractually specified
interest rates	N/A	N/A	3%- 6%	3%- 6.5%	3%- 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$49	$1,161	$1,210
Separate Accounts	N/A	N/A	$3,298	$38,056	$41,354
Net amount at risk, gross	N/A	N/A	$818	$3	$821
Net amount at risk, net of
amounts reinsured	N/A	N/A	$230	$3	$233
Weighted average years
remaining until annuitization	N/A	N/A	1.6	7.8	7.2
Range of contractually specified
interest rates	N/A	N/A	3%- 6%	3%- 6.5%	3%- 6.5%

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2008	2007
	(In Millions)

GMDB:
Equity	$38,356	$48,587
Fixed income	4,028	4,392
Balanced	19,660	20,546
Other	2,381	2,151
Total	$64,425	$75,676

GMIB:
Equity	$23,346	$27,831
Fixed income	2,360	2,687
Balanced	14,408	14,816
Other	1,240	1,018
Total	$41,354	$46,352

C)  Hedging Programs for GMDB and GMIB Features

In 2003, AXA Equitable initiated a program intended to provide an economic hedge against certain risks associated with the GMDB feature of the Accumulator® series of variable annuity products sold beginning in April 2002.  In 2004, the program was expanded to provide an economic hedge against certain risks associated with the GMIB feature of the Accumulator® series of variable annuity products sold beginning in 2004.  This program currently utilizes exchange-traded futures contracts and interest rate swap and floor contracts that are managed in an effort to reduce the economic impact of unfavorable changes in GMDB and GMIB exposures attributable to movements in the equity and fixed income markets.  At September 30, 2008, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $50.40 billion and $10.80 billion, respectively, with the GMDB feature and $33.59 billion and $4.0 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment under SFAS No. 133.  Therefore, SFAS No. 133 requires gains or losses on the derivatives used in these programs, including current period changes in fair value, to be recognized in investment income in the period in which they occur, and may contribute to earnings volatility.

In second quarter 2008, management refined the methodology used to project the effects of the futures contracts used to hedge certain risks associated with the GMDB/GMIB features of the Accumulator® series of variable annuity contracts.  This refinement resulted in DAC unlocking attributable to the recognition of higher estimated future margins and an adjustment of approximately $146.0 million ($96.0 million after-tax) reported as a decrease in DAC amortization in the first nine months of 2008.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Accounts in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2008	$135.0	$(107.6)	$27.4
Other changes in reserves	63.0	(43.0)	20.0
Balance at September 30, 2008	$198.0	$(150.6)	$47.4

Balance at January 1, 2007	$66.8	$(47.9)	$18.9
Other changes in reserves	57.3	(50.5)	6.8
Balance at September 30, 2007	$124.1	$(98.4)	$25.7

E)  The GWBL Feature

The GWBL feature is accounted for as an embedded derivative in accordance with SFAS No. 133.  The GWBL features provide the policyholder with a guarantee withdrawal up to a maximum amount per year for life.  For contracts with the GWBL feature, the net amount at risk, that is the amount by which the present value of the guaranteed annual withdrawal amount exceeds the account value, was not significant at September 30, 2008.  The GWBL related liability, which reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature valued as an embedded derivative over a range of market consistent economic scenarios, was $49.6 million at September 30, 2008.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
September 30, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale	$172.3	$22,132.7	$1,952.9	$24,257.9
Other equity investments	94.5	-	1.9	96.4
Trading securities	561.4	-	.1	561.5
Other invested assets	-	243.3	196.5	439.8
Loans to affiliates	-	525.2	-	525.2
Cash equivalents	3,553.2	-	-	3,553.2
Segregated securities	2,359.9	-	-	2,359.9
GMIB reinsurance contracts	-	-	513.6	513.6
Separate Accounts’ assets	79,539.4	1,501.1	27.6	81,068.1
Total Assets	$86,280.7	$24,402.3	$2,692.6	$113,375.6

Liabilities
GWBL features’ liability	$-	$-	$46.9	$46.9
Total Liabilities	$-	$-	$46.9	$46.9

Fair value measurements classified as Level 1 include exchange-traded prices of debt and equity securities, over-the-counter market prices of actively-traded derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  At September 30, 2008, investments classified as Level 2 comprise approximately 21.6% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company in connection with its adoption of SFAS No. 157 and the resulting prices determined to be representative of exit values for which the significant inputs are sourced either directly or indirectly from market observable data.  Also included in the Level 2 classification are approximately $2.21 billion AAA-rated mortgage- and asset- backed securities, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently volatile, market activity in these sectors.

Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2008 were of approximately $424.4 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  In addition, approximately $1.36 billion of mortgage- and asset-backed securities, including commercial mortgage obligations, are classified as Level 3 at September 30, 2008 as the observability of market inputs to the valuation models used for pricing certain of these securities has deteriorated coincident with recent market events that have reduced overall liquidity and trading activity in these sectors.  The Company applies various due-diligence procedures, as considered appropriate, to validate the pricing of investments classified as Level 3, including back-testing to historical prices, benchmarking to similar securities, and internal review by a valuation committee.  Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability which are accounted for as derivatives in accordance with SFAS No. 133.  The GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less the fees, adjusted for risk margins, attributable to the GWBL feature valued as an embedded derivative over a range of market consistent economic scenarios.  The valuation of both the asset and liability just described incorporates significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds.

The table below presents a reconciliation for all Level 3 assets and liabilities for third quarter and the first nine months of 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed	Other
	Maturities	Equity	Other	GMIB	Separate	GWBL
	Available	Investments	Invested	Reinsurance	Accounts	Features
	For Sale	(1)	Assets	Asset	Assets	Liability

Discrete third quarter:
Balance, July 1, 2008	$2,212.6	$1.7	$175.9	$310.1	$26.3	$-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.8	-	2.9	-	-	-
Investment (losses)
gains, net	(28.5)	-	-	-	(2.4)	41.9
Commissions, fees and
other income	-	-	-	189.8	-	-
Subtotal	(27.7)	-	2.9	189.8	(2.4)	41.9
Other comprehensive
income	(218.4)	.4	-	-	-	-
Purchases/issuances and
sales/settlements, net	(12.0)	(.1)	17.7	13.7	(2.5)	5.0
Transfers into/out of
Level 3	(1.6)	-	-	-	6.2	-
Balance, Sept. 30, 2008	$1,952.9	$2.0	$196.5	$513.6	$27.6	$46.9

First Nine Months of 2008:
Balance, Dec. 31, 2007	$2,503.4	$3.0	$160.9	$124.7	$40.8	$-
Impact of adopting
SFAS No. 157, included
in earnings	-	-	-	210.6	-	-
Balance, Jan. 1, 2008	2,503.4	3.0	160.9	335.3	40.8	-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	2.4	-	8.7	-	-	-
Investment (losses)
gains, net	(73.7)	(1.1)	-	-	(7.1)	41.9
Commissions, fees and
other income	-	-	-	135.0	-	-
Subtotal	(71.3)	(1.1)	8.7	135.0	(7.1)	41.9
Other comprehensive
income	(551.7)	.3	-	-	-	-
Purchases/issuances and
sales/settlements, net	(23.0)	(.2)	26.9	43.3	(12.3)	5.0
Transfers into/out of
Level 3	95.5	-	-	-	6.2	-
Balance, Sept. 30, 2008	$1,952.9	$2.0	$196.5	$513.6	$27.6	$46.9

(1)   Includes Trading securities’ Level 3 amount.

The table below details changes in unrealized gains (losses) for third quarter and the first nine months of 2008 by category for Level 3 assets still held at September 30, 2008:

	Earnings
		Investment	Commissions	Other
	Net	Gains	Fees and	Compre-
	Investment	(Losses),	Other	hensive
	Income	Net	Income	Income
	(In Millions)
Level 3 Instruments:
Third Quarter 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(221.0)
Other equity investments	-	-	-	.4
Other invested assets	20.6	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	189.8	-
Separate Accounts’ assets	-	(2.4)	-	-
GWBL features’ liabilities	-	41.9	-	-
Total	$20.6	$39.5	$189.8	$(220.6)

First Nine Months of 2008
Still Held at Sept. 30, 2008:
Change in unrealized gains
or losses
Fixed maturities
available for sale	$-	$-	$-	$(552.2)
Other equity investments	-	-	-	.4
Other invested assets	35.5	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	135.0	-
Separate Accounts’ assets	-	(6.9)	-	-
GWBL features’ liability	-	41.9	-	-
Total	$35.5	$35.0	$135.0	$(551.8)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In third quarter and the first nine months of 2008, no assets were measured at fair value on a non-recurring basis.

8)	EMPLOYEE BENEFIT PLANS

Components of net periodic pension expense for the qualified plans follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

Service cost	$11.3	$10.4	$31.2	$29.4
Interest cost on projected benefit
obligation	33.7	32.7	100.6	96.6
Expected return on assets	(48.3)	(47.7)	(146.2)	(143.4)
Net amortization and deferrals	13.8	16.3	32.4	43.3
Net Periodic Pension Expense	$10.5	$11.7	$18.0	$25.9

9)	SHARE-BASED COMPENSATION PROGRAMS

For the third quarter and first nine months of 2008 and 2007, respectively, the Company recognized compensation costs of $11.1 million, $32.1 million, $13.4 million and $44.0 million for share-based payment arrangements.

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

On April 1, 2008, approximately 3.0 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 21.51 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.8 million have a four-year cliff vesting term.  In addition, approximately 0.5 million of the total options awarded on April 1, 2008 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between April 1, 2008 and April 1, 2012.  All of the options granted on April 1, 2008 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $5.70 using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 34.7%, a weighted average expected term of 6.0 years, an expected dividend yield of 7.12% and a risk-free interest rate of 4.19%.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures of approximately $14.8 million, is being charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In third quarter and the first nine months of 2008, respectively, the Company recognized compensation expense of approximately $0.4 million and $3.6 million in respect of the April 1, 2008 grant of options.

On April 1, 2008, under the terms of the AXA Performance Unit Plan 2008, the AXA Management Board awarded 995,031 unearned performance units to employees of AXA Financial subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2008 plan cliff-vest on the second anniversary of their date of award.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2008 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2010.  In third quarter and the first nine months of 2008, respectively, the Company recognized compensation expense of approximately $0.9 million and $4.0 million in respect of the April 1, 2008 grant of performance units.

Beginning September 24, 2008, through October 15, 2008, eligible employees of AXA Financial subsidiaries were offered the opportunity to subscribe to purchase newly issued AXA stock, subject to plan limits, under the term of AXA Shareplan 2008.  In the event total subscription requests in AXA Shareplan 2008 exceed the maximum number of shares available for this worldwide offering to AXA employees, pro-rata reductions to the number of shares allotted to individual participants will be made by AXA by the end of December 2008.  The U.S. dollar purchase price, that remained fixed for the duration of the subscription period, was determined by applying the U.S. dollar/Euro forward exchange rate on September 12, 2008 to the discounted formula subscription price in Euros.

10)	INCOME TAXES

As a result of the implementation of FIN 48 as of January 1, 2007, the Company recognized a $44.8 million decrease in the amount of unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits at January 1, 2007 was $371.3 million.  Of that total, $276.9 million would affect the effective tax rate and $94.4 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the change in timing of the deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.  At September 30, 2008 and December 31, 2007, respectively, the total amount of unrecognized tax benefits were $503.9 million and $412.2 million, of which $380.8 million and $301.9 million would affect the effective rate and $123.1 million and $110.3 million would not affect the effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at September 30, 2008 and December 31, 2007 were $75.7 million and $68.6 million, respectively.  Tax expense for the third quarter and first nine months of 2008 and 2007, respectively, included $5.0 million, $7.1 million, $3.3 million and $9.9 million of interest (credits) expense related to unrecognized tax benefits.

The IRS completed its examination of the Company’s 2002 and 2003 Federal corporate income tax returns and issued a Revenue Agent’s Report on May 16, 2008.  The Company will appeal certain issues to the Appeals Division of the IRS.  A review of prior year positions, additions for the current period and the effect of the Revenue Agent’s Report noted above resulted in an increase of unrecognized tax benefits of $5.0 million and $87.0 million, respectively, for third quarter and the first nine months of 2008.  It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months due to the possibility of the conclusion of these IRS proceedings.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

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

In Hirt, in April 2008, oral arguments on the appeal and cross-appeal were held.  In July 2008, the Court of Appeals affirmed the lower court decision that the cash balance plan does not violate the age discrimination provisions of ERISA and that plaintiffs’ claims also were barred by the statute of limitations.  In September 2008, the Court of Appeals denied Plaintiffs motion for rehearing.

In Wiggenhorn, in October 2008, oral arguments on the appeal were held.

In Centre Life Insurance Company, the arbitration commenced in March 2008 and concluded in July 2008.  At the March 2008 arbitration hearing, Centre Life revised its damages claim to $207.2 million plus statutory interest and attorneys’ fees. In September 2008 the arbitration panel awarded Centre Life a total of $21 million.  The arbitration panel retains jurisdiction over Centre Life’s ancillary business expense claims and a counterclaim filed by AXA Equitable, which are immaterial and were not adjudicated in the hearing by agreement of the parties and for which no hearing date has been set.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2007, and believes that the ultimate resolution of the litigation described above involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2007 will have a material adverse effect on the Company’s consolidated results of operations in any particular period.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes and minority interest to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions)

Segment revenues:
Insurance	$2,561.7	$1,801.4	$6,698.9	$4,909.6
Investment Management (1)	847.8	1,161.4	2,956.9	3,386.8
Consolidation/elimination	(22.1)	(24.3)	(64.7)	(71.8)
Total Revenues	$3,387.4	$2,938.5	$9,591.1	$8,224.6

(1) Net of interest expense incurred on securities borrowed

Segment earnings from continuing
operations before income taxes and minority interest:
Insurance	$73.7	$384.5	$1,488.2	$912.8
Investment Management	251.6	388.2	860.0	1,043.1
Consolidation/elimination	(2.5)	(.3)	(3.0)	(.5)
Total Earnings from Continuing
Operations before Income
Taxes and Minority Interest	$322.8	$772.4	$2,345.2	$1,955.4

	September 30, 2008	December 31, 2007
	(In Millions)

Segment assets:
Insurance	$129,799.5	$144,962.2
Investment Management	13,408.9	14,962.7
Consolidation/elimination	(18.3)	1.1
Total Assets	$143,190.1	$159,926.0

On February 23, 2007, AXA Financial acquired an additional 8.2 million AllianceBernstein Units for an aggregate market price of approximately $745.7 million thereby increasing its total economic interest in AllianceBernstein to 63.3%.  The remaining 8.2 million AllianceBernstein Units still held by the former Bernstein shareholders at February 23, 2007 may be sold to AXA Financial at the prevailing market price through October 2, 2010. At September 30, 2008 and December 31, 2007, respectively, the Company’s beneficial ownership in AllianceBernstein was approximately 45.4% and 45.5%.

13)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $17.6 million, $58.2 million, $13.5 million and $45.7 million, respectively, for the third quarter and first nine months of 2008 and of 2007.

AXA Equitable paid $203.0 million, $571.7 million, $197.1 million and $606.1 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2008 and of 2007.  AXA Equitable charged AXA Distribution’s subsidiaries $74.0 million, $248.9 million, $85.4 million and $267.3 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2008 and of 2007, pursuant to the Agreements for Services.

The Company has allocated expenses and an intercompany receivable balance of $0.4 million and $0.2 million, respectively, with AXA Life for the third quarter of 2008.

14)	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)

Net earnings	$96.6	$362.4	$1,214.6	$880.2

Change in unrealized (losses) gains, net of
reclassification adjustment	(717.4)	22.1	(1,239.1)	(230.5)
Changes in defined benefit plan
related items, net of
reclassification adjustment	5.8	10.4	17.8	28.1

Other comprehensive loss	(711.6)	32.5	(1,221.3)	(202.4)

Comprehensive (Loss) Income	$(615.0)	$394.9	$(6.7)	$677.8

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

INTRODUCTION

The world-wide equity and credit markets have been experiencing substantial volatility and disruption during 2008 which, recently, have reached virtually unprecedented levels.  The exceptionally turbulent conditions experienced by global capital markets have resulted in precipitous declines in equity securities valuations, the bankruptcy or government sponsored bail-out of several major financial institutions and other extraordinary events.  The fixed income markets are experiencing high levels of illiquidity and volatility, widening credit spreads and declining prices, increasing defaults, and ratings agency credit downgrades.  The Company’s investments and results of operations have been adversely affected by these conditions and will likely continue to be adversely affected in the event these extremely difficult market conditions continue to prevail.

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net earnings for the Company were $1.21 billion for the first nine months of 2008, $334.4 million higher than the $880.2 million reported for the first nine months of 2007, as the Insurance segment’s net earnings increase of $395.8 million to $1.02 billion was offset by a $61.4 million decrease for the Investment Management segment.  Pre-tax and post-tax earnings (losses) from held-for-sale real estate were $2.1 million and $1.4 million, respectively, for the first nine months of 2008 and $(12.8) million and $(8.3) million, respectively, for the first nine months of 2007 while pretax and post-tax gains from the sale of real estate were $9.6 million and $6.3 million in the 2008 period and $4.9 million and $3.2 million in the 2007 period.  Earnings from continuing operations were $1.21 billion for the first nine months of 2008, an increase of $322.6 million from $884.3 million for the first nine months of 2007.

Earnings from continuing operations before income taxes and minority interest were $2.35 billion for the first nine months of 2008, an increase of $389.8 million from $1.96 billion in the year earlier period.  The Insurance segment’s pre-tax earnings increase of $575.4 million more than offset the $183.1 million decrease in the Investment Management segment’s pre-tax earnings.  The first nine months of 2008 increase in pre-tax earnings to $1.49 billion in the Insurance segment was primarily due to higher investment income and higher commissions, fees and other income, both of which were primarily due to an increase in the fair value of derivative instruments, higher policy fee income and lower commission expense partially offset by higher DAC amortization and lower DAC capitalization in the first nine months of 2008.  The Investment Management segment’s pre-tax earnings for the first nine months of 2008 were $860.0 million, down from the $1.04 billion reported in the first nine months of 2007, principally due to lower earnings at AllianceBernstein.  The Investment Management segment’s earnings included $13.3 million and $11.6 million in the 2008 and 2007 periods, respectively, from contingent payments related to AllianceBernstein’s 2005 disposition of its cash management business.

Beginning in 2003, AXA Equitable initiated a program intended to hedge certain risks associated with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes exchange-traded futures contracts and interest rate swap and floor contracts that are dynamically managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward, to the extent not reinsured.

Although these programs are designed to provide economic protection against the impact adverse market conditions may have with respect to GMDB and GMIB guarantees, they do not qualify for hedge accounting treatment under SFAS No. 133.  Gains or losses on the futures contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur, and may contribute to earnings volatility.  Unlike the futures hedge contracts and the GMIB reinsurance contracts, GMDB/GMIB reserve liabilities are not reported on a fair value basis.  Instead, reserves for GMDB/GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges over the lives of the contracts; they do not reflect the immediate impact of equity and interest rate market fluctuations.  In periods of rising equity and interest rate markets, the fair value of the futures and GMIB reinsurance contracts will decline while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in a decline in pre-tax earnings.  Conversely, in periods of equity and interest rate market declines such as those that existed in the first nine months of 2008, the fair value of the futures and GMIB reinsurance contracts will increase while the GMDB/GMIB reserves will not reflect corresponding changes, resulting in an increase in pre-tax earnings.  Consequently, pre-tax earnings from continuing operations in any particular period do not fully reflect the economics of the GMDB/GMIB features and related futures hedge and reinsurance risk management programs.

Revenues.  In the first nine months of 2008, revenues increased $1.37 billion to $9.59 billion.  The Insurance segment reported an increase of $1.79 billion to $6.70 billion as higher investment income, commissions fees and other income and policy fee income more than offset investment losses.  The Investment Management segment’s $429.9 million decrease in revenues to $2.96 billion in the first nine months of 2008 resulted principally from investment losses at AllianceBernstein on its trading portfolio in the first nine months of 2008 as compared to investment income in the comparable 2007 period.

Policy fee income was $2.23 billion, $213.2 million higher than in the first nine months of 2007.  The policy fee income increase was primarily due to fees earned on higher average Separate Account balances due to market appreciation during 2007 and positive cash flows.  During 2008, volatility in the equity markets has lead to a significant decline in Separate Account balances.  Policy fee revenues in the immediate future periods are expected to decline as compared to recent historic performance.

Net investment income increased $1.13 billion to $2.96 billion in the first nine months of 2008 as the $1.40 billion increase for the Insurance segment was partially offset by a $268.2 million decrease in the Investment Management segment.  The Insurance segment’s increase to $3.10 billion was primarily due to an increase rather than decrease in the fair value of derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain contracts and interest rate swap and floor contracts ($1.46 billion in the first nine months of 2008 as compared to $(179.4) million in the first nine months of 2007).  The derivatives driven increase in the first nine months of 2008 was reduced by lower investment income from equity limited partnerships, fixed maturities, Separate Accounts surplus and short-term investments of $159.0 million, $40.6 million, $39.6 million and $15.7 million, respectively, offset by $19.6 million higher income from mortgage loans.  The Investment Management segment’s net investment loss of $151.4 million for the first nine months of 2008 was due to market value losses on trading securities portfolio related to AllianceBernstein’s deferred compensation plan obligations which experienced depreciation of $193.0 million in the first nine months of 2008 as compared to $54.3 million in appreciation in the 2007 period.

Investment losses, net totaled $252.7 million in the first nine months of 2008, as compared to investment gains, net of $27.1 million in the first nine months of 2007, with higher losses for the Insurance segment in the 2008 period and $2.2 million of slightly lower gains for the Investment Management segment.  The Insurance segment’s $278.7 million in losses in the 2008 period as compared $1.1 million in the year earlier period were primarily related to the fixed maturities portfolio.  Writedowns on fixed maturities totaled $260.8 million in the first nine months of 2008 as compared to $37.0 million while there were losses from sales of fixed maturity securities of $(17.8) million in the first nine months of 2008 as compared gains of $20.9 million in first nine months of 2007.  The 2008 losses included writedowns on the Insurance Group’s holdings of Lehman Brothers Holdings Inc. and Washington Mutual, Inc. debt of $133.7 million and $35.6 million, respectively.  The Investment Management segment’s $2.2 million decrease in investment gains to $26.0 million in the first nine months of 2008 resulted from lower non-cash gains in the first nine months of 2008 related to the increase in AllianceBernstein equity resulting from the issuance of units to its employees under long-term incentive plans ($9.9 million as compared to $14.5 million in the 2007 period) partially offset by higher gains from sales of investments.

In the first nine months of 2008, commissions, fees and other income increased $309.2 million to $4.07 billion from the $3.76 billion reported in the first nine months of 2007 as the increase of $458.6 million for the Insurance segment was offset by a $159.5 million decrease for the Investment Management segment.  The Insurance segment’s increase to $1.06 billion in the first nine months of 2008 was due to the $388.9 increase in the fair value of the GMIB reinsurance contracts including the $210.6 million increase due to the initial adoption of SFAS No. 157.  As required by SFAS No. 133, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.  In the corresponding 2007 period, the fair value of the reinsurance contracts decreased $40.6 million due to market fluctuations.  Also in the 2008 period, higher gross investment management fees of $27.5 million were received from EQAT and VIP Trust due to a higher average asset base; such fees are expected to decline in the immediate future given the significant decline in Separate Account balances.  The Investment Management segment’s decrease to $3.08 billion was principally due to the $165.9 million decrease in investment advisory and services fees and $37.5 million lower distribution revenues, offset by a $48.2 million increase in institutional research services at AllianceBernstein in the first nine months of 2008 as compared to the corresponding 2007 period.  The decrease to $2.33 billion in investment advisory and services fees was driven by lower average assets under management across all three of its customer categories and lower performance fees.  Given recent market experience, it would be very difficult for AllianceBernstein to earn performance-based fees in most of its hedge funds in 2008.  The distribution revenues’ decrease to $313.9 million in the first nine months of 2008 was principally due to lower fees from both the U.S. and non-U.S. funds.  The increase in institutional research services to $353.6 million was the result of market share gains and higher market volumes that were offset by decreases associated with declines in capital markets and a negative mix as clients executed a greater percentage of trades electronically.

Benefits and Other Deductions.  In the first nine months of 2008, total benefits and other deductions increased $976.7 million to $7.25 billion as the $1.21 billion increase reported by the Insurance segment was offset by the $246.8 million decrease in the Investment Management segment.

Policyholders’ benefits were $1.67 billion in the first nine months of 2008, a $182.4 million increase from the first nine months of 2007.  The increase was principally due to a $180.6 million increase in the GMDB/GMIB reserves as compared to the $95.0 million increase in the 2007 period due to reductions in interest rates, changes in market conditions and the growth in business, an increase of $20.0 million in the no lapse guarantee reserves as compared to the $6.8 increase in the 2007 period and a $46.9 million increase in the GWBL reserves as well as higher death claims, partially offset by $13.8 million lower policyholders dividends.

Total compensation and benefits decreased $172.8 million to $1.61 billion in the first nine months of 2008 due to the $172.8 million decrease reported by the Investment Management segment.  The Investment Management segment’s decrease in the first nine months of 2008 reflected a $196.5 million decrease in incentive compensation and a $30.7 million decrease in commission expense due to decreases in institutional investment, retail and private client services partially offset by increases in institutional research service.  These reductions were offset by a $54.3 million increase in base compensation due to increased headcounts, annual merit increases, higher severance partially offset by lower other employment costs at AllianceBernstein

For the first nine months of 2008, commissions in the Insurance segment totaled $1.11 billion, a decrease of $211.4 million when compared to $1.32 billion from first nine months of 2007 principally due to lower sales of interest-sensitive life and variable annuity products.

Interest expense decreased $12.4 million to $43.9 million during the first nine months of 2008 with decreases of $3.3 million and $9.1 million for the Insurance and Investment Management segments, respectively.  The Insurance segment’s decrease was due to its third quarter 2008 repayment of the $350.0 million short-term debt ($101.7 million of which was included in Wind-up Annuities discontinued operations).  The Investment Management segment’s decrease resulted from reductions in AllianceBernstein’s short-term borrowings.

DAC amortization increased to $1.71 billion in first nine months of 2008, up $1.08 billion from the $637.8 million reported in the corresponding 2007 period.  This increase in amortization was principally related to reactivity to significant increases in the first nine months of 2008 in the fair value of the derivative instruments related to the GMDB/GMIB hedging programs, the 2008 increase in the fair value of the GMIB reinsurance asset including the DAC related impact of the January 1 increase in the fair value of the GMIB reinsurance contracts related to the adoption of SFAS No. 157 partially offset by the $63.9 million in DAC reactivity to realized capital losses and the impact of DAC unlocking.  In the first nine months of 2008, DAC unlocking, principally related to the recognition of higher estimated future margins associated with GMDB/GMIB hedging programs, higher expected fees related to variable life and annuity contracts and expectations of life mortality improvements, partially offset by the impact of reversion to the mean methodology on Separate Account fee revenue for variable annuity products, reduced DAC amortization by $66.7 million.  In the comparable 2007 period, DAC unlocking, principally related to the recognition of updated assumptions of individual annuity persistency, lower expected future margins on pre-demutualization individual participating annuities and higher estimated future margins due to expectation of life mortality improvements, reduced DAC amortization by $47.7 million.

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

Expected gross profits for variable and interest-sensitive life insurance and variable annuities arise principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience.  Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread.  A significant assumption in the development of expected gross profits and, therefore, the amortization of DAC on these products relates to projected future Separate Account performance.  Management sets expected future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of September 30, 2008, current projections of future average gross market returns for purposes of this approach assume a 15.0% return for the next 16 quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9.0% thereafter.

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

DAC capitalization decreased $188.5 million to $1.08 billion, as compared to the $1.27 billion reported in the first nine months of 2007, primarily due to $189.6 million lower first-year commissions partially offset by a $1.4 million increase in deferrable expenses.

Rent expense in the first nine months of 2008 increased $18.5 million to $182.1 million due to the $18.7 million increase in the Investment Management segment reflecting increased occupancy costs for AllianceBernstein operations.

There was a $40.5 million decrease in other operating costs and expenses to $900.9 million in the first nine months of 2008 from $941.4 million in the year earlier period.  The Investment Management segment’s $51.6 million decrease to $427.6 million in the first nine months of 2008 resulted principally from insurance recoveries of approximately $35.3 million at AllianceBernstein in third quarter 2008 related to a class action claims processing error and to lower travel and entertainment expenses.

Premiums and Deposits.  Total premiums and deposits for insurance and annuity products for the first nine months of 2008 were $13.20 billion, a $1.36 billion decrease from the $14.56 billion reported in the 2007 period with $9.55 billion in first year premiums and deposits in the first nine months of 2008, $1.42 billion lower than in the prior year’s comparable period.  The $224.6 million decrease in first year premiums and deposits for life products to $380.7 million in the first nine months of 2008 was driven by $229.9 million lower sales of interest-sensitive life products in the wholesale distribution channel.  The $1.20 billion decrease in the annuity products’ first year premiums and deposits to $9.16 billion was due to lower sales of variable annuity products, down $956.3 million in the wholesale distribution channel and $234.0 million in the retail channel.  First year sales of fixed annuity products declined $11.1 million to $31.3 million primarily due to lower sales in the retail channel.

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

Surrenders and Withdrawals.  Surrenders and withdrawals decreased from $7.55 billion in the first nine months of 2007 to $6.09 billion for the first nine months of 2008 primarily due to the decrease of $1.46 billion in individual annuities surrenders and withdrawals as a result of the high level of surrenders during the 2007 period of fixed annuities sold five years earlier.  The annualized annuities surrender rate decreased to 7.6% in the first nine months of 2008 from 9.5% in the first nine months of 2007 largely due to impact of the higher surrenders of fixed annuities in the 2007 period.  During the first nine months of 2008, surrenders and withdrawals of traditional life insurance products increased $3.5 million while variable and interest-sensitive life insurance surrenders and withdrawals decreased by $1.9 million.  The individual life surrender rates increased slightly to 3.8% in the 2008 period from 3.7% for the 2007 period.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of the Company’s assets under management follow:

Assets Under Management
(In Millions)

	September 30,
	2008	2007
	(In Millions)

Third-party	$535,653	$744,006
General Account and other	48,817	50,214
Separate Accounts	81,133	97,544
Total Assets Under Management	$665,603	$891,764

Third party assets under management at September 30, 2008 decreased $208.35 billion from September 30, 2007 primarily due to decreases at AllianceBernstein.  General Account and other assets under management decreased $1.40 billion from September 30, 2007 primarily due to market depreciation on the fixed maturities portfolio.  The $16.41 billion decrease in Separate Account assets under management from September 30, 2007 to September 30, 2008 resulted from market depreciation partially offset by net new deposits.

AllianceBernstein assets under management at September 30, 2008 totaled $589.56 billion as compared to $812.77 billion at September 30, 2007 as market depreciation of $211.2 billion and net outflows of $17.4 billion in the retail channel were partially offset by net inflows of $4.7 billion and $0.2 billion in the institutional investment and private client channels, respectively.  Non-US clients accounted for 39.4% of the September 30, 2008 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable.

AXA Equitable monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and dramatic declines in the equity markets have increased the regulatory variable annuity reserves and capital needed to support its variable annuity guarantee business.  Separately, the reduced value of the AllianceBernstein units has reduced its regulatory capital levels.  As part of its efforts to manage capital requirements, during fourth quarter 2008, AXA Financial expects to borrow approximately $2.50 billion from AXA and use the proceeds to enhance the capitalization of certain insurance subsidiaries of AXA Financial.

While future capital requirements will depend on future capital market conditions, management believes that AXA Equitable will continue to have the ability to meet the capital requirements necessary to support its business.

In the first nine months of 2007, AXA Equitable paid cash dividends of $300.0 million; no dividends were paid during the first nine months of 2008.

On September 23, 2008, AXA Equitable repaid its $350.0 million short-term debt, $101.7 million of which was included in Wind-up Annuities discontinued operations.  At September 30, 2008, AXA Equitable had no other short-term debt outstanding.

On July 17, 2008, AXA Equitable was accepted as a member of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable purchased stock totaling $13.5 million.  The credit facility provided by FHLBNY will supplement existing liquidity sources and provide a diverse and reliable source of funds.  Any borrowings from FHLBNY will require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s borrowing capacity with FHLBNY is $1.00 billion.  As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At September 30, 2008, there were no outstanding borrowings from FHLBNY.

AllianceBernstein.  For the nine months ended September 30, 2008 and 2007, respectively, cash flows included inflows of $13.4 million and $41.4 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $3.2 million and $12.5 million to fund deferred compensation plans.  Cash flows in the first nine months of 2008 included $535.0 million in SCB LLC’s borrowings under its revolving credit facility.  There was a net reduction in cash flows of $475.4 million and $191.6 million in the respective 2008 and 2007 periods related to net repayments of commercial paper.  Capital expenditures at AllianceBernstein were $61.2 million in the first nine months of 2008 compared to $87.9 million in the comparable 2007 period while sales of investments totaled $10.6 million and $29.0 million in the first nine months of 2008 and 2007.  Available cash flow for cash distributions from AllianceBernstein totaled $711.6 million and $945.4 million for the first nine months of 2008 and 2007, respectively, while distributions paid were $835.1 million and $1.02 billion for the same respective periods.

At September 30, 2008, AllianceBernstein had outstanding $69.0 million and $158.0 million under its commercial paper program and revolving credit facility, respectively, and an additional $535.0 million outstanding under SCB LLC’s revolving credit facility.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008.

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

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of the 2007 Form 10-K except as noted below.

There can be no assurance that the recent actions by the Federal government to stabilize the U.S. financial system will be effective.
The world-wide equity and credit markets have been experiencing volatility and disruption for over a year, which has recently approached virtually unprecedented levels.  The Federal government, Federal Reserve and other governmental regulatory bodies have taken and are considering further actions to stabilize the U.S. financial system.  There can be no assurance, however, as to the actual impact that these actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of these actions to help stabilize the financial markets and a continuation or worsening of current financial market conditions could adversely affect our ability to access capital, business, financial condition and results of operations.

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

Date:	November 10, 2008	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	November 10, 2008		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer