Form 10-Q
period 2009-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2009-11-09
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2009

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

As of November 9, 2009, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
	• Consolidated Balance Sheets, September 30, 2009 and December 31, 2008	4
	• Consolidated Statements of Earnings, Three Months and Nine Months Ended
	September 30, 2009 and 2008	5
	• Consolidated Statements of Equity, Nine Months Ended September 30, 2009 and 2008	6
	• Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2009 and 2008	7
	• Notes to Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	(“Management Narrative”)	46

Item 3:	Quantitative and Qualitative Disclosures About Market Risk*	54

Item 4(T):	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	55

Item 1A:	Risk Factors	55

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds*	55

Item 3:	Defaults Upon Senior Securities*	55

Item 4:	Submission of Matters to a Vote of Security Holders*	55

Item 5:	Other Information	55

Item 6:	Exhibits	56

SIGNATURES		57

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and elsewhere, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  AXA Equitable Life Insurance Company assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of AXA Equitable Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Part II, Item 1A in this Form 10-Q and elsewhere in this report.

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$27,213.1	$23,831.0
Mortgage loans on real estate	3,606.6	3,673.9
Equity real estate, held for the production of income	6.3	56.3
Policy loans	3,610.8	3,700.3
Other equity investments	1,506.7	1,646.8
Trading securities	524.2	322.7
Other invested assets	1,369.4	1,501.4
Total investments	37,837.1	34,732.4
Cash and cash equivalents	2,081.5	2,403.2
Cash and securities segregated, at fair value	1,274.3	2,572.6
Broker-dealer related receivables	1,192.2	1,020.4
Deferred policy acquisition costs	7,690.9	7,482.0
Goodwill and other intangible assets, net	3,683.6	3,702.4
Amounts due from reinsurers	2,974.2	2,897.2
Loans to affiliates	900.0	588.3
Other assets	8,882.2	13,240.8
Separate Accounts’ assets	81,516.2	67,627.0
Total Assets	$148,032.2	$136,266.3

LIABILITIES
Policyholders’ account balances	$24,241.2	$24,742.5
Future policy benefits and other policyholders liabilities	17,200.9	17,733.1
Broker-dealer related payables	533.9	485.5
Customers related payables	1,617.7	2,753.1
Amounts due to reinsurers	112.2	64.2
Short-term and long-term debt	1,577.0	484.6
Loans from affiliates	-	1,325.0
Income taxes payable	3,454.0	3,794.4
Other liabilities	3,335.9	2,861.4
Noncontrolling interest subject to redemption rights	-	135.0
Separate Accounts’ liabilities	81,516.2	67,627.0
Total liabilities	133,589.0	122,005.8

Commitments and contingent liabilities (Note 11)

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	2.5	2.5
Capital in excess of par value	5,626.9	5,184.1
Retained earnings	6,675.3	8,412.6
Accumulated other comprehensive loss	(1,077.1)	(2,235.6)
Total AXA Equitable’s equity	11,227.6	11,363.6
Noncontrolling interest	3,215.6	2,896.9
Total equity	14,443.2	14,260.5
Total Liabilities and Equity	$148,032.2	$136,266.3

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In Millions)

REVENUES
Universal life and investment-type
product policy fee income	$748.8	$756.5	$2,159.1	$2,226.7
Premiums	74.7	190.7	315.5	593.7
Net investment (loss) income:
Investment (loss) income from
derivative instruments	(740.0)	897.1	(2,493.8)	1,458.9
Other investment income	667.5	383.5	1,530.5	1,468.3
Total net investment (loss) income	(72.5)	1,280.6	(963.3)	2,927.2
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(49.2)	(199.7)	(142.4)	(260.7)
Portion of loss recognized in other
comprehensive income	.8	-	4.1	-
Net impairment losses recognized	(48.4)	(199.7)	(138.3)	(260.7)
Other investment gains (losses), net	22.5	(13.5)	198.4	8.0
Total investment (losses) gains, net	(25.9)	(213.2)	60.1	(252.7)
Commissions, fees and other income	864.0	1,159.5	2,440.0	3,677.7
Increase (decrease) in fair value of reinsurance contracts	96.0	203.6	(2,039.8)	389.0
Total revenues	1,685.1	3,377.7	1,971.6	9,561.6

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	499.9	655.3	988.7	1,672.4
Interest credited to policyholders’
account balances	259.2	261.0	763.4	789.0
Compensation and benefits	488.8	474.8	1,427.3	1,610.7
Commissions	217.9	368.6	766.3	1,106.8
Distribution plan payments	55.2	70.0	146.4	227.9
Amortization of deferred sales commissions	13.4	19.4	42.1	61.9
Interest expense	26.7	10.4	80.7	36.9
Amortization of deferred policy acquisition costs	7.9	1,202.1	(65.7)	1,714.1
Capitalization of deferred policy acquisition costs	(206.0)	(344.4)	(735.4)	(1,081.6)
Rent expense	67.4	62.2	192.1	182.1
Amortization of other intangible assets	6.2	5.9	18.4	17.8
Other operating costs and expenses	316.9	277.4	988.1	900.9
Total benefits and other deductions	1,753.5	3,062.7	4,612.4	7,238.9

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Millions)
(Loss) earnings from continuing operations before
income taxes	$(68.4)	$315.0	$(2,640.8)	$2,322.7
Income tax benefit (expense)	75.9	(96.3)	1,079.0	(693.8)

Earnings (loss) from continuing operations
net of income taxes	7.5	218.7	(1,561.8)	1,628.9
(Loss) earnings from discontinued operations,
net of income taxes	(4.5)	5.0	4.1	16.0
Gain on disposal of discontinued
operations, net of income taxes	-	-	-	6.3

Net earnings (loss)	3.0	223.7	(1,557.7)	1,651.2
Less: net earnings attributable to the
noncontrolling interest	(148.1)	(127.1)	(241.6)	(436.6)

Net (Loss) Earnings Attributable to AXA Equitable	$(145.1)	$96.6	$(1,799.3)	$1,214.6

Amounts attributable to AXA Equitable:
(Loss) earnings from continuing operations,
net of income taxes	$(140.6)	$91.6	$(1,803.4)	$1,192.3
(Loss) earnings from discontinued operations,
net of income taxes	(4.5)	5.0	4.1	16.0
Gain on disposal of discontinued
operations, net of income taxes	-	-	-	6.3

Net (Loss) Earnings Attributable to AXA Equitable	$(145.1)	$96.6	$(1,799.3)	$1,214.6

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,184.1	5,265.4
Changes in capital in excess of par value	442.8	34.6
Capital in excess of par value, end of period	5,626.9	5,300.0

Retained earnings, beginning of year	8,412.6	5,186.0
Net (loss) earnings attributable to AXA Equitable	(1,799.3)	1,214.6
Impact of implementing new accounting standards, net of taxes	62.0	-
Retained earnings, end of period	6,675.3	6,400.6

Accumulated other comprehensive loss, beginning of year	(2,235.6)	(267.9)
Impact of implementing new accounting standards, net of taxes	(62.0)	-
Other comprehensive gain (loss)	1,220.5	(1,221.3)
Accumulated other comprehensive loss, end of period	(1,077.1)	(1,489.2)

Total AXA Equitable’s equity, end of period	11,227.6	10,213.9

Noncontrolling interest, beginning of year	2,896.9	2,478.9
Net earnings attributable to noncontrolling interest	241.6	436.6
Other comprehensive (loss) income attributable to noncontrolling interest	67.8	(24.6)
Purchase of AllianceBernstein Units by noncontrolling interest	-	31.9
Exercise of AllianceBernstein Put	135.0	-
Dividends paid to noncontrolling interest	(168.7)	(460.7)
Capital contributions	19.4	12.8
Other changes in noncontrolling interest	23.6	27.9

Noncontrolling interest, end of period	3,215.6	2,502.8

Total Equity, End of Period	$14,443.2	$12,716.7

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
	(In Millions)

Net (loss) earnings	$(1,557.7)	$1,651.2
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	763.4	789.0
Universal life and investment-type product policy fee income	(2,159.1)	(2,226.7)
Net change in broker-dealer and customer related receivables/payables	(1,334.8)	(487.1)
Change in net investment income related to derivative instruments	2,493.8	(1,458.9)
Investment (gains) losses, net	(60.1)	252.7
Change in segregated cash and securities, net	1,298.3	10.2
Change in deferred policy acquisition costs	(801.1)	632.5
Change in future policy benefits	(578.0)	184.1
Change in income taxes payable	(1,031.6)	490.4
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	2,039.8	(388.9)
Change in reinsurance recoverable with affiliate	1,485.7	-
Equity loss (income) in other limited partnerships	128.6	(39.4)
Amortization of deferred sales commissions	42.1	61.9
Other depreciation and amortization	114.2	99.9
Amortization of reinsurance cost	230.1	-
Amortization of other intangible assets, net	18.4	17.8
Other, net	349.9	122.9

Net cash provided by (used in) operating activities	1,441.9	(288.4)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,490.5	1,285.1
Sales of investments	4,785.2	617.4
Sale of AXA Equitable Life and Annuity	-	60.8
Purchases of investments.	(6,357.6)	(1,708.6)
Cash settlements related to derivative instruments	(2,161.3)	1,659.6
Change in short-term investments	226.7	12.6
Increase in loans to affiliates	(250.0)	-
Change in capitalized software, leasehold improvements
and EDP equipment	(95.5)	(109.7)
Other, net	(26.8)	74.0

Net cash (used in) provided by investing activities	(2,388.8)	1,891.2

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 - CONTINUED
(UNAUDITED)

	2009	2008
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,724.5	$3,189.7
Withdrawals and transfers to Separate Accounts	(1,872.7)	(1,887.6)
Net change in short-term financings	(228.9)	231.6
Decrease in collateralized pledged liabilities	(371.7)	-
Capital contribution	438.9	-
Other, net	(64.9)	(252.7)

Net cash provided by financing activities	625.2	1,281.0

Change in cash and cash equivalents	(321.7)	2,883.8
Cash and cash equivalents, beginning of year	2,403.2	1,173.2

Cash and Cash Equivalents, End of Period	$2,081.5	$4,057.0

Supplemental cash flow information
Interest Paid	$8.7	$18.1
Income Taxes Paid	$25.6	$214.7

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2008.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Events and transactions subsequent to the balance sheet date have been evaluated by management, for purpose of recognition or disclosure in these consolidated financial statements, through their date of issue on November 9, 2009.

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

The terms “third quarter 2009” and “third quarter 2008” refer to the three months ended September 30, 2009 and 2008, respectively.  The terms “first nine months of 2009” and “first nine months of 2008” refer to the nine months ended September 30, 2009 and 2008, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

On June 30, 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-01 to the FASB Accounting Standards CodificationTM (“ASC” or the “Codification”) establishing the Codification as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  SEC rules and interpretative releases continue to be sources of authoritative U.S. GAAP for SEC registrants.  Going forward, the FASB will issue ASUs instead of Statements, FSPs or EITF abstracts.  While not authoritative in their own right, ASUs will serve to update the Codification, provide background information about the guidance, and provide the rationale for the change(s) in the Codification.

The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  References to authoritative accounting guidance made in these consolidated financial statements reflect either the FASB Codification topic or sub-topic description, as appropriate.

Accounting Changes

Effective December 31, 2008, the Company adopted the new guidance for Beneficial Interests in Securitized Financial Assets.  This guidance broadens the other-than-temporary impairment assessment for interests in securitized financial assets to conform to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $1,659.7 million and $1,192.3 million, respectively at September 30, 2009 and $1,616.8 million and $1,156.3 million, respectively at December 31, 2008 are potentially impacted by this amendment.  Adoption of this guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Beginning first quarter 2009, the Company began implementing the new disclosure requirements which requires enhanced disclosures of an entity’s objectives and strategies for using derivatives, including tabular presentation of fair value amounts, gains and losses, and related hedged items, with appropriate cross-referencing to the financial statements.  This guidance was effective for interim and annual reporting periods beginning January 1, 2009.

Effective January 1, 2009, the Company began implementation of the new guidance for the presentation of noncontrolling interests.  The Company was required to:

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

This guidance was effective prospectively for fiscal years beginning on or after December 15, 2008 except for its specific transition provisions for retroactive adoption of the balance sheet and income statement presentation and disclosure requirements for existing minority interest that are reflected in these consolidated financial statements for all periods presented.  As a result of the implementation of this guidance, which required retrospective application of presentation requirements, total equity at December 31, 2008 and 2007 increased by $2,896.9 million and $2,478.9 million, respectively, representing noncontrolling interest, and total liabilities at December 31, 2008 and 2007 decreased by $2,896.9 million and $2,478.9 million, respectively, as a result of the elimination of minority interest.  Additionally, for third quarter and the nine months ended September 30, 2008, respectively, (Loss) earnings from continuing operations, net of income taxes increased by $127.1 million and $436.6 million and net earnings attributable to the noncontrolling interest increased by $127.1 million and $436.6 million.

Effective second quarter 2009, the Company implemented the interim period transition disclosure requirements about the fair value of financial instruments, including the method(s) and significant assumptions used to estimate fair value.  This guidance requires presentation of comparative disclosures only for periods ending after initial adoption.  The disclosures required by this guidance are provided herein in Note 7 of Notes to Consolidated Financial Statements.

Beginning second quarter 2009, the Company implemented the new guidance that modifies the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expands the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For Available for Sale (“AFS”) debt securities in an unrealized loss position, this guidance requires the total fair value loss to be recognized in earnings as an OTTI if management intends to sell the debt security or more likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectibility and determine whether an OTTI is considered to have occurred.

This guidance requires only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, a cumulative effect adjustment was calculated for all AFS debt securities held as of April 1, 2009 for which an OTTI previously was recognized and for which at April 1, 2009 there was no intention or likely requirement to sell the security before recovery of its amortized cost.  As a result, an increase to Retained earnings of $62.0 million was recorded as of April 1, 2009 with a corresponding decrease to Accumulated Other Comprehensive Income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, the amortized cost basis of the AFS debt securities comprising the reclassification amount was increased by $107.9 million at April 1, 2009, or the amount of the cumulative effect adjustment, pre-DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was not changed as a result of the implementation of this guidance.

(Loss) earnings from continuing operations, net of income taxes, and Net (loss) earnings attributable to AXA Equitable for third quarter and the first nine months of 2009 reflect increases of $0.7 million and $4.1 million, respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 of Notes to Consolidated Financial Statements has been expanded to include new and more frequent disclosures about OTTI for debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

Effective April 1, 2009, the Company implemented the new guidance related to the Fair Value Measurements and Disclosures.  This modification retains the “exit price” objective of fair value measurement and provides additional guidance for estimating fair value when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This guidance also references guidance on distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  As further described in Note 7 of Notes to Consolidated Financial Statements, beginning in fourth quarter 2008, under previous guidance, the Company concluded that markets for certain CMBS securities were inactive and, consequently, changed its methodology for measuring the fair value of these CMBS securities to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on the Company’s consolidated results of operations or financial position.  New and expanded interim period disclosures required by this guidance with respect to fair value measurements are provided in Note 7 of Notes to Consolidated Financial Statements.

Effective January 1, 2008, the Company implemented new guidance which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the GMIB reinsurance asset, resulting in an increase in net income of $68.8 million, related to an increase in the fair value of the GMIB reinsurance asset of $210.6 million, offset by increased DAC amortization of $104.7 million and increased Federal income taxes of $37.1 million.  This increase in the GMIB reinsurance asset’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

New Accounting Pronouncements and Accounting Standards Updates

New guidance was issued in September 2009 permitting an entity as a practical expedient to fair value investments in certain entities that calculate net asset value (“NAV”) per share (or its equivalent), using the investment’s NAV.  Such investees may include hedge funds, offshore fund vehicles and fund of funds.  Among other requirements, the NAV must have been calculated in accordance with U.S. GAAP for investment companies.  Additional disclosure requirements such as the nature of any restrictions on redemption, any unfunded commitments and the investment strategies of the investees are required of all such investments regardless of whether the fair value is measured using the practical expedient.  This guidance is effective for interim and annual reporting periods ending after December 15, 2009 and, though earlier adoption is permitted, it will be implemented by the Company in its year end 2009 consolidated financial statements.  Management has not yet determined the possible effect this new guidance will have on the Company.

New guidance for the fair value measurement of liabilities was issued in August 2009 providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
•	a valuation technique that uses:
o	the quoted price of the identical liability when traded as an asset
o	quoted prices for similar liabilities or similar liabilities when traded as assets, or
•
another valuation technique that is consistent with the principles of Fair Value Measurements and Disclosures, such as an income approach (like a present value technique) or a market approach (like a technique based on the amount the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability at the measurement date.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance and, therefore, will be adopted by the Company in its year end 2009 consolidated financial statements.  Management has not yet determined the possible effect this new guidance will have on the Company.

On June 12, 2009, the FASB issued new guidance that eliminates the concept of qualifying special-purpose entities (“QSPEs”) and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, the new guidance modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure also is required about financial asset transfers and any continuing involvement of the transferor.  For calendar-year consolidated financial statements, such as those of the Company, this new guidance is effective for interim and annual reporting periods beginning January 1, 2010.  Management does not expect the implementation will have a material effect on the Company’s consolidated financial statements.

Also issued by the FASB on June 12, 2009 was new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, such as those of the Company, this new guidance is effective for interim and annual reporting periods beginning January 1, 2010.  Earlier application is prohibited.  Management is currently evaluating the impact this new guidance may have on the Company.  The implementation of this guidance may require a significant amount of assets, liabilities, revenues and expenses of certain VIEs in which AllianceBernstein has a minimal financial ownership interest to be included in the Company’s consolidated financial statements, with corresponding offsets to noncontrolling interest.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as available for sale:

Available for Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(In Millions)

September 30, 2009:
Fixed Maturities:
Corporate	$19,024.2	$1,014.9	$290.9	$19,748.2	$1.1
U.S. Treasury, government
and agency	1,540.2	5.3	61.9	1,483.6	-
States and political
subdivisions	253.4	9.4	1.8	261.0	-
Foreign governments	247.6	35.4	-	283.0	-
Commercial mortgage-backed	2,103.1	3.5	490.6	1,616.0	-
Residential mortgage-backed (1)	1,882.7	47.2	1.9	1,928.0	-
Asset-backed (2)	438.1	23.3	27.9	433.5	14.9
Redeemable preferred stock	1,746.4	5.3	291.9	1,459.8	-
Total Fixed Maturities	27,235.7	1,144.3	1,166.9	27,213.1	16.0

Equity securities	39.1	6.0	-	45.1	-

Total at September 30, 2009	$27,274.8	$1,150.3	$1,166.9	$27,258.2	$16.0

December 31, 2008
Fixed Maturities:
Corporate	$18,689.6	$231.4	$1,713.3	$17,207.7	-
U.S. Treasury, government
and agency	907.0	260.9	-	1,167.9	-
States and political
subdivisions	181.5	12.0	9.1	184.4	-
Foreign governments	214.3	37.3	5.6	246.0	-
Commercial mortgage-backed	2,215.5	4.0	544.8	1,674.7	-
Residential mortgage-backed (1)	1,244.8	51.2	-	1,296.0	-
Asset-backed (2)	937.4	40.3	35.2	942.5	-
Redeemable preferred stock	1,820.9	1.5	710.6	1,111.8	-
Total Fixed Maturities	26,211.0	638.6	3,018.6	23,831.0	-

Equity securities	31.7	-	4.9	26.8

Total at December 31, 2008	$26,242.7	$638.6	$3,023.5	$23,857.8	-

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings since the adoption of new guidance on April 1, 2009.

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

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2009 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$592.2	$602.9
Due in years two through five	8,732.9	9,127.5
Due in years six through ten	7,766.1	7,965.8
Due after ten years	3,974.2	4,079.6
Subtotal	21,065.4	21,775.8
Commercial mortgage-backed securities	2,103.1	1,616.0
Residential mortgage-backed securities	1,882.7	1,928.0
Asset-backed securities	438.1	433.5
Total	$25,489.3	$25,753.3

For the first nine months of 2009 and 2008, proceeds received on sales of fixed maturities classified as available for sale amounted to $2,263.1 million and $361.7 million, respectively.  Gross gains of $207.1 million and $4.7 million and gross losses of $62.0 million and $34.4 million were realized on these sales for the first nine months of 2009 and of 2008, respectively.

The Company’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for OTTI.  Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover.  This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, and results in identification of specific securities for which OTTI is recognized.

As discussed in Note 2 of Notes to Consolidated Financial Statements, if there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

During the first nine months of 2009, the Company recognized total OTTI of $142.4 million on AFS securities, all related to fixed maturities.  Total OTTI of fixed maturities for the first nine months of 2009 was comprised of $138.3 million credit losses and $4.1 million non-credit related declines in fair value below amortized cost.  The Company does not intend to sell and does not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  For third quarter 2009, the Company recognized total OTTI of $49.2 million on AFS fixed maturities, of which $48.5 million of credit losses were recorded in earnings and the remaining $0.8 million non-credit related portion of the decline in fair value was recorded in OCI.  The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at March 31, 2009	$-
Cumulative adjustment related to implementing new guidance on April 1, 2009	(127.3)
Previously recognized impairments on securities that matured, paid, prepaid or sold	29.9
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(69.8)
Additional impairments this period on securities previously impaired	(22.1)
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at June 30, 2009	(189.3)
Previously recognized impairments on securities that matured, paid, prepaid or sold	10.7
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(48.5)
Additional impairments this period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at September 30, 2009	$(227.1)

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

Net unrealized investment gains and losses on fixed maturities and equity securities classified as available for sale and certain other long-term investments are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(3.7)	$-
All other	(18.9)	(2,380.0)
Equity securities	6.0	(4.9)
Net Unrealized Losses	$(16.6)	$(2,384.9)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(73.5)	$15.0	$-	$20.5	$(38.0)
Cumulative impact of implementing
new guidance on April 1, 2009	-	-	-	-	-
Net investment gains (losses)
arising during the period	69.8	-	-	-	69.8
Reclassification adjustment for
OTTI (losses) included in
Net earnings	-	-	-	-	-
Reclassification adjustment for
OTTI (losses) excluded from
Net earnings (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC	-	(13.1)	-	-	(13.1)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(19.8)	(19.8)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	(.1)	-	(.1)
Balance, September 30, 2009	$(3.7)	$1.9	$(.1)	$.7	$(1.2)

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance on April 1, 2009	(35.1)	5.5	-	10.3	(19.3)
Net investment gains (losses)
arising during the period	12.1	-	-	-	12.1
Reclassification adjustment for
OTTI (losses) included in
Net earnings	22.1	-	-	-	22.1
Reclassification adjustment for
OTTI (losses) excluded from
Net earnings (1)	(2.8)	-	-	-	(2.8)
Impact of net unrealized investment
gains (losses) on DAC	-	(3.6)	-	-	(3.6)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(9.6)	(9.6)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	(.1)	-	(.1)
Balance, September 30, 2009	$(3.7)	$1.9	$(.1)	$.7	$(1.2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(1,395.8)	$285.2	$-	$389.8	$(720.8)
Cumulative impact of implementing
new guidance on April 1, 2009	-	-	-	-	-
Net investment gains (losses)
arising during the period	1,322.3	-	-	-	1,322.3
Reclassification adjustment for
OTTI (losses) included in
Net earnings	60.6	-	-	-	60.6
Reclassification adjustment for
OTTI (losses) excluded from
Net earnings (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on DAC	-	(305.6)	-	-	(305.6)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(370.8)	(370.8)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	(17.8)	-	(17.8)
Balance, September 30, 2009	$(12.9)	$(20.4)	$(17.8)	$19.0	$(32.1)

Balance, January 1, 2009	$(2,384.9)	$553.6	$-	$642.1	$(1,189.2)
Cumulative impact of implementing
new guidance on April 1, 2009	(72.8)	14.5	-	20.4	(37.9)
Net investment gains (losses)
arising during the period	2,451.5	-	-	-	2,451.5
Reclassification adjustment for
OTTI (losses) included in
Net earnings	(9.5)	-	-	-	(9.5)
Reclassification adjustment for
OTTI (losses) excluded from
Net earnings (1)	2.8	-	-	-	2.8
Impact of net unrealized investment
gains (losses) on DAC	-	(588.5)	-	-	(588.5)
Impact of net unrealized investment
gains (losses) on deferred income
taxes	-	-	-	(643.5)	(643.5)
Impact of net unrealized investment
gains (losses) on Policyholders
liabilities	-	-	(17.8)	-	(17.8)
Balance, September 30, 2009	$(12.9)	$(20.4)	$(17.8)	$19.0	$(32.1)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables show the fair values and gross unrealized losses of the 711 issues at September 30, 2009 and the 1,373 issues at December 31, 2008 of fixed maturity securities, that had been in a continuous unrealized loss position, for the specified periods at the dates indicated:

	September 30, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$1,042.2	$(113.1)	$2,384.3	$(177.8)	$3,426.5	$(290.9)
U.S. Treasury,
government and
agency	1,180.3	(61.9)	-	-	1,180.3	(61.9)
States and political
subdivisions	-	-	25.6	(1.8)	25.6	(1.8)
Foreign governments	4.1	-	1.0	-	5.1	-
Commercial mortgage-backed	303.1	(219.8)	1,183.4	(270.8)	1,486.5	(490.6)
Residential mortgage-backed	280.6	(1.9)	-	-	280.6	(1.9)
Asset-backed	87.1	(14.1)	53.4	(13.8)	140.5	(27.9)
Redeemable
preferred stock	275.8	(112.6)	1,014.8	(179.3)	1,290.6	(291.9)

Total	$3,173.2	$(523.4)	$4,662.5	$(643.5)	$7,835.7	$(1,166.9)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new accounting guidance on April 1, 2009.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$8,475.3	$(985.0)	$3,489.6	$(728.9)	$11,964.9	$(1,713.9)
U.S. Treasury,
government and
agency	-	-	-	-	-	-
States and political
subdivisions	52.2	(6.6)	17.7	(2.5)	69.9	(9.1)
Foreign governments	70.0	(5.6)	-	-	70.0	(5.6)
Commercial mortgage-
backed	308.7	(19.4)	1,342.5	(525.4)	1,651.2	(544.8)
Residential mortgage-
backed	-	-	-	-	-	-
Asset-backed	71.2	(6.7)	67.2	(28.5)	138.4	(35.2)
Redeemable
preferred stock	510.0	(343.5)	521.8	(366.6)	1,031.8	(710.1)

Total	$9,487.4	$(1,366.8)	$5,438.8	$(1,651.9)	$14,926.2	$(3,018.7)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable.  The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .11% of total investments.  The largest exposure to a single issuer of corporate securities held at September 30, 2009 and December 31, 2008 was $153.8 million and $207.9 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At September 30, 2009 and December 31, 2008, respectively, approximately $2,236.7 million and $900.4 million, or 8.2% and 3.5%, of the $27,235.7 million and $26,211.0 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $431.6 million and $214.2 million at September 30, 2009 and December 31, 2008, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At September 30, 2009, the Company owned $39.4 million in RMBS backed by subprime residential mortgage loans and $24.4 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2009, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $42.7 million.

For the third quarter and first nine months of 2009 and of 2008, investment income is shown net of investment expenses of $19.9 million, $57.5 million, $38.8 million and $118.3 million, respectively.

At September 30, 2009 and December 31, 2008, respectively, the Company’s trading account securities had amortized costs of $392.5 million and $514.5 million and fair values of $524.2 million and $322.7 million.  Also at September 30, 2009 and December 31, 2008, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $49.9 million and $38.5 million and costs of $48.3 million and $43.9 million as well as other equity securities with carrying values of $45.1 million and $26.8 million and costs of $39.1 million and $31.7 million.

In the third quarter and the first nine months of 2009 and of 2008, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $83.8 million, $115.6 million, $(138.1) million and $(218.1) million, respectively, were included in Net investment income in the consolidated statements of earnings.  Gross unrealized gains on trading fixed maturities were $17.1 million, $14.8 million, $2.5 million, and zero in third quarter and the first nine months of 2009 and 2008, respectively.  Gross unrealized losses were zero, $4.1 million, $2.4 million, and $4.6 million for third quarter and the first nine months of 2009 and 2008, respectively.

Mortgage Loans

At September 30, 2009 and 2008, there were no investment valuation allowances for mortgage loans.

Impaired mortgage loans without investment valuation allowances totaled zero at September 30, 2009.  During the first nine months of 2009 and 2008, respectively, the Company’s average recorded investment in impaired mortgage loans was $0.1 million and $9.2 million.  Interest income recognized on these impaired mortgage loans totaled zero and $0.6 million for the first nine months of 2009 and 2008, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At both September 30, 2009 and December 31, 2008, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were zero.

Derivatives

The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results and statutory liabilities.  None of the derivatives were designated as qualifying hedges for accounting purposes.  The table below presents quantitative disclosures about the Company’s derivative instruments in the first nine months of 2009, including those embedded in other contracts though required to be accounted for as derivative instruments.  Gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives. The changes in fair value of the GMIB reinsurance contracts are reported on a separate line in the consolidated statements of earnings while the changes in fair value of the GWBL features are reported in Policyholder’s benefits in the consolidated statements of earnings.

Derivative Instruments by Category
At or For the Periods Ended September 30, 2009

				Gains (Losses) Reported
	At September 30, 2009			In Net Earnings
		Fair Value		Three Months	Nine Months
	Notional	Asset	Liability	Ended	Ended
	Amount	Derivatives	Derivatives	September 30	September 30
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$3,717.3	$-	$-	$(607.2)	$(939.1)
Swaps	746.6	-	56.5	(130.2)	(247.8)
Options	10,650.0	764.9	919.6	(256.1)	(707.1)

Interest rate contracts (1):
Floors	21,000.0	355.1	-	61.8	(105.0)
Swaps	2,000.0	151.1	-	56.6	(85.9)
Futures	1,200.0	71.7	-	10.3	10.2
Swaptions	5,197.4	-	-	124.8	(419.1)

Other freestanding contracts (2):	-	-	-	-	-

Net Investment Income				(740.0)	(2,493.8)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	2,781.8	-	96.0	(2,039.8)

GWBL features (3)	-	-	110.1	13.3	162.5

Total	$44,511.3	$4,124.6	$1,086.2	$(630.7)	$(4,371.1)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Company utilizes hedging programs designed to mitigate a portion of the benefits exposure due to movements in the equity markets and interest rates on GMDB, GMIB and GWBL liabilities that have not been reinsured.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL features is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of election, being higher than what accumulated policyholders’ account balances would support.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, equity market volatility and interest rates.  A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts and swaptions.

The above-described hedging program seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features and does not fully hedge the Company’s statutory liability requirements.  Beginning in fourth quarter 2008 and continuing in 2009, the Insurance Group implemented a hedging program to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.

AXA Equitable also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates and debt obligations.  The Company is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as Treasuries or those issued by government agencies.  At September 30, 2009, the Company held $389.9 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.  In addition, the Company also held approximately $39.6 million U.S. Treasury securities under these collateral agreements at September 30, 2009.  All outstanding equity-based and treasury futures contracts at September 30, 2009 are exchange-traded and net settled daily in cash.

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

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2009, was $442.6 million, for which the Company had posted collateral of $463.8 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on September 30, 2009, the Company would not have been required to post any additional collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

September 30,	December 31,
2009	2008
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,452.9	$8,544.8
Other liabilities	115.0	71.3
Total Closed Block liabilities	8,567.9	8,616.1

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value
(amortized cost of $5,587.0 and $5,517.6)	5,651.2	5,041.5
Mortgage loans on real estate	1,072.3	1,107.1
Policy loans	1,163.8	1,180.3
Cash and other invested assets	77.7	104.2
Other assets	264.9	472.4
Total assets designated to the Closed Block	8,229.9	7,905.5

Excess of Closed Block liabilities over assets designated to
the Closed Block	338.0	710.6

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains, (losses) net of deferred income
tax (expense) benefit of $(20.0) and $166.4 and	37.2	(309.2)
policyholder dividend obligation of $17.9 and $0

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$375.2	$401.4

Closed Block revenues and expenses follow:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2009	2008	2009	2008
(In Millions)

REVENUES:
Premiums and other income	$88.6	$92.1	$284.4	$293.0
Investment income (net of investment
expenses of $0, $0.2, $0 and $1.0)	119.8	123.3	362.6	373.7
Investment gains (losses), net:
Total other-than-temporary impairment losses	(5.7)	(41.1)	(7.8)	(45.3)
Portion of loss recognized in other
comprehensive income	-	-	-	-
Net impairment losses recognized	(5.7)	(41.1)	(7.8)	(45.3)
Other investment (losses) gains, net	(2.3)	.1	9.1	(.4)
Total investment (losses) gains, net	(8.0)	(41.0)	1.3	(45.7)
Total revenues	200.4	174.4	648.3	621.0

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	192.1	199.6	606.3	612.1
Other operating costs and expenses	.4	.5	1.7	2.1
Total benefits and other deductions	192.5	200.1	608.0	614.2
Net revenues (losses) before
income taxes	7.9	(25.7)	40.3	6.8
Income tax (expense) benefit	(2.8)	9.0	(14.1)	(2.4)
Net Revenues (Losses)	$5.1	$(16.7)	$26.2	$4.4

A reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains	17.9	-
Balances, End of Period	$17.9	$-

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include Wind-up Annuities and equity real estate held-for-sale.  The following table reconciles the (Losses) earnings from discontinued operations, net of income taxes and Gain on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for third quarter and first nine months of 2009 and 2008:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2009	2008	2009	2008
(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(4.5)	$-	$(8.3)	$-
Real estate held-for-sale	-	5.0	12.4	16.0
Total	$(4.5)	$5.0	$4.1	$16.0

Gain on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$-	$-	$6.3
Total	$-	$-	$-	$6.3

Wind-up Annuities

Summarized financial information for Wind-up Annuities follows:

	September 30,	December 31,
	2009	2008
	(In Millions)
BALANCE SHEETS
Fixed maturities, available for sale, at fair value
(amortized cost of $497.5 and $661.8)	$510.8	$602.1
Equity real estate	88.0	162.2
Mortgage loans on real estate	151.1	1.2
Other invested assets	1.3	1.3
Total investments	751.2	766.8
Cash and cash equivalents	-	-
Other assets	145.8	77.1
Total Assets	$897.0	$843.9

Policyholders liabilities	$709.9	$723.4
Other liabilities	187.1	120.5
Total Liabilities	$897.0	$843.9

Three Months Ended		Nine Months Ended
September 30,		September 30,
2009	2008	2009	2008
(In Millions)

STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $0.6, $5.1, $9.8 and $14.4)	$15.0	$17.3	$46.0	$48.7
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(3.1)	(5.2)	(5.1)	(5.2)
Portion of loss recognized in other
comprehensive income	-	-	-	-
Net impairment losses recognized	(3.1)	(5.2)	(5.1)	(5.2)
Other investment gains (losses), net	(2.6)	-	(2.1)	.8
Total investment (losses) net	(5.7)	(5.2)	(7.2)	(4.4)
Total revenues	9.3	12.1	38.8	44.3

Benefits and other deductions	18.1	19.4	53.4	57.1
Losses charged to the
allowance for future losses	-	(7.3)	-	(12.8)
Pre-tax earnings from operations	(8.8)	-	(14.6)	-
Income tax benefit	4.3	-	6.3	-
Loss from Wind-up Annuities	$(4.5)	$-	$(8.3)	$-

During second quarter 2009, an equity real estate property jointly owned by Wind-up Annuities and AXA Equitable’s continuing operations was sold to a wholly owned subsidiary of AXA Financial.  Wind-up Annuities recorded book value at the date of sale was $123.5 million.  Proceeds on the sale that were received by Wind-up Annuities’ were $319.6 million.  In connection with the sale, Wind-up Annuities acquired a $150.0 million mortgage loan from the affiliate on the property sold and a $50.3 million interest in another equity real estate property from continuing operations.

AXA Equitable’s quarterly process for evaluating the need for an allowance for future losses involves comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment is required. Investment and benefit cash flow projections are updated annually as part of the Company’s annual planning process. If the Company’s analysis in any given period indicates that an allowance for future losses is not necessary, any current period Wind-up Annuities’ operating losses or earnings are recognized as (losses) earnings from discontinued operations, net of income taxes in the consolidated statements of earnings. At September 30, 2009, no allowance for future losses was necessary based upon projections of reasonably assured future net investing and operating cash flows.

The determination of projected future cash flows involves numerous estimates and subjective judgments regarding the expected performance of investment assets held for the Wind-up Annuities’ business and the expected run-off of Wind-up Annuities liabilities. There can be no assurance the projected future cash flows will not differ from the cash flows ultimately realized. To the extent actual results or future projections of Wind-up Annuities are lower than management’s current estimates and assumptions and result in operating losses not being offset by reasonably assured future net investing and operating cash flows, an allowance for future losses may be necessary. In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, establishment of a loss allowance liability may result.

Real Estate Held-for-Sale

No real estate was held for sale at September 30, 2009 and December 31, 2008.

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2009	$980.9	$1,979.9	$2,960.8
Paid guarantee benefits	(196.5)	(45.9)	(242.4)
Other changes in reserve	258.7	(135.2)	123.5
Balance at September 30, 2009	$1,043.1	$1,798.8	$2,841.9

Balance at January 1, 2008	$253.0	$309.9	$562.9
Paid guarantee benefits	(61.8)	(3.7)	(65.5)
Other changes in reserve	145.6	107.0	252.6
Balance at September 30, 2008	$336.8	$413.2	$750.0

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2009	2008
	(In Millions)

Balance at beginning of year	$327.3	$27.5
Paid guarantee benefits	(69.1)	(11.7)
Other changes in reserve	116.8	18.2
Balance at End of Period	$375.0	$34.0

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2009 values for those variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return Of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,046	$288	$362	$611	$12,307
Separate Accounts	$24,111	$6,710	$4,759	$30,721	$66,301
Net amount at risk, gross	$2,965	$1,935	$3,025	$10,797	$18,722
Net amount at risk, net of amounts reinsured	$2,965	$1,236	$2,010	$4,537	$10,748
Average attained age of
contractholders	49.6	62.2	66.4	62.3	53.4
Percentage of contractholders
over age 70	7.4%	24.6%	41.1%	23.2%	12.8
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$37	$876	$913
Separate Accounts	N/A	N/A	$2,807	$41,903	$44,710
Net amount at risk, gross	N/A	N/A	$1,461	$1,701	$3,162
Net amount at risk, net of
amounts reinsured	N/A	N/A	$427	$630	$1,057
Weighted average years
remaining until annuitization	N/A	N/A	1.2	7.6	6.6
Range of contractually specified
interest rates	N/A	N/A	3%- 6%	3%- 6.5%	3%- 6.5%

The GWBL related liability was $110.1 million at September 30, 2009, which is valued as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$40,225	$30,428
Fixed income	4,017	3,745
Balanced	20,494	17,469
Other	1,565	2,410
Total	$66,301	$54,052

GMIB:
Equity	$26,374	$19,138
Fixed income	2,550	2,219
Balanced	15,094	12,887
Other	692	1,272
Total	$44,710	$35,516

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded futures contracts and interest rate swap and floor contracts, as well as repurchase agreement transactions,  that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At September 30, 2009, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $34,948.0 million and $7,458.0 million, respectively, with the GMDB feature and $21,678.0 million and $641.0 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment.  Therefore, gains or losses on the derivative contracts used in these programs, including current period changes in fair value, are recognized in investment income in the period in which they occur and may contribute to earnings volatility.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2009	$203.0	$(152.6)	$50.4
Other changes in reserves	32.0	(9.0)	23.0
Balance at September 30, 2009	$235.0	$(161.6)	$73.4

Balance at January 1, 2008	$135.0	$(107.6)	$27.4
Other changes in reserves	63.0	(43.0)	20.0
Balance at September 30, 2008	$198.0	$(150.6)	$47.4

7)	FAIR VALUE DISCLOSURES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  U.S. GAAP also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

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

Fair Value Measurements at September 30, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities available for sale
Corporate	$-	$19,255.0	$500.1	$19,755.1
U.S. Treasury, government and
agency	-	1,483.6	-	1,483.6
States and political subdivisions	-	171.5	89.5	261.0
Foreign governments	-	235.0	48.0	283.0
Commercial mortgage-backed(1)	-	26.4	1,589.6	1,616.0
Residential mortgage-backed(1)	-	1,921.1	-	1,921.1
Asset-backed(2)	-	204.7	228.8	433.5
Redeemable preferred stock	194.5	1,246.4	18.9	1,459.8
Subtotal	194.5	24,543.7	2,474.9	27,213.1
Equity securities, available for sale	-	-	-	-
Other equity investments	94.0	-	1.0	95.0
Trading securities	524.2	-	-	524.2
Other invested assets	-	(135.1)	426.8	291.7
Loans to affiliates	-	650.0	-	650.0
Cash equivalents	1,598.7	-	-	1,598.7
Segregated securities	-	1,274.3	-	1,274.3
GMIB reinsurance contracts	-	-	2,781.8	2,781.8
Separate Accounts’ assets	79,602.7	1,672.4	241.1	81,516.2
Total Assets	$82,014.1	$28,005.3	$5,925.6	$115,945.0

Liabilities
GWBL features’ liability	$-	$-	$110.1	$110.1
Total Liabilities	$-	$-	$110.1	$110.1

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
Assets	(In Millions)
Investments:
Fixed maturities available for sale	$149.9	$21,256.7	$2,424.4	$23,831.0
Other equity investments	63.4	-	2.0	65.4
Trading securities	322.6	-	.1	322.7
Other invested assets	31.1	419.0	547.0	997.1
Loans to affiliates	-	588.3	-	588.3
Cash equivalents	1,832.3	-	-	1,832.3
Segregated securities	-	2,572.6	-	2,572.6
GMIB reinsurance contracts	-	-	4,821.7	4,821.7
Separate Accounts’ assets	66,044.4	1,248.3	334.3	67,627.0
Total Assets	$68,443.7	$26,084.9	$8,129.5	$102,658.1

Liabilities
GWBL features’ liability	$-	$-	$272.6	$272.6
Total Liabilities	$-	$-	$272.6	$272.6

At September 30, 2009, investments classified as Level 1 comprise approximately 73.7% of invested assets measured at fair value on a recurring basis and primarily redeemable preferred stock, cash and cash equivalents and Separate Account assets.   Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2009, investments classified as Level 2 comprise approximately 23.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for purpose of measuring the fair value of mortgage- and asset-backed securities.  At September 30, 2009, approximately $1,837.3 million AAA-rated mortgage- and asset- backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3 of Notes to Consolidated Financial Statements, the net fair value of freestanding derivative positions is approximately $366.7 million at September 30, 2009, or approximately 26.8% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts is traded in the over-the-counter (“OTC”) derivative market and is classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources and can be reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect any changes in the counterparty’s or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $5.8 million at September 30, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at September 30, 2009.

At September 30, 2009, investments classified as Level 3 comprise approximately 2.8% of invested assets measured at fair value on a recurring basis and primarily include certain corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2009 were approximately $488.9 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,818.3 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2009.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche for which limited trading continued.  Consequently, the Company instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.   At September 30, 2009, the Company continued to apply this methodology to measure the fair values of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities during third quarter.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  GMIB reinsurance asset reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect any change in the claims-paying ratings of the counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $55.7 million at September 30, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable; therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at September 30, 2009.

The table below presents a reconciliation for all Level 3 assets for third quarter and the first nine months of 2009 and 2008:

Level 3 Instruments
Fair Value Measurements
(In Millions)

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed
Discrete third quarter:
Balance, July 1, 2009	$395.4	$-	$19.3	$47.9	$1,610.4	$-	$223.3
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.7	-	-	-	.7	-	(.4)
Investment gains
(losses), net	-	-	-	-	(8.6)	-	(1.3)
(Decrease) increase in
the fair value of the reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.7	-	-	-	(7.9)	-	(1.7)
Other comprehensive
income	25.5	-	2.7	1.8	(5.2)	-	17.3
Purchases/issuances	96.1	-	26.0	40.0	-	-	-
Sales/settlements	(45.8)	-	-	(.2)	(7.7)	-	(10.1)
Transfers into/out of
Level 3(2)	28.2	-	-	-	-	-	-
Balance, Sept. 30, 2009	$500.1	$-	$48.0	$89.5	$1,589.6	$-	$228.8

First nine months of 2009:
Balance, January 1, 2009	$411.1	$-	$64.0	$55.4	$1,587.3	$-	$304.1
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	1.1	-	-	-	2.3	-	(1.1)
Investment gains
(losses), net	(2.9)	-	-	-	(8.6)	-	(15.4)
(Decrease) increase in
the fair value of the reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(1.8)	-	-	-	(6.3)	-	(16.5)
Other comprehensive
income	29.0	-	3.8	(7.0)	52.3	-	15.0
Purchases/issuances	116.4		27.0	42.2	-	-	-
Sales/settlements	(55.3)	-	(.2)	(1.1)	(43.7)	-	(41.6)
Transfers into/out of
Level 3(2)	.7	-	(46.6)	-	-	-	(32.2)
Balance, Sept. 30, 2009	$500.1	$-	$48.0	$89.5	$1,589.6	$-	$228.8

(1)	Includes Trading securities’ Level 3 amount
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate	GWBL
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

Discrete third quarter:
Balance, July 1, 2009	$2.5	$2.0	$433.1	$2,685.8	$261.8	$123.4
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	(36.2)	-	-	-
Investment gains
(losses), net	(38.7)	-	-	-	(23.9)	-
(Decrease) increase in the fair value of the
reinsurance contracts	-	-	-	64.3	-	-
Policyholders’ benefits	-	-	-	-	-	(16.8)
Subtotal	(38.7)	-	(36.2)	64.3	(23.9)	(16.8)
Other comprehensive
income	44.1	.2	-	-	-	-
Purchases/issuances	-	-	29.9	31.7	4.5	3.5
Sales/settlements	-	(1.2)	-	-	(1.3)	-
Transfers into/out of
Level 3(2)	11.0	-	-	-	-	-
Balance, Sept. 30, 2009	$18.9	$1.0	$426.8	$2,781.8	$241.1	$110.1

First nine months of 2009:
Balance, January 1, 2009	$2.5	$2.1	$547.0	$4,821.7	$334.3	$272.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	(199.2)	-	-	-
Investment gains
(losses), net	(38.7)	-	-	-	(92.8)	-
(Decrease) increase in the fair value of the
reinsurance contracts	-	-	-	(2,169.6)	-	-
Policyholders’ benefits	-	-	-	-	-	(170.9)
Subtotal	(38.7)	-	(199.2)	(2,169.6)	(92.8)	(170.9)
Other comprehensive
income	34.2	.1	-	-	-	-
Purchases/issuances	-	-	79.0	129.7	4.5	8.4
Sales/settlements	-	(1.2)	-	-	(5.8)	-
Transfers into/out of
Level 3(2)	20.9	-	-	-	.9	-
Balance, Sept. 30, 2009	$18.9	$1.0	$426.8	$2,781.8	$241.1	$110.1

(1)   Includes Trading securities’ Level 3 amount.
(2)   Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below presents a reconciliation for all Level 3 assets and liabilities for third quarter and the first nine months of 2008:

	Fixed
	Maturities	Other	Other	GMIB	Separate
	Available	Equity	Invested	Reinsurance	Accounts
	For Sale	Investments(1)	Assets	Asset	Assets

Discrete third quarter:
Balance, July 1, 2008	$2,212.6	$1.7	$175.9	$310.1	$26.3
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.8	-	2.9	-	-
Investment gains
(losses), net	(28.5)	-	-	-	(2.4)
(Decrease) increase in the fair value of the
reinsurance contracts	-	-	-	189.8	-
Subtotal	(27.7)	-	2.9	189.8	(2.4)
Other comprehensive
income	(218.4)	.4	-	-	-
Purchases/issuances and
sales/settlements, net	(12.0)	(.1)	17.7	13.7	(2.5)
Transfers into/out of Level 3(2)	(1.6)	-	-	-	6.2
Balance, Sept. 30, 2008	$1,952.9	$2.0	$196.5	$513.6	$27.6

First nine months of 2008:
Balance, Dec. 31, 2007	$2,503.4	$3.0	$160.9	$124.7	$40.8
Impact of adopting
new guidance on Jan 1,
included in earnings	-	-	-	210.6	-
Balance, Jan. 1, 2008	2,503.4	3.0	160.9	335.3	40.8
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	2.4	-	8.7	-	-
Investment gains
(losses), net	(73.7)	(1.1)	-	-	(7.1)
(Decrease) increase in the fair value of
reinsurance contracts	-	-	-	135.0	-
Subtotal	(71.3)	(1.1)	8.7	135.0	(7.1)
Other comprehensive
income	(551.7)	.3	-	-	-
Purchases/issuances and
sales/settlements, net	(23.0)	(.2)	26.9	43.3	(12.3)
Transfers into/out of Level 3(2)	95.5	-	-	-	6.2
Balance, Sept. 30, 2008	$1,952.9	$2.0	$196.5	$513.6	$27.6

(1)   Includes Trading securities’ Level 3 amount.
(2)   Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the discrete third quarter and first nine months of 2009 and 2008 by category for Level 3 assets still held at September 30, 2009 and 2008, respectively:

	Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-	Policy-
	Investment	(Losses),	Reinsurance	hensive	holder
	Income	Net	Contracts	Income	Benefits
	(In Millions)
Level 3 Instruments
Discrete Third Quarter 2009
Still Held at September 30, 2009:
Change in unrealized gains or losses
Fixed maturities available for sale
Corporate	$-	$-	$-	$25.5	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	1.8	-
Foreign governments	-	-	-	2.7	-
Commercial
mortgage-backed	-	-	-	(5.2)	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	17.2	-
Redeemable preferred stock	-	-	-	44.0	-
Subtotal	-	-	-	86.0	-
Equity securities,
available for sale	-	-	-	-	-
Other equity investments	-	-	-	(.2)	-
Other invested assets	(120.2)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	64.2	-	-
Separate Accounts’ assets	-	(26.4)	-	-	-
GWBL features’ liability	-	-	-	-	(16.8)
Total	$(120.2)	$(26.4)	$64.2	$85.8	$(16.8)

	Earnings
		Investment	Change in	Other
	Net	Gains	Fair Value of	Compre-	Policy-
	Investment	(Losses),	Reinsurance	hensive	holder
	Income	Net	Contracts	Income	Benefits
	(In Millions)

Level 3 Instruments
First Nine Months of 2009
Still Held at September 30, 2009:
Change in unrealized gains or losses
Fixed maturities available for sale
Corporate	$-	$-	$-	$19.1	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(7.0)	-
Foreign governments	-	-	-	3.8	-
Commercial
mortgage-backed	-	-	-	44.3	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	2.0	-
Redeemable preferred stock	-	-	-	34.1	-
Subtotal	-	-	-	96.3	-
Equity securities,
available for sale	-	-	-	-	-
Other equity investments	-	-	-	.2	-
Other invested assets	(120.2)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(2,169.6)	-	-
Separate Accounts’ assets	-	(95.7)	-	-	-
GWBL features’ liability	-	-	-	-	(170.9)
Total	$(120.2)	$(95.7)	$(2,169.6)	$96.5	$(170.9)

	Earnings
		Investment	Commissions	Other
	Net	Gains	Fees and	Compre-
	Investment	(Losses),	Other	hensive
	Income	Net	Income	Income
	(In Millions)
Level 3 Instruments:
Discrete Third Quarter 2008
Still Held at September 30, 2008:
Change in unrealized gains or losses
Fixed maturities available for sale	$-	$-	$-	$(221.0)
Other equity investments	-	-	-	.4
Other invested assets	20.6	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	189.8	-
Separate Accounts’ assets	-	(2.4)	-	-
GWBL features’ liabilities	-	41.9	-	-
Total	$20.6	$39.5	$189.8	$(220.6)

First Nine Months of 2008
Still Held at September 30, 2008:
Change in unrealized gains or losses
Fixed maturities
available for sale	$-	$-	$-	$(552.2)
Other equity investments	-	-	-	.4
Other invested assets	35.5	-	-	-
Cash equivalents	-	-	-	-
Segregated securities	-	-	-	-
GMIB reinsurance contracts	-	-	135.0	-
Separate Accounts’ assets	-	(6.9)	-	-
GWBL features’ liability	-	41.9	-	-
Total	$35.5	$35.0	$135.0	$(551.8)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In third quarter and the first nine months of both 2009 and 2008, no assets were measured at fair value on a non-recurring basis.

The carrying values and fair values at September 30, 2009 for financial instruments not otherwise disclosed in Note 3 of Notes to Consolidated Financial Statements are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	Carrying
	Value	Fair Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$3,606.6	$3,538.5
Other limited partnership interests	1,241.7	1,241.7
Policyholders liabilities:
Investment contracts	2,818.4	2,825.8
Long-term debt	199.9	227.3

Closed Block:
Mortgage loans on real estate	1,072.3	1,052.9
Other equity investments	1.6	1.6
SCNILC liability	7.9	7.9

Wind-up Annuities:
Mortgage loans on real estate	151.1	153.7
Other equity investments	1.3	1.3
Guaranteed interest contracts	5.6	6.3

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

The fair values for single premium deferred annuities, included in policyholders’ account balances, are estimated as the discounted value of projected cash flows. Expected cash flows values are discounted back to the present at the current market rates.

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

Generally, the Company’s funding policy to its qualified pension plans (other than those of AllianceBernstein) is to make annual aggregate contributions of approximately $30.0 million unless the minimum contributions required by ERISA are greater.  AllianceBernstein’s policy is to satisfy its funding obligation to its qualified retirement plan each year in an amount not less than the minimum required by ERISA and not greater than the maximum it can deduct for Federal income tax purposes.

In the first nine months of 2009, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were $12.8 million and $19.0 million.  AllianceBernstein and the Company do not plan on making  any additional contributions this year.

Components of net periodic pension expense for the qualified plans follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Millions)

Service cost	$8.0	$11.3	$28.7	$31.2
Interest cost on projected benefit
obligation	34.2	33.7	102.1	100.6
Expected return on assets	(29.8)	(48.3)	(94.0)	(146.2)
Net amortization	24.6	13.8	71.3	32.4
Net Periodic Pension Expense	$37.0	$10.5	$108.1	$18.0

9)	SHARE-BASED COMPENSATION PROGRAMS

For the third quarter and first nine months of 2009 and 2008, respectively, the Company recognized compensation costs of $15.3 million, $40.5 million, $11.1 million and $32.1 million for share-based payment arrangements.

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

On March 20, 2009, approximately 1.7 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 10.00 euros.  Approximately 1.4 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.3 million have a four-year cliff vesting term.  In addition, approximately 0.2 million of the total options awarded on March 20, 2009 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 20, 2009 and March 20, 2013.  All of the options granted on March 20, 2009 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $2.57 using a Monte-Carlo simulation approach to model the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 57.5%, a weighted average expected term of 5.5 years, an expected dividend yield of 10.69% and a risk-free interest rate of 2.74%.  The total fair value of this award, net of expected forfeitures, of approximately $3.7 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In the third quarter and first nine months of 2009, the expense associated with the March 20, 2009 grant of options was approximately $0.2 million and $1.7 million, respectively.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Management Board awarded approximately 1.3 million unearned performance units to employees of AXA Financial’s subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2009 plan cliff-vest on the second anniversary of their award date.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2009 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2011.  In the third quarter and first nine months of 2009, the expense associated with the March 20, 2009 grant of performance units was approximately $1.5 million and $5.8 million, respectively.

During the reservation period from September 1, 2009 through September 16, 2009 and the November 2, 2009 through November 13, 2009 period (the “Retraction/Subscription Period”), eligible employees of participating AXA Financial subsidiaries were offered the opportunity to reserve a subscription to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2009.  The U.S. dollar purchase price of $22.06 per share was determined by applying the U.S. dollar/Euro forward exchange rate on October 28, 2009 to the discounted formula subscription price in Euros.  Reserved subscriptions not cancelled during the Retraction/Subscription Period become binding and irrevocable at November 13, 2009.

10)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2009 and September 30, 2008 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  In addition, the tax benefit for the period ended September 30, 2009 reflected an additional benefit in the amount of $13.2 million for the release in second quarter of tax audit reserves held by the Investment Management segment.

At September 30, 2009, unrecognized tax benefits increased by $21.6 million from $506.6 million at December 31, 2008 to $528.2 million.  The net increase was attributable to unrecognized tax benefits related to the filing of the 2008 Federal income tax return partially offset by the release of tax audit reserves related to the completion of various state and city tax audits and developments in the Federal tax law.  Of the total $528.2 million of unrecognized tax benefits held at September 30, 2009, $427.9 would affect the effective tax rate and $100.3 million are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2008, except as described below:

In Wiggenhorn, in April 2009, plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States.  In October 2009, the Supreme Court of the United States declined to grant plaintiffs petition for writ of certiorari.

In the Meola consolidated wage and hour litigation, in May 2009, the Court granted preliminary approval of the settlement and the settlement proceeds were turned over to the Class Administrator.  In June 2009, notices were sent out to class members.  In September 2009, the Court granted final approval of the settlement.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Millions)

Segment revenues:
Insurance	$874.1	$2,552.0	$(156.9)	$6,669.4
Investment Management (1)	823.3	847.8	2,155.1	2,956.9
Consolidation/elimination	(12.3)	(22.1)	(26.6)	(64.7)
Total Revenues	$1,685.1	$3,377.7	$1,971.6	$9,561.6

Segment (loss) earnings from
continuing operations before income
taxes:
Insurance	$(296.0)	$65.9	$(3,027.5)	$1,465.7
Investment Management	230.2	251.6	388.7	860.0
Consolidation/elimination	(2.6)	(2.5)	(2.0)	(3.0)
Total (Loss) Earnings from Continuing
Operations before Income Taxes	$(68.4)	$315.0	$(2,640.8)	$2,322.7

(1)	Net of interest expense incurred on securities borrowed.

	September 30,	December 31,
	2009	2008
	(In Millions)
Segment assets:
Insurance	$136,714.8	$123,757.3
Investment Management	11,367.7	12,520.2
Consolidation/elimination	(50.3)	(11.2)
Total Assets	$148,032.2	$136,266.3

13)	RELATED PARTY TRANSACTIONS

On June 17, 2009, AXA Equitable’s continuing operations and its discontinued Wind-up Annuities business sold a jointly owned real estate property valued at $1.10 billion to a non-insurance subsidiary of AXA Financial in exchange for $700.0 million in cash and $400.0 million in 8% ten year term mortgage notes on the property ($250.0 million reported in Loans to affiliates for continuing operations and Wind-up Annuities’ $150.0 million share in Other Assets in the consolidated balance sheets).  The $438.9 million after-tax excess of the property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $22.7 million, $67.8 million, $17.6 million and $58.2 million, respectively, for the third quarter and first nine months of 2009 and of 2008.

AXA Equitable paid $135.4 million, $471.5 million, $203.0 million and $571.7 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2009 and of 2008.  AXA Equitable charged AXA Distribution’s subsidiaries $96.8 million, $298.1 million, $74.0 million and $248.9 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2009 and of 2008, pursuant to the Agreements for Services.

14)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Millions)

Net earnings (loss)	$3.0	$223.7	$(1,557.7)	$1,651.2

Other comprehensive income (loss),
net of income taxes
Change in unrealized (losses) gains,
net of reclassification adjustment	770.3	(743.8)	1,347.0	(1,263.7)
Changes in defined benefit plan
related items, net of
reclassification adjustment	(37.6)	5.8	(58.7)	17.8

Total other comprehensive income (loss),
net of income taxes	732.7	(738.0)	1,288.3	(1,245.9)
Comprehensive income (loss)	735.7	(514.3)	(269.4)	405.3
Comprehensive income attributable
to noncontrolling interest	(180.1)	(100.7)	(309.4)	(412.0)
Comprehensive Income (Loss)
Attributable to AXA Equitable	$555.6	$(615.0)	$(578.8)	$(6.7)

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and the “Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) and Part II, Item 1A in this Form 10-Q.

INTRODUCTION

During the third quarter 2009, equity markets continued to improve from the lows experienced during first quarter 2009. At the end of third quarter 2009, U.S. Treasury interest rate yields, especially on longer maturities, remained above year-end 2008 interest rate yields.  Volatility for both equity markets and interest rates continued to subside during third quarter 2009, and were considerably below the high levels experienced during the fourth quarter 2008.  Market volatility, equity market performance and interest rate levels all impact the Company’s business and consolidated results of operations.

For information on measures management has taken to mitigate the effects of equity market performance, interest rates and market volatility, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

GENERAL

In recent years, variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) have been the predominant products issued by AXA Equitable.  These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results.  Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates.  These programs generally include, among others, the following:

•
GMIB reinsurance contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital markets and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.  Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly.  This was the case during the first nine months of 2009 as the significant increase in long-term interest rates caused a decline in the fair value of the reinsurance contracts, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

•
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that, as in the case with the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which contributes to earnings volatility.  This was the case during the first nine months of 2009, as significant increases in equity markets and long-term interest rates caused a decline in the fair value of derivatives used in these hedging programs, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

For the first nine months of 2009, the decrease in consolidated net earnings and earnings from continuing operations were largely due to the increases in equity markets and long-term interest rates which resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves.  Conversely, during fiscal year 2008, the decline in the equity markets and interest rates resulted in increases to the fair value of the GMIB reinsurance contracts and hedging program derivatives, which significantly exceeded the change in the gross reserves, significantly contributing to the earnings for full year 2008.  The table below shows, for the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008, the impact on (Loss) earnings from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2009	2008	2008
	(In Millions)

Decrease (increase) in GMDB, GMIB and GWBL
reserves, net of related GMDB reinsurance (1)	$405.0	$(227.4)	$(2,606.0)
(Decrease) increase in fair value of
GMIB reinsurance contracts (2)	(2,039.8)	389.0	1,566.8
(Losses) gains on free-standing derivatives (3)	(2,493.8)	1,458.9	7,302.1
Total	$(4,128.6)	$1,620.5	$6,262.9

(1)	Reported in Policyholders’ benefits in the consolidated statement of earnings
(2)	Reported in (Decrease) increase in fair value of reinsurance contracts in the consolidated statement of earnings
(3)	Reported in Net investment (loss) income in the consolidated statement of earnings

The consolidated and segment results of operations narratives that follow discuss the results for the first nine months of 2009 compared to the corresponding 2008 period’s results.

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net loss attributable to the Company totaled $1.80 billion for the first nine months of 2009, a difference of $3.01 billion from the $1.21 billion in net earnings attributable to AXA Equitable reported for the first nine months of 2008.

Net earnings attributable to the noncontrolling interest was $241.6 million in the first nine months of 2009 as compared to $436.6 million in the 2008 period; the decrease was principally due to lower AllianceBernstein earnings.

A total enterprise net loss of $1.56 billion was reported in the first nine months of 2009, a decrease of $3.19 billion from the $1.63 billion of net earnings reported for the first nine months of 2008.  The Insurance segment’s reported a net loss of $1.87 billion, a decrease of $2.89 billion from $1.02 million in net earnings in the 2008 period while the Investment Management segment’s $316.9 million in net earnings was $321.6 million lower than the $638.5 million on net earnings in the first nine months of 2008.  The Insurance segment’s net earnings in the first half of 2008 included $68.8 million related to the positive earnings impact of the January 1, 2008 adoption of new accounting guidance related to fair value measurements and disclosure on the GMIB reinsurance asset (net of respective increases of $104.7 million and $37.1 million in DAC amortization and income tax expense).

During the first nine months of 2009, the discontinued Wind-up Annuities business produced post-tax losses of $8.3 million; in the corresponding 2008 period, Wind-Up Annuities’ net earnings/loss was zero.  Pre-tax earnings of $19.0 million ($12.4 million post-tax) and $24.6 million ($16.0 million post-tax) related to equity real estate held for sale reported in the first nine months of 2009 and of 2008, respectively, and pre-tax gains of $9.6 million ($6.3 million post-tax) in the first nine months of 2008 were reported as discontinued operations.

The income tax benefit in the first nine months of 2009 was $1.08 billion as compared to the income tax expense of $693.8 million in the first nine months of 2008.  The change was primarily due to the change in pre-tax results from earnings in the 2008 period to losses in the current period.  Included in the 2009 tax benefit was $13.2 million of tax benefit related to the release of tax audit reserves held by the Investment Management segment.  The income taxes for the first nine months of 2009 were determined using an estimated annual effective tax rate.  The tax benefit for the first nine months of 2009 was greater than the expected tax benefit primarily due to non-taxable investment income and the Separate Account dividends received deduction.

Loss from continuing operations before income taxes was $2.64 billion for the first nine months of 2009, a decrease of $4.96 billion as compared to the $2.32 billion in pre-tax earnings reported for the year earlier period.  There was a $4.49 billion decrease in pre-tax earnings from the Insurance segment’s continuing operations to a pre-tax loss of $3.03 billion as well as a $471.3 million decrease for the Investment Management segment to $388.7 million.  The pre-tax loss in the Insurance segment in the first nine months of 2009 was primarily due to net investment losses on derivative instruments as compared to net income in the comparable 2008 period, the decline in the fair value of the reinsurance contract as compared to an increase in fair value in the 2008 period and lower commissions, fees and other income partially offset by lower policyholders’ benefits, lower DAC amortization and lower commissions as well as investment gains, net in the first nine months of 2009 as compare investment losses, net in the 2008 period.  The Investment Management segment’s decrease in pre-tax earnings in the first nine months of 2009 was principally due to lower investment advisory and services fees and distribution revenues partially offset by lower compensation and benefits and higher investment gains at AllianceBernstein in the 2009 period.

Revenues.  In the first nine months of 2009, revenues decreased $7.59 billion to $1.97 billion as compared to $9.56 billion in the year earlier period.  The Insurance segment’s revenue decline of $6.83 billion to $(156.9) million was primarily due to net investment losses caused by declines in the fair values of derivative instruments in the first nine months of 2009 as compared to increases in fair value in the related 2008 period, a decrease in the fair value of the reinsurance contracts as compared to an increase in the 2008 period and lower commission, fees and other income partially offset by investment gains in the first nine months of 2009 as compared to losses in the comparable 2008 period.  The decrease of $801.8 million to $2.16 billion for the Investment Management segment in the first nine months of 2009 resulted principally from lower investment advisory and services fees and lower distribution revenues at AllianceBernstein, partially offset by mark-to-market gains in its trading portfolio in the 2009 period rather than losses as in the first nine months of 2008.

In the first nine months of 2009, premiums totaled $315.5 million, a decrease of $278.2 million from the $593.7 million reported in the prior year’s period.  The decrease was primarily due to the $270.5 million of premiums ceded to AXA Bermuda in the 2009 period related to the fourth quarter 2008 reinsurance of the GMDB/GMIB riders’ related liabilities by the Company with AXA Bermuda.

Policy fee income totaled $2.16 billion in the first nine months of 2009, $67.6 million lower than in the first nine months of 2008. This decrease resulted from lower fees earned on lower average Separate Account balances due primarily to market depreciation during 2008, partially offset by higher life insurance charges and higher GMDB/GMIB fees.

In the first nine months of 2009, net investment losses totaled $963.3 million, a decline of $3.89 billion from the $2.93 billion of net investment income in the first nine months of 2008.  The $4.18 billion decline for the Insurance segment was primarily due to a $2.49 billion decrease in the fair value of derivative instruments in the first nine months of 2009 as compared to an increase of $1.46 billion in the first nine months of 2008.  Further respective decreases of $164.0 million, $74.0 million, $17.4 million and $5.7 million related to income from equity limited partnership, fixed maturities, mortgage loans and short-term investments.  These declines were partially offset by the $18.9 million increase related to trading account securities and $6.5 million in earnings as compared to $27.5 million in investment losses on Separate Account surplus.  The $283.0 million increase for the Investment Management segment in the 2009 period was primarily due to mark-to-market gains on trading account securities of $130.7 million as compared to $187.1 million of mark-to-market losses in the first nine months of 2008 on investments related to deferred compensation plan obligations at AllianceBernstein partially offset by lower interest income and dividends.  AllianceBernstein expects that, for 2009 and future years, all deferred awards will be in the form of restricted AllianceBernstein Holding units.  As a result, the amount of deferred compensation related investments on which it recognizes mark-to-market gains and losses will decline as the corresponding awards previously made vest and are paid.

Investment gains, net of $60.1 million were reported in the first nine months of 2009, as compared to investment losses, net of $252.7 million in the prior year’s comparable period primarily due to investment gains as compared to losses in the Insurance segment and higher gains in the Investment Management segment.  Net OTTI gains in the Insurance segment were $15.0 million in the 2009 period as compared to losses of $278.7 million in the first nine months of 2008. The 2009 net OTTI losses were primarily due to writedowns of $138.3 million on the Insurance Group’s fixed maturities portfolio including certain CMBS securities ($8.6 million).  The 2008 net OTTI losses included writedowns on Lehman Brothers Holdings Inc. and Washington Mutual, Inc. debt of $133.7 million and $35.6 million respectively. There were $153.3 million of other investment gains for the Insurance segment in the first nine months of 2009 as compared to $18.0 million of other investment losses in the first nine months of 2008 primarily due to $152.8 million of gains from the sale of fixed maturities, as compared to $17.8 million of investment losses in the year earlier period.  The Investment Management segment’s $19.1 million increase resulted from higher gains on sales of investments.

Commissions, fees and other income decreased $1.24 billion to $2.44 billion in the first nine months of 2009 with decreases of $1.10 billion and $169.2 million in the Investment Management and Insurance segments, respectively.  The Investment Management segment’s decrease was principally due to the $947.9 million, $117.5 million and $27.8 million respective decreases in investment advisory and services fees, distribution revenues and institutional research services revenues at AllianceBernstein in the first nine months of 2009 as compared to the first nine months of 2008.  The decrease to $1.38 million in investment advisory and services fees was primarily due to a 29.2% decrease in average assets under management (“AUM”) and the impact of a shift in product mix toward fixed income and domestic equity services, which generally have lower fees, partially offset by slightly higher performance-based fees ($13.4 million and $12.0 million in the 2009 and 2008 periods, respectively).  The decline in distribution revenues to $196.4 million was principally due to lower average mutual fund AUM.  The decrease to $325.8 million in institutional research services revenues related to lower levels of client trading activity and lower security valuations in European markets partially offset by market share gains.  The Insurance segment’s decrease to $500.4 million in the first nine months of 2009 was due to a $168.9 million decline in gross investment management and distribution fees received from EQAT and VIP Trust due to a lower asset base.

In the first nine months of 2009, there was a $2.04 billion decrease in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to the $389.0 million increase in their fair value in the first nine months of 2008; both periods’ changes reflected market fluctuations.  The 2008 period’s increase principally reflected the January 1, 2008 increase of $210.6 million related to the fair value adjustment of the GMIB reinsurance contracts upon the adoption of new guidance on fair value measurements and disclosure.

Benefits and Other Deductions.  In the first nine months of 2009, total benefits and other deductions decreased $2.63 billion to $4.61 billion principally due to the Insurance segment’s reported decrease of $2.33 billion primarily as a result of lower DAC amortization, the decline in policyholders’ benefits and lower commissions in the first nine months of 2009 supplemented by the $330.5 million decline in the Investment Management segment.

In the first nine months of 2009, policyholders’ benefits totaled $988.7 million, a decrease of $683.7 million from the $1.67 billion reported for the first nine months of 2008.  The decrease was principally due to the $578.3 million decrease in reserves during the first nine months of 2009 as compared to the $180.5 million increase in the 2008 period partially offset by a $19.6 million increase death claims.

Total compensation and benefits decreased $183.4 million to $1.43 billion in the first nine months of 2009 due to the decrease of $198.5 million for the Investment Management segment.  The Investment Management segment decrease in the first nine months of 2009 to $1.01 billion resulted from: a $84.4 million decrease in base compensation, fringe benefits and other employment costs due primarily to workforce reductions and lower recruitment costs, partially offset by higher severance costs; a $30.7 million decrease in incentive compensation at AllianceBernstein due to lower headcount, lower estimated year-end cash incentive payments partially offset by higher deferred compensation expense; and $25.0 million lower commission expense reflecting lower sales volume across all three distribution channels.  Compensation and benefits for the Insurance segment increased $15.0 million to $416.9 million during the first nine months of 2009 as higher pension plan expenses resulting the market driven depreciation in the fair value of plan assets in 2008 and lower expected returns on plan assets were offset by decreases in salaries and share-based compensation.

For the first nine months of 2009, commissions in the Insurance segment totaled $766.3 million, a decrease of $340.5 million when compared to $1.11 billion from the first nine months of 2008 principally due to lower sales of interest-sensitive life insurance and variable annuity products.

There was an $81.5 million decline in distribution plan payments in the Investment Management segment, from $227.9 million in the first nine months of 2008 to $146.4 million in the first nine months of 2009.  The decrease resulted from lower average Retail Services’ AUM at AllianceBernstein.

Interest expense rose $43.8 million to $80.7 million in the 2009 period, as compared to the $36.9 million in the first nine months of 2008 with the Insurance segment’s $53.5 million increase being partially offset by the Investment Management segment’s $9.7 million decline.  The increase to $79.8 million for the Insurance segment related to interest on the surplus notes issued by AXA Equitable in fourth quarter 2008 partially offset by the absence of interest on its short-term promissory note, repaid in second quarter 2008.  The Investment Management segment’s decrease was the result of significantly lower interest rates and lower borrowing levels in the first nine months of 2009 as compared to the first nine months of 2008 at AllianceBernstein.

DAC amortization was a negative $65.7 million in the first nine months of 2009, a decline of $1.78 billion from the $1.71 billion charge reported in the corresponding 2008 period.  In the first nine months of 2009, the level of amortization for the DAC associated with the Accumulator® products was negative due to reactivity to negative gross profits in the first nine months of 2009 and lower projected future costs of hedging of the GMIB feature of the Accumulator® products as higher interest rates have reduced the projected hedge levels.  Due primarily to the significant decline in Separate Accounts balances during 2008, future estimated gross profits for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity markets and interest rate fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products. [In second quarter 2009, the surrender assumption for the variable life products was updated to reflect emerging deterioration in persistency, which resulted in an increase in amortization, which partially offset the negative DAC amortization associated with the Accumulator® products.]  In the first nine months of 2008, DAC amortization reflected reactivity to material increases in the fair value of the derivative instruments associated with the GMDB/GMIB hedging program and the increase in the fair value of the GMIB reinsurance contracts including the DAC impact of the January 1, 2008 increase in the fair value related to the implementation of new guidance on fair value measurement.  This was offset by the $66.7 million reduction in DAC amortization due to DAC unlocking, principally related to the recognition of higher estimated future margins associated with GMDB/GMIB hedging programs, higher expected fees related to variable life and annuity contracts, and expectations of life mortality improvements.

For universal life insurance products and investment-type products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  If, at any point in time, estimated gross profits are expected to be negative during the contract life, thereafter, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC amortization.  The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% ((2.3%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of September 30, 2009, current projections of future average gross market returns assume a 0% annualized return for the next five quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% thereafter.

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

DAC capitalization totaled $735.4 million, a decrease of $346.2 million from the $1.08 billion reported in the first nine months of 2008, primarily due to lower sales of interest-sensitive life insurance and variable annuity products.

Other operating costs and expenses increased $87.2 million on a consolidated basis were basically.  The increase of $74.6 million in the Insurance segment was principally due to $230.1 million in amortization in the first nine months of 2009 of the reinsurance cost recorded in the fourth quarter 2008 related to the reinsurance transaction with AXA Bermuda, offset by lower sub-advisory fees at EQAT and VIP Trust due to lower average asset balances and lower travel expenses.  The $24.4 million decline to $403.2 million reported in the Investment Management segment in the first nine months of 2009 primarily resulted from lower travel and entertainment expenses and lower professional fees, partially offset by the absence of an insurance reimbursement of $35.3 million received in third quarter 2008, at AllianceBernstein.

Premiums and Deposits.  The market for annuity and life insurance products of the types issued by the Insurance Group continues to be very dynamic as a result of the recent upheaval in the capital markets.  Among other things:

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

Recent changes to certain features including, e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by the Insurance Group less competitive in the marketplace.  This, in turn, has adversely affected and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to assess its product offerings in light of changing market conditions and other factors, with a view toward appropriately balancing risk management, cost, marketability and other considerations.  As conditions in the marketplace and capital markets continue to evolve, the Insurance Group plans to offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings.

Total premiums and deposits for insurance and annuity products for the first nine months of 2009 were $8.51 billion, a $4.69 billion decrease from $13.20 billion in the first nine months of 2008 while total first year premiums and deposits decreased $4.62 billion to $4.99 billion in the first nine months of 2009 from $9.61 billion in the first nine months of 2008.  The first year annuities premiums and deposits decreased $4.51 billion to $4.71 billion due to the 49.2% decline in variable annuities’ sales (decreases of $3.67 billion to $2.24 billion in the wholesale channel and by $849.7 million to $2.43 billion in the retail channel) due to the difficult economic and market environment and actions taken by management in response thereto.  The $107.2 million decline in first year life insurance premiums and deposits resulted from the $76.0 million lower sales of interest sensitive life insurance products in the wholesale channel and lower sales of variable and interest-sensitive life insurance products of $34.4 million and $5.3 million respectively in the retail channel in the first nine months of 2009.  The decreases were partially offset by $6.6 million higher first year variable life insurance sales in the wholesale channel.

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $1.57 billion from $6.09 billion in the first nine months of 2008 to $4.52 billion for the first nine months of 2009.  There were decreases of $1.59 billion and $4.0 million in individual annuities and variable and interest-sensitive life insurance surrenders and withdrawals to $3.68 billion and $614.0 million, respectively, partially offset by an increase of $19.5 million to $224.1 million for the traditional life product line.  The annualized annuities surrender rate decreased to 6.6% in the first nine months  of 2009 from 7.6% in the first nine months of 2008, while the individual life insurance surrender rate increased to 4.4% in the first nine months  of 2009 from 3.8% in the 2008 period.  The surrender and withdrawal rates described above continue to fall within the range of expected experience and the Insurance Group continues to closely monitor surrender and withdrawal rates.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	September 30,
	2009	2008

Third party	$437,830	$535,653
General Account and other	52,959	48,817
Insurance Group Separate Accounts	81,580	81,133
Total Assets Under Management	$572,369	$665,603

Third party assets under management at September 30, 2009 decreased $97.82 billion from September 30, 2008 primarily due to decreases at AllianceBernstein.  General Account and other assets under management increased $4.14 billion from September 30, 2008.  The Insurance Group Separate Account assets under management were basically unchanged from September 30, 2008.

AllianceBernstein assets under management at the end of the first nine months of 2009 totaled $497.82 billion as compared to $589.56 billion at September 30, 2008 with market depreciation of $11.5 billion and net outflows of $80.2 billion.  The gross outflows of $69.9 billion, $36.6 billion and $17.1 billion in institutional investment, retail and private client channels, respectively, were partially offset by inflows of $17.7 billion, $18.8 billion and $6.9 billion, respectively.  Non-US clients accounted for 56.6% of the June 30, 2009 total.  During third quarter 2009, outflows slowed in all three distribution channels, most notably in the Institutional channel and a majority of AllianceBernstein’s investment services outperformed their benchmarks and/or peer averages.

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

During the first nine months of 2009 and 2008, AXA Equitable paid no cash dividends.

On September 23, 2008, AXA Equitable’s $350.0 million short-term debt, $101.7 million of which is included in Wind-up Annuities discontinued operations, which bore interest at a rate of three-month LIBOR plus 50 basis points was repaid.

In July 2008, AXA Equitable was accepted as a member of the FHLBNY.  At December 31, 2008, the annual recalculation of its capital stock membership requirement (0.2% of its mortgage related assets at year end) resulted in excess holdings of 5,515 shares that were repurchased by FHLBNY for $551.5 thousand on April 3, 2009.

At September 30, 2009, AXA Equitable had no short-term debt, commercial debt or FHLBNY borrowings outstanding.

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

AllianceBernstein.  For the nine months ended September 30, 2008, cash flows included inflows of $13.4 million representing the additional investment by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units; no such investments were made in the related 2009 period.  Outflows related to purchases of AllianceBernstein Holdings units totaled $0.2 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively, which were used to fund deferred compensation plans.  Cash flows in the first nine months of 2009 included $25.0 million and $693.0 million of net proceeds from bank loans.  There was a net reduction in cash flows of $258.7 million and $475.4 million in the respective 2009 and 2008 periods related to net repayments of commercial paper.  Capital expenditures at AllianceBernstein were $43.5 million in the first nine months of 2009 compared to $61.2 million in the comparable 2008 period.  Net purchases of investments in the first nine months of 2009 totaled $6.1 million while net sales of investments totaled $10.6 million in the first nine months of 2008.  Available cash flow for cash distributions from AllianceBernstein totaled $365.5 million and $711.6 million for the first nine months of 2009 and 2008, respectively, while distributions paid were $265.7 million and $835.1 million for the same respective periods.

At September 30, 2009, AllianceBernstein had $27.0 million outstanding under its commercial paper program and $25.0 million outstanding under SCB LLC’s revolving credit facility.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009.

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

Item 1A.
Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2008 Form 10-K except as noted below:

In 2007 and again in 2009, Congress proposed tax legislation that would cause certain publicly-traded partnerships (“PTPs”) to be taxed as corporations, thus subjecting their income to a higher level of income tax.  AllianceBernstein Holding is a PTP that derives its income from asset manager or investment management services through its ownership interest in AllianceBernstein.  However, the legislation, in the form proposed, would not affect AllianceBernstein Holding’s tax status.  In addition, AllianceBernstein continues to receive consistent indications from a number of individuals involved in the legislative process that AllianceBernstein Holding’s tax status is not the focus of the proposed legislation, and that they do not expect to change that approach.  However, AllianceBernstein cannot predict whether, or in what form, the proposed tax legislation will pass, and is unable to determine what effect any new legislation might have on AllianceBernstein.  If AllianceBernstein Holding were to lose its Federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to AllianceBernstein Holding unitholders.

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

Date:	November 9, 2009	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Executive Vice President and
Chief Financial Officer

Date:	November 9, 2009		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer