Form 10-K
period 2009-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2010-03-10
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2009.

As of March 10, 2010, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 are incorporated by reference into Part I hereof.

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

ii

Part I, Item 1.
BUSINESS1

OVERVIEW

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately 2.26 million insurance policies and contracts in force as of December 31, 2009.  AXA Equitable is part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services.  Together with its affiliates, including AllianceBernstein, the Company is a leading asset manager, with total assets under management of approximately $571.28 billion at December 31, 2009, of which approximately $495.50 billion were managed by AllianceBernstein.  AXA Equitable is a wholly owned subsidiary of AXA Financial, which is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.  AXA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files annual reports on Form 20-F.  In January 2010, AXA announced that it intends to voluntarily delist its American Depositary Shares from the New York Stock Exchange and deregister with the U.S. Securities and Exchange Commission.  For additional information regarding AXA, see “Parent Company”.

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

Insurance

AXA Equitable offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products, asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $336.3 million of total revenues, after intersegment eliminations, for the year ended December 31, 2009.

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

1 As used in this Form 10-K, the term “AXA Equitable” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the “Company” refers to AXA Equitable and its consolidated subsidiaries.  The term “AXA Distributors” refers to AXA Distributors, LLC and its subsidiaries, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, and “AXA Network” refers to AXA Network, LLC, a Delaware limited liability company and its subsidiaries.  The term “AllianceBernstein” refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries.  The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable's Separate Accounts on which AXA Equitable bears the investment risk.  The term “Separate Accounts” refers to the Separate Account investment assets of AXA Equitable excluding the assets held in those Separate Accounts on which AXA Equitable bears the investment risk.  The term “General Account Investment Assets” refers to assets held in the General Account associated with AXA Equitable’s continuing operations (which includes the Closed Block described below) and does not include assets held in the General Account associated primarily with AXA Equitable’s Wind-up Annuity line of business (“Wind-up Annuities”).

1-1

For additional information on this segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations By Segment – Insurance,” and “Employees,” “Competition” and “Regulation”.

Products

Insurance Product Offerings.  In the aftermath of the global financial crisis and the continuing difficult conditions in the economy, the market for annuity and life insurance products of the types issued by AXA Equitable continues to be very dynamic.  Among other things, the features and pricing of various insurance products continue to change rapidly, various insurance companies, including AXA Equitable, have eliminated and/or limited the sales of certain annuity and life insurance products and/or features, and overall industry sales of variable annuity and life insurance products declined in 2009.  Changes to certain of AXA Equitable’s insurance product features including, e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by AXA Equitable less competitive in the marketplace.  This, in turn, adversely affected sales in 2009 and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products.

AXA Equitable continues to review and develop its product offerings in light of changing market conditions and other factors, with a view towards increasing the diversification in its product portfolio, increasing distribution management capability, and enhancing the management of its in-force business, with the objective of driving profitable growth while managing risk.  For example, in 2009, AXA Equitable launched Retirement Cornerstone(SM), an innovative variable annuity that offers two platforms, one of which offers guaranteed lifetime income based on a floating rate design and the other of which offers a wide array of investment options with traditional annuitization benefits based solely on non-guaranteed account performance.

As conditions in the insurance products marketplace, capital markets and economy continue to evolve, AXA Equitable expects to offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its current product offerings.

Variable Annuities and Variable Life Insurance.  AXA Equitable is among the country’s leading issuers of variable annuity and variable life insurance products.  Variable annuity and variable life insurance products offer purchasers the opportunity to invest some or all of their account values in various Separate Account investment options.  The growth of Separate Account assets under management remains a strategic objective of the Company, which seeks to increase fee-based revenues derived from managing funds for its clients.

Variable annuity products continue to account for a substantial portion of AXA Equitable’s sales, with 70.8% of AXA Equitable’s total premiums and deposits in 2009 attributable to variable annuities.  Variable annuity products offered by AXA Equitable principally include deferred variable annuities sold in the individual (non-qualified) markets, as individual retirement annuities, in public school systems as tax sheltered annuities and as group annuities in the employer-sponsored retirement plan markets.  A significant portion of the variable annuities sold by AXA Equitable offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee.  Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit (“GMDB”) and/or guaranteed minimum living benefits.  Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”), although AXA Equitable also offers guaranteed minimum accumulation benefits and guaranteed withdrawal benefits for life (“GWBL”).  For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Variable life insurance products accounted for 9.5% of AXA Equitable’s total premiums and deposits in 2009.  Variable life insurance products offered by AXA Equitable include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance (“COLI”) market.

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options.  Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $22.46 billion to $84.02 billion at December 31, 2009.  Of the 2009 year-end amount, approximately $42.34 billion was invested through EQ Advisors Trust (“EQAT”) and approximately $37.29 billion was invested through AXA Premier VIP Trust (“VIP Trust”).  EQAT and VIP Trust are mutual funds for which AXA Equitable serves as investment manager (and in certain instances provides day to day portfolio management services as the investment adviser) and

1-2

administrator.  The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity contractholders a choice of single or multi-advised equity, bond and money market investment portfolios, a family of eight “hybrid” portfolios whose assets are allocated among multiple subadvisers and seven asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust and a new series of twelve portfolios, the AXA Tactical Manager Portfolios, whose assets are allocated among multiple subadvisers and employ an investment strategy that seeks to reduce equity exposure when the volatility index has increased to levels that are meaningfully higher than long-term historic averages.  VIP Trust is a mutual fund offering variable life and annuity contractholders a choice of multi-advised equity and bond investment portfolios, as well as nine asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.

Day-to-day portfolio management services for each investment portfolio offered pursuant to EQAT and VIP are provided, on a subadvisory basis, by various affiliated and unaffiliated investment subadvisers.  As of December 31, 2009, AXA Equitable served as the investment adviser to twenty-seven portfolios (or an allocated portion of a portfolio) representing approximately 16.9% of the total assets in EQAT portfolios and nine portfolios representing approximately 68.7% of the total assets of the VIP Trust portfolios.  As of December 31, 2009, AllianceBernstein and AXA Rosenberg Investment Management (“AXA Rosenberg”), each an AXA affiliate, provided investment advisory services to portfolios representing approximately 24.9% of the total assets in EQAT portfolios and approximately 5.6% of the total assets in the VIP Trust portfolios, and unaffiliated investment subadvisers provided investment advisory services in respect of the balance of the assets in the respective EQAT and VIP Trust portfolios.

Fixed Annuities and Traditional and Interest Sensitive Life Insurance.  In addition to variable annuity and variable life insurance products, AXA Equitable issues or has issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities.  Fixed annuity products have not been a significant product for AXA Equitable in recent years, accounting for 0.8% of  total premium and deposits in 2009.

AXA Equitable also issues an array of traditional and interest-sensitive life insurance products, including universal life, whole life and term life insurance.  Traditional and interest-sensitive life insurance products accounted for 13.8% of AXA Equitable’s total premium and deposits in 2009 and continue to represent a significant product line for AXA Equitable.

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

1-3

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

Wholesale Distribution.  AXA Equitable also distributes its annuity and life insurance products on a wholesale basis through AXA Distributors.  AXA Distributors distributes AXA Equitable’s annuity products through third-party national and regional securities firms, independent financial planners, other broker-dealers and banks.  AXA Distributors, through its AXA Partners division, also distributes AXA Equitable’s life insurance products on a wholesale basis principally through brokerage general agencies.

Annuities and life insurance distributed by AXA Distributors accounted for 31.7% and 48.4% of AXA Equitable’s total annuity and life insurance premiums and deposits in 2009 and 2008, respectively.  Annuities distributed by AXA Distributors accounted for 42.1% and 60.8% of AXA Equitable’s total first year annuity premiums and deposits in 2009 and 2008, respectively, and 26.5% and 45.3% of AXA Equitable’s total annuity premiums and deposits in 2009 and 2008, respectively.  Life insurance products distributed by the AXA Partners division of AXA Distributors accounted for 37.7% and 40.9% of AXA Equitable’s total first year life insurance premiums and deposits in 2009 and 2008, respectively, and 19.3% and 15.9% of AXA Equitable’s total life insurance premiums and deposits in 2009 and 2008, respectively.  For additional information on premiums and deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits”.

Reinsurance and Hedging

AXA Equitable has in place reinsurance and hedging programs to reduce its exposure to mortality, equity market declines, interest rate fluctuations and certain other product features.

In 2009, AXA Equitable generally retained up to a maximum of $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies.  For amounts issued in excess of those limits, AXA Equitable typically obtained reinsurance from unaffiliated third parties.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by AXA Equitable in exchange for an agreed-upon premium.

AXA Equitable also reinsures to non-affiliated reinsurers a portion of its exposure on variable annuity products that offer a GMIB and/or GMDB feature.  At December 31, 2009, AXA Equitable had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 45.2% of its net amount at risk resulting from the GMIB feature and approximately 6.1% of its net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2009.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.  AXA Equitable evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.  AXA Equitable is not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.38% of the total policy reserves of AXA Equitable (including Separate Accounts).

In addition to non-affiliated reinsurance, in 2008, AXA Equitable ceded to AXA Financial (Bermuda) Ltd. (“AXA Bermuda”) a 100% quota share of all liabilities for variable annuity GMDB and GMIB riders issued on or after January 1, 2006 and in force on September 30, 2008.  For AXA Equitable, the GMDB/GMIB reinsurance transaction allowed for a more efficient use of its capital.  AXA Bermuda, a captive life reinsurance company established by AXA Financial in 2003, also reinsures level premium term insurance and lapse protection riders under universal life insurance policies issued by AXA Equitable and USFL.  For additional information on AXA Bermuda, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Supplementary Information – Reinsurance” and Note 11 of Notes to Consolidated Financial Statements.

1-4

AXA Equitable has adopted certain hedging programs that are designed to mitigate the exposure to movements in the equity markets and interest rates on, among other things, GMIB, GMDB and GWBL liabilities that have not been reinsured for contracts issued after January 1, 2001.  The operation of these hedging programs are based on models involving numerous estimates and assumptions, including among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility, interest rates and correlation among various market movements.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility which could adversely impact consolidated results of operations and financial condition.

For additional information about reinsurance and hedging strategies implemented by AXA Equitable, see “Item 1A - Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Reinsurance Assumed.  AXA Equitable also acts as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers.  Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although, in practice, AXA Equitable is currently using lower internal retention limits for life reinsurance assumed.  AXA Equitable has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  AXA Equitable generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time.  AXA Equitable audits or otherwise reviews the records of many of these reinsurance pools and arrangements as part of its ongoing efforts to manage its claims risk.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of AXA Equitable by asset category at December 31, 2009:

AXA Equitable
General Account Investment Assets
Net Amortized Cost (1)
(Dollars in Millions)

	Amount	% of Total

Fixed maturities	$28,320.5	73.6%
Mortgages	3,953.0	10.3
Equity real estate	98.8	.3
Other equity investments	1,168.8	3.0
Policy loans	3,881.9	10.1
Cash and short-term investments (2)	1,044.9	2.7
Total	$38,467.9	100.0%

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

1-5

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

Investment Management

General.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein.  AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and its affiliated joint venture companies, sub-advisory services to mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles, and (d) to institutional investors, AllianceBernstein offers research, portfolio strategy and brokerage-related services, and to issuers of publicly-traded securities, AllianceBernstein offers equity capital markets services.

AllianceBernstein’s portfolio managers oversee a number of different types of investment services within various vehicles and strategies.  AllianceBernstein’s services include:  (a) value equities, generally targeting stocks that are out of favor and considered undervalued; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including taxable and tax-exempt securities; (d) blend strategies, combining style-pure investment components with systematic rebalancing; (e) passive management, including both index and enhanced index strategies; (f) alternative investments, such as hedge funds, currency management strategies, venture capital and, beginning in 2010, direct real estate investing, and (g) asset allocation services, by which AllianceBernstein offers blend strategies specifically-tailored for its clients (e.g., customized target date fund retirement services for defined contribution sponsors).

The Investment Management segment in 2009 accounted for approximately $2.94 billion of total revenues, after intersegment eliminations.  As of December 31, 2009, AllianceBernstein had approximately $495.50 billion in assets under management including approximately $300.00 billion from institutional clients, approximately $120.70 billion from retail clients and approximately $74.80 billion from private clients.  As of December 31, 2009, assets of AXA, AXA Financial and AXA Equitable, including investments in EQAT and VIP Trust, represented approximately 22.0% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 4.0% of AllianceBernstein’s total revenues.  The Investment Management segment continues to provide asset management services to AXA Equitable.

Interest in AllianceBernstein.  In October 2000, AllianceBernstein acquired SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”).  In connection with this acquisition (the “Bernstein Acquisition”), Bernstein and SCB Partners Inc. (“SCB Partners”) were granted the right to sell limited partnership interests in AllianceBernstein (“AllianceBernstein Units”) to AXA Financial or an entity designated by AXA Financial (the “AllianceBernstein Put”).  Following the Bernstein Acquisition, AXA Financial, either directly or indirectly through wholly owned subsidiaries, acquired a total of 30.6 million AllianceBernstein Units for an aggregate purchase price of approximately $1.63 billion through several purchases made pursuant to the AllianceBernstein Put.  In March 2009, AXA Financial Group sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  In 2009, AllianceBernstein awarded 9.8 million restricted AllianceBernstein Holding units in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  AXA Financial Group’s consolidated economic interest in AllianceBernstein as of December 31, 2009 was approximately 44.8%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”), and AllianceBernstein.  As of December 31, 2009, on a stand-alone basis, AXA Equitable’s economic interest in AllianceBernstein was approximately 37.1%.  At December 31, 2009, AXA and its subsidiaries’ beneficial ownership in AllianceBernstein was approximately 62.1%.

1-6

For additional information about AllianceBernstein, including its results of operations, see “Business - Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and Note 1 of Notes to Consolidated Financial Statements and AllianceBernstein L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2010.

EMPLOYEES

As of December 31, 2009, AXA Equitable had approximately 5,139 full-time employees and AllianceBernstein had approximately 4,369 full-time employees.

COMPETITION

Insurance.  There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by AXA Equitable, including insurance, annuity and other investment products and services.  Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  In addition, the trend toward consolidation has been significantly accelerating as a result of the recent economic turmoil.  For additional information regarding competition, see “Item 1A - Risk Factors”.

The principal competitive factors affecting AXA Equitable’s business are its financial strength as evidenced, in part, by its financial and claims-paying ratings; access to capital; access to diversified sources of distribution; size and scale; product quality, range, features/functionality and price; its ability to bring customized products to the market quickly; its ability to explain complicated products and features to its distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of its brands in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.  For additional information of the competitiveness of our products, see “Business – Products”.

As noted above, ratings are an important factor in establishing the competitive position of insurance companies.  As of March 10, 2010, the financial strength or claims-paying rating of AXA Equitable was “AA” from Standard & Poor's Corporation (3rd highest of 21 ratings; with negative outlook), “Aa3” from Moody’s Investors Service (4th highest of 21 ratings; with stable outlook), “A+” from A.M. Best Company, Inc. (2nd highest of 15 ratings; with negative outlook), and “AA-” from Fitch Investors Service, L.P. (4th highest of 21 ratings; with negative outlook).

Investment Management.  The financial services industry is intensely competitive and new entrants are continually attracted to it.  No single or small group of competitors is dominant in the industry.  AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers.  AllianceBernstein’s competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve.  Some of AllianceBernstein’s competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, have substantially greater resources than AllianceBernstein.  These factors may place AllianceBernstein at a competitive disadvantage and AllianceBernstein can give no assurance that its strategies and efforts to maintain and enhance its current client relationships, and create new ones, will be successful.  To grow its business, AllianceBernstein must be able to compete effectively for assets under management.  Key competitive factors include (i) AllianceBernstein’s investment performance for its clients; (ii) AllianceBernstein’s commitment to place the interests of its clients first; (iii) the quality of AllianceBernstein’s research; (iv) AllianceBernstein’s ability to attract, retain and motivate highly skilled, and often highly specialized, personnel; (v) the array of investment products AllianceBernstein offers; (vi) the fees AllianceBernstein charges; (vii) Morningstar/Lipper rankings for the AllianceBernstein Funds; (viii) AllianceBernstein’s operational effectiveness; (ix) AllianceBernstein’s ability to further develop and market its brand; and (x) AllianceBernstein’s global presence.

1-7

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein.  AllianceBernstein’s partnership agreement specifically allows AXA Financial and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein.

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

AXA Equitable is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business.  Such agencies may conduct regular or targeted examinations of the operations and accounts of AXA Equitable, and make requests for particular information from them.  For example, in October 2009, the domestic insurance regulator of AXA Equitable concluded its periodic statutory examination of the books, records and accounts of AXA Equitable for the years 2001 through 2005.  In addition to oversight by state insurance regulators, in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance and securities laws.  AXA Equitable has received and responded to such inquiries from time to time.

Holding Company and Shareholder Dividend Regulation.  Several states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts.  These acts contain certain reporting requirements and restrictions on provision of services and on transactions, such as intercompany service agreements, asset transfers, reinsurance, loans and shareholder dividend payments by insurers.  Depending on their size, such transactions and payments may be subject to prior notice to, or approval by, the insurance department of the applicable state.  In 2009, AXA Equitable did not pay any shareholder dividends.

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

1-8

Certain Separate Accounts of AXA Equitable are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Separate Account interests under certain annuity contracts and insurance policies issued by AXA Equitable are also registered under the Securities Act of 1933, as amended (the “Securities Act”).  EQAT and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act.  Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.

AXA Equitable, AXA Advisors and certain of its affiliates and AllianceBernstein and certain of its affiliates also are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”).  The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business.  These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.  In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

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

Potential Regulatory Initiatives Related to Financial Markets.  As discussed above, the Company’s businesses are subject to extensive laws and regulations that are administered and/or enforced by a number of different governmental authorities and non-governmental self-regulatory bodies.  In light of the recent financial crisis, various legislative proposals have been introduced that would increase the regulation of financial firms of all types and/or overhaul the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance industry by means of an optional or mandatory Federal charter or license.  Some legislative proposals currently being considered could, if enacted, give one or more Federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systemically important.  This authority could include the ability to impose prudential regulation and/or market conduct regulation.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which the insurance business may in the future be subject cannot be predicted, nor can management predict the effect of any such changes on, among other things, the way business is conducted, products are offered or capital is managed.

Federal Tax Initiatives.  Although the Federal government generally does not directly regulate the insurance business, currently, many Federal tax laws affect the business in a variety of ways.  There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may significantly affect AXA Equitable including, among others, the following.

Estate and Related Taxes.  Under Federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping taxes.  Such taxes are repealed for 2010, but are scheduled to return to their 2001 levels thereafter.   Legislative proposals range from retroactively eliminating the one-year repeal, continuing taxes at, above or below the 2009 exemption amounts and rates, to making permanent the 2010 one-year repeal.  Although a continuation of the repeal beyond 2010 seems unlikely, elimination of the estate tax would likely have an adverse impact on life insurance sales since a significant portion of life insurance sales are made in conjunction with estate planning.  Conversely, a continuation or an increase of the estate tax should benefit sales and persistency.

Income, Capital Gains and Dividend Tax Rates.   Federal tax legislation passed in 2001 also reduced income tax rates and tax rates on long-term capital gains and qualifying corporate dividends.  Such changes have lessened the tax appeal of cash value life insurance and annuity products.  Unless extended, these lower rates are set to expire

1-9

after 2010.  The Obama administration has expressed an intention to seek to increase the income tax rates for higher income taxpayers and to reduce income tax rates for middle and lower income taxpayers.  The tax advantages of cash value life insurance and annuity products would favorably increase in the event of higher income and capital gains tax rates but would be reduced by lower tax rates.

Other Proposals.  Recent proposals put forth by the Obama administration include a potentially adverse change to the tax benefits of corporate owned life insurance which could curtail new sales, a plan to reduce barriers to the annuitization of amounts held in certain qualified plans which could benefit annuity sales, and extending the favorable annuitization tax rules to partial annuitizations of non-qualified deferred annuity contracts which could help sales but result in earlier payout elections.  The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle income taxpayers.  For example, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favored savings accounts that would replace many existing qualified plan arrangements.  Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products.  Enactment of these changes or similar alternatives would likely adversely affect new sales and, possibly, funding and persistency of existing cash value life insurance and deferred annuity products.

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract.  Such portfolios would not be taxed-deferred but would be eligible to pass capital gain or loss and dividend treatment to the holders.  Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

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

PARENT COMPANY

AXA, the ultimate parent company of AXA Equitable, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business.  AXA is one of the world’s largest insurance groups, operating primarily in  Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and Latin America.  AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and banking.

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

1-10

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

1-11

Part I, Item 1A.
RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks.  This “Risk Factors” section provides a summary of some of the significant risks that could affect (and, in some cases, in 2008 and 2009, did affect) our business, consolidated results of operations or financial condition.  In the summary that follows, management has attempted to identify the potential consequences that could result from the realization of the risks described.  In this section, the terms “we,” “us” and “our” refer to AXA Equitable.  As noted below, risk factors relating to AllianceBernstein’s business, reported in the Investment Management segment, are specifically incorporated by reference herein.

During or following a period of financial market disruption or prolonged economic downturn, our business could be materially and adversely affected.

In 2008 and 2009, worldwide financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity.  While economic conditions have recently improved, that trend may not continue.  Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak.

If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our consolidated results of operations or financial condition and/or liquidity. Many of the risk factors that follow identify risks that result from, or are exacerbated by, a prolonged economic slowdown or financial disruption.  Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption.  See “Business – Insurance Product Offerings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment”.

Equity market declines and volatility may adversely affect our business and consolidated results of operations and financial condition.

Declines or volatility in equity markets, such as those experienced in 2008 and the first half of 2009, have negatively impacted and may continue to negatively impact the investment returns we and our customers earn in those markets as well as our business and consolidated results of operations and financial condition.  For example, equity market declines and /or volatility may, among other things,:

●	decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account and asset values and, for annuity contracts that provide enhanced guarantee features, increases the amount of our potential obligations related to such enhanced guarantee features and may increase the cost of executing product guarantee related hedges beyond what was anticipated in the pricing of the products being hedged. This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs;

●	negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our statutory capital;

●
may adversely impact the levels of surrenders and withdrawals of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

●	may reduce demand for variable products relative to fixed products;

●	could lead to changes in estimates underlying our calculations of deferred acquisition costs that, in turn, could accelerate our DAC amortization and reduce our current earnings;

1A-1

●	may result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings; and

●	decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs.

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

If interest rates fall and/or remain at low levels, our portfolio earnings will decline over time.  Our ability to pass through the effects of such a decline to contract owners is limited by the minimum interest rates that we guarantee on interest-sensitive annuity and life insurance contracts and other competitive factors.  Currently, we are at or near the minimum interest rate that we guarantee on many of our interest-sensitive life insurance and annuity contracts.  As a result, our spreads on these contracts could continue to deteriorate and possibly become negative, which could have a material adverse effect on our profitability.  Furthermore, such a fall in interest rates could result in additional increases to reserve requirements for those contracts, increase the cost of providing benefits on variable annuities with living and death benefits and on other guaranteed products and increase the cost of our hedging programs.  These consequences could, in turn, impact both our consolidated earnings and, particularly if current conditions persist or worsen, our consolidated financial condition.

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

1A-2

Hedging Programs.  We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates.  The operation of these hedging programs are based on models involving numerous estimates and assumptions, including among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility, interest rates and correlation among various market movements.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility which could adversely impact consolidated results of operations and financial condition.  For example, in late 2008 and early 2009, due to, among other things, extreme levels of volatility in the equity markets, a rapid decline in interest rates on government securities, and underperformance of Separate Account investment options relative to indices used in our hedging programs, gains from our hedging programs did not fully offset the economic effect of the increase in the potential benefits payable under the guarantees offered in certain of our products.  If these circumstances were to reoccur or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses that could have a material adverse impact on our consolidated results of operations and financial condition.  See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements for additional information regarding our hedging program.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for AXA Equitable are prescribed by the applicable state insurance regulators and the National Association of Insurance Commissioners (“NAIC”).  State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.   In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses generated by AXA Equitable (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital AXA Equitable must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units) and changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that AXA Equitable must maintain.  AXA Equitable is primarily regulated by the New York State Insurance Department, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves.  Our financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  There can be no assurance that AXA Equitable will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on its business and consolidated results of operations and financial condition.

Some of our investments are relatively illiquid.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests.  These asset classes represented 27% of the carrying value of our total cash and invested assets as of December 31, 2009.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

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

We depend on third parties that owe us money, securities or other assets to pay or perform under their obligations.  These parties include the issuers whose securities we hold in our investment portfolios, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swap and other derivative contracts, clearing agents, exchanges, clearing houses and other financial intermediaries.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.  Many economists and other forecasters are continuing to predict an increase in defaults on obligations of many types due to the effects of the current economic and market environment.

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

1A-4

A downgrade in the financial strength and claims-paying ratings of our insurance companies could adversely affect our business and consolidated results of operations and financial condition.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  In 2009, as a result of the deterioration in the credit and equity markets, certain rating agencies lowered their outlook on the life insurance sector to negative from stable and have downgraded a growing number of companies.  A downgrade in our insurance companies’ ratings or those of AXA could adversely affect our business and results of operations by reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of the ratings for our insurance companies.

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

Our insurance subsidiaries and related companies, like other life and health insurers, are involved in such litigation and our consolidated results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them.  The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

Our businesses are subject to extensive regulation and supervision by state insurance departments and Federal and state agencies regulating, among other things, insurance and annuities, derivatives, securities transactions, investment companies, investment advisors and anti-money laundering compliance programs.  Federal and state regulators regularly propose new legislation, regulations or amend existing legislation and/or regulations, which may have a significant impact on our business operations or may require significant change to our products or compliance procedures.  Moreover, because the business of insurance is substantially regulated at the state level, we face a competitive disadvantage to the extent that various insurance regulators can and frequently do impose non-uniform requirements and standards.  Among other things, disparate state insurance regulations complicate, delay and increase the costs of designing, selling and administering new products, and also add considerable complexity and cost to compliance programs.

In light of the recent financial crisis, various legislative proposals have been introduced that would increase the regulation of financial firms of all types and/or overhaul the regulatory structure and agencies that oversee the financial services industry.  In this regard, there is increasing support for Federal regulation of the insurance business by means of an optional or mandatory Federal charter or license.  Some legislative proposals currently being considered could, if enacted, give one or more Federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systemically important.  This authority could include the ability to impose prudential regulation and/or market conduct regulation.  The nature and extent of any changes to the regulatory structure and/or laws or regulations to which we may in the future be subject to cannot be predicted, nor can we predict the effect of  any such changes on, among other things, the way we conduct our business, offer our products or manage capital.  To the extent that the amount of state and Federal regulation and/or regulatory activism continues to increase, our costs of compliance will continue to increase.  Such increases in our compliance obligations could materially increase our costs and make our products more difficult to sell and adversely affect our earnings or otherwise materially adversely affect our business.  For additional information, see “Business – Regulation”.

1A-5

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

Currently, special U.S. tax law provisions apply to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  For additional information, see “Business – Regulation – Federal Tax Initiatives”.

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

The trend toward consolidation in the financial services industry has been significantly accelerating as a result of the recent financial crisis, with substantial consolidation particularly between and among banks and other financial services companies.  The effect of this consolidation may be the creation of firms with even stronger competitive positions than previously existed, which may adversely impact our business particularly if the surviving entity is a distributor of ours and, as a result of the consolidation, either elects not to continue to do business with us or requires more favorable terms than we had previously been offering to its predecessor.  For additional information on Competition, see “Business – Competition”.

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

1A-6

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

Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable.  These circumstances have already caused us to modify and/or eliminate certain features of various products, including our variable annuity and universal life products, among others, and could cause further modifications and/or the suspension or cessation of sales of certain products in the future.  Modifications to products that we have made (or make in the future) and may continue to make certain of our products less attractive and/or competitive and have and may continue to adversely impact sales that could negatively impact our ability to retain our sales personnel and maintain our distribution relationships.  This, in turn, may negatively impact our business and consolidated results of operations and financial condition.

Changes in accounting standards could have a material adverse effect on our consolidated results of operations and/or financial condition.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America  that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our consolidated results of operations and/or financial condition.  For information about recent accounting pronouncements, see Note 2 of Notes to Consolidated Financial Statements.

Our disclosure and internal control system cannot guarantee that our public disclosure and consolidated financial statements do not contain errors.

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

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features.  In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes.  If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, consolidated results of operations and financial condition.

1A-7

We could experience significant difficulties with respect to our proprietary technology and information systems as well as those provided by vendors.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements.  These systems are central to, among other things, designing and pricing products, underwriting and reserving decisions, marketing and selling products and services; processing policyholder and investor transactions; client recordkeeping; communicating with retail sales associates, employees and clients and recording information for accounting and management purposes in a secure and timely manner.  The systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks.

We commit significant resources to maintain and enhance our existing information systems that, in some cases, are advanced in age, and to develop and introduce new systems and software applications.  Any significant difficulty associated with the operation of our systems, or any material delay, disruption or inability to develop needed system capabilities could have a material adverse effect on our consolidated results of operations and, ultimately, our ability to achieve our strategic goals.   We are unable to predict with certainty all of the material adverse effects that could result from our failure, or the failure of an outside vendor, to address these problems.  The material adverse effects could include the inability to perform or prolonged delays in performing critical business operational functions or failure to comply with regulatory requirements, which could lead to loss of client confidence, harm to reputation or exposure to disciplinary action.

Our business could be adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:

●
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

●
The occurrence of a pandemic disease could have a material adverse effect on our liquidity and the operating results of the Insurance segment due to increased mortality and, in certain cases, morbidity rates.

●
The occurrence of any pandemic disease, natural disaster, terrorist attacks or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service.

●
A localized catastrophic event that affects the location of one or more of our COLI and/or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims.

●
Another terrorist attack in the United States could have long term economic impacts, that may have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

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

1A-8

AXA Equitable’s consolidated results of operations and financial condition depend in significant part on the performance of AllianceBernstein’s business.

AllianceBernstein L.P. is a principal subsidiary of AXA Equitable.  Moreover, a substantial portion of the Company’s ownership of AllianceBernstein consists of interests held by AXA Equitable.  Consequently, AXA Equitable’s consolidated results of operations and financial condition depend in significant part on the performance of AllianceBernstein’s business.  For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

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

Investment Management

AllianceBernstein's principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends until 2029.  AllianceBernstein currently occupies approximately 882,770 square feet of space at this location.  AllianceBernstein also occupies approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2029 and approximately 249,217 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2031.  AllianceBernstein also occupies approximately 92,067 square feet of space in San Antonio, TX under a lease expiring in 2029.  AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.
LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2009 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I to Form 10-K.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
 RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2009, all of AXA Equitable’s common equity was owned by AXA Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is a wholly owned subsidiary of AXA.  Consequently, there is no established public market for AXA Equitable’s common equity.  AXA Equitable paid no shareholder dividends in 2009 and 2008, but did pay shareholder dividends of $600.0 million in 2007.  For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.

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

INTRODUCTION

The Company’s business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In 2008 and 2009, worldwide financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn.  While economic conditions generally have shown some signs of  improvement, there can be no assurance that this trend will continue or even if it does, that some measures or sectors of the economy (such as  employment levels or residential and/or commercial real estate markets) will not continue to be weak.  Although partially ameliorated in 2009, some of the more significant effects on the Company’s consolidated results of operations, cash flows and/or liquidity include, but are not limited to, the following:

●
the amount of benefits potentially payable by the Insurance Group under the enhanced guarantee features offered in certain products, particularly the Accumulator® series of variable annuity products, has increased substantially, which has increased the level of regulatory capital and reserves that the Insurance Group needs to maintain to support these products.

●
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

●	significant declines in Separate Accounts balances have reduced the fee income being earned on such accounts.

●	demand for the Insurance Group’s products has been and may continue to be adversely affected.

In 2008 and 2009, management took various actions designed to mitigate the impact of the economic disruption including, among others, adding to  regulatory capital, ceding a portion of AXA Equitable’s liabilities for GMDB/GMIB variable annuity riders to AXA Bermuda, revising, eliminating and/or developing new life insurance and annuity products for sale and refining and enhancing its hedging and other risk management strategies.  For more information on how the Company’s businesses and consolidated results of operations have been and may continue to be affected by the economic environment, see further descriptions in this Management Narrative and elsewhere herein (e.g., “Business,” “Risk Factors” and the Notes to Consolidated Financial Statements.

The consolidated and segment earnings narratives that follow discuss the results for 2009 compared to the 2008 results.

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

7-1

●
GMIB Reinsurance Contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital markets and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.  Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly.  This was the case during the first nine months of 2009 as the significant increase in equity markets and long-term interest rates caused a decline in the fair value of the reinsurance contracts, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

●
Hedging Programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that, as in the case with the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which contributes to earnings volatility.  This was the case during 2009, as significant increases in equity markets and long-term interest rates caused a decline in the fair value of derivatives used in these hedging programs, which was not fully offset by the change in the gross reserves, contributing to the significant loss for the period.

For 2009, the decrease in consolidated net earnings and earnings from continuing operations were largely due to the increases in equity markets and long-term interest rates which resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves.  Conversely, during fiscal year 2008, the decline in the equity markets and interest rates resulted in increases to the fair value of the GMIB reinsurance contracts and hedging program derivatives, which significantly exceeded the change in the gross reserves, significantly contributing to the earnings for full year 2008.  The table below shows, for the years ended December 31, 2009 and 2008, the impact on (Loss) earnings from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2009	2008
	(In Millions)

Decrease (increase) in GMDB, GMIB and GWBL reserves,
net of related GMDB reinsurance (1)	$532.8	$(2,606.0)
(Decrease) increase in fair value of GMIB reinsurance contracts (2)	(2,565.9)	1,566.8
(Losses) gains on free-standing derivatives (3)	(3,079.4)	7,302.1
Total	$(5,112.5)	$6,262.9

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

7-2

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

CONSOLIDATED RESULTS OF OPERATIONS

Net loss attributable to the Company totaled $2.16 billion for 2009, a decrease of $5.39 billion from the $3.23 billion of earnings attributable to the Company reported in 2008.  The decrease of $5.21 billion in the Insurance segment was augmented by $177.4 million lower earnings in the Investment Management segment.  Net earnings attributable to the noncontrolling interest was $358.9 million in 2009 as compared to $470.0 million in 2008; the decline was principally due to lower AllianceBernstein earnings.  Total enterprise net loss of $1.80 billion for 2009 and the 2008 net earnings of $3.70 billion included the post-tax results from discontinued operations, detailed in the following schedule.  For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

	2009	2008
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(9.7)	$(27.5)
Real estate held-for-sale	12.4	22.7
Total	$2.7	$(4.8)

Gains (Losses) on Disposal of Discontinued Operations, Net of Income Taxes:
Real estate held-for-sale	$-	$6.3
Total	$-	$6.3

The income tax benefit totaled $1.27 billion in 2009 as compared to the $1.69 billion of tax expense in 2008.  The change was primarily due to the change in pre-tax results of the Insurance segment from earnings in 2008 to a loss in 2009.  Included in the 2009 tax benefit was $13.2 million of tax benefit related to the release of tax audit reserves held by the Investment management segment.  The tax benefit for 2009 was greater than the expected tax benefit primarily due to non-taxable investment income and the Separate Account dividends received deduction.  The Investment Management segment’s taxes in 2008 reflected the impact of the approximately $58.2 million decrease related to the release of deferred taxes related to unremitted foreign earnings.  The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

The loss from continuing operations, before income taxes in 2009 was $3.08 billion, a decrease of $8.47 billion from $5.39 billion in pre-tax earnings in 2008.  The decrease principally resulted from the $8.12 billion decline in the Insurance segment, from earnings of $4.45 billion in 2008 to a loss of $3.67 billion in 2009.  In addition, there were $343.5 million lower earnings in the Investment Management segment, $588.7 million in 2009 as compared to $932.2 million in 2008.

Total revenues decreased $15.30 billion to $3.24 billion in 2009 from $18.54 billion in 2008 due to revenue decreases of $14.74 billion in the Insurance segment and $601.0 million the Investment Management segment.  The 2009 decrease in the Insurance segment principally resulted from the $3.08 billion of net loss from derivative instruments in 2009 as compared to net income of $7.30 billion in 2008, a $2.57 billion decrease in the fair value of reinsurance contracts in 2009 versus a $1.57 billion increase in 2008.  The $919.2 million decrease in investment advisory and services fees and $101.1 million decrease in distribution revenues partially offset by $149.5 of

7-3

investment gains in 2009 as compared to $287.4 of losses in 2008 at AllianceBernstein contributed to the $601.0 million decrease in the Investment Management segment’s revenues.

Total benefits and other deductions were $6.32 billion in 2009, a $6.84 billion decrease as compared to $13.16 billion in 2008, with decreases for the Insurance and Investment Management segments of $6.62 billion and $257.5 million, respectively.  The Insurance segment decrease to $4.00 billion was primarily due to lower benefits paid and lower DAC amortization.  The decrease to $2.35 billion by the Investment Management segment was principally attributed to declines in compensation and benefits, distribution plan payments and lower amortization of deferred sales commissions at AllianceBernstein.

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations
(In Millions)

	2009	2008

Universal life and investment-type product policy fee income	$2,918.4	$2,951.7
Premiums	431.1	758.6
Net investment (loss) income:
Investment (loss) income from derivative instruments	(3,079.4)	7,302.1
Other investment income	1,931.6	2,022.7
Total net investment (loss) income	(1,147.8)	9,324.8
Investment gains (losses), net:
Total other-than-temporary impairment losses	(169.2)	(285.9)
Portion of loss recognized in other comprehensive income	5.9	-
Net impairment losses recognized	(163.3)	(285.9)
Other investment gains (losses), net	164.3	(75.3)
Total investment gains (losses), net	1.0	(361.2)
Commissions, fees and other income	699.5	834.7
(Decrease) increase in fair value of reinsurance contracts	(2,565.9)	1,566.8
Total revenues	336.3	15,075.4

Policyholders’ benefits	1,298.1	4,702.6
Interest credited to policyholders’ account balances	1,004.3	1,065.3
Compensation and benefits	519.0	509.6
Commissions	1,033.0	1,437.1
Amortization of DAC	115.0	3,484.7
Capitalization of DAC	(975.3)	(1,394.1)
Rent expense	63.9	53.6
Interest expense	106.4	40.2
All other operating costs and expenses	837.6	722.6
Total benefits and other deductions	4,002.0	10,621.6

(Loss) Earnings from Continuing Operations before Income Taxes	$(3,665.7)	$4,453.8

In 2009, pre-tax losses from continuing operations in the Insurance segment totaled $3.67 billion, a decrease of $8.12 billion from the $4.45 billion in pre-tax earnings in 2008.  This decline principally resulted from the net investment loss from derivatives and the decrease in the fair value of reinsurance contract in 2009 being partially offset by lower policyholders’ benefits and lower DAC amortization.

Revenues.  In 2009, segment revenues decreased $14.74 billion to $336.3 million as compared to the prior year as net investment loss from derivatives and the decrease in the fair value of reinsurance contract in 2009 were partially offset by investment gains in 2009 as compared to losses in 2008.

7-4

Policy fee income decreased $33.3 million to $2.92 billion in 2009 as compared to $2.95 billion in the prior year.  This decrease resulted from lower fees earned on lower average Separate Account balances due to market depreciation during 2008 partially offset by higher life insurance policy charges and GMDB/GMIB fees.  Policy fee income in the immediate future periods is expected to continue to decline as compared to recent historic performance.

Premiums declined $327.5 million, from $758.6 in 2008 to $431.1 million in 2009 primarily due to an increase in premiums ceded to AXA Bermuda.

There were net investment losses of $1.15 billion in 2009, a decrease of $10.47 billion from the $9.32 billion of net investment income in 2008.  This decline was primarily related to the $3.08 billion decrease in the fair values of derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap and floor contracts as compared to the $7.30 billion increase in fair value in 2008.  In addition, there were decreases in investment income of $86.3 million, $20.4 million, $14.8 million and $10.5 million, respectively, related to fixed maturities, mortgage loans on real estate, equity limited partnerships and short-term investments.  These decreases were partially offset by $7.2 million of income in 2009 on Separate Account surplus as compared to $43.3 million of losses in 2008 as well as an $8.0 million increase in mark-to market gains on trading account securities.

In 2009, investment gains totaled $1.0 million as compared to $361.2 million of investment losses in 2008.  The $362.2 million increase primarily resulted from lower writedowns on General Account fixed maturities, $163.4 million in 2009 as compared to $361.2 million in 2008 and $163.3 million of gains on sales of fixed maturity securities in 2009 as compared to $75.0 million of losses in 2008.  The 2009 writedowns on fixed maturities included $51.3 million, $45.1 million and $24.5 million of losses related to CIT Groups, Inc., Northern Rock and CMBS securities, respectively.  The 2008 writedowns included $143.7 million and $54.1 million in losses on the Insurance segment’s investments in Lehman Brothers Holdings Inc. and Washington Mutual Inc. debt, respectively.

Commissions, fees and other income decreased $135.2 million to $699.5 million in 2009 as compared to $834.7 million in 2008, principally due to a $121.5 million decrease in gross investment management and distribution fees received from EQAT and VIP Trust due to a lower asset base.

There was a decrease of $2.57 billion in the fair value of the GMIB reinsurance contracts in 2009 as compared to the $1.56 billion increase recorded in 2008.  The 2008 total included the $210.6 million initial impact of adopting the new accounting guidance related to fair value measurements and disclosures on January 1, 2008.  As required by the accounting guidance governing derivatives and hedging, the GMIB reinsurance contracts are considered derivatives and are reported at fair value.

Benefits and Other Deductions.  Total benefits and other deductions for the Insurance segment decreased $6.62 billion to $4.00 billion in 2009 as compared to $10.62 billion in 2008.  The decrease was principally the result of a $3.40 billion decline in policyholders’ benefits, the $3.37 billion decrease in DAC amortization and $404.1 million lower commissions offset by $418.8 million lower DAC capitalization expense and a $115.0 million increase in all other operating costs and expenses.

Policyholders’ benefits were $1.30 billion in 2009, a $3.40 billion decrease from $4.70 billion in 2008.  The decrease was principally due to the $394.1 billion decrease in the GMDB/GMIB benefits and reserves due to changes in market conditions and interest rates and the import of the 2008 Bermuda reinsurance transaction, a $217.7 million decrease in the GWBL reserve as compared to a $272.6 million increase in 2997m $6.0 million lower death claims and a $9.0 million decrease in policyholder dividends.

Compensation and benefits for the Insurance segment increased to $519.0 million in 2009 as compared to $509.6 million in 2008.  The $9.4 million increase was principally due to an increase in retirement benefit costs due to market depreciation of the asset supporting the qualified pension plans in 2008 that resulted in higher pension plan expenses in 2009.  This decrease was partially offset by lower salary and stock compensation plan expenses in 2009.

In 2009, commission costs decreased $404.1 million to $1.03 billion in 2009 from $1.44 billion in 2008 primarily due to lower sales of interest-sensitive life and variable annuity products.

7-5

Interest expense increased $66.2 million to $106.4 million as compared to $40.2 million in 2008 principally due to the interest expense related to the surplus notes issued in fourth quarter 2008 partially offset by the absence of interest on the short-term promissory note repaid in second quarter 2008.

DAC amortization decreased to $115.0 million in 2009, a decline of $3.37 billion from $3.48 billion in 2008.  In 2009, the level of DAC amortization for the Accumulator® products was negative due to reactivity to negative gross profits in 2009 and lower projected future costs of hedging the GMIB feature of the Accumulator® products as higher interest rates have reduced the projected hedge levels, partially offset by updated surrender assumptions for variable life products to reflect emerging deterioration in persistency.  In 2008, the increase in DAC amortization was due to the material increase in the fair value of the derivative instruments associated with the GMDB/GMIB hedging program and the related GMIB reinsurance contracts, accounted for as derivatives.  For non-Accumulator® products, in 2008, DAC amortization increased by $311.0 million principally due to the significant reduction in Separate Accounts balances during 2008 and the unlocking of the estimate regarding Separate Accounts growth that was reduced to 9%.

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.  Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products, subject to loss recognition testing.

For universal life products and investment-type products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC amortization.  The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  As of December 31, 2009, the average gross short-term and long-term annual return estimate is 9% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15% (12.9% net of product weighted average Separate Account fees) and 0.0% ((2.1%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of December 31, 2009, current projections of future average gross market returns assume a 0.0% annualized return for the next five quarters, which is within the

7-6

maximum and minimum limitations, and assume a reversion to the mean of 9% after eight quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $14.3 million net increase in DAC amortization due primarily to a projected decrease in the fair values of derivatives used to hedge certain risks related to these products, and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $129.0 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization decreased $418.8 million to $975.3 million in 2009 from $1.39 billion in 2008 principally due to $351.3 million lower first year commissions and a $67.5 million decrease in deferrable operating expenses due to lower sales of variable annuities and interest-sensitive life products.

All other operating costs and expenses totaled $837.6 million in 2009, an increase of $115.0 million from the $722.6 million reported in 2008.  The 2009 increase was primarily due to $318.3 million of amortization of the reinsurance cost during 2009 recorded in fourth quarter 2008 related to the reinsurance transaction with AXA Bermuda partially offset by lower EQAT and VIP Trust subadvisory fees and lower travel, advertising and legal expenses.

Premiums and Deposits.  The market for annuity and life insurance products of the types issued by the Insurance Group continues to be very dynamic as a result of the recent upheaval in the capital markets.  Among other things:

●
features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors,

●	various insurance companies, including one or more in the Insurance Group, have eliminated and/or limited sales of certain annuity and life insurance products or features, and
●
overall industry sales of variable annuity and life insurance products have declined, in some cases substantially, due in part to changing customer preferences, a phenomenon also observed following previous periods of significant market decline and/or volatility.

Recent changes to certain features including, e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by the Insurance Group less competitive in the marketplace.  This, in turn, has adversely affected and may continue to adversely affect overall sales of the Insurance Group’s annuity and life insurance products.  The Insurance Group continues to assess its product offerings in light of changing market conditions and other factors, with a view towards increasing the diversification in its product portfolio, increasing distribution management capability, and enhancing the management of its in-force business, with the objective of driving profitable growth while managing risk.  As conditions in the marketplace and capital markets continue to evolve, the Insurance Group expects to offer new and/or different products, and it may also further revise, suspend or discontinue one or more of its product offerings.

Total premiums and deposits for life insurance and annuity products in 2009 were $10.90 billion, a decrease of $6.23 billion from prior year’s level of $17.13 billion, as total first year premiums and deposits decreased $6.27 billion to $6.12 billion from $12.39 billion.  First year premiums and deposits for annuity products decreased by $6.15 billion to $5.72 billion in 2009 from $11.87 billion in 2008 with lower first year sales of $4.95 billion and $1.20 million in the wholesale and retail channels, respectively, due to the difficult economic and market environment.  First year premiums and deposits for the life products decreased $114.2 million to $396.0 million from $510.2 million primarily due to $90.1 million lower sales of interest sensitive life products in the wholesale channel.

7-7

Surrenders and Withdrawals.  Surrenders and withdrawals decreased $1.91 billion to $6.12 billion during 2009 compared to $8.04 billion in 2008.  There was a $1.90 billion decrease in individual annuities surrenders and withdrawals of which $149 million was due to surrenders of fixed annuities sold five years ago ($337 million in 2009 as compared to $486 million in the prior year).  Overall, the annualized annuities surrender rate decreased to 6.5% in 2009 from 7.9% in 2008.  In 2009, variable and interest-sensitive life insurance surrenders and withdrawals decreased by $27.5 million to $804.6 million from $832.1 million while traditional life surrenders and withdrawals were $288.7 million, $10.6 million higher than the $278.1 million in 2008.  The individual life surrender rates increased to 4.3% in 2009 from 4.0% in 2008.  The surrender and withdrawal rates excluding fixed annuities described above continue to fall within the range of expected experience.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations.

Investment Management - Results of Operations
(In Millions)

	2009	2008

Revenues:
Investment advisory and services fees (1)	$1,920.3	$2,839.5
Distribution revenues	277.3	378.4
Institutional research services	434.6	471.7
Other revenues	107.3	117.8
Commissions, fees and other income	2,739.5	3,807.4

Investment income (losses)	153.9	(250.9)
Less: interest expense to finance trading activities	(4.4)	(36.5)
Net investment income (losses)	149.5	(287.4)

Investment gains, net	52.7	22.7
Total revenues	2,941.7	3,542.7

Expenses:
Compensation and benefits	1,340.0	1,479.9
Distribution plan payments	207.6	274.4
Amortization of deferred sales commissions	54.9	79.1
Interest expense	1.4	11.3
Rent expense	194.3	193.0
Amortization of other intangible assets, net	24.1	23.7
Other operating costs and expenses	530.7	549.1
Total expenses	2,353.0	2,610.5

Earnings from Continuing Operations before
Income Taxes	$588.7	$932.2

(1)	Included fees earned by AllianceBernstein totaling $28.0 million and $29.7 million in 2009 and 2008, respectively, for services provided to the Insurance Group.

Revenues.  The Investment Management segment’s pre-tax earnings from continuing operations for 2009 were $588.7 million, a decrease of $343.5 million from $932.2 million the prior year.  Revenues totaled $2.94 billion in 2009, a decrease of $601.0 million from $3.54 billion in 2008, primarily due to a $919.2 million decrease in investment advisory and services fees, $101.1 million lower distribution revenues and the $37.1 million lower institutional research services partially offset by $466.9 million higher investment results.  Investment advisory and services fees include base fees and performance fees.  The 2009 decrease in investment advisory and services fees primarily resulted from lower average assets under management (“AUM”) in all three distribution channels (Institutional Investment, Retail and Private Client) partially offset by a $16.4 million increase in performance fees

7-8

from $13.4 million in 2008 to $29.8 million in 2009.  The distribution revenue decrease was also due to lower average mutual fund AUM.  The institutional research revenues decrease reflects lower levels of client trading activities and lower security valuations in European markets, partially offset by market share gains.  Net investment income (losses) consisted principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized (losses) gains on investments related to deferred compensation plan obligations and other investments.  The $436.9 million in crease in net investment income to $149.5 million in 2009 was primarily due to $120.5 million of realized and unrealized gains on trading account securities related to deferred compensation plan obligations in 2009 as compared to $325.0 million in losses in 2008 partially offset by lower interest earned on investments, reflecting lower interest rates and lower average balances.  Interest expense reflecting lower balances in customers’ brokerage accounts and lower interest rates.  Prior to 2009, investment gains, net included non-cash gains that resulted from the insurance of AllianceBernstein Units to employees in connection with these long-term incentive plans.  Such gains (losses) are now reflected in equity.  The 2009 increase of $30.0 million principally resulted from gains on sales of investments as compared to losses on sales in 2008, partially offset by the absence of the $9.9 million non-cash gains in 2008.

Expenses.  The segment’s total expenses were $2.35 billion in 2009, compared to $2.61 billion in 2008, a decrease of $257.5 million principally due to the $139.9 million and $66.8 million decreases in compensation and benefits and distribution plan payments, respectively.  The decrease in AllianceBernstein employee compensation and benefits in 2009 as compared to 2008 was due to decreases in base compensation and commission expense partially offset by higher incentive compensation.  The $131.4 million decrease in base compensation, fringe benefits and other employment costs was primarily a result of workforce reductions.  Incentive compensation increased $85.5 million in 2009 due to higher deferred compensation expense resulting from mark-to-market gains on related investments partially offset by lower cash incentive payments.  Commission expense decreased $110.8 million in 2009 reflecting lower sales volumes across all distribution channels.  The distribution plan payment decrease of $66.8 million to $207.6 million in 2009 resulted from lower average Retail Services assets under management.  A decrease of $18.4 million in other operating costs and expenses was primarily a result of lower travel and entertainment expenses in 2009.

ASSETS UNDER MANAGEMENT

A breakdown of the Company’s AUM follows:

Assets Under Management
(In Millions)
	December 31,
	2009	2008

Third party(1)	$435,847	$412,479
General Account and other(2)	51,383	59,452
Insurance Group Separate Accounts	84,054	67,527
Total Assets Under Management	$571,284	$539,458

(1)
Included $39.58 billion and $39.39 billion of assets managed on behalf of AXA affiliates at December 31, 2009 and 2008, respectively.  Also included in 2009 and 2008 were $13.6 billion and $11.9 billion, respectively, in assets related to an Australian joint venture between AllianceBernstein and an AXA affiliate.

(2)
Included invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $13.4 billion and $18.1 billion at December 31, 2009 and 2008, respectively, as well as mortgages and equity real estate totaling $4.07 billion and $4.21 billion at December 31, 2009 and 2008, respectively.

Third party AUM decreased $23.37 billion to $435.85 billion in 2009 from $412.48 billion in 2008 primarily due to increases at AllianceBernstein.  General Account and other AUM decreased $8.07 billion from the total reported in 2008 due to the decrease in cash and short-term investments from derivative losses.  The $16.53 billion increase in Insurance Group Separate Accounts AUM in 2009 resulted from market appreciation.

7-9

AllianceBernstein’s AUM increased $33.55 billion to $495.50 billion as December 31, 2009 from $461.95 billion at December 31, 2008, as the $107.4 billion increase resulting from market appreciation due to equity market gains was partially offset by $73.9 billion of net asset outflows.  Active equity growth and active equity value account AUM, which made up 53.5% of AllianceBernstein’s total AUM at December 31, 2009, increased by $4.6 billion.  Net outflows in 2009 were $57.7 billion, $9.2 billion and $7.0 billion, respectively, in the institutional investment, retail and private client channels.  Non-U.S. clients accounted for 55.4% of AllianceBernstein’s December 31, 2009 AUM total.

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

The Company’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Insurance,” as well as by debt service requirements and dividends to its shareholder.  AXA Equitable paid no shareholder dividends in 2008 and 2009 and none are expected to be paid in 2010.

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2009, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors”.

Members of the Insurance Group monitor their respective regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the reserve requirements and capital needed to support the variable annuity business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.  For additional information, see “Item 1A – Risk Factors”.

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

2008 Borrowings and Loans.  On September 23, 2008, AXA Equitable repaid its $350.0 million short-term debt, $101.7 million of which was included in Wind-up Annuities discontinued operations.  At December 31, 2009, AXA Equitable had no short-term debt outstanding.

On July 17, 2008, AXA Equitable was accepted as members of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement for $13.5 million.  The credit facility provided by FHLBNY will supplement existing liquidity sources and provide a diverse and reliable source of funds.  Any borrowings from the FHLBNY will require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s borrowing capacity with FHLBNY is $1.00 billion.  As a member of FHLBNY, AXA Equitable can

7-10

receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2009, there were no outstanding borrowings from FHLBNY.

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

AXA Equitable’s primary source of short-term liquidity to support continuing and discontinued insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2009, this asset pool included an aggregate of $1.04 billion in highly liquid short-term investments, as compared to $1.60 billion at December 31, 2008.  In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.

Other liquidity sources include dividends and distributions from AllianceBernstein.  In 2009, the Company received cash distributions from AllianceBernstein and AllianceBernstein Holding of $171.8 million as compared to $461.6 million in 2008.

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

In recent years, AllianceBernstein completed several transactions involving its domestic and foreign services.  During 2009 and 2008, respectively, AllianceBernstein received $33.7 million and $18.7 million in contingent purchase price payments related to the cash management services disposition in 2005.

AllianceBernstein has a $1.00 billion five-year revolving credit facility with a group of commercial banks and other lenders that expires in 2011.  It is intended to provide back-up liquidity for AllianceBernstein’s $1.00 billion commercial paper program, although AllianceBernstein borrows directly under the facility from time to time.  Under the revolving credit facility, the interest rate, at AllianceBernstein’s option, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios.  AllianceBernstein was in compliance with the covenants at December 31, 2009.  At December 31, 2009, $249.0 million in commercial paper was outstanding; no amounts were outstanding under any other program at that date.

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

7-11

unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due on demand.  AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee.  This agreement is continuous and remains in effect until the later of payment in full of any obligation under the credit facility has been made or the maturity date.

Certain of AllianceBernstein’s deferred compensation plans provide for the election by participants to have their deferred compensation awards notionally invested in AllianceBernstein Holding units or AllianceBernstein sponsored investment services.  From time to time, AllianceBernstein will fund participant elections.  In 2009 and 2008, respectively, subsidiaries of AllianceBernstein purchased AllianceBernstein Holding units totaling $7.0 million and $2.4 million for such plans.

Management of AllianceBernstein believes AllianceBernstein’s access to public and private debt markets should provide adequate liquidity for its general business needs and its cash flows from operations and the issuance of debt and AllianceBernstein Units and AllianceBernstein Holding units will provide AllianceBernstein with the resources necessary to meet its financial obligations.  For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2009.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates:

●	At December 31, 2009, AXA Equitable had outstanding $650.0 million of 5.40% senior unsecured notes issued by AXA affiliates.

●
AllianceBernstein provides investment management and related services to AXA, AXA Financial and AXA Equitable and certain of their subsidiaries and affiliates.  AllianceBernstein and AXA Asia Pacific Holdings, Limited, an AXA affiliate, own two investment management companies and recognized management fees of $40.9 million, $68.3 million and $77.6 million in 2009, 2008 and 2006, respectively, of which approximately $14.0 million, $19.6 million and $22.9 million, respectively, were from AXA affiliates and $3.7 million, $9.7 million and $11.1 million, respectively, were attributed to noncontrolling interest.

●
AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements.  Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $48.0 million, $45.3 million and $32.9 million in 2009, 2008 and 2007, respectively.  Payments by AXA and AXA affiliates to the Company under such agreements totaled approximately $17.8 million, $28.1 million and $27.7 million in 2009, 2008 and 2007, respectively.  Included in the payments by AXA and AXA affiliates to the Company were $7.6 million, $12.9 million and $13.5 million from AXA Tech for 2009, 2008 and 2007, respectively.  AXA Equitable provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $107.0 million, $117.6 million and $110.7 million for 2009, 2008 and 2007, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

See Notes 11 and 18 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2009 for information on related party transactions.

7-12

A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:

Contractual Obligations – December 31, 2009
(In Millions)

		Payments Due by Period
		Less than			Over
	Total	1 year	1 – 3 years	4 – 5 years	5 years

Contractual obligations:
Policyholders liabilities -
policyholders’ account
balances, future policy
benefits and other
policyholders liabilities (1)	$92,989.2	$2,076.6	$4,031.2	$4,552.1	$82,329.3
Long-term debt	200.0	-	-	-	200.0
Loans from affiliates	1,325.0	-	-	-	1,325.0
Operating leases	3,296.2	204.5	418.6	429.8	2,243.3
Funding commitments	55.9	22.7	16.0	17.2	-
Employee benefits	40.6	3.4	6.9	6.2	24.1

Total Contractual
Obligations	$97,906.9	$2,307.2	$4,472.7	$5,005.3	$86,121.7

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

Unrecognized tax benefits of $599.9 million including $7.4 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

Interest on long-term debt will be approximately $15.4 million per annum in years 2010 through 2014, while interest on loans from affiliates will be approximately $90.5 million per annum in years 2010 through 2014.

During July 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $40.0 million in a venture capital fund over a six-year period.  At December 31, 2009, AllianceBernstein had not funded any of this commitment.  Also during July 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program.  As part of the program, each investment manager is required to invest a minimum of $20.0 million in the Public-Private Investment Fund they manage.  As of December 31, 2009, AllianceBernstein funded $4.1 million of this commitment.

At year-end 2009, AllianceBernstein had a $295.7 million accrual for compensation and benefits, of which $166.1 million is expected to be paid in 2010, $66.3 million in 2011-2012, $32.3 million in 2013-2014 and the rest thereafter.  Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $15.0 million in each of the next four years.  AllianceBernstein currently expects to contribute an estimated $6.0 million to its qualified pension plan during 2010.

7-13

In addition, the Company has obligations under contingent commitments at December 31, 2009, including: AllianceBernstein’s revolving credit facility and commercial paper program; the Insurance Group’s $59.8 million undrawn letters of credit; AllianceBernstein’s $125.0 million guarantee on behalf of SCB LLC; and the Company’s guarantees or commitments to provide equity financing to certain limited partnerships of $615.1 million.  Information on these contingent commitments can be found in Notes 10, 18 and 19 of Notes to Consolidated Financial Statements.

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

7-14

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

Share-based and Other Compensation Programs – Prior to the adoption of the new guidance on January 1, 2006, for equity settled stock option awards only resulted in compensation expense if the current market price of the underlying stock exceeded the option strike price at the grant date.  Compensation expense for cash settled award programs, such as tandem Stock Appreciation Rights and Performance Units, was recorded based upon changes in the fair value of the AXA ADRs or AXA shares.  In connection with the adoption of the new guidance, the Company began recognizing compensation expense for the unvested portion of awards outstanding on January 1, 2006 over the balance of the vesting period and for new awards after January 1, 2006, for the fair values of the option awards over the vesting period.  Significant factors that could affect results include, but are not limited to, assumptions incorporated in the option pricing models, changes in the market price of AXA ADRs and AXA ordinary shares and grants of additional awards.

7-15

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

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities and in evaluating the Company’s tax positions including evaluating uncertainties under the new guidance for Accounting for Uncertainty in Income Taxes.  Under the new guidance, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

7-16

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

Investments with Interest Rate Risk – Fair Value.  Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 83.9% of the carrying value of General Account Investment Assets at December 31, 2009.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2009 and 2008 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	+100 Base	Fair	+100 Basis
	Value	Point Change	Value	Point Change
Continuing Operations:
Fixed maturities:
Fixed rate	$27,955.1	$26,718.8	$24,477.3	$23,250.7
Floating rate	233.7	232.6	127.9	126.0
Mortgage loans	3,945.7	3,790.9	3,624.5	3,467.9

Wind-up Annuities:
Fixed maturities:
Fixed rate	$-	$-	$602.2	$581.9
Mortgage loans	-	-	1.3	1.2

(1)
At December 31, 2009, due to the significant decline in in-force business, Wind-up Annuities’ remaining assets, including fixed rate fixed maturities with a fair value of $543.5 million and mortgage loans with a fair value of $256.4 million, as well as its liabilities were consolidated into the Company’s consolidated balance sheet on a line-by-line basis.  The fair value amounts are now included in the Continuing Operations totals at December 31, 2009.

7A-1

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

Investments with Equity Price Risk – Fair Value.  The investment portfolios also have direct holdings of public and private equity securities.  The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2009 and 2008:

Equity Price Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change

Insurance Group:
Continuing operations	$66.8	$60.1	$52.6	$47.3

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

Liabilities with Interest Rate Risk – Fair Value.  At years end 2009 and 2008, respectively, the aggregate carrying values of policyholders’ liabilities were $41.83 billion and $43.20 billion, approximately $38.83 billion and $40.00 billion of which liabilities are reactive to interest rate fluctuations.  The aggregate fair value of such contracts at years end 2009 and 2008 were $43.35 billion and $47.10 billion, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those contracts of $3.66 billion and $2.87 billion, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

Asset/liability management is integrated into many aspects of the Insurance Group’s operations, including investment decisions, product development and determination of crediting rates.  As part of its risk management process, numerous economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine if existing assets would be sufficient to meet projected liability cash flows.  Key variables include policyholder behavior, such as persistency, under differing crediting rate strategies.  On the basis of these more comprehensive analyses, management believes there is minimal solvency risk to AXA Equitable from interest rate movements of 100 basis points and from equity price changes of 10% from year-end 2009 levels.

Derivatives and Interest Rate and Equity Risks – Fair Value.  The Insurance Group primarily uses derivatives for asset/liability risk management, for hedging individual securities and to reduce the Insurance Group’s exposure to equity market decline and interest rate fluctuations.  As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt and open exchange-traded options to mitigate the adverse effects of equity market declines on the Insurance Group’s statutory reserves.  In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products.  To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied.

7A-2

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

At years end 2009 and 2008, the net fair values of the Insurance Group’s derivatives were $168.8 million and $832.8 million, respectively.  The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value.  These exposures will change as a result of ongoing portfolio and risk management activities.

Insurance Group - Derivative Financial Instruments
(In Millions, Except for Weighted Average Term)

			Interest Rate Sensitivity
		Weighted
		Average	Balance After		Balance After
	Notional	Term	-100 Basis	Fair	+100 Basis
	Amount	(Years)	Point Change	Value	Point Change

December 31, 2009
Floors	$15,000.0	2.65	$428.1	$299.6	$214.4
Swaps	2,100.0	6.91	274.2	61.4	(132.1)
Futures	3,790.9	.22	305.7	-	(282.0)
Swaptions	1,200.0	9.53	88.0	44.6	22.4
Total	$22,090.9		$1,096.0	$405.6	$(177.3)

December 31, 2008
Options:
Interest rate floors	$21,000.0	5.66	$871.1	$547.0	$452.0
S&P puts/calls	1,750.0	1.00	163.1	31.1	(122.0)
Futures	5,126.7	.22	334.3	-	(334.3)
Interest rate swaps	1,100.0	14.08	410.2	254.7	125.4
Total	$28,976.7		$1,778.7	$832.8	$121.1

			Equity Sensitivity
				Balance after
			Fair	-10% Equity
			Value	Price Shift
December 31, 2009
Futures	$3,399.4	.22	$-	$308.3
Swaps	801.0	.13	(18.3)	65.4
Options	11,650.0	.28	(218.5)	(127.9)
Total	$15,850.4		$(236.8)	$245.8

December 31, 2008
Futures	$(5,707.1)	.22	$-	$57.1

7A-3

In addition to the freestanding derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts.  These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $2.26 billion and $4.82 billion at December 31, 2009 and 2008, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2009 and 2008, respectively, would increase the balances of these reinsurance contracts to $2.53 billion and $5.16 billion.

At the end of 2009 and of 2008, the aggregate fair values of long-term debt issued by AXA Equitable were $226.0 million and $190.8 million, respectively.  The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2009 and of 2008.

Interest Rate Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	-100 Basis	Fair	-100 Basis
	Value	Point Change	Value	Point Change
Continuing Operations:
Fixed rate	$226.0	$237.2	$190.8	$201.1

Investment Management

AllianceBernstein’s investments consist of trading and available-for-sale investments and other investments.  AllianceBernstein’s trading and available-for-sale investments include U.S. Treasury bills and equity and fixed income mutual funds investments.  Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services.  Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors.  Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

Investments with Interest Rate Risk – Fair Value.  The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2009 and 2008:

Interest Rate Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	+100 Basis Point	Fair	+100 Basis Point
	Value	Change	Value	Change

Fixed Income Investments:
Trading	$125.9	$120.2	$76.2	$73.1
Available-for-sale and other
investments	.2	.2	.2	.2

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

7A-4

Investments with Equity Price Risk – Fair Value.  AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds.  The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2009 and 2008:

Equity Price Risk Exposure
(In Millions)

	December 31, 2009		December 31, 2008
		Balance After		Balance After
	Fair	-10% equity Price	Fair	-10% equity Price
	Value	Change	Value	Change
Equity Investments:
Trading	$358.7	$322.8	$246.4	$221.8
Available for sale and other
investments	283.3	255.0	255.1	229.6

A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent AllianceBernstein management’s view of future market changes.  While these fair value measurements provide a representation of equity price sensitivity of AllianceBernstein’s investments in equity mutual funds and equity hedge funds, they are based on AllianceBernstein’s exposure at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to AllianceBernstein management’s assessment of changing market conditions and available investment opportunities.

For further information on AllianceBernstein’s market risk, see AllianceBernstein and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2009.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA EQUITABLE LIFE INSURANCE COMPANY

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company

In our opinion, based on our audits, the accompanying consolidated balance sheets and the related consolidated statements of (loss) earnings, of equity, of comprehensive (loss)  income and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of AXA Equitable’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Equitable changed its methods of accounting for noncontrolling interests in consolidated financial statements on January 1, 2009, for recognition and presentation of other-than-temporary impairment losses on April 1, 2009, fair value measurement on January 1, 2008 and for uncertainty in income taxes of January 1, 2007.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2010

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$27,470.2	$23,831.0
Mortgage loans on real estate	3,554.8	3,673.9
Equity real estate, held for the production of income	98.5	56.3
Policy loans	3,616.8	3,700.3
Other equity investments	1,562.3	1,646.8
Trading securities	484.6	322.7
Other invested assets	1,482.6	1,500.9
Total investments	38,269.8	34,731.9
Cash and cash equivalents	1,791.7	2,403.2
Cash and securities segregated, at fair value	985.7	2,572.6
Broker-dealer related receivables	1,087.6	1,020.4
Deferred policy acquisition costs	7,745.2	7,482.0
Goodwill and other intangible assets, net	3,676.5	3,702.9
Amounts due from reinsurers	3,028.2	2,897.2
Loans to affiliates	1,048.3	588.3
Other assets	8,254.9	13,240.8
Separate Accounts’ assets	84,016.5	67,627.0

Total Assets	$149,904.4	$136,266.3

LIABILITIES
Policyholders’ account balances	$24,107.3	$24,742.5
Future policy benefits and other policyholders liabilities	17,726.7	17,733.1
Broker-dealer related payables	279.4	485.5
Customers related payables	1,430.7	2,753.1
Amounts due to reinsurers	81.2	64.2
Short-term and long-term debt	449.0	484.6
Loans from affiliates	1,325.0	1,325.0
Income taxes payable	3,356.0	3,794.4
Noncontrolling interest subject to redemption rights	-	135.0
Other liabilities	3,002.2	2,861.4
Separate Accounts’ liabilities	84,016.5	67,627.0
Total liabilities	135,774.0	122,005.8

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 18 and 19)

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2.0 million shares authorized, issued and outstanding	2.5	2.5
Capital in excess of par value	5,582.3	5,184.1
Retained earnings	6,311.8	8,412.6
Accumulated other comprehensive loss	(1,035.7)	(2,235.6)
Total AXA Equitable’s equity	10,860.9	11,363.6
Noncontrolling interest	3,269.5	2,896.9
Total equity	14,130.4	14,260.5

Total Liabilities and Equity	$149,904.4	$136,266.3

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

REVENUES
Universal life and investment-type product
policy fee income	$2,918.4	$2,951.7	$2,741.7
Premiums	431.1	758.6	804.9
Net investment (loss) income:
Investment (loss) income from derivative instruments	(3,079.4)	7,302.1	86.6
Other investment income	2,098.9	1,751.9	2,567.1
Total net investment (loss) income	(980.5)	9,054.0	2,653.7
Investment gains (losses), net:
Total other-than-temporary impairment losses	(169.2)	(285.9)	(77.8)
Portion of loss recognized in other comprehensive income	5.9	-	-
Net impairment losses recognized	(163.3)	(285.9)	(77.8)
Other investment gains (losses), net	217.0	(52.6)	70.6
Total investment gains (losses), net	53.7	(338.5)	(7.2)
Commissions, fees and other income	3,385.2	4,549.0	5,173.7
(Decrease) increase in fair value of reinsurance contracts	(2,565.9)	1,566.8	6.9
Total revenues	3,242.0	18,541.6	11,373.7

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,298.1	4,702.6	1,998.5
Interest credited to policyholders’ account balances	1,004.3	1,065.3	1,065.2
Compensation and benefits	1,858.7	1,989.1	2,453.2
Commissions	1,033.0	1,437.1	1,744.2
Distribution plan payments	207.6	274.4	335.1
Amortization of deferred sales commissions	54.9	79.1	95.5
Interest expense	107.8	51.5	58.2
Amortization of deferred policy acquisition costs	115.0	3,484.7	1,099.2
Capitalization of deferred policy acquisition costs	(975.3)	(1,394.1)	(1,719.3)
Rent expense	258.2	246.6	224.3
Amortization of other intangible assets	24.1	23.7	23.2
Other operating costs and expenses	1,334.3	1,196.0	1,317.9
Total benefits and other deductions	6,320.7	13,156.0	8,695.2

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
CONTINUED

	2009	2008	2007
	(In Millions)

(Loss) earnings from continuing operations before income taxes	$(3,078.7)	$5,385.6	$2,678.5
Income tax benefit (expense)	1,272.1	(1,690.5)	(752.5)

(Loss) earnings from continuing operations, net of income taxes	(1,806.6)	3,695.1	1,926.0
Earnings (loss) from discontinued operations, net of income taxes	2.7	(4.8)	7.7
Gains on disposal of discontinued operations, net of income taxes	-	6.3	2.8

Net (loss) earnings	(1,803.9)	3,696.6	1,936.5
Less: net earnings attributable to noncontrolling interest	(358.9)	(470.0)	(702.9)

Net (Loss) Earnings Attributable to AXA Equitable	$(2,162.8)	$3,226.6	$1,233.6

Amounts attributable to AXA Equitable:
(Loss) earnings from continuing operations, net of income taxes	$(2,165.5)	$3,225.1	$1,223.1
Earnings (loss) from discontinued operations, net of income taxes	2.7	(4.8)	7.7
Gain on disposal of discontinued operations, net of income taxes	-	6.3	2.8
Net (Loss) Earnings	$(2,162.8)	$3,226.6	$1,233.6

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)
EQUITY
AXA Equitable’s equity:
Common stock, at par value, beginning and end of year	$2.5	$2.5	$2.5

Capital in excess of par value, beginning of year	5,184.1	5,265.4	5,139.6
Issuance of AllianceBernstein Units to noncontrolling interest	(54.5)	-	-
Changes in capital in excess of par value	452.7	(81.3)	125.8
Capital in excess of par value, end of year	5,582.3	5,184.1	5,265.4

Retained earnings, beginning of year	8,412.6	5,186.0	4,507.6
Net (loss) earnings attributable to AXA Equitable	(2,162.8)	3,226.6	1,233.6
Impact of implementing new accounting guidance, net of taxes	62.0	-	44.8
Dividends on common stock	-	-	(600.0)
Retained earnings, end of year	6,311.8	8,412.6	5,186.0

Accumulated other comprehensive loss, beginning of year	(2,235.6)	(267.9)	(167.3)
Impact of implementing new accounting guidance, net of taxes	(62.0)	-	-
Other comprehensive income (loss) attributable to AXA Equitable	1,261.9	(1,967.7)	(100.6)
Accumulated other comprehensive loss, end of year	(1,035.7)	(2,235.6)	(267.9)

Total AXA Equitable’s equity, end of year	10,860.9	11,363.6	10,186.0

Noncontrolling interest, beginning of year	2,896.9	2,478.9	2,289.9
Net earnings attributable to noncontrolling interest	358.9	470.0	702.9
Other comprehensive income (loss) attributable to noncontrolling interest	66.2	(69.9)	9.8
Issuance of AllianceBernstein Units to noncontrolling interest	65.2	32.5	48.5
Exercise of AB Put	135.0	495.5	-
Dividends paid to noncontrolling interest	(319.4)	(562.6)	(751.6)
Capital contributions	-	12.8	-
Other changes in noncontrolling interest	66.7	39.7	179.4

Noncontrolling interest, end of year	3,269.5	2,896.9	2,478.9

Total Equity, End of Year	$14,130.4	$14,260.5	$12,664.9

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

COMPREHENSIVE (LOSS) INCOME
Net (loss) earnings	$(1,803.9)	$3,696.6	$1,936.5

Other comprehensive (loss) income, net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	1,331.2	(1,444.3)	(168.8)
Defined benefit plans:
Net (loss) gain arising during year	(65.0)	(620.4)	38.8
Prior service cost arising during year	-	-	1.7
Less: reclassification adjustment for:
Amortization of net losses included in net periodic cost	64.6	30.8	41.2
Amortization of net prior service credit included in net periodic cost	(2.7)	(3.7)	(3.6)
Amortization of net transition asset	-	-	(.1)
Other comprehensive (loss) income – defined benefit plans	(3.1)	(593.3)	78.0

Comprehensive (loss) income	(475.8)	1,659.0	1,845.7

Comprehensive income attributable to noncontrolling interest	(425.1)	(400.1)	(712.7)
Comprehensive (Loss) Income Attributable to AXA Equitable	$(900.9)	$1,258.9	$1,133.0

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)

Net (loss) earnings	$(1,803.9)	$3,696.6	$1,936.5
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Interest credited to policyholders’ account balances	1,004.3	1,065.3	1,065.2
Universal life and investment-type product policy fee income	(2,918.4)	(2,951.7)	(2,741.7)
Net change in broker-dealer and customer related receivables/payables	(1,353.0)	618.9	98.5
Change in net investment income related to derivative instruments	3,079.4	(7,302.1)	(86.6)
Change in reinsurance recoverable with affiliate	1,485.7	(6,351.5)	-
Investment (gains) losses, net	(53.7)	338.5	7.2
Change in segregated cash and securities, net	1,586.8	(202.6)	(360.3)
Change in deferred policy acquisition costs	(860.3)	2,090.6	(620.1)
Change in future policy benefits	(755.2)	2,398.0	95.4
Change in income taxes payable	(1,223.2)	1,135.0	532.9
Change in fair value of guaranteed minimum income benefit reinsurance contracts	2,565.9	(1,566.8)	(6.9)
Amortization of deferred sales commissions	54.9	79.1	95.5
Amortization of reinsurance cost	318.3	11.0	-
Other depreciation and amortization	156.0	140.4	133.8
Amortization of other intangible assets, net	24.1	23.7	23.2
Gains on disposal of discontinued operations	-	(6.3)	(2.8)
Other, net	109.5	(123.4)	167.6

Net cash provided by (used in) operating activities	1,417.2	(6,907.3)	337.4

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,058.2	1,727.5	2,143.1
Sales of investments	6,737.3	796.2	2,356.5
Sale of AXA Equitable Life and Annuity	-	60.8	-
Purchases of investments	(8,994.8)	(2,106.8)	(3,525.3)
Cash settlements related to derivative instruments	(2,564.6)	5,337.0	(98.3)
Change in short-term investments	140.3	29.3	107.0
Decrease in loans to affiliates	1.1	-	400.0
Increase in loans to affiliates	(250.0)	-	(650.0)
Change in capitalized software, leasehold improvements and EDP equipment	(120.7)	(163.1)	(205.0)
Other, net	9.4	155.2	(91.2)

Net cash (used in) provided by investing activities	(2,983.8)	5,836.1	436.8

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
CONTINUED

	2009	2008	2007
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,394.9	$4,384.5	$4,102.1
Withdrawals from and transfers to Separate Accounts	(2,160.9)	(2,602.8)	(3,831.7)
Change in short-term financings	(35.8)	(497.8)	199.0
Increase in collateralized pledged liabilities	126.1	568.7	-
Increase in collateralized pledged assets	(632.3)	-	-
Proceeds from loans from affiliates	-	1,000.0	-
Capital contribution	438.9	-	-
Shareholder dividends paid	-	-	(600.0)
Other, net	(175.8)	(551.4)	(592.6)

Net cash provided by (used in) financing activities	955.1	2,301.2	(723.2)

Change in cash and cash equivalents	(611.5)	1,230.0	51.0
Cash and cash equivalents, beginning of year	2,403.2	1,173.2	1,122.2

Cash and Cash Equivalents, End of Year	$1,791.7	$2,403.2	$1,173.2

Supplemental cash flow information:
Interest Paid	$16.6	$34.4	$52.6
Income Taxes Paid	$43.8	$257.3	$178.1

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

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

The Company’s insurance business is conducted principally by AXA Equitable and, until August 1, 2008, its wholly owned life insurance subsidiary, AXA Equitable Life and Annuity Company (“AXA Life”).  On August 1, 2008 AXA Equitable sold AXA Life to AXA Equitable Financial Services, LLC, a wholly-owned subsidiary of AXA Financial, for $60.8 million in cash, which approximated AXA Equitable’s investment in AXA Life.

Investment Management

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership (together with its consolidated subsidiaries “AllianceBernstein”).  AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients.  Its principal services include: (a) institutional investment services, servicing institutional clients including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately- managed accounts, sub-advisory relationships, structured products, collective investments trusts, mutual funds, hedge funds and other investment vehicles, (b) retail services, servicing individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs servicing private clients, sponsored by financial intermediaries worldwide, and other investment vehicles, (c) private client services, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds, and other investment vehicles, and (d) Bernstein research services by means of independent research, portfolio strategy, and brokerage-related services and issuers of publicly-traded securities seeking equity capital markets services. Principal subsidiaries of AllianceBernstein include: SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”); Sanford C. Bernstein & Co. LLC (“SCB LLC”); Sanford C. Bernstein Limited (“SCBL”); and SCB Partners, Inc. (“SCB Partners”).  This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

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

In October 2000, AllianceBernstein acquired substantially all of the assets and liabilities of SCB Inc. (the “Bernstein Acquisition”).  Following a two-year lockout period that ended October 2002, the former Bernstein shareholders were permitted to exercise the right to sell private limited partnership interests in AllianceBernstein L.P. (the “AllianceBernstein Units”) that were acquired in the Bernstein Acquisition to AXA Financial or an affiliated company (the “AB Put”).  In February 2007, AXA Financial purchased a tranche of 8.16 million AllianceBernstein Units pursuant to an exercise of the AB Put at a purchase price of approximately $745.7 million and recorded additional goodwill of $392.8 million and other intangible assets of $209.5 million.  After this purchase, AXA Financial Group’s beneficial ownership in AllianceBernstein L.P. increased by approximately 3.0% to 63.3%.  Through December 31, 2008, the Company acquired 32.7 million AllianceBernstein Units pursuant to the AB Put at the aggregate market price of $1,631.1 million and recorded additional goodwill of $733.8 million and other intangible assets of $251.7 million.  On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, minority interest subject to redemption rights totaling $135.0 million were reclassified as noncontrolling interests in first quarter 2009.

On March 30, 2009, AXA Bermuda sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  As a result of the sale, AXA Financial Group’s consolidated economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  AXA Equitable’s economic interest remained unchanged at 37.1%.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in the Company’s consolidated financial statements.

In 2009, AllianceBernstein awarded 9.8 million restricted  Holding Units in connection with compensation plans for senior officers and employees and in connection with certain employees’ employment and separation agreements.  The restricted Holding Units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years.  As a result, AXA Financial Group’s and the Company’s economic ownership of AllianceBernstein decreased to 44.8% and 35.9%, respectively.  In 2009, as a result of the issuance of these restricted Holding Units, AXA Financial Group and the Company’s Capital in excess of par value decreased by $92.5 million and $65.2 million, respectively, net of applicable taxes, with respective increases in noncontrolling interests of $92.5 million and $65.2 million. On March 1, 2010, AllianceBernstein management announced their intention to make open-market purchases of up to 3.0 million Holding Units, from time to time and at their discretion, to help fund their incentive compensation award program’s obligations.

At December 31, 2009 and 2008, the Company’s beneficial ownership in AllianceBernstein was approximately 35.9% and 37.4%, respectively.  At December 31, 2009, AXA and its subsidiaries’ beneficial ownership in AllianceBernstein was approximately 62.1%.

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

At December 31, 2009 and 2008, respectively, the Insurance Group’s General Account held $1.0 million and $1.8 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities – Revised.  At December 31, 2009 and 2008, respectively, as reported in the consolidated balance sheet, these investments included zero and $0.8 million of fixed maturities (collateralized debt and loan obligations) and $1.0 million and $1.0 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value.  These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary.  These variable interests at December 31, 2009 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs.  The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

Management of AllianceBernstein reviews quarterly its investment management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the entities that AllianceBernstein is required to consolidate under this guidance.  These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.

AllianceBernstein earned investment management fees on client AUM of these entities but derived no other benefit from those assets and cannot utilize those assets in its operations.

At December 31, 2009, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $60.3 million in client assets under management.  However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities.  AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $0.1 million in and prospective investment management fees earned from these entities.

All significant intercompany transactions and balances have been eliminated in consolidation.  The years “2009,” “2008” and “2007” refer to the years ended December 31, 2009, 2008 and 2007, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Accounting Changes

Effective January 1, 2009, the Company adopted the new guidance for presentation of noncontrolling interests in consolidated financial statements and was required to retrospectively conform all prior periods presented to:
●	recharacterize minority interests, previously classified within liabilities, as noncontrolling interests reported as a component of consolidated equity on the balance sheet, and to
●	include total income in net income, with separate disclosure on the face of the consolidated income statement of the attribution of income between controlling and noncontrolling interests.
As a result, total equity at December 31, 2008 increased by $2,896.9 million, representing noncontrolling interest, and total liabilities at December 31, 2008 decreased by $2,896.9 million as a result of the elimination of minority interest.  Additionally, for the year 2008 and 2007 respectively, (loss) earnings from continuing operations, net of income taxes increased by $470.0 million and $702.9 million and net earnings attributable to the noncontrolling interest increased by $470.0 million and $702.9 million.

On a prospective basis, beginning January 1, 2009, this guidance required that increases and decreases in noncontrolling interests be accounted for as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests recognized as a change to the controlling entity’s equity instead of current period gains/losses in the consolidated income statement.  Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.  The Emerging Issues Task Force (“EITF”) subsequently issued related guidance to clarify that insurers would not be required to include majority owned investments when ownership is through a Separate Account in the insurance company's evaluation of whether to consolidate such investments. This consensus is expected to be considered for  finalization during the March 2010 EITF meeting.

Effective January 1, 2009, the Company adopted new guidance for business combinations to be applied prospectively for all future acquisitions. While retaining the requirement to use purchase accounting for all business combinations, this guidance’s new rules include the following:

●
The acquirer will recognize 100% of the fair values of acquired assets and assumed liabilities (with few exceptions) upon initially obtaining control of the target company, and any noncontrolling interest;

●	Contingent consideration will be included in the purchase price consideration on a fair value basis while transaction costs will be expensed as incurred; and
●	Costs expected to be incurred to effect a restructuring plan will be recognized as post-combination expenses.

Beginning second quarter 2009, the Company implemented the new guidance that modified the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For Available for Sale (“AFS”) debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $62.0 million at that date with a corresponding decrease to Accumulated other comprehensive income (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $115.5 equal to the amount of the cumulative effect adjustment, pre-DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

(Loss) earnings from continuing operations, net of income taxes, and Net (loss) earnings attributable to AXA Equitable for 2009 reflected increases of $5.9 million, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, the Company implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, the Company concluded under previous guidance, that markets for certain commercial mortgage-backed securities (“CMBS”) were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS  to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on the Company’s consolidated results of operations or financial position.

At December 31, 2009 and 2008, the fair value of the Company’s CMBS portfolio was $1,489.8 million and $1,674.7 million, respectively.

Effective December 31, 2009, the Company implemented the FASB’s amended guidance on Employers’ Disclosures about Pension and Other Postretirement Benefits which required additional disclosures about plan assets, including more granular disclosure of asset classes, investment strategies and allocations, and measurements of fair value.

Effective January 1, 2008, the Company implemented new guidance which established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefit (“GMIB”) reinsurance asset, resulting in an increase in net income of $68.8 million, related to an increase in the fair value of the GMIB reinsurance asset of $210.6 million, offset by increased DAC amortization of $104.7 million and increased Federal income taxes of $37.1 million.  This increase in the GMIB reinsurance asset’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

Effective January 1, 2008, new guidance permitted entities to elect to measure existing eligible financial assets and liabilities at fair value under the “fair value option.” The objective was to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Management elected not to adopt the fair value option.

On February 12, 2008, the FASB deferred the effective date of the fair value framework for one year for all non-financial assets and non-financial liabilities, including goodwill and other intangible assets, except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually). This deferral delayed the application of this guidance to the Company’s annual impairment testing of goodwill and other intangible assets until December 31, 2009.  The adoption of this guidance did not have a significant impact on the methodologies, assumptions, or inputs used by the Company to measure fair value for these impairment assessments.

Effective December 31, 2008, the Company adopted the new guidance for beneficial interests in securitized financial assets.  This guidance conformed the other-than-temporary impairment assessment for interests in securitized financial assets to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $1,631.1 million and $1,154.9 million, respectively at December 31, 2009 and $1,616.8 million and $1,156.3, respectively at December 31, 2008 were subject to this amendment.  Adoption of this guidance had no impact on the Company’s consolidated results of operations or financial position.

On January 1, 2007, the Company adopted new guidance for accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts.  This guidance requires identification of transactions that result in a substantial change in an insurance contract.  Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement and elections of benefits, features or rights contained within the contract.  If determined that a substantial change has occurred, the related deferred policy acquisition costs (“DAC”) and other related balances must be written off.  The adoption of this guidance did not have a material impact on AXA Financial Group’s consolidated results of operations or financial position.

New Accounting Pronouncements

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

Also issued by the FASB on June 12, 2009 was new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, such as the Company, this new guidance is effective for interim and annual reporting periods beginning January 1, 2010; earlier application is prohibited.  At the date of initial adoption, all existing consolidation conclusions are required to be recalculated under the new guidance, resulting in the reassessment of certain VIEs in which AllianceBernstein has a minimal financial ownership interest for potential consolidated presentation in the Company’s consolidated financial statements, with corresponding offsets to noncontrolling interest. However, on December 4, 2009, in response to concerns raised by the asset management industry, the FASB issued an amendment deferring the effective date of this guidance as would be applied to certain investment funds and for which many of Alliance Bernstein’s VIEs likely will be eligible.  Management is currently evaluating the impact this new guidance may have on the Company.  The adoption of this guidance may require that a significant amount of assets, liabilities, revenues and expenses of certain VIEs in which the Company has a minimal financial ownership interest be included in its consolidated financial statements, with corresponding offsets to noncontrolling interest.

Closed Block

As a result of demutualization, the Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date.  Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.

Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of AXA Equitable.  No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of AXA Equitable’s General Account, any of its Separate Accounts or any affiliate of AXA Equitable without the approval of the Superintendent of The New York State Insurance Department (the “Superintendent”).  Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

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

Investments

The carrying values of fixed maturities classified as available for sale are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment (losses) gains, net.  The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

Mortgage loans on real estate are reported at their unpaid principal balances, net of unamortized discounts and valuation allowances.  Valuation allowances are based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or on its collateral value if the loan is collateral dependent.  However, if foreclosure is or becomes probable, the collateral value measurement method is used.

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

Partnerships, investment companies and joint venture interests that the Company has control of and has a majority economic interest in (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs, are consolidated.  Those that the Company does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity basis of accounting and are reported either with equity real estate or other equity investments, as appropriate. The Company records its interests in certain of these partnerships on a one quarter lag.

Equity securities, which include common stock, and non-redeemable preferred stock classified as available for sale securities, are carried at fair value and are included in other equity investments with changes in fair value reported in comprehensive income (loss).

Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with unrealized gains and losses reported in Net earnings.

Corporate owned life insurance (“COLI”) is purchased by the Company on the lives of certain key employees; certain subsidiaries of the Company are named as beneficiaries under these policies.  COLI is carried at the cash surrender value of the policies.  At December 31, 2009 and 2008, the carrying value of COLI was $720.2 million and $687.3 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

Short-term investments are reported at amortized cost that approximates fair value and are included with other invested assets.

Cash and cash equivalents includes cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less.  Due to the short-term nature of these investments, the recorded value is deemed to approximate fair value.

All securities owned, including United States government and agency securities, mortgage-backed securities and futures and forwards transactions, are reported in the consolidated financial statements on a trade date basis.

Derivatives

The Company has issued and continues to offer certain variable annuity products with Guaranteed Minimum Death Benefit (“GMDB”), GMIB and Guaranteed Withdrawal Benefit For Life (“GWBL”) features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of elections, being higher than what accumulated policyholders account balances would support.  The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts and swaptions.  For both GMDB and GMIB, the Company retains basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, the Company has purchased reinsurance contracts to mitigate the risks associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

Reinsurance contracts covering GMIB exposure, as well as the GWBL features are considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  GMIB reinsurance and GWBL features’ fair values are reported in the consolidated balance sheets in Other assets and Future policy benefits and other policyholders liabilities, respectively.  None of the derivatives used in these programs were designated as qualifying hedges under the guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, beginning in fourth quarter 2008 and continuing in 2009, the Company implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.

Margins (or “spreads”) on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders.  The Company currently uses interest rate floors to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as Treasuries or those issued by government agencies.  At December 31, 2009, the Company held $694.7 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At December 31, 2009, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $266.4 million.  At December 31, 2009, the Company had open exchange-traded futures positions on the 10-year and 30-year U.S. Treasury Note, having initial margin requirements of $59.5 million.  At that same date, the Company had open exchange-trade future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $2.0 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at December 31, 2009 are exchange-traded and net settled daily in cash.

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

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2009, was $598.3 million, for which the Company had posted collateral of $632.3 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on December 31, 2009, the Company would not have been required to post any additional collateral to its counterparties.

Net Investment (Loss) Income, Investment (Losses) Gains, Net and Unrealized Investment Gains (Losses)

Net investment income and realized investment (losses) gains, net (together, “investment results”) related to certain participating group annuity contracts which are passed through to the contractholders are offset by amounts reflected as interest credited to policyholders’ account balances.

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment (losses) gains, net.

Realized and unrealized holding gains (losses) on trading securities are reflected in Net investment income.

Unrealized investment gains (losses) on fixed maturities and equity securities available for sale held by the Company are accounted for as a separate component of accumulated comprehensive income, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Block’s policyholders dividend obligation, DAC related to universal life policies, investment-type products and participating traditional life policies.

Fair Value of Other Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The accounting guidance established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, and identifies three levels of inputs that may be used to measure fair value:

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

At December 31, 2009, investments classified as Level 1 comprise approximately 74.0% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2009, investments classified as Level 2 comprise approximately 23.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At December 31, 2009, approximately $1,907.7 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $168.8 million at December 31, 2009, or approximately 11.4% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts is traded in the over-the-counter (“OTC”) derivative market and is classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $2.2 million at December 31, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at June 30, 2009.

At December 31, 2009, investments classified as Level 3 comprise approximately 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at December 31, 2009 were approximately $365.2 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,706.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2009.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, the Company instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At December 31, 2009, the company continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect changes in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $44.8 million at December 31, 2009 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at December 31, 2009.

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

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In 2009 and 2008, no assets were measured at fair value on a non-recurring basis.

Certain financial instruments are excluded from fair value disclosures, particularly insurance liabilities other than financial guarantees and investment contracts.  Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2009 and 2008.

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral if lower.

Other limited partnership interests and other equity investments, including interests in investment companies, are accounted for under the equity method.

The fair values for the Company’s association plan contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholders’ account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting current market rates.

Fair values for long-term debt are determined using published market values, when available, or contractual cash flows discounted at market interest rates.  The fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk.  The fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to the Company.  The Company’s fair value of short-term borrowings approximates its carrying value.  The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as herein described for such transactions with third-parties.

Recognition of Insurance Income and Related Expenses

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances.  Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

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

For universal life and investment-type products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC amortization.  The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2009, the average gross short-term and long-term annual return estimate is 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations are 15.0% (12.9% net of product weighted average Separate Account fees) and 0% ((2.1%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of December 31, 2009, current projections of future average gross market returns assume a 0% annualized return for the next five quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after eight quarters.

At the end of each accounting period, the present value of estimated gross profits or assessments is updated based on historical and anticipated future experience.  Due primarily to the significant reduction in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Account balances to 9.0%, future estimated gross profits for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products, subject to loss recognition test.

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

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.  At December 31, 2009, the average rate of assumed investment yields, excluding policy loans, was 6.23% grading to 5.5% over 10 years.  Estimated gross margin includes anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments.  Interest rates used in establishing such liabilities range from 2.25% to 10.90% for life insurance liabilities and from 2.25% to 9.98% for annuity liabilities.

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

At December 31, 2009, participating policies, including those in the Closed Block, represent approximately 8.4% ($25.9 billion) of directly written life insurance in-force, net of amounts ceded.

Separate Accounts

Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group.  Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities.  Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk.  Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets.  Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  The assets and liabilities of three Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders.  Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements.

The investment results of Separate Accounts, including unrealized (losses) gains, on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings.  For 2009, 2008 and 2007, investment results of such Separate Accounts were gains (losses) of $15,464.7 million, $(33,912.8) million and $5,347.4 million, respectively.

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

Recognition of Investment Management Revenues and Related Expenses

Commissions, fees and other income principally include the Investment Management segment’s investment advisory and service fees, distribution revenues and institutional research services revenue.  Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by SCB LLC for certain retail, private client and institutional investment client transactions.  Certain investment advisory contracts, including those with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee that is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of or shortfall compared to a stated benchmark over a specified period of time.  Performance-based fees are recorded as revenue at the end of each contract’s measurement period.  Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, for independent research and brokerage-related services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered.  These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds.  Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2009 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2009.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset.  If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, and relates principally to the Bernstein Acquisition and purchases of AllianceBernstein units.  In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.  Based on the 2009 impairment testing performed as of December 31, 2009, management determined that goodwill was not impaired.

Intangible assets related to the Bernstein Acquisition and purchases of AllianceBernstein Units include values assigned to contracts of businesses acquired.  These intangible assets continue to be amortized on a straight-line basis over estimated useful lives of twenty years.

Other intangible assets are tested for impairment quarterly.  Management determined that other intangible assets were not impaired at December 31, 2009.

Other Accounting Policies

Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software that ranges between one and nine years.

AXA Financial and certain of its consolidated subsidiaries, including the Company, file a consolidated Federal income tax return.  Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year.  Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws. At January 1, 2007, as a result of adopting guidance for accounting for uncertainty in income taxes, the Company recognized a $44.8 million positive cumulative effect adjustment to the January 1, 2007 balance of Retained earnings to reflect a decrease in the amount of unrecognized tax benefits.

Discontinued operations include real estate held-for-sale.

Real estate investments meeting the following criteria are classified as real estate held-for-sale:
●	Management having the authority to approve the action commits the organization to a plan to sell the property.
●	The property is available for immediate sale in its present condition subject only to terms that are usual and customary for the sale of such assets.
●	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated and are continuing.
●	The sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year.
●	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
●	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Real estate held-for-sale is stated at depreciated cost less valuation allowances.  Valuation allowances on real estate held-for-sale are computed using the lower of depreciated cost or current estimated fair value, net of disposition costs.  Depreciation is discontinued on real estate held-for-sale.

Real estate held-for-sale is included in the Other assets line in the consolidated balance sheets.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2009 were not significant.

3)        INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides additional information for fixed maturities and equity securities classified as available for sale:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

December 31, 2009:
Fixed Maturities:
Corporate	$19,437.7	$991.5	$235.1	$20,194.1	$.7
U.S. Treasury, government
and agency	1,830.1	12.4	152.5	1,690.0	-
States and political
subdivisions	388.6	7.3	14.2	381.7	-
Foreign governments	270.4	32.0	.1	302.3	-
Commercial mortgage-backed	1,979.6	2.2	492.0	1,489.8	1.8
Residential mortgage-backed (1)	1,604.6	46.2	.2	1,650.6	-
Asset-backed (2)	278.2	10.9	21.4	267.7	7.9
Redeemable preferred stock	1,707.6	8.5	222.1	1,494.0	-
Total Fixed Maturities	27,496.8	1,111.0	1,137.6	27,470.2	10.4

Equity securities	43.9	9.7	-	53.6	-

Total at December 31, 2009	$27,540.7	$1,120.7	$1,137.6	$27,523.8	$10.4

December 31, 2008
Fixed Maturities:
Corporate	$18,696.8	$232.2	$1,713.9	$17,215.1
U.S. Treasury, government
and agency	1,054.7	279.5	-	1,334.2
States and political
subdivisions	181.5	12.0	9.1	184.4
Foreign governments	214.3	37.3	5.6	246.0
Commercial mortgage-backed	2,215.5	4.0	544.8	1,674.7
Residential mortgage-backed (1)	1,679.0	60.5	.4	1,739.1
Asset-backed (2)	348.3	12.1	34.7	325.7
Redeemable preferred stock	1,820.9	1.0	710.1	1,111.8
Total Fixed Maturities	26,211.0	638.6	3,018.6	23,831.0

Equity securities	31.7	-	4.9	26.8

Total at December 31, 2008	$26,242.7	$638.6	$3,023.5	$23,857.8

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings as a result of the adoption of new guidance on April 1, 2009.

At December 31, 2009 and 2008, respectively, the Company had trading fixed maturities with an amortized cost of $114.6 million and $79.6 million and carrying values of $125.9 million and $76.2 million.  Gross unrealized gains on trading fixed maturities were $12.3 million and $0.1 million and gross unrealized losses were $1.0 million and $3.5 million for 2009 and 2008, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2009 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$874.9	$898.9
Due in years two through five	8,840.9	9,275.7
Due in years six through ten	7,875.1	8,093.2
Due after ten years	4,335.9	4,300.3
Subtotal	21,926.8	22,568.1
Commercial mortgage-backed bonds	1,979.6	1,489.8
Residential mortgage-backed bonds	1,604.6	1,650.6
Asset-backed bonds	278.2	267.7
Total	$25,789.2	$25,976.2

During 2009, the Company recognized OTTI of $171.3 million on AFS fixed maturities, comprised of $165.4 million credit losses recognized in earnings and $5.9 million non-credit losses recognized in OCI.  An additional $3.1 million OTTI was recognized in earnings related to AFS fixed maturities that the Company intended to sell or expected to be required to sell prior to recovering their amortized cost.  No OTTI was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at March 31, 2009	$-
Cumulative adjustment related to implementing new guidance on April 1, 2009	(121.7)
Impact of Consolidation of Wind-up Annuities business	(5.6)
Previously recognized impairments on securities that matured, paid, prepaid or sold	147.2
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(143.3)
Additional impairments this period on securities previously impaired	(22.1)
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at December 31, 2009	$(145.5)

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as available-for-sale are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	December 31,	December 31,
	2009	2008
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(10.9)	$-
All other	(15.7)	(2,380.0)
Equity securities	9.7	(4.9)
Net Unrealized Losses	$(16.9)	$(2,384.9)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net (loss) earnings for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing new guidance on April 1, 2009	(7.0)	.8	-	2.2	(4.0)
Net investment gains (losses) arising during the period	(21.4)	-	-	-	(21.4)
Reclassification adjustment for OTTI (losses):
Included in Net (loss) earnings	22.1	-	-	-	22.1
Excluded from Net (loss) earnings (1)	(4.6)	-	-	-	(4.6)
Impact of net unrealized investment gains (losses) on:
DAC	-	4.8	-	-	4.8
Deferred income taxes	-	-	-	(.3)	(.3)
Policyholders liabilities	-	-	-	-	-
Impact of consolidation of Wind-up Annuity business	-	-	-	-	-
Balance, December 31, 2009	$(10.9)	$5.6	$-	$1.9	$(3.4)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance January 1, 2009	$(2,384.9)	$553.6	$-	$681.3	$(1,150.0)
Cumulative impact of implementing new guidance on April 1, 2009	(108.5)	19.2	-	31.2	(58.1)
Net investment gains (losses) arising during the period	2,657.4	-	-	-	2,657.4
Reclassification adjustment for OTTI (losses):
Included in Net (loss) earnings	(115.1)	-	-	-	(115.1)
Excluded from Net (loss) earnings (1)	4.6	-	-	-	4.6
Impact of net unrealized investment gains (losses) on:
DAC	-	(601.7)	-	-	(601.7)
Deferred income taxes	-	-	-	(715.0)	(715.0)
Policyholders liabilities	-	-	-	-	-
Impact of consolidation of Wind-up Annuities business	(59.6)	-	-	-	(59.6)
Balance, December 31, 2009	$(6.1)	$(28.9)	$-	$(2.5)	$(37.5)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 744 issues at December 31, 2009 and 1,373 issues at December 31, 2008 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$2,043.5	$(53.9)	$2,022.3	$(181.2)	$4,065.8	$(235.1)
U.S. Treasury,
government and agency	1,591.7	(152.4)	-	-	1,591.7	(152.4)
States and political subdivisions	209.7	(10.5)	23.5	(3.7)	233.2	(14.2)
Foreign governments	41.0	(.1)	5.1	-	46.1	(.1)
Commercial mortgage-backed	33.6	(15.7)	1,348.8	(476.2)	1,382.4	(491.9)
Residential mortgage-backed	54.1	(.1)	2.4	(.2)	56.5	(.3)
Asset-backed	48.6	(8.5)	68.6	(12.9)	117.2	(21.4)
Redeemable
preferred stock	51.2	(6.6)	1,283.3	(215.6)	1,334.5	(222.2)

Total	$4,073.4	$(247.8)	$4,754.0	$(889.8)	$8,827.4	$(1,137.6)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance on April 1, 2009.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$8,475.3	$(985.0)	$3,489.6	$(728.9)	$11,964.9	$(1,713.9)
U.S. Treasury,
government and agency	-	-	-	-	-	-
States and political subdivisions	52.2	(6.6)	17.7	(2.5)	69.9	(9.1)
Foreign governments	70.0	(5.6)	-	-	70.0	(5.6)
Commercial mortgage-backed	308.7	(19.4)	1,342.5	(525.4)	1,651.2	(544.8)
Residential mortgage-backed	.1	-	3.7	(.5)	3.8	(.5)
Asset-backed	71.1	(6.7)	63.5	(28.0)	134.6	(34.7)
Redeemable
preferred stock	510.0	(343.5)	521.8	(366.6)	1,031.8	(710.1)

Total	$9,487.4	$(1,366.8)	$5,438.8	$(1,651.9)	$14,926.2	$(3,018.7)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.39% of total investments.  The largest exposures to a single issuer of corporate securities held at December 31, 2009 and 2008 were $149.8 million and $207.9 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2009 and 2008, respectively, approximately $2,211.7 million and $900.4 million, or 8.0% and 3.5%, of the $27,496.8 million and $26,211.0 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $455.9 million and $214.2 million at December 31, 2009 and 2008, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At December 31, 2009, the Company owned $37.0 million in RMBS backed by subprime residential mortgage loans, and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2009, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $20.6 million.

For 2009, 2008 and 2007, respectively, investment income is shown net of investment expenses of $77.5 million, $101.3 million and $272.5 million.

At December 31, 2009 and 2008, respectively, the Company’s trading account securities had amortized costs of $331.7 million and $514.5 million and fair values of $484.6 million and $322.7 million.  At December 31, 2009 and 2008, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $37.6 million and $38.5 million and costs of $34.9 million and $43.9 million as well as other equity securities with carrying values of $53.6 million and $26.8 million and costs of $43.9 million and $31.7 million.

In 2009, 2008 and 2007, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $133.1 million, $(387.8) million and $35.6 million, respectively, were included in Net investment income in the consolidated statements of earnings.

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified.  The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to zero at December 31, 2009 and 2008, respectively.  Gross interest income on these loans included in net investment income totaled zero, zero and $3.9 million in 2009, 2008 and 2007, respectively.  Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans was  $3.3 million in 2007; there were no such amounts in 2009 and 2008.

During 2009, 2008 and 2007, respectively, the Company’s average recorded investment in impaired mortgage loans was $0.1 million, $7.4 million and $49.1 million.  Interest income recognized on these impaired mortgage loans totaled $0.6 million and $4.5 million for 2008 and 2007, respectively; there was no such amount in 2009.

At December 31, 2009 and 2008, respectively, there were no mortgage loans on real estate that had been classified as nonaccrual loans.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through direct ownership and through investments in real estate joint ventures.  At December 31, 2009 and 2008, respectively, the Company owned no real estate acquired in satisfaction of debt.  During 2009, 2008 and 2007 no real estate was acquired in satisfaction of debt.

Accumulated depreciation on real estate was zero and $189.8 million at December 31, 2009 and 2008, respectively.  Depreciation expense on real estate totaled $9.2 million, $12.8 million and $14.2 million for 2009, 2008 and 2007, respectively.

Valuation Allowances for Mortgage Loans and Equity Real Estate

There were no investment valuation allowances for mortgage loans and equity real estate at December 31, 2009.  Investment valuation allowances for mortgage loans and equity real estate at December 31, 2008 and 2007 follows:

	2008	2007
	(In Millions)
Balances, beginning of year	$1.4	$21.0
Additions charged to income	-	20.9
Deductions for writedowns and
asset dispositions	(1.4)	(40.5)
Balances, End of Year	$-	$1.4

Balances, end of year comprise:
Mortgage loans on real estate	$-	$1.4
Total	$-	$1.4

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,308.4 million and $1,414.6 million, respectively, at December 31, 2009 and 2008.  Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $90.6 million and $48.3 million, respectively, at December 31, 2009 and 2008.  The Company’s total equity in net (losses) earnings for these real estate joint ventures and limited partnership interests was $(77.6) million, $(58.1) million and $237.1 million, respectively, for 2009, 2008 and 2007.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10.0 million or greater and an equity interest of 10% or greater (3 and 4 individual ventures at December 31, 2009 and 2008, respectively) and the Company’s carrying value and equity in net (loss) earnings for those real estate joint ventures and limited partnership interests:

	December 31,
	2009	2008
	(In Millions)

BALANCE SHEETS
Investments in real estate, at depreciated cost	$546.6	$318.2
Investments in securities, generally at fair value	33.9	47.3
Cash and cash equivalents	20.6	7.8
Other assets	.8	8.7
Total Assets	$601.9	$382.0

Borrowed funds - third party	$309.5	$190.3
Other liabilities	15.1	3.1
Total liabilities	324.6	193.4

Partners’ capital	277.3	188.6
Total Liabilities and Partners’ Capital	$601.9	$382.0

The Company’s Carrying Value in Those Entities Included Above	$155.4	$110.6

	2009	2008	2007
	(In Millions)

STATEMENTS OF EARNINGS
Revenues of real estate joint ventures	$30.3	$59.9	$77.5
Net revenues of other limited partnership interests	(5.4)	-	15.3
Interest expense – third party	(6.8)	(14.1)	(18.2)
Other expenses	(17.4)	(37.3)	(43.8)
Net Earnings	$.7	$8.5	$30.8

The Company’s Equity in Net (Loss) Earnings of Those Entities Included Above	$(2.4)	$12.3	$24.6

Derivatives

The table below presents quantitative disclosures about the Company’s derivative instruments at December 31, 2009, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
At or For the Year Ended December 31, 2009

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Net (Loss) Earnings
		(In Millions)
Freestanding derivatives:
Equity contracts(1):
Futures	$3,399.4	$-	$-	$(1,141.5)
Swaps	801.0	.8	19.1	(270.7)
Options	11,650.0	920.1	1,138.6	(817.6)

Interest rate contracts (1):
Floors	15,000.0	299.6	-	(128.2)
Swaps	2,100.0	86.2	24.8	(178.4)
Futures	3,790.9	-	-	(526.1)
Swaptions	1,200.0	44.6	-	(16.9)

Other freestanding contracts (2):	-	-	-	-

Net investment loss				(3,079.4)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	2,255.8	-	(2,565.9)

GWBL features (3)	-	-	54.9	217.7

Balances, Dec. 31, 2009	$37,941.3	$3,607.1	$1,237.4	$(5,427.9)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill related to AllianceBernstein totaled $3,410.5 million and $3,413.8 million at December 31, 2009 and 2008, respectively.  The Company tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  In accordance with the accounting guidance, the Company determined that goodwill was not impaired at December 31, 2009 and 2008 as the fair value of its investment in AllianceBernstein, the reporting unit, exceeded its carrying value at each respective measurement date.

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its AllianceBernstein reporting unit for purpose of goodwill impairment testing.  The estimated fair value is determined using a discounted cash flow valuation technique consisting of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value.  In these tests, the discounted expected cash flow model uses AllianceBernstein’s current business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows for the first four years and a compounded annual growth rate thereafter.  The resulting amount, net of noncontrolling interest, was tax-effected to reflect taxes incurred at the Company level.  At December 31, 2009, the impairment test indicated that goodwill was not impaired.

The gross carrying amount of AllianceBernstein related intangible assets were $555.4 million and $553.8 million at December 31, 2009 and 2008, respectively and the accumulated amortization of these intangible assets were $289.4 million and $265.3 million at December 31, 2009 and 2008, respectively.  Amortization expense related to the AllianceBernstein intangible assets totaled $24.1 million, $23.7 million and $23.5 million for 2009, 2008 and 2007, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $22.0 million.  AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Each quarter, significant assumptions used to estimate the expected cash flows from these intangible assets, primarily investment management contracts, are updated to reflect management’s consideration of current market conditions on expectations made with respect to customer account attrition and asset growth rates.  As of December 31, 2009, AllianceBernstein determined that these intangible assets were not impaired.

At December 31, 2009 and 2008, respectively, net deferred sales commissions totaled $90.2 million and $113.5 million and are included within the Investment Management segment’s Other assets.  The estimated amortization expense of deferred sales commissions based on the December 31, 2009 net asset balance for each of the next five years is $41.2 million, $24.7 million, $15.2 million, $7.9 million and $1.1 million.  AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization.  Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates.  As of December 31, 2009, AllianceBernstein determined that the deferred sales commission asset was not impaired.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, AllianceBernstein’s assets under management, revenues, profitability, and unit price likely would be adversely affected.  As a result, more frequent impairment testing may be required and potentially could result in an impairment of the goodwill, intangible assets, and/or deferred sales commission asset attributable to AllianceBernstein. In addition, subsequent impairment testing may be based upon different assumptions and future cash flow projections than used at December 31, 2009 as management’s current business plan could be negatively impacted by other risks to which AllianceBernstein’s business is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries.  Any impairment would reduce the recorded goodwill, intangible assets, and/or deferred sales commission asset amounts with a corresponding charge to earnings.

5)           CLOSED BLOCK

Summarized financial information for the Closed Block is as follows:

	December 31,
	2009	2008
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,411.7	$8,544.8
Other liabilities	69.8	71.3
Total Closed Block liabilities	8,481.5	8,616.1

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,575.5 and $5,517.6)	5,631.2	5,041.5
Mortgage loans on real estate	1,028.5	1,107.1
Policy loans	1,157.5	1,180.3
Cash and other invested assets	68.2	104.2
Other assets	264.1	472.4
Total assets designated to the Closed Block	8,149.5	7,905.5

Excess of Closed Block liabilities over assets designated to the Closed Block	332.0	710.6

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(23.4) and $166.4	43.6	(309.2)

Maximum Future Earnings To Be Recognized From
Closed Block Assets and Liabilities	$375.6	$401.4

Closed Block revenues and expenses were as follows:

	2009	2008	2007
	(In Millions)
REVENUES:
Premiums and other income	$381.9	$392.6	$409.6
Investment income (net of investment
expenses of $.1, $1.1, and $.2)	481.6	496.0	501.8
Investment (losses) gains, net: Total OTTI losses	(10.0)	(45.8)	(3.0)
Portion of loss recognized in other comprehensive income	.2	-
Net impairment losses recognized	(9.8)	(45.8)	(3.0)
Other investment gains (losses), net	.4	(1.7)	10.9
Total investment (losses) gains, net	(9.4)	(47.5)	7.9
Total revenues	854.1	841.1	919.3

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	811.7	818.7	828.2
Other operating costs and expenses	2.6	7.4	2.7
Total benefits and other deductions	814.3	826.1	830.9

Net revenues before income taxes	39.8	15.0	88.4
Income tax expense	(14.0)	(5.2)	(31.0)
Net Revenues	$25.8	$9.8	$57.4

The balance for policyholder dividend obligation for both December 31, 2009 and December 31, 2008 was zero.

During 2009, 2008 and 2007, the Closed Block’s average recorded investment in impaired mortgage loans were zero, $0.4 million and $36.3 million, respectively.  Interest income recognized on these impaired mortgage loans totaled zero, zero and $3.9 million for 2009, 2008 and 2007, respectively.

There were no valuation allowances on mortgage loans at December 31, 2009 and 2008.  Writedowns of fixed maturities were $9.8 million, $45.8 million and $3.0 million for 2009, 2008 and 2007, respectively.

6)            CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2009	2008
	(In Millions)

Balance, beginning of year	$807.9	$754.2
Contractholder bonus interest credits deferred	60.6	137.6
Amortization charged to income	(73.6)	(83.9)
Balance, End of Year	$794.9	$807.9

7)	FAIR VALUE DISCLOSURES

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the dates indicated:

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$19,728.5	$465.6	$20,194.1
U.S. Treasury, government
and agency	-	1,690.0	-	1,690.0
States and political subdivisions	-	334.3	47.4	381.7
Foreign governments	-	281.6	20.7	302.3
Commercial mortgage-backed(1)	-	-	1,489.8	1,489.8
Residential mortgage-backed(1)	-	1,650.6	-	1,650.6
Asset-backed(2)	-	50.6	217.1	267.7
Redeemable preferred stock	190.6	1,291.0	12.4	1,494.0
Subtotal	190.6	25,026.6	2,253.0	27,470.2
Other equity investments	90.3	-	.9	91.2
Trading securities	423.0	60.9	.7	484.6
Other invested assets	-	(36.3)	299.6	263.3
Cash equivalents	1,366.5	-	-	1,366.5
Segregated securities	-	985.7	-	985.7
GMIB reinsurance contracts	-	-	2,255.8	2,255.8
Separate Accounts’ assets	82,102.3	1,684.5	229.7	84,016.5
Total Assets	$84,172.7	$27,721.4	$5,039.7	$116,933.8

Liabilities
GWBL features’ liability	$-	$-	$54.9	$54.9
Total Liabilities	$-	$-	$54.9	$54.9

(1)   Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale	$149.9	$21,256.7	$2,424.4	$23,831.0
Other equity investments	63.4	-	2.0	65.4
Trading securities	322.6	-	.1	322.7
Other invested assets	31.1	419.0	547.0	997.1
Loans to affiliates	-	588.3	-	588.3
Cash equivalents	1,832.3	-	-	1,832.3
Segregated securities	-	2,572.6	-	2,572.6
GMIB reinsurance contracts	-	-	4,821.7	4,821.7
Separate Accounts’ assets	66,044.4	1,248.3	334.3	67,627.0
Total Assets	$68,443.7	$26,084.9	$8,129.5	$102,658.1

Liabilities
GWBL features’ liability	$-	$-	$272.6	$272.6
Total Liabilities	$-	$-	$272.6	$272.6

The table below presents a reconciliation for all Level 3 assets at December 31, 2009 and 2008, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub-divisions	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed

Balance, January 1, 2009	$411.1	$-	$64.0	$55.4	$1,587.3	$-	$304.1
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	1.9	-	-	-	3.1	-	(1.7)
Investment (losses), net	(40.4)	-	-	-	(23.8)	-	(19.6)
(Decrease) increase in the fair value of the reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(38.5)	-	-	-	(20.7)	-	(21.3)
Other comprehensive income (loss)	13.9	-	2.5	(7.2)	49.1	-	20.3
Purchases/issuances	107.1	-	1.0	-	-	-	-
Sales/settlements	(41.5)	-	(.2)	(.8)	(127.3)	-	(47.9)
Transfers into/out of Level 3 (2)	13.5	-	(46.6)	-	1.4	-	(38.1)
Balance, Dec. 31, 2009	$465.6	$-	$20.7	$47.4	$1,489.8	$-	$217.1

(1)	Includes Trading Securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable preferred stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability

Balance, January 1, 2009	$2.5	$2.1	$547.0	$4,821.7	$334.3	$272.6
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	-	-	(357.2)	-	-	-
Investment (losses), net	(45.1)	-	-	-	(94.8)	-
(Decrease) increase in the fair value of the reinsurance contracts	-	-	-	(2,746.3)	-	-
Policyholders’ benefits	-	-	-	-	-	(229.6)
Subtotal	(45.1)	-	(357.2)	(2,746.3)	(94.8)	(229.6)

Other comprehensive income (loss)	34.1	-	-	-	-	-
Purchases/issuances			-	180.4	1.2	11.9
Sales/settlements	-	(1.2)	109.8	-	(7.3)	-
Transfers into/out of Level 3 (2)	20.9	.7	-	-	(3.7)	-
Balance, Dec. 31, 2009	$12.4	$1.6	$299.6	$2,255.8	$229.7	$54.9

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed
	Maturities	Other	Other	GMIB	Separate	GWBL
	Available	Equity	Invested	Reinsurance	Accounts	Features
	For Sale	Investments(1)	Assets	Asset	Assets	Liability

Balance, Dec. 31, 2007	$2,503.4	$3.0	$160.9	$124.7	$40.8	$-
Impact of adopting fair value guidance, included in earnings	-	-	-	210.6	-	-
Balance, Jan. 1, 2008	2,503.4	3.0	160.9	335.3	40.8	-
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	3.3	-	359.3	-	-	-
Investment (losses)
gains, net	(144.5)	(1.1)	-	-	(17.4)	-
Commissions, fees and
other income	-	-	-	3,571.2	-	-
Policyholders’ benefits	-	-	-	-	-	265.2
Subtotal	(141.2)	(1.1)	359.3	3,571.2	(17.4)	265.2
Other comprehensive
(loss) income	(384.6)	.6	-	-	-	-
Purchases/issuances and
sales/settlements, net	(85.6)	(.4)	26.8	915.2	248.6	7.4
Transfers into/out of
Level 3(2)	532.4	-	-	-	62.3	-
Balance, Dec. 31, 2008	$2,424.4	$2.1	$547.0	$4,821.7	$334.3	$272.6

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2009 and 2008 by category for Level 3 assets still held at December 31, 2009 and 2008, respectively:

	Earnings
		Investment	Change in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holders’
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Full Year 2009
Still Held at December 31, 2009:
Change in unrealized gains
or losses
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$(2.2)	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(7.3)	-
Foreign governments	-	-	-	2.5	-
Commercial
mortgage-backed	-	-	-	36.8	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	7.1	-
Redeemable preferred stock	-	-	-	34.1	-
Subtotal	-	-	-	71.0	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	0.2	-
Other invested assets	(247.4)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(2,565.9)	-	-
Separate Accounts’ assets	-	(95.5)	-	-	-
GWBL features’ liability	-	-	-	-	217.7
Total	$(247.4)	$(95.5)	$(2,565.9)	$71.2	$217.7

	Earnings
	Net Investment Income	Investment Gains (Losses), Net	Change in Fair Value of Reinsurance Contracts	OCI	Policy-holders’ Benefits
			(In Millions)
Full Year 2008
Still Held at December 31, 2008:
Change in unrealized gains or losses
Fixed maturities, available-for-sale	$-	$-	$-	$(394.1)	$-
Other equity investments	-	-	-	.6	-
Other invested assets	386.1	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	3,571.2	-	-
Separate Accounts’ assets	-	(16.6)	-	-	-
GWBL features’ liability	-	-	-	-	265.2
Total	$386.1	$(16.6)	$3,571.2	$(393.5)	$265.2

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At December 31, 2009 and 2008, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3, 6, 11 and 17 are presented below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$3,554.8	$3,547.4	$3,673.9	$3,624.5
Other limited partnership interests	1,308.4	1,308.4	1,414.6	1,414.6
Policyholders liabilities:
Investment contracts	2,721.0	2,729.4	3,072.9	3,162.5
Loans to Affiliates	1,048.3	1,077.2	588.3	588.3
Long-term debt	199.9	226.0	199.9	190.8

Closed Blocks:
Mortgage loans on real estate	$1,028.5	$1,021.2	$1,107.1	$1,102.6
Other equity investments	1.5	1.5	2.7	2.7
SCNILC liability	7.6	7.6	8.6	8.6

Wind-up Annuities(1):
Mortgage loans on real estate	$-	$-	$1.2	$1.3
Other equity investments	-	-	1.3	1.3
Guaranteed interest contracts	-	-	5.5	6.2

(1)
At December 31, 2009, the remaining assets and liabilities of the group non-participating wind-up annuity line of business (“Wind-up Annuities”) were consolidated into the Company’s consolidated balance sheet on a line by line basis.  At December 31, 2009 Wind-up Annuities had mortgage loans on real estate with a carrying value of $150.4 million and fair value of $156.4 million; other equity investment, with a carrying value and fair value of $1.3 million and guaranteed interest  contracts with a carrying value of $5.4 million and a fair value of $5.6 million.

8)           GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB, and/or GWBL features in-force that guarantee one of the following:

●	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

●
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

●	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

●	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit which may include a five year or annual reset; or

●	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2007	$163.7	$228.3	$392.0
Paid guarantee benefits	(30.6)	(2.7)	(33.3)
Other changes in reserve	120.0	84.3	204.3
Balance at December 31, 2007	253.1	309.9	563.0
Paid guarantee benefits	(72.8)	(8.2)	(81.0)
Other changes in reserve	800.6	1,678.2	2,478.8
Balance at December 31, 2008	980.9	1,979.9	2,960.8
Paid guarantee benefits	(249.1)	(57.6)	(306.7)
Other changes in reserve	354.7	(309.4)	45.3
Balance at December 31, 2009	$1,086.5	$1,612.9	$2,699.4

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2007	$23.6
Paid guarantee benefits ceded	(7.6)
Other changes in reserve	11.5
Balance at December 31, 2007	27.5
Paid guarantee benefits	(7.1)
Other changes in reserve	306.9
Balance at December 31, 2008	327.3
Paid guarantee benefits	(86.6)
Other changes in reserve	164.3
Balance at December 31, 2009	$405.0

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2009 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$11,156	$279	$161	$531	$12,127
Separate Accounts	$25,729	$6,944	$4,231	$31,686	$68,590
Net amount at risk, gross	$2,444	$1,728	$2,861	$10,511	$17,544
Net amount at risk, net of amounts reinsured	$2,444	$1,102	$1,933	$4,357	$9,836
Average attained age of contractholders	49.7	62.3	67.0	62.5	53.4
Percentage of contractholders over age 70	7.6%	24.8%	41.8%	23.8%	12.9%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$36	$775	$811
Separate Accounts	N/A	N/A	$2,836	$43,484	$46,320
Net amount at risk, gross	N/A	N/A	$1,318	$1,027	$2,345
Net amount at risk, net of amounts reinsured	N/A	N/A	$386	$253	$639
Weighted average years remaining until annuitization	N/A	N/A	1.1	7.0	6.5
Range of contractually specified interest rates	N/A	N/A	3% -6%	3% - 6.5%	3% - 6.5%
The GWBL related liability was $54.9 million at December 31, 2009; which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature over a range of market consistent economic scenarios.

B)  Separate Account Investments by Investment Category Underlying GMDB and GMIB Features

The total account values of variable annuity contracts with GMDB and GMIB features include amounts allocated to the guaranteed interest option, which is part of the General Account and variable investment options that invest through Separate Accounts in variable insurance trusts.  The following table presents the aggregate fair value of assets, by major investment category, held by Separate Accounts that support variable annuity contracts with GMDB and GMIB benefits and guarantees.  The investment performance of the assets impacts the related account values and, consequently, the net amount of risk associated with the GMDB and GMIB benefits and guarantees.  Since variable annuity contracts with GMDB benefits and guarantees may also offer GMIB benefits and guarantees in each contract, the GMDB and GMIB amounts listed are not mutually exclusive:

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2009	2008
	(In Millions)

GMDB:
Equity	$41,447	$30,428
Fixed income	3,957	3,745
Balanced	20,940	17,469
Other	2,246	2,410
Total	$68,590	$54,052

GMIB:
Equity	$27,837	$19,138
Fixed income	2,514	2,219
Balanced	15,351	12,887
Other	618	1,272
Total	$46,320	$35,516

C)  Hedging Programs for GMDB, GWBL and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded futures contracts, options and interest rate swap and floor contracts as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges such economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At December 31, 2009, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $36.45 billion and $6.99 billion, respectively, with the GMDB feature and $17.98 billion and $260.0 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2007	$66.8	$(47.9)	$18.9
Other changes in reserves	68.2	(59.7)	8.5
Balance at December 31, 2007	135.0	(107.6)	27.4
Other changes in reserves	68.0	(45.0)	23.0
Balance at December 31, 2008	203.0	(152.6)	50.4
Other changes in reserves	52.0	(21.0)	31.0
Balance at December 31, 2009	$255.0	$(173.6)	$81.4

9)            REINSURANCE AGREEMENTS

The Insurance Group assumes and cedes reinsurance with other insurance companies.  The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.  Ceded reinsurance does not relieve the originating insurer of liability.

The Insurance Group reinsures most of its new variable life, universal life and term life policies on an excess of retention basis.  The Insurance Group maintains a maximum retention on each single life policy of $25.0 million and on each second-to-die policy of $30.0 million with the excess 100% reinsured.  The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.

At December 31, 2009, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 6.5% and 37.4%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 72.8% of its current liability exposure resulting from the GMIB feature.  See Note 8.

Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives, at December 31, 2009 and 2008 were $2,255.8 million and $4,821.7 million, respectively.  The (decreases) increases in estimated fair value were $(2,565.9) million, $1,566.8 million and $6.9 million for 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $3,028.2 million and $2,897.2 million.  Reinsurance payables related to insurance contracts totaling $79.7 million and $62.7 million are included in other liabilities in the consolidated balance sheets at December 31, 2009 and 2008, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer.  Insurance liabilities ceded totaled $207.0 million and $236.8 million at December 31, 2009 and 2008, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers.  Reinsurance assumed reserves at December 31, 2009 and 2008 were $648.1 million and $732.3 million, respectively.

The following table summarizes the effect of reinsurance:

	2009	2008	2007
	(In Millions)

Direct premiums	$838.2	$848.3	$855.1
Reinsurance assumed	202.0	193.8	193.0
Reinsurance ceded	(609.1)	(283.5)	(243.2)
Premiums	$431.1	$758.6	$804.9

Universal Life and Investment-type Product
Policy Fee Income Ceded	$197.1	$169.1	$153.9
Policyholders’ Benefits Ceded	$485.2	$1,221.8	$510.7
Interest Credited to Policyholders’ Account
Balances Ceded	$-	$33.2	$56.1

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $92.0 million and $94.4 million at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, respectively, $1,667.4 million and $1,680.8 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group.  Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2009	2008	2007
	(In Millions)

Incurred benefits related to current year	$37.6	$35.5	$32.9
Incurred benefits related to prior years	6.4	4.2	13.2
Total Incurred Benefits	$44.0	$39.7	$46.1

Benefits paid related to current year	$12.7	$10.8	$11.9
Benefits paid related to prior years	34.1	28.8	32.8
Total Benefits Paid	$46.8	$39.6	$44.7

10)          SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2009	2008
	(In Millions)
Short-term debt:
AllianceBernstein commercial paper
(with interest rates of 0.2% and 1.8%)	$249.1	$284.8
Total short-term debt	249.1	284.8

Long-term debt:
AXA Equitable:
Surplus Notes, 7.70%, due 2015	199.9	199.8
Total long-term debt	199.9	199.8

Total Short-term and Long-term Debt	$449.0	$484.6

Short-term Debt

On September 23, 2008, AXA Equitable repaid its $350.0 million promissory note, $101.7 million of which was included in Wind-up Annuities discontinued operations.

On July 17, 2008, AXA Equitable was accepted as a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable purchased stock to meet their membership requirement ($12.9 million, as of December 31, 2009).  Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s borrowing capacity with FHLBNY is $1.00 billion.  As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2009, there were no outstanding borrowings from FHLBNY.

As of December 31, 2009, SCB LLC maintained four separate uncommitted credit facilities with various banks totaling $525.0 million.  In addition, SCB LLC has two lines of credit with a commercial bank as of December 31, 2009 and December 31, 2008, one for $75.0 million secured by U.S. Treasury Bills and a second for $50.0 million secured by pledges of equity securities.

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

AllianceBernstein has a $1,000.0 million five-year revolving credit facility with a group of commercial banks and other lenders that expires in 2011.  The revolving credit facility is intended to provide back-up liquidity for their $1,000.0 million commercial paper program although they borrow directly under the facility from time to time.  Under the revolving credit facility, the interest rate, at the option of AllianceBernstein, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.  The revolving credit facility contains covenants that, among other things, require AllianceBernstein to meet certain financial ratios.  Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.  AllianceBernstein was in compliance with the covenants as of December 31, 2009.

Long-term Debt

At December 31, 2009, the Company was not in breach of any long-term debt covenants.

11)         RELATED PARTY TRANSACTIONS

Loans to Affiliates

In September 2007, AXA issued $650.0 million in 5.40% senior unsecured notes to AXA Equitable.  These notes pay interest semi-annually and mature on September 30, 2012.

Loans from Affiliates

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

Other Transactions

On June 17, 2009, AXA Equitable’s continuing operations and its discontinued Wind-up Annuities business sold a jointly owned real estate property valued at $1.10 billion to a non-insurance subsidiary of AXA

Financial in exchange for $700.0 million in cash and $400.0 million in 8% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets.  The $438.9 million after-tax excess of the property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $56.3 million, $76.2 million and $63.1 million, respectively, for 2009, 2008 and 2007.

In 2009, 2008 and 2007, respectively, the Company paid AXA Distribution and its subsidiaries $634.0 million, $754.2 million and $806.9 million of commissions and fees for sales of insurance products.  The Company charged AXA Distribution’s subsidiaries $402.4 million, $320.5 million and $340.2 million, respectively, for their applicable share of operating expenses in 2009, 2008 and 2007, pursuant to the Agreements for Services.

In fourth quarter 2008, AXA Equitable reinsured the GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 with AXA Financial (Bermuda) Ltd. (“AXA Bermuda”), an affiliate that is an indirect wholly owned subsidiary of AXA Financial.  AXA Equitable transferred cash and derivative instruments with a fair value of $6,892.5 million equal to the market value of the insurance liabilities assumed by AXA Bermuda on October 1, 2008 and income derived from the hedges related to these riders for the period from October through December 2008, to that entity.  AXA Bermuda will manage the dynamic hedging program to mitigate risks related to the reinsured riders.  In fourth quarter 2008, AXA Equitable recorded a GMDB reinsurance recoverable and a GMIB reinsurance asset totaling $3,385.7 resulting in a cost of reinsurance of $3,506.8 million.  The cost of this arrangement has been deferred and will be amortized over the life of the underlying annuity contracts.  Amortization of the cost in 2010 is expected to be approximately $348.0 million.

Various AXA affiliates cede a portion of their life and health insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retroceded a quota share portion of these risks to AXA Equitable on a one-year term basis.  Premiums earned in 2009, 2008 and 2007 under this arrangement totaled approximately $0.6 million, zero and $1.7 million, respectively.  Claims and expenses paid in 2009, 2008 and 2007 were $0.5 million, zero and $1.1 million, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements.  AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $152.0 million, $157.8 million and $143.6 million in 2009, 2008 and 2007, respectively.  Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $50.3 million, $63.0 million and $58.4 million in 2009, 2008 and 2007, respectively.  The net receivable related to these contracts was approximately $5.6 million and $3.4 million at December 31, 2009 and 2008, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein.  These revenues are described below:

	2009	2008	2007
	(In Millions)

Investment advisory and services fees	$658.5	$870.5	$1,027.6
Distribution revenues	277.3	378.4	473.4
Other revenues - shareholder servicing fees	90.1	99.0	103.6
Other revenues - other	7.0	6.9	6.5
Institutional research services	1.1	1.2	1.6

12)         EMPLOYEE BENEFIT PLANS

The Company (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and certain agents.  These pension plans are non-contributory and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans.  AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000.  AllianceBernstein’s benefits are based on years of credited service and average final base salary.  The Company uses a December 31 measurement date for its pension plans.

For 2009, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were $12.8 million and $19.0 million.  The Pension Protection Act of 2006 (the “Pension Act”) introduced new funding requirements for single-employer defined benefit pension plans, provided guidelines for measuring pension plan assets and obligations for funding purposes, introduced benefit limitations for certain underfunded plans, and raised tax deduction limits for contributions to retirement plans.  Most of these changes were effective by December 31, 2009, including funding-based limits on future benefit accruals and payments.  The Company’s funding policy to its qualified pension plans (other than those of AllianceBernstein) is to make annual aggregate contributions of approximately $30.0 million unless the minimum contribution required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Act, is greater.  Cash contributions during 2010 are estimated to be approximately $215.0 million.  AllianceBernstein’s policy is to satisfy its funding obligation to its qualified retirement plan each year in an amount not less than the minimum required by ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

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

Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	2009	2008	2007
	(In Millions)

Service cost	$38.3	$41.6	$39.0
Interest cost	136.2	134.1	128.8
Expected return on assets	(125.6)	(194.4)	(191.0)
Curtailment gain	-	(3.5)	-
Net amortization	95.3	42.6	57.5
Plan amendments	1.8	-	-
Net Periodic Pension Expense	$146.0	$20.4	$34.3

Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	December 31,
	2009	2008
	(In Millions)

Projected benefit obligation, beginning of year	$2,181.1	$2,222.1
Service cost	30.3	33.6
Interest cost	136.2	134.1
Actuarial losses (gains)	68.8	(27.6)
Plan curtailment	-	(13.1)
Benefits paid	(177.0)	(168.0)
Plan amendments	1.8	-
Projected Benefit Obligation, End of Year	$2,241.2	$2,181.1

The following table discloses the change in plan assets and the funded status of the Company’s qualified and non-qualified pension plans:

	December 31,
	2009	2008
	(In Millions)

Pension plan assets at fair value, beginning of year	$1,460.4	$2,415.7
Actual return on plan assets	104.1	(813.6)
Contributions	31.8	35.6
Benefits paid and fees	(190.3)	(177.3)
Pension plan assets at fair value, end of year	1,406.0	1,460.4
PBO	2,241.2	2,181.1
Excess of PBO Over Pension Plan Assets	$(835.2)	$(720.7)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $835.2 million and $720.7 million at December 31, 2009 and 2008, respectively.  The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $2,241.2 million and $1,406.0 million, respectively at December 31, 2009 and $2,181.1 million and $1,460.4 million, respectively, at December 31, 2008.  The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $2,206.4 million and $1,406.0 million, respectively, at December 31, 2009 and $2,137.7 million and $1,460.4 million, respectively, at December 31, 2008.  The accumulated benefit obligation for all defined benefit pension plans were $2,206.4 million and $2,137.7 million at December 31, 2009 and 2008, respectively.

The following table discloses the amounts included in accumulated other comprehensive income at December 31, 2009 and 2008 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2009	2008
	(In Millions)

Unrecognized net actuarial loss	$1,492.9	$1,497.0
Unrecognized prior service cost	7.5	3.2
Unrecognized net transition asset	(.5)	(.6)
Total	$1,499.9	$1,499.6

The estimated net actuarial loss, prior service credit, and net transition asset expected to be reclassified from accumulated other comprehensive income and recognized as components of net periodic pension cost over the next year are $124.0 million, $(0.9) million, and (0.1) million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified plans of the Company at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In Millions)

Fixed maturities	45.3%	27.9%
Equity securities	37.0	54.1
Equity real estate	11.6	16.7
Cash and short-term investments	6.1	1.3
	100.0%	100.0%

The primary investment objective of the qualified pension plans of the Company is to maximize return on assets, giving consideration to prudent risk.  Guidelines regarding the allocation of plan assets are formalized by the Investment Committee established by the funded benefit plans of AXA Equitable and are designed with a long-term investment horizon.  In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 10%-15% equity real estate and other investments.  Prior to this change, the target asset mix included equity securities, fixed maturities and real estate at 65%, 25% and 10%, respectively.  Exposure to real estate investments offers diversity to the total portfolio and long-term inflation protection.

During fourth quarter 2008, a short-term hedge program were executed by the AXA Equitable qualified pension plans to minimize further downside equity risk, which in 2009 was extended for a period of one year.

The following table discloses the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of the Company at December 31, 2009.

	At December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Asset Categories
Fixed maturities:
Corporate	$-	$414.8	$-	$414.8
US Treasury, government and agency	-	192.4	-	192.4
States and political subdivisions	-	9.2	-	9.2
Foreign governments	-	-	-	-
Commercial mortgage-backed	-	-	-	-
Asset-backed	-	-	-	-
Other structured debt	-	-	6.5	6.5
Common and preferred equity	574.7	1.4	-	576.1
Mutual funds	5.0	-	-	5.0
Hedge funds	-	6.5	-	6.5
Derivatives, net	(95.9)	-	-	(95.9)
Private real estate investment funds	-	-	12.1	12.1
Private investment trusts	-	44.4	146.7	191.1
Commercial mortgages	-	-	1.8	1.8
Cash and cash equivalents	32.0	1.4	-	33.4
Short-term investments	29.2	23.8	-	53.0
Total	$545.0	$693.9	$167.1	$1,406.0

At December 31, 2009, assets classified as Level 1, Level 2 and Level 3 comprise approximately 38.8%, 49.3% and 11.9%, respectively, of qualified pension plan assets.  See Note 2 for a description of the fair value hierarchy.  The fair values of qualified plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis.  Except for an investment of approximately $146.7 million in a private real estate investment trust through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified plan assets.

The table below presents a reconciliation for all Level 3 qualified plan assets at December 31, 2009.

	Fixed Maturities(1)	Private Real Estate Investment Funds	Private Investment Trusts	Commercial Mortgages	Total
		(In Millions)

Balance at December 31, 2008	$5.9	$15.4	$224.4	$2.1	$247.8
Actual return on Plan assets:
Relating to assets still held at December 31, 2009	.6	(2.6)	(77.7)	(.1)	(79.8)
Relating to assets sold during 2009	-	(.1)	-	.1	-
Purchases, sales, issues and settlements, net	-	(.6)	-	(.3)	(.9)
Transfers into/out of Level 3	-	-	-	-	-
Balance at December 31, 2009	$6.5	$12.1	$146.7	$1.8	$167.1

(1)	Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by the Company to measure the benefits obligations and related net periodic cost of its qualified and non-qualified pension plans reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under each of the Company’s qualified and non-qualified pension plans were discounted using a published high-quality bond yield curve.  The discount rate used to measure each of the benefits obligation at December 31, 2009 and 2008 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefits obligation as the aforementioned discounted cash flow analysis.  The following table discloses the weighted-average assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2009 and 2008.

	2009	2008
Discount rates:
Benefit obligation	6.00%	6.50%
Periodic cost	6.50%	6.25	%(1)

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	8.50%

(1)	For pension plans remeasured in second quarter 2008, periodic cost was recalculated using a discount rate of 6.75% for the remainder of the year.

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.  The decrease in the expected long-term rate of return assumption in 2009 reflected the revised asset allocation strategy implemented in January 2009.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable.  Benefit payments under these contracts were approximately $15.5 million, $17.3 million and $18.9 million for 2009, 2008 and 2007, respectively.

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2010, and in the aggregate for the five years thereafter.  These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2009 and include benefits attributable to estimated future employee service.

Pension
Benefits
(In Millions)
2010	$185.7
2011	194.1
2012	195.7
2013	194.7
2014	194.1
Years 2015-2019	947.9

AllianceBernstein maintains several unfunded long-term incentive compensation plans for the benefit of certain eligible employees and executives.  The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made, however, ACMC, Inc. (“ACMC”), a direct wholly owned subsidiary of the Company, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under this plan as well as other assumed contractual unfunded deferred compensation arrangements covering certain executives.  For the remaining active plans, benefits vest ratably over periods ranging from 3 to 8 years, and the related costs are amortized as compensation and benefit expense over the shorter of the vesting period or other basis provided for by specific plan provisions.  Prior to 2009, participants in these plans designated the percentages of their awards to be allocated among notional investments in Holding Units, AllianceBernstein investment services, and, in certain instances, options to acquire Holding Units.  Beginning in 2009, annual awards granted under the Amended and Restated AllianceBernstein Incentive Compensation Award Program were in the form of restricted Holding Units.  The Company recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $221.1 million, $133.1 million and $289.1 million for 2009, 2008 and 2007, respectively.  As further described in Note 13, the cost of the 2009 awards made in the form of restricted Holding Units was measured, recognized, and disclosed as a share-based compensation program.

13)	SHARE-BASED COMPENSATION AND OTHER COMPENSATION PROGRAMS

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

For 2009, 2008 and 2007, respectively, the Company recognized compensation costs of $78.4 million, $33.8 million and $81.2 million for share-based payment arrangements as further described herein.

Performance Units.  On May 10, 2009, approximately 318,051 performance units earned under the AXA Performance Unit Plan 2007 were fully vested for total value of approximately $5.1 million.  Distributions to participants were made on May 21, 2009, resulting in cash settlements of approximately 85% of these performance units for aggregate value of approximately $4.3 million and equity settlements of the remainder with approximately 46,615 restricted AXA ADRs for aggregate value of approximately $0.8 million.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Management Board awarded approximately 1.3 million unearned performance units to employees of AXA Financial’s subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2009 plan generally cliff-vest on the second anniversary of their award date.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the latter equity portion having transfer restrictions for a two-year period.  For 2009 awards, the price used to value the performance units at settlement will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on the last day of the vesting period.  For 2009, the Company recognized compensation expense of approximately $4.6 million in respect of the March 20, 2009 grant of performance units.

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

For 2009, 2008 and 2007, the Company recognized compensation costs of $4.6 million, $5.5 million and $11.6 million, respectively, for performance units earned to date.  The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs.  The cost of performance unit awards are, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved.  The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2009 and 2008 was $17.5 million and $17.3 million, respectively.  Approximately 718,754 outstanding performance units are at risk to achievement of 2010 performance criteria, primarily representing one-half of the award granted on March 31, 2009.

Option Plans.  On March 20, 2009, approximately 1.7 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 10.00 Euros.  Approximately 1.4 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.3 million have a four-year cliff vesting term.  In addition, approximately 0.2 million of the total options awarded on March 20, 2009 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 20, 2009 and March 20, 2013.  All of the options granted on March 20, 2009 have a ten-year contractual term.  Beginning at the grant date, the total fair value of this award, net of expected forfeitures, of approximately $3.7 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  For 2009, the expense associated with the March 20, 2009 grant of options was approximately $1.4 million.

On January 23, 2009, AllianceBernstein granted to selected senior officers approximately 6.5 million options to purchase Holding Units under the terms of its long-term incentive plan, having an aggregate fair value of approximately $22.9 million.  Except for certain option awards granted in 2007 pursuant to a special deferred compensation program, outstanding options to purchase AllianceBernstein Holding Units generally vest ratably over a five year period.

The number of AXA ADRs authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) is approximately 124.5 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).  The aggregate number of AllianceBernstein Holding Units subject to options granted or otherwise awarded under its long-term incentive compensation plans, may not exceed 41.0 million.  At December 31, 2009, approximately 19.6 million options to purchase AllianceBernstein Holding Units and 15.2 million other unit awards, net of forfeitures, were subject to the aggregate allowable maximum.

A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2009 follows:

	Options Outstanding
	AXA Ordinary Shares		AXA ADRs		AllianceBernstein Holding Units
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Outstanding	Exercise	Outstanding	Exercise	Outstanding	Exercise
	(In Millions)	Price	(In Millions)	Price	(In Millions)	Price
Options outstanding at
January 1, 2009	13.8	€26.54	12.3	$20.40	6.7	$66.11
Options granted	2.1	€10.78	.2	$12.00	6.6	$17.06
Options exercised	.3	€-	(1.0)	$16.01	-	$-
Options forfeited, net	(1.2)	€27.06	(.6)	$26.74	(0.9)	$45.09
Options expired	-		-		(.3)	$30.21

Options Outstanding at
December 31, 2009	15.0	€23.75		10.9	$19.95	12.1	$41.79
Aggregate Intrinsic
Value(1)		€-			$64.4		$-
Weighted Average
Remaining
Contractual Term
(in years)	6.92			3.18		-
Options Exercisable at
December 31, 2009	6.2	€24.85		10.9	$19.4	2.8	$51.91
Aggregate Intrinsic
Value(1)		€-	(2)		$64.0		$-	(2)
Weighted Average
Remaining
Contractual Term
(in years)	5.54			3.16		2.9

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2009 of the respective underlying shares over the strike prices of the option awards.

(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.

Cash proceeds received from employee exercises of options to purchase AXA ADRs in 2009 was $15.8 million.  The intrinsic value related to employee exercises of options to purchase AXA ADRs during 2009, 2008 and 2007 were $7.7 million, $43.5 million and $141.4 million, respectively, resulting in amounts currently deductible for tax purposes of $2.7 million, $14.6 million and $48.0 million, respectively, for the periods then ended.  In 2009, 2008 and 2007, windfall tax benefits of approximately $2.3 million, $10.0 million and $34.3 million, respectively, resulted from employee exercises of stock option awards.

At December 31, 2009, AXA Financial held 1.3 million AXA ADRs in treasury at a weighted average cost of approximately $25.38 per ADR, of which approximately 1.1 million were designated to fund future exercises of outstanding employee stock options and the remainder of approximately 0.2 million units was available for general corporate purposes, including funding other stock-based compensation programs.  These AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of employee stock options.  These call options expired on November 23, 2009.  During 2009, AXA Financial utilized approximately 1.0 million AXA ADRs from treasury to fund exercises of employee stock options.  Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of employee stock option awards, the Company applies the Black-Scholes-Merton formula and attributes the result over the requisite service period using the graded-vesting method.  A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares.  Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2009, 2008 and 2007, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2009	2008	2007	2009	2008	2007

Dividend yield	10.69%	7.12%	4.10%	5.2-6.1%	5.4%	5.6-5.7%

Expected volatility	57.5%	34.7%	27.5%	0-44.6%	29.3%	27.7-30.8%

Risk-free interest rates	2.74%	4.19%	4.40%	1.6-2.1%	3.2%	3.5-4.9%

Expected life in years	5.5	6.0	5.5	6.0-6.5	6.0	6.0-9.5

Weighted average fair value per
option at grant date	$2.57	$5.70	$9.61	$3.52	$10.85	$15.96

For 2009, 2008 and 2007, the Company recognized compensation costs for employee stock options of $20.2 million, $27.0 million, and $38.8 million, respectively.  As of December 31, 2009, approximately $53.5 million of unrecognized compensation cost related to unvested employee stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 4.2 years.

Restricted Awards.  Under the Stock Incentive Plan, AXA Financial grants restricted AXA ADRs to employees of its subsidiaries.  Generally, all outstanding restricted AXA ADR awards have vesting terms ranging from three to five years.  Under The Equity Plan for Directors (the “Equity Plan”), AXA Financial grants non-officer directors restricted AXA ADRs and unrestricted AXA ADRs annually.  Similarly, AllianceBernstein awards restricted AllianceBernstein Holding Units to independent directors of its General Partner.  In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding Units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.

In 2009, AllianceBernstein awarded approximately 1.4 million restricted Holding Units in connection with certain employment and separation agreements with vesting terms ranging from two to five years.  In addition, approximately 8.4 million restricted Holding Units were granted by AllianceBernstein under its 2009 incentive compensation program with ratable vesting over a four year period.  The aggregate grant date fair values of these 2009 restricted Holding Unit awards was approximately $256.6 million.  On December 19, 2008, in accordance with the terms of his employment agreement, AllianceBernstein awarded Mr. Kraus, Chairman and CEO of AllianceBernstein, approximately 2.7 million restricted AllianceBernstein Holding Units with a grant date fair value of $19.20 per Holding Unit.  These Holding Units vest ratably over a 5-year period and are subject to accelerated vesting.

For 2009, 2008 and 2007, respectively, the Company recognized compensation costs of $44.6 million, $6.1 million and $8.6 million for awards outstanding under these restricted award plans.  The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.  At December 31, 2009, approximately 12.5 million restricted awards remain unvested, including restricted awards of AllianceBernstein Holding units.  At December 31, 2009, approximately $236.6 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.9 years.

The following table summarizes unvested restricted AXA ADR activity for 2009.

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested as of January 1, 2009	461,102	$31.92
Granted	63,088	$12.30
Vested	118,626	$22.31
Forfeited	1,079
Unvested as of December 31, 2009	404,485	$31.74

Restricted AXA ADRs vested in 2009, 2008 and 2007 had aggregate vesting date fair values of approximately $1.5 million, $3.3 million and $7.0 million, respectively.  In 2008, 149,413 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $5.6 million.

Tandem SARs/NSOs.  In January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options (“tandem SARs/NSOs”) of then-equivalent intrinsic value.  The Company recorded compensation expense for these fully-vested awards of $(0.5) million, $(5.5) million and zero for 2009, 2008 and 2007, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the outstanding tandem SARs/NSOs.  The value of these tandem SARs/NSOs at December 31, 2009 and 2008 was $0.7 million and $1.2 million, respectively.  At December 31, 2009, 133,266 tandem SARs/NSOs were outstanding, for which the SARs component had maximum value of $2.0 million.  Approximately 80% of these tandem SARs/NSOs expired on February 16, 2010, with the remainder to expire in third quarter 2010. During 2009, 2008 and 2007, respectively, approximately 11,368, 0.7 million and 0.4 million of these awards were exercised at an aggregate cash-settlement value of $0.1 million, $9.2 million and $7.2 million.

SARs.  On March 20, 2009, 129,722 Stock Appreciation Rights (“SARs”) with a 4-year cliff-vesting schedule were granted to certain associates of AXA Financial subsidiaries.  These SARs entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 10.00 Euros as of the date of exercise.  At December 31, 2009, 731,959 million SARs were outstanding, having weighted average remaining contractual term of 8.0 years.  The accrued value of SARs at December 31, 2009 and 2008 was $1.1 million and $0.4 million, respectively, and recorded as liabilities in the consolidated balance sheets.  For 2009, 2008 and 2007, the Company recorded compensation expense for SARs of $0.7 million, $(2.3) million and $1.0 million, respectively, reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.

AXA Shareplan.  In 2009, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to reserve a subscription to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2009.  Similar to the AXA Shareplan programs previously offered in 2001 through 2008, the plan offered two investment alternatives that, with limited exceptions, restrict sale or transfer of the purchased shares for a period of five years.  “Investment Option A” permitted participants to purchase AXA ADRs at a 20% formula discounted price of $22.06 per share.  “Investment Option B” permitted participants to purchase AXA ordinary shares at the same formula discounted price on a leveraged basis with a guaranteed return of initial investment plus a variable percentage of any appreciation in the value of the total shares purchased.  The Company recognized compensation expense of $7.0 million in 2009, $1.1 million in 2008 and $27.7 million in 2007 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period.  Participants in AXA Shareplans 2009, 2008 and 2007 primarily invested under Investment Option B for the purchase of approximately 5.5 million, 6.5 million and 5.3 million AXA ordinary shares, respectively.

AXA Miles Program.  On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee of AXA for purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability.  For AXA Financial participants, settlement of the right to receive each unrestricted AXA ordinary share will be made in the form of an AXA ADR.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees of AXA Financial’s subsidiaries was approximately $19.4 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2009, 2008 and 2007, respectively, AXA Financial Group recognized compensation expense of approximately $1.8 million, $1.9 million and $5.4 million in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee will be considered for future award under terms then-to-be-determined and approved by the AXA Management Board.

14)	NET INVESTMENT (LOSS) INCOME AND INVESTMENT GAINS (LOSSES), NET

The following table breaks out Net investment (loss) income by asset category:

	2009	2008	2007
	(In Millions)

Fixed maturities	$1,582.3	$1,668.6	$1,728.5
Mortgage loans on real estate	231.3	251.7	233.5
Equity real estate	5.7	11.7	14.2
Other equity investments	(67.8)	(110.9)	236.6
Policy loans	238.3	251.3	255.9
Short-term investments	20.5	30.8	55.1
Derivative investments	(3,079.4)	7,302.1	86.6
Broker-dealer related receivables	14.8	65.5	234.6
Trading securities	137.2	(343.5)	29.5
Other investment income	14.2	27.9	51.7

Gross investment (loss) income	(902.9)	9,155.2	2,926.2

Investment expenses	(73.2)	(64.7)	(78.1)
Interest expense	(4.4)	(36.5)	(194.4)

Net Investment (Loss) Income	$(980.5)	$9,054.0	$2,653.7

For 2009, 2008 and 2007, respectively, Net investment (loss) income from derivatives included $(1,769.1) million, $6,622.6 million and $16.4 million of realized (losses) gains on contracts closed during those periods and $(1,310.3) million, $679.5 million and $70.2 million of unrealized (losses) gains on derivative positions at each respective year end.

Investment gains (losses), net including changes in the valuation allowances, are as follows:

	2009	2008	2007
	(In Millions)

Fixed maturities	$(2.5)	$(367.3)	$(55.6)
Mortgage loans on real estate	-	2.3	7.8
Equity real estate	(.1)	(1.6)	7.3
Other equity investments	53.3	11.5	16.9
Other(1)	3.0	16.6	16.4
Investment Gains (Losses), Net	$53.7	$(338.5)	$(7.2)

(1)
In 2008 and 2007, respectively, AllianceBernstein issued units to its employees under long-term incentive plans.  As a result of these transactions, the Company recorded non-cash realized gains of $9.9 million and $15.5 million for 2008 and 2007, respectively.  In 2009, the FASB issued new guidance in which a gain or loss will be recognized only when an entity loses control and deconsolidates a subsidiary.  As a result, in 2009, no gain or loss was recorded on these transactions.

Writedowns of fixed maturities were $163.4 million, $285.9 million and $79.0 million in 2009, 2008 and 2007, respectively.  There were no writedowns of mortgage loans on real estate in 2009, 2008 and 2007.  There were no writedowns of equity real estate in 2009, 2008 and 2007.

For 2009, 2008 and 2007, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $2,900.7 million, $324.4 million and $1,554.6 million.  Gross gains of $319.5 million, $3.3 million and $12.6 million and gross losses of $127.8 million, $94.5 million and $20.3 million were realized on these sales in 2009, 2008 and 2007, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as available for sale for 2009, 2008 and 2007 amounted to $2,353.4 million, $(2,525.8) million and $(376.4) million, respectively.

For 2009, 2008 and 2007, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $39.5 million, $47.7 million and $52.7 million.

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

The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of accumulated other comprehensive income and the changes for the corresponding years, including Wind-up Annuities on a line-by-line basis, follow:

	2009	2008	2007
	(In Millions)

Balance, Attributable to AXA Equitable, beginning of year	$(1,270.8)	$103.6	$282.2
Changes in unrealized investment gains (losses) on investments	2,494.0	(2,608.8)	(380.5)
Impact of unrealized investment gains (losses) attributable to:
Participating group annuity contracts, Closed Block policyholder dividend obligation and other	58.2	(163.7)	24.8
DAC	(578.4)	582.0	83.5
Deferred income tax (expense) benefit	(704.6)	746.2	103.4
Total	(1.6)	(1,340.7)	113.4
Less: Changes in unrealized investment (gains) losses attributable to noncontrolling interest	(66.2)	69.9	(9.8)
Balance Attributable to AXA Equitable, End of Year	$(67.8)	$(1,270.8)	$103.6

	2009	2008	2007
	(In Millions)

Balance, end of year comprises:
Unrealized investment gains (losses) on:
Fixed maturities	$33.0	$(2,450.4)	$155.5
Other equity investments	8.5	(2.1)	0.8
Total	41.5	(2,452.5)	156.3
Impact of unrealized investment (losses) gains attributable to:
Participating group annuity contracts, Closed Block policyholder dividend obligation and other	(70.4)	(128.6)	35.1
DAC	(23.3)	555.1	(26.9)
Deferred income tax (expense) benefit	(0.6)	704.0	(42.2)
Total	(52.8)	(1,322.0)	122.3
Less: (Income) loss attributable to noncontrolling interest	(15.0)	51.2	(18.7)
Balance Attributable to AXA Equitable, End of Year	$(67.8)	$(1,270.8)	$103.6

15)         INCOME TAXES

A summary of the income tax expense in the consolidated statements of earnings follows:

	2009	2008	2007
	(In Millions)

Income tax expense:
Current (benefit) expense	$(81.1)	$(319.7)	$464.0
Deferred (benefit) expense	(1,191.0)	2,010.2	288.5
Total	$(1,272.1)	$1,690.5	$752.5

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects are as follows:

	2009	2008	2007
	(In Millions)

Expected income tax (benefit) expense	$(1,077.5)	$1,885.1	$937.5
Noncontrolling interest	(104.8)	(132.3)	(227.3)
Separate Accounts investment activity	(71.6)	(66.5)	(52.0)
Non-taxable investment (loss) income	(26.9)	26.1	(21.7)
Adjustment of tax audit reserves	(7.4)	9.9	21.5
State income taxes	11.6	20.5	50.2
AllianceBernstein Federal and foreign taxes	6.3	(53.3)	40.2
Other	(1.8)	1.0	4.1
Income Tax (Benefit) Expense	$(1,272.1)	$1,690.5	$752.5

On August 16, 2007, the IRS issued Revenue Ruling 2007-54 that purported to change accepted industry and IRS interpretations of the statutes governing the computation of the Separate Account dividends received deduction (“DRD”).  This ruling was suspended on September 25, 2007 in Revenue Ruling 2007-61, and the U.S. Department of the Treasury (the “Treasury”) indicated that it would address the computational issues in a regulation project.  Any regulations that the Treasury ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations.  The ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the Separate Account DRD tax benefit that the Company receives.

The components of the net deferred income taxes are as follows:

	December 31, 2009		December 31, 2008
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Compensation and related benefits	$438.0	$-	$297.1	$-
Reserves and reinsurance	-	878.7	-	1,465.8
DAC	-	2,307.6	-	2,209.5
Unrealized investment losses	40.2	-	683.6	-
Investments	-	584.7	-	722.2
Other	67.0	-	-	47.0
Total	$545.2	$3,771.0	$980.7	$4,444.5

The Company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.  As of December 31, 2009, $534.4 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested.  At existing applicable income tax rates, additional taxes of approximately $88.1 million would need to be provided if such earnings were remitted.

At December 31, 2009, the total amount of unrecognized tax benefits was $599.9 million, of which $425.5 million would affect the effective rate and $174.4 million was temporary in nature.  At December 31, 2008, the total amount of unrecognized tax benefits was $506.6 million, of which $372.6 million would affect the effective rate and $134.0 million was temporary in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2009 and 2008 were $81.0 million and $77.3 million, respectively.  Tax (benefit) expense for 2009, 2008 and 2007, respectively, reflected $3.7 million, $8.7 million and $22.5 million in interest related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2009	2008	2007
	(In Millions)
Balance at January 1	$428.6	$343.6	$325.2
Additions for tax positions of prior years	146.2	81.3	19.2
Reductions for tax positions of prior years	(50.2)	(4.9)	(1.5)
Additions for tax positions of current years	1.3	.9	3.4
Reductions for tax positions of current year	-	-	(0.3)
Settlements with tax authorities	(5.8)	7.7	(2.4)
Balance, December 31	$520.1	$428.6	$343.6

The IRS completed its examination of the Company’s 2002 and 2003 Federal corporate income tax returns and issued its Revenue Agent’s Report in second quarter 2008.  The Company has appealed an issue to the Appeals Office of the IRS.  In addition, AllianceBernstein settled various examinations by state and local tax authorities.  It is reasonably possible that the total amounts of unrecognized tax benefits will change due to IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

In 2009, IRS examinations for years subsequent to 2003 for the Company have been initiated.  It is reasonably possible that the total amounts of unrecognized tax benefits will change due to IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

16)      DISCONTINUED OPERATIONS

The Company’s discontinued operations include: equity real estate held-for-sale; disposals of businesses; and, through December 31, 2009, Wind-up Annuities.  No real estate was held for sale at December 31, 2009 and 2008.  The following tables reconcile the Earnings (losses) from discontinued operations, net of income taxes and Gains on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for the three years in the period ended December 31, 2009:

	2009	2008	2007
	(In Millions)

Earnings (Losses) from Discontinued Operations,
Net of Income Taxes:
Wind-up Annuities	$(9.7)	$(27.5)	$(.1)
Real estate held-for-sale	12.4	22.7	6.8
Disposal of business - Enterprise	-	-	1.0
Total	$2.7	$(4.8)	$7.7

Gains on Disposal of Discontinued Operations,
Net of Income Taxes:
Real estate held for sale	$-	$6.3	$3.2
Disposal of business - Enterprise	-	-	(.4)
Total	$-	$6.3	$2.8

During second quarter 2009, an equity real estate property jointly owned by Wind-up Annuities and AXA Equitable’s continuing operations was sold to a wholly owned subsidiary of AXA Financial.  Wind-up Annuities recorded book value at the date of sale was of $123.5 million.  Proceeds on the sale that were received by Wind-up Annuities’ were $319.6 million.  In connection with the sale, Wind-up Annuities acquired a $150.0 million mortgage from the affiliate on the property sold and a $50.3 million interest in another equity real estate property from continuing operations.

Disposal of Businesses

In accordance with their October 2006 agreement, during 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise and Enterprise Fund Distributors, Inc., (“EFD”) transferred to Goldman Sachs Asset Management L.P. (“GSAM”) assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the “AXA Enterprise Funds”) and completed the reorganization of such funds to corresponding mutual funds managed by GSAM.  In 2008, AXA Financial completed the reorganization and/or liquidation of the remaining four retail mutual funds in AXA Enterprise Funds of the remaining funds which together had approximately $661.9 million in assets under management as of December 31, 2007.  As a result of management’s disposition plan, AXA Enterprise Funds advisory and distribution and investment management contracts and operations were reported as Discontinued Operations.  In 2007, $0.7 million pre-tax ($0.4 million post-tax) of severance and transaction costs were recorded as a result of the disposition of the funds.  Proceeds received in 2007, on the disposition of the AXA Enterprise Funds totaled $26.3 million.

In 2009 and 2008, there were no impairments recorded on intangible assets associated with AXA Enterprise Fund’s investment management contracts based upon fair value.  At December 31, 2009 and 2008, there were no assets or liabilities related to these operations.

Wind-up Annuities

In 1991, management discontinued the business of Wind-up Annuities, the terms of which were fixed at issue, and which were sold to corporate sponsors of terminated qualified defined benefit plans, and for which a premium deficiency reserve and an allowance for future losses based upon projected future cash flows had been established.  Due to the significant decline in in-force business, at December 31, 2009 the remaining assets and liabilities of the Wind-up Annuities were consolidated into the Company’s consolidated balance sheet on a line-by-line basis.

The Company evaluates the need for an allowance for future losses quarterly; the process involved comparison of the current period’s results of Wind-up Annuities to previous projections and re-estimation of future expected losses, if appropriate, to determine whether an adjustment was required.  Investment and benefit cash flow projections were updated annually as part of the Company’s annual planning process.  If the Company’s analysis in any given period indicates that an allowance for future losses was not necessary, any current period Wind-up Annuities’ operating losses or earnings were recognized as (Losses) earnings from discontinued operations, net of income taxes in the consolidated statements of earnings.  At December 31, 2009, no allowance for future losses was necessary based upon projections of reasonably assured future net investing and operating cash flows.

The determination of projected future cash flows involved numerous estimates and subjective judgments regarding the expected performance of invested assets held for the Wind-up Annuities’ business and the expected run-off of Wind-up Annuities liabilities.  There can be no assurance the projected future cash flows will not differ from the cash flows ultimately realized.  To the extent actual results or future projections of Wind-up Annuities are lower than management’s current estimates and assumptions and result in operating losses not being offset by reasonably assured future net investing and operating cash flows, an allowance for future losses may be necessary.  In particular, to the extent income, sales proceeds and holding periods for equity real estate differ from management’s previous assumptions, the establishment of a loss allowance liability may result.

Summarized financial information for Wind-up Annuities follows:

	December 31,
	2009(1)	2008
	(In Millions)

BALANCE SHEETS
Fixed maturities, available for sale, at estimated fair value
(amortized cost of $530.5 and $661.8)	$543.5	$602.1
Mortgage loans on real estate	150.4	1.2
Equity real estate	92.2	162.2
Other invested assets	84.4	1.3
Total investments	870.5	766.8
Other assets	.5	77.1
Total Assets	$871.0	$843.9

Policyholders liabilities	$705.1	$723.4
Other liabilities	165.9	120.5
Total Liabilities	$871.0	$843.9

(1)	Amounts are now included in the consolidated balance sheet at December 31, 2009 on a line-by-line basis.

	2009	2008	2007
	(In Millions)
STATEMENTS OF EARNINGS
Investment income (net of investment
expenses of $10.2, $19.3 and $19.6)	$60.0	$64.0	$64.9
Investment (losses) gains, net:
Total OTTI losses	(5.1)	(5.6)	(8.6)
Portion of loss recognized in other
comprehensive income	-	-	-
Net impairment losses recognized	(5.1)	(5.6)	(8.6)
Other investment (losses) gains, net	(1.3)	.8	7.8
Total investment losses, net	(6.4)	(4.8)	(.8)
Policy fees, premiums and other income	(2.8)	.1	.2
Total revenues	50.8	59.3	64.3

Benefits and other deductions	69.2	101.7	80.0
Losses charged to the
allowance for future losses	-	-	(15.6)
Pre-tax loss from operations	(18.4)	(42.4)	(.1)

Income tax benefit	8.7	14.9	-

Losses from Wind-up Annuities	$(9.7)	$(27.5)	$(.1)

17)          ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income represents cumulative gains and losses on items that are not reflected in earnings.  The balances for the past three years follow:

	December 31,
	2009	2008	2007
	(In Millions)

Unrealized gains (losses) on investments	$9.2	$(1,322.0)	$122.3
Defined benefit pensions plans	(967.9)	(964.8)	(371.5)
Impact of implementing new accounting guidance, net of taxes	(62.0)	-	-
Total accumulated other comprehensive loss	(1,020.7)	(2,286.8)	(249.2)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	(15.0)	51.2	(18.7)
Accumulated Other Comprehensive Loss Attributable to AXA Equitable	$(1,035.7)	$(2,235.6)	$(267.9)

The components of other comprehensive loss for the past three years follow:

	2009	2008	2007
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during
the period	$2,391.1	$(2,533.5)	$(357.8)
(Gains) losses reclassified into net (loss) earnings
during the period	(164.9)	75.3	22.7
Net unrealized gains (losses) on investments	2,556.0	(2,608.8)	(380.5)
Adjustments for policyholders liabilities,
DAC and deferred income taxes	(1,224.8)	1,164.5	211.7

Change in unrealized gains (losses), net of adjustments	1,331.2	(1,444.3)	(168.8)
Change in defined benefits pension plans	(3.1)	(593.3)	78.0
Total other comprehensive income (loss), net of income taxes	1,328.1	(2,037.6)	(90.8)
Other comprehensive (income) loss attributable to noncontrolling interest	(66.2)	69.9	(9.8)
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$1,261.9	$(1,967.7)	$(100.6)
18)          COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2009, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity were none for 2010-2014 and $200.0 million thereafter.

Leases

The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment.  Future minimum payments under non-cancelable operating leases for 2010 and the four successive years are $203.9 million, $205.2 million, $212.5 million, $218.8 million, $210.7 million and $2,243.3 million thereafter.  Minimum future sublease rental income on these non-cancelable operating leases for 2010 and the four successive years is $8.4 million, $5.4 million, $4.0 million, $3.9 million, $3.6 million and $9.4 million thereafter.

The Company has entered into capital leases for certain information technology equipment.  Future minimum payments under non-cancelable capital leases for 2010 and the four successive years is $0.6 million, $0.5 million, $0.4 million, $0.2 million, $0.1 million and zero thereafter.

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations.  The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2009	2008	2007
	(In Millions)

Balance, beginning of year	$59.6	$30.7	$18.3
Additions	79.1	67.9	24.9
Cash payments	(111.5)	(33.8)	(10.8)
Other reductions	(6.9)	(5.2)	(1.7)
Balance, End of Year	$20.3	$59.6	$30.7

Guarantees and Other Commitments

The Company provides certain guarantees or commitments to affiliates, investors and others.  At December 31, 2009, these arrangements include commitments by the Company to provide equity financing of $615.1 million to certain limited partnerships under certain conditions.  Management believes the Company will not incur material losses as a result of these commitments.

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

The Company had $59.8 million of undrawn letters of credit related to reinsurance at December 31, 2009.  AXA Equitable had $56.8 million of commitments under existing mortgage loan agreements at December 31, 2009.

In February 2002, AllianceBernstein signed a $125.0 million agreement with a commercial bank under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations.  During 2009, AllianceBernstein was not required to perform under the agreement and at December 31, 2009 had no liability outstanding in connection with the agreement.

19)          LITIGATION

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan.  The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents.  Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective.  Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees.  Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan.  Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them.  The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees.  In March 2007, AXA Equitable filed a motion to dismiss.  In July 2007, the plaintiffs filed an amended complaint that (i) redefined the scope of the class to now include all retired employee and independent contractor agents formerly employed by AXA Equitable who received medical benefits after December 1, 2000 or who will receive such benefits in the future, excluding certain retired agents, and (ii) eliminated the claim based on a breach of fiduciary duty and certain claims related to health care costs.  In September 2007, AXA Equitable filed its answer to the amended complaint.  In April 2008, the plaintiffs filed a motion for class certification.  In January 2009, AXA Equitable filed a motion to dismiss the complaint for lack of subject matter jurisdiction, which was denied by the Court in February 2009.  In March 2009, AXA Equitable stipulated to class certification relating to the imposition of a “cap” or “company contribution limit” on the amount it would contribute to retiree’s health care costs.  In June 2009, AXA Equitable filed an opposition to class certification of the claim in which plaintiffs allege that AXA Equitable improperly replaced certain health care options with purportedly inferior options.  In December 2009, the Court denied the health care options class certification, allowing plaintiffs to replead.  In January 2010, the plaintiffs filed a second amended complaint.  The trial date is currently scheduled for June 2010.

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

In addition to the type of matters described above, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  The resolution of the lawsuits alleging these and other claims in the past have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

20)          INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial.  Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would permit AXA Equitable to pay shareholder dividends not greater than $311.6 million during 2010.   Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.  For 2009, 2008 and 2007, the Insurance Group statutory net income (loss) totaled $1,782.9 million, $(1,074.8) million and $605.8 million, respectively.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $3,838.0 million and $3,588.1 million at December 31, 2009 and 2008, respectively.  In 2007, AXA Equitable paid $600.0 million in shareholder dividends; no dividends were paid in 2009 and 2008.

At December 31, 2009, AXA Equitable, in accordance with various government and state regulations, had $84.4 million of securities on deposit with such government or state agencies.

In fourth quarter 2008, AXA Equitable issued two $500.0 million surplus notes to AXA Financial.  The notes, both of which mature on December 1, 2018, have a fixed interest rate of 7.1%.  The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the New York State Insurance Department (“the NYID”).  Interest expense in 2010 will approximate $71.0 million.

At December 31, 2009 and for the year then ended, there were no differences in net income and capital and surplus resulting from practices prescribed and permitted by NYID and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2009.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) the provision for future losses of the discontinued

Wind-Up Annuities business is only required under U.S. GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (i) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under U.S. GAAP and (k) the fair valuing of all acquired assets and liabilities including intangible assets are required for U.S. GAAP purchase accounting..

The following reconciles the Insurance Group’s statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by NYID laws and regulations with net earnings and equity on a U.S. GAAP basis.

	2009	2008	2007
	(In Millions)

Net change in statutory surplus and
capital stock	$(39.1)	$(3,414.3)	$71.7
Change in AVR	288.9	(808.4)	(167.2)
Net change in statutory surplus, capital stock
and AVR	249.8	(4,222.7)	(95.5)
Adjustments:
Future policy benefits and policyholders’
account balances	(5,995.3)	3.2	415.1
DAC	860.4	(2,089.9)	620.1
Deferred income taxes	1,167.0	(4,116.6)	(677.8)
Valuation of investments	(659.3)	3,695.4	2.8
Valuation of investment subsidiary	(578.9)	5,046.4	461.7
Change in fair value of GMIB reinsurance contracts	(2,565.9)	1,566.8	6.9
Pension adjustment	17.0	1,389.7	-
Premiums and benefits ceded to AXA Bermuda	5,540.8	2,846.7	-
Issuance of surplus notes	-	(1,000.0)	-
Shareholder dividends paid	-	-	600.0
Changes in non-admitted assets	29.5	136.9	19.4
Other, net	(32.4)	(12.6)	(150.3)
U.S. GAAP adjustments for Wind-up Annuities	(195.5)	(16.7)	31.2
U.S. GAAP Net (Loss) Earnings	$(2,162.8)	$3,226.6	$1,233.6

	December 31,
	2009	2008	2007
	(In Millions)

Statutory surplus and capital stock	$3,115.9	$3,155.0	$6,569.3
AVR	722.0	433.1	1,242.7
Statutory surplus, capital stock and AVR	3,837.9	3,588.1	7,812.0
Adjustments:
Future policy benefits and policyholders’ account balances	(1,463.6)	(1,487.3)	(2,270.2)
DAC	7,745.2	7,482.0	9,019.3
Deferred income taxes	(3,704.9)	(4,585.1)	(1,089.3)
Valuation of investments	672.8	(2,312.5)	457.1
Valuation of investment subsidiary	(1,018.9)	588.1	(4,458.3)
Fair value of GMIB reinsurance contracts	2,255.8	4,821.7	124.7
Deferred cost of insurance ceded to AXA Bermuda	3,177.5	3,495.8	-
Non-admitted assets	1,036.2	1,144.0	1,014.5
Issuance of surplus notes	(1,524.9)	(1,524.9)	(524.8)
Other, net	(152.2)	141.3	76.0
U.S. GAAP adjustments for Wind-up Annuities	-	12.4	1.5
U.S. GAAP Total AXA Equitable Equity	$10,860.9	$11,363.6	$10,162.5

21)          BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	2009	2008	2007
	(In Millions)

Segment revenues:
Insurance	$336.3	$15,075.4	$6,903.3
Investment Management (1)	2,941.7	3,542.7	4,561.8
Consolidation/elimination	(36.0)	(76.5)	(91.4)
Total Revenues	$3,242.0	$18,541.6	$11,373.7

(1)  Intersegment investment advisory and other fees of approximately $55.6 million, $93.3 million and $128.9 million for 2009, 2008 and 2007, respectively, are included in total revenues of the Investment Management segment.

Segment (loss) earnings from continuing	2009	2008	2007
operations before income		(In Millions)
taxes:
Insurance	$(3,665.7)	$4,453.8	$1,278.0
Investment Management	588.7	932.2	1,400.5
Consolidation/elimination	(1.7)	(.4)	-
Total (Loss) Earnings from Continuing Operations
before Income Taxes	$(3,078.7)	$5,385.6	$2,678.5

	December 31,
	2009	2008
	(In Millions)

Segment assets:
Insurance	$139,202.3	$123,757.3
Investment Management	10,770.7	12,520.2
Consolidation/elimination	(68.6)	(11.2)
Total Assets	$149,904.4	$136,266.3

In accordance with SEC regulations, securities with a fair value of $947.9 million and $2,547.9 million have been segregated in a special reserve bank custody account at December 31, 2009 and 2008, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

22)         QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2009 and 2008 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)
2009
Total Revenues	$1,320.3	$(1,033.8)	$1,685.1	$1,270.4

Loss from Continuing Operations, Net of Income Taxes	$(315.4)	$(1,347.4)	$(140.6)	$(362.1)

Net Loss, Attributable to AXA Equitable	$(310.3)	$(1,343.9)	$(145.1)	$(363.5)

2008
Total Revenues	$3,782.6	$2,401.3	$3,377.7	$8,980.0

Earnings from Continuing Operations, Net of Income Taxes	$595.6	$505.1	$91.6	$2,032.8

Net Earnings, Attributable to AXA Equitable	$607.4	$510.6	$96.6	$2,012.0

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2010 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2010

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009

			Carrying
Type of Investment	Cost (A)	Fair Value	Value
	(In Millions)
Fixed maturities:
U.S. government, agencies and authorities	$1,830.1	$1,690.0	$1,690.0
State, municipalities and political subdivisions	374.5	367.5	367.5
Foreign governments	270.4	302.3	302.3
Public utilities	3,308.4	3,450.6	3,450.6
All other corporate bonds	20,041.1	20,198.6	20,198.6
Redeemable preferred stocks	1,672.3	1,461.2	1,461.2
Total fixed maturities	27,496.8	27,470.2	27,470.2
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	43.9	53.6	53.6
Mortgage loans on real estate	3,554.8	3,547.4	3,554.8
Real estate joint ventures	98.5	N/A	98.5
Policy loans	3,616.8	4,332.6	3,616.8
Other limited partnership interests and equity investments	1,508.7	1,508.7	1,508.7
Trading securities	331.7	484.6	484.6
Other invested assets	1,482.6	1,482.6	1,482.6

Total Investments	$38,133.8	$38,879.7	$38,269.8

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2009 AND 2008

	2009	2008
	(In Millions)

ASSETS
Investment:
Fixed maturities available for sale, at fair value (amortized cost of $27,456.9 and $26,191.2, respectively)	$27,425.9	23,795.9
Mortgage loans on real estate	3,554.8	3,673.9
Equity real estate, held for the production of income	98.8	370.6
Policy loans	3,616.8	3,700.3
Investments in and loans to affiliates	1,025.2	967.6
Other equity investments	1,295.1	1,408.5
Other invested assets	1,474.8	1,501.4
Total investments	38,491.4	35,418.2
Cash and cash equivalents	1,079.8	1,730.7
Deferred policy acquisition costs	7,745.2	7,482.0
Amounts due from reinsurers	3,028.0	2,896.8
Other assets	8,030.7	12,700.1
Loans to affiliates	898.9	588.3
Separate Accounts’ assets	84,016.5	67,627.0

Total Assets	$143,290.5	$128,443.1

LIABILITIES
Policyholders’ account balances	$24,107.3	$24,750.4
Future policy benefits and other policyholders liabilities	17,691.2	17,693.9
Short-term and long-term debt	199.9	1,524.9
Income taxes payable	2,608.1	3,025.6
Other liabilities	3,806.6	2,457.7
Separate Accounts’ liabilities	84,016.5	67,627.0
Total liabilities	132,429.6	117,079.5

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued
and outstanding	2.5	2.5
Capital in excess of par value	5,582.3	5,184.1
Retained earnings	6,311.8	8,412.6
Accumulated other comprehensive loss	(1,035.7)	(2,235.6)
Total AXA Equitable’s equity	10,860.9	11,363.6

Total Liabilities and AXA Equitable’s Equity	$143,290.5	$128,443.1

The financial information of AXA Equitable Life Insurance Company (“Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
STATEMENTS OF (LOSS) EARNINGS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$2,918.4	$2,956.3	$2,741.6
Premiums	431.1	752.5	800.0
Net investment (loss) income:
Investment (loss) income from derivative instruments	(3,079.4)	7,302.1	86.6
Other investment income	1,958.4	2,030.0	2,423.0
Total net investment (loss) income	(1,121.0)	9,332.1	2,509.6
Investment gains (losses), net:
Total other-than-temporary impairment losses	(167.9)	(282.5)	(77.8)
Portion of loss recognized in other comprehensive income	5.9	-	-
Net impairment losses recognized	(162.0)	(282.5)	(77.8)
Other investment gains (losses), net	164.7	(75.1)	38.8
Total investment gains (losses), net	2.7	(357.6)	(39.0)
Equity in earnings of subsidiaries	482.5	729.8	1,048.4
Commissions, fees and other income	601.3	724.1	761.0
(Decrease) increase in fair value of reinsurance contracts	(2,565.9)	1,566.8	6.9
Total revenues	749.1	15,704.0	7,828.5

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,299.2	4,692.4	1,993.5
Interest credited to policyholders’ account balances	1,004.3	1,065.3	1,044.4
Compensation and benefits	755.0	675.0	734.2
Commissions	1,073.6	1,518.3	1,835.3
Interest expense	106.4	40.3	35.0
Amortization of deferred policy acquisition costs	115.0	3,483.9	1,095.2
Capitalization of deferred policy acquisition costs	(975.3)	(1,394.0)	(1,718.7)
Rent expense	57.9	47.1	47.4
Amortization and depreciation	62.8	63.0	65.8
Premium taxes	36.2	38.6	41.5
Other operating costs and expenses	373.1	265.6	300.5
Total benefits and other deductions	3,908.2	10,495.5	5,474.1

(Loss) earnings from continuing operations before income taxes	(3,159.1)	5,208.5	2,354.4
Income tax benefit (expense)	1,352.5	(1,513.4)	(428.4)
(Loss) earnings from continuing operations	(1,806.6)	3,695.1	1,926.0
Equity in earnings (losses) from discontinued operations, net of income taxes	2.7	(4.8)	7.7
Equity in gains on sale of discontinued operations, net of income taxes	-	6.3	2.8
Net (Loss) Earnings	$(1,803.9)	$3,696.6	$1,936.5

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In Millions)
Net (loss) earnings	$(1,803.9)	$3,696.6	$1,936.5
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Interest credited to policyholders’ account balances	1,004.3	1,065.3	1,044.4
Universal life and investment-type policy fee income	(2,918.4)	(2,956.3)	(2,741.6)
Investment (gains) losses, net	(2.7)	357.6	39.0
Equity in net earnings of subsidiaries	(482.5)	(731.9)	(1,048.4)
Dividends from subsidiaries	121.4	242.4	442.5
Change in deferred policy acquisition costs	(860.3)	2,089.9	(623.5)
Change in future policy benefits and other policyholder funds	(755.2)	2,398.0	96.9
Net investment loss (income) related to derivative instruments	3,079.4	(7,302.1)	(86.6)
Change in reinsurance recoverable with affiliate	1,485.7	(6,351.5)	-
Change in prepaid pension asset	(.7)	213.3	(2.3)
Change in fair value of guaranteed minimum income benefit reinsurance contract	2,565.9	(1,566.8)	(6.9)
Change in income tax payable	(1,149.7)	1,171.4	442.7
Amortization of reinsurance cost	318.3	11.0	-
Amortization and depreciation	93.6	70.9	71.7
Other, net	121.8	5.6	263.0

Net cash provided by (used in) operating activities	817.0	(7,586.6)	(172.6)

Cash flows from investing activities:
Maturities and repayments	2,055.2	1,721.8	2,115.7
Sales	6,522.0	605.0	2,125.5
Purchases	(8,565.6)	(2,033.5)	(3,397.0)
Cash settlements related to derivative instruments	(2,564.6)	5,337.0	(98.3)
Increase in loans to affiliates	(250.0)	-	(650.0)
Decrease in loans to affiliates	1.1	-	400.0
Sale of AXA Equitable Life and Annuity	-	60.8	-
Change in short-term investments	140.3	29.3	107.0
Change in policy loans	83.6	(7.7)	(40.7)
Other, net	(56.6)	(30.3)	(85.3)

Net cash (used in) provided by investing activities	(2,634.6)	5,682.4	476.9

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
CONTINUED

	2009	2008	2007
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,394.9	$4,399.5	$4,127.6
Withdrawals and transfers to Separate Accounts	(2,160.9)	(2,598.1)	(3,812.8)
Shareholder dividends paid	-	-	(600.0)
Capital contribution	438.9	-	-
Change in short-term financings	-	(248.7)	-
Increase in collateralized pledged liabilities	126.1	568.7	-
Increase in collateralized pledged assets	(632.3)	-	-
Increase in loans from affiliates	-	1,000.0	-
Other, net	-		15.5

Net cash provided by (used in) financing activities	1,166.7	3,121.4	(269.7)

Change in cash and cash equivalents	(650.9)	1,217.2	34.6

Cash and cash equivalents, beginning of year	1,730.7	513.5	478.9

Cash and Cash Equivalents, End of Year	$1,079.8	$1,730.7	$513.5

Supplemental cash flow information:
Interest Paid	$15.4	$22.8	$29.2
Income Taxes (Refunded) Paid	$(20.3)	$124.8	$115.0

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2009

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	Net	Policyholders’	of Deferred
	Policy	Policyholders’	And Other	and	Investment	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	(Loss)	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	Income(1)	Credited	Costs	Expense(2)
	(In Millions)

Insurance	$7,745.2	$24,107.3	$17,726.7	$3,349.5	$(1,147.8)	$2,302.4	$115.0	$1,584.6
Investment Management	-	-	-	-	149.5	-	-	2,353.0
Consolidation/elimination	-	-	-	-	17.8	-	-	(34.3)
Total	$7,745.2	$24,107.3	$17,726.7	$3,349.5	$(980.5)	$2.302.4	$115.0	$3,903.3

(1)	Net investment (loss) income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2008

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges		Policyholders’	of Deferred
	Policy	Policyholders’	And Other	and	Net	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Investment	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	Income(1)	Credited	Costs	Expense(2)
	(In Millions)

Insurance	$7,482.0	$24,742.5	$17,733.1	$3,710.3	$9,324.8	$5,767.9	$3,484.7	$1,369.0
Investment Management	-	-	-	-	(287.4)	-	-	2,610.5
Consolidation/elimination	-	-	-	-	16.6	-	-	(76.1)
Total	$7,482.0	$24,742.5	$17,733.1	$3,710.3	$9,054.0	$5,767.9	$3,484.7	$3,903.4

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2007

	Policy			Amortization
	Charges		Policyholders’	of Deferred
	and	Net	Benefits and	Policy	Other
	Premium	Investment	Interest	Acquisition	Operating
Segment	Revenue	Income(1)	Credited	Costs	Expense(2)
	(In Millions)

Insurance	$3,546.6	$2,513.7	$3,063.7	$1,099.2	$1,462.4
Investment Management	-	122.3	-	-	3,161.3
Consolidaton/Elimination	-	17.7	-	-	(91.4)
Total	$3,546.6	$2,653.7	$3,063.7	$1,099.2	$4,532.3

(1)	Net investment income is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE(A)
AT OR FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars In Millions)
2009
Life Insurance In-Force	$353,626.3	$142,587.7	$40,004.7	$251,043.3	15.9%

Premiums:
Life insurance and annuities	$730.5	$535.4	$183.1	$378.2	48.4%
Accident and health	107.7	73.7	18.9	52.9	35.7%
Total Premiums	$838.2	$609.1	$202.0	$431.1	46.9%

2008
Life Insurance In-Force	$336,299.5	$155,465.8	$40,939.1	$221,772.8	18.46%

Premiums:
Life insurance and annuities	$733.5	$204.9	$170.5	$699.1	24.39%
Accident and health	114.8	78.6	23.3	59.5	39.16%
Total Premiums	$848.3	$283.5	$193.8	$758.6	25.55%

2007
Life Insurance In-Force	$319,395.8	$129,342.7	$42,201.0	$232,254.1	18.17%

Premiums:
Life insurance and annuities	$735.1	$159.7	$168.0	$743.4	22.60%
Accident and health	120.0	83.5	25.0	61.5	40.65%
Total Premiums	$855.1	$243.2	$193.0	$804.9	23.99%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A(T).

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company ("AXA Equitable") and its subsidiaries’  (together, the “Company”) disclosure controls and procedures as of December 31, 2009. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.

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

AXA Equitable’s management assessed its internal control over financial reporting as of December 31, 2009 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in internal control over financial reporting

There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

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

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Equitable’s annual financial statements for 2009 and 2008, and fees for other services rendered by PwC:
	2009	2008
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$15,263	$18,029
Audit related fees	2,662	2,504
Tax fees	2,270	2,376
All other fees	42	257
Total	$20,237	$23,166

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

All services provided by PwC in 2009 were pre-approved in accordance with the procedures described above.

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

Date:	March 10, 2010	AXA EQUITABLE LIFE INSURANCE COMPANY

By:	/s/ Christopher M. Condron
Name:	Christopher M. Condron
Chairman of the Board, President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher M. Condron	Chairman of the Board, President and Chief	March 10, 2010
Christopher M. Condron	Executive Officer, Director

/s/ Richard S. Dziadzio	Senior Executive Vice President and	March 10, 2010
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and Chief	March 10, 2010
Alvin H. Fenichel	Accounting Officer

/s/ Henri de Castries	Director	March 10, 2010
Henri de Castries

/s/ Denis Duverne	Director	March 10, 2010
Denis Duverne

/s/ Charlynn Goins	Director	March 10, 2010
Charlynn Goins

/s/ Anthony J. Hamilton	Director	March 10, 2010
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 10, 2010
Mary R. Henderson

/s/ James F. Higgins	Director	March 10, 2010
James F. Higgins

/s/ Peter S. Kraus	Director	March 10, 2010
Peter S. Kraus

/s/ Scott D. Miller	Director	March 10, 2010
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 10, 2010
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 10, 2010
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 10, 2010
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 10, 2010
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