Form 10-Q
period 2010-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2010-05-20
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (�232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 20, 2010, 2,000,000 shares of the registrant’s $1.25 par value Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management”s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  AXA Equitable Life Insurance Company assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of AXA Equitable Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
 Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$28,097.2	$27,470.2
Mortgage loans on real estate	3,588.8	3,554.8
Equity real estate, held for the production of income	96.5	98.5
Policy loans	3,611.0	3,616.8
Other equity investments	1,565.2	1,562.3
Trading securities	515.4	484.6
Other invested assets	1,135.9	1,482.6
Total investments	38,610.0	38,269.8
Cash and cash equivalents	2,045.6	1,791.7
Cash and securities segregated, at fair value	1,004.8	985.7
Broker-dealer related receivables	1,172.5	1,087.6
Deferred policy acquisition costs	8,071.3	7,745.2
Goodwill and other intangible assets, net	3,670.2	3,676.5
Amounts due from reinsurers	3,073.4	3,028.2
Loans to affiliates	1,048.3	1,048.3
Other assets	8,107.2	8,254.9
Separate Accounts’ assets	86,993.2	84,016.5

Total Assets	$153,796.5	$149,904.4

LIABILITIES
Policyholders’ account balances	$24,172.0	$24,107.3
Future policy benefits and other policyholders liabilities	17,914.3	17,726.7
Broker-dealer related payables	384.7	279.4
Customers related payables	1,506.5	1,430.7
Amounts due to reinsurers	56.8	81.2
Short-term and long-term debt	406.0	449.0
Loans from affiliates	1,325.0	1,325.0
Income taxes payable	3,667.0	3,356.0
Other liabilities	2,748.3	3,002.2
Separate Accounts’ liabilities	86,993.2	84,016.5
Total liabilities	139,173.8	135,774.0

Commitments and contingent liabilities (Note 11)

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	2.5	2.5
Capital in excess of par value	5,589.7	5,582.3
Retained earnings	6,707.9	6,311.8
Accumulated other comprehensive loss	(924.2)	(1,035.7)
Total AXA Equitable’s equity	11,375.9	10,860.9
Noncontrolling interest	3,246.8	3,269.5
Total equity	14,622.7	14,130.4

Total Liabilities and Equity	$153,796.5	$149,904.4

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$723.3	$677.7
Premiums	148.2	127.9
Net investment income:
Investment (loss) income from derivative instruments	(154.7)	222.5
Other investment income	550.0	322.7
Total net investment income	395.3	545.2
Investment gains, net:
Total other-than-temporary impairment losses	(32.3)	(27.5)
Portion of loss recognized in other comprehensive income	2.3	-
Net impairment losses recognized	(30.0)	(27.5)
Other investment gains, net	30.4	166.0
Total investment gains, net	0.4	138.5
Commissions, fees and other income	912.8	768.4
Decrease in fair value of reinsurance contracts	(46.9)	(937.7)
Total revenues	2,133.1	1,320.0

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	584.0	581.4
Interest credited to policyholders’ account balances	233.1	258.1
Compensation and benefits	480.0	462.3
Commissions	242.8	303.4
Distribution plan payments	58.6	42.4
Amortization of deferred sales commissions	12.1	14.9
Interest expense	26.8	27.0
Amortization of deferred policy acquisition costs	(147.0)	34.6
Capitalization of deferred policy acquisition costs	(212.7)	(295.5)
Rent expense	68.8	64.5
Amortization of other intangible assets	6.1	5.9
Other operating costs and expenses	336.6	330.0
Total benefits and other deductions	1,689.2	1,829.0

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - CONTINUED
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Earnings (loss) from continuing operations before income taxes	$443.9	$(509.0)
Income tax benefit	24.0	206.3

Earnings (loss) from continuing operations, net of income taxes	467.9	(302.7)
Earnings from discontinued operations, net of income taxes	-	5.1

Net earnings (loss)	467.9	(297.6)
Less: net earnings attributable to the noncontrolling interest	(71.8)	(12.7)

Net Earnings (Loss) Attributable to AXA Equitable	$396.1	$(310.3)

Amounts attributable to AXA Equitable:
Earnings (loss) from continuing operations, net of income taxes	$396.1	$(315.4)
Earnings from discontinued operations, net of income taxes	-	5.1
Net Earnings (Loss)	$396.1	$(310.3)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,582.3	5,184.1
Changes in capital in excess of par value	7.4	1.4
Capital in excess of par value, end of period	5,589.7	5,185.5

Retained earnings, beginning of year	6,311.8	8,412.6
Net earnings (loss) attributable to AXA Equitable	396.1	(310.3)
Retained earnings, end of period	6,707.9	8,102.3

Accumulated other comprehensive loss, beginning of year	(1,035.7)	(2,235.6)
Other comprehensive income (loss)	111.5	(270.8)
Accumulated other comprehensive loss, end of period	(924.2)	(2,506.4)

Total AXA Equitable’s equity, end of period	11,375.9	10,783.9

Noncontrolling interest, beginning of year	3,269.5	2,896.9
Purchase of AllianceBernstein Units by noncontrolling interest	1.0	-
Exercise of AllianceBernstein Put	-	135.0
Dividends paid to noncontrolling interest	(125.7)	(62.9)
Capital contribution	-	5.4
Net earnings attributable to noncontrolling interest	71.8	12.7
Other comprehensive income attributable to noncontrolling interest	11.1	2.9
Other changes in noncontrolling interest	19.1	11.6

Noncontrolling interest, end of period	3,246.8	3,001.6

Total Equity, End of Period	$14,622.7	$13,785.5

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$467.9	$(297.6)
Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	142.5	(266.3)
Changes in defined benefit plan related items, not yet recognized in
periodic benefit cost, net of reclassification adjustment	(19.9)	(1.6)
Total other comprehensive income (loss), net of income taxes	122.6	(267.9)
Comprehensive income (loss)	590.5	(565.5)
Comprehensive income attributable to noncontrolling interest	(82.9)	(15.6)

Comprehensive Income (Loss) Attributable to AXA Equitable	$507.6	$(581.1)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net earnings (loss)	$467.9	$(297.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	233.1	258.1
Universal life and investment-type product policy fee income	(723.3)	(677.7)
Net change in broker-dealer and customer related receivables/payables	(73.2)	(313.1)
Loss (income) on derivative instruments	154.7	(271.2)
Change in reinsurance recoverable with affiliate	-	1,485.7
Investment gains, net	(.4)	(138.5)
Change in deferred policy acquisition costs	(359.7)	(260.9)
Change in accounts payable and accrued expenses	177.9	(23.9)
Change in future policy benefits	59.0	33.3
Change in income tax payable	75.4	(223.1)
Change in segregated cash and securities, net	(19.1)	350.4
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	46.9	937.7
Equity (income) loss in other limited partnerships	(17.1)	140.7
Amortization of reinsurance cost	70.2	61.7
Amortization of deferred sales commissions	12.1	14.9
Other depreciation and amortization	39.3	38.3
Amortization of other intangible assets, net	6.1	5.9
Other, net	55.3	35.1

Net cash provided by operating activities	205.1	1,155.8

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans	429.3	390.4
Sales of investments	2,118.7	1,566.5
Purchases of investments	(2,742.4)	(1,033.0)
Cash settlements related to derivative instruments	(422.3)	(597.3)
Change in short-term investments	7.0	(174.8)
Change in capitalized software, leasehold improvements
and EDP equipment	(2.8)	(61.8)
Other, net	(57.7)	94.8

Net cash (used in) provided by investing activities	(670.2)	184.8

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$725.4	$1,204.3
Withdrawals and transfers to Separate Accounts	(135.9)	(619.5)
Net change in short-term financings	(39.1)	81.0
Decrease in collateralized pledged assets	626.5	-
Decrease in collateralized pledged liabilities	(332.2)	(115.4)
Other, net	(125.7)	(43.9)

Net cash provided by financing activities	719.0	506.5

Change in cash and cash equivalents	253.9	1,847.1
Cash and cash equivalents, beginning of year	1,791.7	2,403.9

Cash and Cash Equivalents, End of Period	$2,045.6	$4,251.0

Supplemental cash flow information
Interest Paid	$.6	$.5
Income Taxes (Refunded) Paid	$(266.5)	$19.6

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)        ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

On January 6, 2009, AXA America, the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the AB Put.  As a result of this transaction, minority interest subject to redemption rights totaling $135.0 million were reclassified as noncontrolling interest in first quarter 2009.

On March 30, 2009, AXA Financial Group, sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  As a result, AXA Financial Group’s consolidated economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  AXA Equitable’s economic interest remains unchanged at 37.1%.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in the Company’s financial statements.

On March 1, 2010, AllianceBernstein management announced their intention to make open-market purchases of up to 3.0 million Holding Units, from time to time and at their discretion, to help fund their incentive compensation award program’s obligations.  In first quarter 2010, AllianceBernstein purchased 833,970 units at an average price of $28.31 per unit.  At March 31, 2010 and December 31, 2009, the Company’s economic interest in AllianceBernstein was 36.0% and 35.9%, respectively.  At March 31, 2010, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 62.3%.

The terms “first quarter 2010” and “first quarter 2009” refer to the three months ended March 31, 2010 and 2009, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

Effective January 1, 2009, the Company adopted the new guidance for presentation of noncontrolling interests in consolidated financial statements.  On a prospective basis, beginning January 1, 2009, this guidance required that increases and decreases in noncontrolling interests be accounted for as equity transactions with any difference between proceeds of a purchase or issuance of noncontrolling interests recognized as a change to the controlling entity’s equity instead of current period gains/losses in the consolidated income statement.  Only when the controlling entity loses control and deconsolidates a subsidiary will a gain or loss be recognized.

In April 2010, the FASB issued guidance on how investments held through Separate Accounts affect an insurer’s consolidation analysis of those investments.  This guidance clarifies that insurers would not be required in their evaluation of whether to consolidate investments to combine their General Account interest with the Separate Accounts in the same investment, unless the Separate Account interest is held for the benefit of a related party policyholder.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 with early adoption permitted with changes to be applied retroactively.  Implementation of this guidance will not have a material impact on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued new guidance that eliminates the concept of QSPEs and their exemption from consolidation in the financial statements of a transferor of financial assets.  In addition, the new guidance modifies and clarifies the conditions for derecognition of transferred financial assets, including partial transfers and subsequent measurement of retained interests.  Enhanced disclosure is required about financial asset transfers and any continuing involvement of the transferor.  For calendar-year consolidated financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010. Implementation of this guidance did not have a material effect on the Company’s consolidated financial statements.

Also issued by the FASB on June 12, 2009 was new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs.  The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, this new guidance became effective for interim and annual reporting periods beg inning January 1, 2010.  All existing consolidation conclusions were required to be recalculated under this new guidance, resulting in the reassessment of certain VIEs in which AllianceBernstein had a minimal financial ownership interest for potential consolidated presentation in the Company’s consolidated financial statements.  In January 2010, the FASB deferred portions of this guidance as they relate to asset managers.  As such, the Company determined that all entities for which the Company is a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and continue to be assessed for consolidation under the previous guidance for consolidation of VIEs. Implementation of this guidance will not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In January 2010, the FASB issued new guidance for accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies the scope of a decrease in ownership provisions for consolidations and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of consolidation.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  These new disclosures have been included in the Notes to the Company’s consolidated financial statements, as appropriate.

In March 2010, the FASB issued new guidance to eliminate the scope exception for embedded credit derivatives in beneficial interests in securitized financial assets, such as asset-backed securities, credit-linked notes, and collateralized loan and debt obligations, except for those created solely by subordination.  This guidance provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the extent of the embedded credit derivative scope exception. This guidance is effective for the first interim reporting period beginning after June 15, 2010.  Management does not expect the implementation will have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued new guidance on stock compensation.  This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market performance or service condition.  Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.  This guidance is effective for the first interim reporting period beginning after December 15, 2010.  Management does not expect the implementation will have a material effect on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)

March 31, 2010:
Fixed Maturities:
Corporate	$19,874.9	$1,113.7	$132.7	$20,855.9	$.6
U.S. Treasury, government
and agency(4)	1,950.5	15.1	158.4	1,807.2	-
States and political
subdivisions	373.6	7.9	10.7	370.8	-
Foreign governments	323.9	44.8	.1	368.6	-
Commercial mortgage-backed	1,950.2	3.7	534.3	1,419.6	4.1
Residential mortgage-backed (1)	1,470.2	55.4	.1	1,525.5	-
Asset-backed (2)	242.4	10.1	18.5	234.0	7.6
Redeemable preferred stock	1,619.1	18.0	121.5	1,515.6	-
Total Fixed Maturities	27,804.8	1,268.7	976.3	28,097.2	12.3

Equity securities	41.0	7.7	-	48.7	-

Total at March 31, 2010	$27,845.8	$1,276.4	$976.3	$28,145.9	$12.3

December 31, 2009
Fixed Maturities:
Corporate	$19,437.7	$991.5	$235.1	$20,194.1	$.7
U.S. Treasury, government
and agency	1,830.1	12.4	152.5	1,690.0	-
States and political
subdivisions	388.6	7.3	14.2	381.7	-
Foreign governments	270.4	32.0	.1	302.3	-
Commercial mortgage-backed	1,979.6	2.2	492.0	1,489.8	1.8
Residential mortgage-backed (1)	1,604.6	46.2	.2	1,650.6	-
Asset-backed (2)	278.2	10.9	21.4	267.7	7.9
Redeemable preferred stock	1,707.6	8.5	222.1	1,494.0	-
Total Fixed Maturities	27,496.8	1,111.0	1,137.6	27,470.2	10.4

Equity securities	43.9	9.7	-	53.6	-

Total at December 31, 2009	$27,540.7	$1,120.7	$1,137.6	$27,523.8	$10.4

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $121.6 million of amortized costs of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

As further described in Note 7, the Company determines the fair values of fixed maturities and equity securities based upon quoted prices in active markets, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.  These alternative approaches include matrix or model pricing and use of independent pricing services, each supported by reference to principal market trades or other observable market assumptions for similar securities.  More specifically, the matrix pricing approach to fair value is a discounted cash flow methodology that incorporates market interest rates commensurate with the credit quali ty and duration of the investment.

At March 31, 2010 and December 31, 2009, respectively, the Company had trading fixed maturities with an amortized cost of $159.7 million and $114.6 million and carrying values of $160.7 million and $125.9 million.  Gross unrealized gains on trading fixed maturities were $1.3 million and $12.3 million and gross unrealized losses were $0.1 million and $1.0 million at March 31, 2010 and December 31, 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$1,657.4	$1,710.8
Due in years two through five	8,698.9	9,191.5
Due in years six through ten	7,842.5	8,181.7
Due after ten years	4,324.1	4,318.5
Subtotal	22,522.9	23,402.5
Commercial mortgage-backed securities	1,950.2	1,419.6
Residential mortgage-backed securities	1,470.2	1,525.5
Asset-backed securities	242.4	234.0
Total	$26,185.7	$26,581.6

For the first quarters of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $281.3 million and $1,571.2 million, respectively.  Gross gains of $16.2 million and $157.6 million and gross losses of $4.2 million and $0.2 million were realized on these sales for the first quarters of 2010 and of 2009, respectively.  The change in unrealized gains (losses) related to fixed maturities classified as AFS for the first quarters of 2010 and 2009 amounted to $319.1 million and $626.7 million, respectively.

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

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amo unt and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

During the first quarter of 2010, the Company recognized OTTI of $32.3 million on AFS fixed maturities, comprised of $30.0 million credit losses recognized in earnings and $2.3 million non-credit losses recognized in OCI.  At March 31, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as the Company did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  At March 31, 2010, OTTI of $0.2 million was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments
(In Millions)

Balance at January 1, 2010	$(145.5)
Previously recognized impairments on securities that matured, paid, prepaid or sold	3.1
Previously recognized impairments on securities impaired to fair value this period (1)	-
Impairments recognized this period on securities not previously impaired	(30.0)
Additional impairments this period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of previously recognized impairments due to increases in expected cash flows	-
Balance at March 31, 2010	$(172.4)

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(13.1)	$(10.9)
All other	305.5	(15.7)
Equity securities	7.7	9.7
Net Unrealized Gains (Losses)	$300.1	$(16.9)

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings (loss) for the current period that had been part of OCI in earlier periods.  The tables that follow below present a rollforward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(10.9)	$5.3	$-	$1.9	$(3.7)
Net investment gains (losses) arising during the period	.1	-	-	-	.1
Reclassification adjustment for OTTI (losses):
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net earnings (loss) (1)	(2.3)	-	-	-	(2.3)
Impact of net unrealized investment gains (losses) on:
DAC	-	(2.3)	-	-	(2.3)
Deferred income taxes	-	-	-	.8	.8
Policyholders liabilities	-	-	2.4	-	2.4
Balance, March 31, 2010	$(13.1)	$3.0	$2.4	$2.7	$(5.0)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(6.1)	$(21.2)	$-	$32.3	$5.0
Net investment gains (losses) arising during the period	324.0	-	-	-	324.0
Reclassification adjustment for OTTI (losses):
Included in Net earnings (loss)	(7.0)	-	-	-	(7.0)
Excluded from Net earnings (loss) (1)	2.3	-	-	-	2.3
Impact of net unrealized investment gains (losses) on:
DAC	-	(35.0)	-	-	(35.0)
Deferred income taxes	-	-	-	(102.0)	(102.0)
Policyholders liabilities	-	-	(57.4)	-	(57.4)
Balance, March 31, 2010	$313.2	$(56.2)	$(57.4)	$(69.7)	$129.9

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 684 issues at March 31, 2010 and 744 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

			March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$2,265.8	$(33.7)	$1,426.7	$(99.0)	$3,692.5	$(132.7)
U.S. Treasury,
government and agency	1,041.4	(158.4)	-	-	1,041.4	(158.4)
States and political subdivisions	170.2	(7.0)	16.6	(3.7)	186.8	(10.7)
Foreign governments	1.9	(.1)	4.2	-	6.1	(.1)
Commercial mortgage-backed	13.5	(13.3)	1,260.1	(521.0)	1,273.6	(534.3)
Residential mortgage-backed	-	-	2.4	(.1)	2.4	(.1)
Asset-backed	42.4	(7.0)	54.7	(11.5)	97.1	(18.5)
Redeemable
preferred stock	32.4	(.7)	1,292.1	(120.8)	1,324.5	(121.5)

Total	$3,567.6	$(220.2)	$4,056.8	$(756.1)	$7,624.4	$(976.3)

	December 31, 2009
	Less Than 12 Months(1)		12 Months or Longer(1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$2,043.5	$(53.9)	$2,022.3	$(181.2)	$4,065.8	$(235.1)
U.S. Treasury,
government and agency	1,591.7	(152.4)	-	-	1,591.7	(152.4)
States and political subdivisions	209.7	(10.5)	23.5	(3.7)	233.2	(14.2)
Foreign governments	41.0	(.1)	5.1	-	46.1	(.1)
Commercial mortgage-backed	33.6	(15.7)	1,348.8	(476.2)	1,382.4	(491.9)
Residential mortgage- backed	54.1	(.1)	2.4	(.2)	56.5	(.3)
Asset-backed	48.6	(8.5)	68.6	(12.9)	117.2	(21.4)
Redeemable
preferred stock	51.2	(6.6)	1,283.3	(215.6)	1,334.5	(222.2)

Total	$4,073.4	$(247.8)	$4,754.0	$(889.8)	$8,827.4	$(1,137.6)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.42% of total investments.  The largest exposures to a single issuer of corporate securities held at March 31, 2010 and December 31, 2009 were $161.4 million and $149.8 million, respectively.   Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At March 31, 2010 and December 31, 2009, respectively, approximately $2,420.6 million and $2,211.7 million, or 8.7% and 8.0%, of the $27,804.8 million and $27,496.8 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $502.6 million and $455.9 million at March 31, 2010 and December 31, 2009, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At March 31, 2010 and December 31, 2009, respectively, the Company owned $35.0 million and $37.0 million in RMBS backed by subprime residential mortgage loans and $21.9 million and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $36.3 million.

For the first quarters of 2010 and 2009, investment income is shown net of investment expenses of $18.4 million and $17.2 million, respectively.

At March 31, 2010 and December 31, 2009, respectively, the Company’s trading account securities had amortized costs of $503.9 million and $331.7 million and fair values of $515.4 million and $484.6 million.  Also at March 31, 2010 and December 31, 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $37.3 million and $37.6 million and costs of $33.9 million and $34.9 million as well as other equity securities with carrying values of $48.6 million and $53.6 million and costs of $41.0 million and $43.9 million.

In the first quarters of 2010 and 2009, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $14.5 million and $(44.8) million, respectively, were included in Net investment income in the consolidated statements of earnings.

Mortgage Loans

At March 31, 2010 and 2009, there were no investment valuation allowances for mortgage loans.

During the first quarters of 2010 and 2009, respectively, the Company’s average recorded investment in impaired mortgage loans was $0.4 million and $0.2 million.  Interest income recognized on these impaired mortgage loans totaled zero and zero for the first quarters of 2010 and 2009, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At March 31, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $0.9 million and zero.

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, in the event of elections, being higher than what accumulated policyholders account balances would support.  The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions.  For both GMDB and GMIB, the Company retains certain risks including basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements. The Company has purchased reinsurance contracts from affiliated and unaffiliated companies to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

GWBL features and reinsurance contracts covering GMIB exposure are considered derivatives for accounting purposes and, therefore, must be reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under the guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income in the consolidated statements of earnings except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into 2009, the Company implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities and in first quarter 2010.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  In the first quarter of 2010, an anticipatory hedge program was initiated to protect against declining interest rates and the imp act they could have on projected variable annuity sales through third quarter 2010.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
 March 31, 2010

		Fair Value		Gains (Losses)
	Notional	Asset	Liability	Reported in Net
	Amount	Derivatives	Derivatives	Earnings (Loss)
Freestanding derivatives		(In Millions)
Equity contracts (1):
Futures	$3,605.2	$-	$-	$(234.0)
Swaps	685.7	3.2	15.3	(20.8)
Options	1,000.0	19.8	-	(32.2)

Interest rate contracts (1):
Floors	15,000.0	295.5	-	27.8
Swaps	3,252.0	93.3	4.2	46.2
Futures	4,821.8	40.0	-	(4.6)
Swaptions	1,200.0	-		63.0

Net investment loss				(154.6)

Embedded derivatives:
GMIB reinsurance contracts(2)		2,208.9		(46.9)

GWBL features (3)			40.5	14.4

Balances, March 31, 2010	$29,564.7	$2,660.7	$60.0	$(187.1)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

AXA Equitable also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates.  The Company is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury Securities or those issued by government agencies.  At March 31, 2010 and December 31, 2009, the Company held $356.7 million and $694.7 million, respectively, in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At March 31, 2010, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $7.4 million.  At March 31, 2010, the Company had open exchange-traded futures positions on the 10-year and 30-year U.S. Treasury Note, having initial margin requirements of $46.2 million.  At that same date, the Company had open exchange-trade future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $ 256.0 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at March 31, 2010 are exchange-traded and net settled daily in cash.

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

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collate ralized derivative transactions that were in a liability position at March 31 , 2010 and December 31, 2009, were $5.9 million and $598.3 million, respectively, for which the Company had posted collateral of $3.6 million and $632.3 million, respectively, in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on March 31, 2010, the Company would not have been required to post any additional collateral to its counterparties.

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

If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income.  Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected.  If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not b elow zero).  If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations.  If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

Many expenses related to Closed Block operations, including amortization of DAC, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations.  Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

Summarized financial information for the Closed Block follows:

	March 31, 2010	December 31, 2009
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,376.3	$8,411.7
Policyholder dividend obligation	55.1	-
Other liabilities	54.5	69.8
Total Closed Block liabilities	8,485.9	8,481.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value
(amortized cost of $5,544.7 and $5,575.5)	5,653.2	5,631.2
Mortgage loans on real estate	1,016.5	1,028.5
Policy loans	1,152.2	1,157.5
Cash and other invested assets	85.4	68.2
Other assets	254.9	264.1
Total assets designated to the Closed Block	8,162.2	8,149.5

Excess of Closed Block liabilities over assets designated to
the Closed Block	323.7	332.0

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred income tax
expense of $22.6 and $23.4 and policyholder
dividend obligation of $(55.1) and $0	42.0	43.6

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$365.7	$375.6

Closed Block revenues and expenses follow:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

REVENUES:
Premiums and other income	$94.9	$99.9
Investment income (net of investment expenses of $0 and $0)	118.1	120.2
Investment gains, net: Total OTTI losses	-	-
Portion of loss recognized in other comprehensive income	-	-
Net impairment losses recognized	-	-
Other investment gains, net	6.2	7.5
Total investment gains, net	6.2	7.5
Total revenues	219.2	227.6

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	203.2	208.9
Other operating costs and expenses	.8	.6
Total benefits and other deductions	204.0	209.5

Net revenues before income taxes	15.2	18.1
Income taxes	(5.3)	(6.3)
Net Revenues	$9.9	$11.8

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains	55.1	-
Balances, End of Period	$55.1	$-

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include equity real estate held-for-sale and through December 31, 2009, Windup Annuities.  No real estate was held for sale at March 31, 2010 and December 31, 2009. The following table reconciles the Earnings from discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for first quarters of 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)
Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(1.5)
Real estate held-for-sale	-	6.6
Total	$-	$5.1

6)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts - GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and/or GWBL features in-force that guarantee one of the following:

●	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$1,086.5	$1,612.9	$2,699.4
Paid guarantee benefits	(47.8)	(11.2)	(59.0)
Other changes in reserve	75.5	29.6	105.1
Balance at March 31, 2010	$1,114.2	$1,631.3	$2,745.5

Balance at January 1, 2009	$980.9	$1,979.9	$2,960.8
Paid guarantee benefits	(80.9)	(20.2)	(101.1)
Other changes in reserve	214.0	1.5	215.5
Balance at March 31, 2009	$1,114.0	$1,961.2	$3,075.2

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$405.0	$327.3
Paid guarantee benefits	(17.4)	(5.1)
Other changes in reserve	44.3	57.6
Balances, End of Period	$431.9	$379.8

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2010 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantee s may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,238	$266	$154	$500	$12,158
Separate Accounts	$26,863	$7,170	$4,288	$32,770	$71,091
Net amount at risk, gross	$1,875	$1,495	$2,747	$10,091	$16,208
Net amount at risk, net of
amounts reinsured	$1,875	$954	$1,845	$4,107	$8,781
Average attained age
of contractholders	49.8	62.4	67.2	62.7	53.5
Percentage of contractholders
over age 70	7.6%	25.1%	42.4%	24.4%	13.0%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$34	$729	$763
Separate Accounts	N/A	N/A	$2,877	$45,217	$48,094
Net amount at risk, gross	N/A	N/A	$1,146	$518	$1,664
Net amount at risk, net of
amounts reinsured	N/A	N/A	$335	$116	$451
Weighted average years remaining
until annuitization	N/A	N/A	1.0	6.8	6.3
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL related liability was $40.5 million and $54.9 million at March 31, 2010 and December 31, 2009, respectively; which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to the GWBL feature over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$43,393	$41,447
Fixed income	3,997	3,957
Balanced	21,514	20,940
Other	2,187	2,246
Total	$71,091	$68,590

GMIB:
Equity	$29,293	$27,837
Fixed income	2,550	2,514
Balanced	15,718	15,351
Other	533	618
Total	$48,094	$46,320

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. This program currently utilizes derivative instruments, such as exchange-traded futures contracts, options and interest rate swap and floor contracts as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At March 31, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $37,666 million and $6,347 million, respectively, with the GMDB feature and $18,931 million and $120 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2010	$255.0	$(173.6)	$81.4
Other changes in reserves	53.0	(22.0)	31.0
Balance at March 31, 2010	$308.0	$(195.6)	$112.4

Balance at January 1, 2009	$203.0	$(152.6)	$50.4
Other changes in reserves	2.0	8.4	10.4
Balance at March 31, 2009	$205.0	$(144.2)	$60.8

7)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at March 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$20,434.6	$421.3	$20,855.9
U.S. Treasury, government
and agency	-	1,807.2	-	1,807.2
States and political subdivisions	-	323.3	47.5	370.8
Foreign governments	-	367.6	1.0	368.6
Commercial mortgage-backed	-	-	1,419.6	1,419.6
Residential mortgage-backed(1)	-	1,525.3	.2	1,525.5
Asset-backed(2)	-	45.8	188.2	234.0
Redeemable preferred stock	225.3	1,277.9	12.4	1,515.6
Subtotal	225.3	25,781.7	2,090.2	28,097.2
Other equity investments	85.1	-	.9	86.0
Trading securities	460.2	54.8	.4	515.4
Other invested assets:
Short-term	-	87.5	-	87.5
Swaps	-	83.5	(6.5)	77.0
Options	-	19.8	-	19.8
Floors	-	295.5	-	295.5
Swaptions	-	40.0	-	40.0
Subtotal	-	526.3	(6.5)	519.8
Cash equivalents	1,509.9	-	-	1,509.9
Segregated securities	-	1,004.8	-	1,004.8
GMIB reinsurance contracts	-	-	2,208.9	2,208.9
Separate Accounts’ assets	85,021.3	1,765.0	206.9	86,993.2
Total Assets	$87,301.8	$29,132.6	$4,500.8	$120,935.2

Liabilities
GWBL features’ liability	$-	$-	$40.5	$40.5
Total Liabilities	$-	$-	$40.5	$40.5

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$19,728.5	$465.6	$20,194.1
U.S. Treasury, government
and agency	-	1,690.0	-	1,690.0
States and political subdivisions	-	334.3	47.4	381.7
Foreign governments	-	281.6	20.7	302.3
Commercial mortgage-backed	-	-	1,489.8	1,489.8
Residential mortgage-backed(1)	-	1,650.6	-	1,650.6
Asset-backed(2)	-	50.6	217.1	267.7
Redeemable preferred stock	190.6	1,291.0	12.4	1,494.0
Subtotal	190.6	25,026.6	2,253.0	27,470.2
Other equity investments	90.3	-	.9	91.2
Trading securities	423.0	60.9	.7	484.6
Other invested assets	-	(36.3)	299.6	263.3
Cash equivalents	1,366.5	-	-	1,366.5
Segregated securities	-	985.7	-	985.7
GMIB reinsurance contracts	-	-	2,255.8	2,255.8
Separate Accounts’ assets	82,102.3	1,684.5	229.7	84,016.5
Total Assets	$84,172.7	$27,721.4	$5,039.7	$116,933.8

Liabilities
GWBL features’ liability	$-	$-	$54.9	$54.9
Total Liabilities	$-	$-	$54.9	$54.9

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 74.2% and 74.2% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their s hort-term nature.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 23.9% and 23.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At March 31, 2010 and December 31, 2009, respectively, approximately $1,551.4 million and $1,907.7 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $432.3 million at March 31, 2010, or approximately 38.1% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts is traded in the OTC derivative market and is classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors , which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $2.2 million at March 31, 2010 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-perf ormance risk of the Company for purpose of determining the fair value of its OTC liability positions at March 31, 2010.

At March 31, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 1.9% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2010 and December 31, 2009, respectively, were approximately $278.1 million and $365.2 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,608.0 million and $1,706.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of the CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, the Company instead applied a risk- adjusted present value technique to the projected cash flows of these securities , as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At March 31, 2010, the Company continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $45.0 million at March 31, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at March 31, 2010.

In first quarter 2010, AFS fixed maturities with fair values of $156.0 million and $22.8 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $5.0 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 1.3% of total equity at March 31, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed

Balance, January 1, 2010	$465.6	$-	$20.7	$47.4	$1,489.8	$-	$217.1
Total gains (losses),
realized and unrealized, included in:
Earnings as:
Net investment income	.4	-	-	-	.7	-	-
Investment (losses) gains, net	-	-	-	-	(30.0)	-	.6
Decrease in the fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.4	-	-	-	(29.3)	-	.6
Other comprehensive income	10.4	-	-	.4	(40.9)	-	2.3
Purchases/issuances	71.3	-	-	-	-	-	-
Sales/settlements	(16.1)	-	-	(.3)	-	-	(10.6)
Transfers into/out of
Level 3 (2)	(110.3)	-	(19.7)	-	-	.2	(21.2)
Balance, March 31, 2010	$421.3	$-	$1.0	$47.5	$1,419.6	$.2	$188.2

(1)	Includes Trading Securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable preferred stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability

Balance, January 1, 2010	12.4	1.7	299.6	2,255.8	229.7	54.9
Total gains (losses), realized and unrealized, included in:
Earnings as:
Net investment income	-	-	(6.5)	-	-	-
Investment (losses), net	-	-	-	-	(24.0)	-
Decrease in the fair value of the reinsurance contracts	-	-	-	(97.3)	-	-
Policyholders’ benefits	-	-	-	-	-	(16.7)
Subtotal	-	-	(6.5)	(97.3)	(24.0)	(16.7)
Other comprehensive income	-	-	-	-	-	-
Purchases/issuances	-	-	-	50.4	1.4	2.3
Sales/settlements	-	(.4)	-	-	(1.1)	-
Transfers into/out of Level 3 (2)	-	-	(299.6)	-	.9	-
Balance, March 31, 2010	12.4	1.3	(6.5)	2,208.9	206.9	40.5

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Fixed
	Maturities	Other	Other	GMIB	Separate	GWBL
	Available-	Equity	Invested	Reinsurance	Accounts	Features(1)
	For-Sale	Investments(1)	Assets	Asset	Assets	Liability

Balance, Jan. 1, 2009	$2,424.4	$2.1	$547.0	$4,821.7	$334.3	$272.6
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.8	-	(136.7)	-	-	-
Investment gains,
(losses), net	(4.6)	-	-	-	(32.2)	-
Decrease in fair value of
reinsurance contracts	-	-	-	(982.6)	-	-
Policyholders’ benefits	-	-	-	-	-	(14.4)
Subtotal	(3.8)	-	(136.7)	(982.6)	(32.2)	(14.4)
Other comprehensive loss	(125.7)	.1	-	-	-	-
Purchases/issuances and
sales/settlements, net	15.8	(.1)	22.8	44.9	(3.0)	1.9
Transfers into/out of
Level 3(2)	(72.3)	(.1)	-	-	.9	-
Balance, March 31, 2009	$2,238.4	$2.0	$433.1	$3,884.0	$300.0	$260.1

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the first quarters of 2010 and 2009 by category for Level 3 assets and liabilities still held at March 31, 2010 and 2009, respectively:

	Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holders’
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Still Held at March 31, 2010:
Change in unrealized gains or losses
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$10.4	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	.4	-
Foreign governments	-	-	-	-	-
Commercial
mortgage-backed	-	-	-	(40.9)	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	2.3	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	(27.8)	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	(6.5)	-	-	.1	-
Other invested assets	-	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(46.9)	-	-
Separate Accounts’ assets	-	(24.1)	-	-	-
GWBL features’ liability	-	-	-	-	14.4
Total	$(6.5)	$(24.1)	$(46.9)	$(27.7)	$14.4

	Earnings
	Net Investment Income	Investment Gains (Losses), Net	Decrease in Fair Value of Reinsurance Contracts	OCI	Policy-holders’ Benefits
			(In Millions)
Level 3 Instruments
Still Held at March 31, 2009:
Change in unrealized gains or losses
Fixed maturities, available-for-sale	$-	$-	$-	$(125.7)	$-
Other equity investments	-	-	-	.1	-
Other invested assets	(113.9)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(937.7)	-	-
Separate Accounts’ assets	-	(32.2)	-	-	-
GWBL features’ liability	-	-	-	-	(14.4)
Total	$(113.9)	$(32.2)	$(937.7)	$(125.6)	$(14.4)

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the first quarters of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.
The carrying values and fair values at March 31, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$3,558.8	$3,603.8	$3,554.8	$3,547.4
Other limited partnership interests	1,337.1	1,337.1	1,308.4	1,308.4
Policyholders liabilities:
Investment contracts	2,679.1	2,703.9	2,721.0	2,729.4
Guaranteed Interest contracts	5.1	5.4	-	-
Loans to Affiliates	1,048.3	1,083.9	1,048.3	1,077.2
Long-term debt	199.9	230.3	199.9	226.0

Closed Block:
Mortgage loans on real estate	$1,016.5	$1,015.1	$1,028.5	$1,021.2
Other equity investments	1.5	1.5	1.5	1.5
SCNILC liability	7.2	7.2	7.6	7.6

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

The fair values for the Company’s association plan contracts, SCNILC, deferred annuities and certain annuities, which are included in Policyholders’ account balances, and guaranteed interest contracts are estimated using projected cash flows discounted at rates reflecting current market rates.

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

Generally, the Company’s funding policy to its qualified pension plans (other than those of AllianceBernstein) is to make minimum annual contributions as required by law.  AllianceBernstein’s policy is to satisfy its funding obligation to its qualified retirement plan each year in an amount not less than the minimum required by ERISA, as amended by the Pension Protection Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first quarter of 2010, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were zero and $135.0 million.  AllianceBernstein and the Company currently estimate they will make additional contributions to their respective qualified retirement plans of $6.0 million and $61.0 million before year end 2010.

Components of net periodic pension expense follow:

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Service cost	$10.9	$10.3
Interest cost	32.2	33.9
Expected return on assets	(28.7)	(32.1)
Net amortization	31.1	23.3
Net Periodic Pension Expense	$45.5	$35.4

9)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries, including the Company.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  For the first quarters of 2010 and 2009, respectively, the Company recognized compensation cost for share-based payment arrangements of $46.6 million and $7.7 million.

On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $13.5 million.  Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $10.9 million and equity settlements of the remainder with approximately 114,757 restricted AXA ordinary shares for aggregate value of approximately $2.6 million.

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 19, 2010 and March 19, 2014.  All of the options granted on March 29, 2010 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $3.73 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.52% and a risk-free interest rate of 2.5%.  The total fair value of this award (net of expected forfeitures) of approximately $7.8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In first quarter 2010, the expense associated with the March 19, 2010 grant of options was approximately $2.7 million.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees of AXA Financial’s subsidiaries.  The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.   The price used to value the performance units at each settlement date will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2012 and 2013, respectively.  Participants may elect to receive cash, AXA ordinary shares, or a combination thereof, in settlement of performance units earned, however, settlement is limited to 50% or reduced to 0% if AXA pays a dividend only in one of the two years during the cumulative two-year performance period or does not pay any dividends, respectively.  In first quarter 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $5.8 million.

10)	INCOME TAXES

Income taxes for the interim period ended March 31, 2010 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax benefit for the period ended March 31, 2010 reflected a benefit in the amount of $148.4 million primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

Income taxes for the interim period ended March 31, 2009 were computed using a discrete effective tax rate method.  The use of the discrete method was more appropriate than the annual effective tax rate method for this period.  The estimated annual effective tax rate was not considered reliable due to its sensitivity to minimal changes to forecasted annual pre-tax earnings.  Under the discrete method, The Company determined the tax expense based upon actual results as if the interim period were an annual period.  The tax benefit for the period ended March 31, 2009 was greater than the expected tax benefit primarily due to the Separate Account dividends received deduction.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2009.

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2009, and believes that the ultimate resolution of the litigation described therein involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2009 will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matters described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2009, a  number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

12)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Segment revenues:
Insurance	$1,409.1	$722.4
Investment Management (1)	729.7	604.0
Consolidation/elimination	(5.7)	(6.4)
Total Revenues	$2,133.1	$1,320.0

(1) Net of interest expense incurred on securities borrowed

Segment earnings (loss) from continuing operations before
income taxes:
Insurance	$314.3	$(538.5)
Investment Management	127.6	29.5
Consolidation/elimination	2.0	-
Total Earnings (Loss) from Continuing Operations before Income Taxes	$443.9	$(509.0)

	March 31, 2010	December 31, 2009
	(In Millions)

Segment assets:
Insurance	$142,792.3	$139,202.3
Investment Management	11,053.2	10,770.7
Consolidation/elimination	(49.0)	(68.6)
Total Assets	$153,796.5	$149,904.4

13)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $14.3 million and $22.9 million, respectively, for the first quarters of 2010 and 2009.

AXA Equitable paid $150.4 million and $179.7 million, respectively, in commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2010 and 2009.  AXA Equitable charged AXA Distribution’s subsidiaries $102.0 million and $101.7 million, respectively, for their applicable share of operating expenses for the first quarters of 2010 and 2009, pursuant to the Agreements for Services.

Various AXA affiliates cede a portion of their life and health insurance business through reinsurance agreements to AXA Cessions, an AXA affiliated reinsurer.  AXA Cessions, in turn, retroceded a quota share portion of these risks to AXA Equitable on a one-year term basis.  Premiums earned in the first quarters of 2010 and 2009 under this arrangement totaled approximately zero and $0.7 million, respectively.  Claims and expenses paid in the first quarters of 2010 and 2009 were $0.1 million and $0.4 million, respectively.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements’ included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

INTRODUCTION
The Company’s business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In the aftermath of the recent financial crisis and the ongoing uncertain conditions in the economy, the market for annuity and life insurance products of the types issued by AXA Equitable is dynamic.  Among other things, the features and pricing of various insurance products continue to change and some insurance companies have eliminated and/or limited the sales of certain annuity and life insurance products and/or features.  Changes to certain of AXA Equitable’s insurance product features, including e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life ins urance products offered by AXA Equitable less competitive in the marketplace.  This, in turn, adversely affected sales in first quarter 2010, particularly in the wholesale channel and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products.  AXA Equitable continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.

As conditions in the insurance products marketplace, capital markets and economy continue to evolve, AXA Equitable may need to make further adjustments to its product offerings.

In recent years, variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) have been the predominant products issued by AXA Equitable.  These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results.  Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, AXA Equitable has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates.  Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

●
GMIB reinsurance contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to non-affiliated reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.  Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly.

●
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that as in the case of the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility.

The table below shows, for first quarter 2010 and 2009 and the year ended December 31, 2009, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31,
	2010	2009	2009
	(In Millions)

(Losses) gains on free-standing derivatives (1)	$(154.7)	$222.5	$(3,079.4)
Decrease in fair value of GMIB reinsurance contracts (2)	(46.9)	(937.7)	(2,565.9)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance (3)	(19.3)	(49.5)	532.8
Total	$(220.9)	$(764.7)	$(5,112.5)

(1)	Reported in Net investment income (loss) in the consolidated statement of earnings (loss)
(2)	Reported in Decrease in fair value of reinsurance contracts in the consolidated statement of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statement of earnings (loss)

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2010 Compared to First Quarter 2009

Net earnings attributable to the Company totaled $396.1 million for first quarter 2010, a difference of $706.4 million from the net loss of $310.3 million reported for first quarter 2009.

Net earnings attributable to the noncontrolling interest was $71.8 million in first quarter 2010 as compared to $12.7 million in the 2009 period with the increase due to higher AllianceBernstein earnings partially offset by a decrease in the Company’s ownership percentage.

Total enterprise net earnings of $467.9 million were reported in first quarter 2010, an increase of $765.5 million from the $297.6 million of net loss reported for first quarter 2009.  The Insurance segment’s net earnings were $216.5 million, an increase of $525.9 million from $309.4 million in net loss in first quarter 2009, while the net earnings for the Investment Management segment totaled $249.4 million, a $237.6 million increase from the $11.8 million in net earnings in first quarter 2009.

Pre-tax earnings of $7.8 million ($5.1 million post-tax) were reported in first quarter 2009 for discontinued operations.  There were no results from discontinued operations in the 2010 quarter.

Income tax benefit in first quarter 2010 was $24.0 million compared to $206.3 million in first quarter 2009.  While there was pre-tax income for the first quarter 2010 as compared to pre-tax losses in first quarter 2009, there was a tax benefit of $148.4 million in the 2010 quarter primarily due to the release of state deferred taxes held by the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary, ACMC, Inc., from a corporation to a limited liability company.  As a limited liability company, ACMC’s income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation. ACMC’s principal asset is its holdings of AllianceBernstein Units.  There will continue to be a reduction of related taxes in future periods, but to a far lesser degree. Income taxes for first quarter 2010 were determined using an estimated annual effective tax rate while the income taxes for the first quarter of 2009 were determined using a discrete method. The tax benefit for first quarter 2009  was greater than the expected tax benefit primarily due to the Separate Account dividends received deduction.

Earnings from continuing operations before income taxes was $443.9 million for first quarter 2010, an increase of $952.9 million from the $509.0 million in pre-tax loss reported for the year earlier quarter.  There was an $852.8 million increase from the Insurance segment’s earnings from continuing operations to $314.3 million as well as a $98.1 million increase for the Investment Management segment to $127.6 million.  The first quarter 2010 pre-tax earnings increase in the Insurance segment was primarily due to an $890.8 million lower decrease in the fair value of the reinsurance contract, lower DAC amortization, higher policy fees and commissions, fees and other income.  The Investment Management segment’s increase in first quarter 2010 pre-tax earnings was principally due to higher investment advisory and services fees and $32.4 million lower net investment losses at AllianceBernstein in the 2010 quarter.

Revenues.  In first quarter 2010, total revenues increased $813.1 million to $2.13 billion as compared to $1.32 billion in the year earlier quarter.  The Insurance segment’s revenue increase of $686.7 million to $1.41 billion was primarily due to the lower decrease in the fair value of the reinsurance contracts and higher commissions, fees and other income partially offset by lower investment income in first quarter 2009.  The increase of $125.7 million to $729.7 million for the Investment Management segment in first quarter 2010 resulted principally from higher investment advisory and service s fees, lower investment losses and higher distribution revenues.

In first quarter 2010, premiums totaled $148.2 million, an increase of $20.3 million from the $127.9 million reported in the prior year’s quarter.  The increase was primarily due to a $18.1 million increase in term life insurance premiums partially offset by a $4.9 million decrease in traditional life insurance premiums from Closed Block policies in the 2010 quarter.

Policy fee income was $723.3 million, $45.6 million higher than in first quarter 2009, primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation.

Net investment income decreased $149.9 million to $395.3 million in first quarter 2010.  The $186.4 million decrease to $390.3 million for the Insurance segment was primarily due to a $154.7 million decrease in the fair value of derivative instruments in first quarter 2010 as compared to an increase of $222.5 million in first quarter 2009.  The decline in investment income was partially offset by increases of $174.9 million, $4.1 million, $3.5 million and $3.4 million related to income from equity limited partnership, earnings on Separate Account surplus, mark-to-market gains on trading account securities and fixed maturities income.  The $32.4 million increase for the Investment Management segment was primarily due to $11.2 million of mark-to-market gains on trading account securities in first quarter 2010 as compared to $28.2 million of losses in the 2009 quarter and $3.4 million higher gains on seed money investments partially offset by venture capital fund losses of $12.8 million and lower interest earned on U.S. Treasury Bill and other investments at AllianceBernstein reflecting lower interest rates and lower average balances.

Investment gains totaled $0.4 million in first quarter 2010, as compared to gains of $138.5 million in first quarter 2009.  The Insurance segment reported losses of $3.4 million in the 2010 quarter as compared to gains of $131.0 million in first quarter 2009 while the Investment Management segment posted slightly lower gains, $3.8 million and $7.5 million in the first quarters of 2010 and 2009, respectively.  The Insurance segment’s $134.4 million decrease in the 2010 quarter primarily resulted from $23.9 million in gains on sales of General Account fixed maturities as compared to $159.0 million of gains in the comparable 2009 quarter, partially offset by higher writedowns on this portfolio ($30.0 million in the 2010 quarter compared to $27.5 million in the 2009 quarter). The Investment Management segment's decrease in investment gains was principally due to lower gains on investment sales.

Commissions, fees and other income increased $144.1 million to $912.8 million in first quarter 2010 with increases of $97.0 million and $50.8 million in the Investment Management and Insurance segments, respectively.  The Investment Management segment’s increase was principally due to the $67.3 million, $22.2 million and $5.1 million respective increases in investment advisory and services fees, distribution revenues and Bernstein research services revenues at AllianceBernstein in first quarter 2010 as compared to first quarter 2009.  The 15.1% increase to $512.3 million in investment advisory and services fees was primarily due to a 15.6% increase in average assets under management (“AUM”) partially offset by lower performance-based fees ($2.7 million and $12.3 million in the 2010 and 2009 quarters, respectively).  The increase in distribution revenues to $80.3 million was principally due to lower average mutual fund AUM.  The increase to $110.7 million in Bernstein research services revenues related to higher European revenues partially offset by modest declines in the U.S.  The Insurance segment’s increase to $197.6 million in first quarter 2010 was principally due to a $55.1 million increase in gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base.

In first quarter 2010, there was a $46.9 million decrease in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, as compared to the $937.7 million decrease in their fair value in first quarter 2009; both quarters’ changes reflected market fluctuations.

Benefits and Other Deductions.  In first quarter 2010, total benefits and other deductions decreased $139.8 million to $1.69 billion principally due to the Insurance segment’s reported decrease of $166.1 million primarily due to the decline in DAC amortization in first quarter 2010 partially offset by the $27.6 million increase in the Investment Management segment.

In first quarter 2010, policyholders’ benefits totaled $584.0 million, an increase of $2.6 million from the $581.4 million reported for first quarter 2009.

Total compensation and benefits increased $17.7 million to $480.0 million in first quarter 2010 due to increases of $14.5 million and $3.2 million for the Investment Management and Insurance segments, respectively.  The Investment Management segment increase in first quarter 2010 to $339.9 million resulted from: a $24.2 million increase in incentive compensation at AllianceBernstein due to higher deferred compensation expense; $0.4 million higher commission expense reflecting higher sales volume partially offset by a $19.0 million decrease in base compensation, fringe benefits and other employment costs due to lower severance and lower salaries related to workforce reductions in 2009.  Compensation and benefits increase for the Insurance segment was principally due to a $16.1 million increase in share-based and other compensation programs offset by $12.9 million lower salaries and benefit expenses.

For first quarter 2010, commissions in the Insurance segment totaled $242.8 million, a decrease of $60.6 million when compared to $303.4 million from first quarter 2009 principally due to lower sales of interest-sensitive life insurance and variable annuity products.

There was a $16.2 million increase in distribution plan payments in the Investment Management segment, from $42.4 million in first quarter 2009 to $58.6 million in first quarter 2010.  The increase resulted from higher average Retail Services AUM at AllianceBernstein.

DAC amortization was a negative $147.0 million in first quarter 2010, a decline of $181.6 million from the $34.6 million charge reported in the corresponding 2009 period.  First quarter  2010 had significant hedge losses from positive equity market performance resulting in negative amortization for the Accumulator product, as well as lowering the future cost of hedging. Conversely, first quarter 2009 had small hedge gains resulting  from negative equity market performance, partially offset by losses on interest rate derivatives due to  increasing interest rates.  These factors resulted in a small negative amortization for the Accumulator product in the 2009 quarter.  These gains and losses are not fully offset by changes in GMDB and GMIB reserves.  Amortization from all other products was positive for both periods.

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

For universal life insurance products and investment-type products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative during the contract life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of D AC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC amortization.  The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  Currently, the average gross long-term annual return estimate is 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.9% net of product weighted average Separate Account fees) and 0.0% ((2.1%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of March 31, 2010, current projections of future average gross market returns assume a 0.0% return for the next four quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after ten quarters.

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

DAC capitalization totaled $212.7 million for first quarter 2010, a decrease of $82.8 million from the $295.5 million reported in first quarter 2009, primarily due to $70.0 million lower first year commissions and a $12.8 million decrease in deferrable operating expenses due to lower sales of variable annuity and interest-sensitive life insurance products.

Other operating costs and expenses on a consolidated basis were basically unchanged.  The increase of $10.3 million in the Insurance segment was principally due to higher equipment leasing expenses and higher sub-advisory fees paid to AllianceBernstein. The $2.4 million decline reported in the Investment Management segment in first quarter 2010 primarily resulted from incremental foreign exchange gains partially offset by higher fixed asset writeoffs at AllianceBernstein.

Premiums and Deposits.  In the aftermath of the recent financial crisis and the ongoing uncertain conditions in the economy, the market for annuity and life insurance products of the types issued by AXA Equitable is dynamic.  Among other things, the features and pricing of various insurance products continue to change and some insurance companies have eliminated and/or limited the sales of certain annuity and life insurance products and/or features.

Changes to certain of AXA Equitable’s insurance product features, including e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by AXA Equitable less competitive in the marketplace.  This, in turn, adversely affected sales in first quarter 2010, particularly in the wholesale channel and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products.  AXA Equitable continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its produc t portfolio and driving profitable growth while managing risk.  As conditions in the insurance products marketplace, capital markets and economy continue to evolve, AXA Equitable may need to make further adjustments to its product offerings.

Total premiums and deposits for insurance and annuity products for first quarter 2010 were $2.39 billion, a $1.30 billion decrease from $3.69 billion in first quarter 2009 while total first year premiums and deposits decreased $1.44 billion to $1.08 billion in first quarter 2010 from $2.52 billion in first quarter 2009.  The annuity line’s first year premiums and deposits decreased $1.43 billion to $993.2 million principally due to the $1.44 billion decline in variable annuities’ sales ($1.10 billion in the wholesale and $340.0 million in the retail channel) due to the difficult economic and market environment and actions taken by management in response thereto.  The $17.6 million decline in first year premiums and deposits for the life insurance products resulted from the $13.7 million and $7.8 million lower sales of interest sensitive life insurance products in the wholesale and retail channels, respectively, and the $3.8 million lower variable life insurance sales in the retail channel in first quarter 2010 being partially offset by $6.5 million higher first year traditional life insurance sales in the wholesale channel.

Surrenders and Withdrawals.  Surrenders and withdrawals increased from $1.60 billion in first quarter 2009 to $1.65 billion for first quarter 2010.  There was a $89.9 million increase in individual annuities surrenders and withdrawals to $1.39 billion offset by decreases of $27.2 million and $10.2 million in the variable and interest-sensitive and traditional life insurance product lines.  The annualized annuities surrender rate decreased to 6.4% in first quarter 2010 from 7.5% in first quarter 2009, while the individual life insurance surrender rate increased to 4.0% in first quarter 2010 from 4.9% in the 2009 period. The surrender and withdrawal rates described above continue to fall within the range of expected experience.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	March 31,
	2010	2009

Third party	$441,420	$361,137
General Account and other	48,774	52,590
Insurance Group Separate Accounts	87,031	63,652
Total Assets Under Management	$577,225	$477,379

Third party assets under management at March 31, 2010 increased $80.28 billion from March 31, 2009 primarily due to increases at AllianceBernstein.  General Account and other assets under management decreased $3.82 million from first quarter 2009.  The $23.38 billion increase in Insurance Group Separate Account assets under management at the end of first quarter 2010 as compared to March 31, 2009 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at the end of first quarter 2010 totaled $501.3 billion as compared to $410.7 billion at March 31, 2009 with market appreciation of $150.8 billion being partially offset by net outflows of $60.2 billion.  The gross inflows of $28.8 billion, $14.4 billion and $7.8 billion in retail institutional investment, and private client channels, respectively, were more than offset by outflows of $32.0 billion, $67.3 billion and $11.9 billion, respectively.  Non-US clients accounted for 36.1% of the March 31, 2010 total.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, AXA Equitable became a member of the FHLBNY, providing AXA Equitable with access to collateralized borrowings and other FHLBNY products.  At March 31, 2010, there were no outstanding borrowings from FHLBNY.

At March 31, 2010, AXA Equitable had no short-term debt or commercial paper outstanding.

Legislation has been introduced in the U.S. Congress that would establish new regulatory requirements for the over-the-counter derivatives markets, affecting items such as capital requirements, margin, clearing and execution.  If certain of the current proposals impacting AXA Equitable were adopted, complying with the new requirements could adversely affect the liquidity position of AXA Equitable and increase the cost of AXA Equitable’s hedging programs.

AllianceBernstein.  For the three months ended March 31, 2010 and 2009, respectively, cash flows included inflows of $5.3 million and zero representing additional investments by AllianceBernstein Holding with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $23.8 million and $0.6 million to fund deferred compensation plan awards.  Cash flows in the first quarter of 2010 includes $43.1 million of outflows related to repayments of commercial paper while first quarter 2009 included $10.6 million from the issuance of commercial paper and $66.0 million of proceeds from shor t-term bank loans.  Capital expenditures at AllianceBernstein were $0.5 million in first quarter 2010 compared to $28.7 million in first quarter 2009.  Proceeds from net sales of investments were zero in the 2010 quarter as compared to $0.3 million in the year earlier quarter.  Available cash flow for cash distributions from AllianceBernstein totaled $194.3 million and $99.2 million for first quarter 2010 and 2009, respectively.

At March 31, 2010 and 2009, respectively, AllianceBernstein had $206.0 million and $295.9 million under its commercial paper program outstanding. No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at both March 31, 2010 and 2009.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                 OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of Notes to Consolidated Financial Statements contained herein.  Except as disclosed in Note 11 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2009 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the 2009 Form 10-K.

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

Date:	May 20, 2010	AXA EQUITABLE LIFE INSURANCE COMPANY

		By	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	May 20, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer