Form 10-Q
period 2010-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2010-08-09
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2010

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

As of August 9, 2010, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)
	• Consolidated Balance Sheets, June 30, 2010 and December 31, 2009	4
	• Consolidated Statements of Earnings (Loss), Three Months and Six Months Ended
	June 30, 2010 and 2009	5
	• Consolidated Statements of Equity, Six Months Ended
	June 30, 2010 and 2009	7
	• Consolidated Statements of Cash Flows, Six Months Ended
	June 30, 2010 and 2009	8
	• Notes to Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	50

Item 3:	Quantitative and Qualitative Disclosures About Market Risk*	57

Item 4(T):	Controls and Procedures	57

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	58

Item 1A:	Risk Factors	58

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds *	58

Item 3:	Defaults Upon Senior Securities *	58

Item 4:	(Removed and Reserved)	58

Item 5:	Other Information	58

Item 6:	Exhibits	58

SIGNATURES		59

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$28,876.2	$27,470.2
Mortgage loans on real estate	3,560.3	3,554.8
Equity real estate, held for the production of income	109.0	98.5
Policy loans	3,605.4	3,616.8
Other equity investments	1,550.5	1,562.3
Trading securities	490.5	484.6
Other invested assets	1,654.8	1,482.6
Total investments	39,846.7	38,269.8
Cash and cash equivalents	3,450.1	1,791.7
Cash and securities segregated, at fair value	945.3	985.7
Broker-dealer related receivables	1,156.8	1,087.6
Deferred policy acquisition costs	7,746.9	7,745.2
Goodwill and other intangible assets, net	3,664.2	3,676.5
Amounts due from reinsurers	3,097.7	3,028.2
Loans to affiliates	1,046.6	1,048.3
Other assets	9,834.3	8,254.9
Separate Accounts’ assets	79,317.6	84,016.5

Total Assets	$150,106.2	$149,904.4

LIABILITIES
Policyholders’ account balances	$24,375.7	$24,107.3
Future policy benefits and other policyholders liabilities	18,754.4	17,726.7
Broker-dealer related payables	279.5	279.4
Customers related payables	1,643.7	1,430.7
Amounts due to reinsurers	69.6	81.2
Short-term and long-term debt	279.0	449.0
Loans from affiliates	1,325.0	1,325.0
Income taxes payable	4,566.2	3,356.0
Other liabilities	3,126.8	3,002.2
Separate Accounts’ liabilities	79,317.6	84,016.5
Total liabilities	133,737.5	135,774.0

Commitments and contingent liabilities (Note 11)

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	2.5	2.5
Capital in excess of par value	5,595.4	5,582.3
Retained earnings	8,298.8	6,311.8
Accumulated other comprehensive loss	(647.9)	(1,035.7)
Total AXA Equitable’s equity	13,248.8	10,860.9
Noncontrolling interest	3,119.9	3,269.5
Total equity	16,368.7	14,130.4

Total Liabilities and Equity	$150,106.2	$149,904.4

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

REVENUES
Universal life and investment-type
product policy fee income	$766.3	$732.6	$1,489.6	$1,410.3
Premiums	128.1	112.9	276.3	240.8
Net investment income (loss):
Investment income (loss) from
derivative instruments	1,259.9	(1,976.3)	1,105.2	(1,753.8)
Other investment income	502.0	540.3	1,052.0	863.0
Total net investment income (loss)	1,761.9	(1,436.0)	2,157.2	(890.8)
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(43.5)	(65.7)	(75.8)	(93.2)
Portion of loss recognized in other
comprehensive income	2.6	3.3	4.9	3.3
Net impairment losses recognized	(40.9)	(62.4)	(70.9)	(89.9)
Other investment gains, net	14.2	9.9	44.6	175.9
Total investment (losses) gains, net	(26.7)	(52.5)	(26.3)	86.0
Commissions, fees and other income	930.5	807.3	1,843.3	1,576.0
Increase (decrease) in fair value
of reinsurance contracts	1,826.7	(1,198.1)	1,779.8	(2,135.8)
Total revenues	5,386.8	(1,033.8)	7,519.9	286.5

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,224.5	(92.6)	1,808.5	488.8
Interest credited to policyholders’
account balances	215.5	246.1	448.6	504.2
Compensation and benefits	441.6	476.2	921.6	938.5
Commissions	259.5	245.0	502.3	548.4
Distribution related payments	71.0	55.1	137.8	103.0
Amortization of deferred sales commissions	12.2	13.8	24.3	28.7
Interest expense	26.9	27.0	53.7	54.0
Amortization of deferred policy acquisition costs	515.5	(108.2)	368.5	(73.6)
Capitalization of deferred policy acquisition costs	(226.7)	(233.9)	(439.4)	(529.4)
Rent expense	56.0	60.2	124.8	124.7
Amortization of other intangible assets	5.7	6.3	11.8	12.2
Other operating costs and expenses	311.1	334.6	639.5	659.4
Total benefits and other deductions	2,912.8	1,029.6	4,602.0	2,858.9

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - CONTINUED
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Earnings (loss) from continuing operations
before income taxes	$2,474.0	$(2,063.4)	$2,917.9	$(2,572.4)
Income tax (expense) benefit	(832.2)	796.8	(808.2)	1,003.1

Earnings (loss) from continuing operations,
net of income taxes	1,641.8	(1,266.6)	2,109.7	(1,569.3)
Earnings from discontinued operations,
net of income taxes	-	3.5	-	8.6

Net Earnings (loss)	1,641.8	(1,263.1)	2,109.7	(1,560.7)
Less: net earnings attributable to the
noncontrolling interest	(50.9)	(80.8)	(122.7)	(93.5)

Net Earnings (loss) Attributable to AXA Equitable	$1,590.9	$(1,343.9)	$1,987.0	$(1,654.2)

Amounts attributable to AXA Equitable:
Earnings (loss) from continuing operations,
net of income taxes	$1,590.9	$(1,347.4)	$1,987.0	$(1,662.8)
Earnings from discontinued operations,
net of income taxes	-	3.5	-	8.6

Net Earnings (Loss)	$1,590.9	$(1,343.9)	$1,987.0	$(1,654.2)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,582.3	5,184.1
Changes in capital in excess of par value	13.1	443.4
Capital in excess of par value, end of period	5,595.4	5,627.5

Retained earnings, beginning of year	6,311.8	8,412.6
Net earnings (loss) attributable to AXA Equitable	1,987.0	(1,654.2)
Impact of implementing new accounting guidance, net of taxes	-	62.0
Retained earnings, end of period	8,298.8	6,820.4

Accumulated other comprehensive loss, beginning of year	(1,035.7)	(2,235.6)
Impact of implementing new accounting guidance, net of taxes	-	(62.0)
Other comprehensive income attributable to AXA Equitable	387.8	519.8
Accumulated other comprehensive loss, end of period	(647.9)	(1,777.8)

Total AXA Equitable’s equity, end of period	13,248.8	10,672.6

Noncontrolling interest, beginning of year	3,269.5	2,896.9
Purchase of AllianceBernstein Units by noncontrolling interest	5.2	-
Exercise of AllianceBernstein Put	-	135.0
Dividends paid to noncontrolling interest	(221.1)	(86.7)
Capital contributions	-	3.5
Net earnings attributable to noncontrolling interest	122.7	93.5
Other comprehensive (loss) income attributable to noncontrolling interest	(48.3)	35.8
Other changes in noncontrolling interest	(8.1)	26.7

Noncontrolling interest, end of period	3,119.9	3,104.7

Total Equity, End of Period	$16,368.7	$13,777.3

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net earnings (loss)	$2,109.7	$(1,560.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	448.6	504.2
Universal life and investment-type product policy fee income	(1,489.6)	(1,410.3)
Net change in broker-dealer and customer related receivables/payables	58.6	(1,308.7)
(Income) loss on derivative instruments	(1,105.2)	1,870.1
Change in reinsurance recoverable with affiliate	-	1,485.7
Investment losses (gains), net	26.3	(86.0)
Change in segregated cash and securities, net	40.4	1,326.5
Change in deferred policy acquisition costs	(70.9)	(603.0)
Change in future policy benefits	760.3	(584.4)
Change in income tax payable	841.4	(952.9)
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	(1,779.8)	2,135.8
Equity (income) loss in other limited partnerships	(43.4)	173.1
Amortization of deferred sales commissions	24.3	28.7
Other depreciation and amortization	83.8	75.6
Amortization of reinsurance cost	109.8	143.2
Amortization of other intangible assets	11.8	12.2
Change in accounts payable and accrued expenses	152.5	38.3
Other, net	120.5	54.8

Net cash provided by operating activities	299.1	1,342.2

Cash flows from investing activities:
Maturities and repayments of fixed maturities
and mortgage loans on real estate	998.8	906.0
Sales of investments	2,464.4	2,082.7
Purchases of investments.	(3,977.2)	(2,080.0)
Cash settlements related to derivative instruments	259.1	(2,156.4)
Increase in loans to affiliates	-	(250.0)
Change in short-term investments	24.3	(12.6)
Change in capitalized software, leasehold improvements
and EDP equipment	(20.1)	(100.2)
Other, net	28.2	(64.2)

Net cash used in investing activities	(222.5)	(1,674.7)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009 - CONTINUED
(UNAUDITED)

	2010	2009
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$1,540.8	$2,064.6
Withdrawals and transfers to Separate Accounts	(184.6)	(1,380.8)
Net change in short-term financings	(170.0)	(.4)
Decrease in collateralized pledged assets	632.3	-
Decrease in collateralized pledged liabilities	(13.0)	(252.8)
Capital contribution	-	438.9
Distribution to non-controlling interests in consolidated subsidiaries	(221.1)	(86.7)
Other, net	(2.6)	66.1

Net cash provided by financing activities	1,581.8	848.9

Change in cash and cash equivalents	1,658.4	516.4
Cash and cash equivalents, beginning of year	1,791.7	2,403.2

Cash and Cash Equivalents, End of Period	$3,450.1	$2,919.6

Supplemental cash flow information
Interest Paid	$.2	$8.6
Income Taxes (Refunded) Paid	$(211.8)	$37.7

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

On March 30, 2009, AXA Financial Group sold 41.9 million AllianceBernstein Units to an affiliate of AXA.  As a result, AXA Financial Group’s consolidated economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  AXA Equitable’s economic interest remains unchanged at 37.1%.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in the Company’s financial statements.

As of June 30, 2010, AllianceBernstein had purchased 3.0 million Holding Units for $86.1 million to help fund anticipated obligations under its Holding Unit-based compensation awards and intends to make additional open-market purchases for this purpose during the second half of 2010.  During the first six months of 2010, AllianceBernstein granted approximately 1.4 million restricted Holding Units, funded by combination of 0.4 million newly-issued Holding Units and 1.0 million unallocated Holding Units held by AllianceBernstein in a consolidated rabbi trust and available for such purpose.  As a result, capital in excess of par value increased by $6.7 million and noncontrolling interest decreased by $6.7 million.  At June 30, 2010 and December 31, 2009 the Company’s economic interest in AllianceBernstein was 36.1% and 35.9%, respectively. At June 30, 2010 and December 31, 2009, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 62.5% and 62.1%.

The terms “second quarter 2010” and “second quarter 2009” refer to the three months ended June 30, 2010 and 2009, respectively.  The terms “first half of 2010” and “first half of 2009” refer to the six months ended June 30, 2010 and 2009, respectively.

Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

Beginning second quarter 2009, the Company implemented the new guidance that modified the recognition guidance for OTTI of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For AFS debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings, as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in OCI.  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings.

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $62.0 million at that date with a corresponding decrease to AOCI to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $107.9 million, equal to the amount of the cumulative effect adjustment, without giving effect to DAC and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

Loss from continuing operations, net of income taxes, and Net loss attributable to AXA Equitable for second quarter and first six months of 2009 reflected increases of $3.3 million and $3.3 million respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, the Company implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, the Company concluded under previous guidance that markets for certain CMBS were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have an impact on the Company’s consolidated results of operations or financial position.

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

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010.  These new disclosures have been included in the Notes to the Company’s consolidated financial statements, as appropriate.

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

In April 2010, the FASB issued guidance on how investments held through Separate Accounts affect an insurer’s consolidation analysis of those investments.  This guidance clarifies that insurers would not be required in their evaluation of whether to consolidate investments to combine their General Account interest with the Separate Accounts in the same investment, unless the Separate Account interest is held for the benefit of a related party policyholder.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 with early adoption permitted with changes to be applied retroactively.  Management does not expect the implementation of this guidance will  have a material impact on the Company’s consolidated financial statements.

Also issued by the FASB in April 2010 was new guidance on stock compensation.  This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market performance or service condition.  Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity.  This guidance is effective for the first interim reporting period beginning after December 15, 2010.  Management does not expect the implementation will have a material effect on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

June 30, 2010:
Fixed Maturities:
Corporate	$20,344.0	$1,486.0	$101.3	$21,728.7	$.7
U.S. Treasury, government
and agency(4)	1,951.5	27.4	37.9	1,941.0	-
States and political
subdivisions	438.4	16.7	7.6	447.5	-
Foreign governments	324.2	49.0	.1	373.1	-
Commercial mortgage-backed	1,785.2	1.8	543.7	1,243.3	5.9
Residential mortgage-backed (1)	1,382.1	78.1	.1	1,460.1	-
Asset-backed (2)	275.2	14.9	16.0	274.1	7.6
Redeemable preferred stock	1,546.9	17.2	155.7	1,408.4	-
Total Fixed Maturities	28,047.5	1,691.1	862.4	28,876.2	14.2

Equity securities	28.5	.1	3.2	25.4	-

Total at June 30, 2010	$28,076.0	$1,691.2	$865.6	$28,901.6	$14.2

December 31, 2009
Fixed Maturities:
Corporate	$19,437.7	$991.5	$235.1	$20,194.1	$.7
U.S. Treasury, government
and agency	1,830.1	12.4	152.5	1,690.0	-
States and political
subdivisions	388.6	7.3	14.2	381.7	-
Foreign governments	270.4	32.0	.1	302.3	-
Commercial mortgage-backed	1,979.6	2.2	492.0	1,489.8	1.8
Residential mortgage-backed (1)	1,604.6	46.2	.2	1,650.6	-
Asset-backed (2)	278.2	10.9	21.4	267.7	7.9
Redeemable preferred stock	1,707.6	8.5	222.1	1,494.0	-
Total Fixed Maturities	27,496.8	1,111.0	1,137.6	27,470.2	10.4

Equity securities	43.9	9.7	-	53.6	-

Total at December 31, 2009	$27,540.7	$1,120.7	$1,137.6	$27,523.8	$10.4

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $121.6 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

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

At June 30, 2010 and December 31, 2009, respectively, the Company had trading fixed maturities with an amortized cost of $158.2 million and $114.6 million and carrying values of $159.1 million and $125.9 million.  Gross unrealized gains on trading fixed maturities were $0.9 million and $12.3 million and gross unrealized losses were zero and $1.0 million at June 30, 2010 and December 31, 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$1,787.9	$1,834.5
Due in years two through five	8,871.7	9,381.9
Due in years six through ten	7,994.7	8,616.2
Due after ten years	4,403.8	4,657.7
Subtotal	23,058.1	24,490.3
Commercial mortgage-backed securities	1,785.2	1,243.3
Residential mortgage-backed securities	1,382.1	1,460.1
Asset-backed securities	275.2	274.1
Total	$26,500.6	$27,467.8

For the first half of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $418.7 million and $1,590.7 million, respectively.  Gross gains of $18.3 million and $156.0 million and gross losses of $6.1 million and $9.0 million were realized on these sales for the first half of 2010 and of 2009, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first half of 2010 and 2009 amounted to $855.3 million and $858.9 million, respectively.

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

The Company recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)

Credit losses recognized in earnings	$40.9	$62.4	$70.9	$89.9
Non-credit losses recognized in OCI	2.6	3.3	4.9	3.3
Total OTTI	$43.5	$65.7	$75.8	$93.2

At June 30, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as the Company did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  At June 30, 2010, OTTI of $0.2 million was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2010	2009
	(In Millions)

Balances at January 1,	$(145.5)	$(229.7)
Previously recognized impairments on securities that matured, paid, prepaid or sold	3.1	3.4
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(30.0)	(12.6)
Additional impairments this period on securities previously impaired	-	(14.9)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at March 31,	(172.4)	(253.8)
Cumulative adjustment related to new accounting guidance on April 1, 2009	-	107.9
Previously recognized impairments on securities that matured, paid, prepaid or sold	45.7	26.5
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(32.2)	(55.2)
Additional impairments this period on securities previously impaired	(8.8)	(7.1)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at June 30,	$(167.7)	$(181.7)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(7.2)	$(10.9)
All other	835.9	(15.7)
Equity securities	(3.0)	9.7
Net Unrealized Gains (Losses)	$825.7	$(16.9)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net			Deferred	AOCI Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2010	$(13.1)	$3.0	$2.4	$2.7	$(5.0)
Net investment gains
arising during the period	17.2	-	-	-	17.2
Reclassification adjustment for
OTTI losses:
Included in Net earnings	(8.8)	-	-	-	(8.8)
Excluded from Net earnings (1)	(2.5)	-	-	-	(2.5)
Impact of net unrealized investment
gains (losses) on:
DAC	-	(2.3)	-	-	(2.3)
Deferred income taxes	-	-	-	(.9)	(.9)
Policyholders liabilities	-	-	(1.0)	-	(1.0)
Balance, June 30, 2010	$(7.2)	$.7	$1.4	$1.8	$(3.3)

Balance, January 1, 2010	$(10.9)	$5.3	$-	$1.9	$(3.7)
Net investment gains
arising during the period	17.3	-	-	-	17.3
Reclassification adjustment for
OTTI losses:
Included in Net earnings	(8.8)	-	-	-	(8.8)
Excluded from Net earnings (1)	(4.8)	-	-	-	(4.8)
Impact of net unrealized investment
gains (losses) on:
DAC	-	(4.6)	-	-	(4.6)
Deferred income taxes	-	-	-	(.1)	(.1)
Policyholders liabilities	-	-	1.4	-	1.4
Balance, June 30, 2010	$(7.2)	$.7	$1.4	$1.8	$(3.3)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net				AOCI Loss
	Unrealized			Deferred	Related to Net
	(Losses)			Income	Unrealized
	Gains on		Policyholders	Tax	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance	(5.4)	.6	-	1.7	(3.1)
Net investment losses
arising during the period	(4.8)	-	-	-	(4.8)
Reclassification adjustment for
OTTI losses:
Included in Net loss	1.2	-	-	-	1.2
Excluded from Net loss (1)	(3.1)	-	-	-	(3.1)
Impact of net unrealized investment
gains on:
DAC	-	1.4	-	-	1.4
Deferred income taxes	-	-	-	1.9	1.9
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2009	$(12.1)	$2.0	$-	$3.6	$(6.5)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net			Deferred	AOCI Gain
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	(Liability)	Investment
	Investments	DAC	Liabilities	Asset	Gains (Losses)
	(In Millions)

Balance, March 31, 2010	$313.2	$(56.2)	$(57.4)	$(69.7)	$129.9
Net investment gains
arising during the period	498.9	-	-	-	498.9
Reclassification adjustment for
OTTI losses:
Included in Net earnings	18.3	-	-	-	18.3
Excluded from Net earnings (1)	2.5	-	-	-	2.5
Impact of net unrealized investment
gains (losses) on:
DAC	-	(36.4)	-	-	(36.4)
Deferred income taxes	-	-	-	(132.5)	(132.5)
Policyholders liabilities	-	-	(108.6)	-	(108.6)
Balance, June 30, 2010	$832.9	$(92.6)	$(166.0)	$(202.2)	$372.1

Balance, January 1, 2010	$(6.1)	$(21.2)	$-	$32.3	$5.0
Net investment gains (losses)
arising during the period	811.7	-	-	-	811.7
Reclassification adjustment for
OTTI losses:
Included in Net earnings	22.5	-	-	-	22.5
Excluded from Net earnings (1)	4.8	-	-	-	4.8
Impact of net unrealized investment
gains (losses) on:
DAC	-	(71.4)	-	-	(71.4)
Deferred income taxes	-	-	-	(234.5)	(234.5)
Policyholders liabilities	-	-	(166.0)	-	(166.0)
Balance, June 30, 2010	$832.9	$(92.6)	$(166.0)	$(202.2)	$372.1

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net			Deferred	AOCI Loss
	Unrealized			Income	Related to Net
	(Losses)			Tax	Unrealized
	Gains on		Policyholders	Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, March 31, 2009	$(3,007.3)	$812.7	$-	$787.6	$(1,407.0)
Cumulative impact of implementing
new guidance	(102.6)	19.4	-	29.1	(54.1)
Net investment gains (losses)
arising during the period	1,718.8	-	-	-	1,718.8
Reclassification adjustment for
OTTI losses:
Included in Net loss	(69.1)	-	-	-	(69.1)
Excluded from Net loss (1)	3.1	-	-	-	3.1
Impact of net unrealized investment
losses on:
DAC	-	(533.9)	-	-	(533.9)
Deferred income taxes	-	-	-	(414.8)	(414.8)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2009	$(1,457.1)	$298.2	$-	$401.9	$(757.0)

Balance, January 1, 2009	$(2,384.9)	$553.6	$-	$681.3	$(1,150.0)
Cumulative impact of implementing
new guidance	(102.6)	19.4	-	29.1	(54.1)
Net investment gains (losses)
arising during the period	1,254.3	-	-	-	1,254.3
Reclassification adjustment for
OTTI losses:
Included in Net loss	(227.0)	-	-	-	(227.0)
Excluded from Net loss (1)	3.1	-	-	-	3.1
Impact of net unrealized investment
losses on:
DAC	-	(274.8)	-	-	(274.8)
Deferred income taxes	-	-	-	(308.5)	(308.5)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2009	$(1,457.1)	$298.2	$-	$401.9	$(757.0)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss

The following tables disclose the fair values and gross unrealized losses of the 529 issues at June 30, 2010 and the 744 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$956.3	$(22.3)	$859.4	$(79.0)	$1,815.7	$(101.3)
U.S. Treasury,
government and
agency	191.4	(10.8)	425.1	(27.1)	616.5	(37.9)
States and political
subdivisions	85.7	(3.1)	15.7	(4.5)	101.4	(7.6)
Foreign governments	5.8	(.1)	4.2	-	10.0	(.1)
Commercial mortgage-backed	32.6	(5.9)	1,130.0	(537.8)	1,162.6	(543.7)
Residential mortgage-backed	-	-	2.1	(.1)	2.1	(.1)
Asset-backed	53.7	(5.5)	63.6	(10.5)	117.3	(16.0)
Redeemable
preferred stock	104.4	(2.3)	1,096.4	(153.4)	1,200.8	(155.7)

Total	$1,429.9	$(50.0)	$3,596.5	$(812.4)	$5,026.4	$(862.4)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed Maturities:
Corporate	$2,043.5	$(53.9)	$2,022.3	$(181.2)	$4,065.8	$(235.1)
U.S. Treasury,
government and
agency	1,591.7	(152.4)	-	-	1,591.7	(152.4)
States and political
subdivisions	209.7	(10.5)	23.5	(3.7)	233.2	(14.2)
Foreign governments	41.0	(.1)	5.1	-	46.1	(.1)
Commercial mortgage-
backed	33.6	(15.7)	1,348.8	(476.2)	1,382.4	(491.9)
Residential mortgage-
backed	54.1	(.1)	2.4	(.2)	56.5	(.3)
Asset-backed	48.6	(8.5)	68.6	(12.9)	117.2	(21.4)
Redeemable
preferred stock	51.2	(6.6)	1,283.3	(215.6)	1,334.5	(222.2)

Total	$4,073.4	$(247.8)	$4,754.0	$(889.8)	$8,827.4	$(1,137.6)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .41% of total investments.  The largest exposures to a single issuer of corporate securities held at June 30, 2010 and December 31, 2009 were $161.3 million and $149.8 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2010 and December 31, 2009, respectively, approximately $2,470.6 million and $2,211.7 million, or 8.8% and 8.0%, of the $28,047.5 million and $27,496.8 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $543.4 million and $455.9 million at June 30, 2010 and December 31, 2009, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2010 and December 31, 2009, respectively, the Company owned $32.9 million and $37.0 million in RMBS backed by subprime residential mortgage loans, and $20.2 million and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $28.0 million.

For the second quarter and first half of 2010 and 2009, investment income is shown net of investment expenses of $8.2 million, $26.6 million, $20.4 million and $37.6 million, respectively.

At June 30, 2010 and December 31, 2009, respectively, the Company’s trading account securities had amortized costs of $518.6 million and $331.7 million and fair values of $490.5 million and $484.6 million.  Also at June 30, 2010 and December 31, 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $36.0 million and $37.6 million and costs of $37.2 million and $34.9 million as well as other equity securities with carrying values of $25.5 million and $53.6 million and costs of $28.5 million and $43.9 million.

In the second quarter and first half of 2010 and 2009, net unrealized and realized holding gains (losses) on trading account equity securities, including (losses) earnings on the General Account’s investment in Separate Accounts, of $(47.0) million, $(32.5) million, $76.1 million and $31.8 million, respectively, were included in Net investment income in the consolidated statements of earnings.

Mortgage Loans

At June 30, 2010 and December 31, 2009, there were no investment valuation allowances for mortgage loans.

At both June 30, 2010 and December 31, 2009, there were no impaired mortgage loans without investment valuation allowances.  During the first half of 2010 and 2009, respectively, the Company’s average recorded investment in impaired mortgage loans was zero and $0.1 million.  Interest income recognized on these impaired mortgage loans totaled zero and zero for the first half of 2010 and 2009, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At both June 30, 2010 and December 31, 2009, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were zero.

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits, being higher than what accumulated policyholders account balances would support.  The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into 2009, the Company implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  In the first quarter of 2010, an anticipatory hedge program was initiated to protect against declining interest rates with respect to projected variable annuity sales through third quarter 2010.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
June 30, 2010

Gains (Losses) Reported
Fair Value	In Net Earnings
	Notional	Asset	Liability	Six Months Ended June 30
	Amount	Derivatives	Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$4,921.2	$.8	$-	$192.5
Swaps	639.6	75.3	-	100.5
Options	1,000.3	40.1	-	(11.8)

Interest rate contracts (1):
Floors	15,000.0	361.6	-	125.9
Swaps	4,080.0	345.7	60.5	306.5
Futures	1,414.0	-	-	33.6
Swaptions	5,924.9	95.1	-	358.9

Other freestanding contracts (2):	-	-	-	-
Currency Contracts	37.5	-	1.1	(.9)
Net investment income				1,105.2

Embedded derivatives:
GMIB reinsurance contracts(2)	-	4,035.6	-	1,779.8

GWBL features (3)	-	-	178.7	(123.8)

Balances, June 30, 2010	$33,017.5	$4,954.2	$240.3	$2,761.2

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholders liabilities.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At June 30, 2010 and December 31, 2009, respectively, the Company held $721.3 million and $694.7 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At June 30, 2010, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $394.1 million.  At June 30, 2010, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $65.6 million.  At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $20.5 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at June 30, 2010 are exchange-traded and net settled daily in cash.

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

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2010 and December 31, 2009, respectively, were zero and $598.3 million for which the Company had posted collateral of zero and $632.3 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on June 30, 2010, the Company would not have been required to post any additional collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

	June 30,	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,334.7	$8,411.7
Policyholder dividend obligation	164.5	-
Other liabilities	125.9	69.8
Total Closed Block liabilities	8,625.1	8,481.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value
(amortized cost of $5,562.4 and $5,575.5)	5,791.1	5,631.2
Mortgage loans on real estate	1,007.9	1,028.5
Policy loans	1,139.7	1,157.5
Cash and other invested assets	124.7	68.2
Other assets	245.3	264.1
Total assets designated to the Closed Block	8,308.7	8,149.5

Excess of Closed Block liabilities over assets designated to
the Closed Block	316.4	332.0

Amounts included in accumulated other comprehensive income:
Net unrealized investment gains, net of deferred income
tax expense of $26.3 and $23.4 and policyholder dividend
obligation of $164.5 and $0	48.9	43.6
Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$365.3	$375.6

Closed Block revenues and expenses follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)
REVENUES:
Premiums and other income	$92.3	$95.9	$187.2	$195.8
Investment income (net of investment
expenses of $0, $0, $0 and $0)	116.7	122.6	234.8	242.8
Investment (losses) gains, net:
Total other-than-temporary
impairment losses	(7.7)	(2.1)	(7.7)	(2.1)
Portion of loss recognized in other
comprehensive income	.5	-	.5	-
Net impairment losses recognized	(7.2)	(2.1)	(7.2)	(2.1)
Other investment gains, net	-	3.9	6.2	11.3
Total investment (losses) gains, net	(7.2)	1.8	(1.0)	9.2
Total revenues	201.8	220.3	421.0	447.8

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	200.7	205.2	403.9	414.1
Other operating costs and expenses	.5	.8	1.3	1.3
Total benefits and other deductions	201.2	206.0	405.2	415.4

Net revenues before income taxes	.6	14.3	15.8	32.4
Income tax expense	(.2)	(5.0)	(5.5)	(11.3)
Net Revenues	$.4	$9.3	$10.3	$21.1

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains	164.5	-
Balances, End of Period	$164.5	$-

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include: equity real estate held-for-sale and through December 31, 2009, Windup-Annuities.  No real estate was held for sale at June 30, 2010 and December 31, 2009.  The following table reconciles the Earnings from discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings for second quarter and first half of 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Earnings from Discontinued
Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(2.3)	$-	$(3.8)
Real estate held-for-sale	-	5.8	-	12.4
Total	$-	$3.5	$-	$8.6

6)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and/or GWBL features-in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$1,086.5	$1,612.9	$2,699.4
Paid guarantee benefits	(52.1)	(10.4)	(62.5)
Other changes in reserve	114.6	647.2	761.8
Balance at June 30, 2010	$1,149.0	$2,249.7	$3,398.7

Balance at January 1, 2009	$980.9	$1,979.9	$2,960.8
Paid guarantee benefits	(65.2)	(19.8)	(85.0)
Other changes in reserve	145.1	(238.7)	(93.6)
Balance at June 30, 2009	$1,060.8	$1,721.4	$2,782.2

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Balance at beginning of year	$405.0	$327.3
Paid guarantee benefits	(34.3)	(5.1)
Other changes in reserve	79.3	47.5
Balance at End of Period	$450.0	$369.7

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2010 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,403	$265	$149	$522	$12,339
Separate Accounts	$24,574	$6,565	$3,814	$30,047	$65,000
Net amount at risk, gross	$3,362	$2,033	$3,154	$13,191	$21,740
Net amount at risk, net of
amounts reinsured	$3,362	$1,282	$2,160	$5,526	$12,330
Average attained age of
contractholders	49.8	62.5	67.4	62.9	53.6
Percentage of contractholders
over age 70	7.7%	25.5%	43.1%	25.0%	13.1%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$32	$667	$699
Separate Accounts	N/A	N/A	$2,547	$41,268	$43,815
Net amount at risk, gross	N/A	N/A	$1,552	$3,052	$4,604
Net amount at risk, net of
amounts reinsured	N/A	N/A	$456	$827	$1,283
Weighted average years
remaining until annuitization	N/A	N/A	.9	6.6	6.1
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The Guaranteed Benefits (GWBL, GMAB and guaranteed income benefits (“GIB”)) related liability was $178.7 million and $54.9 million at June 30, 2010 and December 31, 2009, respectively, which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$40,060	$41,447
Fixed income	4,133	3,957
Balanced	19,954	20,940
Other	853	2,246
Total	$65,000	$68,590

GMIB:
Equity	$26,453	$27,837
Fixed income	2,604	2,514
Balanced	14,301	15,351
Other	457	618
Total	$43,815	$46,320

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded futures contracts, options and interest rate swap and floor contracts as well as repurchase agreement transactions that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward to the extent such risks are not reinsured.  At June 30, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $34,701 million and $8,877 million, respectively, with the GMDB feature and $17,625 million and $840 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2010	$255.0	$(173.6)	$81.4
Other changes in reserves	72.9	(25.8)	47.1
Balance at June 30, 2010	$327.9	$(199.4)	$128.5

Balance at January 1, 2009	$203.0	$(152.6)	$50.4
Other changes in reserves	19.0	(6.0)	13.0
Balance at June 30, 2009	$222.0	$(158.6)	$63.4

7)	FAIR VALUE DISCLOSURES

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

Assets and liabilities are measured at fair value on a recurring basis and are summarized below:

Fair Value Measurements at June 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$21,302.2	$426.5	$21,728.7
U.S. Treasury, government
and agency	-	1,941.0	-	1,941.0
States and political subdivisions	-	397.2	50.3	447.5
Foreign governments	-	372.1	1.0	373.1
Commercial mortgage-backed	-	-	1,243.3	1,243.3
Residential mortgage-backed(1)	-	1,459.9	.2	1,460.1
Asset-backed(2)	-	125.8	148.3	274.1
Redeemable preferred stock	224.1	1,181.8	2.5	1,408.4
Subtotal	224.1	26,780.0	1,872.1	28,876.2
Other equity investments	48.2	-	13.3	61.5
Trading securities	418.4	71.9	.2	490.5
Other invested assets:
Short-term	-	70.2	-	70.2
Futures	-	.8	-	.8
Swaps	-	348.1	12.4	360.5
Options	-	40.1	-	40.1
Floors	-	361.6	-	361.6
Swaptions	-	95.1	-	95.1
Subtotal	-	915.9	12.4	928.3
Cash equivalents	2,847.6	-	-	2,847.6
Segregated securities	-	945.3	-	945.3
GMIB reinsurance contracts	-	-	4,035.6	4,035.6
Separate Accounts’ assets	77,242.9	1,869.6	205.1	79,317.6
Total Assets	$80,781.2	$30,582.7	$6,138.7	$117,502.6

Liabilities
GWBL features’ liability	$-	$-	$178.7	$178.7
Total Liabilities	$-	$-	$178.7	$178.7

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
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

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 71.8% and 74.0% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 26.2% and 23.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2010 and December 31, 2009, respectively, approximately $1,511.4 million and $1,907.7 million of AAA-rated mortgage- and asset- backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $857.0 million at June 30, 2010, or approximately 48.8% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $4.3 million at June 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at June 30, 2010.

At June 30, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 1.9% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2010 and December 31, 2009, respectively, were approximately $217.5 million and $365.2 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,391.8 million and $1,706.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2010 and December 31, 2009, respectively. Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA.  Consequently, the Company instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At June 30, 2010, the Company continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $61.2 million at June 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at June 30, 2010.

In the first half of 2010, AFS fixed maturities with fair values of $209.1 million and $22.8 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $30.5 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 1.6% of total equity at June 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for second quarter and the first half of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed
Discrete second quarter:
Balance, April 1, 2010	$421.3	$-	$1.0	$47.5	$1,419.6	$.2	$188.2
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.7	-	-	-	.7	-	-
Investment losses, net	.2	-	-	-	(38.4)	-	(.4)
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.9	-	-	-	(37.7)	-	(.4)
Other comprehensive
loss	5.9	-	-	3.0	(11.3)	-	2.6
Purchases/issuances	85.1	-	-	-	-	-	-
Sales/settlements	(13.0)	-	-	(.2)	(127.3)	-	(8.5)
Transfers into/out of
Level 3 (2)	(73.7)	-	-	-	-	-	(33.6)
Balance, June 30, 2010	$426.5	$-	$1.0	$50.3	$1,243.3	$.2	$148.3

First six months of 2010:
Balance, January 1, 2010	$465.6	$-	$20.7	$47.4	$1,489.8	$-	$217.1
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	1.6	-	-	-	1.4	-	.1
Investment losses, net	.2	-	-	-	(68.3)	-	.1
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	1.8	-	-	-	(66.9)	-	.2
Other comprehensive
loss	15.0	-	-	3.3	(52.3)	-	4.9
Purchases/issuances	98.4	-	-	-	-	-	-
Sales/settlements	(39.6)	-	-	(.4)	(127.3)	-	(16.6)
Transfers into/out of
Level 3 (2)	(114.7)	-	(19.7)	-	-	.2	(57.3)
Balance, June 30, 2010	$426.5	$-	$1.0	$50.3	$1,243.3	$.2	$148.3

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate	GWBL
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability
Discrete second quarter:
Balance, April 1, 2010	$12.4	$1.3	$(6.5)	$2,208.9	$206.9	$40.5
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	(.1)	18.9	-	-	-
Investment losses, net	3.9	-	-	-	1.7	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	1,776.0	-	-
Policyholders’ benefits	-	-	-	-	-	131.5
Subtotal	3.9	(.1)	18.9	1,776.0	1.7	131.5
Other comprehensive
loss	-	-	-	-	-	-
Purchases/issuances	-	-	-	50.7	-	6.7
Sales/settlements, net	(13.8)	(.6)	-	-	(3.5)	-
Transfers into/out of
Level 3 (2)	-	12.9	-	-	-	-
Balance, June 30, 2010	$2.5	$13.5	$12.4	$4,035.6	$205.1	$178.7

First six months of 2010:
Balance, January 1, 2010	$12.4	$1.7	$299.6	$2,255.8	$229.7	$54.9
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	(.5)	12.4	-	-	-
Investment losses, net	3.9	-	-	-	(22.3)	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	1,678.7	-	-
Policyholders’ benefits	-	-	-	-	-	114.8
Subtotal	3.9	(.5)		1,678.7	(22.3)	114.8
Other comprehensive
loss	-	-	-	-	-	-
Purchases/issuances	-	-	-	101.1	1.4	9.0
Sales/settlements, net	(13.8)	(.6)	-	-	(4.6)	-
Transfers into/out of
Level 3 (2)	-	12.9	(299.6)	-	.9	-
Balance, June 30, 2010	$2.5	$13.5	$12.4	$4,035.6	$205.1	$178.7

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments
Fair Value Measurements
(In Millions)

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed
Discrete second quarter:
Balance, April 1, 2009	$425.0	$-	$17.7	$50.0	$1,457.5	$7.2	$278.6
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	.1	-	-	-	.8	-	(.3)
Investment losses, net	1.8	-	-	-	-	-	(9.8)
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	1.9	-	-	-	.8	-	(10.1)
Other comprehensive
loss	14.6	-	1.6	(1.9)	164.5	(.5)	4.4
Purchases/issuances and
sales/settlements, net	(17.8)	-	-	(.2)	(12.4)	-	(18.0)
Transfers into/out of
Level 3 (2)	(35.0)	-	-	-	-	-	(31.6)
Balance, June 30, 2009	$388.7	$-	$19.3	$47.9	$1,610.4	$6.7	$223.3

First six months of 2009:
Balance, January 1, 2009	$416.7	$-	$64.0	$55.4	$1,567.9	$7.4	$310.4
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	.6	-	-	-	1.5	-	(.7)
Investment gains, net	1.8	-	-	-	-	-	(14.5)
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	2.4	-	-	-	1.5	-	(15.2)
Other comprehensive
loss	9.9	-	1.1	(9.0)	57.5	(.5)	(2.4)
Purchases/issuances and
sales/settlements, net	(14.6)	-	.8	1.5	(16.5)	(.2)	(37.3)
Transfers into/out of
Level 3 (2)	(25.7)	-	(46.6)	-	-	-	(32.2)
Balance, June 30, 2009	$388.7	$-	$19.3	$47.9	$1,610.4	$6.7	$223.3

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-
	able	Other	Other	GMIB	Separate	GWBL
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability
Discrete second quarter:
Balance, April 1, 2009	$2.4	$2.0	$433.1	$3,883.9	$300.1	$260.1
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	(20.9)	-	(36.7)	-
Investment losses, net	-	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(1,251.4)	-	-
Policyholders’ benefits	-	-	-	-	-	(139.7)
Subtotal	-	-	(20.9)	(1,251.4)	(36.7)	(139.7)
Other comprehensive
loss	-	-	-	-	-	-
Purchases/issuances and
sales/settlements, net	-	(.8)	24.4	53.3	(1.6)	3.0
Transfers into/out of
Level 3 (2)	-	(.2)	-	-	-	-
Balance, June 30, 2009	$2.4	$1.0	$436.6	$2,685.8	$261.8	$123.4

First six months of 2009:
Balance, January 1, 2009	$2.4	$2.1	$547.0	$4,821.6	$334.3	$272.6
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment income	-	-	(159.5)	-	(69.0)	-
Investment gains, net	-	-	-	-	-	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(2,233.9)	-	-
Policyholders’ benefits	-	-	-	-	-	(154.1)
Subtotal	-	-	(159.5)	(2,233.9)	(69.0)	(154.1)
Other comprehensive
loss	-	(.2)	-	-	-	-
Purchases/issuances and
sales/settlements, net	-	(.9)	49.1	98.1	(4.4)	4.9
Transfers into/out of
Level 3 (2)	-	-	-	-	.9	-
Balance, June 30, 2009	$2.4	$1.0	$436.6	$2,685.8	$261.8	$123.4

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for second quarter and first half of 2010 and 2009 by category for Level 3 assets still held at June 30, 2010 and 2009, respectively:

	Earnings
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Gains,	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2010
Still Held at June 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$5.9	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	3.0	-
Foreign governments	-	-	-	-	-
Commercial
mortgage-backed	-	-	-	(11.3)	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	2.6	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	.2	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	(.1)	-	-	-	-
Other invested assets	18.9	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	1,826.7	-	-
Separate Accounts’ assets	-	1.3	-	-	-
GWBL features’ liability	-	-	-	-	(138.2)
Total	$18.8	$1.3	$1,826.7	$.2	$(138.2)

	Earnings
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses,	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
First Six Months of 2010
Still Held at June 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$15.2	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	3.3	-
Foreign governments	-	-	-	-	-
Commercial
mortgage-backed	-	-	-	(54.1)	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	4.9	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	(30.7)	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	(.5)	-	-	-	-
Other invested assets	12.4	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	1,779.8	-	-
Separate Accounts’ assets	-	(22.8)	-	-	-
GWBL features’ liability	-	-	-	-	(123.8)
Total	$11.9	$(22.8)	$1,779.8	$(30.7)	$(123.8)

	Earnings
		Investment	Decrease in
	Net	Gains	Fair Value of		Policy-
	Investment	(Losses),	Reinsurance		holders
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2009
Still Held at June 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$6.5	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(1.9)	-
Foreign governments	-	-	-	1.6	-
Commercial
mortgage-backed	-	-	-	156.5	-
Residential
mortgage-backed	-	-	-	(.5)	-
Asset-backed	-	-	-	(8.5)	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	153.7	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	(.4)	-
Other invested assets	(110.4)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(1,251.4)	-	-
Separate Accounts’ assets	(36.7)	-	-	-	-
GWBL features’ liability	-	-	-	-	(139.7)
Total	$(147.1)	$-	$(1,251.4)	$153.3	$(139.7)

	Earnings
		Investment	Decrease in	Other
	Net	Gains	Fair Value of	Compre-	Policy-
	Investment	(Losses),	Reinsurance	hensive	holders
	Income	Net	Contracts	Income	Benefits
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

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In second quarter and the first half of 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at June 30, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$3,560.3	$3,654.3	$3,554.8	$3,547.4
Other limited partnership interests	1,360.9	1,360.9	1,308.4	1,308.4
Policyholders liabilities:
Investment contracts	2,690.9	2,798.5	2,721.0	2,729.4
Guaranteed interest contracts	5.0	5.3	-	-
Loans to affiliates	1,046.6	1,079.0	1,048.3	1,077.2
Long-term debt	199.9	227.0	199.9	226.0

Closed Block:
Mortgage loans on real estate	$1,007.9	$1,035.4	$1,028.5	$1,021.2
Other equity investments	1.4	1.4	1.5	1.5
SCNILC liability	7.0	7.0	7.6	7.6

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

Fair values for long-term debt are determined using published market values, when available, or contractual cash flows discounted at market interest rates.  The fair values for non-recourse mortgage debt are determined by discounting contractual cash flows at a rate that takes into account the level of current market interest rates and collateral risk.  The fair values for recourse mortgage debt are determined by discounting contractual cash flows at a rate based upon current interest rates of other companies with credit ratings similar to the Company.  The Company’s fair value of short-term borrowings approximates its carrying value.  The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as herein described for such transactions with third parties.

8)	EMPLOYEE BENEFIT PLANS

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Acts"), signed into law in late March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor retiree health and welfare benefit plans.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of its health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as at June 30, 2010 due to the significant uncertainty and complexity of many aspects of the new law.  Nonetheless, management expects the potential impact on the benefits obligation, if any, would not be material because of current plan provisions that limit the Company's contributions.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy.  The subsidy came into existence with the enactment of the Medicare Modernization Act (“MMA”) in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is "actuarially equivalent" to the benefit provided by the Medicare Part D program. Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received.  Although the Medicare Part D subsidy does not become taxable until years beginning after December 31, 2012, the effects of changes in tax law must be recognized immediately in the income statement of the period of enactment.  When MMA was enacted, the Company reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions.  Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

The funding policy of the Company and AllianceBernstein to their qualified pension plans is to satisfy their obligation each year in an amount not less than the minimum required by ERISA as amended by the Pension Protection Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first six months of 2010, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were zero and $155.0 million. AllianceBernstein and the Company currently estimate they will make additional contributions to their respective qualified retirement plan of $6.0 million and approximately $41.0 million before year end 2010.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$10.9	$10.4	$21.8	$20.7
Interest cost	32.3	33.9	64.5	67.9
Expected return on assets	(28.7)	(32.1)	(57.4)	(64.2)
Net amortization	31.1	23.3	62.2	46.6
Net Periodic Pension Expense	$45.6	$35.5	$91.1	$71.0

9)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries, including the Company.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  For the second quarter and first half of 2010 and 2009, respectively, the Company recognized compensation cost for share-based payment arrangements of $34.2 million, $80.8 million,  $17.5 million and $25.2 million.

In first quarter 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate the reporting obligations with the SEC.  AXA’s deregistration became effective in second quarter 2010.  Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares.  Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any. The terms and conditions of AXA Financial's share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are expected to be based on AXA ordinary shares.  In addition, due to U.S. securities law restrictions, certain blackouts on option exercise are expected to occur each year when updated financial information for AXA will not be available.  Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the 401(k) Plan - AXA ADR Fund investment option were terminated coincident with AXA's delisting and deregistration.  None of the modifications made to AXA Financial's share-based compensation programs as a result of AXA's delisting and deregistration resulted in recognition of additional compensation expense.

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

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 19, 2010 and March 19, 2014.  All of the options granted on March 19, 2010 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $3.73 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.52% and a risk-free interest rate of 2.5%.  The total fair value of this award (net of expected forfeitures) of approximately $7.8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In the second quarter and first half of 2010, the expense associated with the March 19, 2010 grant of options was approximately $(0.5) million and $2.2 million.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees of AXA Financial’s subsidiaries.  The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.  The price used to value the performance units at each settlement date will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 31, 2012 and 2013, respectively.  Participants may elect to receive cash, AXA ordinary shares, or a combination thereof, in settlement of performance units earned, however, settlement is limited to 50% or reduced to 0% if AXA pays a dividend only in one of the two years during the cumulative two-year performance period or does not pay any dividends, respectively.  In the second quarter and first half of 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $(1.3) million and $5.0 million.

On July 1, 2010, AllianceBernstein established the 2010 Long Term Incentive Plan ("2010 Plan") under which various types of Holding Unit-based awards may be granted to its employees and independent directors, including restricted and phantom Holding Unit awards, Holding Unit appreciation rights, and options to purchase Holding Units.  The 2010 Plan expires on June 30, 2020 and replaced a similar plan that expired July 26, 2010.  Awards made under the 2010 Plan are limited to 30.0 million newly-issued Holding Units, however, an additional 30.0 million Holding Units may be awarded if reacquired either on the open market or through private purchases.

In March 2010, AllianceBernstein announced its intention to engage in open-market purchases of up to 3.0 million Holding Units to help fund its anticipated obligations under Holding Unit-based incentive compensation awards.  As of June 30,  2010, AllianceBernstein purchased 3.0 million Holding Units for $86.1 million and intends to make additional open-market purchases for this purpose during the second half of 2010.  Approximately 1.4 million restricted Holding Units were granted during the first six months of 2010, funded by combination of 0.4 million newly-issued Holding Units and 1.0 million unallocated Holding Units held by AllianceBernstein in a consolidated rabbi trust and available for such purpose.

10)	INCOME TAXES

Income taxes for the interim periods ended June 30, 2010 and June 30, 2009 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax expense for the period ended June 30, 2010 reflected a benefit in the amount of $148.4 million primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.  In addition, the period ended June 30, 2009 reflected a benefit in the amount of $13.2 million for the release of tax audit reserves held by the Investment Management segment.

AXA Equitable has appealed an issue related to the IRS' audit of tax years 2002 and 2003 to the Appeals Office of the IRS.  The appeal is likely to be settled in the next twelve months, reducing unrecognized tax benefits.  While the impact of a settlement on unrecognized tax benefits cannot yet be determined, the estimated reduction in the amount of unrecognized tax benefits for 1999-2003 is approximately $50 million.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Segment revenues:
Insurance	$4,703.1	$(1,753.4)	$6,112.2	$(1,031.0)
Investment Management (1)	690.4	727.8	1,420.1	1,331.8
Consolidation/elimination	(6.7)	(8.2)	(12.4)	(14.3)
Total Revenues	$5,386.8	$(1,033.8)	$7,519.9	$286.5

(1)	Net of interest expense incurred on securities borrowed.

Segment earnings (loss) from continuing
operations before income taxes:
Insurance	$2,380.9	$(2,193.0)	$2,695.2	$(2,731.5)
Investment Management	92.1	129.0	219.7	158.5
Consolidation/elimination	1.0	.6	3.0	.6
Total Earnings (Loss) from Continuing
Operations before Income Taxes	$2,474.0	$(2,063.4)	$2,917.9	$(2,572.4)

	June 30,	December 31,
	2010	2009
	(In Millions)

Segment assets:
Insurance	$139,502.6	$139,202.3
Investment Management	10,637.9	10,770.7
Consolidation/elimination	(34.3)	(68.6)
Total Assets	$150,106.2	$149,904.4

13)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $16.1 million, $30.4 million, $22.1 million and $45.1 million respectively, for the second quarter and first half of 2010 and 2009.

AXA Equitable paid $158.9 million, $309.3 million, $156.4 million and $336.1 million, respectively, in commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first half of 2010 and 2009.  AXA Equitable charged AXA Distribution’s subsidiaries $92.4 million, $194.4 million, $99.5 million and $201.3 million, respectively, for their applicable share of operating expenses for the second quarter and first half of 2010 and 2009, pursuant to the Agreements for Services.

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

14)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)

Net earnings (loss)	$1,641.8	$(1,263.1)	$2,109.7	$(1,560.7)

Other comprehensive income,
net of income taxes:
Change in unrealized gains, net of
reclassification adjustment	218.0	838.5	360.5	572.2
Changes in defined benefit plan
related items, not yet recognized in
periodic benefit cost, net of reclassification adjustment	(1.1)	(15.0)	(21.0)	(16.6)
Total other comprehensive income,
net of income taxes	216.9	823.5	339.5	555.6
Comprehensive income (loss)	1,858.7	(439.6)	2,449.2	(1,005.1)
Comprehensive loss (income) attributable
to noncontrolling interest	8.5	(113.7)	(74.4)	(129.3)
Comprehensive Income (Loss)
Attributable to AXA Equitable	$1,867.2	$(553.3)	$2,374.8	$(1,134.4)

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

INTRODUCTION

The Company’s business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In the aftermath of the recent financial crisis and the ongoing uncertain conditions in the economy, the market for annuity and life insurance products of the types issued by AXA Equitable is dynamic.  Changes to certain of AXA Equitable’s insurance product features, which were made primarily in 2009, including e.g., guarantee features, pricing and/or Separate Account investment options, have impacted the sales of certain annuity and life insurance products offered by AXA Equitable.  This, in turn, adversely affected sales in the first half of 2010, particularly in the wholesale channel and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products.  AXA Equitable continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk. For example, AXA Equitable recently launched Retirement Cornerstone(SM),  an innovative variable annuity that offers two platforms, one of which offers guaranteed lifetime income based on a floating rate design and the other of which offers a wide array of investment options with traditional annuitization benefits based solely on non-guaranteed account performance in the retail channel.

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

•
Hedging programs.  Hedging programs are used to hedge certain risks associated with the VA Guarantee Features.  These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity and interest rate markets.  Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that as in the case of the GMIB reinsurance contracts, changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility.

The table below shows, for the second quarter and the first half of 2010 and 2009 and the year ended December 31, 2009, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

			Year ended
	Six months ended June 30,		December 31,
	2010	2009	2009
	(In Millions)

Gains (losses) on free-standing derivatives (1)	$1,105.2	$(1,753.8)	$(3,079.4)
Increase (decrease) in fair value of
GMIB reinsurance contracts (2)	1,779.8	(2,135.8)	(2,565.9)
Increase (decrease) in GMDB, GMIB and GWBL
reserves, net of related GMDB reinsurance (3)	(715.0)	455.5	532.8
Total	$2,170.0	$(3,434.1)	$(5,112.5)

(1)	Reported in Net investment income (loss) in the consolidated statement of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statement of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statement of earnings (loss)

The consolidated and segment results of operations narratives that follow discuss the results for the first six months of 2010 compared to the corresponding 2009 period’s results.

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net earnings attributable to the Company totaled $1.99 billion for the first half of 2010, a difference of $3.64 billion from the $1.65 billion of net loss reported for the first half of 2009.

Net earnings attributable to the noncontrolling interest was $122.7 million in the first half of 2010 as compared to $93.5 million in the 2009 period with the increase due to higher AllianceBernstein earnings.

Total enterprise net earnings of $2.11 billion was reported in the first half of 2010, an increase of $3.67 billion from the $1.56 billion of net loss reported for the first half of 2009.  The Insurance segment’s reported net earnings of $1.79 billion, an increase of $3.48 billion from $1.69 billion in net loss in 2009 while the Investment Management segment’s $317.1 million in net earnings was $189.4 million higher than the $127.7 million of net earnings in the first half of 2009.

Pre-tax earnings of $19.0 million ($12.4 million post-tax) related to equity real estate held for sale was partially offset by a net post-tax loss of $3.8 million related to other discontinued operations in the first half of 2009; there were no results from discontinued operations in the first half of 2010.

Income tax expense in the first half of 2010 was $808.2 million as compared to the income tax benefit of $1.00 billion in the first half of 2009. The increase in income tax expense was primarily due to the increase in pre-tax income partially offset by a tax benefit of $148.4 million in the first quarter 2010 primarily due to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein units.  There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.  Included in the 2009 tax benefit was $13.2 million of tax benefit related to the release of tax audit reserves held by the Investment Management segment.

Earnings from continuing operations before income taxes was $2.92 billion for the first half of 2010, as compared to the $2.57 billion in pre-tax loss reported for the year earlier period.  There was a $5.43 billion increase in pre-tax earnings from the Insurance segment’s continuing operations to a pre-tax earnings of $2.70 billion as well as a $61.2 million increase for the Investment Management segment to $219.7 million.  The pre-tax earnings in the Insurance segment in the first half of 2010 was primarily due to net investment income as compared to the 2009 period’s net loss from derivative instruments and an increase in the fair value of the reinsurance contracts as compared to a decrease in the 2009 period partially offset by higher policyholders’ benefits and higher DAC.  The Investment Management segment’s increase in pre-tax earnings in the first half of 2010 was principally due to higher investment advisory and services fees and higher distribution revenues partially offset by higher distribution related payments at AllianceBernstein in the 2010 period.

Revenues.  In the first half of 2010, revenues increased $7.23 billion to $7.52 billion as compared to $286.5 million in the year earlier period.  The Insurance segment’s revenue increase of $7.14 billion to $6.11 billion was primarily due to net investment income including the income from derivative instruments and an increase in the fair value of the reinsurance contracts as compared to a decrease in the 2009 period.  The increase of $88.3 million to $1.42 billion for the Investment Management segment in the first half of 2010 resulted principally as higher investment advisory and services fees and higher distribution revenues at AllianceBernstein were partially offset by lower investment results in the 2010 period.

In the first half of 2010, premiums totaled $276.3 million, an increase of $35.5 million from the $240.8 million reported in the prior year’s period.  The increase was primarily due to higher term life insurance premiums partially offset by lower premiums for traditional life policies in the Closed Block.

Policy fee income was $1.49 billion, $79.3 million higher than in the first half of 2009, primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation.

In the first half of 2010, net investment income totaled $2.16 billion, an increase of $3.05 billion from the $890.8 million of net investment loss in the first half of 2009.  The $3.12 billion increase for the Insurance segment was primarily due to a $2.86 billion increase in the fair value of derivative instruments in the first half of 2010 as compared to the decrease of $1.75 billion in the first half of 2009.  The increase in investment income was also due to an increase of $232.2 million related to income from equity limited partnerships. The $83.3 million decrease for the Investment Management segment was primarily due to mark-to-market losses on trading account securities of $25.6 million as compared to $34.8 million of mark-to-market gains in the first half of 2009 and a $24.1 million decrease in other investment income from equity joint ventures.

Investment losses, net totaled $26.3 million in the first half of 2010, as compared to net gains of $86.0 million in the prior year’s comparable period due to losses rather than gains in both the Insurance and Investment Management segments.  Net OTTI losses totaled $70.9 million in the 2010 period, as compared to $89.9 million in the first half of 2009; the OTTI losses in the 2009 period were primarily due to a single issuer.  There were $44.8 million of other investment gains for the Insurance segment in the first half of 2010 as compared to $160.1 million of other investment gains in the first half of 2009 primarily due to a $125.5 million decrease in gains from the sale of General Account fixed maturities ($35.1 million in the first half of 2010 as compared to $160.7 million in the year earlier period).  The Investment Management segment’s $16.0 million decrease resulted from $0.2 million of losses on sales of investments in the first half of 2010 as compared to gains in the 2009 period.

Commissions, fees and other income increased $267.3 million to $1.84 billion in the first half of 2010 with increases of $187.6 million and $84.4 million in the Investment Management and Insurance segments, respectively.  The Investment Management segment’s increase was principally due to the $131.9 million, $41.2 million and $11.4 million respective increases in investment advisory and services fees, distribution revenues and Bernstein research services revenues at AllianceBernstein in the first half of 2010 as compared to the first half of 2009.  The 14.8% increase to $1.03 billion in investment advisory and services fees was primarily due to an 11.6% increase in average assets under management (“AUM”) partially offset by lower performance-based fees ($5.7 million and $13.2 million in the 2010 and 2009 periods, respectively).  The increase in distribution revenues to $163.8 million was principally due to higher average mutual fund AUM.  The increase to $227.9 million in Bernstein research services revenues related to higher European revenues of $7.4 million, resulting from higher values of securities traded, and higher U.S. options trading revenues of $6.2 million.  The Insurance segment’s increase to $401.4 million in the first half of 2010 was due to a $77.5 million increase in gross investment management and distribution fees received from EQAT and VIP Trust.

There was a $1.78 billion increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, in the first half of 2010 as compared to the $2.14 billion decrease in their fair value in the first half of 2009; both periods’ changes reflected market fluctuations.

Benefits and Other Deductions.  In the first half of 2010, total benefits and other deductions increased $1.74 billion to $4.60 billion principally due to the Insurance segment’s reported increase of $1.72 billion primarily due to higher policyholders’ benefits and the increase in DAC amortization in the first half of 2010 supplemented by the $27.1 million increase in the Investment Management segment.

In the first half of 2010, policyholders’ benefits totaled $1.81 billion, an increase of $1.32 billion from the $488.8 million reported for the first half of 2009.  The increase was principally due to a $913.8 million increase in GMDB/GMIB reserves ($607.6 million in the first half of 2010 and compared to a $306.2 million decrease in 2009 period) and to a $256.7 million increase in the GWBL reserves.

There was a $55.6 million decrease in interest credited to policyholders’ account balances to $448.6 million in the first six months of 2010 as compared to $504.2 million in the first half of 2009.  The decrease was due to lower average policyholder account balances and lower crediting rates.

Total compensation and benefits decreased $16.9 million to $921.6 million in the first half of 2010 as the $27.5 million decrease for the Insurance segment was partially offset by the $10.7 million increase for the Investment Management segment.  Compensation and benefits for the Insurance segment decreased $27.5 million period over period as a $39.8 million decrease in salaries was partially offset by a $7.1 million increase in share-based and other compensation programs. The Investment Management segment increase in the first half of 2010 to $673.4 million resulted from: a $6.3 million increase in incentive compensation at AllianceBernstein due to higher cash compensation and higher deferred compensation expense; $1.8 million higher commission expense reflecting higher retail sales volume; and a $14.4 million decrease in base compensation, fringe benefits and other employment costs due to lower severance and salaries  partially offset by higher recruitment costs.

For the first half of 2010, commissions in the Insurance segment totaled $502.3 million, a decrease of $46.1 million when compared to $548.4 million from the first half of 2009 principally due to lower sales of variable annuity products.

There was a $34.8 million increase in distribution related payments in the Investment Management segment, from $103.0 million in the first half of 2009 to $137.8 million in the first half of 2010.  The increase was in line with the distribution revenues increase at AllianceBernstein.

DAC amortization was $368.5 million in the first half of 2010, an increase of $442.1 million from the $73.6 million of negative amortization reported in the corresponding 2009 period.  First half of 2010 had hedge gains from negative equity market performance and decreasing interest rates, resulting in positive amortization for the Accumulator® product.  Conversely, the first half of 2009 had hedge losses from positive equity market performance resulting in negative amortization for the Accumulator® product. Amortization from all other products was positive for both periods.

For universal life insurance products and investment-type products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits or based upon estimated assessments.  The calculation of gross profits considers investment results including hedging costs, Separate Account fees, mortality and expense margins, contract persistency and surrender charges based on historical and anticipated future experience.  When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC amortization.  The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At June 30, 2010, the average gross short-term and long-term annual return estimate is 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.9% net of product weighted average Separate Account fees) and 0.0% ((2.1%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of June 30, 2010, current projections of future average gross market returns assume a 0% annualized return for the next quarter, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after four quarters.

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

In the first half of 2010, DAC capitalization totaled $439.4 million, a decrease of $90.0 million from the $529.4 million reported in the comparable 2009 period, primarily due to $68.4 million lower first year commissions and a $21.6 million decrease in deferrable operating expenses due to lower sales of variable annuity and interest-sensitive life insurance products.

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

Changes to certain of AXA Equitable’s insurance product features, including e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by AXA Equitable less competitive in the marketplace.  This, in turn, adversely affected sales in the first six months of 2010, particularly in the wholesale channel and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products.  AXA Equitable continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.  As conditions in the insurance products marketplace, capital markets and economy continue to evolve, AXA Equitable may need to make further adjustments to its product offerings.

Total premiums and deposits for insurance and annuity products for the first half of 2010 were $4.98 billion, a $1.41 billion decrease from $6.40 billion in the first half of 2009 while total first year premiums and deposits decreased $1.64 billion to $2.37 billion in the first half of 2010 from $4.01 billion in the first half of 2009.  The annuity line’s first year premiums and deposits decrease of $1.64 billion to $2.18 billion was due to the 44.4% decline in variable annuities’ sales (decreases of $1.28 billion to $681.6 billion in the wholesale channel and by $400.8 million to $1.43 billion in the retail channel) due to the high level of sales in first quarter 2009 preceding the launch of a redesigned Accumulator® product with reduced benefits.  The $4.7 million decline in first year premiums and deposits for life insurance products resulted from the $11.8 million and $6.6 million lower sales of interest sensitive and variable life insurance products, respectively, in the wholesale channel in the first half of 2010 that were partially offset by $2.0 million higher first year interest-sensitive life insurance sales in the retail channel.

Surrenders and Withdrawals.  Surrenders and withdrawals increased $197.3 million from $3.06 billion in the first half of 2009 to $3.26 billion for the first half of 2010.  There was an increase of $258.7 million in the individual annuities product line to $2.75 billion partially offset by decreases of $44.1 million and $17.3 million in variable and interest-sensitive and traditional life insurance surrenders and withdrawals to $366.6 million and $139.7 million, respectively.  The annualized annuities surrender rate decreased to 6.3% in the first half of 2010 from 6.9% in the first half of 2009, while the individual life insurance surrender rate decreased to 3.9% in the first half of 2010 from 4.6% in the 2009 period.  The surrender and withdrawal rates described above continue to fall within the range of expected experience except that the surrender rates for variable annuities with GMDB and GMIB guarantees at certain policy durations have been below the range of expected experience.  If these lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fees income.   The Insurance Group continues to closely monitor surrender and withdrawal rates.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)

	June 30,
	2010	2009

Third party	$401,591	$394,830
General Account and other	51,673	51,574
Insurance Group Separate Accounts	79,318	72,516
Total Assets Under Management	$532,582	$518,920

Third party assets under management at June 30, 2010 increased $6.76 billion from June 30, 2009 primarily due to increases at AllianceBernstein.  General Account and other assets under management increased $99 million from June 30, 2009.  The $6.80 billion increase in Insurance Group Separate Account assets under management at the end of the first half of 2010 as compared to June 30, 2009 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at the end of the first half of 2010 totaled $457.70 billion as compared to $447.0 billion at June 30, 2009 as market appreciation of $51.6 billion was offset by net outflows of $40.9 billion.  The gross outflows of $59.2 billion, $33.5 billion and $10.8 billion in institutional investment, retail and private client channels, respectively, were partially offset by inflows of $21.2 billion, $32.9 billion and $8.5 billion, respectively.  In the past four quarters, net flows have improved in all three distribution channels.  At June 30, 2010, non-US clients accounted for 37% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other.  In the past four quarters, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows. There was a $16.6 billion decrease in Value Equity to $139.2 billion at June 30, 2010 as the $18.2 billion of market appreciation and $12.1 million of new investments were more than offset by the $46.9 billion of net long-term outflows.  Growth Equity assets under management totaled $74.5 billion, $9.7 billion lower than its June 30, 2009 balance due to $26.7 billion in net outflows that were partially offset by $10.2 billion in market appreciation and $6.8 billion of new investments.  Assets under management in Fixed Income products increased $33.1 billion to $198.5 billion between June 30, 2009 and June 30, 2010 as $38.4 billion in new investments and $17.9 billion in market appreciation were partially offset by $23.2 billion in net outflows.  The $3.9 billion increase in Other assets under management to $45.5 billion resulted from $5.3 billion in  market appreciation and new investments offset by $6.7 billion in net outflows.  AllianceBernstein management believes the net outflows in the Equity services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers.  Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management increased $44.2 billion in second quarter 2010 to $481.7 billion with increases of $11.8 billion, $23.6 billion and $8.8 billion in the Institutional Investment, Retail and Private Client channels, respectively,  and increases of $3.0 billion. $1.5 billion, $31.9 billion and $7.8 billion in the respective Value Equity, Growth Equity, Fixed Income and Other services categories.  Average assets under management totaled $483.7 billion for the six months ended June 30, 2010.  The respective increases for the Institutional, Retail and Private Client channels were $16.7 billion, $24.7 billion and $8.8 billion while the average AUM increases for the Value Equity, Growth Equity, Fixed Income and Other categories were $7.0 billion, $4.6 billion, $29.4 billion and $9.2 billion, respectively.

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

In the six months ended June 30, 2010 and 2009, AXA Equitable paid no cash dividends.

At June 30, 2010, AXA Equitable had no short-term debt, commercial debt or FHLBNY borrowings outstanding.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law by President Obama. Among many other financial reforms, the Dodd-Frank Act will create a new framework for the regulation of the over-the-counter derivatives market, potentially affecting items such as capital requirements, margin, clearing and execution.  Many of the key terms of the derivatives legislation contained in the Dodd-Frank Act are either undefined or left to the regulators to determine through rulemaking.  Depending on the ultimate outcome of such rulemaking, complying with the new requirements could adversely affect the Insurance Group’s capital requirements and/or liquidity position and increase the cost of the Insurance Group’s hedging programs.

AXA Equitable monitors its capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the capital needed to support, among other things, the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that AXA Equitable will continue to have the ability to meet the capital requirements necessary to support its business.

AllianceBernstein.  For the six months ended June 30, 2010 and 2009, respectively, cash flows included inflows of $8.10 million and zero, representing additional investments by AllianceBernstein Holdings with proceeds from the exercise of options to acquire AllianceBernstein Holdings units offset by outflows related to purchases of AllianceBernstein Holdings units totaling $86.0 million and $0.7 million to fund deferred compensation plans.  Cash flows in the first half of 2010 and 2009, respectively, also included $170.2 million and $120.1 million from the net repayment of commercial paper.  Capital expenditures at AllianceBernstein were $3.7 million in the first six months of 2010 compared to $36.1 million in the 2009 period.  Net purchases of investments totaled $7.6 million in the 2009 period, there were $0.1 million of proceeds from net sales in the first half of 2010.  Cash distributions from AllianceBernstein totaled $341.9 million and $136.7 million for the first six months of 2010 and 2009, respectively.

At June 30, 2010 and 2009, respectively, AllianceBernstein had $79.0 million and $165.5 million under its commercial paper program outstanding; no amounts were outstanding under its revolving credit facility at both June 30, 2010 and 2009.  There were no SCB LLC borrowings outstanding at both June 30, 2010 and 2009.

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable in an amount equal to $100 million at a 9% per annum interest rate.  The credit line, which matures on October 15, 2010 or any later date agreed to by AXA Equitable, will be used to purchase real estate investments with the expectation that they will be transferred to a new real estate opportunity fund being established by AllianceBernstein.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H to Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	(Removed and Reserved)

Omitted pursuant to General Instruction H to Form 10-Q.

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description and Method of Filing
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 9, 2010	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	August 9, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer