Form 10-K/A
period 2009-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2010-09-17
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2009.
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

EXPLANATORY NOTE
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a “nationally recognized statistical rating organization.” As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into future registration statements or prospectuses must obtain the consent of the applicable rating agencies. The rating agencies have indicated that they are not providing any consents at this time. The Staff of the Securities and Exchange Commission issued new Compliance & Disclosure Interpretations on July 22, 2010 stating that information constituting “issuer disclosure-related ratings information” will be permitted without the need for rating agencies’ consent. This Annual Report on Form 10-K/A modifies Part I, Item I (Business) of our original filing to delete previous disclosure concerning the financial strength or claims-paying rating of AXA Equitable Life Insurance Company as it may not be considered to constitute “issuer disclosure-related ratings information.”
This Amendment No.1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than deleting previous disclosure concerning the financial strength or claims-paying rating of AXA Equitable Life Insurance Company, does not modify or update any other the disclosures in the original Annual Report on Form 10-K in any way.
 ii

Part I, Item 1
Part IV, Item 15.
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

[1]	As used in this Form 10-K, the term “AXA Equitable” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the “Company” refers to AXA Equitable and its consolidated subsidiaries. The term “AXA Distributors” refers to AXA Distributors, LLC and its subsidiaries, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, and “AXA Network” refers to AXA Network, LLC, a Delaware limited liability company and its subsidiaries. The term “AllianceBernstein” refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries. The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable’s Separate Accounts on which AXA Equitable bears the investment risk. The term “Separate Accounts” refers to the Separate Account investment assets of AXA Equitable excluding the assets held in those Separate Accounts on which AXA Equitable bears the investment risk. The term “General Account Investment Assets” refers to assets held in the General Account associated with AXA Equitable’s continuing operations (which includes the Closed Block described below) and does not include assets held in the General Account associated primarily with AXA Equitable’s Wind-up Annuity line of business (“Wind-up Annuities”).

1-1

For additional information on this segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations By Segment – Insurance,” and “Employees,” “Competition” and “Regulation”.
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
Fixed Annuities and Traditional and Interest Sensitive Life Insurance. In addition to variable annuity and variable life insurance products, AXA Equitable issues or has issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities. Fixed annuity products have not been a significant product for the Insurance Group in recent years, accounting for 0.8% of AXA Equitable’s total premium and deposits in 2009.
AXA Equitable also issues an array of traditional and interest-sensitive life insurance products, including universal life, whole life and term life insurance. Traditional and interest-sensitive life insurance products accounted for 13.8% of AXA Equitable’s total premium and deposits in 2009 and continue to represent a significant product line for AXA Equitable.
For additional information on assets under management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations by Segment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets Under Management”.
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

1-4

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
For additional information about reinsurance and hedging strategies implemented by AXA Equitable, see “Item 1A — Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.
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
AXA Equitable has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as life insurance, annuity and group pension. AXA Equitable has investment guidelines for each product line that form the basis for investment strategies to manage such product line’s investment return

1-5

and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio. Investments frequently meet the investment objectives of more than one class of product liabilities; each such class may be allocated a pro rata interest in such investments and the returns therefrom.
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

1-6

For additional information about AllianceBernstein, including its results of operations, see “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations by Segment — Investment Management” and Note 1 of Notes to Consolidated Financial Statements and AllianceBernstein L.P.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2010.
EMPLOYEES
As of December 31, 2009, AXA Equitable had approximately 5,139 full-time employees and AllianceBernstein had approximately 4,369 full-time employees.
COMPETITION
Insurance. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by AXA Equitable, including insurance, annuity and other investment products and services. Competition is particularly intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. In addition, the trend toward consolidation has been significantly accelerating as a result of the recent economic turmoil. For additional information regarding competition, see “Item 1A — Risk Factors”.
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

1-7

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

1-8

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

1-9

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

1-10

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

1-11

Part IV, Item 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit Index

Number	Description
31.1	Section 302 Certification made by the registrant’s Chief Executive Officer

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer

15-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2010	AXA EQUITABLE LIFE INSURANCE COMPANY
	By:	/s/ Christopher M. Condron
	Name:	Christopher M. Condron
Chairman of the Board, President and Chief Executive Officer, Director

E-1