Form 10-Q
period 2010-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2010-11-10
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2010

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
Yes	[ ]	No	[ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company.)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	[ ]	No	[X]

As of November 10, 2010, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

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

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$30,860.9	$27,470.2
Mortgage loans on real estate	3,565.1	3,554.8
Equity real estate, held for the production of income	114.0	98.5
Policy loans	3,594.8	3,616.8
Other equity investments	1,575.3	1,562.3
Trading securities	631.4	484.6
Other invested assets	1,631.4	1,482.6
Total investments	41,972.9	38,269.8
Cash and cash equivalents	2,330.9	1,791.7
Cash and securities segregated, at fair value	740.3	985.7
Broker-dealer related receivables	1,302.5	1,087.6
Deferred policy acquisition costs	8,088.1	7,745.2
Goodwill and other intangible assets, net	3,659.2	3,676.5
Amounts due from reinsurers	3,227.4	3,028.2
Loans to affiliates	1,046.6	1,048.3
GMIB derivative asset	7,104.6	2,255.8
Other assets	5,725.6	5,999.1
Separate Accounts’ assets	86,343.2	84,016.5

Total Assets	$161,541.3	$149,904.4

LIABILITIES
Policyholders’ account balances	$24,559.1	$24,107.3
Future policy benefits and other policyholders liabilities	19,970.5	17,726.7
Broker-dealer related payables	327.8	279.4
Customers related payables	1,348.3	1,430.7
Amounts due to reinsurers	62.4	81.2
Short-term and long-term debt	309.0	449.0
Loans from affiliates	1,325.0	1,325.0
Income taxes payable	5,454.0	3,356.0
Other liabilities	3,516.2	3,002.2
Separate Accounts’ liabilities	86,343.2	84,016.5

Total liabilities	143,215.5	135,774.0

Commitments and contingent liabilities (Note 11)

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	2.5	2.5
Capital in excess of par value	5,606.1	5,582.3
Retained earnings	9,866.3	6,311.8
Accumulated other comprehensive loss	(259.8)	(1,035.7)
Total AXA Equitable’s equity	15,215.1	10,860.9
Noncontrolling interest	3,110.7	3,269.5
Total equity	18,325.8	14,130.4

Total Liabilities and Equity	$161,541.3	$149,904.4

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type
product policy fee income	$778.3	$748.8	$2,267.9	$2,159.1
Premiums	133.4	74.7	409.7	315.5
Net investment income (loss):
Investment (loss) income from
derivative instruments	(251.5)	(740.0)	852.2	(2,493.8)
Other investment income	595.4	667.5	1,648.9	1,530.5
Total net investment income (loss)	343.9	(72.5)	2,501.1	(963.3)
Investment (losses) gains, net:
Total other-than-temporary impairment losses	(131.0)	(49.2)	(206.8)	(142.4)
Portion of loss recognized in other
comprehensive income	8.8	.8	13.7	4.1
Net impairment losses recognized	(122.2)	(48.4)	(193.1)	(138.3)
Other investment gains, net	9.7	22.5	54.3	198.4
Total investment (losses) gains, net	(112.5)	(25.9)	(138.8)	60.1
Commissions, fees and other income	902.7	864.0	2,746.0	2,440.0
Increase (decrease) in fair value of
reinsurance contracts	3,069.0	96.0	4,848.8	(2,039.8)
Total revenues	5,114.8	1,685.1	12,634.7	1,971.6

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,494.0	499.9	3,302.5	988.7
Interest credited to policyholders’
account balances	243.8	259.2	692.4	763.4
Compensation and benefits	496.4	488.8	1,418.0	1,427.3
Commissions	259.5	217.9	761.8	766.3
Distribution related payments	72.5	61.8	210.3	164.8
Amortization of deferred sales commissions	11.7	13.4	36.0	42.1
Interest expense	26.1	26.7	79.8	80.7
Amortization of deferred policy acquisition costs	(228.4)	7.9	140.1	(65.7)
Capitalization of deferred policy acquisition costs	(219.0)	(206.0)	(658.4)	(735.4)
Rent expense	63.0	67.4	181.0	188.8
Amortization of other intangible assets	5.8	6.2	17.6	18.4
Other operating costs and expenses	373.3	310.3	1,019.6	973.0
Total benefits and other deductions	2,598.7	1,753.5	7,200.7	4,612.4

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) - CONTINUED
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Earnings (loss) from continuing operations before income taxes	$2,516.1	$(68.4)	$5,434.0	$(2,640.8)
Income tax (expense) benefit	(921.4)	75.9	(1,729.6)	1,079.0

Earnings (loss) from continuing operations,
net of income taxes	1,594.7	7.5	3,704.4	(1,561.8)
(Loss) earnings from discontinued operations,
net of income taxes	-	(4.5)	-	4.1

Net earnings (loss)	1,594.7	3.0	3,704.4	(1,557.7)
Less: net earnings attributable to the
noncontrolling interest	(27.2)	(148.1)	(149.9)	(241.6)

Net Earnings (Loss) Attributable to AXA Equitable	$1,567.5	$(145.1)	$3,554.5	$(1,799.3)

Amounts attributable to AXA Equitable:
Earnings (loss) from continuing operations,
net of income taxes	$1,567.5	$(140.6)	$3,554.5	$(1,803.4)
(Loss) earnings from discontinued operations,
net of income taxes	-	(4.5)	-	4.1

Net Earnings (Loss)	$1,567.5	$(145.1)	$3,554.5	$(1,799.3)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2.5	$2.5

Capital in excess of par value, beginning of year	5,582.3	5,184.1
Changes in capital in excess of par value	23.8	442.8
Capital in excess of par value, end of period	5,606.1	5,626.9

Retained earnings, beginning of year	6,311.8	8,412.6
Net earnings (loss) attributable to AXA Equitable	3,554.5	(1,799.3)
Impact of implementing new accounting guidance, net of taxes	-	62.0
Retained earnings, end of period	9,866.3	6,675.3

Accumulated other comprehensive loss, beginning of year	(1,035.7)	(2,235.6)
Impact of implementing new accounting guidance, net of taxes	-	(62.0)
Other comprehensive income	775.9	1,220.5
Accumulated other comprehensive loss, end of period	(259.8)	(1,077.1)

Total AXA Equitable’s equity, end of period	15,215.1	11,227.6

Noncontrolling interest, beginning of year	3,269.5	2,896.9
Purchase of AllianceBernstein Units by noncontrolling interest	5.2	-
Exercise of AllianceBernstein Put	-	135.0
Dividends paid to noncontrolling interest	(289.7)	(168.7)
Capital contributions	-	19.4
Net earnings attributable to noncontrolling interest	149.9	241.6
Other comprehensive (loss) income attributable to noncontrolling interest	(3.1)	67.8
Other changes in noncontrolling interest	(21.1)	23.6

Noncontrolling interest, end of period	3,110.7	3,215.6

Total Equity, End of Period	$18,325.8	$14,443.2

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
	(In Millions)

Net earnings (loss)	$3,704.4	$(1,557.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	692.4	763.4
Universal life and investment-type product policy fee income	(2,267.9)	(2,159.1)
Net change in broker-dealer and customer related receivables/payables	(302.4)	(1,334.8)
(Income) loss on derivative instruments	(852.2)	2,493.8
Change in reinsurance recoverable with affiliate	-	1,485.7
Investment losses (gains), net	138.8	(60.1)
Change in segregated cash and securities, net	245.4	1,298.3
Non-cash real estate sub-lease charges	101.6	5.7
Change in deferred policy acquisition costs	(518.3)	(801.1)
Change in future policy benefits	1,690.7	(578.0)
Change in income taxes payable	1,503.3	(1,031.6)
Change in accounts payable and accrued expenses	392.0	184.6
Contribution to pension plans	(181.9)	-
Change in fair value of guaranteed minimum income
benefit reinsurance contracts	(4,848.8)	2,039.8
Equity (income) loss in other limited partnerships	(72.1)	128.6
Amortization of deferred sales commissions	36.0	42.1
Other depreciation and amortization	122.3	114.2
Amortization of reinsurance cost	140.9	230.1
Amortization of other intangible assets	17.6	18.4
Other, net	291.6	159.6

Net cash provided by operating activities	33.4	1,441.9

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,584.3	1,490.5
Sales of investments	2,609.8	4,785.2
Purchases of investments	(6,083.5)	(6,357.6)
Cash settlements related to derivative instruments	196.4	(2,161.3)
Change in short-term investments	(30.3)	226.7
Increase in loans to affiliates	-	(250.0)
Change in capitalized software, leasehold improvements
and EDP equipment	(27.8)	(95.5)
Other, net	(39.0)	(26.8)

Net cash used in investing activities	(1,790.1)	(2,388.8)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 - CONTINUED
(UNAUDITED)

	2010	2009
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$2,339.4	$2,724.5
Withdrawals and transfers to Separate Accounts	(254.5)	(1,872.7)
Net change in short-term financings	(136.1)	(228.9)
Decrease in collateralized pledged assets	592.9	-
Increase (decrease) in collateralized pledged liabilities	35.5	(371.7)
Capital contribution	-	438.9
Distribution to non-controlling interests in consolidated subsidiaries	(289.7)	(168.7)
Other, net	8.4	103.8

Net cash provided by financing activities	2,295.9	625.2

Change in cash and cash equivalents	539.2	(321.7)
Cash and cash equivalents, beginning of year	1,791.7	2,403.2

Cash and Cash Equivalents, End of Period	$2,330.9	$2,081.5
Supplemental cash flow information
Interest Paid	$2.8	$8.7
Income Taxes Paid	$38.3	$25.6

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair statement of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Since March 2010, AllianceBernstein has engaged in open-market purchases of Holding Units to help fund its anticipated obligations under its incentive compensation award program.  During the third quarter 2010, AllianceBernstein purchased 1.9 million Holding Units for $49.3 million.  Through September 30, 2010, AllianceBernstein had purchased 4.9 million Holding Units for $135.4 million.  AllianceBernstein intends to continue to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.5 million restricted Holding Unit awards to employees during the first nine months of 2010.  To fund these awards, Holding issued 0.4 million Holding Units and AllianceBernstein used 1.1 million Holding Units held in the consolidated rabbi trust.  There were 5.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2010. The purchase of units and issuance of units resulted in an increase of $15.7 million in capital in excess of par value with a corresponding $15.7 million decrease in noncontrolling interest.   At September 30, 2010 and December 31, 2009, the Company’s economic interest in AllianceBernstein was 36.4% and 35.9%, respectively. At September 30, 2010 and December 31, 2009, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 63.1% and 62.1%.

The terms “third quarter 2010” and “third quarter 2009” refer to the three months ended September 30, 2010 and 2009, respectively.  The terms “first nine months of 2010” and “first nine months of 2009” refer to the nine months ended September 30, 2010 and 2009, respectively.

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

Loss from continuing operations, net of income taxes, and Net loss attributable to AXA Equitable for third quarter and first nine months of 2009 reflected increases of $0.8 million and $4.1 million respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment (losses) gains, net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings, and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

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

In March 2010, the FASB issued new guidance to eliminate the scope exception for embedded credit derivatives in beneficial interests in securitized financial assets, such as asset-backed securities, credit-linked notes, and collateralized loan and debt obligations, except for those created solely by subordination.  This guidance provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the extent of the embedded credit derivative scope exception.  This guidance is effective for the first interim reporting period beginning after June 15, 2010.  Implementation of this guidance did not have a material impact on AXA Financial Group’s consolidated financial statements.

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

Also issued by the FASB in April 2010 was new guidance on stock compensation. This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades and that may be different from the functional currency of the issuer, the functional currency of the subsidiary-employer, or the payroll currency of the employee-recipient, should be considered an equity award assuming all other criteria for equity classification are met.  This guidance is effective for the first interim reporting period beginning after December 15, 2010.  Implementation of this guidance is not expected to have a material effect on the Company’s consolidated financial statements as it is consistent with the policies and practices currently applied by the Company in accounting for share-based-payment awards.

In July 2010, the FASB issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses.  These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans.  Several new terms critical to the application of these disclosures, such as "portfolio segments" and "classes," were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for purpose of reporting this information.  Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the lending arrangement modification disclosures, that are effective in the first interim reporting period beginning after December 15, 2010, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010.  Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption.  Management is currently evaluating the reporting impact of implementation.

In October 2010, the FASB issued new guidance for accounting for costs associated with acquiring or renewing insurance contracts, which amends current accounting guidance for insurance companies, to address which costs related to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance allows insurance entities to defer costs related to the acquisition of new or renewal insurance contracts that are:

•	incremental direct costs of the contract acquisition (i.e., would not have been incurred had the acquisition activity not occurred),
•	a portion of the employee’s compensation and fringe benefits related to certain activities for successful contract acquisitions, or
•	direct-response advertising costs as defined in current accounting guidance for capitalized advertising costs.

An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period.  Management is currently evaluating the impact of adoption.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)

September 30, 2010:
Fixed maturities:
Corporate	$21,040.9	$1,984.7	$53.0	$22,972.6	$-
U.S. Treasury, government
and agency (4)	2,032.3	61.6	16.4	2,077.5	-
States and political
subdivisions	475.3	29.1	3.7	500.7	-
Foreign governments	398.3	66.0	.1	464.2	-
Commercial mortgage-backed	1,654.9	4.7	401.1	1,258.5	14.7
Residential mortgage-backed (1)	1,748.4	68.1	2.3	1,814.2	-
Asset-backed (2)	254.1	12.1	13.0	253.2	7.1
Redeemable preferred stock	1,540.0	30.8	50.8	1,520.0	-
Total Fixed Maturities	29,144.2	2,257.1	540.4	30,860.9	21.8

Equity securities	27.4	-	1.4	26.0	-

Total at September 30, 2010	$29,171.6	$2,257.1	$541.8	$30,886.9	$21.8

December 31, 2009
Fixed maturities:
Corporate	$19,437.7	$991.5	$235.1	$20,194.1	$.7
U.S. Treasury, government
and agency	1,830.1	12.4	152.5	1,690.0	-
States and political
subdivisions	388.6	7.3	14.2	381.7	-
Foreign governments	270.4	32.0	.1	302.3	-
Commercial mortgage-backed	1,979.6	2.2	492.0	1,489.8	1.8
Residential mortgage-backed (1)	1,604.6	46.2	.2	1,650.6	-
Asset-backed (2)	278.2	10.9	21.4	267.7	7.9
Redeemable preferred stock	1,707.6	8.5	222.1	1,494.0	-
Total Fixed Maturities	27,496.8	1,111.0	1,137.6	27,470.2	10.4

Equity securities	43.9	9.7	-	53.6	-

Total at December 31, 2009	$27,540.7	$1,120.7	$1,137.6	$27,523.8	$10.4

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $121.6 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

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

At September 30, 2010 and December 31, 2009, respectively, the Company had trading fixed maturities with an amortized cost of $249.7 million and $114.6 million and carrying values of $256.3 million and $125.9 million.  Gross unrealized gains on trading fixed maturities were $7.3 million and $12.3 million and gross unrealized losses were $0.7 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the year of final maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at September 30, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$2,512.3	$2,561.7
Due in years two through five	8,383.3	9,023.6
Due in years six through ten	8,492.9	9,424.5
Due after ten years	4,558.3	5,005.2
Subtotal	23,946.8	26,015.0
Commercial mortgage-backed securities	1,654.9	1,258.5
Residential mortgage-backed securities	1,748.4	1,814.2
Asset-backed securities	254.1	253.2
Total	$27,604.2	$29,340.9

For the first nine months of 2010 and 2009, proceeds received on sales of fixed maturities classified as AFS amounted to $489.7 million and $2,263.1 million, respectively.  Gross gains of $18.4 million and $207.1 million and gross losses of $7.3 million and $62.0 million were realized on these sales for the first nine months of 2010 and 2009, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first nine months of 2010 and 2009 amounted to $1,743.3 and $2,357.4 million, respectively.

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

The Company recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Credit losses recognized in earnings	$122.2	$48.5	$193.1	$138.3
Non-credit losses recognized in OCI	8.8	.7	13.7	4.1
Total OTTI	$131.0	$49.2	$206.8	$142.4

At September 30, 2010, no additional OTTI was recognized in earnings related to AFS fixed maturities as the Company did not intend to sell and did not expect to be required to sell these impaired fixed maturities prior to recovering their amortized cost.  At September 30, 2010, OTTI of $0.3 million was recognized on equity securities.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2010	2009
	(In Millions)

Balances at January 1,	$(145.5)	$(229.7)
Cumulative adjustment related to implementing new accounting guidance on April 1, 2009	-	107.9
Previously recognized impairments on securities that matured, paid, prepaid or sold	48.8	29.9
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(62.1)	(67.8)
Additional impairments this period on securities previously impaired	(8.8)	(22.0)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at June 30,	(167.6)	(181.7)
Previously recognized impairments on securities that matured, paid, prepaid or sold	12.7	10.7
Previously recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	(122.2)	(48.5)
Additional impairments this period on securities previously impaired	-	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at September 30,	$(277.1)	$(219.5)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(14.2)	$(10.9)
All other	1,730.9	(15.7)
Equity securities	(1.4)	9.7
Net Unrealized Gains (Losses)	$1,715.3	$(16.9)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized (Losses) Gains on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset	AOCI Loss Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, June 30, 2010	$(7.2)	$.7	$1.4	$1.8	$(3.3)
Net investment gains
arising during the period	1.8	-	-	-	1.8
Reclassification adjustment for OTTI losses:
Included in Net earnings	-	-	-	-	-
Excluded from Net earnings (1)	(8.8)	-	-	-	(8.8)
Impact of net unrealized investment gains on:
DAC	-	.9	-	-	.9
Deferred income taxes	-	-	-	1.7	1.7
Policyholders liabilities	-	-	1.1	-	1.1
Balance, September 30, 2010	$(14.2)	$1.6	$2.5	$3.5	$(6.6)

Balance, January 1, 2010	$(10.9)	$5.3	$-	$1.9	$(3.7)
N Net investment gains
arising during the period	1.6	-	-	-	1.6
Reclassification adjustment for OTTI losses:
Included in Net earnings	8.8	-	-	-	8.8
Excluded from Net earnings (1)	(13.7)	-	-	-	(13.7)
Impact of net unrealized investment (losses) gains on:
DAC	-	(3.7)	-	-	(3.7)
Deferred income taxes	-	-	-	1.6	1.6
Policyholders liabilities	-	-	2.5	-	2.5
Balance, September 30, 2010	$(14.2)	$1.6	$2.5	$3.5	$(6.6)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized (Losses) Gains on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Loss Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(73.5)	$15.0	$-	$20.5	$(38.0)
Net investment gains
arising during the period	69.8	-	-	-	69.8
Reclassification adjustment for
OTTI losses:
Included in Net loss	-	-	-	-	-
Excluded from Net loss (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC	-	(13.1)	-	-	(13.1)
Deferred income taxes	-	-	-	(19.8)	(19.8)
Policyholders liabilities	-	-	(.1)	-	(.1)
Balance, September 30, 2009	$(3.7)	$1.9	$(.1)	$.7	$(1.2)

Balance, March 31, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing
new guidance	(35.1)	5.5	-	10.3	(19.3)
Net investment gains
arising during the period	12.1	-	-	-	12.1
Reclassification adjustment for
OTTI losses:
Included in Net loss	22.1	-	-	-	22.1
Excluded from Net loss (1)	(2.8)	-	-	-	(2.8)
Impact of net unrealized investment
losses on:
DAC	-	(3.6)	-	-	(3.6)
Deferred income taxes	-	-	-	(9.6)	(9.6)
Policyholders liabilities	-	-	(.1)	-	(.1)
Balance, September 30, 2009	$(3.7)	$1.9	$(.1)	$.7	$(1.2)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax (Liability) Asset	AOCI Gain Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, June 30, 2010	$832.9	$(92.6)	$(166.0)	$(202.2)	$372.1
Net investment gains
arising during the period	772.6	-	-	-	772.6
Reclassification adjustment for
OTTI losses:
Included in Net earnings	115.2	-	-	-	115.2
Excluded from Net earnings (1)	8.8	-	-	-	8.8
Impact of net unrealized investment
losses on:
DAC	-	(107.5)	-	-	(107.5)
Deferred income taxes	-	-	-	(228.0)	(228.0)
Policyholders liabilities	-	-	(137.2)	-	(137.2)
Balance, September 30, 2010	$1,729.5	$(200.1)	$(303.2)	$(430.2)	$796.0

Balance, January 1, 2010	$(6.1)	$(21.2)	$-	$32.3	$5.0
Net investment gains
arising during the period	1,590.8	-	-	-	1,590.8
Reclassification adjustment for
OTTI losses:
Included in Net earnings	131.2	-	-	-	131.2
Excluded from Net earnings (1)	13.6	-	-	-	13.6
Impact of net unrealized investment
losses on:
DAC	-	(178.9)	-	-	(178.9)
Deferred income taxes	-	-	-	(462.5)	(462.5)
Policyholders liabilities	-	-	(303.2)	-	(303.2)
Balance, September 30, 2010	$1,729.5	$(200.1)	$(303.2)	$(430.2)	$796.0

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized (Losses) Gains on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Loss Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, June 30, 2009	$(1,395.8)	$285.2	$-	$389.8	$(720.8)
Net investment gains
arising during the period	1,322.3	-	-	-	1,322.3
Reclassification adjustment for
OTTI losses:
Included in Net loss	60.6	-	-	-	60.6
Excluded from Net loss (1)	-	-	-	-	-
Impact of net unrealized investment
losses on:
DAC	-	(305.6)	-	-	(305.6)
Deferred income taxes	-	-	-	(370.8)	(370.8)
Policyholders liabilities	-	-	(17.8)	-	(17.8)
Balance, September 30, 2009	$(12.9)	$(20.4)	$(17.8)	$19.0	$(32.1)

Balance, January 1, 2009	$(2,384.9)	$553.6	$-	$642.1	$(1,189.2)
Cumulative impact of implementing
new guidance	(72.8)	14.5	-	20.4	(37.9)
Net investment gains
arising during the period	2,451.5	-	-	-	2,451.5
Reclassification adjustment for
OTTI losses:
Included in Net loss	(9.5)	-	-	-	(9.5)
Excluded from Net loss (1)	2.8	-	-	-	2.8
Impact of net unrealized investment
losses on:
DAC	-	(588.5)	-	-	(588.5)
Deferred income taxes	-	-	-	(643.5)	(643.5)
Policyholders liabilities	-	-	(17.8)	-	(17.8)
Balance, September 30, 2009	$(12.9)	$(20.4)	$(17.8)	$19.0	$(32.1)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 430 issues at September 30, 2010 and the 744 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$242.6	$(6.2)	$635.1	$(46.8)	$877.7	$(53.0)
U.S. Treasury,
government and agency	212.3	(2.9)	206.6	(13.5)	418.9	(16.4)
States and political
subdivisions	36.7	-	36.5	(3.7)	73.2	(3.7)
Foreign governments	-	-	1.0	(.1)	1.0	(.1)
Commercial mortgage-backed	3.8	(1.4)	1,082.5	(399.7)	1,086.3	(401.1)
Residential mortgage-backed	543.0	(2.2)	2.0	(.1)	545.0	(2.3)
Asset-backed	4.3	(.2)	85.0	(12.8)	89.3	(13.0)
Redeemable preferred stock	44.4	(.4)	801.2	(50.4)	845.6	(50.8)

Total	$1,087.1	$(13.3)	$2,849.9	$(527.1)	$3,937.0	$(540.4)

	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$2,043.5	$(53.9)	$2,022.3	$(181.2)	$4,065.8	$(235.1)
U.S. Treasury,
government and agency	1,591.7	(152.4)	-	-	1,591.7	(152.4)
States and political
subdivisions	209.7	(10.5)	23.5	(3.7)	233.2	(14.2)
Foreign governments	41.0	(.1)	5.1	-	46.1	(.1)
Commercial mortgage-backed	33.6	(15.7)	1,348.8	(476.2)	1,382.4	(491.9)
Residential mortgage-backed	54.1	(.1)	2.4	(.2)	56.5	(.3)
Asset-backed	48.6	(8.5)	68.6	(12.9)	117.2	(21.4)
Redeemable preferred stock	51.2	(6.6)	1,283.3	(215.6)	1,334.5	(222.2)

Total	$4,073.4	$(247.8)	$4,754.0	$(889.8)	$8,827.4	$(1,137.6)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable other than securities of the U.S. government, U.S government agencies, and certain securities guaranteed by the U.S. government.  The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .38% of total investments.  The largest exposures to a single issuer of corporate securities held at September 30, 2010 and December 31, 2009 were $161.2 million and $149.8 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At September 30, 2010 and December 31, 2009, respectively, approximately $2,371.9 million and $2,211.7 million, or 8.1% and 8.0%, of the $29,144.2 million and $27,496.8 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $347.1 million and $455.9 million at September 30, 2010 and December 31, 2009, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At September 30, 2010 and December 31, 2009, respectively, the Company owned $31.3 million and $37.0 million in RMBS backed by subprime residential mortgage loans and $18.4 million and $23.0 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $29.1 million.

For the third quarter and first nine months of 2010 and 2009, investment income is shown net of investment expenses of $15.9 million, $42.5 million, $19.9 million and $57.5 million, respectively.

At September 30, 2010 and December 31, 2009, respectively, the Company’s trading account securities had amortized costs of $616.1 million and $331.7 million and fair values of $631.4 million and $484.6 million.  Also at September 30, 2010 and December 31, 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $36.7 million and $37.6 million and costs of $37.2 million and $34.9 million as well as other equity securities with carrying values of $26.0 million and $53.6 million and costs of $27.4 million and $43.9 million.

In the third quarter and the first nine months of 2010 and 2009, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $45.3 million, $15.1 million, $83.8 million and $115.6 million, respectively, were included in Net investment income in the consolidated statements of earnings (loss).

Mortgage Loans

At September 30, 2010 and 2009, there were no investment valuation allowances for mortgage loans.

At September 30, 2010 and December 31, 2009, respectively, there were impaired mortgage loans without investment valuation allowances of $4.2 million and zero.  During the first nine months of 2010 and 2009, respectively, the Company’s average recorded investment in impaired mortgage loans was $1.8 million and $0.1 million.  Interest income recognized on these impaired mortgage loans totaled zero and zero for the first nine months of 2010 and 2009, respectively.

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful.  Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely.  At September 30, 2010 and December 31, 2009, respectively, the carrying values of mortgage loans on real estate that had been classified as nonaccrual loans were $4.2 million and zero.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions.  For both GMDB and GMIB, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB and GMIB feature that result from financial markets movements.  The Company has purchased reinsurance contracts from affiliated and unaffiliated companies to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB, and GWBL features, in fourth quarter 2008 and continuing into 2009, the Company implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  During the first three quarters of 2010, the Company had in place an anticipatory hedge program to protect against declining interest rates with respect to projected variable annuity sales.  During 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
September 30, 2010
				Gains (Losses) Reported
		Fair Value		In Net Earnings
	Notional	Asset	Liability	Nine Months Ended
	Amount	Derivatives	Derivatives	September 30
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$4,348.5	$-	$.5	$(368.2)
Swaps	672.4	.1	54.4	(18.6)
Options	1,007.8	23.3	6.7	(36.6)

Interest rate contracts (1):
Floors	15,000.0	423.2	-	217.9
Swaps	5,883.5	354.9	121.1	453.6
Futures	5,937.9	-	-	531.5
Swaptions	2,356.0	193.6	-	71.6

Other freestanding contracts (2):
Currency contracts	154.7	-	.3	1.0
Net investment income				852.2

Embedded derivatives:
GMIB reinsurance contracts(2)	-	7,104.6	-	4,848.8

GWBL features (3)	-	-	222.7	(167.8)

Balances, September 30, 2010	$35,360.8	$8,099.7	$405.7	$5,533.2

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At September 30, 2010 and December 31, 2009, respectively, the Company held $730.3 million and $694.7 million in cash collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At September 30, 2010, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $299.5 million.  At September 30, 2010, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $74.3 million.  At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $16.7 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at September 30, 2010 are exchange-traded and net settled daily in cash.

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

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2010 and December 31, 2009, respectively, were $26.0 million and $598.3 million for which the Company had posted collateral of $39.5 million and $632.3 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on September 30, 2010, the Company would not have been required to post any additional collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

	September 30, 2010	December 31, 2009
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,302.4	$8,411.7
Policyholder dividend obligation	300.8	-
Other liabilities	54.8	69.8
Total Closed Block liabilities	8,658.0	8,481.5

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value
(amortized cost of $5,573.6 and $5,575.5)	5,936.6	5,631.2
Mortgage loans on real estate	999.5	1,028.5
Policy loans	1,130.0	1,157.5
Cash and other invested assets	30.8	68.2
Other assets	252.1	264.1
Total assets designated to the Closed Block	8,349.0	8,149.5

Excess of Closed Block liabilities over assets designated to
the Closed Block	309.0	332.0

Amounts included in accumulated other comprehensive income
Net unrealized investment gains, net of deferred income
tax expense of $25.7 and $23.4 and policyholder
dividend obligation of $300.8 and $0	47.7	43.6

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$356.7	$375.6

Closed Block revenues and expenses follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

REVENUES:
Premiums and other income	$85.2	$88.6	$272.4	$284.4
Investment income (net of investment
expenses of $0, $0, $0 and $0)	115.0	119.8	349.8	362.6
Investment (losses) gains, net:
Total other-than-temporary
impairment losses	-	(5.7)	(7.7)	(7.8)
Portion of loss recognized in other
comprehensive income	-	-	.5	-
Net impairment losses recognized	-	(5.7)	(7.2)	(7.8)
Other investment (losses) gains, net	(.4)	(2.3)	5.8	9.1
Total investment (losses) gains, net	(.4)	(8.0)	(1.4)	1.3
Total revenues	199.8	200.4	620.8	648.3

BENEFITS AND
OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	186.2	192.1	590.1	606.3
Other operating costs and expenses	.4	.4	1.7	1.7
Total benefits and other deductions	186.6	192.5	591.8	608.0

Net revenues before income taxes	13.2	7.9	29.0	40.3
Income tax expense	(4.6)	(2.8)	(10.1)	(14.1)
Net Revenues	$8.6	$5.1	$18.9	$26.2

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains	300.8	17.9
Balances, End of Period	$300.8	$17.9

5)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include: equity real estate held-for-sale and through December 31, 2009, Windup Annuities.   No real estate was for sale at September 30, 2010 and December 31, 2009. The following table reconciles the (Losses) earnings from discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings (loss) for third quarter and first nine months of 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

(Losses) Earnings from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$-	$(4.5)	$-	$(8.3)
Real estate held-for-sale	-	-	-	12.4
Total	$-	$(4.5)	$-	$4.1

6)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and/or GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$1,086.5	$1,612.9	$2,699.4
Paid guarantee benefits	(157.4)	(32.4)	(189.8)
Other changes in reserve	416.1	1,537.4	1,953.5
Balance at September 30, 2010	$1,345.2	$3,117.9	$4,463.1

Balance at January 1, 2009	$980.9	$1,979.9	$2,960.8
Paid guarantee benefits	(196.5)	(45.9)	(242.4)
Other changes in reserve	258.7	(135.2)	123.5
Balance at September 30, 2009	$1,043.1	$1,798.8	$2,841.9

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Balance at beginning of year	$405.0	$327.3
Paid guarantee benefits	(63.4)	(69.1)
Other changes in reserve	214.0	116.8
Balance at End of Period	$555.6	$375.0

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2010 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,560	$260	$143	$526	$12,489
Separate Accounts	$27,015	$7,149	$4,073	$32,718	$70,955
Net amount at risk, gross	$1,893	$1,478	$2,852	$11,240	$17,463
Net amount at risk, net of
amounts reinsured	$1,893	$936	$1,926	$4,534	$9,289
Average attained age
of contractholders	50.0	62.6	67.6	63.0	53.7
Percentage of contractholders
over age 70	7.7%	25.7%	43.8%	25.4%	13.3%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$32	$633	$665
Separate Accounts	N/A	N/A	$2,726	$44,766	$47,492
Net amount at risk, gross	N/A	N/A	$1,602	$3,153	$4,755
Net amount at risk, net of
amounts reinsured	N/A	N/A	$472	$839	$1,311
Weighted average years
remaining until annuitization	N/A	N/A	.8	6.4	5.9
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The Guaranteed Benefits (GWBL, GMAB and guaranteed income benefits (“GIB”)) related liability was $222.7 million and $54.9 million at September 30, 2010 and December 31, 2009, respectively; which is accounted for as an embedded derivative.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30,	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$44,567	$41,447
Fixed income	4,223	3,957
Balanced	21,365	20,940
Other	800	2,246
Total	$70,955	$68,590

GMIB:
Equity	$29,265	$27,837
Fixed income	2,645	2,514
Balanced	15,157	15,351
Other	425	618
Total	$47,492	$46,320

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  This program currently utilizes derivative instruments, such as exchange-traded  equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts variance swaps and swaptions as well as repurchase agreement transactions that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At September 30, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $37,381 million and $6,839 million, respectively, with the GMDB feature and $19,250 million and $851 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2010	$255.0	$(173.6)	$81.4
Other changes in reserves	84.0	(29.0)	55.0
Balance at September 30, 2010	$339.0	$202.6	$136.4

Balance at January 1, 2009	$203.0	$(152.6)	$50.4
Other changes in reserves	19.0	(6.0)	13.0
Balance at September 30, 2009	$222.0	$(158.6)	$63.4

7)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at September 30, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$6.4	$22,593.8	$372.4	$22,972.6
U.S. Treasury, government
and agency	-	2,077.5	-	2,077.5
States and political subdivisions	-	448.2	52.5	500.7
Foreign governments	-	443.4	20.8	464.2
Commercial mortgage-backed	-	-	1,258.5	1,258.5
Residential mortgage-backed (1)	-	1,814.0	.2	1,814.2
Asset-backed (2)	-	108.6	144.6	253.2
Redeemable preferred stock	244.6	1,272.9	2.5	1,520.0
Subtotal	251.0	28,758.4	1,851.5	30,860.9
Other equity investments	62.0	.1	.6	62.7
Trading securities	556.6	74.6	.2	631.4
Other invested assets:
Short-term	-	123.1	-	123.1
Futures	-	(.5)	-	(.5)
Swaps	-	179.2	-	179.2
Options	-	16.6	-	16.6
Floors	-	423.2	-	423.2
Swaptions	-	193.6	-	193.6
Subtotal	-	935.2	-	935.2
Cash equivalents	1,855.5	-	-	1,855.5
Segregated securities	-	740.3	-	740.3
G GMIB reinsurance contracts	-	-	7,104.6	7,104.6
Separate Accounts’ assets	84,380.2	1,751.4	211.6	86,343.2
Total Assets	$87,105.3	$32,260.0	$9,168.5	$128,533.8

Liabilities
GWBL features’ liability	$-	$-	$222.7	$222.7
Total Liabilities	$-	$-	$222.7	$222.7

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$19,728.5	$465.6	$20,194.1
U.S. Treasury, government
and agency	-	1,690.0	-	1,690.0
States and political subdivisions	-	334.3	47.4	381.7
Foreign governments	-	281.6	20.7	302.3
Commercial mortgage-backed	-	-	1,489.8	1,489.8
Residential mortgage-backed (1)	-	1,650.6	-	1,650.6
Asset-backed (2)	-	50.6	217.1	267.7
Redeemable preferred stock	190.6	1,291.0	12.4	1,494.0
Subtotal	190.6	25,026.6	2,253.0	27,470.2
Other equity investments	90.3	-	.9	91.2
Trading securities	423.0	60.9	.7	484.6
Other invested assets	-	(36.3)	299.6	263.3
Cash equivalents	1,366.5	-	-	1,366.5
Segregated securities	-	985.7	-	985.7
GMIB reinsurance contracts	-	-	2,255.8	2,255.8
Separate Accounts’ assets	82,102.3	1,684.5	229.7	84,016.5
Total Assets	$84,172.7	$27,721.4	$5,039.7	$116,933.8

Liabilities
GWBL features’ liability	$-	$-	$54.9	$54.9
Total Liabilities	$-	$-	$54.9	$54.9

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 1 comprise approximately 72.2% and 74% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.   Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 2 comprise approximately 26.1% and 23.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At September 30, 2010 and December 31, 2009, respectively, approximately $1,872.4 million and $1,678.1 million of AAA-rated mortgage- and asset- backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, the net fair value of freestanding derivative positions is approximately $812.1 million at September 30, 2010, or approximately 49.8% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $5.2 million at September 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at September 30, 2010.

At September 30, 2010 and December 31, 2009, respectively, investments classified as Level 3 comprise approximately 1.7% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at September 30, 2010 and December 31, 2009, respectively, were approximately $237.0 million and $365.2 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,403.2 million and $1,706.9 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2010 and December 31, 2009, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, the Company instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.   At September 30, 2010, the Company continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $9.3 million at September 30, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at September 30, 2010.

In the first nine months of 2010, AFS fixed maturities with fair values of $212.8 million and $41.7 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $54.0 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 1.7% of total equity at September 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for third quarter and first nine months of 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub- divisions	Commer- cial Mortgage- backed	Residen- tial Mortgage backed	Asset- backed

Discrete third quarter:
Balance, July 1, 2010	$426.5	$-	$1.0	$50.3	$1,243.3	$.2	$148.3
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	.8	-	-	-	.6	-	(.1)
Investment losses, net	(1.4)	-	-	-	(122.1)	-	.4
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(.6)	-	-	-	(121.5)	-	.3
Other comprehensive
income	8.4	-	.4	2.4	145.5	-	3.3
Purchases/issuances	10.0	-		-	-	-	-
Sales/settlements	(12.2)	-	-	(.2)	(8.8)	-	(7.3)
Transfers into/out of
Level 3 (2)	(59.7)	-	19.4	-	-	-	-
Balance, Sept. 30, 2010	$372.4	$-	$20.8	$52.5	$1,258.5	$.2	$144.6

First nine months of 2010:
Balance, January 1, 2010	$465.6	$-	$20.7	$47.4	$1,489.8	$-	$217.1
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	2.4	-	-	-	2.0	-	-
Investment losses, net	(1.2)	-	-	-	(190.5)	-	.4
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	1.2	-	-	-	(188.5)	-	.4
Other comprehensive
income	22.1	-	.3	5.7	93.4	-	8.2
Purchases/issuances	38.4	-	-	-	-	-	-
Sales/settlements	(46.2)	-	(.2)	(.6)	(136.2)	-	(30.9)
Transfers into/out of
Level 3 (2)	(108.7)	-	-	-	-	.2	(50.2)
Balance, Sept. 30, 2010	$372.4	$-	$20.8	$52.5	$1,258.5	$.2	$144.6

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability
Discrete third quarter:
Balance, July 1, 2010	$2.5	$13.5	$12.4	$4,035.6	$205.1	$178.7
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	-	-	-	-	-
Investment losses, net	-	-	-	-	4.3	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	3,019.6	-	-
Policyholders’ benefits	-	-	-	-	-	41.7
Subtotal	-	-	-	3,019.6	4.3	41.7
Other comprehensive
income	-	-	-	-	-	-
Purchases/issuances	-	-	-	49.4	.1	2.3
Sales/settlements	-	(.1)	-	-	(2.6)	-
Transfers into/out of
Level 3 (2)	-	(12.6)	(12.4)	-	4.7	-
Balance, Sept. 30, 2010	$2.5	$.8	$-	$7,104.6	$211.6	$222.7

First nine months of 2010:
Balance, January 1, 2010	$12.4	$1.7	$299.6	$2,255.8	$229.7	$54.9
Total gains (losses),
realized and unrealized,
included in:
Earnings as:
Net investment income	-	(.5)	-	-	-	-
Investment losses, net	3.9	-	-	-	(18.0)	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	4,698.3	-	-
Policyholders’ benefits	-	-	-	-	-	156.5
Subtotal	3.9	(.5)	-	4,698.3	(18.0)	156.5
Other comprehensive
income		.1	-	-	-	-
Purchases/issuances	-	-	-	150.5	1.5	11.3
Sales/settlements	(13.8)	(.3)	-	-	(7.2)	-
Transfers into/out of
Level 3 (2)	-	(.2)	(299.6)	-	5.6	-
Balance, Sept. 30, 2010	$2.5	$.8	$-	$7,104.6	$211.6	$222.7

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	U.S. Treasury, Govt and Agency	Foreign Govts	State and Political Sub- divisions	Commer- cial Mortgage- backed	Residen- tial Mortgage backed	Asset- backed

Discrete third quarter:
Balance, July 1, 2009	$395.4	$-	$19.3	$47.9	$1,610.4	$-	$223.3
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	.7	-	-	-	.7	-	(.4)
Investment losses, net	-	-	-	-	(8.6)	-	(1.3)
Increase in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	.7	-	-	-	(7.9)	-	(1.7)
Other comprehensive
income	25.5	-	2.7	1.8	(5.2)	-	17.3
Purchases/issuances	96.1	-	26.0	40.0	-	-	-
Sales/settlements	(45.8)	-	-	(.2)	(7.7)	-	(10.1)
Transfers into/out of
Level 3 (2)	28.2	-	-	-	-	-	-
Balance, Sept. 30, 2009	$500.1	$-	$48.0	$89.5	$1,589.6	$-	$228.8

First nine months of 2009:
Balance, January 1, 2009	$411.1	$-	$64.0	$55.4	$1,587.3	$-	$304.1
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	1.1	-	-	-	2.3	-	(1.1)
Investment gains, net	(2.9)	-	-	-	(8.6)	-	(15.4)
Decrease in the
fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(1.8)	-	-	-	(6.3)	-	(16.5)
Other comprehensive
income	29.0	-	3.8	(7.0)	52.3	-	15.0
Purchases/issuances	116.4		27.0	42.2	-	-	-
Sales/settlements	(55.3)	-	(.2)	(1.1)	(43.7)	-	(41.6)
Transfers into/out of
Level 3 (2)	.7	-	(46.6)	-	-	-	(32.2)
Balance, Sept. 30, 2009	$500.1	$-	$48.0	$89.5	$1,589.6	$-	$228.8

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL Features Liability

Discrete third quarter:
Balance, July 1, 2009	$2.5	$2.0	$433.1	$2,685.8	$261.8	$123.4
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	-	-	(36.2)	-	-	-
Investment losses, net	(38.7)	-	-	-	(23.9)	-
Increase in the
fair value of the
reinsurance contracts	-	-	-	64.3	-	-
Policyholders’ benefits	-	-	-	-	-	(16.8)
Subtotal	(38.7)	-	(36.2)	64.3	(23.9)	(16.8)
Other comprehensive
income	44.1	.2	-	-	-	-
Purchases/issuances	-	-	29.9	31.7	4.5	3.5
Sales/settlements	-	(1.2)	-	-	(1.3)	-
Transfers into/out of
Level 3 (2)	11.0	-	-	-	-	-
Balance, Sept. 30, 2009	$18.9	$1.0	$426.8	$2,781.8	$241.1	$110.1

First nine months of 2009:
Balance, January 1, 2009	$2.5	$2.1	$547.0	$4,821.7	$334.3	$272.6
Total gains (losses),
realized and unrealized,
included in:
Loss as:
Net investment loss	-	-	(199.2)	-	-	-
Investment gains, net	(38.7)	-	-	-	(92.8)	-
Decrease in the
fair value of the
reinsurance contracts	-	-	-	(2,169.6)	-	-
Policyholders’ benefits	-	-	-	-	-	(170.9)
Subtotal	(38.7)	-	(199.2)	(2,169.6)	(92.8)	(170.9)
Other comprehensive
income	34.2	.1	-	-	-	-
Purchases/issuances	-	-	79.0	129.7	4.5	8.4
Sales/settlements	-	(1.2)	-	-	(5.8)	-
Transfers into/out of
Level 3 (2)	20.9	-	-	-	.9	-
Balance, Sept. 30, 2009	$18.9	$1.0	$426.8	$2,781.8	$241.1	$110.1

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2010 and 2009 by category for Level 3 assets and liabilities still held at September 30, 2010 and 2009, respectively:

	Earnings
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses	Reinsurance		holder
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2010
Still Held at September 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities
available-for-sale
Corporate	$-	$-	$-	$7.6	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	2.4	-
Foreign governments	-	-	-	.4	-
Commercial
mortgage-backed	-	-	-	145.6	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	3.1	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	159.1	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	-	-
Other invested assets	-	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	3,069.0	-	-
Separate Accounts’ assets	-	2.4	-	-	-
GWBL features’ liability	-	-	-	-	(44.0)
Total	$-	$2.4	$3,069.0	$159.1	$(44.0)

	Earnings
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses,	Reinsurance		holder
	Income	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
First Nine Months of 2010
Still Held at September 30, 2010:
Change in unrealized gains
or losses:
Fixed maturities
available-for-sale
Corporate	$-	$-	$-	$22.0	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	5.7	-
Foreign governments	-	-	-	.2	-
Commercial
mortgage-backed	-	-	-	91.5	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	7.8	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	127.2	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	(.5)	-	-		-
Other invested assets	-	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	4,848.8	-	-
Separate Accounts’ assets	-	(18.3)	-	-	-
GWBL features’ liability	-	-	-	-	(167.8)
Total	$(.5)	$(18.3)	$4,848.8	$127.2	$(167.8)

	Loss
			Increase in
	Net	Investment	Fair Value of		Policy-
	Investment	Losses,	Reinsurance		holder
	Loss	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2009
Still Held at September 30, 2009:
Change in unrealized gains
or losses:
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$25.5	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	1.8	-
Foreign governments	-	-	-	2.7	-
Commercial
mortgage-backed	-	-	-	(5.2)	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	17.2	-
Redeemable preferred stock	-	-	-	44.0	-
Subtotal	-	-	-	86.0	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	(.2)	-
Other invested assets	(120.2)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	64.2	-	-
Separate Accounts’ assets	-	(26.4)	-	-	-
GWBL features’ liability	-	-	-	-	(16.8)
Total	$(120.2)	$(26.4)	$64.2	$85.8	$(16.8)

	Loss
			Decrease in
	Net	Investment	Fair Value of		Policy-
	Investment	Gains,	Reinsurance		holder
	Loss	Net	Contracts	OCI	Benefits
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

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an other-than-temporary impairment or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In third quarter and the first nine months of both 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at September 30, 2010 and December 31, 2009 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$3,565.1	$3,663.2	$3,554.8	$3,547.4
Other limited partnership interests	1,384.4	1,384.4	1,308.4	1,308.4
Policyholders liabilities:
Investment contracts	2,682.5	2,841.4	2,721.0	2,729.4
Guaranteed interest contracts	5.1	5.4	-	-
Loans to affiliates	1,046.6	1,088.0	1,048.3	1,077.2
Long-term debt	199.9	235.0	199.9	226.0

Closed Block:
Mortgage loans on real estate	$999.5	$1,035.4	$1,028.5	$1,021.2
Other equity investments	1.4	1.4	1.5	1.5
SCNILC liability	6.9	6.9	7.6	7.6

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Acts"), signed into law in late March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of its health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as at June 30, 2010 due to the significant uncertainty and complexity of many aspects of the new law.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy.  The subsidy came into existence with the enactment of the Medicare Modernization Act (“MMA”) in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is “actuarially equivalent” to the benefit provided by the Medicare Part D program.  Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received.  Although the Medicare Part D subsidy does not become taxable until years beginning after December 31, 2012, the effects of changes in tax law must be recognized immediately in the income statement of the period of enactment.  When MMA was enacted, the Company reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions.  Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

The funding policy of the Company and AllianceBernstein to their qualified pension plans is to satisfy their obligation each year in an amount not less than the minimum required by ERISA as amended by the Pension Protection Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first nine months of 2010, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were $6.1 and $175.8 million. The Company expects to make approximately $20.2 million in additional contributions to its qualified retirement plan before year end 2010.  AllianceBernstein’s management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

Components of net periodic pension expense for the Company’s qualified plans follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Service cost	$6.0	$8.0	$27.8	$28.7
Interest cost	32.3	34.2	96.8	102.1
Expected return on assets	(28.4)	(29.8)	(85.8)	(94.0)
Net amortization	31.4	24.6	93.6	71.3
Net Periodic Pension Expense	$41.3	$37.0	$132.4	$108.1

9)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of AXA Financial and its subsidiaries, including the Company.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  For the third quarter and first nine months of 2010 and 2009, respectively, the Company recognized compensation cost for share-based payment arrangements of $40.6 million, $121.4 million,  $18.0 million and $48.4 million.

In first quarter 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate the reporting obligations with the SEC.  AXA’s deregistration became effective in second quarter 2010.  Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares.  Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any.  The terms and conditions of AXA Financial’s share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are expected to be based on AXA ordinary shares.  In addition, due to U.S. securities law restrictions, certain blackouts on option exercise are expected to occur each year when updated financial information for AXA will not be available.  Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the 401(k) Plan - AXA ADR Fund investment option were terminated coincident with AXA’s delisting and deregistration.  None of the modifications made to AXA Financial’s share-based compensation programs as a result of AXA’s delisting and deregistration resulted in recognition of additional compensation expense.  On September 30, 2010, AXA Financial announced the rollout of a new stock purchase plan that will offer eligible employees and financial professionals the opportunity to receive a 10 percent match on AXA ordinary share purchases. The first purchase date is scheduled for November 11, 2010, after which purchases generally will be scheduled to occur at the end of each calendar quarter.

On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $13.5 million.  Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $10.9 million and equity settlements of the remainder with approximately 114,757 restricted AXA ordinary shares for aggregate value of approximately $2.6 million.  These AXA ordinary shares were sourced from immediate exchange on a one-for-one basis of the 220,000 AXA ADRs for which AXA Financial Group paid $7.4 million in settlement on April 10, 2010 of a forward purchase contract entered into on September 16, 2008.

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index measured between March 19, 2010 and March 19, 2014.  All of the options granted on March 19, 2010 have a ten-year contractual term.  The weighted average grant date fair value per option award was estimated at $3.73 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.52% and a risk-free interest rate of 2.5%.  The total fair value of this award (net of expected forfeitures) of approximately $7.8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In the third quarter and first nine months of 2010, the expense associated with the March 19, 2010 grant of options was approximately $0.2 million and $2.4 million.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees of AXA Financial’s subsidiaries.  The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.  The price used to value the performance units at each settlement date will be the average opening price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 16, 2012 and March 18, 2013, respectively.  Participants may elect to receive AXA ordinary shares, in lieu of cash for all or a portion of the performance units that vest on the third anniversary of the grant date. In the third quarter and first nine months of 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $1.5 million and $6.5 million.

In third quarter 2010, all remaining outstanding and unexercised tandem SARs/NSOs expired out-of-the-money.  For the nine months ended September 30, 2010, the Company recorded compensation expense of $(0.1) million for tandem SARs/NSOs to reflect the impact of changes in the market price of the AXA ADR on the cash-settlement value of the SARs component of the then-outstanding and unexercised awards.

During the reservation period from September 1, 2010 through September 16, 2010 and the November 2, 2010 through November 5, 2010 period (the “Retraction/Subscription Period”), eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2010.  The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 27, 2010 to the discounted formula subscription price in Euros.  “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $14.60 per share.  “Investment Option B” permitted participants to purchase AXA ordinary shares at a 16.71% formula discounted price of $15.20 per share on a leveraged basis with a guaranteed return of initial investment plus 70% of any appreciation in the undiscounted value of the total shares purchased.  Reserved subscriptions not cancelled during the Retraction/Subscription Period become binding and irrevocable at November 5, 2010.

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

Since March 2010, AllianceBernstein has engaged in open-market purchases of Holding Units to help fund its anticipated obligations under its incentive compensation award program.  During the third quarter 2010, AllianceBernstein purchased 1.9 million Holding Units for $49.3 million.  Through September 30, 2010, AllianceBernstein had purchased 4.9 million Holding Units for $135.4 million.  AllianceBernstein intends to continue to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.5 million restricted Holding Unit awards to employees during the first nine months of 2010.  To fund these awards, Holding issued 0.4 million Holding Units and AllianceBernstein used 1.1 million Holding Units held in the consolidated rabbi trust.  There were 5.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2010.

10)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2010 and September 30, 2009 have been computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax expense for the period ended September 30, 2010 reflected a benefit in the amount of $149.2 million primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.  In addition, the period ended September 30, 2009 reflected a benefit in the amount of $13.2 million for the release of tax audit reserves held by the Investment Management segment.

AXA Equitable has appealed an issue related to the IRS’ audit of tax years 2002 and 2003 to the Appeals Office of the IRS.  The appeal is likely to be settled in the next twelve months, reducing unrecognized tax benefits.  While the impact of a settlement on unrecognized tax benefits cannot yet be determined, the estimated reduction in the amount of unrecognized tax benefits for 1999-2003 is approximately $50 million.

11)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2009, except as set forth below:

In Eagan et al., the trial scheduled for June 2010 did not occur and no new trial date has been scheduled.

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

The following tables reconcile segment revenues and earnings from continuing operations before income taxes to total revenues and earnings as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)

Segment revenues:
Insurance	$4,364.7	$874.1	$10,476.9	$(156.9)
Investment Management (1)	757.9	823.3	2,178.0	2,155.1
Consolidation/elimination	(7.8)	(12.3)	(20.2)	(26.6)
Total Revenues	$5,114.8	$1,685.1	$12,634.7	$1,971.6

(1)	Net of interest expense incurred on securities borrowed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in Millions)
Segment earnings (loss) from
continuing operations before income
taxes:
Insurance	$2,476.7	$(296.0)	$5,171.9	$(3,027.5)
Investment Management	39.5	230.2	259.2	388.7
Consolidation/elimination	(.1)	(2.6)	2.9	(2.0)
Total Earnings (Loss) from Continuing
Operations before Income Taxes	$2,516.1	$(68.4)	$5,434.0	$(2,640.8)

	September 30, 2010	December 31, 2009
	(In Millions)
Segment assets:
Insurance	$150,845.7	$139,202.3
Investment Management	10,724.5	10,770.7
Consolidation/elimination	(28.9)	(68.6)
Total Assets	$161,541.3	$149,904.4

13)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $16.0 million, $46.4 million, $22.7 million and $67.8 million, respectively, for the third quarter and first nine months of 2010 and 2009.

AXA Equitable paid $164.8 million, $474.1 million, $135.4 million and $471.5 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2010 and 2009.  AXA Equitable charged AXA Distribution’s subsidiaries $98.1 million, $292.5 million, $96.8 million and $298.1 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2010 and 2009, pursuant to the Agreements for Services.

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

14)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)

Net earnings (loss)	$1,594.7	$3.0	$3,704.4	$(1,557.7)

Other comprehensive income,
net of income taxes:
Change in unrealized gains,
net of reclassification adjustment	471.8	774.8	832.3	1,347.0
Changes in defined benefit plan
related items, not yet recognized in periodic benefit cost,
net of reclassification adjustment	(38.5)	(42.1)	(59.5)	(58.7)
Total other comprehensive income,
net of income taxes	433.3	732.7	772.8	1,288.3
Comprehensive income (loss)	2,028.0	735.7	4,477.2	(269.4)
Comprehensive income attributable
to noncontrolling interest	(72.4)	(180.1)	(146.8)	(309.4)
Comprehensive Income (Loss)
Attributable to AXA Equitable	$1,955.6	$555.6	$4,330.4	$(578.8)

15)	ALLIANCEBERNSTEIN REAL ESTATE CHARGE

In third quarter 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with their workforce reductions commencing in 2008. As a result, AllianceBernstein recorded a pre-tax charge of $89.6 million in third quarter 2010 that reflected the net present value of the difference between the amount of AllianceBernstein's on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.

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

INTRODUCTION

The Company’s business and consolidated results of operations, cash flows and financial condition are affected by conditions in the financial markets and the economy generally.  In the aftermath of the recent financial crisis and the ongoing uncertain conditions in the economy, the market for annuity and life insurance products of the types issued by AXA Equitable is dynamic.  Changes to certain of AXA Equitable’s insurance product features, which were made primarily in 2009, including e.g., guarantee features, pricing and/or Separate Account investment options, have impacted the sales of certain annuity and life insurance products offered by AXA Equitable, particularly in the wholesale channel and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products.  AXA Equitable continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.

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

The table below shows, for the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, the impact on Earnings (loss)  from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

			Year Ended
	Nine Months Ended September 30,		December 31,
	2010	2009	2009
	(In Millions)

(Increase) decrease in GMDB, GMIB and GWBL
reserves, net of related GMDB reinsurance (1)	$(1,765.1)	$405.1	$532.8
Increase (decrease) in fair value of
GMIB reinsurance contracts (2)	4,848.8	(2,039.8)	(2,565.9)
Gains (losses) on free-standing derivatives (3)	852.2	(2,493.8)	(3,079.4)
Total	$3,935.9	$(4,128.5)	$(5,112.5)

(1)	Reported in Policyholders’ benefits in the consolidated statement of earnings (loss).
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statement of earnings (loss).
(3)	Reported in Net investment (loss) income in the consolidated statement of earnings (loss).

In third quarter 2010, the assumptions for long-term surrender rates for variable annuities with GMDB and GMIB guarantees at certain policy durations were updated based upon emerging experience.  Also reflected in the models which project future claims were refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.  These changes resulted in a net increase to the GMDB and GMIB reserves, an increase to the GMIB reinsurance asset and lower baseline DAC amortization.

The GMIB reinsurance asset reflected at fair value in the AXA Equitable’s balance sheet includes the impact of the reinsurance treaty between AXA Equitable and AXA Bermuda.  This asset is very sensitive to current market conditions and was increased significantly by the changes in assumptions and the refinement of the models noted above; this impact was only partially offset by the increase in GMIB reserves.  The after DAC and after tax impact of these updated assumptions and refinements was an increase to Net earnings of approximately $1.98 billion in the third quarter of 2010.

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated and segment results of operations narratives that follow discuss the results for the first nine months of 2010 compared to the corresponding 2009 period’s results.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net earnings attributable to the Company totaled $3.55 billion for the first nine months of 2009, a difference of $5.35 billion from the $1.80 billion in net loss attributable to AXA Equitable reported for the first nine months of 2009.

Net earnings attributable to the noncontrolling interest was $149.9 million in the first nine months of 2010 as compared to $241.6 million in the 2009 period; the decrease was principally due to lower AllianceBernstein pre-tax earnings.

Total enterprise net earnings of $3.70 billion was reported in the first nine months of 2010, an increase of $5.26 billion from the $1.56 billion of net loss reported for the first nine months of 2009.  The Insurance segment reported net earnings of $3.36 billion, an increase of $5.23 billion from $1.87 billion in net loss in the 2009 period while the Investment Management segment’s $345.9 million in net earnings was $29.0 million higher than the $316.9 million on net earnings in the first nine months of 2009.

During the first nine months of 2009, the discontinued Wind-up Annuities business produced post-tax losses of $8.3 million.  Pre-tax earnings of $19.0 million ($12.4 million post-tax) related to equity real estate held for sale reported in the first nine months of 2009.  In the corresponding 2010 period, there were no earnings (loss) from discontinued operations.

The income tax expense in the first nine months of 2010 was $1.73 billion as compared to the income tax benefit of $1.08 billion in the first nine months of 2009.  The increase in income tax expense was primarily due to the increase in pre-tax income partially offset by a tax benefit of $148.4 million in the first quarter 2010 primarily due to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income will be subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein units.  There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.  Included in the 2009 tax benefit was $13.2 million of tax benefit related to the release of tax audit reserves held by the Investment Management segment.

Earnings from continuing operations before income taxes were $5.43 billion for the first nine months of 2010, an increase of $8.07 billion as compared to the $2.64 billion in pre-tax loss reported for the year earlier period.  There was a $8.20 billion increase in pre-tax earnings from the Insurance segment’s continuing operations to $5.17 billion of pre-tax earnings as well as a $129.5 million decrease for the Investment Management segment to $259.2 million.  The pre-tax earnings in the Insurance segment in the first nine months of 2010 was primarily due to net investment income as compared to the 2009 period’s net loss from derivative instruments and an increase in the fair value of the reinsurance contracts as compared to a decrease in the 2009 period partially offset by higher policyholders’ benefits and higher DAC amortization.  The Investment Management segment’s decrease in pre-tax earnings in the first nine months of 2010 was principally realized as higher investment advisory and services fees and higher distribution revenues were more than offset by higher other operating expenses and distribution related payments and lower investment results at AllianceBernstein in the 2010 period.

Revenues.  In the first nine months of 2010, revenues increased $10.66 billion to $12.63 billion as compared to $1.97 billion in the year earlier period.  The Insurance segment’s revenue increase of $10.63 billion to $10.48 billion was primarily due to net investment income including the income from derivative instruments as compared to net investment losses in the first nine months of 2009 and an increase in the fair value of the reinsurance contracts in the 2010 period as compared to a decrease in the 2009 period.  The increase of $22.9 million to $2.18 billion for the Investment Management segment in the first nine months of 2010 resulted principally as higher investment advisory and services fees and higher distribution revenues at AllianceBernstein were partially offset by lower investment results and lower Bernstein services fees in the 2010 period.

In the first nine months of 2010, premiums totaled $409.7 million, an increase of $94.2 million from the $315.5 million reported in the prior year’s period.  The increase was primarily due to $49.5 million higher term life insurance premiums, a $15.2 million decrease in premiums ceded and an $8.4 million increase in premiums assumed.

Policy fee income was $2.27 billion, $108.8 million higher than in the first nine months of 2009, primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation during the last twelve months.

In the first nine months of 2010, net investment income totaled $2.50 billion, an increase of $3.46 billion from the $963.3 million of net investment loss in the first nine months of 2009.  The $3.59 billion increase for the Insurance segment was primarily due to an $862.3 million increase in the fair value of derivative instruments in the first nine months of 2010 as compared to the decrease of $2.49 billion in the first nine months of 2009.  The increase in investment income was also due to increases of $63.7 million, $19.3 million and $9.9 million respectively, related to income from Separate Account equity, fixed maturities and equity limited partnerships. The $140.1 million decrease for the Investment Management segment was primarily due to lower mark-to-market gains on trading account securities of $10.4 million as compared to $105.7 million in the first nine months of 2009 and a $30.5 million decrease in other investment income related to an equity loss from joint ventures.

Investment losses, net totaled $138.8 million in the first nine months of 2010, as compared to net gains of $60.1 million in the prior year’s comparable period due to losses rather than gains in the Insurance segment and lower gains in the Investment Management segment.  Net OTTI losses in the Insurance segment totaled $193.1 million in the 2010 period as compared to $138.3 million in the first nine months of 2009; the OTTI losses in the 2009 period were primarily due to two issuers.  Writedowns of $192.1 million in the 2010 period related to CMBS securities as compared to $8.9 million in the 2009 period.  There were $50.8 million of other investment gains for the Insurance segment in the first nine months of 2010 as compared to $153.3 million in the first nine months of 2009 primarily due to a $111.7 million decrease in gains from the sale of fixed maturities ($41.1 million in the first nine months of 2010 as compared to $152.8 million in the year earlier period).  The Investment Management segment’s $41.6 million decrease resulted from lower gains on sales of investments including investments in AllianceBernstein’s consolidated joint venture in the first nine months of 2010 as compared to the 2009 period.

Commissions, fees and other income increased $306.0 million to $2.75 billion in the first nine months of 2010 with increases of $204.6 million and $106.4 million in the Investment Management and Insurance segments, respectively.  The Investment Management segment’s increase was principally due to the $151.1 million and $52.8 million respective increases in investment advisory and services fees and distribution revenues at AllianceBernstein in the first nine months of 2010 as compared to the first nine months of 2009.  There was an 11.0% increase to $1.53 billion in investment advisory and services fees reflecting the $153.2 million in higher base fees ($1.52 billion in the 2010 period) partially offset by lower performance-based fees ($11.3 million and $13.4 million in the 2010 and 2009 periods, respectively).  The increase in distribution revenues to $249.2 million was principally due to higher Retail average mutual fund AUM.  The $2.1 million decrease to $323.7 million in Bernstein research services revenues was driven by lower equity market transaction volumes in both the U.S. and Europe.  The Insurance segment’s increase to $606.8 million in the first nine months of 2010 was due to a $94.3 million increase in gross investment management and distribution fees received from EQAT and VIP Trust.

There was a $4.85 billion increase in the fair value of the GMIB reinsurance contracts, which are accounted for as derivatives, in the first nine months of 2010 as compared to the $2.04 billion decrease in their fair value in the first nine months of 2009; both periods’ changes reflected market fluctuations The 2010 increase primarily resulted from updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals and dynamic policyholder surrender behavior.  The 2009 decrease was primarily driven by the increase in interest rates.

Benefits and Other Deductions.  In the first nine months of 2010, total benefits and other deductions increased $2.59 billion to $7.20 billion principally due to the Insurance segment’s reported increase of $2.43 billion primarily due to higher policyholders’ benefits and the increase in DAC amortization in the first nine months of 2010 supplemented by the $152.4 million increase in the Investment Management segment.

In the first nine months of 2010, policyholders’ benefits totaled $3.30 billion, an increase of $2.31 billion from the $988.7 million reported for the first nine months of 2009.  The increase was principally due to a $1.92 billion increase in GMDB/GMIB reserves (a $1.68 billion increase in the first nine months of 2010 and compared to a $242.6 million decrease in 2009 period) and to a $248.8 million increase in the GWBL reserves (a $86.3 million increase in the 2010 period compared to a $162.5 million decrease in the prior year period) as well as an increase of $193.2 million in benefits paid and a $55.0 million increase in the no-lapse guarantee reserve partially offset by a $104.6 million increase in the GMDB reserve assumed by AXA Bermuda.  The GMDB/GMIB reserve increase in the 2010 resulted from updated assumptions related to lower surrender rates, based on emerging experience and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.

There was a $71.0 million decrease in interest credited to policyholders’ account balances to $692.4 million in the first nine months of 2010 as compared to $763.4 million in the first nine months of 2009.  The decrease was primarily due to lower average policyholder account balances and lower crediting rates.

Total compensation and benefits decreased $9.3 million to $1.42 billion in the first nine months of 2010 as the $36.0 million decrease for the Insurance segment was partially offset by an increase for the Investment Management segment.  Compensation and benefits for the Insurance segment decreased $36.0 million period over period as a $40.5 million decrease in salaries and the $26.5 million decrease in COLI interest were partially offset by a $24.5 million increase in benefit plans’ costs and the $7.7 million increase in share-based and other compensation programs. The Investment Management segment increase in the first nine months of 2010 to $1.34 billion resulted from: an $11.3 million increase in incentive compensation at AllianceBernstein due to higher cash compensation accruals offset by lower deferred compensation expense; $1.5 million higher commission expense reflecting higher retail sales volume; and an $11.4 million decrease in base compensation, fringe benefits and other employment costs due to lower severance and salaries partially offset by higher recruitment costs.

For the first nine months of 2010, commissions in the Insurance segment totaled $761.8 million, a decrease of $4.5 million when compared to $766.3 million from the first nine months of 2009 as lower sales of variable annuity products were partially offset by increased sales of term-life products.

There was a $45.5 million increase in distribution related payments in the Investment Management segment, from $164.8 million in the first nine months of 2009 to $210.3 million in the first nine months of 2010.  The increase was in line with the distribution revenues increase at AllianceBernstein.

DAC amortization was $140.1 million in the first nine months of 2010, a change of $205.8 million from the negative $65.7 million reported in the corresponding 2009 period.  In the first nine months of 2010, significant hedging gains were recorded due to decreasing interest rates, partially offset by positive equity market performance.  These gains were not fully offset by changes in GMDB and GMIB reserves. Therefore, additional DAC was amortized on these gains. In addition, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates contributed to lower baseline DAC amortization. Conversely, the first nine months of 2009, significant hedging losses were incurred due to increasing interest rates and positive equity market performance, again not fully offset by changes in GMDB and GMIB reserves, resulting in negative DAC amortization in the 2009 period. Amortization from all other products was positive for both quarters.

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

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance and subject to assessment of the reasonableness of resulting estimates of future return assumptions.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At September 30, 2010, the average gross short-term and long-term annual return estimate is 9.0% (6.9% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.9% net of product weighted average Separate Account fees) and 0.0% ((2.1%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of September 30, 2010, current projections of future average gross market returns assume a 0% annualized return for the next four quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after eight quarters.

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

In the first nine months of 2010, DAC capitalization totaled $658.4 million, a decrease of $77.0 million from the $735.4 million reported in the comparable 2009 period, primarily due to $61.4 million lower first year commissions and a $15.8 million decrease in deferrable operating expenses due to lower sales of variable annuity and interest-sensitive life insurance products.

There was a $46.6 million increase in other operating costs and expenses to $1.02 billion as the $91.2 million increase for the Investment Management segment was offset by the $46.2 million decrease for the Insurance segment.  The higher costs in the Investment Management segment was principally due to the real estate sub-lease charge taken by AllianceBernstein in third quarter 2010. The Insurance segment’s decrease to $563.1 million was primarily due to $89.2 million lower amortization of reinsurance cost ($140.9 million in the 2010 period as compared to $230.1 million in the first nine months of 2009) offset by higher lease, consulting, legal, advertising and software expenses in the first nine months of 2010.

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

Changes to certain of AXA Equitable’s insurance product features, including e.g., guarantee features, pricing and/or Separate Account investment options, have made some of the annuity and life insurance products offered by AXA Equitable less competitive in the marketplace.  This, in turn, adversely affected sales in the first nine months of 2010, particularly in the wholesale channel and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products.  AXA Equitable continues to review and modify its existing product offerings and has introduced new products with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.

Total premiums and deposits for insurance and annuity products for the first nine months of 2010 were $7.56 billion, a $959.0 million decrease from $8.51 billion in the first nine months of 2009 while total first year premiums and deposits decreased $1.36 billion to $3.63 billion in the first nine months of 2010 from $4.99 billion in the first nine months of 2009.  The annuity line’s first year premiums and deposits decrease of $1.37 billion to $3.33 billion was due to the 30.6% decline in variable annuities’ sales (decreases of $1.20 billion to $1.04 million in the wholesale channel and by $226.0 million to $2.20 billion in the retail channel) due to the high level of sales in first quarter 2009 preceding the launch of a redesigned Accumulator® product with reduced benefits.  The $16.8 million increase in first year premiums and deposits for life insurance products resulted as the $7.1 million and $0.8 million respective lower sales of interest-sensitive and variable life insurance products in the wholesale channel in the first nine months of 2010 were partially offset by the respective $9.8 million and $2.6 million increases in first year interest-sensitive and variable life insurance sales in the retail channel.

Surrenders and Withdrawals.  Surrenders and withdrawals increased $421.2 million from $4.52 billion in the first nine months of 2009 to $4.94 billion for the first nine months of 2010.  There was an increase of $388.7 million in the individual annuities product line to $4.07 billion and an increase of $53.9 million in variable and interest-sensitive life insurance surrenders and withdrawals to $666.8 million partially offset by a $21.4 million decrease to $203.2 million for traditional life insurance products.  The annualized annuities surrender rate decreased to 6.2% in the first nine months of 2010 from 6.6% in the first nine months of 2009, while the individual life insurance surrender rate was unchanged at 4.4% in both the 2010 and the 2009 periods.  In third quarter 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience.  If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fees income.   The Insurance Group continues to closely monitor surrender and withdrawal rates.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management

	September 30,
	2010	2009
	(In Millions)

Third party	$430,473	$437,830
General Account and other	52,695	52,959
Insurance Group Separate Accounts	86,343	81,580
Total Assets Under Management	$569,511	$572,369

Third party assets under management at September 30, 2010 decreased $7.35 billion from September 30, 2009 primarily due to decreases at AllianceBernstein.  General Account and other assets under management decreased $264 million from September 30, 2009.   The $4.76 billion increase in Insurance Group Separate Account assets under management at the end of the first nine months of 2010 as compared to September 30, 2009 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at the end of the first nine months of 2010 totaled $484.3 billion as compared to $497.8 billion at September 30, 2009 as market appreciation of $33.4 billion was more than offset by net outflows of $46.9 billion.  The gross inflows of $20.1 billion, $34.3 billion and $8.1 billion in Institutional Investment, Retail and Private Client channels, respectively, partially offset the outflows of $63.3 billion, $36.2 billion and $9.9 billion, respectively.  At September 30, 2010, non-US clients accounted for 36.9% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other.  In the past four quarters, the two Equity services have experienced net outflows while the Fixed Income services have shown net inflows. There was a $24.2 billion decrease in Value Equity to $151.5 billion at September 30, 2010 as the $6.7 billion of market appreciation and $12.3 million of new investments were more than offset by the $43.2 billion of net long-term outflows.  Growth Equity assets under management totaled $77.2 billion, $16.1 billion lower than its September 30, 2009 balance due to $28.8 billion in net outflows that were partially offset by $6.4 billion in market appreciation and $6.3 billion of new investments.  Assets under management in Fixed Income products increased $27.8 billion to $209.4 billion between September 30, 2009 and September 30, 2010 as $38.4 billion in new investments and $16.1 billion in market appreciation were partially offset by $26.7 billion in net outflows.  The $1.0 billion decrease in Other assets under management to $46.2 billion resulted from $4.2 billion in market appreciation and $5.5 billion in new investments which were more than offset by $10.7 billion in net outflows.  AllianceBernstein management believes the net outflows in the Equity and Other services and net inflows in the Fixed Income services are attributable to the investment performance in the short-term and long-term relative to benchmarks and other investment managers.  Other contributing factors include financial market conditions, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, the level and quality of client servicing, recommendations of consultants, and changes in clients’ investment preferences and liquidity needs.

Average assets under management increased $1.2 billion in third quarter 2010 to $472.7 billion with a decrease of $14.7 billion in the Institutional Investment channel being offset by increases of $10.6 billion and $2.9 billion in the Retail and Private Client channels, respectively, while the decreases of $21.4 billion and $12.9 billion in the respective Value Equity and Growth Equity services categories were partially offset by increases of $31.1 billion and $2.0 billion in the respective Fixed Income and Other services categories.  Average assets under management totaled $481.9 billion for the nine months ended September 30, 2010, as compared to $448.3 billion for the prior year’s comparable period.  The respective increases for the Institutional, Retail and Private Client channels were $6.6 billion, $20.2 billion and $6.8 billion while the average AUM increases for the Fixed Income and Other categories were $29.7 billion and $6.9 billion, offset by decreases of  $2.0 billion and $1.0 billion, respectively, in the Value Equity and Growth Equity services.

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

During the first nine months of 2010 and 2009, AXA Equitable paid no cash dividends.

At September 30, 2010, AXA Equitable had no short-term debt, commercial debt or FHLBNY borrowings outstanding.

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

AllianceBernstein.  During the first nine months of 2010, net cash provided by operating activities was $692.1 million, compared with $575.0 million during the corresponding 2009 period.  The increase was primarily due to lower unrealized deferred compensation related investments gains of $138.2 million and higher non-cash real estate sub-lease charges of $95.9 million offsetting lower net income of $104.9 million for AllianceBernstein.

During the nine months ended September 30, 2010, net cash used in investing activities was $8.3 million, compared to $49.6 million during the corresponding 2009 period.  The decrease reflects net proceeds from sales of investments of $2.2 million during the 2010 period as compared to net purchases of investments of $6.1 million during the comparable 2009 period.  Net additions to furniture, equipment and leasehold improvements also decreased $33.0 million in the first nine months of 2010 as compared to the corresponding 2009 period as a result of lower infrastructure needs due to workforce reductions.

During the nine months ended September 30, 2010, net cash used in financing activities was $686.4 million, compared to $542.5 million during the corresponding 2009 period.  The increase reflects higher distributions to the general partner and unitholders of $182.0 million as a result of higher earnings (distributions are paid one quarter in arrears), higher purchases of Holding Units to fund deferred compensation plans of $137.2 million, offset by lower repayment of commercial paper (net of issuances) of $108.5 million and an increase of $59.2 million in overdrafts payable.  AllianceBernstein intends to purchase additional Holding Units during fourth quarter 2010 and in future periods.

On July 23, 2010, a subsidiary of AllianceBernstein arranged for a non-recourse credit line from AXA Equitable in an amount equal to $100 million at a 9% per annum interest rate.  The credit line, which matures on November 30, 2010 or any later date agreed to by AXA Equitable, will be available to purchase real estate investments with the expectation that they will be transferred to a new real estate opportunity fund being established by AllianceBernstein.

AllianceBernstein is currently negotiating a new revolving credit facility with a group of commercial banks to replace the facilities that will expire in 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Item 1A, “Risk Factors,” included in the 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H to Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

	Number	Description and Method of Filing

	3.1	Restated Charter of AXA Equitable, dated September 16, 2010

	31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2010	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	November 10, 2010		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer