Form 10-K
period 2010-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2011-03-10
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2010.

As of March 10, 2011, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are incorporated by reference into Part I hereof.

TABLE OF CONTENTS

Part I		Page

Item 1.	Business	1-1
	Overview	1-1
	Segment Information	1-1
	Employees	1-7
	Competition	1-7
	Regulation	1-8
	Parent Company	1-10
	Other Information	1-11
Item 1A.	Risk Factors	1A-1
Item 1B.	Unresolved Staff Comments	1B-1
Item 2.	Properties	2-1
Item 3.	Legal Proceedings	3-1
Item 4.	Removed and Reserved	4-1

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	5-1
Item 6.	Selected Financial Data*	6-1
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (“Management Narrative”)	7-1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	7A-1
Item 8.	Financial Statements and Supplementary Data	FS-1
Item 9.	Changes In and Disagreements With Accountants on Accounting and
	Financial Disclosure	9-1
Item 9A.	Controls and Procedures	9A-1
Item 9B.	Other Information	9B-1

Part III

Item 10.	Directors, Executive Officers and Corporate Governance*	10-1
Item 11.	Executive Compensation*	11-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters*	12-1
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	13-1
Item 14.	Principal Accountant Fees and Services	14-1

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15-1

Signatures		S-1
Index to Exhibits		E-1

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

ii

Part I, Item 1.

BUSINESS1

GENERAL

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately 3.4 million insurance and annuity policies in force as of December 31, 2010.  We are part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services.  Together with our affiliates, including AllianceBernstein, we are a leading asset manager, with total assets under management of approximately $559.9 billion at December 31, 2010, of which approximately $478.0 billion were managed by AllianceBernstein.  We are a wholly owned subsidiary of AXA Financial, which is a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies. For additional information regarding AXA, see “ Business - Parent Company”.

RECENT DEVELOPMENTS

During 2010, we realigned the Insurance segment into the following five operating areas:

•	Financial Protection and Wealth Management. This area focuses on life insurance product design, marketing, distribution and in-force management.

•	Retirement Savings. This area focuses on annuity product design, marketing, distribution and in-force management.

•
Strategic Shared Services.  This area provides a variety of services which are shared by our operating areas, including information technology, central marketing, innovation and communications, external affairs, law and the management of Separate Account investment options.

•
Finance.  This area provides a variety of financial services which are shared by our operating areas, including actuarial, controllers, sourcing and procurement, reinsurance and hedging, distribution finance, expense management, internal audit, investments, treasurers, risk management and tax.

•
Human Resources. This area is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards for our operating areas.

Management believes the realignment will help AXA Equitable better anticipate and respond to client and market needs, while continuing to drive an employee culture that promotes collaboration, problem solving and creativity.

SEGMENT INFORMATION

We conduct our operations in two business segments, the Insurance segment and the Investment Management segment.

Insurance.  The insurance business conducted principally by AXA Equitable is reported in the Insurance Segment.  AXA Equitable seeks to be a recognized industry leader for providing advice and solutions to its clients.  Our strategy is to develop an expansive and diversified product portfolio that serves the needs of existing and new markets, build distribution to effectively deliver a broad range of products to a wide array of clients, and optimize the management of our in-force business.

The Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $8.51 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2010.

1 As used in this Form 10-K, the terms “AXA Equitable”, “we”, “our” and/or “us” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the “Company” refers to AXA Equitable and its consolidated subsidiaries.  The term “AXA Distributors” refers to AXA Distributors, LLC and its subsidiaries, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, and “AXA Network” refers to AXA Network, LLC, a Delaware limited liability company and its subsidiaries.  The term “AllianceBernstein” refers to AllianceBernstein L.P. (formerly Alliance Capital Management L.P.), a Delaware limited partnership, and its subsidiaries.  The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable's Separate Accounts on which AXA Equitable bears the investment risk.  The term “Separate Accounts” refers to the Separate Account investment assets of AXA Equitable excluding the assets held in those Separate Accounts on which AXA Equitable bears the investment risk.  The term “General Account Investment Assets” refers to assets held in the General Account (which includes the Closed Block described below).

1-1

Investment Management.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm.  AllianceBernstein seeks to be the most trusted investment firm in the world by placing its clients’ interests first and foremost, utilizing its research capabilities to have more knowledge than any other investment firm, and using and sharing knowledge better than its competitors to help AllianceBernstein’s clients achieve financial peace of mind and investment success.

At December 31, 2010, AXA Equitable’s economic interest in AllianceBernstein was 35.5%.  At December 31, 2010, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 61.4%.

The Investment Management segment accounted for approximately $2.96 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2010.

For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 21 of Notes to Consolidated Financial Statements.

Insurance

General

We offer a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products, mutual funds and other investment products and asset management, financial planning and other services principally to individuals, small and medium-size businesses and professional and trade associations.  We are a leading issuer of variable annuity and variable life insurance products.  Variable annuity and variable life insurance products offer policyholders the opportunity to invest some or all of their account values in various Separate Account investment options.  The growth of Separate Account assets under management remains a strategic objective, as we seek to increase fee-based revenues derived from managing funds for our clients.

The market for annuity and life insurance products of the types issued by AXA Equitable continues to be dynamic as the global economy and capital markets slowly recover from the period of significant stress experienced in recent years.  The financial market turbulence has led many companies, including AXA Equitable, to re-examine the pricing and features of certain products that it offers or to discontinue offering such products altogether.  As a result, financial strength, pricing and product features have been highlighted as primary differentiators from the perspective of some customers and certain distributors.  Management believes that AXA Equitable’s financial strength and portfolio of innovative products, a number of which were introduced in 2010, position it to compete in this environment.  For additional information, see “Business – Products”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Products

Life Insurance Products.  We offer a broad range of life insurance products and services, which are aimed at serving the financial needs of our customers throughout their lives.  Our primary product offerings include:

Term Life.  Term life is a simple form of life insurance.  Term life products provide a guaranteed benefit upon the death of the insured for a specific time period (one to thirty years) in return for the periodic payment of premiums.  Some of our term products include, within certain policy limits, a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life.  Universal life is a form of permanent life insurance that provides protection in case of death, as well as a savings or cash value component.  The cash value of a universal life policy is based on the amount of premiums paid, the declared interest crediting rate and the policy charges.  Unlike term life or whole life insurance, flexible premium universal life policies permit flexibility in the amount and timing of premium payments (within limits) and they generally offer the policyholder the ability to choose one of two death benefit options: level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value.  Previously, we issued universal life policies that contained a lifetime no lapse guarantee feature, which keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due.  The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.

1-2

During 2010, we introduced a new indexed universal life product.  Indexed universal life insurance combines life insurance with equity-linked accumulation potential.  The equity linked option(s) provide upside potential for cash value accumulation up to certain growth cap rates and downside protection through a floor for certain investment periods.  This floor will limit the impact of decreases over the investment period in the values of the indices selected.

Variable Universal Life.  Variable universal life is a form of permanent life insurance that combines the premium and death benefit flexibility of universal life insurance with investment opportunity.  A policyholder can invest premiums in one or more underlying portfolios offering different levels of risk and growth potential.  The investment portfolios provide long-term growth potential, tax deferred earnings and the ability to make tax free transfers among the investment portfolios.  A policyholder can choose one of two death benefit options: level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value. Variable universal life insurance products offered by AXA Equitable include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance (“COLI”) market.

During 2010, we introduced the Market Stabilizer Option℠, a new investment option, on our variable universal life product.  The Market Stabilizer Option℠ offers a policyholder growth potential (up to a cap) and downside protection through a buffer.  Through the use of the upside caps and a downside buffer, the Market Stabilizer Option℠ helps a policyholder manage volatility in their variable universal life policy, which may reduce or potentially eliminate losses.

Term, Universal Life and Variable Universal Life insurance products accounted for 3.5%, 8.5% and 11.2% of our total premiums and deposits in 2010, respectively.

Annuity Products.  We offer a variety of variable and fixed annuities which are primarily marketed and sold to individuals saving for retirement or seeking retirement income and employers seeking to offer retirement savings programs such as 401(k) or 403(b) plans.  The major products include:

Variable Annuities.  Variable annuities provide for both asset accumulation and asset distribution needs.  Variable annuities allow the policyholder to make deposits into various investment accounts, as determined by the policyholder.  The investment accounts are separate accounts and risks associated with such investments are borne entirely by the policyholder, except where enhanced guarantee features have been elected in certain variable annuities, for which additional fees are charged.  Additionally certain variable annuity products, policyholders may allocate a portion of their account to the General Account and are credited with interest rates that AXA Equitable determines, subject to certain limitations

Variable annuity products continue to account for a substantial portion of our sales, with 65.6% of our total premiums and deposits in 2010 attributable to variable annuities.  Variable annuity products offered by AXA Equitable principally include individual and group deferred variable annuities sold in the non-qualified and qualified markets.  A significant portion of the variable annuities sold by us offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee.  Such enhanced guarantee features may include an enhanced guaranteed minimum death benefit (“GMDB”) and/or guaranteed minimum living benefits.  Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”).  We have issued variable annuities with a guaranteed minimum accumulation benefit and guaranteed withdrawal benefit for life (“GWBL”) rider.  For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

During 2010, we introduced a new variable annuity for investors seeking equity and commodity index-linked, tax-deferred growth potential with levels of downside protection.  This product allows investors to realize returns based on the growth of certain asset class indices up to specified caps, while being protected against loss down to specified floors.  Investors select both the asset classes and the term (1, 3 or 5 years generally) and the level of downside protection they wish (within the choices offered).

1-3

Fixed Annuities.  Fixed annuities also provide for both asset accumulation and asset distribution needs.  Fixed annuities do not allow the same investment flexibility provided by variable annuities, but do provide guarantees related to the preservation of principal and interest credited.  Fixed annuity contracts are general account obligations.

AXA Equitable issues or has issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities.  Fixed annuity products have not been a significant product for AXA Equitable in recent years, accounting for 1.5% of our total premium and deposits in 2010.

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options.  Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $22.01 billion to $92.01 billion at December 31, 2010.  Of the 2010 year-end amount, approximately $86.08 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which AXA Equitable serves as the investment manager (and, in certain instances provides day-to-day portfolio management services as the investment adviser) and administrator.  The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity policyholders a choice of single or multi-advised equity, bond and money market investment portfolios, “hybrid” portfolios whose assets are allocated among multiple subadvisers, and six asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.  Certain EQAT equity portfolios employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.  In addition, two EQAT fixed income portfolios employ an investment strategy that seeks to reduce the portfolio’s duration during periods of rising interest rates.  VIP Trust is a mutual fund offering variable life and annuity policyholders a choice of multi-advised equity and bond investment portfolios, as well as nine asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust.  Certain VIP portfolios also employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.

As of December 31, 2010, policyholders allocated $36.10 billion to the allocation portfolios of EQAT and VIP Trust and $49.98 billion to the individual portfolios of EQAT and/or VIP.  Of the $86.08 billion invested in EQAT and VIP Trust, approximately 51% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 41% of these assets are actively managed by one or more sub-advisers.

Markets

We primarily target affluent and emerging affluent individuals such as professionals and business owners, as well as employees of public school systems, universities, not-for-profit entities and certain other tax-exempt organizations, and existing clients.  Variable annuity products are primarily targeted at individuals saving for retirement or seeking retirement income (using either qualified programs, such as individual retirement annuities, or non-qualified investments), as well as employers (including, among others, educational and not-for-profit entities, and small and medium-sized businesses) seeking to offer retirement savings programs such as 401(k) or 403(b) plans.  Variable and universal life insurance is targeted at individuals for protection and estate planning purposes, and at business owners to assist in, among other things, business continuation planning and funding for executive benefits.  Mutual funds and other investment products are intended for a broad spectrum of clients to meet a variety of asset accumulation and investment needs.  Mutual funds and other investment products add breadth and depth to the range of needs-based services and products we are able to provide.

Distribution

We distribute our products through retail and wholesale distribution channels.

Retail Distribution.  Our products are offered on a retail basis in all 50 states, the District of Columbia and Puerto Rico by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency.  These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers.  AXA Advisors has outsourced certain administrative services, including clearing and transaction processing and customer service, for the non-insurance investment brokerage business of AXA Advisors to LPL Financial Corporation (“LPL”).  Pursuant to this arrangement, AXA Advisors’ financial professionals have access to certain LPL proprietary technology, including brokerage and advisory platforms and research services.

1-4

We have entered into agreements pursuant to which we compensate AXA Advisors and AXA Network for distributing and servicing our products.  The agreements provide that compensation will not exceed any limitations imposed by applicable law.  Under these agreements, we provide to each of AXA Advisors and AXA Network personnel, property and services reasonably necessary for their operations.  AXA Advisors and AXA Network reimburse us for their actual costs (direct and indirect) and expenses under the respective agreements.

Annuities and life insurance distributed by the Retail channel accounted for 75.7% and 68.3% of AXA Equitable’s total annuity and life insurance premiums and deposits in 2010 and 2009, respectively.  Annuities distributed by the Retail channel accounted for 68.5% and 54.9% of AXA Equitable’s total first year annuity premiums and deposits in 2010 and 2009, respectively, and 42.8% and 38.6% of AXA Equitable’s total annuity premiums and deposits in 2010 and 2009, respectively.  Life insurance products distributed by the Retail channel accounted for 62.5% and 62.4% of AXA Equitable’s total first year life insurance premiums and deposits in 2010 and 2009, respectively, and 9.2% and 9.7% of AXA Equitable’s total life insurance premiums and deposits in 2010 and 2009, respectively.  For additional information on premiums and deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits”.

Wholesale Distribution.  AXA Distributors, a broker-dealer and insurance general agency subsidiary of AXA Equitable, distributes our annuity products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks and brokerage general agencies.  AXA Distributors, primarily through its AXA Partners division, also distributes our life insurance products on a wholesale basis principally through brokerage general agencies.

Reinsurance and Hedging

We have in place reinsurance and hedging programs to reduce our exposure to mortality, equity market declines, interest rate fluctuations and certain other product features.

Reinsurance.  In 2010, we generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies.  For amounts issued in excess of those limits, we typically obtained reinsurance from unaffiliated third parties.  The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by AXA Equitable in exchange for an agreed-upon premium.

AXA Equitable also has reinsured to non-affiliated reinsurers a portion of its exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005.  At December 31, 2010, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 40.6% of our net amount at risk resulting from the GMIB feature and approximately 6.5% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2010.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.  AXA Equitable evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.  We are not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.25% of the total policy reserves of AXA equitable (including Separate Accounts).

In addition to non-affiliated reinsurance, we have ceded to AXA Bermuda a 100% quota share of all liabilities for variable annuity GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008.  We transferred cash and derivative instruments equal to the market value of the insurance liabilities assumed by AXA Bermuda and income derived for the hedges related to these riders for the period from October through December 2008.  For AXA Equitable, the GMDB/GMIB reinsurance transaction allowed for a more efficient use of its capital.  AXA Bermuda, a captive life reinsurance company established by AXA Financial in 2003, also reinsures level premium term insurance and lapse protection riders under universal life insurance policies issued by AXA Equitable and USFL.  For additional information on AXA Bermuda, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Supplementary Information – Reinsurance” and Note 11 of Notes to Consolidated Financial Statements.

1-5

Hedging.  We have adopted certain hedging programs that are designed to mitigate certain risks associated with the GMIB, GMDB and GWBL liabilities that have not been reinsured for contracts issued after January 1, 2001.  These programs currently utilize derivative instruments, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions, as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in GMDB, GMIB and GWBL exposures attributable to movements in the equity and fixed income markets.  For both GMDB and GMIB, we retain basis and most volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender, withdrawal and policyholder election rates, among other things.  The derivatives are managed to reduce the economic effects of unfavorable changes in the value of the GMDB and GMIB feature that result from financial markets movements.  In addition, AXA Equitable uses repurchase agreements to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.

The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility, interest rates and correlation among various market movements.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition.

For additional information about reinsurance and hedging strategies, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivatives – Liquidity and Capital Resources”, “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Reinsurance Assumed.  AXA Equitable also acts as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers.  Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although in practice, AXA Equitable is currently using lower internal retention limits for life reinsurance assumed.  AXA Equitable has also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  AXA Equitable generally discontinued its participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continues to be exposed to claims in connection with pools it participated in prior to that time.  We audit or otherwise review the records of many of these reinsurance pools and arrangements as part of our ongoing efforts to manage our claims risk.

Policyholder Liabilities and Reserves

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments.  Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, withdrawals, persistency, interest rates, future equity performance, claims experience, policyholder elections and reinvestment rates, which we modify to reflect our actual experience and/or refined assumptions when appropriate.

Pursuant to state insurance laws, we establish statutory reserves, reported as liabilities, to meet our obligations on our policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using GAAP.

State insurance laws and regulations require that we submit to state insurance departments, with each annual report, an opinion and memorandum of a “qualified actuary” that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, make adequate provision for its statutory liabilities with respect to these obligations.

For additional information on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations by Segment – Insurance.” and “Risk Factors”.

1-6

Underwriting and Pricing

Underwriting.  We employ detailed underwriting policies, guidelines and procedures designed to align mortality results with the assumptions used in product pricing while providing for competitive risk selection.  The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources.  Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors.  The purpose of this process is to determine the type and amount of risk that we are willing to accept.

We have established senior level oversight of the underwriting process in order to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is periodically reviewed through internal underwriting audits in order to maintain high standards of underwriting and consistency.

Pricing.  Pricing for our products is designed to allow us to make an appropriate profit after paying benefits to customers, and taking account of all the risks we assume.  Product pricing is calculated through the use of estimates and assumptions for mortality, morbidity, withdrawals, expenses, persistency, policyholder elections and investment returns, as well as certain macroeconomic factors.  Assumptions used are determined in light of our underwriting standards and practices. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Rates for our life insurance products are highly regulated by the individual state regulators where such products are sold. Variable and fixed annuity products are also highly regulated and approved by the individual state regulators where the product is sold.  Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. AXA Equitable, from time to time, reevaluates the type and level of guarantee and other features currently being offered and may change the nature and/or pricing of such features for new sales.

 We continually review our underwriting and pricing guidelines with a view to maintaining competitive offerings that are consistent with maintaining our financial strength and meeting profitability goals.

1-7

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of AXA Equitable by asset category at December 31, 2010:

AXA Equitable
General Account Investment Assets
Net Amortized Cost (1)

	Amount	% of Total
	(Dollars in Millions)

Fixed maturities	$29,363	73.6%
Mortgages	3,956	9.9
Equity real estate	142	.4
Other equity investments	1,395	3.5
Policy loans	3,966	9.9
Cash and short-term investments (2)	1,080	2.7
Total	$39,902	100.0%

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

AXA Equitable has an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as life insurance, annuity and group pension.  AXA Equitable has investment strategies to manage each product group’s investment return and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio.  Investments frequently meet the investment objectives of more than one class of product liabilities.

Investment Surveillance.  As part of our investment management process, management, with the assistance of its investment advisors, continuously monitors General Account investment performance.  This internal review process culminates with a quarterly review of assets by our Investments Under Surveillance (“IUS”) Committee.  The IUS Committee, among other things, evaluates whether any investments are other than temporarily impaired and, therefore, must be written down to their fair value and whether specific investments should be put on an interest non-accrual basis.

For additional information on the General Account Investment Portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein.  Our consolidated economic interest in AllianceBernstein as of December 31, 2010 was approximately 35.5%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein.

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including:  institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates; retail clients, including U.S. and offshore mutual funds, variable annuities, insurance products and sub-advisory relationships; private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and institutional investors seeking high-quality research, portfolio analysis and brokerage related services, and issuers of publicly-traded securities seeking equity capital markets services.

1-8

AllianceBernstein also provides distribution, shareholder servicing and administrative services to its sponsored mutual funds.

Research

AllianceBernstein’s high-quality, in-depth research is the foundation of its business. AllianceBernstein believes that its global team of research professionals gives it a competitive advantage in achieving investment success for its clients.  AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting. In addition, AllianceBernstein has several specialized research initiatives, including research examining global strategic changes that can affect multiple industries and geographies.

Products and Services

AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein, its subsidiaries and its affiliated joint venture companies, sub-advisory services to mutual funds sponsored by third parties, separately managed account programs that are sponsored by financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to institutional investors, AllianceBernstein offers research, portfolio analysis and brokerage-related services, and to issuers of publicly-traded securities, AllianceBernstein offers equity capital markets services.

AllianceBernstein’s portfolio managers oversee a number of different types of investment services within various vehicles and strategies.  AllianceBernstein’s services include:  (a) value equities, generally targeting stocks that are out of favor and considered undervalued; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including taxable and tax-exempt securities; (d) blend strategies, combining style-pure investment components with systematic rebalancing; (e) passive management, including both index and enhanced index strategies; (f) alternative investments, including hedge funds, currency management strategies and private capital (e.g., direct real estate investing); and (g) asset allocation services, by which AllianceBernstein offers strategies specifically-tailored for its clients (e.g., customized target date fund retirement services for defined contribution (“DC”) sponsors and its dynamic asset allocation service, which is designed to mitigate the effects of extreme market volatility on a portfolio in order to deliver more consistent returns).

Sub-advisory client mandates span AllianceBernstein’s investment strategies, including growth, value, fixed income and blend.  AllianceBernstein serves as sub-advisor to retail mutual funds, insurance products, retirement platforms and institutional investment products.

AllianceBernstein provides its services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

AllianceBernstein markets and distributes alternative investment products globally to high-net-worth clients and institutional investors.  Alternative product assets under management totaled $12.7 billion as of December 31, 2010, $11.0 billion of which was institutional assets under management and $1.6 billion of which was private client assets under management.  In October 2010 AllianceBernstein announced that it had acquired SunAmerica’s alternative investments group, a team that manages a portfolio of hedge fund and private equity fund investments.  Additionally, in October 2010, AllianceBernstein launched a real estate fund focused on opportunistic real estate investments.  These initiatives helped AllianceBernstein expand its alternative investment capabilities.

In August 2008, AllianceBernstein created an initiative called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding AllianceBernstein’s capabilities in the DC market.  ABDC seeks to provide the most effective DC investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service.  In November 2010, AllianceBernstein introduced Secure Retirement Strategies (“SRS”), a multi-manager target-date solution. SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large DC plans.

1-9

As of December 31, 2010, AllianceBernstein’s DC assets under management, which are distributed in all three of AllianceBernstein’s buy-side distribution channels, totaled approximately $26.0 billion.

In April 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, AllianceBernstein was one of five firms that closed an initial Public-Private Investment Fund of at least $500 million.  As of December 31, 2010, AllianceBernstein had raised the second most capital ($1.15 billion) of the nine fund managers chosen by the U.S. Treasury Department.

Revenues

AllianceBernstein earns revenues primarily by charging fees for managing the investment assets of, and providing research to, its clients.

AllianceBernstein generally calculates investment advisory fees as a percentage of the value of assets under management at a specific date or as a percentage of the value of average assets under management for the applicable billing period, with these percentages varying by type of investment service, size of account and total amount of assets AllianceBernstein manages for a particular client. Accordingly, fee income generally increases or decreases as assets under management increases or decreases. Increases in assets under management generally result from market appreciation, positive investment performance for clients, net asset inflows from new and existing clients or acquisitions. Similarly, decreases in assets under management generally result from market depreciation, negative investment performance for clients, or net asset outflows due to client redemptions, account terminations or asset withdrawals.

AllianceBernstein is eligible to earn performance-based fees on hedge fund services, as well as some long-only services provided to its institutional clients.  In these situations, AllianceBernstein charges a base advisory fee and is eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before AllianceBernstein can collect future performance-based fees. Therefore, if AllianceBernstein fails to achieve its performance target for a particular period, AllianceBernstein will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, its ability to earn future performance-based fees will be impaired. If the percentage of AllianceBernstein’s assets under management subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. AllianceBernstein’s performance-based fees in 2010, 2009 and 2008 were $21 million, $30 million and $13 million, respectively. For additional information on AllianceBernstein’s performance-based fees, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

AllianceBernstein sometimes experiences periods when the number of new accounts or the amount of assets under management increases or decreases significantly. These changes result from wide-ranging factors, including conditions of financial markets, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager (both with AllianceBernstein and in the industry generally), the client’s overall relationship with AllianceBernstein, consultant recommendations and changes in its clients’ investment preferences, risk tolerances and liquidity needs.

AllianceBernstein generates revenues from clients to whom it provides research, portfolio analysis and brokerage-related services, primarily in the form of transaction fees calculated as either “cents per share” (generally in the U.S. market) or a percentage of the value of the securities traded (generally outside of the U.S.) for these clients.  In 2009, AllianceBernstein re-launched its equity capital markets business, through which it earns revenues from issuers of publicly-traded securities to which it provides these services in the form of underwriting fees, management fees and/or selling concessions, depending on AllianceBernstein’s role in the offering.

1-10

AllianceBernstein’s revenues may fluctuate for a number of reasons.  For additional information on AllianceBernstein’s revenues, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Assets Under Management

As of December 31, 2010, AllianceBernstein had approximately $478.0 billion in assets under management, including approximately $272.9 billion from institutional services, approximately $127.0 billion from retail services and approximately $78.1 billion from private client services.  As of December 31, 2010, assets of AXA, AXA Financial and AXA Equitable, including investments in EQAT and VIP Trust represented approximately 22% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 5% of AllianceBernstein’s total revenues.  The Investment Management segment continues to provide asset management services to AXA Equitable.

For additional information about AllianceBernstein, including its results of operations, see “Business - Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and Note 1 of Notes to Consolidated Financial Statements and AllianceBernstein L.P.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2011.

EMPLOYEES AND FINANCIAL PROFESSIONALS

As of December 31, 2010, we had approximately 5,253 full-time employees and AllianceBernstein had approximately 4,256 full-time employees.

COMPETITION

Insurance.  There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services provided by AXA Equitable, including insurance, annuity and other investment products and services.  Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars.  For additional information regarding competition, see “Risk Factors”.

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

The turbulence in the financial markets over the past few years, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies has altered the competitive landscape.  As a result, financial strength, pricing and product features have taken on greater significance in the eyes of some customers and certain distributors.  While management believes that AXA Equitable is well positioned to compete over the long run, financial market turbulence has led many companies, including AXA Equitable, to re-examine the pricing and features of certain products that it offers or to discontinue offering such products altogether.  This has had, and may continue to have, an adverse effect on our sales, particularly variable annuity sales.  For additional information on the competitiveness of the products offered by AXA Equitable, see “Business - General” and “Business – Products”.

AXA Equitable must attract and retain productive sales representatives to sell its products.  Strong competition continues among financial institutions for sales representatives with demonstrated ability.  AXA Equitable competes with other financial institutions for sales representatives primarily on the basis of compensation policies, financial position, product features and support services.  For additional information, see “Risk Factors.”

1-11

Legislative and other changes affecting the regulatory environment can affect AXA Equitable’s competitive position within the life insurance industry and within the broader financial services industry.  For additional information, see “Business - Regulation” and “Risk Factors.”

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

Increased competition could reduce the demand for AllianceBernstein’s products and services, which could have a material adverse effect on its financial condition, results of operations and business prospects.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein.  AllianceBernstein’s partnership agreement specifically allows AXA Financial and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein.  AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries are not obligated to provide resources to AllianceBernstein.

REGULATION

Insurance Regulation

AXA Equitable is licensed to transact insurance business, and is subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories.  AXA Equitable is domiciled in New York and is primarily regulated by the Superintendent (the “Superintendent”) of the New York Insurance Department (the “NYID”).  The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, adequacy of reserves, reinsurance and hedging, risk-based capital, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates.  Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital.  Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that may be incurred by AXA Equitable.  For additional information on Insurance Supervision, see “Risk Factors”.

AXA Equitable is required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which it does business.  Such agencies may conduct regular or targeted examinations of the operations and accounts of AXA Equitable, and make requests for particular information from it. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance and securities laws.  AXA Equitable has received and responded to such inquiries from time to time.

1-12

Holding Company and Shareholder Dividend Regulation.  Most states, including New York, regulate transactions between an insurer and its affiliates under insurance holding company acts.  The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates.

In 2010, AXA Equitable paid an aggregate of $300 million in shareholder dividends to AXA Financial.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Guaranty Associations and Similar Arrangements. All of the states in which AXA Equitable is admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.  These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged.  Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

During each of the past five years, the assessments levied against AXA Equitable have not been material.

Risk Based Capital (“RBC”).  AXA Equitable is subject to RBC requirements and reports its RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer.  The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally.  State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels.  As of the date of the most recent annual statutory financial statements filed with insurance regulators, the RBC of AXA Equitable was in excess of each of those RBC levels.  For additional information on RBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Dodd-Frank Wall Street Reform and Consumer Protection Act

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes a Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market.  The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the newly established Financial Stability Oversight Council the designation of any insurer and its affiliates (potentially including  AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-US governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements.  In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require.  In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to resolution mechanisms described above.  The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

1-13

Other aspects of AXA Equitable’s operations could also be affected by the Dodd-Frank Act.  For example, the Dodd-Frank Act also includes a new framework of regulation of the Over-The-Counter (“OTC”) derivatives markets that will require clearing of certain types of transactions currently traded over-the-counter and potentially impose additional costs, including new capital and margin requirements and additional regulation on AXA Equitable. Increased margin requirements on our part could reduce our liquidity and narrow the range of securities in which we invest. However, increased margin requirements on counterparties could reduce our exposure to counterparties’ default.  We use derivatives to mitigate the impact of increased benefit exposures from annuity products sold by AXA Equitable that offer guaranteed benefits.  The derivative clearing requirements of the Dodd-Frank Act could increase the cost of such mitigation.

In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940.  Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law.  At the same time that the SEC is considering rulemaking as directed by the Dodd-Frank Act, FINRA has recently proposed and, in some cases, finalized significant additional rule of conduct affecting broker-dealers in a number of areas.  The Dodd-Frank Act also permits the SEC to promulgate rulemaking to limit or prohibit the use of mandatory arbitration clauses in standard broker-dealer customer agreements, which, if enacted could potentially lead to an increased number of customer complaints going into litigation rather than arbitration.

Federal Tax Legislation

There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may also significantly affect AXA Equitable including, among others, the following.

Estate and Related Taxes.  Under Federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping transfer (“GST”) taxes through 2009.  These taxes were repealed for 2010, though a $1 million gift tax limit remained in place.  Legislation enacted in December 2010 reinstated the estate and GST taxes in the United States, on estates over $5 million ($10 million for married couples), at a top rate of 35%. The legislation also reunified gift taxes with the new exemption level and rates. This rate and exemption amount will apply through December 31, 2012, at which time they are scheduled to increase to a 55% maximum rate with a $1 million exemption amount.  The reinstatement of the estate tax for 2011-2012 with a return to lower exemptions and higher rates in 2013 may benefit sales and persistency.  The prospect of a future elimination of the estate tax or permanency of the 2011-2012 exemptions and rates could be expected to have an adverse impact on life insurance sales since a significant portion of our life insurance sales are made in conjunction with estate planning. In the interim, the higher gift tax exemption may encourage certain life insurance estate planning for larger estates.

Income, Capital Gains and Dividend Tax Rates.   Federal tax legislation passed in 2001 and 2003 reduced income tax rates, and tax rates on long-term capital gains and qualifying corporate dividends. Such changes have lessened the tax appeal of cash value life insurance and annuity products.  Legislation passed in December 2010 extended these lower rates until taxable years beginning after December 31, 2012, after which time these lower rates will expire.  The tax advantages of cash value life insurance and annuity products would favorably increase in the event of higher income and capital gains tax rates in 2013 but would be reduced if lower income tax rates and rates on capital gains and dividends are continued.

Dividends Received Deduction.   The Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between AXA Equitable’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase AXA Equitable’s actual tax expense and reduce its consolidated net income.

1-14

In February 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” (the “Green Book”).  The Green Book included proposals, which if enacted, would affect the taxation of life insurance companies and certain life insurance products.  In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts established to support variable life insurance and Variable Annuity contracts that is eligible for the DRD.  The proposal is similar to a proposal included in last year’s Green Book, which was not enacted.

Corporate Owned Life Insurance.   This year’s  Green Book also contained a proposal, similar to last year’s which was not enacted  that would affect the treatment of certain corporate owned life insurance policies (“COLIs”). The proposal would  limit a portion of a business entity’s  interest deductions unless the insured person was a 20% or more owner of the business.   If a proposal of this type were enacted, AXA Equitable’s sale of new COLIs, could be adversely affected. In its current form, the proposal would generally not affect in-force previously purchase COLI policies.

Other Proposals.  The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle-income taxpayers. For example, as part of deficit reduction ideas being discussed, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules.  One possible change includes the creation of new tax-favoured savings accounts that would replace many existing qualified plan arrangements.  Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales, and possibly funding and persistency of existing cash value life insurance and deferred annuity products.  Finally, current legislative proposals may introduce significant increases on the taxation of financial institutions, including, taxes on certain financial institutions to compensate for the funds dispersed during the financial crisis, taxes on financial transactions, and taxes on executive compensation, including bonuses.

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract.  Such portfolios would not be taxed-deferred but would be eligible to pass capital gain or loss and dividend treatment to the policyholders.  Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

The current, rapidly changing economic environment and projections relating to government budget deficits may increase the likelihood of substantial changes to Federal tax law.  Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to AXA Equitable’s business or what the effect of any such legislation might be.

Broker-Dealer and Securities Regulation

AXA Equitable and certain policies and contracts offered by it are subject to regulation under the Federal securities laws administered by the SEC and under certain state securities laws.  The SEC conducts regular examinations of AXA Equitable’s operations, and from time to time makes requests for particular information from AXA Equitable.

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., and Sanford C. Bernstein & Co., LLC are registered as broker-dealers (collectively the “Broker-Dealers”) under the Exchange Act.  The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”).  The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses.  The SEC and FINRA also regulate the sales practices of the Broker-Dealers.  In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and mutual funds, among other products.  For example, FINRA proposed, and the SEC approved, increased suitability requirements and additional compliance procedures relating to sales of variable annuities that could negatively impact sales of annuity products.  In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business.

The SEC, FINRA and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions.

1-15

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

Privacy of Customer Information

AXA Financial has adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. Our companies may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis.  Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties.  Violation of these laws and regulations may result in significant fines and remediation costs.  Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property.  Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up.  Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our mortgage lending business.  In several states, this lien has priority over the lien of an existing mortgage against such property.  In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to AXA Equitable.  We also risk environmental liability when we foreclose on a property mortgaged to us, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability.  Application of various other federal and state environmental laws could also result in the imposition of liability on AXA Equitable for costs associated with environmental hazards.

We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment, or through foreclosure on real estate collateralizing mortgages that it holds. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments and complying with our internal procedures, and as a result, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our consolidated results of operations.

1-16

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property rights.  AXA Financial has entered into a licensing arrangement with AXA concerning the use by AXA Financial Group of the “AXA” name.  We also have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our product and services.  We regard our intellectual property as valuable assets and protect them against infringement.

AllianceBernstein has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the combination of an “AB” design logo with the mark “AllianceBernstein”.  AllianceBernstein has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein”.

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

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on our website at www.axa-equitable.com.  AXA Equitable intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to its chief executive officer, chief financial officer and chief accounting officer by posting such information on its website at the above address.

1-17

Part I, Item 1A.

RISK FACTORS

In the course of conducting our business operations, we could be exposed to a variety of risks.  This “Risk Factors” section provides a summary of some of the significant risks that have affected and could affect our business, consolidated results of operations or financial condition.  In this section, the terms “we,” “us” and “our” refer to AXA Equitable.  As noted below, risk factors relating to AllianceBernstein’s business, reported in the Investment Management segment, are specifically incorporated by reference herein.

During or following a period of financial market disruption or prolonged economic downturn, our business could be materially and adversely affected.

In recent years, global financial markets have experienced significant disruptions and the United States and many other economies have experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity.  While economic conditions have shown signs of improvement, that trend may not continue.  Even if economic conditions continue to improve, the pace of improvement may be slow for an extended period of time and certain economic conditions, such as the residential and commercial real estate environment and employment rates may continue to be weak.

If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our consolidated results of operations or financial condition and/or liquidity.  Many of the risk factors that follow identify risks that result from, or are exacerbated by, a prolonged economic slowdown or financial disruption.  Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption.  See “Business – Products” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment”.

Equity market declines and volatility may adversely affect our business and consolidated results of operations and financial condition.

Declines or volatility in the equity markets can negatively impact our investment returns as well as our business and profitability.  For example, equity market declines and/or volatility may, among other things:

•
decrease the account values of our variable life and annuity contracts which, in turn, reduces the amount of revenue we derive from fees charged on those account and asset values.  At the same time, for annuity contracts that provide enhanced guarantee features, equity market declines and/or volatility increases the amount of our potential obligations related to such enhanced guarantee features and may increase the cost of executing product guarantee related hedges beyond what was anticipated in the pricing of the products being hedged.  This could result in an increase in claims and reserves related to those contracts, net of any reinsurance reimbursements or proceeds from our hedging programs;

•	negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our statutory capital;

•
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

•	reduce demand for variable products relative to fixed products;

•	lead to changes in estimates underlying our calculations of deferred acquisition costs that, in turn, could accelerate our DAC amortization and reduce our current earnings;

•	result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings; and

•	decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs.

1A-1

Interest rate fluctuations or prolonged periods of low interest rates may adversely affect our business and consolidated results of operations and financial condition.

Some of our life insurance and annuities products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates may adversely affect our investment returns and results of operations, including in the following respects:

•
changes in interest rates may reduce the spread on some of our products between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive, which may result in higher lapse rates;

•
when interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC;

•
a decline in interest rates accompanied by unexpected prepayments of certain investments may result in reduced investment income and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments may result in a decline in our profitability;

•	changes in the relationship between long-term and short-term interest rates may adversely affect the profitability of some of our products;

•	changes in interest rates may adversely impact our liquidity and increase our costs of financing;

•
our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures, including hedging strategies utilizing derivative instruments to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities; and

•
for certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale may negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.

1A-2

Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income.  In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our reinsurance and hedging programs.  However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.

Reinsurance.  We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products sold prior to February 2005 with regard to a portion of the enhanced guarantee features.  Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject.  However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made.  Although we evaluate periodically the financial condition of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our consolidated results of operations and financial condition.  See “Business – Reinsurance and Hedging” and Notes 8 and 9 of Notes to Consolidated Financial Statements.

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

Hedging Programs.  We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products and minimum crediting rates on our life and annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates.  The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility, interest rates and correlation among various market movements.  There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition.  For example, in late 2008 and early 2009, due to, among other things, extreme levels of volatility in the equity markets, a rapid decline in interest rates on government securities, and underperformance of Separate Account investment options relative to indices used in our hedging programs, gains from our hedging programs did not fully offset the economic effect of the increase in the potential benefits payable under the guarantees offered in certain of our products.  If these circumstances were to reoccur or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our consolidated results of operations and financial condition.

Our hedging programs do not fully hedge our statutory capital position.  Additionally, we may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP, which may decrease our earnings or increase the volatility of our results of operations or financial position.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment”.

See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

1A-3

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation”.  State insurance laws regulate most aspects of our insurance business.  We are domiciled in New York and are primarily regulated by New York State Department of Insurance and by the states in which we are licensed.

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	restricting the payment of dividends and other transactions between insurance subsidiaries and affiliates; and

•	regulating the types, amounts, concentrations and valuation of investments.

From time to time, regulators raise issues during examinations or audits that could, if determined adversely, have a material impact on us. We cannot predict whether or when regulatory actions may be taken that could adversely affect our operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business – Insurance Regulation”.

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and consolidated results of operations.

The NAIC and several states’ legislatures have considered the need for regulations and/or laws to address agent or broker practices that have been the focus of investigations of broker compensation in the State of New York and in other jurisdictions. The NAIC adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act which, if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate such agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Several states have enacted laws similar to the NAIC amendment. Others, including New York, have enacted laws or proposed disclosure regulations which, under differing circumstances, require disclosure of specific compensation earned by a producer on the sale of an insurance or annuity product. We cannot predict how many states may promulgate the NAIC amendment or alternative regulations or the extent to which these regulations may have a material adverse impact on our business.

1A-4

Currently, the U.S. federal government does not directly regulate the business of insurance. However, on July 21, 2010, President Obama signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act), a wide-ranging Act that includes a number of reforms of the financial services industry and financial products.  The Dodd-Frank Act includes, among other things, changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; the imposition of capital and leverage requirements on bank and savings and loan holding companies; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.   In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940.  Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law.

The sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products issued by our insurance companies.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for AXA Equitable are prescribed by the applicable state insurance regulators and the NAIC.  State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies.  This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.   In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses generated by AXA Equitable (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital AXA Equitable must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas.  Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that AXA Equitable must maintain.  AXA Equitable is primarily regulated by the New York State Insurance Department, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves.  In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our competitiveness, results of operations and/or financial condition.  Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies.  There can be no assurance that AXA Equitable will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on its business and consolidated results of operations or financial condition.

Some of our investments are relatively illiquid.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests.  These asset classes represented approximately 29% of the carrying value of our total cash and invested assets as of December 31, 2010.  Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

1A-5

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2010 were approximately $700 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the market value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances, which could adversely affect our liquidity.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations

We use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including exchanged traded futures contracts, over the counter derivative contracts and repurchase agreement transactions, with a number of counterparties.  The vast majority of our over the counter derivative positions are subject to collateral agreements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  If our counterparties fail or refuse to honor their obligations under these derivative instruments, we could face significant losses to the extent collateral agreements do not fully offset our exposures.  This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past several years.  Such failure could have a material adverse effect on our consolidated financial condition and results of operations.

Changes in statutory reserve or other requirements and/or the impact of adverse market conditions could result in changes to our product offerings that could negatively impact our business.

Changes in statutory reserve or other requirements, increased costs of hedging, other risk mitigation techniques and financing and other adverse market conditions could result in certain products becoming less profitable or unprofitable.  These circumstances have already caused us to modify and/or eliminate certain features of various products, including our variable annuity and universal life products among others, and could cause further modifications and/or the suspension or cessation of sales of certain products in the future.  Modifications to products that we have made (or make in the future) may result in certain of our products being less attractive and/or competitive.  This has impacted and may continue to adversely impact sales which could negatively impact our ability to retain our sales personnel and maintain our distribution relationships.  This, in turn, may negatively impact our business and consolidated results of operations and financial condition.

1A-6

Our reserves could be inadequate due to differences between our actual experience and management’s estimates and assumptions.

Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, persistency, interest rates, future equity performance, claims experience, policyholder elections and reinvestment rates.  For a description of some of these estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates”.  Our reserves could be inadequate if actual results differ significantly from our estimates and assumptions.  If so, we will be required to increase reserves, which could adversely impact our earnings and/or capital.

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders.  In addition to the potential effect of natural or man-made disasters, significant changes in mortality could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, the economic environment, or other factors.  Pricing of our insurance and annuity products are also based in part upon expected persistency of these products.  Persistency within our annuities products may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines.  Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products.  The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business.  Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.  Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

Our earnings are impacted by DAC estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately.  They also depend in part on the pattern of DAC amortization and the recoverability of DAC which is based on models involving numerous estimates and subjective judgments, including those regarding investment results including hedging costs Separate Account performance, Separate Account fees, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges.  These estimates and judgments are required to be revised periodically and adjusted as appropriate.  Revisions to our estimates may result in a change in DAC amortization, which could negatively impact our earnings.

We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain.

We use models in our hedging programs and many other aspects of our operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment.

A downgrade in the financial strength and claims-paying ratings of our insurance companies could adversely affect our business and consolidated results of operations and financial condition.

Claims-paying and financial strength ratings are important factors in establishing the competitive position of insurance companies.  A downgrade of our ratings or those of AXA and/or AXA Financial could adversely affect our business and results of operations by, among other things, reducing new sales of our products, increasing surrenders and withdrawals from our existing contracts, possibly requiring us to reduce prices or take other actions for many of our products and services to remain competitive, or adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.  A downgrade in our ratings may also adversely affect our cost of raising capital or limit our access to sources of capital.  See “Business – Competition” for a full description of the ratings for our insurance companies.

1A-7

As a result of the difficulties recently experienced by many insurance companies, we believe that it is possible that the ratings agencies will continue to heighten the level of scrutiny they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in their ratings models for maintenance of certain ratings levels.

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

Our subsidiaries and related companies, like other life and health insurers, are involved in such litigation and our consolidated results of operations and financial position could be affected by defense and settlement costs and any unexpected material adverse outcomes in such litigations as well as in other material litigations pending against them.  The frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs.  We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues.  At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be.  For further information, see “Business - Regulation”.

Changes in U.S. tax laws and regulations may adversely affect sales of our products and our profitability.

Currently, U.S. tax law provisions afford certain benefits to life insurance and annuity products.  The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding.  Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax.  Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be.  See “Business – Regulation – Federal Tax legislation”.

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

1A-8

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.  See “Business – Competition”.

Consolidation of distributors of insurance products may adversely affect the insurance industry and the profitability of our business.

The insurance industry distributes many of its products through other financial institutions such as banks and broker-dealers.  The trend toward consolidation in the financial services industry has been significantly accelerating as a result of the recent financial crisis with substantial consolidation particularly between and among banks and other financial services companies.  An increase in bank and other financial services companies consolidation activity may create firms with even stronger competitive positions, negatively impact the industry’s sales, and such consolidation could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market insurance products to our current customer base or expand our customer base.  Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

An inability to recruit and retain experienced and productive financial professionals and key employees may adversely affect our business.

Our proprietary sales force and key employees are key factors driving our sales.  Intense competition exists among insurers and other financial services companies for financial professionals and key employees.  We compete principally with respect to compensation policies, products and support provided to financial professionals.  Competition is particularly intense in the hiring and retention of experienced financial professionals.  Although we believe that we offer financial professionals and employees a strong value proposition, we cannot provide assurances that we will be successful in our efforts to recruit and retain top financial professionals and key employees.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that are revised from time to time.  In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our consolidated results of operations and/or financial condition.  See Note 2 of Notes to Consolidated Financial Statements.

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

1A-9

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features.  In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes.  If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, consolidated results of operations and financial condition.  See “Business – Intellectual Property”.

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

Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, and consolidated results of operations and financial condition.

We could experience significant difficulties with respect to our proprietary technology and information systems as well as those provided by vendors.

We utilize numerous technology and information systems in our businesses, some of which are proprietary and some of which are provided by outside vendors pursuant to outsourcing arrangements.  These systems are central to, among other things, designing and pricing products, underwriting and reserving decisions, our reinsurance and hedging programs, marketing and selling products and services, processing policyholder and investor transactions, client recordkeeping, communicating with retail sales associates, employees and clients, and recording information for accounting and management purposes in a secure and timely manner.  The systems are maintained to provide customer privacy and, although they are periodically tested to ensure the viability of business resumption plans, these systems are subject to attack by viruses, spam, spyware, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks.

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

1A-10

Our business could be adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:

•
we could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events.  Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities.  Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;

•
the occurrence of a pandemic disease could have a material adverse effect on our liquidity and the operating results of the Insurance Segment due to increased mortality and, in certain cases, morbidity rates;

•
the occurrence of any pandemic disease, natural disaster, terrorist attacks or any other catastrophic event that results in our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our service;

•
a localized catastrophic event that affects the location of one or more of our COLI and/or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims; and

•
another terrorist attack in the United States could have long-term economic impacts, that may have severe negative effects on our investment portfolio and disrupt our business operations.  Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

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

Our consolidated results of operations and financial condition depend in significant part on the performance of AllianceBernstein’s business.

AllianceBernstein L.P. is a principal subsidiary of AXA Equitable.  Consequently, the results of operations and financial condition of AXA Equitable depend in significant part on the performance of AllianceBernstein’s business.  For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-11

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2
PROPERTIES

Insurance

AXA Equitable’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends to 2023.  AXA Equitable currently occupies approximately 423,174 square feet of space located at this location.  AXA Equitable also has the following significant office space leases: 316,332 square feet in Syracuse, NY, under a lease that expires in 2023, for use as an annuity operations and service center; 244,957 square feet in Jersey City, NJ, under a lease that expires in 2023, for use as general office space; 185,366 square feet in Charlotte, NC, under a lease that expires in 2013, for use as a life insurance operations and service center; and 100,993 square feet in Secaucus, NJ, under a lease that expires in 2018 for use as an annuity operations and service center.  Management believes its facilities are adequate for its present needs in all material respects.

AXA Equitable subleases its office space at 1290 Avenue of the Americas to the New York City Industrial Development Agency (the “IDA”), and sub-subleases that space back from the IDA, in connection with the IDA’s granting of sales tax benefits to AXA Equitable.

Investment Management

AllianceBernstein’s  principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, AllianceBernstein currently leases approximately 1,033,984 square feet of space, within which AllianceBernstein currently occupies 867,275 square feet of space and has sub-let (or is seeking to sub-let) 166,709 square feet of space.  AllianceBernstein also leases approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2019 with options to extend to 2029.  Within AllianceBernstein’s leased space at 135 West 50th Street, AllianceBernstein currently occupies 59,367 square feet of space and has sub-let (or is seeking to sub-let) 252,934 square feet of space.  In addition, AllianceBernstein leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031.  At this location, AllianceBernstein currently occupies 247,099 square feet of space and has sub-let (or is seeking to sub-let) 15,984 square feet of space.  AllianceBernstein also occupies approximately 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029.

2-1

Part I, Item 3.
LEGAL PROCEEDINGS

The matters set forth in Note 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2010 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

REMOVED AND RESERVED

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,
 RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2010, all of AXA Equitable’s common equity was owned by AXA Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is a wholly owned subsidiary of AXA.  Consequently, there is no established public market for AXA Equitable’s common equity.  In 2010, AXA Equitable paid $300 million in shareholder dividends; no dividends were paid in 2009 and 2008.  For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 20 of Notes to Consolidated Financial Statements.

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

2010 OVERVIEW

After a difficult sales environment for life insurance and annuity products in 2009, industry sales figures improved slightly in 2010.  In the life insurance market, total sales grew by 3% in 2010 over 2009.  Industry variable life product sales continued to decline with 2010 sales dropping by 8%, after dropping 49% in 2009.  Industry universal life sales gained 5% from 2009 levels, attributable to growth in products featuring both long-term secondary guarantees as well as non-guaranteed products. Industry whole life sales increased by 18% and remained an attractive offer during the uncertainty in the marketplace.  Industry term insurance sales decreased by 10%, most notably due to price increases and withdrawals in product offerings.

In the annuity market, total sales decreased by 6% in 2010.  While variable annuity industry sales increased by 10% as guaranteed living benefits continue to drive sales, the marketplace continued to be fluid.  Some companies made few changes to their product features, others have reduced benefits and increased charges more significantly, and still others have withdrawn from the variable annuity marketplace.  Fixed annuity sales declined by 25% as some companies lowered their production given the low interest rate environment and concerns of new business capital strain.  The employer sponsored market showed flat growth over 2009.

In 2010, annuities first year premiums by the Company decreased by $1.25 billion from 2009, primarily due to reduced sales of the Accumulator® variable annuity product.  The Company’s sales of life insurance products in 2010 were essentially unchanged from 2009, as lower variable life insurance sales were offset by higher universal life insurance and term insurance sales.  Variable annuity product sales in 2010 were adversely impacted, particularly in the wholesale channel, by marketplace dynamics and changes made in 2009 to revise product features.  Significant steps, however, were taken in implementing management’s strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk.  In 2010, solid progress was made in executing this strategy, as several new and innovative life insurance and annuity products were introduced to the marketplace, which were well received. In 2010, sales of these new and innovative products accounted for a meaningful amount of our total product sales.  For additional information on our products, see “Business – Products”.

In 2010, AllianceBernstein continued to show improvement in average assets under management (“AUM”) and higher gross sales.  Net outflows still present a challenge, mainly in equity services within the Institutions channel, but in general AllianceBernstein’s recovery continues, with a reduction in net outflows of 19.4% from 2009 to 2010.

AllianceBernstein’s total AUM as of December 31, 2010 was $478.0 billion, a decrease of $8.7 billion, or 1.8%, during 2010.  This decrease in AUM was driven by net outflows of $56.2 billion, partly offset by market appreciation of $39.5 billion and an inflow of $8.0 billion in October 2010 from the acquisition of an alternative investments group.  Net outflows occurred in the Value and Growth Equity services and primarily in our Institutions channel, while Fixed Income and Other services experienced modest net inflows.

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

7-1

•
GMIB reinsurance contracts.  GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature.  Under U.S. GAAP, the GMIB reinsurance contracts ceded to affiliated and non-affiliated reinsurers are accounted for as derivatives and are reported at fair value.  Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.  Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile, particularly during periods in which equity markets and/or interest rates change significantly.  This continued to be the case during 2010 as the impact of the significant increase in equity markets and the decrease in long-term interest rates in addition to a change in assumptions during 2010, as described below, resulted in an increase in the fair value of the reinsurance contracts, which was more than offset by the increase in the gross reserves.

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

In 2010, the recovery of the equity markets along with the decrease in long-term interest rates and the change in actuarial assumptions, as described below, contributed to the increase in the fair value of reinsurance contracts, which are accounted for as derivatives, and to lower investment loss from derivative instruments.  These increases to 2010 earnings were only partially offset by the increase in U.S. GAAP reserves during 2010.  For 2009, the consolidated net loss and loss from continuing operations were largely due to the increases in equity and long-term interest rate markets resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves.  The table below shows, for 2010 and 2009, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2010	2009
	(In Millions)

(Increase) decrease in GMDB, GMIB and GWBL reserves,
net of related GMDB reinsurance (1)	$(923)	$533
Increase (decrease) in fair value of GMIB reinsurance contracts (2)	2,350	(2,566)
Income (loss) on free-standing derivatives (3)	(284)	(3,079)
Total	$1,143	$(5,112)

(1)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) increase in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Net investment (loss) income in the consolidated statements of earnings (loss)

Reinsurance ceded – AXA Bermuda.   During fourth quarter 2008, the Company implemented capital management actions to mitigate reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Bermuda.  AXA Bermuda, a captive life reinsurance company established by AXA Financial in 2003, reinsures level premium term insurance and lapse protection riders under universal life insurance policies issued by the Company.  For AXA Equitable, this reinsurance transaction provided statutory capital relief and mitigates the volatility of capital requirements.  In December 2008, AXA Financial increased the capital of AXA Bermuda by $2.8 billion through a contribution of $2.0 billion in cash and approximately $800 million in fair value of AllianceBernstein Units.

AXA Equitable, as well as its affiliates USFL and MLOA, receive statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($5.46 billion) and/or letters of credit ($2.14 billion). AXA Bermuda intends to hold a combination of assets in the trust and/or letters of credit so that AXA Equitable will continue to be permitted to take credit for the reinsurance.

7-2

For further information regarding this transaction, see Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

2010 Assumption Changes.  In 2010, the assumptions for long-term surrender rates for variable annuities with GMDB and GMIB guarantees at certain policy durations were updated based upon emerging experience.  Also reflected in the models which project future claims were refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates.  These changes resulted in a net increase to the GMDB and GMIB reserves, an increase to the GMIB reinsurance asset and lower baseline DAC amortization.  The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings (loss) of approximately $2.1 billion in 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Net earnings attributable to the Company totaled $2.07 billion for 2010, an increase of $4.24 billion from the $2.16 billion net loss attributable to the Company reported in 2009.  The increase of $4.14 billion in the Insurance segment was augmented by $98 million higher earnings in the Investment Management segment.  Net earnings attributable to the noncontrolling interest was $235 million in 2010 as compared to $359 million in 2009; the decrease was principally due to lower AllianceBernstein earnings and the lower noncontrolling interest ownership percentage.  Total enterprise net earnings were $2.31 billion for 2010 as compared to the $1.80 billion of enterprise net loss for 2009.  The 2009 net loss included the post-tax results from discontinued operations, detailed in the following schedule; discontinued operations did not contribute to the 2010 net earnings.  For further information, see Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

2009
(In Millions)

Earnings (Losses) from Discontinued Operations, Net of Income Taxes:
Wind-up Annuities	$(9)
Real estate held-for-sale	12
Total	$3

Gains (Losses) on Disposal of Discontinued Operations,
Net of Income Taxes:
Real estate held-for-sale	$-
Total	$-

The income tax expense totaled $707 million in 2010 as compared to the $1.27 billion of tax benefit in 2009.  The change was primarily due to the change in pre-tax results of the Insurance segment from a loss in 2009 to earnings in 2010, partially offset by the $99 million tax benefit related to the settlement of the tax audits for fiscal years 1997 through 2003 and from a $148 million reduction in accrued Federal and state taxes due to the conversion of a subsidiary, ACMC, Inc., from a corporation to a limited liability company in first quarter 2010.  The tax benefit for 2009 was greater than the expected tax benefit primarily due to non-taxable investment income and the Separate Account dividends received deduction.  The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes in 2010 was $3.01 billion, an increase of $6.09 billion from the $3.08 billion in pre-tax loss in 2009.  The increase principally resulted from the $6.28 billion increase in the Insurance segment, from a loss of $3.67 billion in 2009 to earnings of $2.61 billion in 2010.  The Insurance segment’s pre-tax loss from continuing operations was primarily due to the improvement in net investment income (loss), including lower losses from derivative instruments and an increase rather than a decrease in the fair value of the reinsurance contracts, partially offset by higher policyholders’ benefits and higher DAC amortization.  Partially offsetting this increase was the $188 million decrease in earnings by the Investment Management segment, $400 million in 2010 as compared to $588 million in 2009, as higher investment advisory and services fees and distribution revenues were more than offset by lower investment results, higher distribution plan payments and higher compensation and benefits at AllianceBernstein in 2010 as compared to 2009.  Additionally, in the latter half of 2010, a pre-tax real estate charge of $90 million was recorded as the result of a comprehensive review of real estate requirements in New York in connection with AllianceBernstein’s 2008 workforce reductions.

7-3

Total revenues increased $8.20 billion to $11.44 billion in 2010 from $3.24 billion in 2009 due to revenue increases of $8.17 billion in the Insurance segment and $18 million for the Investment Management segment.  The 2010 increase in the Insurance segment principally resulted from the $4.92 million change in the fair value of reinsurance contracts (an increase of $2.35 billion in 2010 as compared to a $2.57 billion decrease in 2009) and lower net investment loss from derivative instruments ($269 million in 2010 as compared to $3.08 billion in 2009).  The $135 million increase in investment advisory and services fees and the $32 million increase in distribution revenues were partially offset by $147 million decrease in investment income ($2 million in 2010 as compared to $149 million in 2009) and $30 million lower investment gains, resulting in the $18 million increase in the Investment Management segment’s revenues.

Total benefits and other deductions were $8.43 billion in 2010, a $2.11 billion increase as compared to $6.32 billion in 2009, with increases for the Insurance and Investment Management segments of $1.90 billion and $206 million, respectively.  The Insurance segment increase to $5.90 billion was primarily due to higher reserves and benefits paid, higher DAC amortization and lower DAC capitalization.  The increase to $2.56 billion by the Investment Management segment was principally attributed to increases in other operating expenses, distribution plan payments and compensation and benefits, as well as the above mentioned real estate charge in third quarter 2010, at AllianceBernstein.

7-4

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	2010	2009
	(In Millions)

Universal life and investment-type product policy fee income	$3,067	$2,918
Premiums	530	431
Net investment (loss) income:
Investment (loss) income from derivative instruments	(269)	(3,079)
Other investment income	2,212	1,932
Total net investment (loss) income	1,943	(1,147)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(300)	(169)
Portion of loss recognized in other comprehensive income	18	6
Net impairment losses recognized	(282)	(163)
Other investment gains (losses), net	75	164
Total investment gains (losses), net	(207)	1
Commissions, fees and other income	828	700
Increase (decrease) in fair value of reinsurance contracts	2,350	(2,566)
Total revenues	8,511	337

Policyholders’ benefits	3,082	1,298
Interest credited to policyholders’ account balances	950	1,004
Compensation and benefits	546	519
Commissions	1,044	1,033
Amortization of DAC	168	115
Capitalization of DAC	(916)	(975)
Rent expense	61	64
Interest expense	106	106
All other operating costs and expenses	857	838
Total benefits and other deductions	5,898	4,002

Earnings (Loss) from Continuing Operations, Before Income Taxes	$2,613	$(3,665)

In 2010, pre-tax earnings from continuing operations in the Insurance segment totaled $2.61 billion, an increase of $6.28 billion from the $3.67 billion in pre-tax loss in 2009.  This increase principally resulted from the increase in the fair value of reinsurance contracts in 2010 and the lower net investment loss from derivatives, partially offset by higher policyholders’ benefits.

Revenues.  In 2010, segment revenues increased $8.17 billion to $8.51 billion as compared to $337 million in 2009.  Net investment loss from derivatives decreased $2.81 billion from $3.08 billion in 2009 to $269 million in 2010.  There was a $4.92 billion positive change in the fair value of reinsurance contracts (an increase of $2.35 billion in 2010 as compared to the $2.57 billion in 2009).

Policy fee income increased $149 million to $3.07 billion in 2010 as compared to $2.92 billion in the prior year.  This increase resulted from higher fees earned on higher average Separate Account balances due to market appreciation during 2010.

Premiums increased $99 million, $530 million in 2010 as compared to $431 million in 2009, primarily due to a $63 million increase in term life insurance premiums and an $18 million decrease in premiums ceded to AXA Bermuda.

Net investment income totaled $1.94 billion in 2010, an increase of $3.90 billion from the $1.15 billion of net investment loss in 2009.  This improvement was primarily related to the $2.81 billion lower investment loss from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts and interest rate swap, floor and other derivative contracts ($269 million in 2010 as compared to $3.08 billion in 2009) driven by improvements in equity markets offset by the impact of lower interest rates.  In addition, there were increases in investment income of $164 million, $69 million, $34 million and $14 million, respectively, related to other investment income (primarily earnings on Separate Account surplus and income from short-term investments), equity in limited partnerships, fixed maturities and equity real estate.

7-5

In 2010, investment losses totaled $207 million as compared to $1 million of investment gains in 2009.  The $208 million increase primarily resulted from $119 million higher writedowns on General Account fixed maturities ($282 million in 2010 as compared to $163 million in 2009) and $81 million lower of gains on sales of fixed maturity securities ($82 million in 2010 as compared to $164 million in 2009).  The 2010 fixed maturity writedowns included $276 million related to CMBS securities.  The 2009 writedowns on fixed maturities included $51 million, $45 million and $24 million of losses related to CIT Groups, Inc., Northern Rock and CMBS securities, respectively.

Commissions, fees and other income increased $128 million to $828 million in 2010 as compared to $700 million in 2009, principally due to a $115 million increase to a total of $671 million in gross investment management and distribution fees received from EQAT and VIP Trust due to a higher asset base.

There was an increase of $2.35 billion in the fair value of the GMIB reinsurance contracts in 2010 as compared to a $2.57 billion decrease in 2009.  The 2010 increase primarily resulted from updated assumptions related to long term surrender rates, based on emerging experience, and refined assumptions for partial withdrawals and dynamic policyholder surrenders behavior as well as a decrease in interest rates.  The 2009 decrease was primarily driven by the increase in interest rates.

Benefits and Other Deductions.  Total benefits and other deductions for the Insurance segment increased $1.90 billion to $5.90 billion in 2010 as compared to $4.00 billion in 2009.  The increase was principally the result of a $1.78 billion increase in policyholders’ benefits, $59 million lower DAC capitalization expense and the $53 million increase in DAC amortization.

Policyholders’ benefits were $3.08 billion in 2010, a $1.78 billion increase from $1.30 billion in 2009.  The increase was principally due to the $917 million increase in the GMDB/GMIB reserves, as compared to the $315 million decrease in 2009, due to changes in market conditions and interest rates, a $6 million increase in the GWBL reserve as compared to a $218 million decrease in 2009 and a $372 million increase in benefits paid.

Compensation and benefits for the Insurance segment increased to $546 million in 2010 as compared to $519 million in 2009.  The $27 million increase was principally due to a net increase of $38 million in benefit costs and $23 million in stock compensation expense partially offset by lower employee salary expenses in 2010.

In 2010, commission costs increased $11 million to $1.04 billion in 2010 from $1.03 billion in 2009 primarily due to increased sales of term life insurance products offset by lower sales of variable annuity products.

DAC amortization totaled to $168 million in 2010, $53 million higher than $115 million in 2009.  In 2010, the DAC amortization reaction to lower hedging losses due to decreasing interest rates was partially offset by the impact of positive equity market performance.  In 2009, the level of DAC amortization for the Accumulator® products was negative due to reactivity to negative gross profits in 2009 and lower projected future costs of hedging the GMIB feature of the Accumulator® products as higher interest rates reduced the projected hedge levels, though partially offset by updated surrender assumptions for variable life products to reflect emerging deterioration in persistency.  In both years, the derivative losses were not fully offset by changes in GMDB and GMIB reserves.  For non-Accumulator® products, in both years DAC amortization was positive.

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

7-6

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

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach,. a commonly used industry practice.  This future return approach influences the fees earned, costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, as well as other sources of profit.  This applies to variable life policies to a lesser degree.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned and decrease the costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

 In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  As of December 31, 2010, the average gross short-term and long-term annual return estimate is 9% (6.72% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15% (12.72% net of product weighted average Separate Account fees) and 0.0% ((-2.28%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of December 31, 2010, current projections of future average gross market returns assume a 0.0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after eleven quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $(445) million net decrease in DAC amortization due primarily to a projected decrease in the fair values of derivatives used to hedge certain risks related to these products, and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $195 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

7-7

Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread.

DAC capitalization decreased $59 million to $916 million in 2010 from $975 million in 2009 principally due to the $51 million lower first year commissions and an $8 million decrease in deferrable operating expenses due to lower sales of variable annuities.

All other operating costs and expenses totaled $857 million in 2010, an increase of $19 million from the $838 million reported in 2009.  The 2010 increase was primarily due to a $44 million decrease in the amortization of the reinsurance cost during 2010 ($274 million as compared to $318 million in 2009 related to the reinsurance transaction with AXA Bermuda) partially offset by increases in lease and software expenses of $23 million and $10 million, respectively.

Premiums and Deposits.  The market for annuity and life insurance products of the types issued by the Insurance Group continues to be dynamic as the global economy and capital markets slowly recover from the period of significant stress experienced in recent years.  Among other things:

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

Changes to certain of AXA Equitable’s insurance product features, which were made primarily in 2009, including e.g., guarantee features, pricing and/or Seperate Account investment options, impacted the sales of certain annuity and life insurance products offered by AXA Equitable in 2010, particularly in the wholesale channel, and may continue to adversely affect overall sales of AXA Equitable’s annuity and life insurance products. AXA Equitable continues to review and modify its existing product offerings and introduced several new products in 2010 with a view towards increasing the diversification in its product portfolio and driving profitable growth while managing risk.

Total premiums and deposits for life insurance and annuity products in 2010 were $10.18 billion, a decrease of $722 million from prior year’s level of $10.90 billion, as total first year premiums and deposits decreased $1.23 billion to $4.89 billion from $6.12 billion.  First year premiums and deposits for annuity products decreased by $1.25 billion to $4.47 billion in 2010 from $5.72 billion in 2009 with lower first year sales of $1.17 billion and $84 million in the wholesale and retail channels, respectively. In both 2010 and 2009, sales of variable annuities in the wholesale channel were adversely impacted by marketplace dynamics and actions taken by management, primarily in 2009, to revise product features. Management has made meaningful progress in the strategy of developing a diverse and innovative product portfolio and believes that the Insurance Group’s portfolio of products position it well to compete in the annuity marketplace.  First year premiums and deposits for the life products increased $13 million to $409 million from $396 million primarily due to $44 million and $5 million higher sales of interest sensitive and traditional life products were offset by $37 million lower sales of the variable life insurance product line.

Surrenders and Withdrawals.  Surrenders and withdrawals increased $669 million to $6.79 billion during 2010 compared to $6.12 billion in 2009.  There was a $616 million increase in individual annuities surrenders and withdrawals.  Overall, the annualized annuities surrender rate decreased to 6.4% in 2010 from 6.5% in 2009.  In 2010, variable and interest-sensitive life insurance surrenders and withdrawals increased by $80 million to $885 million from $805 million while traditional life surrenders and withdrawals were $261 million, $28 million lower than the $289 million in 2009.  The individual life surrender rates increased to 4.4% in 2010 from 4.3% in 2009.  In 2010, expectations of long-term surrender rates in variable annuities with GMDB and GMIB features were lowered at certain policy durations based on emerging experience.  If current lower rates continue, the expected claim costs from minimum guarantees will increase, partially offset by policy fee income.

7-8

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations.

Investment Management - Results of Operations

	2010	2009
	(In Millions)

Revenues:
Investment advisory and services fees (1)	$2,052	$1,920
Distribution revenues	339	277
Bernstein research services	431	435
Other revenues	112	107
Commissions, fees and other income	2,934	2,739

Investment income (losses)	6	153
Less: interest expense to finance trading activities	(4)	(4)
Net investment income (losses)	2	149

Investment gains, net	23	53
Total revenues	2,959	2,941

Expenses:
Compensation and benefits	1,407	1,340
Distribution plan payments	287	234
Amortization of deferred sales commissions	47	55
Interest expense	-	1
Rent expense	183	194
Amortization of other intangible assets, net	23	24
Other operating costs and expenses	612	505
Total expenses	2,559	2,353

Earnings from Continuing Operations before
Income Taxes	$400	$588

(1)	Included fees earned by AllianceBernstein totaling $30 million and $28 million in 2010 and 2009, respectively, for services provided to the Insurance Group.

Revenues.  The Investment Management segment’s pre-tax earnings from continuing operations for 2010 were $400 million, a decrease of $188 million from $588 million the prior year.  Revenues totaled $2.96 billion in 2010, an increase of $18 million from $2.94 billion in 2009, as the $132 million increase in investment advisory and services fees and $62 million higher distribution revenues were partially offset by a $177 million decrease in investment results.  Investment advisory and services fees include base fees and performance fees.  The 2010 increase in investment advisory and services fees primarily resulted from a $141 million increase in base fees offset by a $9 million decrease in performance fees, from $30 million in 2009 to $21 million in 2010.  The distribution revenue increase was related to higher Retail average AUM.  The Bernstein research revenues decrease was driven by  lower equity market transaction volumes in the U.S. partially offset by higher aggregate value of securities traded in Europe .  Net investment income (losses) consisted principally of dividend and interest income, offset by interest expense related to customer accounts and collateral received for securities loaned, and realized and unrealized (losses) gains on investments related to deferred compensation plan obligations and other investments.  The $147 million decrease in net investment income to $2 million in 2010 was primarily due to decline in realized and unrealized gains on trading account securities related to deferred compensation plan obligations ($27 million in 2010 as compared to $121 million in 2009).  In addition, there was a $29 million equity loss from joint ventures in 2010 as compared to $6 million in income in 2009 and a $14 million loss from various derivative instruments used to economically hedge AllianceBernstein’s seed money investments, certain cash accruals and foreign investment advisory fees.  The $30 million decline from $53 million in investment gains, net in 2009 to $23 million in 2010 resulted from lower gains on sales of investments.

7-9

Expenses.  The segment’s total expenses were $2.56 billion in 2010, compared to $2.35 billion in 2009, an increase of $206 million principally due to the $107 million, $53 million and $67 million increases in other operating costs and expenses, distribution plan payments and compensation and benefits, respectively.  The increase in AllianceBernstein employee compensation and benefits in 2010 as compared to 2009 was due to increases in incentive compensation and commission expense partially offset by lower base compensation.  The $12 million decrease in base compensation, fringe benefits and other employment costs was primarily due to lower severance and salaries offset by higher recruitment costs.  Incentive compensation increased $31 million in 2010 due to higher cash compensation.  Commission expense increased $5 million in 2010 primarily due to higher retail sales volume.  The distribution plan payments increased $53 million to $287 million in 2010, which is generally in line with the increase in distribution revenues.  The increase of $107 million in other operating costs and expenses was primarily a result of the real estate charge in third quarter 2010.

ASSETS UNDER MANAGEMENT

A breakdown of the Company’s AUM follows:

Assets Under Management
	December 31,
	2010	2009
	(In Millions)

Third party(1)(3)	$417,583	$427,028
General Account and other(2)	50,320	51,383
Insurance Group Separate Accounts	92,014	84,054
Total Assets Under Management	$559,917	$562,465

(1)
Included $45.83 billion and $40.02 billion of assets managed on behalf of AXA affiliates at December 31, 2010 and 2009, respectively.  Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)
Included invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $10.0 billion and $13.4 billion at December 31, 2010 and 2009, respectively, as well as mortgages and equity real estate totaling $4.0 billion and $4.07 billion at December 31, 2010 and 2009, respectively.

(3)
Previously reported third party AUM in 2009 was adjusted by removing the assets of an affiliated account for which AllianceBernstein serves in an advisory capacity and does not have discretionary trading authority.

Third party AUM decreased $9.45 billion to $417.58 billion in 2010 from $427.03 billion in 2009 primarily due to decreases at AllianceBernstein.  General Account and other AUM decreased $1.06 billion from the total reported in 2009 primarily due to market appreciation and net inflows.  The $7.96 billion increase in Insurance Group Separate Accounts AUM in 2010 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at December 31, 2010 totaled $478.0 billion as compared to $486.7 billion at December 31, 2009 as market appreciation of $39.5 billion was more than offset by net outflows of $56.2 billion.  The gross inflows of $19.2 billion, $33.2 billion and $7.6 billion in Institutional Investment, Retail and Private Client channels, respectively, partially offset the outflows of $66.1 billion, $40.6 billion and $9.5 billion, respectively.  At December 31, 2010, non-US clients accounted for 35% of the total AUM.

7-10

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable

Liquidity Requirements.  AXA Equitable’s liquidity requirements principally relate to the liabilities associated with its various life insurance, annuity and group pension products; the active management of various economic hedging programs; shareholder dividends to AXA Financial; and operating expenses, including debt service.  AXA Equitable’s liabilities include, among other things, the payment of benefits under life insurance, annuity and group pension products, as well as cash payments in connection with policy surrenders, withdrawals and loans.

The Company’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Insurance,” as well as by cash settlements of its derivative hedging programs, debt service requirements and dividends to its shareholder.  AXA Equitable paid $300 million in dividends to its parent in 2010; no shareholder dividends were paid in 2009.

Sources of Liquidity.  The principal sources of AXA Equitable’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third parties and affiliates and dividends and distributions from subsidiaries.

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements.  At December 31, 2010, this asset pool included an aggregate of $1.41 billion in highly liquid short-term investments, as compared to $1.04 billion at December 31, 2009.  In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.

Other liquidity sources include dividends and distributions from AllianceBernstein.  In 2010, the Company received cash distributions from AllianceBernstein and AllianceBernstein Holding of $178 million as compared to $172 million in 2009.

Borrowings and Loans.  On June 17, 2009, AXA Equitable sold the AXA Equitable Property valued at $1.10 billion to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8% ten year term mortgage notes on the property.  The $440 million excess of the AXA Equitable Property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

On September 23, 2008, AXA Equitable repaid its $350 million short-term debt, $102 million of which was included in Wind-up Annuities discontinued operations.  At December 31, 2010, AXA Equitable had no short-term debt outstanding.

Since July 2008, AXA Equitable has been a member of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement ($13 million for AXA Equitable).  The credit facility provided by FHLBNY supplements other liquidity sources and provides a diverse and reliable source of funds.  Any borrowings from the FHLBNY require the purchase of FHLBNY activity-based stock equal to 4.5% of the borrowings.  AXA Equitable’s borrowing capacity with FHLBNY is $1.00 billion.  As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2010, there were no outstanding borrowings from FHLBNY.

In fourth quarter 2008, AXA Equitable issued $1.00 billion in surplus notes to AXA Financial.  The payment of interest and principal on these notes requires the approval of the NYID.  For additional information, see the discussion of AXA Financial’s 2008 Borrowings and Loans earlier in this Liquidity section.

7-11

Off Balance Sheet Transactions

At December 31, 2010 and 2009, the Insurance Group was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10, 18 and 19 of Notes to Consolidated Financial Statements.

Guarantees and Other Commitments

The Insurance Group had approximately $59 million of undrawn letters of credit related to reinsurance as well as $497 million and $178 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2010.

Statutory Regulation, Capital and Dividends

Each of the members of the Insurance Group is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy.  The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets.  At December 31, 2010, the total adjusted capital of each of the members of the Insurance Group was in excess of its respective regulatory capital requirements and management believes that the members of the Insurance Group have (or have the ability to meet) the necessary capital resources to support their business.  For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors”.

Members of the Insurance Group monitor their respective regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets.  Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the reserve requirements and capital needed to support the variable annuity guarantee business.  While future capital requirements will depend on future market conditions, management believes that the Insurance Group will continue to have the ability to meet the capital requirements necessary to support its business.  For additional information, see “Item 1A – Risk Factors”.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial.  Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would permit AXA Equitable to pay shareholder dividends not greater than $380 million during 2011.  Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.

For 2010, 2009 and 2008, respectively, AXA Equitable’s statutory net income (loss) totaled $(510) million, $1.78 billion and $(1.08) billion.  Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.23 billion and $3.84 billion at December 31, 2010 and 2009, respectively.

AllianceBernstein

AllianceBernstein’s primary sources of liquidity have been cash flows from operations, the issuance of commercial paper and proceeds from sales of investments.  AllianceBernstein requires financial resources to fund distributions to its General Partner and Unitholders, capital expenditures, repayments of commercial paper and purchases of Holding Units to fund deferred compensation plans.

Debt and Credit Facilities

At December 31, 2010 and 2009, AllianceBernstein had $225 million and $249 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.2%, respectively.  The fair value of commercial paper and amounts outstanding under the revolving credit facility are short-term in nature, and as such, recorded value is estimated to approximate fair value.  Average daily borrowings of commercial paper during 2010 and 2009 were $104 million and $147 million, respectively, with weighted average interest rates of approximately 0.2% and 0.5%, respectively.

7-12

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower.

The 2010 AB Credit Facility replaced AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.0 billion committed, unsecured revolving credit facility in the name of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 Credit Facility.  AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 AB Credit Facility.

The 2010 AB Credit Facility will be available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program.  Both AllianceBernstein and SCB LLC can draw directly under the 2010 AB Credit Facility; management expects to draw on the 2010 AB Credit Facility from time to time.

The 2010 AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio.  The 2010 AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2010 AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

The 2010 AB Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders.  Amounts under the 2010 AB Credit Facility may be borrowed, repaid and re-borrowed by either company from time to time until the maturity of the facility.  Voluntary prepayments and commitment reductions requested by AllianceBernstein are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement.  Borrowings under the 2010 AB Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: LIBOR; a floating base rate; or the Federal Funds rate.

As of December 31, 2010 and 2009, no amounts were outstanding under the 2010 AB Credit Facility or the previous revolving credit facilities, respectively.  Average daily borrowings under the revolving credit facility outstanding during 2010 and 2009 were $66 million and $65 million, respectively, with weighted average interest rates of approximately 0.3% for both years.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $125 million while three lines have no stated limit.

AllianceBernstein’s financial condition and access to public and private debt markets should provide adequate liquidity for its general business needs.  Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide AllianceBernstein with the resources necessary to meet its financial obligations.    For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2010.

Other AllianceBernstein Transactions

In 2009, AllianceBernstein awarded 9.8 million restricted Holding units in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  The restricted Holding units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years.

7-13

In 2010, AllianceBernstein purchased 7.4 million Holding units in open-market transactions for $195 million and 1.4 million units for $31 million related to employee tax withholding purchases.  During 2010, AllianceBernstein granted 13.1 million restricted Holding units to employees.  To fund these awards, AB Holding issued 3.2 million Holding units and AllianceBernstein released 9.9 million of the repurchased Holding units from the consolidated rabbi trust, leaving approximately 30,000 unallocated Holding units in the trust at December 31, 2010.  The 2010 purchases and issuance of Holding units resulted in a $23 million decrease in Capital in excess of par value with a corresponding increase in Noncontrolling interest as reported in the consolidated balance sheets.  AllianceBernstein intends to continue to make open-market purchases of Holding units from time to time to help fund anticipated obligations under its incentive compensation award programs.

Off-Balance Sheet Arrangements

AllianceBernstein has no off-balance sheet arrangements other than the guarantees that are discussed below.

Guarantees

In February 2002, AllianceBernstein signed a $125 million agreement with a commercial bank, under which it guaranteed certain obligations in the ordinary course of business of SCBL.  In the event SCBL is unable to meet its obligations in full when due, AllianceBernstein will pay the obligations within three days of being notified of SCBL’s failure to pay.  This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL.

AllianceBernstein also has three smaller guarantees totaling approximately $12 million, under which it guaranteed certain obligations in the ordinary course of business of three foreign subsidiaries.

AllianceBernstein has not been required to perform under any of the above agreements and currently has no liability in connection with these agreements.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates:

•
At December 31, 2010, AXA Equitable had outstanding $650 million of 5.40% senior unsecured notes issued by AXA affiliates and a $400 million 8% mortgage note from a non-insurance subsidiary of AXA Financial.

•
AllianceBernstein provides investment management and related services to AXA, AXA Financial and AXA Equitable and certain of their subsidiaries and affiliates.  AllianceBernstein and AXA Asia Pacific Holdings, Limited, an AXA affiliate, owns an investment management company and recognized management fees of $37 million, $41 million and $68 million in 2010, 2009 and 2008, respectively, of which approximately $13 million, $14 million and $20 million, respectively, were from AXA affiliates and $4 million, $4 million and $10 million, respectively, were attributed to noncontrolling interest.

•
AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements.  Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $55 million, $48 million and $45 million in 2010, 2009 and 2008, respectively.  Payments by AXA and AXA affiliates to the Company under such agreements totaled approximately $22 million, $18 million and $28 million in 2010, 2009 and 2008, respectively.  Included in the payments by AXA and AXA affiliates to the Company were $8 million, $8 million and $13 million from AXA Tech for 2010, 2009 and 2008, respectively.  AXA Equitable provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $105 million, $107 million and $118 million for 2010, 2009 and 2008, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

See Notes 11 and 18 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2010 for information on related party transactions.

7-14

A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:

Contractual Obligations – December 31, 2010

		Payments Due by Period
		Less than			Over
	Total	1 year	1 – 3 years	4 – 5 years	5 years
	(In Millions)
Contractual obligations:
Policyholders liabilities -
policyholders’ account
balances, future policy
benefits and other
policyholders liabilities (1)	$95,550	$2,297	$4,759	$5,427	$83,067
Long-term debt	200	-	-	200	-
Interest on long-term debt	77	15	31	31	-
Loans from affiliates	1,325	-	-	-	1,325
Interest on loans from affiliates	1,056	91	181	181	603
Operating leases	2,983	225	469	456	1,833
Funding commitments	36	11	14	11	-
Employee benefits	1,922	190	397	392	943

Total Contractual
Obligations	$103,149	$2,829	$5,851	$6,698	$87,771

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

Unrecognized tax benefits of $525 million including $5 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During July 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $40 million in a venture capital fund over a six-year period.  At December 31, 2010, AllianceBernstein had funded $7 million of this commitment.  In January 2011, AllianceBernstein received a capital call of $1 million.  Also during July 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program.  As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage.  As of December 31, 2010, AllianceBernstein funded $17 million of this commitment.

At year-end 2010, AllianceBernstein had a $315 million accrual for compensation and benefits, of which $175 million is expected to be paid in 2011, $78 million in 2012-2013, $33 million in 2014-2015 and the rest thereafter.  Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $17 million in each of the next four years.  AllianceBernstein currently estimate it will make a contribution of $7 million to its qualified pension plan during 2011.

7-15

In addition, the Company has obligations under contingent commitments at December 31, 2010, including: AllianceBernstein’s revolving credit facility and commercial paper program; the Insurance Group’s $59 million undrawn letters of credit; AllianceBernstein’s $125 million guarantee on behalf of SCB LLC; as well as the Company’s $497 million and $178 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively.  Information on these contingent commitments can be found in Notes 10, 18 and 19 of Notes to Consolidated Financial Statements.

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

7-16

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

7-17

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

Investments with Interest Rate Risk – Fair Value.  Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 83.5% of the carrying value of General Account Investment Assets at December 31, 2010.  As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk.  The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2010 and 2009 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	+100 Base	Fair	+100 Basis
	Value	Point Change	Value	Point Change
Insurance Group:		(In Millions)
Fixed maturities:
Fixed rate	$29,475	$28,086	$27,955	$26,719
Floating rate	405	399	234	233
Mortgage loans	4,080	3,946	3,946	3,791

A 100 basis point increase in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

Investments with Equity Price Risk – Fair Value.  The investment portfolios also have direct holdings of public and private equity securities.  The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009:

7A-1

Equity Price Risk Exposure

	December 31, 2010		December 31, 2009
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)
Insurance Group	$49	$44	$67	$60

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

Liabilities with Interest Rate Risk – Fair Value.  At years end 2010 and 2009, respectively, the aggregate carrying values of policyholders’ liabilities were $43.62 billion and $41.83 billion, approximately $39.80 billion and $38.83 billion of which liabilities are reactive to interest rate fluctuations.  The aggregate fair value of such liabilities at years end 2010 and 2009 were $45.94 billion and $43.35 billion, respectively.  The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $5.11 billion and $3.66 billion, respectively.  While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

Derivatives and Interest Rate and Equity Risks – Fair Value.  The Insurance Group primarily uses derivatives for asset/liability risk management, to reduce the Insurance Group’s exposure to equity market decline and interest rate fluctuations and for hedging individual securities.  In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap, swaption and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products.  As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt and open exchange-traded options to mitigate the adverse effects of equity market declines on the Insurance Group’s statutory reserves.  In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap, swaption and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products.  To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied.  Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates.  In addition, beginning in 2008, the Company executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both the pledging and accepting of collateral either in the form of cash or high-quality Treasury or government agency securities.

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

7A-2

At years end 2010 and 2009, the net fair values of the Insurance Group’s derivatives were $542 million and $169 million, respectively.  The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value.  These exposures will change as a result of ongoing portfolio and risk management activities.

Insurance Group - Derivative Financial Instruments

			Interest Rate Sensitivity
		Weighted
		Average	Balance After		Balance After
	Notional	Term	-100 Basis	Fair	+100 Basis
	Amount	(Years)	Point Change	Value	Point Change
	(In Millions, Except for Weighted Average Term)
December 31, 2010
Floors	$9,000	4.0	$453	$326	$241
Swaps	5,352	8.6	437	68	(266)
Futures	5,151	.2	290	-	(256)
Swaptions	4,479	5.0	427	171	65
Total	$23,982		$1,607	$565	$(216)

December 31, 2009
Floors	$15,000	2.65	$428	$300	$214
Swaps	2,100	6.91	274	61	(132)
Futures	3,791	.22	306	-	(282)
Swaptions	1,200	9.53	88	45	23
Total	$22,091		$1,096	$406	$(177)

			Equity Sensitivity
				Balance After
			Fair	-10% Equity
			Value	Price Shift

December 31, 2010
Futures	$3,772	.2	$-	$327
Swaps	734	.9	(27)	46
Options	1,070	3.0	4	3
Total	$5,576		$(23)	$376

December 31, 2009
Futures	$3,399	.22	$-	$308
Swaps	801	.13	(18)	66
Options	11,650	.28	(219)	(128)
Total	$15,850		$(237)	$246

In addition to the freestanding derivatives discussed above, the Insurance Group has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts.  These reinsurance contracts are considered derivatives under the guidance derivatives and hedging and were reported at their fair values of $4.61 billion and $2.26 billion at December 31, 2010 and 2009, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009, respectively, would increase the balances of these reinsurance contracts to $5.36 billion and $2.53 billion.  Also, the GWBL feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value of $38 million and $55 million at December 31, 2010 and 2009, respectively.  The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009, respectively, would be to increase the liability balance to $70 million and $87 million.

7A-3

At the end of 2010 and of 2009, the aggregate fair value of long-term debt issued by AXA Equitable were $228 million and $226 million, respectively.  The table below shows the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at the end of 2010 and of 2009.

Interest Rate Risk Exposure

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	-100 Basis	Fair	-100 Basis
	Value	Point Change	Value	Point Change
(In Millions)
Continuing Operations:
Fixed rate	$228	$238	$226	$237

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

Investments with Interest Rate Risk – Fair Value.  The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing at December 31, 2010 and 2009:

Interest Rate Risk Exposure

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	+100 Basis Point	Fair	+100 Basis Point
	Value	Change	Value	Change
		(In Millions)
Fixed Income Investments:
Trading	$208	$198	$126	$120
Available-for-sale and other
investments	7	6	-	-

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

7A-4

Investments with Equity Price Risk – Fair Value.  AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds.  The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2010 and 2009:

Equity Price Risk Exposure

	December 31, 2010		December 31, 2009
		Balance After		Balance After
	Fair	-10% equity Price	Fair	-10% equity Price
	Value	Change	Value	Change
Equity Investments:		(In Millions)

Trading	$297	$268	$359	$323
Available-for-sale and other
investments	244	220	283	255

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

For further information on AllianceBernstein’s market risk, see AllianceBernstein and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2010.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA EQUITABLE LIFE INSURANCE COMPANY

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company

In our opinion, based on our audits, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), of equity, of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of AXA Equitable’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Equitable changed its methods of accounting for noncontrolling interests in consolidated financial statements on January 1, 2009 and for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2011

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$29,057	$27,470
Mortgage loans on real estate	3,571	3,555
Equity real estate, held for the production of income	140	98
Policy loans	3,581	3,617
Other equity investments	1,618	1,562
Trading securities	506	485
Other invested assets	1,413	1,483
Total investments	39,886	38,270
Cash and cash equivalents	2,155	1,792
Cash and securities segregated, at fair value	1,110	986
Broker-dealer related receivables	1,389	1,088
Deferred policy acquisition costs	8,383	7,745
Goodwill and other intangible assets, net	3,702	3,676
Amounts due from reinsurers	3,252	3,028
Loans to affiliates	1,045	1,048
Other assets	10,220	8,255
Separate Accounts’ assets	92,014	84,016

Total Assets	$163,156	$149,904

LIABILITIES
Policyholders’ account balances	$24,654	$24,107
Future policy benefits and other policyholders liabilities	18,965	17,727
Broker-dealer related payables	369	279
Customers related payables	1,770	1,431
Amounts due to reinsurers	75	81
Short-term and long-term debt	425	449
Loans from affiliates	1,325	1,325
Income taxes payable	4,315	3,357
Other liabilities	3,075	3,002
Separate Accounts’ liabilities	92,014	84,016
Total liabilities	146,987	135,774

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 18 and 19)

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,593	5,583
Retained earnings	8,085	6,312
Accumulated other comprehensive income (loss)	(629)	(1,036)
Total AXA Equitable’s equity	13,051	10,861
Noncontrolling interest	3,118	3,269
Total equity	16,169	14,130

Total Liabilities and Equity	$163,156	$149,904

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

REVENUES
Universal life and investment-type product
policy fee income	$3,067	$2,918	$2,952
Premiums	530	431	759
Net investment income (loss):
Investment income (loss) from derivative instruments	(284)	(3,079)	7,302
Other investment income	2,260	2,099	1,752
Total net investment income (loss)	1,976	(980)	9,054
Investment gains (losses), net:
Total other-than-temporary impairment losses	(300)	(169)	(286)
Portion of loss recognized in other comprehensive income (loss)	18	6	-
Net impairment losses recognized	(282)	(163)	(286)
Other investment gains (losses), net	98	217	(53)
Total investment gains (losses), net	(184)	54	(339)
Commissions, fees and other income	3,702	3,385	4,549
Increase (decrease) in fair value of reinsurance contracts	2,350	(2,566)	1,567
Total revenues	11,441	3,242	18,542

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,082	1,298	4,702
Interest credited to policyholders’ account balances	950	1,004	1,065
Compensation and benefits	1,953	1,859	1,990
Commissions	1,044	1,033	1,437
Distribution related payments	287	234	308
Amortization of deferred sales commissions	47	55	79
Interest expense	106	107	52
Amortization of deferred policy acquisition costs	168	115	3,485
Capitalization of deferred policy acquisition costs	(916)	(975)	(1,394)
Rent expense	244	258	247
Amortization of other intangible assets	23	24	24
Other operating costs and expenses	1,438	1,309	1,161
Total benefits and other deductions	8,426	6,321	13,156

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(CONTINUED)

	2010	2009	2008
	(In Millions)

Earnings (loss) from continuing operations, before income taxes	$3,015	$(3,079)	$5,386
Income tax (expense) benefit	(707)	1,272	(1,691)

Earnings (loss) from continuing operations, net of income taxes	2,308	(1,807)	3,695
Earnings (loss) from discontinued operations, net of income taxes	-	3	(5)
Gains (losses) on disposal of discontinued operations, net of income taxes	-	-	6

Net earnings (loss)	2,308	(1,804)	3,696
Less: net earnings (loss) attributable to noncontrolling interest	(235)	(359)	(470)

Net Earnings (Loss) Attributable to AXA Equitable	$2,073	$(2,163)	$3,226

Amounts attributable to AXA Equitable:
Earnings (loss) earnings from continuing operations, net of income taxes	$2,073	$(2,166)	$3,225
Earnings (loss) from discontinued operations, net of income taxes	-	3	(5)
Gains (losses) on disposal of discontinued operations, net of income taxes	-	-	6
Net Earnings (Loss)	$2,073	$(2,163)	$3,226

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)
EQUITY
AXA Equitable’s equity:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	5,583	5,184	5,265
Sale of AllianceBernstein Units to noncontrolling interest	-	(54)	-
Changes in capital in excess of par value	10	453	(81)
Capital in excess of par value, end of year	5,593	5,583	5,184

Retained earnings, beginning of year	6,312	8,413	5,187
Net earnings (loss) attributable to AXA Equitable	2,073	(2,163)	3,226
Stockholder dividends	(300)	-	-
Impact of implementing new accounting guidance, net of taxes	-	62	-
Retained earnings, end of year	8,085	6,312	8,413

Accumulated other comprehensive income (loss), beginning of year	(1,036)	(2,236)	(268)
Impact of implementing new accounting guidance, net of taxes	-	(62)	-
Other comprehensive income (loss) attributable to AXA Equitable	407	1,262	(1,968)
Accumulated other comprehensive income (loss), end of year	(629)	(1,036)	(2,236)

AXA Equitable’s equity, end of year	13,051	10,861	11,363

Noncontrolling interest, beginning of year	3,269	2,897	2,479
Net earnings (loss) attributable to noncontrolling interest	235	359	470
Other comprehensive income (loss) attributable to noncontrolling interest	(7)	66	(70)
Purchase of AllianceBernstein Units by noncontrolling interest	5	-	8
Repurchase of AllianceBernstein Holding units	(148)	-	-
Purchase of AB Put	-	135	496
Dividends paid to noncontrolling interest	(357)	(320)	(563)
Capital contributions	-	-	13
Other changes in noncontrolling interest	121	132	64

Noncontrolling interest, end of year	3,118	3,269	2,897

Total Equity, End of Year	$16,169	$14,130	$14,260

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$2,308	$(1,804)	$3,696

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	440	1,331	(1,445)
Defined benefit plans:
Net gain (loss) arising during year	(121)	(65)	(620)
Prior service cost arising during year	-	-	-
Less: reclassification adjustment for:
Amortization of net (gains) losses included in net periodic cost	82	65	31
Amortization of net prior service credit included in net periodic cost	(1)	(3)	(4)
Amortization of net transition asset	-	-	-
Other comprehensive income (loss) - defined benefit plans	(40)	(3)	(593)

Total other comprehensive income (loss), net of income taxes	400	1,328	(2,038)

Comprehensive income (loss)	2,708	(476)	1,658

Less: Comprehensive (income) loss attributable to noncontrolling interest	(228)	(425)	(400)

Comprehensive Income (Loss) Attributable to AXA Equitable	$2,480	$(901)	$1,258

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)

Net earnings (loss)	$2,308	$(1,804)	$3,696
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	950	1,004	1,065
Universal life and investment-type product policy fee income	(3,067)	(2,918)	(2,952)
Net change in broker-dealer and customer related receivables/payables	125	(1,353)	619
(Income) loss related to derivative instruments	284	3,079	(7,302)
Change in reinsurance recoverable with affiliate	(233)	1,486	(6,352)
Investment (gains) losses, net	184	(54)	339
Change in segregated cash and securities, net	(124)	1,587	(203)
Change in deferred policy acquisition costs	(747)	(860)	2,091
Change in future policy benefits	1,136	(755)	2,398
Change in income taxes payable	720	(1,223)	1,135
Contribution to pension plans	(202)	(32)	(36)
Real Estate asset write-off charge	26	3	-
Change in fair value of contracts	(2,350)	2,566	(1,567)
Amortization of deferred compensation	178	88	75
Amortization of deferred sales commissions	47	55	79
Amortization of reinsurance cost	274	318	11
Other depreciation and amortization	161	156	140
Amortization of other intangible	23	24	24
(Gains) losses on disposal of discontinued operations	-	-	(6)
Other, net	313	50	(161)

Net cash provided by (used in) operating activities	6	1,417	(6,907)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,753	2,058	1,728
Sales of investments	3,398	6,737	796
Sale of AXA Equitable Life and Annuity	-	-	61
Purchases of investments	(7,068)	(8,995)	(2,107)
Cash settlements related to derivative instruments	(651)	(2,564)	5,337
Change in short-term investments	(53)	140	29
Decrease in loans to affiliates	3	1	-
Increase in loans to affiliates	-	(250)	-
Change in capitalized software, leasehold improvements and EDP equipment	(62)	(120)	(163)
Other, net	(25)	9	155

Net cash provided by (used in) investing activities	(1,705)	(2,984)	5,836

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(CONTINUED)

	2010	2009	2008
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,187	$3,395	$4,385
Withdrawals and transfers to Separate Accounts	(483)	(2,161)	(2,603)
Change in short-term financings	(24)	(36)	(498)
Change in collateralized pledged liabilities	(270)	126	569
Change in collateralized pledged assets	533	(632)	-
Proceeds from loans from affiliates	-	-	1,000
Capital contribution	-	439	-
Shareholder dividends paid	(300)	-	-
Repurchase of AllianceBernstein Holding units	(235)	-	-
Distribution to noncontrolling interest in consolidated subsidiaries	(357)	(320)	(563)
Other, net	11	145	11

Net cash provided by (used in) financing activities	2,062	956	2,301

Change in cash and cash equivalents	363	(611)	1,230
Cash and cash equivalents, beginning of year	1,792	2,403	1,173

Cash and Cash Equivalents, End of Year	$2,155	$1,792	$2,403

Supplemental cash flow information:
Interest Paid	$19	$17	$34
Income Taxes (Refunded) Paid	$(27)	$44	$257

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

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

Investment Management

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein L.P., a Delaware limited partnership (together with its consolidated subsidiaries “AllianceBernstein”).  AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients.  Its principal services include: (a) institutional services, servicing institutional clients including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) retail services, servicing retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide, and other investment vehicles, (c) private client services, servicing private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds, and other investment vehicles, and (d) Bernstein Research Services servicing institutional investors seeking research, portfolio analysis, and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.  Principal subsidiaries of AllianceBernstein include: SCB Inc., formerly known as Sanford C. Bernstein, Inc. (“Bernstein”); Sanford C. Bernstein & Co. LLC (“SCB LLC”); Sanford C. Bernstein Limited (“SCBL”); and SCB Partners, Inc. (“SCB Partners”).  This segment includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

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

On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners at a price of $18.349 per Unit pursuant to the final installment of the buy back agreement (“AB Put”) related to AllianceBernstein’s 2000 acquisition of SCB Inc. (the “Bernstein Acquisition”).  As a result of this transaction, noncontrolling interest subject to redemption rights totaling $135 million were reclassified as noncontrolling interests in first quarter 2009.

On March 30, 2009, AXA Financial Group sold 41.9 million limited partnership interests in Alliance-Bernstein (“AllianceBernstein Units”) to an affiliate of AXA.  As a result of the sale, AXA Financial Group’s economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction.  AXA Equitable’s economic interest remained unchanged at 37.1%.  As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in the Company’s consolidated financial statements.

In 2009, AllianceBernstein awarded 9.8 million restricted AllianceBernstein Holding L.P. (“AB Holding”) units (“Holding units”) in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements.  The restricted Holding units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years.  As a result, AXA Financial Group’s and the Company’s economic ownership of AllianceBernstein decreased to 44.8% and 35.9%, respectively.  In 2009, as a result of the issuance of these restricted Holding units, AXA Financial Group and the Company’s Capital in excess of par value decreased by $93 million and $65 million, respectively, net of applicable taxes with respective increases in Noncontrolling interests of $93 million and $65 million.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During 2010, AllianceBernstein purchased 8.8 million Holding units for $226 million, reflecting open-market purchases of 7.4 million Holding units for $195 million and the remainder primarily relating to employee tax withholding purchases. AllianceBernstein intends to continue to engage in open-market purchases of Holding units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 13.1 million restricted Holding unit awards to employees during 2010.  To fund these awards, AB Holding issued 3.2 million Holding units and AllianceBernstein used 9.9 million previously repurchased Holding units held in the consolidated rabbi trust.  There were approximately 30,000 unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2010. The purchase of Holding units and issuance of Holding units resulted in a decrease of $19 million in Capital excess of par value with a corresponding $19 million increase in Noncontrolling interest.

At December 31, 2010 and December 31, 2009, the Company’s economic interest in AllianceBernstein was 35.5% and 35.9%, respectively.  At December 31, 2010, and December 31, 2009, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 61.4% and 62.1%.

2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of the Company and its consolidated results of operations and cash flows for the periods presented.

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

At December 31, 2010 and 2009, respectively, the Insurance Group’s General Account held $1 million and $1 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities – Revised.  At December 31, 2010 and 2009, respectively, as reported in the consolidated balance sheet, these investments included $0 million and $0 million of fixed maturities (collateralized debt and loan obligations) and $1 million and $1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value.  These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary.  These variable interests at December 31, 2010 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs.  The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

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

At December 31, 2010, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $25 million in client AUM.  However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities.  AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $100,000 in and prospective investment management fees earned from these entities.

All significant intercompany transactions and balances have been eliminated in consolidation.  The years  “2010,” “2009” and “2008” refer to the years ended December 31, 2010, 2009 and 2008, respectively.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Accounting Changes

In January 2010, the FASB issued new guidance for accounting and reporting for decreases in ownership of a subsidiary.  This guidance clarifies the scope of a decrease in ownership provisions for consolidations and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of consolidation.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued new guidance to eliminate the scope exception for embedded credit derivatives in beneficial interests in securitized financial assets, such as asset-backed securities, credit-linked notes, and collateralized loan and debt obligations, except for those created solely by subordination.  This guidance provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the extent of the embedded credit derivative scope exception.  This guidance was effective for the first interim reporting period beginning after June 15, 2010.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses.  These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans.  Several new terms critical to the application of these disclosures, such as "portfolio segments" and "classes," were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for the purpose of reporting this information.  Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the disclosures about troubled debt restructurings, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010.  Disclosures of reporting period activity or, more specifically, the credit loss allowance rollforward, which are effective in the first interim reporting period beginning after December 15, 2010 have been adopted. Troubled debt restructurings effective date will be determined upon coordination with the guidance for determining what constitutes a troubled debt restructuring.  Currently the new troubled debt restructuring disclosure is anticipated to be effective for the first interim or annual period beginning on or after June 15, 2011.  Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption.  Implementation of the effective guidance did not have a material impact on the Company’s consolidated financial statements.

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

As a result, total equity at December 31, 2008 increased by $2,897 million, representing noncontrolling interest, and total liabilities at December 31, 2008 decreased by $2,897 million as a result of the elimination of minority interest.  Additionally, for the year 2008, earnings (loss) from continuing operations, net of income taxes increased by $470 million and net earnings (loss) attributable to the noncontrolling interest increased by $470 million.

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

•	Contingent consideration will be included in the purchase price consideration on a fair value basis while transaction costs will be expensed as incurred; and
•	Costs expected to be incurred to effect a restructuring plan will be recognized as post-combination expenses.

Beginning second quarter 2009, the Company implemented the new guidance that modified the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  For available-for-sale (“AFS”) debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

The guidance required only the credit loss component of any resulting OTTI to be recognized in earnings (loss), as measured by the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security, while the remainder of the fair value loss is recognized in other comprehensive income (loss) (“OCI”).  In periods subsequent to the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis reduced by the amount of the OTTI recognized in earnings (loss).

As required by the transition provisions of this guidance, at April 1, 2009, a cumulative effect adjustment was calculated for all AFS debt securities held for which an OTTI previously was recognized and for which there was no intention or likely requirement to sell the security before recovery of its amortized cost.  This resulted in an increase to Retained earnings of $62 million at that date with a corresponding decrease to Accumulated other comprehensive income (loss) (“AOCI”) to reclassify the noncredit portion of these previously recognized OTTI amounts.  In addition, at April 1, 2009, the amortized cost basis of the AFS debt securities impacted by the reclassification adjustment was increased by $116 million, equal to the amount of the cumulative effect adjustment, without giving effect to deferred policy acquisition costs (“DAC”) and tax.  The fair value of AFS debt securities at April 1, 2009 was unchanged as a result of the implementation of this guidance.

Earnings (loss) from continuing operations, net of income taxes, and Net earnings (loss) attributable to AXA Equitable for 2010 and 2009 reflected increases of $18 million and $6 million, respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009.  The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment gains (losses) net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings (loss), and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income (loss) for all periods subsequent to implementation of this guidance.  In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Effective April 1, 2009, the Company implemented additional guidance related to fair value measurements and disclosures when the volume and level of market activity for the asset or liability have significantly decreased in relation to normal market activity.  This modification retains the “exit price” objective of fair value measurement and provides specific factors to consider for distinguishing distressed or forced transactions not determinative of fair value from orderly transactions between market participants under prevailing market conditions.  Beginning in fourth quarter 2008, the Company concluded under previous guidance that markets for certain commercial mortgage-backed securities (“CMBS”) were inactive and, consequently, changed its methodology for measuring the fair value of the CMBS to minimize reliance on market trading activity and the pricing of isolated transactions.  Implementation of the revised guidance did not have a material impact on the Company’s consolidated results of operations or financial position.  At December 31, 2010 and 2009, the fair value of the Company’s CMBS portfolio was $1,104 million and $1,490 million, respectively.

On June 12, 2009, the FASB issued new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and required additional disclosures about an entity’s involvement with VIEs.  The guidance removed the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, required a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held.  Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required.  For calendar-year consolidated financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010.  All existing consolidation conclusions were required to be recalculated under this new guidance, resulting in the reassessment of certain VIEs in which AllianceBernstein had a minimal financial ownership interest for potential consolidated presentation in the Company’s consolidated financial statements.  In January 2010, the FASB deferred portions of this guidance as they relate to asset managers.  As such, the Company determined that all entities for which the Company is a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and continue to be assessed for consolidation under the previous guidance for consolidation of VIEs.  Implementation of this guidance did not have a material effect on the Company consolidated financial statements.

Effective December 31, 2009, the Company implemented the FASB’s amended guidance on Employers’ Disclosures about Pension and Other Postretirement Benefits which required additional disclosures about plan assets, including more granular disclosure of asset classes, investment strategies and allocations, and measurements of fair value.

Effective January 1, 2008, the Company implemented new guidance which established a single authoritative definition of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements.  It applies only to fair value measurements that were already required or permitted under U.S. GAAP, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company’s implementation of this guidance at January 1, 2008 required only a remeasurement of the fair value of the Guaranteed Minimum Income Benefits (“GMIB”) reinsurance asset, resulting in an increase in net income of $69 million, related to an increase in the fair value of the GMIB reinsurance asset of $211 million, offset by increased DAC amortization of $105 million and increased Federal income taxes of $37 million.  This increase in the GMIB reinsurance asset’s fair value was due primarily to updates to the capital markets assumptions and risk margins, reflective of market participant assumptions required by the exit value model of this guidance.

On February 12, 2008, the FASB deferred the effective date of the fair value framework for one year for all non-financial assets and non-financial liabilities, including goodwill and other intangible assets, except for those items that are recognized or disclosed at fair value on a recurring basis (at least annually). This deferral delayed the application of this guidance to the Company’s annual impairment testing of goodwill and other intangible assets until December 31, 2009.  The adoption of this guidance did not have a material impact on the methodologies, assumptions, or inputs used by the Company to measure fair value for these impairment assessments.

Effective December 31, 2008, the Company adopted the new guidance for beneficial interests in securitized financial assets.  This guidance conformed the OTTI assessment for interests in securitized financial assets to the model applicable to all other debt securities by permitting reasonable management judgment of the probability to collect all projected cash flows.  Debt securities with amortized cost and fair values of approximately $1,311 million and $931 million, respectively, at December 31, 2010 and $1,631 million and $1,155 million, respectively, at December 31, 2009 were subject to this amendment.  Adoption of this guidance had no impact on the Company’s consolidated results of operations or financial position.

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

An insurance entity would expense as incurred all other costs related to the acquisition of new or renewal insurance contracts. The amendments in the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and can be applied either prospectively or retrospectively. Early application is permitted at the beginning of an entity’s annual reporting period. Management is currently evaluating the impact of adoption, however, management expects the direct and incremental costs that can be deferred under the new guidance are expected to be significantly reduced from what is deferred today.  The new guidance is expected to be adopted as of January 1, 2012, with retrospective adoption being considered.

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

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force.  As of January 1, 2001, the Company has developed an actuarial calculation of the expected timing of the Closed Block’s earnings.

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

Investments

The carrying values of fixed maturities classified as AFS are reported at fair value.  Changes in fair value are reported in comprehensive income.  The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net.  The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, and redeemable preferred stock.  These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

The Company’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for OTTI.  Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover.  This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, and results in identification of specific securities for which OTTI is recognized.

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings (loss) and the remainder of the fair value loss is recognized in OCI.  The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security.  The present value is calculated by discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.  Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries.  These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security.  For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

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

Partnerships, investment companies and joint venture interests that the Company has control of and has a majority economic interest in (that is, greater than 50% of the economic return generated by the entity) or those that meet the requirements for consolidation under accounting guidance for consolidation of VIEs are consolidated.  Those that the Company does not have control of and does not have a majority economic interest in and those that do not meet the VIE requirements for consolidation are reported on the equity basis of accounting and are reported either with equity real estate or other equity investments, as appropriate.  The Company records its interests in certain of these partnerships on a one quarter lag.

Equity securities, which include common stock, and non-redeemable preferred stock classified as AFS securities, are carried at fair value and are included in other equity investments with changes in fair value reported in OCI.

Trading securities, which include equity securities and fixed maturities, are carried at fair value based on quoted market prices, with unrealized gains (losses) reported in Net earnings (loss).

Corporate owned life insurance (“COLI”) is purchased by the Company on the lives of certain key employees; certain subsidiaries of the Company are named as beneficiaries under these policies.  COLI is carried at the cash surrender value of the policies.  At December 31, 2010 and 2009, the carrying value of COLI was $787 million and $720 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

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

Valuation Allowances for Mortgage Loans:

For commercial and agricultural loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms.  Factors that influence management’s judgment in determining allowance for credit losses include the following:

•
Loan-to-value ratio - Derived from current loan balance divided by the fair market value of the property.  An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%.   In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio - Derived from actual net operating income divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy - Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•
Lease expirations - The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio.  In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•
Maturity - Loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues - Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status - current vs. delinquent - A history of delinquent payments may be a cause for concern.

•	Property condition - Significant deferred maintenance observed during Lender’s annual site inspections.

•	Other - Any other factors such as current economic conditions may call into question the performance of the loan.

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

Mortgage loans also are individually evaluated quarterly by the IUS Committee for impairment, including an assessment of related collateral value.  Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages.  Based on its monthly monitoring of mortgages, a class of potential problem mortgages are also identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured.  The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process.  The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process.  A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.  The loan specific portion of the loss allowance is based on AXA Financial Group’s assessment as to ultimate collectability of loan principal and interest.  Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

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

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2010 and 2009, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $0 million for commercial and $3 million and $0 million for agricultural, respectively.

Derivatives

The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefit (“GMDB”), GMIB and guaranteed withdrawal benefit for life (“GWBL”) features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholder account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders account balances would support.  The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions.  For both GMDB, GMIB and GWBL, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

GWBL features and reinsurance contracts covering GMIB exposure are considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the embedded derivatives: the GWBL features are reported in Policyholder’s benefits, and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, in fourth quarter 2008 and continuing into 2009, the Company implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extends into 2011.  During 2010, the Company had in place an anticipatory hedge program to protect against declining interest rates with respect to projected variable annuity sales.  Also during 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.  Beginning in fourth quarter 2010, the Company purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive and annuity business.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders.  The Company currently uses interest rate floors and swaptions to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

AXA Equitable also uses interest rate swaps to reduce exposure to interest rate fluctuations on certain of its long-term loans from affiliates.  The Company is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as  U.S. Treasury securities or those issued by government agencies.  At December 31, 2010 and December 31, 2009, respectively, the Company held $512 million and $695 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

At December 31, 2010, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $223 million.  At December 31, 2010, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $60 million.  At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $13 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at December 31, 2010 are exchange-traded and net settled daily in cash.

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

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2010, and December 31, 2009, respectively, were $84 million and $598 million, for which the Company had posted collateral of $99 million and $632 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on December 31, 2010, the Company would not have been required to post material collateral to its counterparties.

Net Investment Income (Loss), Investment Gains (Losses), Net and Unrealized Investment Gains (Losses)

Net investment income (loss) and realized investment gains (losses), net (together “investment results”) related to certain participating group annuity contracts which are passed through to the contractholders are offset by amounts reflected as interest credited to policyholders’ account balances.

Realized investment gains (losses) are determined by identification with the specific asset and are presented as a component of revenue.  Changes in the valuation allowances are included in Investment gains (losses), net.

Realized and unrealized holding gains (losses) on trading securities are reflected in Net investment income (loss).

Unrealized investment gains (losses) on fixed maturities and equity securities AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Blocks’ policyholders dividend obligation, DAC related to universal life policies, investment-type products and participating traditional life policies.

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

At December 31, 2010 and 2009, respectively, investments classified as Level 1 comprise approximately 74.2% and 74.0% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2010 and 2009, respectively, investments classified as Level 2 comprise approximately 24.3% and 23.5% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At December 31, 2010, and December 31, 2009, respectively, approximately $1,726 million and $1,678 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including commercial mortgage obligations, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at December 31, 2010 and 2009, respectively, the net fair value of freestanding derivative positions is approximately $540 million and $169 million or approximately 38.2% and 11.4% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $3 million at December 31, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at December 31, 2010.

At December 31, 2010 and 2009, respectively, investments classified as Level 3 comprise approximately 1.5% and 2.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at December 31, 2010 and 2009, respectively, were approximately $277 million and $366 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,251 million and $1,707 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at December 31, 2010 and 2009, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, the Company instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At December 31, 2010, the Company continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $19 million at December 31, 2010 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at December 31, 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In 2010 and 2009, no assets were required to be measured at fair value on a non-recurring basis.

Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2010 and 2009.

Fair values for mortgage loans on real estate are measured by discounting future contractual cash flows using interest rates at which loans with similar characteristics and credit quality would be made.  Fair values for foreclosed mortgage loans and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.

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

For universal life and investment-type contracts, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period.  When estimated gross profits are expected to be negative for multiple years of a contract’s total life, DAC is amortized using the present value of estimated assessments.  The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised.  A decrease in expected gross profits or assessments would accelerate DAC amortization.  Conversely, an increase in expected gross profits or assessments would slow DAC amortization.  The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable and interest-sensitive life insurance and variable annuities relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  This future return approach influences the fees earned, costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, as well as other sources of profit.  This applies to variable life policies to a lesser degree.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned and decrease the costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008.  For purposes of making this reasonableness assessment, management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At December 31, 2010, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9% (6.72% net of product weighted average Separate Account fees), and the gross maximum and minimum annual rate of return limitations were 15% (12.72% net of product weighted average Separate Account fees) and 0% (-2.28% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions and parameters are subject to change only when management’s long-term expectation changes.

If actual market returns continue at levels that would result in assuming future market returns of 15% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization.  As of December 31, 2010, current projections of future average gross market returns assume a 0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% in eleven quarters.

At the end of each accounting period, the present value of estimated gross profits or assessments is updated based on historical and anticipated future experience.  Due primarily to the significant reduction in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Account balances to 9%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks; related to these products would be recognized in current earnings (loss) while the related reserves do not fully and immediately reflect the immediate impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for Accumulator® products, subject to loss recognition testing.

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

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.  At December 31, 2010, the average rate of assumed investment yields, excluding policy loans, was 6% grading to 5.5% over 5 years.  Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends.  The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised.  The effect on the DAC asset that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

For non-participating traditional life policies, DAC is amortized in proportion to anticipated premiums.  Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts.  Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur.  For these contracts, the amortization periods generally are for the total life of the policy.  DAC related to these policies is subject to recoverability testing as part of AXA Financial Group’s premium deficiency testing.  If a premium deficiency exists, DAC is reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss).  If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.

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

AXA Equitable issues or has issued certain variable annuity products with GMDB and GWBL features.  AXA Equitable also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base.  Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC.  The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates.  Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization.  There can be no assurance that ultimate actual experience will not differ from management's estimates.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue.  Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation.  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future policy benefits and expenses for that product, DAC is written off and thereafter, if required, a premium deficiency reserve is established by a charge to earnings.  Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments.  Interest rates used in establishing such liabilities range from 2.25% to 10.9% for life insurance liabilities and from 2.25% to 10.7% for annuity liabilities.

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

At December 31, 2010, participating policies, including those in the Closed Block, represent approximately 7.5% ($25 billion) of directly written life insurance in-force, net of amounts ceded.

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

The investment results of Separate Accounts, including unrealized gains (losses), on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings (loss).  For 2010, 2009 and 2008, investment results of such Separate Accounts were gains (losses) of $10,117 million, $15,465 million and $(33,913) million, respectively.

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

Recognition of Investment Management Revenues and Related Expenses

Commissions, fees and other income principally include the Investment Management segment’s investment advisory and service fees, distribution revenues and institutional research services revenue.  Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by SCB LLC for certain retail, private client and institutional investment client transactions.  Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time.  Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.  Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, for independent research and brokerage-related services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Distribution revenues and shareholder servicing fees are accrued as earned.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered.  These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds.  Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2010 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2010.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset.  If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets of acquired companies, and relates principally to the Bernstein Acquisition and purchases of AllianceBernstein units.  In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.  Based on the 2010 impairment testing performed as of December 31, 2010, management determined that goodwill was not impaired.

Intangible assets related to the Bernstein Acquisition and purchases of AllianceBernstein Units include values assigned to contracts of businesses acquired.  These intangible assets continue to be amortized on a straight-line basis over estimated useful lives of twenty years.

Other intangible assets are tested for impairment quarterly.  Management determined that other intangible assets were not impaired at December 31, 2010.

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

At December 31, 2010 and 2009, AXA Equitable did not have any real estate held-for-sale.  The results of operations for real estate held-for-sale in each of the three years ended December 31, 2010 were not significant.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

December 31, 2010:
Fixed maturities:
Corporate	$20,494	$1,348	$110	$21,732	$-
U.S. Treasury, government
and agency(4)	1,986	18	88	1,916	-
States and political subdivisions	516	11	16	511	-
Foreign governments	502	59	1	560	-
Commercial mortgage-backed	1,473	5	375	1,103	19
Residential mortgage-backed (1)	1,601	67	-	1,668	-
Asset-backed (2)	245	13	12	246	7
Redeemable preferred stock	1,364	23	66	1,321	-
Total Fixed Maturities	28,181	1,544	668	29,057	26

Equity securities	26	-	3	23	-

Total at December 31, 2010	$28,207	$1,544	$671	$29,080	$26

December 31, 2009
Fixed maturities:
Corporate	$19,438	$991	$235	$20,194	1
U.S. Treasury, government
and agency	1,830	13	153	1,690	-
States and political subdivisions	389	7	14	382	-
Foreign governments	270	32	-	302	-
Commercial mortgage-backed	1,980	2	492	1,490	2
Residential mortgage-backed (1)	1,605	46	1	1,650	-
Asset-backed (2)	278	11	21	268	8
Redeemable preferred stock	1,707	9	222	1,494	-
Total Fixed Maturities	27,497	1,111	1,138	27,470	11

Equity securities	44	10	-	54	-

Total at December 31, 2009	$27,541	$1,121	$1,138	$27,524	$11

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings in accordance with current accounting guidance.
(4)	Reflects $122 million of amortized cost of FDIC insured bonds that were reported as Corporate in 2009 and moved to U.S. Treasury, government and agency in 2010.

At December 31, 2010 and 2009, respectively, the Company had trading fixed maturities with an amortized cost of $207 million and $115 million and carrying values of $208 million and $126 million.  Gross unrealized gains on trading fixed maturities were $3 million and $12 million and gross unrealized losses were $2 million and $1 million for 2010 and 2009, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2010 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the final year of maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at December 31, 2010

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$2,234	$2,265
Due in years two through five	8,210	8,721
Due in years six through ten	8,612	9,155
Due after ten years	4,442	4,578
Subtotal	23,498	24,719
Commercial mortgage-backed securities	1,473	1,103
Residential mortgage-backed securities	1,601	1,668
Asset-backed securities	245	246
Total	$26,817	$27,736

The Company recognized OTTI on AFS fixed maturities as follows:

	December 31,
	2010	2009	2008
	(In Millions)

Credit losses recognized in earnings (loss) (1)	$(282)	$(168)	$(286)
Non-credit losses recognized in OCI	(18)	(6)	-
Total OTTI	$(300)	$(174)	$(286)

(1)
During 2010 and 2009, respectively, included in credit losses recognized in earnings (loss) were OTTI of $6 million and $3 million related to AFS fixed maturities as the Company intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2010	2009
	(In Millions)

Balances at January 1, 2010 and March 31, 2009, respectively	$(146)	$-
Cumulative adjustment related to implementing new accounting guidance on April 1, 2009	-	(122)
Impact of consolidation of Wind-Up Annuities business	-	(6)
Previously recognized impairments on securities that matured, paid, prepaid or sold	99	146
Recognized impairments on securities impaired to fair value this period (1)	(6)	(3)
Impairments recognized this period on securities not previously impaired	(268)	(143)
Additional impairments this period on securities previously impaired	(8)	(22)
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at December 31,	$(329)	$(150)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	December 31,
	2010	2009
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI losses	$(16)	$(11)
All other	892	(16)
Equity securities	(3)	10
Net Unrealized Gains (Losses)	$873	$(17)

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(11)	$6	$-	$2	$(3)
Net investment gains (losses)
arising during the period	3	-	-	-	3
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	9	-	-	-	9
Excluded from Net earnings (loss)(1)	(17)	-	-	-	(17)
Impact of net unrealized investment gains (losses) on:
DAC	-	(3)	-	-	(3)
Deferred income taxes	-	-	-	2	2
Policyholders liabilities	-	-	2	-	2
Balance, December 31, 2010	$(16)	$3	$2	$4	$(7)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI Gain
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2010	$(6)	$(29)	$-	$(3)	$(38)
Net investment gains (losses)
arising during the period	680	-	-	-	680
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	198	-	-	-	198
Excluded from Net earnings (loss) (1)	17	-	-	-	17
Impact of net unrealized investment gains (losses) on:
DAC	-	(106)	-	-	(106)
Deferred income taxes	-	-	-	(220)	(220)
Policyholders liabilities	-	-	(121)	-	(121)
Balance, December 31, 2010	$889	$(135)	$(121)	$(223)	$410

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$-	$-	$-	$-	$-
Cumulative impact of implementing new guidance	(7)	1	-	2	(4)
Net investment gains (losses) arising during the period	(21)	-	-	-	(21)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	22	-	-	-	22
Excluded from Net earnings (loss) (1)	(5)	-	-	-	(5)
Impact of net unrealized investment gains (losses) on:
DAC	-	5	-	-	5
Deferred income taxes	-	-	-	-	-
Policyholders liabilities	-	-	-	-	-
Balance, December 31, 2009	$(11)	$6	$-	$2	$(3)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	(Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2009	$(2,385)	$554	$-	$681	$(1,150)
Cumulative impact of implementing new guidance	(108)	19	-	31	(58)
Net investment gains (losses) arising during the period	2,657	-	-	-	2,657
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(115)	-	-	-	(115)
Excluded from Net earnings (loss) (1)	5	-	-	-	5
Impact of net unrealized investment gains (losses) on:
DAC	-	(602)	-	-	(602)
Deferred income taxes	-	-	-	(715)	(715)
Policyholders liabilities	-	-	-	-	-
Impact of consolidation of Wind-up Annuities business	(60)	-	-	-	(60)
Balance, December 31, 2009	$(6)	$(29)	$-	$(3)	$(38)

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 550 issues at December 31, 2010 and the 744 issues at December 31, 2009 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$1,999	$(68)	$394	$(42)	$2,393	$(110)
U.S. Treasury,
government and
agency	820	(42)	171	(46)	991	(88)
States and political subdivisions	225	(9)	33	(7)	258	(16)
Foreign governments	77	(1)	10	-	87	(1)
Commercial mortgage-backed	46	(3)	936	(372)	982	(375)
Residential mortgage-backed	157	-	2	-	159	-
Asset-backed	23	-	65	(12)	88	(12)
Redeemable
preferred stock	345	(7)	689	(59)	1,034	(66)

Total	$3,692	$(130)	$2,300	$(538)	$5,992	$(668)
	December 31, 2009
	Less Than 12 Months (1)		12 Months or Longer (1)		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)

Fixed maturities:
Corporate	$2,043	$(54)	$2,023	$(181)	$4,066	$(235)
U.S. Treasury,
government and
agency	1,592	(152)	-	-	1,592	(152)
States and political subdivisions	210	(10)	23	(4)	233	(14)
Foreign governments	41	-	5	-	46	-
Commercial mortgage- backed	34	(16)	1,349	(476)	1,383	(492)
Residential mortgage-backed	54	-	2	-	56	-
Asset-backed	48	(9)	69	(13)	117	(22)
Redeemable preferred stock	51	(7)	1,283	(216)	1,334	(223)

Total	$4,073	$(248)	$4,754	$(890)	$8,827	$(1,138)

(1)	The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new guidance.

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of .35% of total investments.  The largest exposures to a single issuer of corporate securities held at December 31, 2010 and 2009 were $142 million and $150 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At December 31, 2010 and 2009, respectively, approximately $2,303 million and $2,212 million, or 8% and 8%, of the $28,181 million and $27,497 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $361 million and $456 million at December 31, 2010 and 2009, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At December 31, 2010 and 2009, respectively, the Company owned $30 million and $37 million in RMBS backed by subprime residential mortgage loans, and $17 million and $23 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2010, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $26 million.

For 2010, 2009 and 2008, respectively, investment income is shown net of investment expenses of $60 million, $77 million and $101 million.

At December 31, 2010 and 2009, respectively, the amoritzed cost of the Company's trading account securities was $482 million and $332 million with respective fair values of $506 million and $485 million.  Also at December 31, 2010 and 2009, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $42 million and $38 million and costs of $41 million and $35 million as well as other equity securities with carrying values of $23 million and $54 million and costs of $26 million and $44 million.

In 2010, 2009 and 2008, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $39 million, $133 million and $(388) million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified.  The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $0 million and $0 million at December 31, 2010 and 2009, respectively.  Gross interest income on these loans included in net investment income (loss) totaled $0 million, $0 million and $0 million in 2010, 2009 and 2008, respectively.  Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $0 million, $0 million and $0 million in 2010, 2009 and 2008, respectively.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans in 2010 are as follows:

Mortgage Loans
	Commercial	Agricultural	Total
Allowance for Credit Losses:	(In Millions)

Beginning balance, January 1	$-	$-	$-
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	18	-	18
Ending Balance, December 31	$18	$-	18

Ending Balance, December 31:
Individually Evaluated for Impairment	$18	$-	$18

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated Credit Quality	$-	$-	$-

Investment valuation allowances for mortgage loans and changes for 2009 and 2008 follow:

	2009	2008
	(In Millions)

Balances, beginning of year	$-	$1
Additions charged to income	-	-
Deductions for writedowns and asset dispositions	-	(1)
Balances, End of Year	$-	$-

Balances, end of year comprise:
Mortgage loans on real estate	$-	$-
Total	$-	$-

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at December 31, 2010.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
December 31, 2010
Debt Service Coverage Ratio

	Commercial Mortgage Loans (1)
						Less	Total
Loan-to-Value Ratio (2)	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$59	$-	$-	$52	$-	$-	$111
50% - 70%	32	109	111	467	55	-	774
70% - 90%	194	35	406	402	124	50	1,211
90% plus	-	-	87	24	402	61	574

Total Commercial
Mortgage Loans	$285	$144	$604	$945	$581	$111	$2,670

	Agricultural Mortgage Loans (1)
						Less	Total
Loan-to-Value Ratio (2)	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$155	$80	$162	$243	$186	$5	$831
50% - 70%	52	13	134	150	107	24	480
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	3	-	3

Total Agricultural
Mortgage Loans	$207	$93	$296	$393	$296	$29	$1,314

	Total Mortgage Loans (1)
						Less	Total
Loan-to-Value Ratio (2)	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$214	$80	$162	$295	$186	$5	$942
50% - 70%	84	122	245	617	162	24	1,254
70% - 90%	194	35	406	402	124	50	1,211
90% plus	-	-	87	24	405	61	577

Total Mortgage Loans	$492	$237	$900	$1,338	$877	$140	$3,984

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2010.

Age Analysis of Past Due Mortgage Loans

							Recorded
			Greater				Investment
			Than			Total	> 90 Days
	30-59	60-89	90			Financing	and
	Days	Days	Days	Total	Current	Receivables	Accruing
	(In Millions)

Total Mortgage Loans:
Commercial	$-	$-	$-	$-	$2,670	$2,670	$-
Agricultural	-	-	5	5	1,309	1,314	3
Total	$-	$-	$5	$5	$3,979	$3,984	$3

The following table provides information regarding impaired loans at December 31, 2010:

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Millions)
With no related
allowance recorded:
Commercial mortgage
loans- other	$-	$-	$-	$-	$-
Agricultural mortgage
loans	3	3	-	-	-
Total	$3	$3	$-	$-	$-

With related
allowance recorded:
Commercial mortgage
loans- other	$122	$122	$(18)	$24	$2
Agricultural mortgage
loans	-	-	-	-	-
Total	$122	$122	$(18)	$24	$2

During 2009 and 2008, respectively, the Company’s average recorded investment in impaired mortgage loans was $0 million and $8 million.  Interest income recognized on these impaired mortgage loans totaled $0 million and $1 million for 2009 and 2008 respectively.

There were no impaired mortgage loans with the related investment valuation allowances at December 31, 2009.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through direct ownership and through investments in real estate joint ventures.  At December 31, 2010 and 2009, respectively, the Company owned no real estate acquired in satisfaction of debt.  During 2010, 2009 and 2008 no real estate was acquired in satisfaction of debt.

Accumulated depreciation on real estate was $0 million and $0 million at December 31, 2010 and 2009, respectively.  Depreciation expense on real estate totaled $0 million, $8 million and $18 million for 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, AXA Equitable’s equity real estate portfolio had no valuation allowances.

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,459 million and $1,308 million, respectively, at December 31, 2010 and 2009.  Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $131 million and $91 million, respectively, at December 31, 2010 and 2009.  The Company’s total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $173 million, $(78) million and $(58) million, respectively, for 2010, 2009 and 2008.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10 million or greater and an equity interest of 10% or greater (3 and 3 individual ventures at December 31, 2010 and 2009, respectively) and the Company’s carrying value and equity in net earnings (loss) for those real estate joint ventures and limited partnership interests:

	December 31,
	2010	2009
	(In Millions)

BALANCE SHEETS
Investments in real estate, at depreciated cost	$557	$547
Investments in securities, generally at fair value	40	34
Cash and cash equivalents	4	20
Other assets	62	1
Total Assets	$663	$602

Borrowed funds - third party	$299	$310
Other liabilities	7	15
Total liabilities	306	325

Partners’ capital	357	277
Total Liabilities and Partners’ Capital	$663	$602

The Company’s Carrying Value in Those Entities Included Above	$196	$155

	2010	2009	2008
	(In Millions)

STATEMENTS OF EARNINGS (LOSS)
Revenues of real estate joint ventures	$110	$30	$60
Net revenues of other limited partnership interests	3	(5)	-
Interest expense - third party	(22)	(7)	(14)
Other expenses	(59)	(17)	(37)
Net Earnings (Loss)	$32	$1	$9

The Company’s Equity in Net Earnings (Loss) of Those Entities Included Above	$18	$2	$12

Derivatives

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
At or For the Year Ended December 31, 2010

				Gains (Losses)
		Fair Value		Reported In
	Notional	Asset	Liability	Net Earnings
	Amount	Derivatives	Derivatives	(Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$3,772	$-	$-	$(815)
Swaps	734	-	27	(79)
Options	1,070	5	1	(49)

Interest rate contracts (1):
Floors	9,000	326	-	157
Swaps	5,352	201	134	250
Futures	5,151	-	-	289
Swaptions	4,479	171	-	(38)

Other freestanding contracts (1,4):
Foreign currency Contracts	133	-	1	1
Net investment Income (loss)				(284)

Embedded derivatives:
GMIB reinsurance contracts (2)	-	4,606	-	2,350

GWBL and other features (3)	-	-	38	17

Balances, Dec. 31, 2010	$29,691	$5,309	$201	$2,083

(1)	Reported in Other invested assets or Other liabilities in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.
(4)	Reported in Commissions, fees and other income.

Derivative Instruments by Category
At or For the Year Ended December 31, 2009

		Fair Value		Gains (Losses)
	Notional	Asset	Liability	Reported In Net
	Amount	Derivatives	Derivatives	Earnings (Loss)
		(In Millions)
Freestanding derivatives:
Equity contracts(1):
Futures	$3,399	$-	$-	$(1,142)
Swaps	801	1	19	(271)
Options	11,650	920	1,139	(818)

Interest rate contracts (1):
Floors	15,000	300	-	(128)
Swaps	2,100	86	25	(178)
Futures	3,791	-	-	(526)
Swaptions	1,200	44	-	(17)

Other freestanding contracts (2):	-	-	-	-

Net investment income (loss)				(3,080)

Embedded derivatives:
GMIB reinsurance contracts (2)	-	2,256	-	(2,566)

GWBL and other features (3)	-	-	55	218

Balances, Dec. 31, 2009	$37,941	$3,607	$1,238	$(5,428)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill related to AllianceBernstein totaled $3,456 million and $3,410 million at December 31, 2010 and 2009, respectively.  The Company tests this goodwill for recoverability each annual reporting period at December 31 and at interim periods if facts or circumstances are indicative of potential impairment.  In accordance with the accounting guidance, the Company determined that goodwill was not impaired at December 31, 2010 and 2009 as the fair value of its investment in AllianceBernstein, the reporting unit, exceeded its carrying value at each respective measurement date.

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its AllianceBernstein reporting unit for purpose of goodwill impairment testing.  The estimated fair value is determined using a discounted cash flow valuation technique consisting of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value.  In these tests, the discounted expected cash flow model uses AllianceBernstein’s current business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows for the first four years and a compounded annual growth rate thereafter.  The resulting amount, net of noncontrolling interest, was tax-effected to reflect taxes incurred at the Company level.  At December 31, 2010, the impairment test indicated that goodwill was not impaired.

The gross carrying amount of AllianceBernstein related intangible assets were $559 million and $555 million at December 31, 2010 and 2009, respectively and the accumulated amortization of these intangible assets were $313 million and $289 million at December 31, 2010 and 2009, respectively.  Amortization expense related to the AllianceBernstein intangible assets totaled $24 million, $24 million and $24 million for 2010, 2009 and 2008, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $22 million.  AllianceBernstein tests intangible assets for impairment quarterly by comparing their fair value, as determined by applying a present value technique to expected cash flows, to their carrying value.  Each quarter, significant assumptions used to estimate the expected cash flows from these intangible assets, primarily investment management contracts, are updated to reflect management’s consideration of current market conditions on expectations made with respect to customer account attrition and asset growth rates.  As of December 31, 2010, management determined that these intangible assets were not impaired.

On October 1, 2010, AllianceBernstein acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition was $49 million, consisting of a $14 million cash payment, $3 million of assumed liabilities and $32 million of contingent consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46 million of goodwill.

At December 31, 2010 and 2009, respectively, net deferred sales commissions totaled $76 million and $90 million and are included within the Investment Management segment’s Other assets.  The estimated amortization expense of deferred sales commissions, based on the December 31, 2010 net asset balance for each of the next five years is $34 million, $20 million, $15 million, $6 million and $1 million.  AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization.  Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates.  As of December 31, 2010, management determined that the deferred sales commission asset was not impaired.

If market conditions deteriorate significantly and securities valuations remain depressed for prolonged periods of time, AllianceBernstein’s assets under management, revenues, profitability, and unit price likely would be adversely affected.  As a result, more frequent impairment testing may be required and potentially could result in an impairment of the goodwill, intangible assets, and/or deferred sales commission asset attributable to AllianceBernstein. In addition, subsequent impairment testing may be based upon different assumptions and future cash flow projections than used at December 31, 2010 as management’s current business plan could be negatively impacted by other risks to which AllianceBernstein’s business is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries.  Any impairment would reduce the recorded goodwill, intangible assets, and/or deferred sales commission asset amounts with a corresponding charge to earnings (loss).

5)	CLOSED BLOCKS

Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2010	2009
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,272	$8,412
Policyholder dividend obligation	119	-
Other liabilities	142	70
Total Closed Block liabilities	8,533	8,482

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,416 and $5,575)	5,605	5,631
Mortgage loans on real estate	981	1,029
Policy loans	1,119	1,158
Cash and other invested assets	281	68
Other assets	245	264
Total assets designated to the Closed Block	8,231	8,150

Excess of Closed Block liabilities over assets designated to the Closed Block	302	332

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses) net of deferred income tax (expense) benefit of $(28) and $(23) and policyholder dividend obligation of $(119) and $0	53	44

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$355	$376

            AXA Equitable’s Closed Block revenues and expenses follow:
	2010	2009	2008
	(In Millions)

REVENUES:
Premiums and other income	$365	$382	$393
Investment income (loss) (net of investment
expenses of $0, $1, and $0)	468	482	496
Investment gains (losses), net:
Total OTTI losses	(31)	(10)	(46)
Portion of loss recognized in other comprehensive income (loss)	1	-	-
Net impairment losses recognized	(30)	(10)	(46)
Other investment gains (losses), net	7	-	(2)
Total investment gains (losses), net	(23)	(10)	(48)
Total revenues	810	854	841

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	776	812	819
Other operating costs and expenses	2	2	7
Total benefits and other deductions	778	814	826

Net revenues, before income taxes	32	40	15
Income tax (expense) benefit	(11)	(14)	(5)
Net Revenues	$21	$26	$10

            A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2010	2009
	(In Millions)

Balances, beginning of year	$-	$-
Unrealized investment gains (losses)	119	-
Balances, End of year	$119	$-

            Impaired mortgage loans along with the related investment valuation allowances follows:

	December 31,
	2010	2009
	(In Millions)

Impaired mortgage loans with investment valuation allowances	$62	$-
Impaired mortgage loans without investment valuation allowances	3	-
Recorded investment in impaired mortgage loans	65	-
Investment valuation allowances	(7)	-
Net Impaired Mortgage Loans	$58	$-

During 2010, 2009 and 2008, AXA Equitable’s Closed Block’s average recorded investment in impaired mortgage loans were $13 million, $0 million and $0 million, respectively.  Interest income recognized on these impaired mortgage loans totaled $1 million, $0 million and $0 million for 2010, 2009 and 2008, respectively.

Valuation allowances on mortgage loans at December 31, 2010 and 2009 were $7 million and $0 million, respectively.  Writedowns of fixed maturities were $30 million, $10 million and $46 million for 2010, 2009 and 2008, respectively.

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2010	2009
	(In Millions)

Balance, beginning of year	$795	$808
Contractholder bonus interest credits deferred	39	61
Amortization charged to income	(62)	(74)
Balance, End of Year	$772	$795

7)	FAIR VALUE DISCLOSURES

Assets and liabilities are measured at fair value on a recurring basis and are summarized below:

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$21,405	$320	$21,732
U.S. Treasury, government
and agency	-	1,916	-	1,916
States and political subdivisions	-	462	49	511
Foreign governments	-	539	21	560
Commercial mortgage-backed	-	-	1,103	1,103
Residential mortgage-backed (1)	-	1,668	-	1,668
Asset-backed (2)	-	98	148	246
Redeemable preferred stock	207	1,112	2	1,321
Subtotal	214	27,200	1,643	29,057
Other equity investments	53	-	13	66
Trading securities	425	81	-	506
Other invested assets:
Short-term investments	-	148	-	148
Swaps	-	40	-	40
Futures	-	-	-	-
Options	-	4	-	4
Floors	-	326	-	326
Swaptions	-	171	-	171
Subtotal	-	689	-	689
Cash equivalents	1,693	-	-	1,693
Segregated securities	-	1,110	-	1,110
GMIB reinsurance contracts	-	-	4,606	4,606
Separate Accounts’ assets	89,647	2,160	207	92,014
Total Assets	$92,032	$31,240	$6,469	$129,741

Liabilities
GWBL and other features’ liability	$-	$-	$38	$38
Total Liabilities	$-	$-	$38	$38

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2009

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$-	$19,728	$466	$20,194
U.S. Treasury, government
and agency	-	1,690	-	1,690
States and political subdivisions	-	334	47	381
Foreign governments	-	281	21	302
Commercial mortgage-backed	-	-	1,490	1,490
Residential mortgage-backed (1)	-	1,651	-	1,651
Asset-backed (2)	-	51	217	268
Redeemable preferred stock	191	1,291	12	1,494
Subtotal	191	25,026	2,253	27,470
Other equity investments	90	-	1	91
Trading securities	423	61	1	485
Other invested assets	-	(36)	300	264
Cash equivalents	1,367	-	-	1,367
Segregated securities	-	986	-	986
GMIB reinsurance contracts	-	-	2,256	2,256
Separate Accounts’ assets	82,102	1,684	230	84,016
Total Assets	$84,173	$27,721	$5,041	$116,935

Liabilities
GWBL and other features’ liability	$-	$-	$55	$55
Total Liabilities	$-	$-	$55	$55

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

In 2010, AFS fixed maturities with fair values of $204 million and $56 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $66 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 2.0% of total equity at December 31, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2010 and 2009, respectively:

Level 3 Instruments
Fair Value Measurements
(In Millions)

	Corporate	U.S. Treasury, Govt and Agency	State and Political Sub-divisions	Foreign Govts	Commercial Mortgage-backed	Residential Mortgage-backed	Asset-backed

Balance, January 1, 2010	$466	$-	$47	$21	$1,490	$-	$217
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	4	-	-	-	2	-	-
Investment gains (losses), net	6	-	-	-	(271)	-	1
Increase (decrease) in the fair value of the reinsurance contracts	-	-	-	-	-	-	-
Subtotal	10	-	-	-	(269)	-	1
Other comprehensive income (loss)	3	-	3	-	119	-	14
Purchases/issuances	22	-	-	-	-	-	-
Sales/settlements	(88)	-	(1)	-	(237)	-	(40)
Transfers into/out of Level 3 (2)	(93)	-	-	-	-	-	(44)
Balance, Dec. 31, 2010	$320	$-	$49	$21	$1,103	$-	$148

(1)	Includes Trading Securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable preferred stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and other Features Liability

Balance, January 1, 2010	$12	$2	$300	$2,256	$230	$55
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	4	-	-	-	(22)	-
Increase (decrease) in the fair value of the reinsurance contracts	-	-	-	2,150	-	-
Policyholders’ benefits	-	-	-	-	-	(34)
Subtotal	4	-	-	2,150	(22)	(34)
Other comprehensive income (loss)	-	-	-	-	-	-
Purchases/issuances	-	-	-	200	2	17
Sales/settlements	(14)	(2)	-	-	(8)	-
Transfers into/out of Level 3 (2)	-	13	(300)	-	5	-
Balance, Dec. 31, 2010	$2	$13	$-	$4,606	$207	$38
(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

		U.S.		State and	Commer-	Residen-
		Treasury,		Political	cial	tial
		Govt and	Foreign	Sub-	Mortgage-	Mortgage	Asset-
	Corporate	Agency	Govts	divisions	backed	backed	backed

Balance, January 1, 2009	$411	$-	$64	$55	$1,587	$-	$304
Total gains (losses),
realized and unrealized,
included in:
Earnings (Loss) as:
Net investment income (loss)	2	-	-	-	3	-	(1)
Investment gains (losses), net	(40)	-	-	-	(24)	-	(20)
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	-	-	-	-
Subtotal	(38)	-	-	-	(21)	-	(21)
Other comprehensive
income (loss)	14	-	3	(7)	49	-	20
Purchases/issuances	107	-	1	-	-	-	-
Sales/settlements	(41)	-	-	(1)	(127)	-	(48)
Transfers into/out of
Level 3 (2)	13	-	(47)	-	2	-	(38)
Balance, Dec. 31, 2009	$466	$-	$21	$47	$1,490	$-	$217

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-					GWBL
	able	Other	Other	GMIB	Separate	and other
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

Balance, January 1, 2009	$2	$2	$547	$4,822	$334	$273
Total gains (losses),
realized and unrealized,
included in:
Earnings (Loss) as:
Net investment income (loss)	-	-	(357)	-	-	-
Investment gains (losses), net	(45)	-	-	-	(95)	-
Increase (decrease)
in the fair value of the
reinsurance contracts	-	-	-	(2,746)	-	-
Policyholders’ benefits	-	-	-	-	-	(230)
Subtotal	(45)	-	(357)	(2,746)	(95)	(230)
Other comprehensive
income (loss)	34	-	-	-	-	-
Purchases/issuances	-	-	-	180	1	12
Sales/settlements	-	(1)	110	-	(7)	-
Transfers into/out of
Level 3 (2)	21	1	-	-	(3)	-
Balance, Dec. 31, 2009	$12	$2	$300	$2,256	$230	$55

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2010 and 2009 by category for Level 3 assets still held at December 31, 2010 and 2009, respectively:

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income (Loss)	(Losses), Net	Reinsurance Contracts	OCI	holders’ Benefits
	(In Millions)
Level 3 Instruments
Full Year 2010
Still Held at December 31, 2010:
Change in unrealized
gains (losses):
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$10	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	2	-
Foreign governments	-	-	-	1	-
Commercial
mortgage-backed	-	-	-	92	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	13	-
Redeemable preferred stock	-	-	-	-	-
Subtotal	-	-	-	118	-
Equity securities,
available-for-sale	-	-	-	-	-
Other equity investments	-	-	-	-	-
Other invested assets	-	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	2,350	-	-
Separate Accounts’ assets	-	(21)	-	-	-
GWBL and other features’ liability	-	-	-	-	17
Total	$-	$(21)	$2,350	$118	$17

	Earnings (loss)
	Net	Investment	Increase (Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income	(Losses),	Reinsurance		holders’
	(Loss)	Net	Contracts	OCI	Benefits
	(In Millions)

Level 3 Instruments
Full Year 2009
Still Held at December 31, 2009:
Change in unrealized
gains (losses)
Fixed maturities,
available-for-sale:
Corporate	$-	$-	$-	$(2)	$-
U.S. Treasury, government
and agency	-	-	-	-	-
State and political
subdivisions	-	-	-	(7)	-
Foreign governments	-	-	-	2	-
Commercial
mortgage-backed	-	-	-	37	-
Residential
mortgage-backed	-	-	-	-	-
Asset-backed	-	-	-	7	-
Redeemable preferred stock	-	-	-	34	-
Subtotal	-	-	-	71	-
Equity securities,
available for sale	-	-	-	-	-
Other equity investments	-	-	-	-	-
Other invested assets	(247)	-	-	-	-
Cash equivalents	-	-	-	-	-
Segregated securities	-	-	-	-	-
GMIB reinsurance contracts	-	-	(2,566)	-	-
Separate Accounts’ assets	-	(96)	-	-	-
GWBL and other features’ liability	-	-	-	-	218
Total	$(247)	$(96)	$(2,566)	$71	$218

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3, 6, 11 and 17 are presented in the table below.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$3,571	$3,669	$3,555	$3,547
Other limited partnership interests	1,451	1,451	1,308	1,308
Policyholders liabilities:
Investment contracts	2,609	2,679	2,721	2,729
Long-term debt	200	228	200	226
Loans to affiliates	1,045	1,101	1,048	1,077
Closed Blocks:
Mortgage loans on real estate	$981	$1,015	$1,029	$1,021
Other equity investments	1	1	2	2
SCNILC liability	7	7	8	8

8)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2008	$253	$310	$563
Paid guarantee benefits	(73)	(8)	(81)
Other changes in reserve	801	1,678	2,479
Balance at December 31, 2008	981	1,980	2,961
Paid guarantee benefits	(249)	(58)	(307)
Other changes in reserve	355	(364)	(9)
Balance at December 31, 2009	1,087	1,558	2,645
Paid guarantee benefits	(208)	(45)	(253)
Other changes in reserve	386	798	1,184
Balance at December 31, 2010	$1,265	$2,311	$3,576

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2008	$27
Paid guarantee benefits	(7)
Other changes in reserve	307
Balance at December 31, 2008	327
Paid guarantee benefits	(86)
Other changes in reserve	164
Balance at December 31, 2009	405
Paid guarantee benefits	(81)
Other changes in reserve	209
Balance at December 31, 2010	$533

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2010 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$11,588	$253	$141	$501	$12,483
Separate Accounts	$29,171	$7,591	$4,263	$34,802	$75,827
Net amount at risk, gross	$1,114	$1,071	$2,607	$9,999	$14,791
Net amount at risk, net of amounts reinsured	$1,114	$684	$1,737	$3,950	$7,485
Average attained age of contractholders	50.0	62.7	67.8	63.2	53.8
Percentage of contractholders over age 70	7.7%	26.0%	44.5%	26.0%	13.4%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$31	$607	$638
Separate Accounts	N/A	N/A	$2,862	$47,430	$50,292
Net amount at risk, gross	N/A	N/A	$1,314	$1,330	$2,644
Net amount at risk, net of amounts reinsured	N/A	N/A	$387	$313	$700
Weighted average years remaining until annuitization	N/A	N/A	.7	6.1	5.7
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The GWBL and other guaranteed benefits related liability not included above, were $38 million and $55 million at December 31, 2010 and 2009, respectively, which is accounted for as embedded derivatives.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2010	2009
	(In Millions)

GMDB:
Equity	$48,904	$41,447
Fixed income	3,980	3,957
Balanced	22,230	20,940
Other	713	2,246
Total	$75,827	$68,590

GMIB:
Equity	$31,837	$27,837
Fixed income	2,456	2,514
Balanced	15,629	15,351
Other	370	618
Total	$50,292	$46,320

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  The program has also been extended to cover other guaranteed benefits as they have been made available.  This program currently utilizes derivative instruments, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At December 31, 2010, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $39,377 million and $5,593 million, respectively, with the GMDB feature and $20,512 million and $320 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment.  Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net investment income (loss) in the period in which they occur, and may contribute to earnings (loss) volatility.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities, and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2008	$135	$(108)	$27
Other changes in reserves	68	(45)	23
Balance at December 31, 2008	203	(153)	50
Other changes in reserves	52	(21)	31
Balance at December 31, 2009	255	(174)	81
Other changes in reserves	120	(57)	63
Balance at December 31, 2010	$375	$(231)	$144

9)	REINSURANCE AGREEMENTS

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

At December 31, 2010, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 6.5% and 42.9%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 73.5% of its current liability exposure resulting from the GMIB feature.  See Note 8.

Based on management's estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives, at December 31, 2010 and 2009 were $4,606 million and $2,256 million, respectively.  The increases (decreases) in estimated fair value were $2,350 million, $(2,566) million and $1,567 million for 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $2,332 million and $2,338 million of which $1,913 million and 2,077 million related to two specific reinsurers with AA-/A ratings with the remainder of the reinsurers rated BBB and above.  At December 31, 2010 and 2009, affiliated reinsurance recoverables related to insurance contracts amounted to $920 million and $690 million, respectively.  A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations.  The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

Reinsurance payables related to insurance contracts totaling $74 million and $80 million are included in other liabilities in the consolidated balance sheets at December 31, 2010 and 2009, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer.  Insurance liabilities ceded totaled $195 million and $207 million at December 31, 2010 and 2009, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements.  In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers.  Reinsurance assumed reserves at December 31, 2010 and 2009 were $685 million and $648 million, respectively.

The following table summarizes the effect of reinsurance:

	2010	2009	2008
	(In Millions)

Direct premiums	$903	$838	$848
Reinsurance assumed	213	202	194
Reinsurance ceded	(586)	(609)	(283)
Premiums	$530	$431	$759

Universal Life and Investment-type Product
Policy Fee Income Ceded	$210	$197	$169
Policyholders’ Benefits Ceded	$536	$485	$1,222
Interest Credited to Policyholders’ Account
Balances Ceded	$-	$-	$33

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $90 million and $92 million at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, respectively, $1,622 million and $1,667 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group.  Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2010	2009	2008
	(In Millions)

Incurred benefits related to current year	$30	$38	$36
Incurred benefits related to prior years	10	6	4
Total Incurred Benefits	$40	$44	$40

Benefits paid related to current year	$12	$13	$11
Benefits paid related to prior years	30	34	29
Total Benefits Paid	$42	$47	$40

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2010	2009
	(In Millions)
Short-term debt:
AllianceBernstein commercial paper
(with interest rates of 0.3% and 0.2%)	$225	$249
Total short-term debt	225	249

Long-term debt:
AXA Equitable:
Surplus Notes, 7.70%, due 2015	200	200
Total long-term debt	200	200

Total Short-term and Long-term Debt	$425	$449

Short-term Debt

AXA Equitable is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products.  As membership requires the ownership of member stock, AXA Equitable purchased stock to meet their membership requirement ($13 million, as of December 31, 2010).  Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings.  AXA Equitable’s borrowing capacity with FHLBNY is $1,000 million.  As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral.  At December 31, 2010, there were no outstanding borrowings from FHLBNY.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.00 billion with SCB LLC as an additional borrower.

The 2010 AB Credit Facility replaces AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.00 billion committed, unsecured revolving credit facility in the name of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 AB Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 AB Credit Facility.

The 2010 AB Credit Facility will be available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.00 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 AB Credit Facility and management expects to draw on the 2010 AB Credit Facility from time to time.

As of December 31, 2010 and 2009, AllianceBernstein had no amounts outstanding under the 2010 AB Credit Facility or the previous revolving credit facilities, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $125 million while three lines have no stated limit.

Long-term Debt

At December 31, 2010, the Company was not in breach of any long-term debt covenants.

11)	RELATED PARTY TRANSACTIONS

Loans to Affiliates

In September 2007, AXA issued $650 million in 5.40% senior unsecured notes to AXA Equitable.  These notes pay interest semi-annually and mature on September 30, 2012.

On June 17, 2009, AXA Equitable’s continuing operations and its discontinued Wind-up Annuities business sold a jointly owned real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets.  The $439 million after-tax excess of the property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

Loans from Affiliates

In 2005, AXA Equitable issued a note to AXA Financial in the amount of $325 million with an interest rate of 6.0% and a maturity date of December 1, 2035.  Interest on this note is payable semi-annually.

In November 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable.  The note pays interest semi-annually and matures on December 1, 2018.

In December 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable.  The note pays interest semi-annually and matures on December 1, 2018.

Other Transactions

The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $59 million, $56 million and $76 million, respectively, for 2010, 2009 and 2008.

In 2010, 2009 and 2008, respectively, the Company paid AXA Distribution and its subsidiaries $647 million, $634 million and $754 million of commissions and fees for sales of insurance products.  The Company charged AXA Distribution’s subsidiaries $428 million, $402 million and $321 million, respectively, for their applicable share of operating expenses in 2010, 2009 and 2008, pursuant to the Agreements for Services.

In fourth quarter 2008, AXA Equitable reinsured the GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 with AXA Bermuda, an affiliate that is an indirect wholly owned subsidiary of AXA Financial.  AXA Equitable transferred cash and derivative instruments with a fair value of $6,893 million equal to the market value of the insurance liabilities assumed by AXA Financial (Bermuda) Ltd. (“AXA Bermuda”) and income derived from the hedges related to these riders for the period from October through December 2008, to that entity.  AXA Bermuda manages the dynamic hedging program to mitigate risks related to the reinsured riders.  In fourth quarter 2008, AXA Equitable recorded a GMDB reinsurance recoverable and a GMIB reinsurance asset totaling $3,386 resulting in a cost of reinsurance of $3,507 million.  The cost of this arrangement was deferred and is being amortized over the life of the underlying annuity contracts.  Amortization of the cost was $274 million and $318 million in 2010 and 2009, respectively.

Various AXA affiliates cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life in 2010 (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers.  AXA Global Life, in turn, retroceded a quota share portion of these risks to AXA Equitable on a one-year term basis.  Premiums earned in 2010, 2009 and 2008 under this arrangement totaled approximately $0 million, $1 million and $0 million, respectively.  Claims and expenses paid in 2010, 2009 and 2008 were $0 million, $1 million and $0 million, respectively.

AXA Life Insurance Company Ltd (Japan), an AXA subsidiary, cedes a portion of their annuity business to AXA Equitable.  Premiums earned in 2010, 2009 and 2008 totaled approximately $9 million, $8 million and $6 million, respectively.  Claims and expenses paid in 2010, 2009 and 2008 were $1 million, $1 million and $0 million, respectively.

Various AXA Financial affiliates cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis.  Premiums earned in 2010, 2009 and 2008 from AXA Equitable Life and Annuity Company totaled approximately $7 million, $8 million and $7 million, respectively.  Claims and expenses paid in 2010, 2009 and 2008 were $4 million, $5 million and $4 million, respectively.  Premiums earned in 2010, 2009 and 2008 from MONY Life Insurance Company of America totaled approximately $0 million, $0 million and $1 million, respectively.  Claims and expenses paid in 2010, 2009 and 2008 were $1 million, $0 million and $12 million respectively.  Premiums earned in 2010, 2009 and 2008 from US Financial Life Insurance Company totaled approximately $5 million, $5 million and $5 million, respectively.  Claims and expenses paid in 2010, 2009 and 2008 were $10 million, $4 million and $8 million, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements.  AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $160 million, $152 million and $158 million in 2010, 2009 and 2008, respectively.  Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $51 million, $50 million and $63 million in 2010, 2009 and 2008, respectively.  The net receivable related to these contracts was approximately $9 million and $6 million at December 31, 2010 and 2009, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein.  These revenues are described below:

	2010	2009	2008
	(In Millions)

Investment advisory and services fees	$809	$644	$864
Distribution revenues	339	277	378
Other revenues - shareholder servicing fees	93	90	99
Other revenues - other	5	7	7
Institutional research services	-	1	1

12)	EMPLOYEE BENEFIT PLANS

The Company (other than AllianceBernstein) sponsors qualified and non-qualified defined benefit plans covering its qualifying employees (including certain qualified part-time employees), managers and financial professionals.  These pension plans are non-contributory and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans.  AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000.  AllianceBernstein’s benefits are based on years of credited service and average final base salary.  The Company uses a December 31 measurement date for its pension plans.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Acts”), signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of the Company’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of December 31, 2010 due to the significant uncertainty and complexity of many aspects of the new law.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy.  The subsidy came into existence with the enactment of the Medicare Modernization Act (“MMA”) in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is “actuarially equivalent” to the benefit provided by the Medicare Part D program. Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received.  Although the Medicare Part D subsidy does not become taxable until years beginning after December 31, 2012, the effects of changes in tax law had to be recognized immediately in the income statement of the period of enactment.  When MMA was enacted, the Company reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions.  Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

For 2010, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were $6 million and $196 million.  The Pension Protection Act of 2006 (the “Pension Act”) introduced new funding requirements for single-employer defined benefit pension plans, provided guidelines for measuring pension plan assets and obligations for funding purposes, introduced benefit limitations for certain underfunded plans, and raised tax deduction limits for contributions to retirement plans.  Most of these changes were effective by December 31, 2009, including funding-based limits on future benefit accruals and payments.  The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.  The Company’s (excluding AllianceBernstein) cash contributions during 2011 are estimated to be approximately $283 million.  Alliance- Bernstein currently estimates that it will contribute $7 million to its pension plan during 2011.

Effective December 31, 2008, AllianceBernstein amended its qualified pension plan to eliminate all future accruals for future services and compensation increases.  This amendment was considered a plan curtailment and resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $13 million, which was offset against existing deferred losses in AOCI.  In addition, as a result of all future service being eliminated, AllianceBernstein accelerated recognition of the existing prior service credit of $4 million in fourth quarter 2008.

Components of net periodic pension expense for the Company’s qualified and non-qualified plans were as follows:

	2010	2009	2008
	(In Millions)

Service cost	$37	$38	$42
Interest cost	129	136	134
Expected return on plan assets	(115)	(126)	(194)
Curtailment gain	-	-	(4)
Net amortization	125	95	43
Plan amendments and additions	13	2	-
Net Periodic Pension Expense	$189	$145	$21

   Changes in the PBO of the Company’s qualified and non-qualified plans were comprised of:

	December 31,
	2010	2009
	(In Millions)

Projected benefit obligation, beginning of year	$2,241	$2,181
Service cost	30	30
Interest cost	129	136
Actuarial (gains) losses	171	69
Benefits paid	(170)	(177)
Plan amendments and additions	23	2
Projected Benefit Obligation, End of Year	$2,424	$2,241

  The following table discloses the change in plan assets and the funded status of the Company’s qualified and non-qualified pension plans:

	December 31,
	2010	2009
	(In Millions)

Pension plan assets at fair value, beginning of year	$1,406	$1,460
Actual return on plan assets	106	104
Contributions	202	32
Benefits paid and fees	(185)	(190)
Pension plan assets at fair value, end of year	1,529	1,406
PBO	2,424	2,241
Excess of PBO Over Pension Plan Assets	$(895)	$(835)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $895 million and $835 million at December 31, 2010 and 2009, respectively.  The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $2,424 million and $1,529 million, respectively, at December 31, 2010 and $2,241 million and $1,406 million, respectively, at December 31, 2009.  The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $2,391 million and $1,529 million, respectively, at December 31, 2010 and $2,206 million and $1,406 million, respectively, at December 31, 2009.  The accumulated benefit obligation for all defined benefit pension plans were $2,391 million and $2,206 million at December 31, 2010 and 2009, respectively.

The following table discloses the amounts included in AOCI at December 31, 2010 and 2009 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2010	2009
	(In Millions)

Unrecognized net actuarial (gain) loss	$1,554	$1,493
Unrecognized prior service cost (credit)	8	7
Total	$1,562	$1,500

The estimated net actuarial (gain) loss and prior service cost (credit) expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are $144 million and $1 million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified pension plans of the Company at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In Millions)

Fixed maturities	48.5%	45.3%
Equity securities	37.0	37.0
Equity real estate	11.8	11.6
Cash and short-term investments	2.7	6.1
Total	100.0%	100.0%

The primary investment objective of the qualified pension plans of the Company is to maximize return on assets, giving consideration to prudent risk.  Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of AXA Equitable and are designed with a long-term investment horizon.  In January 2009, the asset allocation strategy of the qualified defined benefit pension plans was revised to target 30%-40% equities, 50%-60% high quality bonds, and 0%-15% equity real estate and other investments.  Exposure to real estate investments offers diversity to the total portfolio and long-term inflation protection.

In 2010, AXA Equitable qualified pension plans continued to implement hedging strategies intended to lessen downside equity risk.  These hedging programs were initiated during fourth quarter 2008 and currently utilize derivative instruments, principally exchange-traded equity futures contracts, and exchange-traded funds that are managed in an effort to reduce the economic impact of unfavorable changes in the equity markets.

The following tables disclose the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of the Company at December 31, 2010 and 2009, respectively.

December 31, 2010	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed maturities:
Corporate	$-	$564	$-	$564
US Treasury, government
and agency	-	148	-	148
States and political subdivisions	-	9	-	9
Foreign governments	-	-	-	-
Commercial mortgage-backed	-	-	-	-
Asset-backed	-	-	-	-
Other structured debt	-	-	6	6
Common and preferred equity	410	2	-	412
Mutual funds	115	-	-	115
Hedge funds	-		-	-
Derivatives, net	1	6	-	7
Private real estate investment funds		-	13	13
Private investment trusts	-	51	163	214
Commercial mortgages	-	-
Cash and cash equivalents	6	2	-	8
Short-term investments	2	31	-	33
Total	$534	$813	$182	$1,529

December 31, 2009
Asset Categories
Fixed maturities:
Corporate	$-	$415	$-	$415
US Treasury, government and agency	-	192	-	192
States and political subdivisions	-	9	-	9
Foreign governments	-	-	-	-
Commercial mortgage-backed	-	-	-	-
Asset-backed	-	-	-	-
Other structured debt	-	-	7	7
Common and preferred equity	575	1	-	576
Mutual funds	5	-	-	5
Hedge funds	-	7	-	7
Derivatives, net	(96)	-	-	(96)
Private real estate investment funds	-	-	12	12
Private investment trusts	-	44	147	191
Commercial mortgages	-	-	2	2
Cash and cash equivalents	32	1	-	33
Short-term investments	29	24	-	53
Total	$545	$693	$168	$1,406

At December 31, 2010, assets classified as Level 1, Level 2, and Level 3 comprise approximately 34.9%, 53.2% and 11.9%, respectively, of qualified pension plan assets.  At December 31, 2009, assets classified as Level 1, Level 2 and Level 3 comprised approximately 38.8%, 49.3% and 11.9%, respectively, of qualified pension plan assets.  See Note 2 for a description of the fair value hierarchy.  The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis.  Except for an investment of approximately $163 million in a private REIT through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.

The tables below present a reconciliation for all Level 3 qualified pension plan assets at December 31, 2010 and 2009, respectively.

	Fixed Maturities(1)	Private Real Estate Investment Funds	Private Investment Trusts	Commercial Mortgages	Total
	(In Millions)
Balance at December 31, 2009	$7	$12	$147	$2	$168
Actual return on Plan assets:
Relating to assets still held at December 31, 2010	(1)	1	16	-	16
Relating to assets sold during 2010	-	-	-	-	-
Purchases, sales, issues and settlements, net	-	-	-	(2)	(2)
Transfers into/out of Level 3	-	-	-	-	-
Balance at December 31, 2010	$6	$13	$163	$-	$182

Balance at January 1, 2009	$6	$15	$224	$2	$247
Actual return on Plan assets:
Relating to assets still held at December 31, 2009	1	(3)	(77)	-	(79)
Purchases, sales, issues and settlements, net	-	-	-	-	-
Transfers into/out of Level 3	-	-	-	-	-
Balance at December 31, 2009	$7	$12	$147	$2	$168

(1)	Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by the Company to measure the benefits obligations and related net periodic cost of its qualified and non-qualified pension plans reflect the rates at which those benefits could be effectively settled.  Projected nominal cash outflows to fund expected annual benefits payments under each of the Company’s qualified and non-qualified pension plans were discounted using a published high-quality bond yield curve.  The discount rate used to measure each of the benefits obligation at December 31, 2010 and 2009 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefits obligation as the aforementioned discounted cash flow analysis.  The following table discloses the weighted-average assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2010 and 2009.

	2010	2009
Discount rates:
Benefit obligation	5.25%	6.00%
Periodic cost	6.00%	6.50%

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable.  Benefit payments under these contracts were approximately $14 million, $16 million and $17 million for 2010, 2009 and 2008, respectively.

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2011, and in the aggregate for the five years thereafter.  These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2010 and include benefits attributable to estimated future employee service.

Pension
Benefits
(In Millions)

2011	$190
2012	199
2013	198
2014	197
2015	195
Years 2016-2020	943

AllianceBernstein maintains several unfunded long-term incentive compensation plans for the benefit of certain eligible employees and executives.  The AllianceBernstein Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made, however, ACMC, Inc. (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under this plan as well as other assumed contractual unfunded deferred compensation arrangements covering certain executives.  For the remaining active plans, benefits vest ratably over periods ranging from 3 to 8 years, and the related costs are amortized as compensation and benefit expense over the shorter of the vesting period or other basis provided for by specific plan provisions.  Prior to 2009, participants in these plans designated the percentages of their awards to be allocated among notional investments in Holding units, AllianceBernstein investment services, and, in certain instances, options to acquire Holding units.  Beginning in 2009, annual awards granted under the Amended and Restated AllianceBernstein Incentive Compensation Award Program were in the form of restricted Holding units.  The Company recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $216 million, $221 million and $133 million for 2010, 2009 and 2008, respectively.  As further described in Note 13, the cost of the 2010 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.

13)	SHARE-BASED AND OTHER COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.

In first quarter 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate its reporting obligation with the SEC.  AXA’s deregistration became effective in second quarter 2010.  Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares.  Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any.  The terms and conditions of AXA Financial’s share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are based on AXA ordinary shares.  In addition, due to U.S. securities law restrictions, certain blackouts on option exercise occur each year when updated financial information for AXA is not available.  Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the 401(k) Plan - AXA ADR Fund investment option were terminated coincident with AXA’s delisting and deregistration.  None of the modifications made to AXA Financial’s share-based compensation programs as a result of AXA’s delisting and deregistration resulted in recognition of additional compensation expense.

For 2010, 2009 and 2008, respectively, the Company recognized compensation costs of $199 million, $78 million and $34 million for share-based payment arrangements as further described herein.

Performance Units.  On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $14 million.  Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $11 million and equity settlements of the remainder with approximately 114,757 AXA ordinary shares for aggregate value of approximately $3 million. The AXA ordinary shares are subject to a non-transferability restriction of two years.  These AXA ordinary shares were sourced from immediate exchange on a one-for-one basis of the 220,000 AXA ADRs for which AXA Financial Group paid $7 million in settlement on April 10, 2010 of a forward purchase contract entered into on June 16, 2008.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Management Board awarded approximately 1.6 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and the insurance-related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date.  The price used to value the performance units at each settlement date will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 16, 2012 and March 18, 2013, respectively.  Participants may elect to receive AXA ordinary shares in lieu of cash for all or a portion of the performance units that vest on the third anniversary of the grant date.  For 2010, the expense associated with the March 19, 2010 grant of performance units was approximately $8 million.

On May 10, 2009, approximately 318,051 performance units earned under the AXA Performance Unit Plan 2007 were fully vested for total value of approximately $5.1 million.  Distributions to participants were made on May 21, 2009, resulting in cash settlements of approximately 85% of these performance units for aggregate value of approximately $4 million and equity settlements of the remainder with approximately 46,615 AXA ADRs for aggregate value of approximately $1 million.  The AXA ordinary shares are subject to non-transferability restriction for two years.  These AXA ADRs were sourced from settlement on May 10, 2009 of a forward purchase contract entered into on September 26, 2007 by which AXA Financial took delivery of 78,000 shares for payment of approximately $4 million.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Management Board awarded approximately 1.3 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries.  During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and the insurance-related businesses of AXA Financial Group.  The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake.  Performance units earned under the 2009 plan generally cliff-vest on the second anniversary of their award date.  When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the stock having transfer restrictions for a two-year period.  For 2009 awards, the price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 18, 2011.  For 2010 and 2009, the Company recognized compensation expense of approximately $9 million and $5 million in respect of the March 20, 2009 grant of performance units.

On June 16, 2008, AXA Financial entered into a total return swap and a forward purchase contract on the AXA ADR to limit its price exposure on awards expected to vest on April 1, 2010 under the terms of the AXA Performance Unit Plan 2008.  Terms of the swap agreement require quarterly payments by AXA Financial of a LIBOR-based spread in exchange for a total return payment on the AXA ADR based on 773,000 notional shares.  The forward purchase contract requires AXA Financial to take delivery of 220,000 AXA ADRs on April 10, 2010 for payment of $33.7329 per share, or approximately $7 million.  The forward purchase obligation has been recognized by AXA Financial Group in its consolidated balance sheets at December 31, 2009 as a direct reduction of capital in excess of par value and does not require adjustment in future periods for changes in value.

On March 31, 2008, approximately 702,404 performance units earned under the AXA Performance Unit Plan 2006 were fully vested for total value of approximately $24 million, including incremental units earned from having exceeded targeted 2007 performance criteria by 0.68%.  Distributions to participants were made on April 10, 2008, resulting in cash settlements of approximately 78% of these performance units for aggregate value of approximately $19 million and equity settlements of the remainder with approximately 153,494 AXA ADRs for aggregate value of approximately $6 million. The AXA ADRs has a non-transferability restriction for two years which expired in 2010.  These AXA ADRs were sourced from settlement on March 31, 2008 of a forward purchase contract entered into on March 19, 2007, by which AXA Financial took delivery of 167,500 shares for payment of approximately $7 million.

For 2010, 2009 and 2008, the Company recognized compensation costs of $16 million, $5 million and $6 million, respectively, for performance units earned to date.  The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs. The cost of performance unit awards, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved.  The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2010 and 2009 was $38 million and $18 million, respectively.  Approximately 2,209,314 outstanding performance units are at risk to achievement of 2010 performance criteria, primarily representing the grant of March 19, 2010 for which cumulative average 2010-2011 performance targets will determine the number of performance units earned and including one-half of the award granted on March 19, 2009.

Option Plans.   On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros.  Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term.  In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.  All of the options granted on March 19, 2010 have a ten-year term.  The weighted average grant date fair value per option award was estimated at $3.54 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.98% and a risk-free interest rate of 2.66%.  The total fair value of these options (net of expected forfeitures) of approximately $8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  For 2010, the expense associated with the March 19, 2010 grant of options was approximately $3 million.

On July 1, 2010, the AllianceBernstein 2010 Long Term Incentive Plan (“2010 Plan”) was established, under which various types of Holding unit-based awards may be granted to its employees and independent directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units.  The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date.  Under the 2010 Plan, the number of newly-issued Holding units with respect to which awards may be granted is 30 million. The 2010 Plan also permits AllianceBernstein to award an additional 30 million Holding units if they acquire the Holding units on the open market or through private purchases. During 2010, AllianceBernstein granted 25,910 options to buy Holding units and 12 million restricted Holding units, net of forfeitures, under the 2010 Plan.  As a result, Holding unit-based awards (including options) in respect of 48 million Holding units are available for grant as of December 31, 2010.

On January 23, 2009, AllianceBernstein granted to selected senior officers approximately 6.5 million options to purchase Holding units under the terms of its long-term incentive plan, having an aggregate fair value of approximately $23 million.  Except for certain option awards granted in 2007 pursuant to a special deferred compensation program, outstanding options to purchase AllianceBernstein Holding units generally vest ratably over a five year period.

The number of AXA ADRs or AXA ordinary shares authorized to be issued pursuant to option grants and, as further described below, restricted stock grants under The AXA Financial, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) is approximately 124 million less the number of shares issued pursuant to option grants under The AXA Financial, Inc. 1991 Stock Incentive Plan (the predecessor plan to the Stock Incentive Plan).

 A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2010 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs (3)		AllianceBernstein Holding Units
		Weighted			Weighted		Weighted
	Number	Average		Number	Average	Number	Average
	Outstanding	Exercise		Outstanding	Exercise	Outstanding	Exercise
	(In Millions)	Price		(In Millions)	Price	(In Millions)	Price
Options outstanding at
January 1, 2010	15.0	€23.75		10.9	$19.95	12.1	$41.79
Options granted	2.3	€14.98		-	$-	.4	$27.52
Options exercised	-	€-		(.6)	$16.69	(.5)	$17.05
Options forfeited, net	(1.0)	€26.80		(.3)	$27.10	(1.0)	$46.68
Options expired	-			-		(.8)	$51.39
Options Outstanding at
December 31, 2010	16.3	€22.34		10.0	$19.96	10.2	$41.24
Aggregate Intrinsic
Value(1)		€-	(2)		$10.5		$-	(2)
Weighted Average
Remaining
Contractual Term
(in years)	6.47			2.39		6.9
Options Exercisable at
December 31, 2010	8.7	€25.36		10.0	$19.97	2.7	$44.94
Aggregate Intrinsic
Value(1)		€-	(2)		$10.4		$-	(2)
Weighted Average
Remaining
Contractual Term
(in years)	5.17			2.36		4.7

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2010 of the respective underlying shares over the strike prices of the option awards.
(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.
(3)	AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

Cash proceeds received from employee and financial professional exercises of stock options in 2010 was $10 million.  The intrinsic value related to employee and financial professional exercises of stock options during 2010, 2009 and 2008 were $3 million, $8 million and $44 million, respectively, resulting in amounts currently deductible for tax purposes of $1 million, $3 million and $15 million, respectively, for the periods then ended.  In  2010, 2009 and 2008, windfall tax benefits of approximately $1 million, $2 million and $10 million, respectively, resulted from employee and financial professional exercises of stock option awards.

At December 31, 2010, AXA Financial held 883,832 AXA ADRs and AXA ordinary shares in treasury at a weighted average cost of approximately $26.86 per share, of which approximately 645,414 were designated to fund future exercises of outstanding stock options and approximately 238,418 were designated to fund restricted stock grants.  The AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of stock options.  These call options expired on November 23, 2009.  During 2010, AXA Financial utilized approximately 496,907 AXA ADRs and AXA Ordinary Shares from treasury to fund exercises of employee stock options.  Outstanding options to purchase AXA Ordinary Shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method.  A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares.  Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2010, 2009 and 2008, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2010	2009	2008	2010	2009	2008

Dividend yield	6.98%	10.69%	7.12%	7.2-8.2%	5.2 - 6.1%	5.4%

Expected volatility	36.5%	57.5%	34.7%	46.2-46.6%	40.0 - 44.6%	29.3%

Risk-free interest rates	2.66%	2.74%	4.19%	2.2-2.3%	1.6-2.1%	3.2%

Expected life in years	6.4	5.5	6.0	6.0	6.0-6.5	6.0

Weighted average fair value per
option at grant date	$3.54	$2.57	$5.70	$6.18	$3.52	$10.85

For 2010, 2009 and 2008, AXA Financial Group recognized compensation costs for employee and financial professional stock options of $16 million, $20 million, and $27 million, respectively.  As of December 31, 2010, approximately $4 million of unrecognized compensation cost related to unvested employee and financial professionals stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 1.6 years.

Restricted Awards.  Under the Stock Incentive Plan, AXA Financial grants restricted stock to employees and financial professionals of its subsidiaries.  Generally, all outstanding restricted stock awards have vesting terms ranging from three to five years.  Under The Equity Plan for Directors (the “Equity Plan”), AXA Financial grants non-officer directors restricted AXA ordinary shares (prior to 2011, AXA ADRs) and unrestricted AXA ordinary shares (prior to March 15, 2010, AXA ADRs) annually.  Similarly, AllianceBernstein awards restricted AllianceBernstein Holding units to independent members of its General Partner.  In addition, under its Century Club Plan, awards of restricted AllianceBernstein Holding units that vest ratably over three years are made to eligible AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds.

In 2010, AllianceBernstein granted 13.1 million restricted Holding unit awards to employees.  To fund these awards, Holding issued 3.2 million Holding units and AllianceBernstein used 9.9 million, previously repurchased Holding units held in the consolidated rabbi trust.  There were approximately 30,000 unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2010.

In 2009, AllianceBernstein awarded approximately 1.4 million restricted Holding units in connection with certain employment and separation agreements with vesting terms ranging from two to five years.  In addition, approximately 8.4 million restricted Holding units were granted by AllianceBernstein under its 2009 incentive compensation program with ratable vesting over a four year period.  The aggregate grant date fair values of these 2009 restricted Holding unit awards was approximately $257 million.  On December 19, 2008, in accordance with the terms of his employment agreement, AllianceBernstein awarded Mr. Kraus, Chairman and CEO of AllianceBernstein, approximately 2.7 million restricted Holding units with a grant date fair value of $19.20 per Holding unit.  These Holding units vest ratably over a 5-year period and are subject to accelerated vesting.

For 2010, 2009 and 2008, respectively, the Company recognized compensation costs of $149 million, $45 million and $6 million for awards outstanding under these restricted award plans.  The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award.  At December 31, 2010, approximately 22 million restricted shares and Holding units remain unvested.  At December 31, 2010, approximately $419 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 3.5 years.

The following table summarizes unvested restricted stock activity for 2010.

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value

Unvested as of January 1, 2010	404,485	$31.74
Granted	87,055	$19.76
Vested	(99,779)	$28.24
Forfeited	-
Unvested as of December 31, 2010	391,761	$29.97

Restricted stock vested in 2010, 2009 and 2008 had aggregate vesting date fair values of approximately $2 million, $2 million and $3 million, respectively.  In 2008, 149,413 restricted AXA ADRs were granted, having an aggregate grant-date fair value of $6 million.

Tandem SARs/NSOs.  In January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options (“tandem SARs/NSOs”) of then-equivalent intrinsic value.  The value of these tandem SARs/NSOs at December 31, 2009 was $1 million.  In third quarter 2010, all remaining outstanding and unexercised tandem SARs/NSOs expired out-of-the-money.  During 2010, 2009 and 2008, respectively, approximately 103,569, 11,368 and 652,919 of these awards were exercised at an aggregate cash-settlement value of $357,961, $77,723 and $9 million.  The Company recorded compensation expense (credit) for these fully-vested awards of $(142,559), $(474,610) and $(6) million for 2010, 2009 and 2008, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the then-outstanding and unexercised awards.

SARs.  On March 19, 2010 and March 20, 2009, respectively, 24,101 and 129,722 Stock Appreciation Rights (“SARs”) were granted to certain financial professionals of AXA Financial subsidiaries, each with a 4-year cliff-vesting schedule.  These 2010 and 2009 awards entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over 15.43 Euros and 10.00 Euros, respectively.  At December 31, 2010, 384,330 SARs were outstanding, having weighted average remaining contractual term of 6.5 years.  The accrued value of SARs at December 31, 2010 and 2009 was $236,114 and $1 million, respectively, and recorded as liabilities in the consolidated balance sheets.  For 2010, 2009 and 2008, the Company recorded compensation expense for SARs of $(865,661), $731,835 and $(2) million, respectively, reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.

AXA Shareplan.  In 2010, eligible employees and financial professionals of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2010.  Similar to the AXA Shareplan programs previously offered in 2001 through 2009, the plan offered two investment alternatives that, with limited exceptions, restrict sale or transfer of the purchased shares for a period of five years.  The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 27, 2010 to the discounted formula subscription price in Euros.  “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $14.60 per share.  “Investment Option B” permitted participants to purchase AXA ordinary shares at a 16.71% formula discounted price of $15.20 per share on a leveraged basis with a guaranteed return of initial investment plus 70% of any appreciation in the undiscounted value of the total shares purchased.  The Company recognized compensation expense of $17 million in 2010, $7 million in 2009 and $1 million in 2008 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period.  Participants in AXA Shareplans 2010, 2009 and 2008 primarily invested under Investment Option B for the purchase of approximately 8 million, 6 million and 7 million AXA ordinary shares, respectively.

AXA Miles Program.  On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Management Board granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement.  Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability.  The grant date fair value of approximately 449,400 AXA Miles awarded to employees and financial professionals of AXA Financial’s subsidiaries was approximately $19 million, measured as the market equivalent of a vested AXA ordinary share.  Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible.  For 2010, 2009 and 2008, respectively, the Company recognized compensation expense of approximately $2 million, $2 million and $2 million in respect of this grant of AXA Miles.  Provided certain performance targets are achieved, an additional allocation of 50 AXA Miles per employee and eligible financial professional will be considered for future award under terms then-to-be-determined and approved by the AXA Management Board.

Stock Purchase Plans.  On September 30, 2010, AXA Financial announced the rollout of a new stock purchase plan that offers eligible employees and financial professionals the opportunity to receive a 10% match on AXA ordinary share purchases.  The first purchase date was November 11, 2010, after which purchases generally will be scheduled to occur at the end of each calendar quarter.  The number of AXA ordinary shares reserved for purchase under the plan is 30,000,000.

14)	NET INVESTMENT INCOME (LOSS) AND INVESTMENT GAINS (LOSSES), NET

The following table breaks out Net investment income (loss) by asset category:

	2010	2009	2008
	(In Millions)

Fixed maturities	$1,616	$1,582	$1,669
Mortgage loans on real estate	231	231	252
Equity real estate	20	6	12
Other equity investments	111	(68)	(111)
Policy loans	234	238	251
Short-term investments	11	21	31
Derivative investments	(284)	(3,079)	7,302
Broker-dealer related receivables	12	15	65
Trading securities	49	137	(344)
Other investment income	36	14	28

Gross investment income (loss)	2,036	(903)	9,155

Investment expenses	(56)	(73)	(65)
Interest expense	(4)	(4)	(36)

Net Investment Income (Loss)	$1,976	$(980)	$9,054

For 2010, 2009 and 2008, respectively, Net investment income (loss) from derivatives included $(968) million, $(1,769) million and $6,623 million of realized gains (losses) on contracts closed during those periods and $684 million, $(1,310) million and $679 million of unrealized gains (losses) on derivative positions at each respective year end.

Investment gains (losses), net including changes in the valuation allowances, are as follows:

	2010	2009	2008
	(In Millions)

Fixed maturities	$(200)	$(2)	$(367)
Mortgage loans on real estate	(18)	-	2
Equity real estate	-	-	(2)
Other equity investments	34	53	12
Other(1)	-	3	16
Investment Gains (Losses), Net	$(184)	$54	$(339)

(1)
In 2008, AllianceBernstein issued units to its employees under long-term incentive plans.  As a result of these transactions, the Company recorded non-cash realized gains of $10 million for 2008.  In 2009, the FASB issued new guidance in which a gain or loss will be recognized only when an entity loses control and deconsolidates a subsidiary.  As a result, in 2010 and 2009, no gain or loss was recorded on these transactions.

There were no writedowns of mortgage loans on real estate and of equity real estate in 2010, 2009 and 2008.

For 2010, 2009 and 2008, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $840 million, $2,901 million and $324 million.  Gross gains of $28 million, $320 million and $3 million and gross losses of $16 million, $128 million and $95 million were realized on these sales in 2010, 2009 and 2008, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for 2010, 2009 and 2008 amounted to $903 million, $2,353 million and $(2,526) million, respectively.

For 2010, 2009 and 2008, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $31 million, $40 million and $48 million.

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities and equity securities classified as AFS and do not reflect any changes in fair value of policyholders’ account balances and future policy benefits.

The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of AOCI and the changes for the corresponding years, follow:

	2010	2009	2008
	(In Millions)

Balance, attributable to AXA Equitable, beginning of year	$(68)	$(1,271)	$104
Changes in unrealized investment gains (losses) on investments	835	2,494	(2,609)
Impact of unrealized investment gains (losses) attributable to:
Participating group annuity contracts, Closed Block policyholder dividend obligation and other	(68)	58	(164)
DAC	(110)	(578)	582
Deferred income tax (expense) benefit	(217)	(705)	746
Total	372	(2)	(1,341)
Less: Changes in unrealized investment (gains) losses attributable to noncontrolling interest	7	(66)	70
Balance, Attributable to AXA Equitable, End of Year	$379	$(68)	$(1,271)

Balance, end of year comprises:
Unrealized investment gains (losses) on:
Fixed maturities	$875	$33	$(2,450)
Other equity investments	2	9	(2)
Total	877	42	(2,452)
Impact of unrealized investment gains (losses) attributable to:
Participating group annuity contracts, Closed Block policyholder dividend obligation and other	(139)	(71)	(129)
DAC	(133)	(23)	555
Deferred income tax (expense) benefit	(218)	(1)	704
Total	387	(53)	(1,322)
Less: (Income) loss attributable to noncontrolling interest	(8)	(15)	51
Balance, Attributable to AXA Equitable, End of Year	$379	$(68)	$(1,271)

15)	INCOME TAXES

A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2010	2009	2008
	(In Millions)

Income tax (expense) benefit:
Current (expense) benefit	$(34)	$81	$320
Deferred (expense) benefit	(673)	1,191	(2,011)
Total	$(707)	$1,272	$(1,691)

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and minority interest by the expected Federal income tax rate of 35%.  The sources of the difference and their tax effects are as follows:

	2010	2009	2008
	(In Millions)

Expected income tax (expense) benefit	$(1,055)	$1,078	$(1,885)
Noncontrolling interest	66	105	132
Separate Accounts investment activity	53	72	67
Non-taxable investment (income) loss	15	27	(26)
Adjustment of tax audit reserves	(13)	7	(10)
State income taxes	(5)	(12)	(21)
AllianceBernstein Federal and foreign taxes	(3)	(6)	53
Tax Settlement	99	-	-
ACMC conversion	135	-	-
Other	1	1	(1)
Income Tax (expense) benefit	$(707)	$1,272	$(1,691)

AXA Equitable recognized a tax benefit in 2010 of $99 million related to the settlement with the Appeals Office of the Internal Revenue Service (“IRS”) of issues for the 1997-2003 tax years.

Due to the conversion of ACMC, Inc. from a corporation to a limited liability company in 2010, AXA Equitable recognized a tax benefit of $135 million primarily related to the release of state deferred taxes.

On August 16, 2007, the IRS issued Revenue Ruling 2007-54 that purported to change accepted industry and IRS interpretations of the statutes governing the computation of the Separate Account dividends received deduction (“DRD”).  This ruling was suspended on September 25, 2007 in Revenue Ruling 2007-61, and the U.S. Department of the Treasury (the “Treasury”) indicated that it would address the computational issues in a regulation project.  The Treasury 2010-2011 Priority Guidance Plan includes an item for guidance with respect to the calculation of the Separate Account dividend received deduction.  Any regulations that the Treasury ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations.  The ultimate timing and substance of any such regulations are unknown, but they could result in the elimination or reduction of the Separate Account DRD tax benefit that the Company receives.

The components of the net deferred income taxes are as follows:

	December 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Compensation and related benefits	$229	$-	$438	$-
Reserves and reinsurance	-	977	-	879
DAC	-	2,610	-	2,307
Unrealized investment gains or losses		259	40	-
Investments	-	800	-	585
Alternative minimum tax credits	241	-	-	-
Other	108	-	67	-
Total	$578	$4,646	$545	$3,771

The Company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States.  As of December 31, 2010, $206 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested.  At existing applicable income tax rates, additional taxes of approximately $74 million would need to be provided if such earnings were remitted.

At December 31, 2010, the total amount of unrecognized tax benefits was $525 million, of which $510 million would affect the effective rate and $15 million was temporary in nature.  At December 31, 2009, the total amount of unrecognized tax benefits was $658 million, of which $483 million would affect the effective rate and $175 million was temporary in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense.  Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2010 and 2009 were $91 million and $81 million, respectively.  For 2010, 2009 and 2008, respectively, there were $10 million, $4 million and $9 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2010	2009	2008
	(In Millions)
Balance at January 1	$577	$477	$376
Additions for tax positions of prior years	168	155	97
Reductions for tax positions of prior years	(266)	(50)	(5)
Additions for tax positions of current year	1	1	1
Reductions for tax positions of current year	-	-	-
Settlements with tax authorities	(46)	(6)	8
Balance, December 31	$434	$577	$477

IRS examinations of the AXA Equitable Federal income tax returns for 2004 and 2005 are expected to be completed during 2011.  It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the completion of the AXA Equitable 2004 and 2005 examinations and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

16)	DISCONTINUED OPERATIONS

The Company’s discontinued operations include: equity real estate held-for-sale; disposals of businesses; and, through December 31, 2009, Wind-up Annuities.  No real estate was held for sale at December 31, 2010 and 2009.  The following tables reconcile the Earnings (loss) from discontinued operations, net of income taxes and Gains (losses) on disposal of discontinued operations, net of income taxes to the amounts reflected in the consolidated statements of earnings (loss) for the years ended December 31, 2009 and 2008:

	2010	2009	2008
	(In Millions)

Earnings (Loss) from Discontinued Operations,
Net of Income Taxes:
Wind-up Annuities	$-	$(9)	$(28)
Real estate held-for-sale	-	12	23
Total	$-	$3	$(5)

Gains (Losses) on Disposal of Discontinued Operations,
Net of Income Taxes:
Real estate held-for-sale	$-	$-	$6
Total	$-	$-	$6
During second quarter 2009, an equity real estate property jointly owned by Wind-up Annuities and AXA Equitable’s continuing operations was sold to a wholly owned subsidiary of AXA Financial.  Wind-up Annuities recorded book value at the date of sale was of $124 million.  Proceeds on the sale that were received by Wind-up Annuities’ were $320 million.  In connection with the sale, Wind-up Annuities acquired a $150 million mortgage from the affiliate on the property sold and a $50 million interest in another equity real estate property from continuing operations.

Disposal of Businesses

In accordance with their October 2006 agreement, during 2007, AXA Financial and its subsidiaries, AXA Equitable, Enterprise Capital Management, Inc. (“Enterprise”) and Enterprise Fund Distributors, Inc., (“EFD”) transferred to Goldman Sachs Asset Management L.P. (“GSAM”) assets of the business of serving as sponsor of and investment manager to 27 of the 31 funds of AXA Enterprise Multimanager Funds Trust, AXA Enterprise Funds Trust and The Enterprise Group of Funds, Inc. (collectively, the “AXA Enterprise Funds”) and completed the reorganization of such funds to corresponding mutual funds managed by GSAM.  In 2008, AXA Financial completed the reorganization and/or liquidation of the remaining four retail mutual funds in AXA Enterprise Funds of the remaining funds which together had approximately $662 million in assets under management as of December 31, 2007.  As a result of management’s disposition plan, AXA Enterprise Funds advisory and distribution and investment management contracts and operations were reported as Discontinued Operations.  Proceeds received in 2008 on the disposition of the AXA Enterprise Funds totaled $3 million.

17)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings.  The balances for the past three years follow:

	December 31,
	2010	2009	2008
	(In Millions)

Unrealized gains (losses) on investments	$387	$9	$(1,322)
Defined benefit pensions plans	(1,008)	(968)	(965)
Impact of implementing new accounting guidance, net of taxes	-	(62)	-
Total accumulated other comprehensive income (loss)	(621)	(1,021)	(2,287)
Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	(8)	(15)	51
Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(629)	$(1,036)	$(2,236)

The components of OCI for the past three years follow:

	2010	2009	2008
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during
the year	$646	$2,558	$(2,972)
(Gains) losses reclassified into net
earnings (loss) during the year	189	(2)	363
Net unrealized gains (losses) on investments	835	2,556	(2,609)
Adjustments for policyholders liabilities,
DAC and deferred income taxes	(395)	(1,225)	1,164
Change in unrealized gains (losses), net of adjustments	440	1,331	(1,445)
Change in defined benefits pension plans	(40)	(3)	(593)
Total other comprehensive income (loss), net of income taxes	400	1,328	(2,038)
Less: Other comprehensive (income) loss attributable to noncontrolling interest	7	(66)	70
Other Comprehensive Income (Loss) Attributable to AXA Equitable	$407	$1,262	$(1,968)

18)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2010, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity, were $0 million for 2011, 2012, 2013 and 2014, $200 million for 2015 and $0 million thereafter.

Leases

The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment.  Future minimum payments under non-cancelable operating leases for 2011 and the four successive years are $212 million, $218 million, $225 million, $219 million, $211 million and $1,827 million thereafter.  Minimum future sublease rental income on these non-cancelable operating leases for 2011 and the four successive years is $9 million, $13 million, $14 million, $14 million, $14 million and $57 million thereafter.

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations.  The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2010	2009	2008
	(In Millions)

Balance, beginning of year	$20	$60	$31
Additions	90	79	68
Cash payments	(94)	(112)	(34)
Other reductions	(5)	(7)	(5)
Balance, End of Year	$11	$20	$60

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with their workforce reductions commencing in 2008.  As a result, AllianceBernstein recorded a pre-tax charge of $102 million in 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.

Guarantees and Other Commitments

The Company provides certain guarantees or commitments to affiliates, investors and others.  At December 31, 2010, these arrangements include commitments by the Company to provide equity financing of $497 million to certain limited partnerships under certain conditions.  Management believes the Company will not incur material losses as a result of these commitments.

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

The Company had $59 million of undrawn letters of credit related to reinsurance at December 31, 2010.  AXA Equitable had $178 million of commitments under existing mortgage loan agreements at December 31, 2010.

The Insurance Group has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Bermuda, a wholly-owned subsidiary of AXA Financial.

AXA Equitable, U.S. Financial Life Insurance Company (“USFL”) and MLOA receive statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($5,462 million) and/or letters of credit ($2,135 million).  Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances.  The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior.  Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact our liquidity.

In addition, AXA Bermuda utilizes derivative instruments as well as repurchase agreement transactions that are collectively managed in an effort to reduce the economic impact of unfavorable changes to GMDB and GMIB reserves.  The use of such instruments are accompanied by agreements which specify the circumstances under which the parties are required to pledge collateral related to the decline in the estimated fair value of specified instruments.  Moreover, under the terms of a majority of the transactions, payments to counterparties related to the change in fair value of the instruments may be required.  The amount of collateral pledged and the amount of payments required to be made pursuant to such transactions may increase under certain circumstances, which could adversely impact AXA Bermuda’s liquidity.

In February 2002, AllianceBernstein signed a $125 million agreement with a commercial bank under which it guaranteed certain obligations of SCBL incurred in the ordinary course of its business in the event SCBL is unable to meet these obligations.

In December 2010, AllianceBernstein executed a guarantee in connection with the $1,000 million 2010 AB Credit Facility. If SCB LLC is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

During 2010, AllianceBernstein executed three additional agreements with commercial banks, under which AllianceBernstein guaranteed $503 million of obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet its obligations, AllianceBernstein will pay the obligations when due.

During 2010, AllianceBernstein was not required to perform under these agreements and at December 31, 2010 had no liability outstanding in connection with these agreements.

19)	LITIGATION

Insurance Litigation

A putative class action entitled Eagan et al. v. AXA Equitable Life Insurance Company was filed in the District Court for the Central District of California in December 2006 against AXA Equitable as plan sponsor and fiduciary for an ERISA retiree health plan.  The action was brought by two plan participants on behalf of all past and present employees and agents who received retiree medical benefits from AXA Equitable at any time after January 1, 2004, or who will receive such benefits in 2006 or later, excluding certain retired agents.  Plaintiffs allege that AXA Equitable’s adoption of a revised version of its retiree health plan in 1993 (the “1993 Plan”) was not authorized or effective.  Plaintiffs contend that AXA Equitable has therefore breached the retiree health plan by imposing the terms of the 1993 Plan on plaintiffs and other retirees.  Plaintiffs allege that, even if the 1993 Plan is controlling, AXA Equitable has violated the terms of the retiree health plan by imposing health care costs and coverages on plaintiffs and other retirees that are not authorized under the 1993 Plan.  Plaintiffs also allege that AXA Equitable breached fiduciary duties owed to plaintiffs and retirees by allegedly misrepresenting and failing to disclose information to them.  The plaintiffs seek compensatory damages, restitution and injunctive relief prohibiting AXA Equitable from violating the terms of the applicable plan, together with interest and attorneys’ fees.  In December 2010, the Court granted preliminary approval of a settlement between the parties and notices were sent to the class members.

AllianceBernstein Litigation

Market Timing-Related Matters

In October 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, AB Holding, AllianceBernstein Corporation, AXA Financial, certain investment company funds (the “U.S. Funds”) distributed by AllianceBernstein Investments, Inc., a wholly-owned subsidiary of AllianceBernstein, the registrants and issuers of those funds, certain officers of AllianceBernstein (the “AllianceBernstein defendants”), and certain other unaffiliated defendants, as well as unnamed Doe defendants.  The Hindo Complaint alleges that certain defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating various securities laws.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims.  The agreement was documented by a stipulation of settlement which has been approved by the court.  The settlement amount ($30 million), which AllianceBernstein previously expensed and disclosed, has been disbursed.  The derivative claims brought on behalf of AB Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

In addition to the matters described above, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

20)	INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial.  Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula.  This formula would permit AXA Equitable to pay shareholder dividends not greater than $380 million during 2011.   Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution.  For 2010, 2009 and 2008, the Insurance Group’s statutory net income (loss) totaled $(510) million, $1,783 million and $(1,075) million, respectively.  Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $4,232 million and $3,838 million at December 31, 2010 and 2009, respectively.  In 2010, AXA Equitable paid $300 million in shareholder dividends; no dividends were paid in 2009 and 2008.

At December 31, 2010, AXA Equitable, in accordance with various government and state regulations, had $89 million of securities on deposit with such government or state agencies.

In fourth quarter 2008, AXA Equitable issued two $500 million surplus notes to AXA Financial.  The notes, both of which mature on December 1, 2018, have a fixed interest rate of 7.1%.  The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the New York State Insurance Department (“the NYID”).  Interest expense in 2011 will approximate $71 million.

At December 31, 2010 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYID and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2010.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP.  The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under U.S. GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (i) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (j) certain assets, primarily pre-paid assets, are not admissible under SAP but are admissible under U.S. GAAP and (k) the fair valuing of all acquired assets and liabilities including intangible assets are required for U.S. GAAP purchase accounting.

The following tables reconcile the Insurance Group’s statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by NYID laws and regulations with net earnings (loss) and equity on a U.S. GAAP basis.

	December 31,
	2010	2009	2008
	(In Millions)

Net change in statutory surplus and
capital stock	$685	$(39)	$(3,414)
Change in AVR	(291)	289	(809)
Net change in statutory surplus, capital stock
and AVR	394	250	(4,223)
Adjustments:
Future policy benefits and policyholders’
account balances	(61)	(5,995)	3
DAC	747	860	(2,090)
Deferred income taxes	(1,006)	1,167	(4,116)
Valuation of investments	145	(659)	3,695
Valuation of investment subsidiary	366	(579)	5,046
Change in fair value of reinsurance contracts	2,350	(2,566)	1,567
Pension adjustment	56	17	1,390
Premiums and benefits ceded to AXA Bermuda	(1,099)	5,541	2,847
Issuance of surplus notes	-	-	(1,000)
Shareholder dividends paid	300	-	-
Changes in non-admitted assets	(64)	29	137
Other, net	(55)	(33)	(13)
U.S. GAAP adjustments for Wind-up Annuities	-	(195)	(17)
U.S. GAAP Net Earnings (Loss) Attributable to AXA Equitable	$2,073	$(2,163)	$3,226

	December 31,
	2010	2009	2008
	(In Millions)

Statutory surplus and capital stock	$3,801	$3,116	$3,155
AVR	431	722	433
Statutory surplus, capital stock and AVR	4,232	3,838	3,588
Adjustments:
Future policy benefits and policyholders’ account balances	(2,015)	(1,464)	(1,487)
DAC	8,383	7,745	7,482
Deferred income taxes	(4,775)	(3,705)	(4,585)
Valuation of investments	1,658	673	(2,312)
Valuation of investment subsidiary	(657)	(1,019)	588
Fair value of reinsurance contracts	4,606	2,256	4,822
Deferred cost of insurance ceded to AXA Bermuda	2,904	3,178	3,496
Non-admitted assets	761	1,036	1,144
Issuance of surplus notes	(1,525)	(1,525)	(1,525)
Other, net	(521)	(152)	140
U.S. GAAP adjustments for Wind-up Annuities	-	-	12
U.S. GAAP Total Equity Attributable to AXA Equitable	$13,051	$10,861	$11,363

21)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	2010	2009	2008
	(In Millions)

Segment revenues:
Insurance	$8,511	$336	$15,075
Investment Management (1)	2,959	2,942	3,543
Consolidation/elimination	(29)	(36)	(76)
Total Revenues	$11,441	$3,242	$18,542

(1)
Intersegment investment advisory and other fees of approximately $62 million, $56 million and $93 million for 2010, 2009 and 2008, respectively, are included in total revenues of the Investment Management segment.

	2010	2009	2008
		(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$2,613	$(3,666)	$4,454
Investment Management (2)	400	589	932
Consolidation/elimination	2	(2)	-
Total Earnings (Loss) from Continuing Operations,
before Income Taxes	$3,015	$(3,079)	$5,386

(2)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2010	2009
	(In Millions)

Segment assets:
Insurance	$152,032	$139,151
Investment Management	11,136	10,771
Consolidation/elimination	(12)	(18)
Total Assets	$163,156	$149,904

In accordance with SEC regulations, securities with a fair value of $1,085 million and $948 million have been segregated in a special reserve bank custody account at December 31, 2010 and 2009, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

22)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2010 and 2009 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)
2010
Total Revenues	$2,133	$5,387	$5,115	$(1,194)

Earnings (Loss) from Continuing Operations, Net of Income Taxes	$396	$1,591	$1,567	$(1,481)

Earnings (Loss) Net, Attributable to AXA Equitable	$396	$1,591	$1,567	$(1,481)

2009
Total Revenues	$1,320	$(1,034)	$1,685	$1,271

Earnings (Loss) from Continuing Operations, Net of Income Taxes	$(316)	$(1,347)	$(141)	$(362)

Net Earnings (Loss) Attributable to AXA Equitable	$(310)	$(1,344)	$(145)	$(364)

Report of Independent Registered Public Accounting Firm on
Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of
AXA Equitable Life Insurance Company:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2011 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 of  Notes to the Consolidated Financial Statements, AXA Equitable changed its methods of accounting for noncontrolling interests in consolidated financial statements on January 1, 2009 and for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 10, 2011

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2010

			Carrying
Type of Investment	Cost (A)	Fair Value	Value
	(In Millions)

Fixed maturities:
U.S. government, agencies and authorities	$1,986	$1,916	$1,916
State, municipalities and political subdivisions	516	511	511
Foreign governments	428	473	473
Public utilities	3,642	3,880	3,880
All other corporate bonds	20,281	20,989	20,989
Redeemable preferred stocks	1,328	1,288	1,288
Total fixed maturities	28,181	29,057	29,057
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	26	23	23
Mortgage loans on real estate	3,571	3,699	3,571
Real estate joint ventures	140	N/A	140
Policy loans	3,581	4,428	3,581
Other limited partnership interests and equity investments	1,595	1,595	1,595
Trading securities	482	506	506
Other invested assets	1,413	1,413	1,413

Total Investments	$38,989	$40,721	$39,886

(A)
Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
BALANCE SHEETS (PARENT COMPANY)
DECEMBER 31, 2010 AND 2009

	2010	2009
	(In Millions)

ASSETS
Investment:
Fixed maturities available for sale, at fair value (amortized cost of $28,134 and $27,457, respectively)	$29,007	$27,426
Mortgage loans on real estate	3,571	3,555
Equity real estate, held for the production of income	140	99
Policy loans	3,580	3,617
Investments in and loans to affiliates	2,434	1,924
Other equity investments	1,390	1,295
Other invested assets	1,404	1,475
Total investments	41,526	39,391
Cash and cash equivalents	1,413	1,080
Deferred policy acquisition costs	8,383	7,745
Amounts due from reinsurers	3,252	3,028
Other assets	9,676	8,030
Separate Accounts’ assets	92,014	84,016

Total Assets	$156,264	$143,290

LIABILITIES
Policyholders’ account balances	$24,654	$24,107
Future policy benefits and other policyholders liabilities	18,931	17,691
Broker-dealer related payables	5	-
Short-term and long-term debt	200	200
Income taxes payable	3,712	2,608
Loans from affiliates	1,325	1,325
Other liabilities	2,372	2,482
Separate Accounts’ liabilities	92,014	84,016
Total liabilities	143,213	132,429

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued
and outstanding	2	2
Capital in excess of par value	5,593	5,582
Retained earnings	8,085	6,312
Accumulated other comprehensive income (loss)	(629)	(1,035)
Total AXA Equitable’s equity	13,051	10,861

Total Liabilities and AXA Equitable’s Equity	$156,264	$143,290

The financial information of AXA Equitable Life Insurance Company (“Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
STATEMENTS OF EARNINGS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,067	$2,918	$2,956
Premiums	530	431	753
Net investment income (loss):
Investment income (loss) from derivative instruments	(269)	(3,079)	7,302
Other investment income (loss)	2,239	1,958	2,030
Total net investment income (loss)	1,970	(1,121)	9,332
Investment gains (losses), net:
Total other-than-temporary impairment losses	(300)	(168)	(283)
Portion of loss recognized in other comprehensive income (loss)	18	6	-
Net impairment losses recognized	(282)	(162)	(283)
Other investment gains (losses), net	51	165	(75)
Total investment gains (losses), net	(231)	3	(358)
Equity in earnings (loss) of subsidiaries	468	483	730
Commissions, fees and other income	714	601	724
Increase (decrease) in fair value of reinsurance contracts	2,350	(2,566)	1,567
Total revenues	8,868	749	15,704

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	3,079	1,299	4,692
Interest credited to policyholders’ account balances	951	1,004	1,065
Compensation and benefits	463	755	675
Commissions	1,056	1,074	1,518
Interest expense	106	106	40
Amortization of deferred policy acquisition costs	168	115	3,484
Capitalization of deferred policy acquisition costs	(916)	(975)	(1,394)
Rent expense	56	58	47
Amortization and depreciation	2	63	63
Premium taxes	40	36	39
Other operating costs and expenses	783	373	266
Total benefits and other deductions	5,788	3,908	10,495

Earnings (loss) from continuing operations, before income taxes	3,080	(3,159)	5,209
Income tax (expense) benefit	(772)	1,352	(1,514)
Earnings (loss) from continuing operations	2,308	(1,807)	3,695
Equity in earnings (losses) from discontinued operations, net of income taxes	-	3	(5)
Equity in gains on sale of discontinued operations, net of income taxes	-	-	6
Net Earnings (Loss)	2,308	(1,804)	3,696
Less: net earnings (loss) attributable to the noncontrolling interest	(235)	(359)	(470)
Net Earnings (Loss) Attributable to AXA Equitable	$2,073	$(2,163)	$3,226

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In Millions)
Net earnings (loss)	$2,308	$(1,804)	$3,696
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Interest credited to policyholders’ account balances	951	1,004	1,065
Universal life and investment-type policy fee income	(3,067)	(2,918)	(2,956)
Investment (gains) losses, net	231	(3)	358
Equity in net earnings of subsidiaries	(468)	(482)	(732)
Dividends from subsidiaries	123	121	242
Change in deferred policy acquisition costs	(748)	(860)	2,090
Change in future policy benefits and other policyholder funds	1,136	(755)	2,398
(Income) loss related to derivative instruments	268	3,079	(7,302)
Change in reinsurance recoverable with affiliate	(233)	1,486	(6,351)
Change in fair value of contracts	(2,350)	2,566	(1,567)
Change in income tax payable	830	(1,150)	1,171
Amortization of reinsurance cost	274	318	11
Amortization and depreciation	100	94	71
Other, net	(8)	121	219

Net cash provided by (used in) operating activities	(653)	817	(7,587)

Cash flows from investing activities:
Maturities and repayments	2,746	2,055	1,722
Sales	2,863	6,522	605
Purchases	(6,529)	(8,566)	(2,034)
Cash settlements related to derivative instruments	(651)	(2,565)	5,337
Increase in loans to affiliates	-	(250)	-
Decrease in loans to affiliates	3	1	-
Sale of AXA Equitable Life and Annuity	-	-	61
Change in short-term investments	(53)	140	29
Change in policy loans	37	84	(8)
Other, net	(97)	(56)	(30)

Net cash provided by (used in) investing activities	(1,681)	(2,635)	5,682

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE II
STATEMENTS OF CASH FLOWS (PARENT COMPANY)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(CONTINUED)

	2010	2009	2008
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$3,187	$3,395	$4,400
Withdrawals and transfers to Separate Accounts	(483)	(2,161)	(2,598)
Shareholder dividends paid	(300)	-	-
Capital contribution	-	439	-
Change in short-term financings	-	-	(249)
Change in collateralized pledged liabilities	(270)	126	569
Change in collateralized pledged assets	533	(632)	-
Increase in loans from affiliates	-	-	1,000
Net cash provided by (used in) financing activities	2,667	1,167	3,122

Change in cash and cash equivalents	333	(651)	1,217

Cash and cash equivalents, beginning of year	1,080	1,731	514

Cash and Cash Equivalents, End of Year	$1,413	$1,080	$1,731

Supplemental cash flow information:
Interest Paid	$19	$15	$23
Income Taxes (Refunded) Paid	$(27)	$(20)	$125

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2010

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	Net	Policyholders’	of Deferred
	Policy	Policyholders’	And Other	and	Investment	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Income	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	(Loss) (1)	Credited	Costs	Expense(2)
	(In Millions)

Insurance	$8,383	$24,654	$18,965	$3,597	$1,943	$4,032	$168	$1,698
Investment
Management	-	-	-	-	2	-	-	2,559
Consolidation/
elimination	-	-	-	-	31	-	-	(31)
Total	$8,383	$24,654	$18,965	$3,597	$1,976	$4,032	$168	$4,226

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2009

			Future Policy	Policy			Amortization
	Deferred		Benefits	Charges	Net	Policyholders’	of Deferred
	Policy	Policyholders’	And Other	and	Investment	Benefits and	Policy	Other
	Acquisition	Account	Policyholders’	Premium	Income	Interest	Acquisition	Operating
Segment	Costs	Balances	Funds	Revenue	(Loss) (1)	Credited	Costs	Expense(2)
	(In Millions)

Insurance	$7,745	$24,107	$17,727	$3,349	$(1,148)	$2,302	$115	$1,585
Investment
Management	-	-	-	-	150	-	-	2,353
Consolidation/
elimination	-	-	-	-	18	-	-	(34)
Total	$7,745	$24,107	$17,727	$3,349	$(980)	$2,302	$115	$3,904

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
AT AND FOR THE YEAR ENDED DECEMBER 31, 2008

	Policy			Amortization
	Charges	Net	Policyholders’	of Deferred
	and	Investment	Benefits and	Policy	Other
	Premium	Income	Interest	Acquisition	Operating
Segment	Revenue	(Loss) (1)	Credited	Costs	Expense(2)
	(In Millions)

Insurance	$3,711	$9,325	$5,768	$3,485	$1,369
Investment
Management	-	(288)	-	-	2,610
Consolidation/
elimination	-	17	-	-	(76)
Total	$3,711	$9,054	$5,768	$3,485	$3,903

(3)	Net investment income (loss) is based upon specific identification of portfolios within segments.

(4)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY
SCHEDULE IV
REINSURANCE(A)
AT OR FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

			Assumed		Percentage
		Ceded to	from		of Amount
	Gross	Other	Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net
	(Dollars In Millions)
2010
Life Insurance In-Force	$378,078	$124,959	$37,124	$209,243	$17.7%

Premiums:
Life insurance and
annuities	$802	$517	$197	$482	40.9%
Accident and health	101	69	16	48	33.3%
Total Premiums	$903	$586	$213	$530	40.2%

2009
Life Insurance In-Force	$353,626	$142,588	$40,005	$251,043	15.9%

Premiums:
Life insurance and
annuities	$730	$535	$183	$378	48.4%
Accident and health	108	74	19	53	35.7%
Total Premiums	$838	$609	$202	$431	46.9%

2008
Life Insurance In-Force	$336,300	$155,466	$40,939	$221,773	18.5%

Premiums:
Life insurance and
annuities	$733	$204	$171	$700	24.4%
Accident and health	115	79	23	59	39.2%
Total Premiums	$848	$283	$194	$759	25.6%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company (“AXA Equitable”) and its subsidiaries’ (together, the “Company”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.

Management’s annual report on internal control over financial reporting

Management, including the Chief Executive Officer and Chief Financial Officer of AXA Equitable, is responsible for establishing and maintaining adequate internal control over AXA Equitable’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

AXA Equitable’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of AXA Equitable’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by AXA Equitable’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit AXA Equitable to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

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

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I to Form 10-K.

13-1

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Equitable’s annual financial statements for 2010 and 2009, and fees for other services rendered by PwC:

	2010	2009
	(In Thousands)
Principal Accounting Fees and Services:
Audit fees	$11,892	$15,263
Audit related fees	3,175	2,662
Tax fees	2,701	2,270
All other fees	30	42
Total	$17,798	$20,237

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

On November 9, 2005, AllianceBernstein's committees adopted  a policy to pre-approve audit and non-audit service engagements with  the   independent registered public accounting firm.  The policy was revised on August 3, 2006. The independent registered public accounting firm is to provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed.  The audit committee then affirmatively indicates its approval of the listed engagements.  Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000.  In addition, each audit committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

All services provided by PwC in 2010 were pre-approved in accordance with the procedures described above.

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

Date:	March 10, 2011	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Mark Pearson
		Name:	Mark Pearson
Chairman of the Board and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson	Chairman of the Board and Chief	March 10, 2011
Mark Pearson	Executive Officer, Director

/s/ Richard S. Dziadzio	Senior Executive Vice President and	March 10, 2011
Richard S. Dziadzio	Chief Financial Officer

/s/ Alvin H. Fenichel	Senior Vice President and Chief	March 10, 2011
Alvin H. Fenichel	Accounting Officer

/s/ Henri de Castries	Director	March 10, 2011
Henri de Castries

/s/ Denis Duverne	Director	March 10, 2011
Denis Duverne

/s/ Charlynn Goins	Director	March 10, 2011
Charlynn Goins

/s/ Danny L. Hale	Director	March 10, 2011
Danny L. Hale

/s/ Anthony J. Hamilton	Director	March 10, 2011
Anthony J. Hamilton

/s/ Mary R. Henderson	Director	March 10, 2011
Mary R. Henderson

/s/ James F. Higgins	Director	March 10, 2011
James F. Higgins

/s/ Peter S. Kraus	Director	March 10, 2011
Peter S. Kraus

/s/ Scott D. Miller	Director	March 10, 2011
Scott D. Miller

/s/ Joseph H. Moglia	Director	March 10, 2011
Joseph H. Moglia

/s/ Lorie A. Slutsky	Director	March 10, 2011
Lorie A. Slutsky

/s/ Ezra Suleiman	Director	March 10, 2011
Ezra Suleiman

/s/ Peter J. Tobin	Director	March 10, 2011
Peter J. Tobin

/s/ Richard C. Vaughan	Director	March 10, 2011
Richard C. Vaughan

S-1

INDEX TO EXHIBITS

Tag
Number	Description	Method of Filing	Value

2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference

3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among Equitable Life, AXA Financial and AXA	Filed as Exhibit 10(d) to AXA Financial’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Financial, Equitable Life and AXA	Filed as Exhibit 10(e) to AXA Financial’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between Equitable Life and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to AXA Financial’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.4	Fiscal Agency Agreement between Equitable Life and The Chase Manhattan Bank, N.A.	Filed as Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference

E-1

Tag
Number	Description	Method of Filing	Value

10.5	Distribution and Servicing Agreement between AXA Advisors (as successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.6	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.7	General Agent Sales Agreement between Equitable Life and AXA Network dated as of January 1, 2000	Filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.8	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

13.1	AllianceBernstein Risk Factors	Filed herewith	EX-13.1

21	Subsidiaries of the registrant	Omitted pursuant to General Instruction I of Form 10-K

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2

E-2