Form 10-Q
period 2011-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2011-05-13
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 2011

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

(212) 554-1234
(Registrant’s telephone number, including area code)

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

As of May 13, 2011, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA EQUITABLE LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)
	• Consolidated Balance Sheets, March 31, 2011 and December 31, 2010	4
	• Consolidated Statements of Earnings (Loss), Quarters Ended
	March 31, 2011 and 2010	6
	• Consolidated Statements of Equity and Comprehensive Income (Loss),
	Quarters Ended March 31, 2011 and 2010	7
	• Consolidated Statements of Cash Flows, Quarters Ended
	March 31, 2011 and 2010	8
	• Notes to Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	44

Item 3:	Quantitative and Qualitative Disclosures About Market Risk*	51

Item 4:	Controls and Procedures	51

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	52

Item 1A:	Risk Factors	52

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds *	52

Item 3:	Defaults Upon Senior Securities *	52

Item 4:	(Removed and Reserved)	52

Item 5:	Other Information	52

Item 6:	Exhibits	52

SIGNATURES		53

*Omitted pursuant to General Instruction H to Form 10-Q.

FORWARD-LOOKING STATEMENTS

Some of the statements made in this report, including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and elsewhere, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among other things, discussions concerning potential exposure of AXA Equitable Life Insurance Company and its subsidiaries to market risks and the impact of new accounting pronouncements, as well as statements expressing management’s expectations, beliefs, estimates, forecasts, projections and assumptions, as indicated by words such as “believes,” “estimates,” “intends,” “anticipates,” “plans,” “expects,” “projects,” “should,” “probably,” “risk,” “target,” “goals,” “objectives,” or similar expressions.  AXA Equitable Life Insurance Company assumes no duty to update any forward-looking statement.  Forward-looking statements are based on management’s expectations and beliefs concerning future developments and their potential effects and are subject to risks and uncertainties.  Forward-looking statements are not a guarantee of future performance.  Actual results could differ materially from those anticipated by forward-looking statements due to a number of important factors, including those discussed under “Risk Factors” in Part I, Item 1A of AXA Equitable Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

PART I  FINANCIAL INFORMATION
Item 1:  Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$28,908	$29,057
Mortgage loans on real estate	3,644	3,571
Equity real estate, held for the production of income	150	140
Policy loans	3,567	3,581
Other equity investments	1,756	1,618
Trading securities	545	506
Other invested assets	1,347	1,413
Total investments	39,917	39,886
Cash and cash equivalents	2,168	2,155
Cash and securities segregated, at fair value	1,330	1,110
Broker-dealer related receivables	1,308	1,389
Deferred policy acquisition costs	8,230	8,383
Goodwill and other intangible assets, net	3,696	3,702
Amounts due from reinsurers	3,239	3,252
Loans to affiliates	1,045	1,045
Other assets	9,167	10,220
Separate Accounts’ assets	95,406	92,014

Total Assets	$165,506	$163,156

LIABILITIES
Policyholders’ account balances	$24,837	$24,654
Future policy benefits and other policyholders liabilities	18,797	18,965
Broker-dealer related payables	447	369
Customers related payables	1,771	1,770
Amounts due to reinsurers	61	75
Short-term and long-term debt	466	425
Loans from affiliates	1,325	1,325
Income taxes payable	3,954	4,315
Other liabilities	2,908	3,075
Separate Accounts’ liabilities	95,406	92,014

Total liabilities	149,972	146,987

Commitments and contingent liabilities (Note 10)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS- CONTINUED
(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In Millions)
EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2.0 million shares authorized,
issued and outstanding	$2	$2
Capital in excess of par value	5,605	5,593
Retained earnings	7,483	8,085
Accumulated other comprehensive income (loss)	(603)	(629)
Total AXA Equitable’s equity	12,487	13,051
Noncontrolling interest	3,047	3,118
Total equity	15,534	16,169

Total Liabilities and Equity	$165,506	$163,156

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$896	$723
Premiums	152	148
Net investment income (loss):
Investment income (loss) from derivative instruments	(366)	(155)
Other investment income (loss)	607	550
Total net investment income (loss)	241	395
Investment gains (losses), net:
Total other-than-temporary impairment losses	-	(32)
Portion of loss recognized in other comprehensive income (loss)	-	2
Net impairment losses recognized	-	(30)
Other investment gains (losses), net	(3)	31
Total investment gains (losses), net	(3)	1
Commissions, fees and other income	958	913
Increase (decrease) in fair value of reinsurance contracts	(933)	(47)
Total revenues	1,311	2,133

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	478	584
Interest credited to policyholders’ account balances	242	233
Compensation and benefits	462	480
Commissions	272	243
Distribution related payments	75	67
Amortization of deferred sales commissions	10	12
Interest expense	27	27
Amortization of deferred policy acquisition costs	377	(147)
Capitalization of deferred policy acquisition costs	(224)	(213)
Rent expense	62	62
Amortization of other intangible assets	6	6
Other operating costs and expenses	411	335
Total benefits and other deductions	2,198	1,689

Earnings (loss) from continuing operations before income taxes	$(887)	$444
Income tax (expense) benefit	356	24

Net earnings (loss)	(531)	468
Less: net (earnings) loss attributable to the noncontrolling interest	(71)	(72)

Net Earnings (Loss) Attributable to AXA Equitable	$(602)	$396

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,593	5,583
Changes in capital in excess of par value	12	7
Capital in excess of par value, end of period	5,605	5,590

Retained earnings, beginning of year	8,085	6,312
Net earnings (loss) attributable to AXA Equitable	(602)	396
Retained earnings, end of period	7,483	6,708

Accumulated other comprehensive income (loss), beginning of year	(629)	(1,036)
Other comprehensive income (loss), attributable to AXA Equitable	26	112
Accumulated other comprehensive income (loss), end of period	(603)	(924)

Total AXA Equitable’s equity, end of period	12,487	11,376

Noncontrolling interest, beginning of year	3,118	3,269
Purchase of AllianceBernstein Units by noncontrolling interest	-	1
Repurchase of AllianceBernstein Holding units	(32)	(18)
Purchase of noncontrolling interest in consolidated entity	(32)	-
Net earnings (loss) attributable to noncontrolling interest	71	72
Dividends paid to noncontrolling interest	(92)	(125)
Other comprehensive income (loss) attributable to noncontrolling interest	(8)	11
Other changes in noncontrolling interest	22	37

Noncontrolling interest, end of period	3,047	3,247

Total Equity, End of Period	$15,534	$14,623

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(531)	$468
Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	39	143
Changes in defined benefit plan related items, not yet recognized in
periodic benefit cost, net of reclassification adjustment	(21)	(20)
Total other comprehensive income (loss), net of income taxes	18	123
Comprehensive income (loss)	(513)	591
Less: Comprehensive (income) loss attributable to noncontrolling interest	(63)	(83)

Comprehensive Income (Loss) Attributable to AXA Equitable	$(576)	$508

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
	(In Millions)

Net earnings (loss)	$(531)	$468
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	242	233
Universal life and investment-type product policy fee income	(896)	(723)
Net change in broker-dealer and customer related receivables/payables	119	(73)
(Income) loss on derivative instruments	366	155
Investment (gains) losses, net	3	(1)
Change in segregated cash and securities, net	(220)	(19)
Change in deferred policy acquisition costs	153	(360)
Change in future policy benefits	(90)	59
Change in income taxes payable	(376)	75
Change in accounts payable and accrued expenses	5	178
Contribution to pension plans	(233)	(135)
Change in fair value of reinsurance contracts	933	47
Equity (income) loss in other limited partnerships	(89)	(17)
Amortization of deferred compensation	58	39
Amortization of deferred sales commissions	10	12
Other depreciation and amortization	37	39
Amortization of reinsurance cost	111	70
Amortization of other intangibles	6	6
Other, net	68	152

Net cash provided by (used in) operating activities	(324)	205

Cash flows from investing activities:
Maturities and repayments of fixed maturities
and mortgage loans on real estate	1,085	429
Sales of investments	259	2,119
Purchases of investments.	(1,328)	(2,742)
Cash settlements related to derivative instruments	(347)	(422)
Change in short-term investments	8	7
Change in capitalized software, leasehold improvements
and EDP equipment	(21)	(3)
Other, net	(41)	(58)

Net cash provided by (used in) investing activities	(385)	(670)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED MARCH 31, 2011 AND 2010 - CONTINUED
(UNAUDITED)

	2011	2010
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$813	$725
Withdrawals and transfers to Separate Accounts	(58)	(136)
Change in short-term financings	45	(39)
Change in collateralized pledged assets	94	627
Change in collateralized pledged liabilities	4	(332)
Repurchase of AllianceBernstein Holding units	(50)	(24)
Distribution to non-controlling interests in consolidated subsidiaries	(92)	(125)
Other, net	(34)	23

Net cash provided by financing activities	722	719

Change in cash and cash equivalents	13	254
Cash and cash equivalents, beginning of year	2,155	1,792

Cash and Cash Equivalents, End of Period	$2,168	$2,046

Supplemental cash flow information:
Interest Paid	$-	$1
Income Taxes Paid	$3	$(267)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements on distribution of long-term incentive compensation awards. During first quarter 2011, AllianceBernstein purchased 2.2 million Holding units for $50 million, reflecting open-market purchases of 2.1 million Holding units for $48 million and the remainder primarily relating to employee tax withholding purchases.  AllianceBernstein intends to continue to engage in open-market purchases of Holding units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 100,000 restricted Holding unit awards to employees during first quarter 2011.  To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust.  There were approximately 2.7 million unallocated Holding units remaining in the consolidated rabbi trust as of March 31, 2011. The purchase and issuance of Holding units resulted in an increase of $10 million in Capital excess of par value with a corresponding $10 million decrease in Noncontrolling interest.

At March 31, 2011 and December 31, 2010, the Company’s economic interest in AllianceBernstein was 35.8% and 35.5%, respectively.  At March 31, 2011, and December 31, 2010, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 62.0% and 61.4%.

During first quarter 2011, AXA sold its 50% interest in AllianceBernstein’s consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction.  On March 31, 2011, AllianceBernstein purchased that 50% interest from the unaffiliated third party, making their Australian entity a wholly-owned subsidiary.  AllianceBernstein purchased the remaining 50% interest for $21 million.  As a result, the Company’s Noncontrolling interest decreased $27 million and AXA Equitable’s equity increased $6 million.

The terms “first quarter 2011” and “first quarter 2010” refer to the three months ended March 31, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which was effective for first quarter 2011.  These new disclosures have been included in the Notes to the Company’s consolidated financial statements, as appropriate.

In 2010, the FASB issued new guidance on stock compensation. This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades and that may be different from the functional currency of the issuer, the functional currency of the subsidiary-employer, or the payroll currency of the employee-recipient, should be considered an equity award assuming all other criteria for equity classification are met.  This guidance was effective for first quarter 2011.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements as it is consistent with the policies and practices currently applied by the Company in accounting for share-based-payment awards.

New Accounting Pronouncements

In April 2011, the FASB issued new guidance for a creditor's determination of whether a restructuring is a troubled debt restructuring (“TDR”).  The new guidance provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR.  The financial reporting implications of being classified as a TDR are that the creditor is required to:

•	Consider the receivable impaired when calculating the allowance for credit losses; and

•
Provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of recently issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.

The new guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  Management does not expect the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized		OTTI
	Cost	Gains	Losses	Fair Value	in AOCI (3)
	(In Millions)

March 31, 2011:
Fixed maturities:
Corporate	$20,279	$1,283	$95	$21,467	$-
U.S. Treasury, government
and agency	2,054	17	112	1,959	-
States and political subdivisions	496	10	11	495	-
Foreign governments	500	56	2	554	-
Commercial mortgage-backed	1,416	13	322	1,107	18
Residential mortgage-backed (1)	1,670	66	-	1,736	-
Asset-backed (2)	235	12	9	238	7
Redeemable preferred stock	1,365	26	39	1,352	-
Total Fixed Maturities	28,015	1,483	590	28,908	25

Equity securities	22	2	-	24	-

Total at March 31, 2011	$28,037	$1,485	$590	$28,932	$25

December 31, 2010
Fixed maturities:
Corporate	$20,494	$1,348	$110	$21,732	$-
U.S. Treasury, government
and agency	1,986	18	88	1,916	-
States and political subdivisions	516	11	16	511	-
Foreign governments	502	59	1	560	-
Commercial mortgage-backed	1,473	5	375	1,103	19
Residential mortgage-backed (1)	1,601	67	-	1,668	-
Asset-backed (2)	245	13	12	246	7
Redeemable preferred stock	1,364	23	66	1,321	-
Total Fixed Maturities	28,181	1,544	668	29,057	26

Equity securities	26	-	3	23	-

Total at December 31, 2010	$28,207	$1,544	$671	$29,080	$26

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At March 31, 2011 and December 31, 2010, respectively, the Company had trading fixed maturities with an amortized cost of $151 million and $207 million and carrying values of $151 million and $208 million.  Gross unrealized gains on trading fixed maturities were $0 million and $3 million and gross unrealized losses were $0 million and $2 million at March 31, 2011 and December 31, 2010, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2011 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the final year of maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at March 31, 2011

	Amortized
	Cost	Fair Value
	(In Millions)

Due in one year or less	$2,158	$2,202
Due in years two through five	8,136	8,645
Due in years six through ten	8,885	9,355
Due after ten years	4,150	4,273
Subtotal	23,329	24,475
Commercial mortgage-backed securities	1,416	1,107
Residential mortgage-backed securities	1,670	1,736
Asset-backed securities	235	238
Total	$26,650	$27,556

For the first quarters of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $211 million and $281 million, respectively.  Gross gains of $2 million and $16 million and gross losses of $6 million and $4 million were realized on these sales for the first quarters of 2011 and 2010, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first quarters of 2011 and 2010 amounted to $16 million and $319 million, respectively.

The Company recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended March 31,
	2011	2010
	(In Millions)

Credit losses recognized in earnings (loss) (1)	$-	$30
Non-credit losses recognized in OCI	-	2
Total OTTI	$-	$32

(1)
For first quarters 2011 and 2010, respectively, included in credit losses recognized in earnings (loss) were OTTI of $0 million and $0 million related to AFS fixed maturities as the Company intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2011	2010
	(In Millions)

Balances at January 1,	$(329)	$(145)
Previously recognized impairments on securities that matured, paid, prepaid or sold	23	3
Recognized impairments on securities impaired to fair value this period (1)	-	-
Impairments recognized this period on securities not previously impaired	-	(30)
Additional impairments this period on securities previously impaired	-	-
Increases due to passage of time on previously recorded credit losses	-	-
Accretion of previously recognized impairments due to increases in expected cash flows	-	-
Balances at March 31,	$(306)	$(172)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(10)	$(16)
All other	903	892
Equity securities	2	(3)
Net Unrealized Gains (Losses)	$895	$873

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI
	Net			Deferred	Gain (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$(16)	$3	$2	$4	$(7)
Net investment gains (losses)
arising during the period	6	-	-	-	6
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net earnings (loss) (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on:
DAC	-	(1)	-	-	(1)
Deferred income taxes	-	-	-	(2)	(2)
Policyholders liabilities	-	-	1	-	1
Balance, March 31, 2011	$(10)	$2	$3	$2	$(3)

Balance, January 1, 2010	$(11)	$6	$-	$2	$(3)
Net investment gains (losses)
arising during the period	-	-	-	-	-
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net earnings (loss) (1)	(2)	-	-	-	(2)
Impact of net unrealized investment
gains (losses) on:
DAC	-	(3)	-	-	(3)
Deferred income taxes	-	-	-	1	1
Policyholders liabilities	-	-	2	-	2
Balance, March 31, 2010	$(13)	$3	$2	$3	$(5)

(1)	Represents “transfers in” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI
	Net			Deferred	Gain (Loss)
	Unrealized			Income	Related to Net
	Gains			Tax	Unrealized
	(Losses) on		Policyholders	Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$889	$(135)	$(121)	$(223)	$410
Net investment gains (losses)
arising during the period	15	-	-	-	15
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	1	-	-	-	1
Excluded from Net earnings (loss) (1)	-	-	-	-	-
Impact of net unrealized investment
gains (losses) on:
DAC	-	1	-	-	1
Deferred income taxes	-	-	-	(7)	(7)
Policyholders liabilities	-	-	7	-	7
Balance, March 31, 2011	$905	$(134)	$(114)	$(230)	$427

Balance, January 1, 2010	$(6)	$(29)	$-	$(3)	$(38)
Net investment gains (losses)
arising during the period	324	-	-	-	324
Reclassification adjustment for
OTTI losses:
Included in Net earnings (loss)	(7)	-	-	-	(7)
Excluded from Net earnings (loss) (1)	2	-	-	-	2
Impact of net unrealized investment
gains (losses) on:
DAC	-	(27)	-	-	(27)
Deferred income taxes	-	-	-	(67)	(67)
Policyholders liabilities	-	-	(57)	-	(57)
Balance, March 31, 2010	$313	$(56)	$(57)	$(70)	$130

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 577 issues at March 31, 2011 and the 550 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Millions)
March 31, 2011
Fixed maturities:
Corporate	$2,675	$(68)	$273	$(27)	$2,948	$(95)
U.S. Treasury, government
and agency	934	(57)	164	(55)	1,098	(112)
States and political subdivisions	218	(5)	35	(6)	253	(11)
Foreign governments	77	(2)	10	-	87	(2)
Commercial mortgage-backed	50	(4)	935	(318)	985	(322)
Residential mortgage-backed	187	-	2	-	189	-
Asset-backed	6	-	61	(9)	67	(9)
Redeemable preferred stock	407	(8)	557	(31)	964	(39)

Total	$4,554	$(144)	$2,037	$(446)	$6,591	$(590)

December 31, 2010
Fixed maturities:
Corporate	$1,999	$(68)	$394	$(42)	$2,393	$(110)
U.S. Treasury, government
and agency	820	(42)	171	(46)	991	(88)
States and political subdivisions	225	(9)	33	(7)	258	(16)
Foreign governments	77	(1)	10	-	87	(1)
Commercial mortgage-backed	46	(3)	936	(372)	982	(375)
Residential mortgage-backed	157	-	2	-	159	-
Asset-backed	23	-	65	(12)	88	(12)
Redeemable preferred stock	345	(7)	689	(59)	1,034	(66)

Total	$3,692	$(130)	$2,300	$(538)	$5,992	$(668)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.35% of total investments.  The largest exposures to a single issuer of corporate securities held at March 31, 2011 and December 31, 2010 were $142 million and $142 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At March 31, 2011 and December 31, 2010, respectively, approximately $2,216 million and $2,303 million, or 7.9% and 8.2%, of the $28,015 million and $28,181 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $283 million and $361 million at March 31, 2011 and December 31, 2010, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At March 31, 2011 and December 31, 2010, respectively, the Company owned $28 million and $30 million in RMBS backed by subprime residential mortgage loans and $16 million and $17 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $12 million.

For the first quarters of 2011 and 2010, investment income is shown net of investment expenses of $17 million and $18 million, respectively.

At March 31, 2011 and December 31, 2010, respectively, the amortized cost of the Company’s trading account securities was $540 million and $482 million with respective fair values of $545 million and $506 million.  Also at March 31, 2011 and December 31, 2010, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $50 million and $42 million and costs of $47 million and $41 million as well as other equity securities with carrying values of $24 million and $23 million and costs of $22 million and $26 million.

In first quarters of 2011 and 2010, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $14 million and $14 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2011 and December 31, 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $0 million for commercial and $3 million and $3 million for agricultural, respectively.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans in first quarter 2011 are as follows:

Mortgage Loans
	Commercial	Agricultural	Total
Allowance for credit losses:	(In Millions)

Beginning balance, January 1	$18	$-	$18
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	-	-	-
Ending Balance, March 31	$18	$-	$18

Ending Balance, March 31:
Individually Evaluated for Impairment	$18	$-	$18

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated Credit Quality	$-	$-	$-

There were no investment valuation allowances for mortgage loans at March 31, 2010.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
March 31, 2011
Debt Service Coverage Ratio

Loan-to Value Ratio (2):						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Commercial Mortgage Loans (1)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$98	$-	$-	$56	$1	$-	$155
50% - 70%	55	194	121	49	55	-	474
70% - 90%	69	5	483	330	256	50	1,193
90% plus	-	-	84	72	297	117	570
Total Commercial
Mortgage Loans	$222	$199	$688	$507	$609	$167	$2,392

Agricultural Mortgage Loans (1)

0% - 50%	$152	$80	$146	$240	$188	$5	$811
50% - 70%	49	8	136	146	97	20	456
70% - 90%	-	-	-	-	-	-	-
90% plus	-	-	-	-	3	-	3
Total Agricultural
Mortgage Loans	$201	$88	$282	$386	$288	$25	$1,270

Total Mortgage Loans(1)

0% - 50%	$250	$80	$146	$296	$189	$5	$966
50% - 70%	104	202	257	195	152	20	930
70% - 90%	69	5	483	330	256	50	1,193
90% plus	-	-	84	72	300	117	573

Total Mortgage Loans	$423	$287	$970	$893	$897	$192	$3,662

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2011.

Age Analysis of Past Due Mortgage Loans

							Recorded
			Greater				Investment
			Than			Total	> 90 Days
	30-59	60-89	90			Financing	and
	Days	Days	Days	Total	Current	Receivables	Accruing
	(In Millions)

Commercial	$-	$-	$-	$-	$2,392	$2,392	$-
Agricultural	1	37	3	41	1,229	1,270	-
Total Mortgage Loans	$1	$37	$3	$41	$3,621	$3,662	$-

The following table provides information regarding impaired loans at March 31, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment (1)	Recognized
March 31, 2011	(In Millions)
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	3	3	-	3	-
Total	$3	$3	$-	$3	$-

With related allowance recorded:
Commercial mortgage loans - other	$118	$100	$(18)	$120	$2
Agricultural mortgage loans	-	-	-	-	-
Total	$118	$100	$(18)	$120	$2

December 31, 2010
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	3	3	-	-	-
Total	$3	$3	$-	$-	$-

With related allowance recorded:
Commercial mortgage loans - other	$122	$122	$(18)	$24	$2
Agricultural mortgage loans	-	-	-	-	-
Total	$122	$122	$(18)	$24	$2

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders' account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders' account balances would support.  The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions.  For GMDB, GMIB and GWBL, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

GWBL features and reinsurance contracts covering GMIB exposure are considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value.  None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging.  All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the embedded derivatives, the GWBL features are reported in Policyholder’s benefits and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, in fourth quarter 2008 and continuing into 2009, the Company implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  A majority of this protection expired in first quarter 2010, but a portion of the equity market protection extended into and expired in first quarter 2011.  Beginning in 2010, the Company has occasionally had in place an anticipatory hedge program to protect against declining interest rates with respect to a part of its projected variable annuity sales.  Since 2010, a significant portion of exposure to realized interest rate volatility was hedged through the purchase of swaptions with initial maturities between 6 months and 10 years.  Beginning in fourth quarter 2010, the Company purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive and annuity business.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category
At March 31, 2011

		Fair Value		Gains (Losses)
	Notional	Asset	Liability	Reported in
	Amount	Derivatives	Derivatives	Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$3,982	$-	$1	$(254)
Swaps	473	2	12	(23)
Options	179	28	19	3

Interest rate contracts (1):
Floors	9,000	286	-	(8)
Swaps	6,036	168	44	(24)
Futures	4,553	146	-	(28)
Swaptions	5,229	-	-	(32)

Other freestanding contracts (1):
Foreign currency contracts	103	-	1	-
Net investment income (loss)				(366)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	3,673	-	(933)

GWBL and other features (3)	-	3	-	41

Total, March 31, 2011	$29,555	$4,306	$77	$(1,258)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

	At December 31, 2010			Gains (Losses)
		Fair Value		Reported in
	Notional	Asset	Liability	Earnings (Loss)
	Amount	Derivatives	Derivatives	March 31, 2010
	(In Millions)
Freestanding derivatives:
Equity contracts (1):
Futures	$3,772	$-	$-	$(234)
Swaps	734	-	27	(21)
Options	1,070	5	1	(32)

Interest rate contracts (1):
Floors	9,000	326	-	28
Swaps	5,352	201	134	46
Futures	5,151	-	-	(5)
Swaptions	4,479	171	-	63

Other freestanding contracts (1):
Foreign currency contracts	133	-	1	-
Net investment income (loss)				(155)

Embedded derivatives:
GMIB reinsurance contracts (2)	-	4,606	-	(47)

GWBL and other features (3)	-	-	38	14

Total	$29,691	$5,309	$201	$(188)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

At March 31, 2011, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $207 million.  At March 31, 2011, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year and 30-year U.S. Treasury Notes, having initial margin requirements of $70 million.  At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $27 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at March 31, 2011 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At March 31, 2011 and December 31, 2010, respectively, the Company held $470 million and $512 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at March 31, 2011 and December 31, 2010, respectively, were $6 million and $84 million, for which the Company had posted collateral of $5 million and $99 million in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on March 31, 2011, the Company would not have been required to post material collateral to its counterparties.

4)	CLOSED BLOCK

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force.  As of January 1, 2001, AXA Equitable has developed an actuarial calculation of the expected timing of AXA Equitable’s Closed Block’s earnings.

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

Summarized financial information for the Closed Block follows:

	March 31,	December 31,
	2011	2010
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,224	$8,272
Policyholder dividend obligation	111	119
Other liabilities	161	142
Total Closed Block liabilities	8,496	8,533

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities available for sale, at fair value
(amortized cost of $5,500 and $5,416)	5,688	5,605
Mortgage loans on real estate	971	981
Policy loans	1,107	1,119
Cash and other invested assets	194	281
Other assets	235	245
Total assets designated to the Closed Block	8,195	8,231

Excess of Closed Block liabilities over assets designated to the
Closed Block	301	302

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred
income tax (expense) benefit of $(30) and $(28) and
policyholder dividend obligation of $(111) and $(119)	56	53

Maximum Future Earnings To Be Recognized From Closed Block
Assets and Liabilities	$357	$355

Closed Block revenues and expenses were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

REVENUES:
Premiums and other income	$92	$95
Investment income (loss) (net of investment expenses of $0 and $0)	110	118
Investment gains (losses), net:
Total OTTI losses	-	-
Portion of loss recognized in other comprehensive income (loss)	-	-
Net impairment losses recognized	-	-
Other investment gains (losses), net	1	6
Total investment gains (losses), net	1	6
Total revenues	203	219

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	205	203
Other operating costs and expenses	1	1
Total benefits and other deductions	206	204

Net revenues before income taxes	(3)	15
Income tax (expense) benefit	1	(5)
Net Revenues	$(2)	$10

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Balances, beginning of year	$119	$-
Unrealized investment gains (losses)	(8)	55
Balances, End of Period	$111	$55

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

•
Ratchet: the benefit is the greatest of current account value, premiums paid (adjusted for withdrawals), or the highest account value on any anniversary up to contractually specified ages (adjusted for withdrawals);

•	Roll-Up: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals) accumulated at contractually specified interest rates up to specified ages;

•	Combo: the benefit is the greater of the ratchet benefit or the roll-up benefit, which may include a five year or an annual reset; or

•	Withdrawal: the withdrawal is guaranteed up to a maximum amount per year for life.

The following table summarizes the  GMIB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2011	$1,265	$2,311	$3,576
Paid guarantee benefits	(43)	(10)	(53)
Other changes in reserve	76	7	83
Balance at March 31, 2011	$1,298	$2,308	$3,606

Balance at January 1, 2010	$1,087	$1,558	$2,645
Paid guarantee benefits	(48)	(11)	(59)
Other changes in reserve	75	44	119
Balance at March 31, 2010	$1,114	$1,591	$2,705

Related GMDB reinsurance ceded amounts were:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Balance, beginning of year	$533	$405
Paid guarantee benefits	(18)	(17)
Other changes in reserve	43	44
Balance, End of Period	$558	$432

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)

GMDB:
Account values invested in:
General Account	$11,681	$237	$129	$471	$12,518
Separate Accounts	$30,407	$7,820	$4,330	$35,978	$78,535
Net amount at risk, gross	$806	$842	$2,482	$9,516	$13,646
Net amount at risk, net of
amounts reinsured	$806	$539	$1,642	$3,696	$6,683
Average attained age
of contractholders	50.1	62.9	68.1	63.4	53.9
Percentage of contractholders
over age 70	7.8%	26.3%	45.2%	26.6%	13.6%
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	$578	$605
Separate Accounts	N/A	N/A	$2,910	$48,839	$51,749
Net amount at risk, gross	N/A	N/A	$1,099	$664	$1,763
Net amount at risk, net of
amounts reinsured	N/A	N/A	$324	$150	$474
Weighted average years
remaining until annuitization	N/A	N/A	0.6	5.9	5.5
Range of contractually specified
interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

The GWBL and other guaranteed benefits related (asset) liability not included above, were $(3) million and $38 million at March 31, 2011 and December 31, 2010, respectively, which is accounted for as embedded derivatives.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31,	December 31,
	2011	2010

GMDB:
Equity	$51,488	$48,904
Fixed income	3,839	3,980
Balanced	22,542	22,230
Other	666	713
Total	$78,535	$75,827

GMIB:
Equity	$33,352	$31,837
Fixed income	2,347	2,456
Balanced	15,708	15,629
Other	342	370
Total	$51,749	$50,292

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  The program has also been extended to cover other guaranteed benefits as they have been made available.  This program currently utilizes derivative instruments, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, variance swaps and swaptions as well as repurchase agreement transactions that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits' exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At March 31, 2011, the total account value and net amount at risk of the hedged Accumulator® series of variable annuity contracts were $40,382 million and $5,020 million, respectively, with the GMDB feature and $21,271 million and $154 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net
	(In Millions)

Balance at January 1, 2011	$375	$(231)	$144
Other changes in reserves	13	(6)	7
Balance at March 31, 2011	$388	$(237)	$151

Balance at January 1, 2010	$255	$(174)	$81
Other changes in reserves	53	(22)	31
Balance at March 31, 2010	$308	$(196)	$112

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2011

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$21,106	$355	$21,467
U.S. Treasury, government
and agency	-	1,959	-	1,959
States and political subdivisions	-	447	48	495
Foreign governments	-	533	21	554
Commercial mortgage-backed	-	-	1,107	1,107
Residential mortgage-backed (1)	-	1,736	-	1,736
Asset-backed (2)	-	113	125	238
Redeemable preferred stock	231	1,118	3	1,352
Subtotal	237	27,012	1,659	28,908
Other equity investments	61	-	13	74
Trading securities	487	58	-	545
Other invested assets:
Short-term	-	140	-	140
Swaps	-	114	-	114
Options	-	8	-	8
Floors	-	286	-	286
Swaptions	-	146	-	146
Subtotal	-	694	-	694
Cash equivalents	1,649	-	-	1,649
Segregated securities	-	1,330	-	1,330
GMIB reinsurance contracts	-	-	3,673	3,673
Separate Accounts’ assets	92,820	2,374	212	95,406
Total Assets	$95,254	$31,468	$5,557	$132,279

Liabilities:
GWBL and other features’ liability	$-	$-	$(3)	$(3)
Total Liabilities	$-	$-	$(3)	$(3)

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
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

Liabilities:
GWBL and other features’ liability	$-	$-	$38	$38
Total Liabilities	$-	$-	$38	$38

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 74.8% and 74.2% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 23.7% and 24.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At March 31, 2011 and December 31, 2010, respectively, approximately $1,794 million and $1,726 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at March 31, 2011 and December 31, 2010, respectively, the net fair value of freestanding derivative positions is approximately $553 million and $540 million or approximately 41.0% and 38.2% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $1.3 million at March 31, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at March 31, 2011.

At March 31, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.5% and 1.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at March 31, 2011 and December 31, 2010, respectively, were approximately $287 million and $277 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,232 million and $1,251 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2011 and December 31, 2010, respectively.  Prior to fourth quarter 2008, pricing of these CMBS was sourced from a third-party service, whose process placed significant reliance on market trading activity.  Beginning in fourth quarter 2008, the lack of sufficient observable trading data made it difficult, at best, to validate prices of CMBS below the senior AAA tranche.  Consequently, the Company instead applied a risk-adjusted present value technique to the projected cash flows of these securities, as adjusted for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from the third party service.  At March 31, 2011, the Company continued to apply this methodology to measure the fair value of CMBS below the senior AAA tranche, having demonstrated ongoing insufficient frequency and volume of observable trading activity in these securities.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $117 million at March 31, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at March 31, 2011.

In first quarter 2011, AFS fixed maturities with fair values of $39 million and $20 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $15 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 0.47% of total equity at March 31, 2011.

In first quarter 2010, AFS fixed maturities with fair values of $156 million and $23 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $5 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 1.3% of total equity at March 31, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2011 and 2010, respectively:

Level 3 Instruments
Fair Value Measurements

		State and
		Political		Commercial
		Sub-	Foreign	Mortgage-	Asset-
	Corporate	divisions	Govts	backed	backed
	(In Millions)
Balance, January 1, 2011	$320	$49	$21	$1,103	$148
Total gains (losses), realized
and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	-	-	-	-
Investment gains (losses), net	-	-	-	1	-
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	-	-
Subtotal	1	-	-	1	-
Other comprehensive
income (loss)	(4)	(1)	-	61	2
Purchases	49	-	-	-	-
Issuances	-	-	-	-	-
Sales	(5)	-	-	(58)	(7)
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	14	-	-	-	1
Transfers out of Level 3 (2)	(20)	-	-	-	(19)
Balance, March 31, 2011	$355	$48	$21	$1,107	$125

Balance, January 1, 2010	$466	$47	$21	$1,490	$217
Total gains (losses), realized
and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	1	-
Investment gains (losses), net	-	-	-	(30)	1
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	-
Subtotal	-	-	-	(29)	1
Other comprehensive
income (loss)	10	-	-	(41)	2
Purchases/issuances	71	-	-	-	-
Sales/settlements	(16)	-	-	-	(11)
Transfers into/out of
Level 3 (2)	(110)	-	(20)	-	(21)
Balance, March 31, 2010	$421	$47	$1	$1,420	$188

(1)	There were no U.S. Treasury, government and agency or Residential mortgage-backed securities classified as Level 3 at March 31, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

						GWBL
	Redeemable		Other	GMIB	Separate	and Other
	Preferred	Other Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments (1)	Assets	Asset	Assets	Liability
	(In Millions)
Balance, January 1, 2011	$2	$13	$-	$4,606	$207	$38
Total gains (losses), realized
and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	5	-
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	(984)	-	-
Policyholders’ benefits	-	-	-	-	-	(46)
Subtotal	-	-	-	(984)	5	(46)
Other comprehensive
income (loss)	1	-	-	-	-	-
Purchases	-	-	-	59	-	5
Issuances	-	-	-	-	-	-
Sales	-	-	-	(8)	-	-
Settlements	-	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-	-
Balance, March 31, 2011	$3	$13	$-	$3,673	$212	$(3)

Balance, January 1, 2010	$12	$2	$300	$2,256	$230	$55
Total gains (losses), realized
and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	(7)	-	-	-
Investment gains (losses), net	-	-	-	-	(24)	-
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	(97)	-	-
Policyholders’ benefits	-	-	-	-	-	(17)
Subtotal	-	-	(7)	(97)	(24)	(17)
Other comprehensive
income (loss)	-	-	-	-	-	-
Purchases/issuances	-	-	-	50	1	2
Sales/settlements	-	(1)	-	-	(1)	-
Transfers into/out of
Level 3 (2)	-	-	(300)	-	1	-
Balance, March 31, 2010	$12	$1	$(7)	$2,209	$207	$40

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the first quarters of 2011 and 2010 by category for Level 3 assets and liabilities still held at March 31, 2011 and 2010, respectively:

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of
	Income	(Losses),	Reinsurance		Policyholders’
	(Loss)	Net	Contracts	OCI	Benefits
	(In Millions)
Level 3 Instruments:
Still Held at March 31, 2011(1):
Change in unrealized gains (losses):
Fixed maturities available-for-sale:
Corporate	$-	$-	$-	$(4)	$-
Commercial mortgage-backed	-	-	-	56	-
Asset-backed	-	-	-	2	-
All other fixed maturities	-	-	-	-	-
Subtotal	-	-	-	54	-
Other invested assets	-	-	-	-	-
GMIB reinsurance contracts	-	-	(933)	-	-
Separate Accounts’ assets	-	5	-	-	-
GWBL and other features’ liability	-	-	-	-	41
Total	$-	$5	$(933)	$54	$41

Still Held at March 31, 2010 (1):
Change in unrealized gains (losses):
Fixed maturities available-for-sale:
Corporate	$-	$-	$-	$11	$-
Commercial mortgage-backed	-	-	-	(41)	-
Asset-backed	-	-	-	2	-
All other fixed maturities	-	-	-	-	-
Subtotal	-	-	-	(28)	-
Other invested assets	(7)	-	-	-	-
GMIB reinsurance contracts	-	-	(47)	-	-
Separate Accounts’ assets	-	(24)	-	-	-
GWBL and other features’ liability	-	-	-	-	14
Total	$(7)	$(24)	$(47)	$(28)	$14

(1)	There were no Equity securities classified as AFS, Other equity investments. Cash equivalents or Segregated securities at March 31, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  In the first quarters of 2011 and 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at March 31, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$3,644	$3,744	$3,571	$3,669
Other limited partnership interests	1,591	1,591	1,451	1,451
Loans to affiliates	1,045	1,098	1,045	1,101
Policyholders liabilities: - Investment contracts	2,587	2,632	2,609	2,679
Long-term debt	200	229	200	228

Closed Block:
Mortgage loans on real estate	$971	$1,009	$981	$1,015
Other equity investments	1	1	1	1
SCNILC liability	7	7	7	7

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of the Company’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of March 31, 2011 due to the significant uncertainty and complexity of many aspects of the new law.

Included among the major provisions of the Health Acts is a change in the tax treatment of the Medicare Part D subsidy.  The subsidy came into existence with the enactment of the MMA in 2003 and is available to sponsors of retiree health benefit plans with a prescription drug benefit that is “actuarially equivalent” to the benefit provided by the Medicare Part D program.  Prior to the Health Acts, sponsors were permitted to deduct the full cost of these retiree prescription drug plans without reduction for subsidies received.  Although the Medicare Part D subsidy does not become taxable until years beginning after December 31, 2012, the effects of changes in tax law had to be recognized immediately in the income statement of the period of enactment.  When MMA was enacted, the Company reduced its health benefits obligation to reflect the expected future subsidies from this program but did not establish a deferred tax asset for the value of the related future tax deductions.  Consequently, passage of the Health Acts did not result in adjustment of the deferred tax accounts.

The funding policy of the Company and AllianceBernstein for their respective qualified pension plans is to satisfy their respective funding obligations each year in an amount not less than the minimum required by ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first quarter of 2011, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were $0 million and $233 million.  AllianceBernstein and the Company currently estimate they will make additional contributions to their respective qualified retirement plans of $7 million and $74 million before year-end 2011.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net Periodic Pension Expense:	(In Millions)
(Qualified Plans)
Service cost	$10	$11
Interest cost	30	32
Expected return on assets	(30)	(29)
Net amortization	36	31
Net Periodic Pension Expense	$46	$45

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.  For the first quarters of 2011 and 2010, respectively, the Company recognized compensation cost for share-based payment arrangements of $60 million and $47 million.

On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  The performance units earned during this performance period will vest and be settled the third anniversary of the award date.  The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014.  In first quarter 2011, the expense associated with the March 18, 2011 grant of performance units was approximately $2 million.

On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros.  Approximately 2,267,720 of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term.  In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.  All of the options granted on March 18, 2011 have a ten-year term.  The weighted average grant date fair value per option award was estimated at 1.40 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%.  The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In first quarter 2011, the expense associated with the March 18, 2011 grant of options was approximately $1 million.

On March 20, 2011, approximately 830,650 performance units earned under the AXA Performance Unit Plan 2009 were fully vested for total value of approximately $17 million.  Distributions to participants were made on April 14, 2011, resulting in cash settlements of approximately 80% of these performance units for aggregate value of approximately $14 million and equity settlements of the remainder with approximately 163,866 restricted AXA ordinary shares for aggregate value of approximately $3 million.  These AXA ordinary shares were sourced from Treasury shares.

9)	INCOME TAXES

Income taxes for first quarter 2011 were computed using a discrete effective tax rate method.  Management believes the use of the discrete method was more appropriate than the annual effective tax rate method at this time.  The estimated annual effective tax rate would not be reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings.  Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period.

Income taxes for first quarter 2010 were computed using an estimated annual effective tax rate.  The tax benefit for first quarter 2010 reflected a $148 million benefit primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, except as set forth below:

AllianceBernstein Litigation

In connection with its market timing matters, the derivative claim, which was brought by AllianceBernstein Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers. In April 2011, the stipulation of settlement was submitted to the court for preliminary approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.
___________________________________

Although the outcome of litigation generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, and believes that the ultimate resolution of the litigation described therein involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company.  Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010 will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

In addition to the matters described above and in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, a number of lawsuits have been filed against life and health insurers in the jurisdictions in which AXA Equitable and its respective insurance subsidiaries do business involving insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against other insurers, including material amounts of punitive damages, or in substantial settlements.  In some states, juries have substantial discretion in awarding punitive damages.  AXA Equitable and AXA Life, like other life and health insurers, from time to time are involved in such litigations.  Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts.  While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such pending matter is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

11)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended
	March 31,
	2011	2010
	(In Millions)

Segment revenues:
Insurance	$562	$1,409
Investment Management (1)	755	730
Consolidation/elimination	(6)	(6)
Total Revenues	$1,311	$2,133

(1) Net of interest expense incurred on securities borrowed

Segment earnings (loss) from continuing operations, before
income taxes:
Insurance	$(1,008)	$314
Investment Management	121	128
Consolidation/elimination	-	2
Total Earnings (Loss) from Continuing Operations, before
Income Taxes	$(887)	$444

	March 31,	December 31,
	2011	2010
	(In Millions)
Segment assets:
Insurance	$154,054	$152,032
Investment Management	11,462	11,136
Consolidation/elimination	(10)	(12)
Total Assets	$165,506	$163,156

12)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $15 million and $14 million, respectively, for the first quarters of 2011 and 2010.

AXA Equitable paid $157 million and $150 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2011 and 2010.  AXA Equitable charged AXA Distribution’s subsidiaries $108 million and $102 million, respectively, for their applicable share of operating expenses for the first quarter of 2011 and 2010, pursuant to the Agreements for Services.

13)	ALLIANCEBERNSTEIN REAL ESTATE CHARGE

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with its workforce reductions since 2008.  As a result, AllianceBernstein recorded a non-cash pre-tax charge of $12 million in first quarter 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is omitted pursuant to General Instruction H of Form 10-Q.  The management narrative for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and with the management narrative found in the Management’s Discussion and Analysis (“MD&A”) and “Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

BACKGROUND

Established in 1859, AXA Equitable is among the largest life insurance companies in the United States.  As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management services.  Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $562.2 billion at March 31, 2011, of which approximately $477.3 billion were managed by AllianceBernstein.  AXA Equitable is a wholly owned subsidiary of AXA Financial, which is itself a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment.  The Insurance segment’s business is conducted principally by AXA Equitable.  The Insurance segment offers a variety of variable and universal life insurance products, variable and fixed-interest annuity products and other investment products and asset management and other services principally to individuals, small and medium-size businesses and professional and trade associations.  The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm.  AllianceBernstein earns revenues primarily by charging fees for managing the investment assets of, and providing research to, its clients.

FIRST QUARTER 2011 OVERVIEW

The Insurance Group continues to review and modify its product portfolio with the strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk.  Solid progress has been made in executing this strategy, as several new and innovative life insurance and annuity products have been introduced to the marketplace, which have been well received.  In first quarter 2011, sales of these new and innovative products continue to account for a meaningful amount of total product sales.

In first quarter of 2011, annuities’ first year premiums and deposits by the Insurance Group increased by $138 million from the first quarter of 2010, primarily due to increased sales of variable annuity products.  The Insurance Group’s first year life insurance premiums and deposits in the first quarter of 2011 increased by $20 million from the first quarter of 2010, primarily due to increased sales of interest-sensitive life insurance products, partially offset by decreases in first year term life insurance sales.

AllianceBernstein’s total assets under management (“AUM”) as of March 31, 2011 were $477.30 billion, down $0.7 billion, or 0.2%, compared to December 31, 2010, and down $15.0 billion, or 3.1%, compared to March 31, 2010.  During the first quarter of 2011, AUM decreased as a result of net outflows of $14.4 billion (primarily in the Institutions channel), substantially offset by market appreciation of $13.7 billion.  During the twelve month period ended March 31, 2011, AUM decreased as a result of net outflows of $64.0 billion, partly offset by market appreciation of $41.0 billion and an additional inflow of $8.0 billion in October 2010 from the acquisition of an alternative investments group.

GENERAL

In recent years, variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) have been the predominant products issued by AXA Equitable.  These products account for over half of AXA Equitable’s Separate Accounts assets and have been a significant driver of its results.  Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates.  Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

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

The table below shows, for first quarter 2011 and 2010 and the year ended December 31, 2010, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

			Year Ended
	Three Months Ended March 31,		December 31,
	2011	2010	2010
	(In Millions)

Income (losses) on free-standing derivatives (1)	$(340)	$(125)	$(248)
Increase (decrease) in fair value of GMIB reinsurance contracts (2)	(933)	(47)	2,350
(Increase) decrease in GMDB, GMIB
and GWBL reserves, net of
related GMDB reinsurance (3)	36	(20)	(923)
Total	$(1,237)	$(192)	$1,179

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

CONSOLIDATED RESULTS OF OPERATIONS

First Quarter 2011 Compared to First Quarter 2010

Net loss attributable to the Company totaled $602 million for first quarter 2011, a difference of $998 million from the net earnings of $396 million reported for first quarter 2010 with respective $843 million and $155 million declines in the Insurance and Investment Management segments’ results.

Net earnings attributable to the noncontrolling interest was $71 million in first quarter 2011 as compared to $72 million in the 2010 period as slightly lower AllianceBernstein earnings were partially offset by a small decrease in the Company’s ownership percentage.

Total enterprise net loss of $531 million was reported in first quarter 2011, a change of $999 million from the $468 million of net earnings reported for first quarter 2010.  The Insurance segment’s net loss in the 2011 quarter was $627 million, a difference of $843 million from $216 million in net earnings in first quarter 2010, while the net earnings for the Investment Management segment totaled $96 million, a $154 million decrease from the $250 million in net earnings in first quarter 2010.

There were no results from discontinued operations in the 2011 and 2010 quarters.

Income tax benefit in first quarter 2011 was $356 million compared to a benefit of $24 million in first quarter 2010.  The 2011 period tax benefit of $381 million was principally due to the pre-tax operating loss in the Insurance segment.  The tax benefit for the Investment Management segment for first quarter 2010 reflected a $148 million benefit primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.  Income taxes for first quarter 2011 were computed using a discrete effective tax rate method.  Management believes the use of the discrete method was more appropriate than the annual effective tax rate method at this time.  The estimated annual effective tax rate would not be reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings.  Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period.  Income taxes for first quarter 2010 were computed using an estimated annual effective tax rate.

Loss from continuing operations before income taxes was $887 million for first quarter 2011, a decrease of $1.33 billion from the $444 million in pre-tax earnings reported for the year earlier quarter.  There was a $1.32 billion decrease from the Insurance segment’s first quarter 2010 earnings from continuing operations to a loss of $1.01 billion as well as a $7 million decrease for the Investment Management segment to $121 million of earnings in first quarter 2011.  The decline in first quarter 2011 pre-tax results of the Insurance segment was primarily due to an $886 million higher decline in the fair value of the reinsurance contracts, a $210 greater investment loss on derivative instruments and higher DAC amortization, partially offset by higher policy fees income and lower policyholders’ benefits.  The Investment Management segment’s decrease in first quarter 2011 to $121 million of pre-tax earnings was principally the result of higher compensation and benefits being partially offset by higher Bernstein service fees and higher distribution revenues at AllianceBernstein in the 2011 quarter.

Revenues.  In first quarter 2011, total revenues decreased $822 million to $1.31 billion as compared to $2.13 billion in the year earlier quarter.  The Insurance segment’s decrease of $847 million to $562 million was primarily due to the higher decrease in the fair value of the reinsurance contracts and higher investment losses from derivatives in first quarter 2011 partially offset by higher policy fee income.  The increase of $25 million to $755 million for the Investment Management segment in first quarter 2011 resulted principally from increases in Bernstein service fees and distribution revenues as well as to investment income in the 2011 quarter as compared to investment losses in first quarter 2010.

Policy fee income was $896 million, $173 million higher than the $723 million in first quarter 2010.  This increase was primarily due to a decrease in the initial fee liability resulting from the projection of lower future costs of insurance charges, partially offset by the expectation of higher future margins in later policy years from variable and interest sensitive life products, and higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into 2011.

Net investment income decreased $154 million to $241 million in first quarter 2011 from $395 million in first quarter 2010.  The $164 million decrease to $226 million for the Insurance segment was primarily due to $210 million higher decrease in the fair value of derivative instruments ($365 million in first quarter 2011 as compared to $155 million in first quarter 2010).  The decline was partially offset by an increase in other investment income of $59 million from equity limited partnership investments.  The $12 million increase to $8 million for the Investment Management segment was primarily related to the $13 million lower mark-to-market losses on investments held by AllianceBernstein’s private equity fund.

Investment losses totaled $3 million in first quarter 2011, as compared to gains of $1 million in first quarter 2010.  The Insurance segment reported no gains or losses in the 2011 quarter whereas that segment had losses of $3 million in first quarter 2010.  The Insurance segment’s first quarter 2010 loss resulted as the $24 million in net gains on sales of fixed maturities and $3 million in other investment gains were more than offset by the $30 million of writedowns of fixed maturities in the 2010 quarter.  The Investment Management segment posted $3 million in net losses in the 2011 quarter as compared to $4 million of net gains in first quarter 2010 due to losses on sales of investments including investments in AllianceBernstein’s consolidated joint venture in the 2011 quarter.

Commissions, fees and other income increased $45 million to $958 million in first quarter 2011 from $913 million in the prior year quarter with increases of $23 million and $20 million in the Insurance and Investment Management segments, respectively.  The Insurance segment’s increase to $221 million in first quarter 2011 was principally due to $19 million higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base.  The Investment Management segment’s increase was principally due to the $9 million and $9 million respective increases in Bernstein research services revenues and distribution revenues at AllianceBernstein in first quarter 2011 as compared to first quarter 2010.  In first quarter 2011, investment advisory and services fees totaled $515 million, an increase of $3 million from the $512 million in the 2010 quarter.  The 2011 increase in investment advisory and services fees was primarily due to the $2 million increase in performance fees from $3 million in first quarter 2010 to $5 million in the 2011 quarter.  In first quarter 2011, the Bernstein research revenues were $120 million, a $9 million increase over the $111 million in the 2010 period.  This increase was driven by growth in both the U.S. and Europe.  The distribution revenues increased $9 million to $89 million in first quarter 2011 as compared to $80 million in first quarter 2010.  This increase was due to the increase in Retail average AUM, but also reflects a higher increase in the Retail AUM on which distribution fees are earned compared to sub-advisory AUM on which no such fees are earned.

In first quarter 2011, there was a $933 million decrease in the fair value of the GMIB reinsurance contracts (including the reinsurance contract with AXA Bermuda, an affiliate), which are accounted for as derivatives, as compared to the $47 million decrease in their fair value in first quarter 2010; both quarters’ changes reflected existing capital market conditions.

Benefits and Other Deductions.  In first quarter 2011, total benefits and other deductions increased $509 million to $2.20 billion principally due to the Insurance segment’s reported increase of $475 million primarily due to the increase in DAC amortization in first quarter 2011 partially offset by lower policyholders’ benefits and the $32 million increase in the Investment Management segment primarily due to higher compensation and benefits and higher distribution plan payments.

Policyholders’ benefits decreased $106 million to $478 million in first quarter 2011 from $584 million in the year earlier quarter.  The decrease was primarily due to respective declines of $44 million and $13 million in the GMXB and GWBL reserves, a $28 million decline in benefits paid and a $24 million lower increase in the no lapse guarantee reserves.

In first quarter 2011, interest credited to policyholders’ account balances totaled $242 million, an increase of $9 million from the $233 million reported for first quarter 2010 primarily due to higher average policyholder account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $18 million to $462 million in first quarter 2011 as a decrease of $39 million for the Insurance segment was partially offset by an increase of $21 million for the Investment Management segment.  The Investment Management segment increase in first quarter 2011 to $361 million resulted from an $18 million increase in deferred compensation vesting expense and a $12 million increase in salary expenses partially offset by lower cash incentive compensation at AllianceBernstein.  The compensation and benefits decrease to $101 million for the Insurance segment was principally due to a $32 million decrease in salary expense (including $12 million related to agents’ compensation and $8 million in salaries for employees transferred to an affiliate in 2011, whose expenses are now reported in other operating costs and expenses) and to a $5 million decrease in share-based and other compensation, primarily related to the performance units program.

For first quarter 2011, commissions in the Insurance segment totaled $272 million, an increase of $29 million when compared to $243 million from first quarter 2010, principally due to an increase in asset-based compensation reflecting higher asset values and higher mutual fund commissions as well as higher sales of annuity products.

There was an $8 million increase in distribution related payments in the Investment Management segment, from $67 million in first quarter 2010 to $75 million in first quarter 2011.  The increase was in line with the increase in distribution revenues at AllianceBernstein.

DAC amortization was $377 million in first quarter 2011, an increase of $524 million from the negative $147 million in first quarter 2010.  The DAC and VOBA amortization increase in first quarter 2011 was primarily due to the projection of lower future cost of insurance charges and higher baseline amortization, partially offset by the expectation of higher future margins in later policy years from variable and interest sensitive life products.  First quarter 2011 had negative amortization for the Accumulator® product due to hedge losses from positive market performance.  Quarter over quarter, amortization in first quarter 2011 was less negative than in first quarter 2010 primarily due to lower expected future gross profits.  Amortization from all other products was positive for both periods.

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

A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  This future return approach influences the projection of fees earned, costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, as well as other sources of estimated gross profits.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned and decrease the costs incurred associated with the GMDB and GMIB features related to the variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008.  Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return.  At March 31, 2011, the average gross short-term and long-term annual return estimate was 9.0% (6.72% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations are 15.0% (12.72% net of product weighted average Separate Account fees) and 0.0% ((2.28%) net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  As of March 31, 2011, current projections of future average gross market returns assume a 0.0% return for the next six quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% after twelve quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $110 million net increase in DAC amortization due primarily to a projected decrease in the fair values of derivatives used to hedge certain risks related to these products, and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $46 million net decrease in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization totaled $224 million for first quarter 2011, an increase of $11 million from the $213 million reported in first quarter 2010, principally due to $19 million higher first year commissions partially offset by an $8 million decrease in deferrable operating expenses.

Other operating costs and expenses were $411 million in first quarter 2011, an increase of $76 million from $335 million in the 2010 quarter.  The $69 million increase in the Insurance segment included a $41 million increase in the amortization of the cost of reinsurance, $12 million in fees paid to an affiliate (including the $8 million of personnel related expenses previously reported in compensation and benefits in the consolidated statements of earnings), $4 million higher consulting fees, $3 million higher sub-advisory fees and a $2 million increase in restructuring costs.  The $5 million increase reported in the Investment Management segment in first quarter 2011 was primarily the result of $5 million higher travel and entertainment expenses, $3 million higher portfolio services expenses, $3 million higher transfer fees, $3 million higher professional fees and $2 million higher trade and execution fees partially offset by the absence of the $12 million real estate charge recorded at AllianceBernstein in first quarter 2010.

Premiums and Deposits.  The market for annuity and life insurance products of the types issued by the Insurance Group continues to be dynamic as the global economy and capital markets continue to recover from the period of significant stress experienced in recent years.  Among other things:

•
features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•	various insurance companies, including one or more in the Insurance Group, have eliminated and/or limited sales of certain annuity and life insurance products or features

Total premiums and deposits for insurance and annuity products for first quarter 2011 were $2.56 billion, a $166 million increase from $2.39 billion in first quarter 2010 while total first year premiums and deposits increased $158 billion to $1.24 billion in first quarter 2011 from $1.08 billion in first quarter 2010.  The annuity line’s first year premiums and deposits increased $138 million to $1.13 billion principally due to the $143 million increase in variable annuities’ sales ($78 million in the wholesale and $65 million in the retail channel).  The $20 million increase to $105 million in first year premiums and deposits for the life insurance products resulted from the $10 million and $16 million higher sales of interest-sensitive life insurance products in the wholesale and retail channels, respectively, which were partially offset by $7 million lower first year traditional life insurance sales ($5 million and $2 million in the wholesale and retail channels, respectively).

Surrenders and Withdrawals.  Surrenders and withdrawals increased from $1.65 billion in first quarter 2010 to $1.88 billion for first quarter 2011.  There was a $208 million increase in individual annuities surrenders and withdrawals to $1.60 billion as well as increases of $12 million to $209 million surrenders and withdrawals in the variable and interest-sensitive life products and $6 million to $73 million for the traditional life insurance product line’s surrenders and withdrawals.  The annualized annuities surrender rate increased to 6.6% in first quarter 2011 from 6.4% in first quarter 2010, while the individual life insurance surrender rate increased to 4.1% in first quarter 2011 from 4.0% in the 2010 period.  In 2010, expectations of long-term surrender rates in variable annuities with GMDB and GMIB features were lowered at certain policy durations based on emerging experience.  If current lower rates continue, the expected claim costs from minimum guarantees will increase, partially offset by policy fee income.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management

	March 31,
	2011	2010
	(In Millions)

Third party	$415,977	$432,406
General Account and other	50,866	48,774
Insurance Group Separate Accounts	95,406	87,031
Total Assets Under Management	$562,249	$568,211

Third party assets under management at March 31, 2011 decreased $16.43 billion from March 31, 2010 primarily due to decreases at AllianceBernstein.  General Account and other assets under management increased $2.09 billion from March 31, 2010.  The $8.38 billion increase in Insurance Group Separate Account assets under management at the end of first quarter 2011 as compared to March 31, 2010 resulted from increases in EQAT’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at the end of first quarter 2011 totaled $477.30 billion as compared to $492.30 billion at March 31, 2010 as market appreciation of $41.0 billion was more than offset by net outflows of $64.0 billion.  The gross inflows were $21.0 billion, $30.8 billion and $7.9 billion in institutional investment, retail and private client channels, respectively, as compared to corresponding outflows of $56.1 billion, $33.7 billion and $6.3 billion, respectively.  Non-US clients accounted for 35% of the March 31, 2011 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable.  At March 31, 2011, AXA Equitable had no short-term debt or commercial paper outstanding, nor were there any borrowings from FHLBNY.

AllianceBernstein.  On March 31, 2011, the remaining 50% interest in its Australian joint venture was purchased by AllianceBernstein from AXA and its subsidiaries for $21 million.

During first quarter 2011, net cash used in AllianceBernstein’s operating activities was $67 million, down $151 million from the 2010 quarter, due to an increase in purchases of Treasury Bills and additional seed investments and decrease in accrued compensation, offset by a decrease in broker dealer-related net receivables.  During first quarter 2011, net cash used in investing activities was $23 million.  The $22 million increase from the comparable 2010 period was principally the result of the purchase of the remaining 50% interest in Australian joint venture, mentioned above.  During the first quarter of 2011, net cash used in financing activities decreased $79 million to $154 million. The decrease reflects lower distributions of $58 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) and higher issuance of commercial paper (net of repayments) of $84 million, offset by $26 million higher purchases of Holding units to fund deferred compensation plans and a decrease of $29 million in overdrafts payable.

At March 31, 2011 and 2010, respectively, AllianceBernstein had $266 million and $206 million outstanding under its commercial paper program.  No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at both March 31, 2011 and 2010.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 of Notes to Consolidated Financial Statements contained herein.  Except as disclosed in Note 11 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in the 2010 Form 10-K.

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

Date:	May 13, 2011	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	May 13, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer