Form 10-Q
period 2011-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2011-08-11
CIK 727920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2011

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
Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[X]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

As of August 11, 2011, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA EQUITABLE, LIFE INSURANCE COMPANY
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)
	• Consolidated Balance Sheets, June 30, 2011 and December 31, 2010	4
	• Consolidated Statements of Earnings (Loss), Three Months and Six Months Ended
	June 30, 2011 and 2010	6
	• Consolidated Statements of Equity, Six Months Ended
	June 30, 2011 and 2010	7
	• Consolidated Statements of Cash Flows, Six Months Ended
	June 30, 2011 and 2010	8
	• Notes to Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations (“Management Narrative”)	49

Item 3:	Quantitative and Qualitative Disclosures About Market Risk*	57

Item 4:	Controls and Procedures	57

PART II	OTHER INFORMATION

Item 1:	Legal Proceedings	58

Item 1A:	Risk Factors	58

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds*	58

Item 3:	Defaults Upon Senior Securities*	58

Item 4:	(Removed and Reserved)	58

Item 5:	Other Information	58

Item 6:	Exhibits	58

SIGNATURES		59

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

PART I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010

ASSETS	(In Millions)
Investments:
Fixed maturities available for sale, at fair value	$29,652	$29,057
Mortgage loans on real estate	4,027	3,571
Equity real estate, held for the production of income	95	140
Policy loans	3,568	3,581
Other equity investments	1,852	1,618
Trading securities	536	506
Other invested assets	1,372	1,413
Total investments	41,102	39,886
Cash and cash equivalents	2,125	2,155
Cash and securities segregated, at fair value	1,015	1,110
Broker-dealer related receivables	1,310	1,389
Deferred policy acquisition costs	8,253	8,383
Goodwill and other intangible assets, net	3,700	3,702
Amounts due from reinsurers	3,240	3,252
Loans to affiliates	1,043	1,045
Other assets	9,799	10,220
Separate Accounts’ assets	94,940	92,014

Total Assets	$166,527	$163,156

LIABILITIES
Policyholders’ account balances	$25,146	$24,654
Future policy benefits and other policyholders liabilities	19,022	18,965
Broker-dealer related payables	397	369
Amounts due to reinsurers	65	75
Customers related payables	1,420	1,770
Short-term and long-term debt	530	425
Loans from affiliates	1,325	1,325
Income taxes payable	4,406	4,315
Other liabilities	3,300	3,075
Separate Accounts’ liabilities	94,940	92,014
Total liabilities	150,551	146,987

Commitments and contingent liabilities (Note 10)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS- CONTINUED
(UNAUDITED)

	June 30,	December 31,
	2011	2010

	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued
and outstanding	2	2
Capital in excess of par value	5,612	5,593
Retained earnings	7,841	8,085
Accumulated other comprehensive income (loss)	(501)	(629)
Total AXA Equitable's equity	12,954	13,051
Noncontrolling interest	3,022	3,118
Total Equity	15,976	16,169

Total Liabilities and Equity	$166,527	$163,156

See Notes to Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$817	$767	$1,713	$1,490
Premiums	133	128	285	276
Net investment income (loss):
Investment income (loss) from derivative instruments	275	1,259	(91)	1,104
Other investment income (loss)	559	503	1,166	1,053
Total net investment income (loss)	834	1,762	1,075	2,157
Investment gains (losses), net:
Total other-than-temporary impairment losses	(23)	(44)	(23)	(76)
Portion of loss recognized in other comprehensive income (loss)	1	3	1	5
Net impairment losses recognized	(22)	(41)	(22)	(71)
Other investment gains (losses), net	(5)	14	(8)	45
Total investment gains (losses), net	(27)	(27)	(30)	(26)
Commissions, fees and other income	951	930	1,909	1,843
Increase (decrease) in fair value of reinsurance contracts	694	1,827	(239)	1,780
Total revenues	3,402	5,387	4,713	7,520

BENEFITS AND OTHER DEDUCTIONS
Policyholders' benefits	684	1,224	1,162	1,808
Interest credited to policyholders' account balances	251	216	493	449
Compensation and benefits	465	442	927	922
Commissions	293	259	565	502
Distribution related payments	78	71	153	138
Amortization of deferred sales commissions	10	12	20	24
Interest expense	26	27	53	54
Amortization of deferred policy acquisition costs	188	516	565	369
Capitalization of deferred policy acquisition costs	(246)	(227)	(470)	(440)
Rent expense	61	56	123	118
Amortization of other intangible assets	6	6	12	12
Other operating costs and expenses	390	311	801	646
Total benefits and other deductions	2,206	2,913	4,404	4,602

Earnings (loss) from continuing operations, before income taxes	$1,196	$2,474	$309	$2,918
Income tax (expense) benefit	(401)	(832)	(45)	(808)

Net earnings (loss)	795	1,642	264	2,110
Less: net (earnings) loss attributable to the noncontrolling interest	(58)	(51)	(129)	(123)

Net Earnings (Loss) Attributable to AXA Equitable	$737	$1,591	$135	$1,987

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(In Millions)
EQUITY
AXA Equitable's Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,593	5,583
Changes in capital in excess of par value	19	13
Capital in excess of par value, end of period	5,612	5,596

Retained earnings, beginning of year	8,085	6,312
Net earnings (loss)	135	1,987
Stockholder dividends	(379)	-
Retained earnings, end of period	7,841	8,299

Accumulated other comprehensive income (loss), beginning of year	(629)	(1,036)
Other comprehensive income (loss)	128	388
Accumulated other comprehensive income (loss), end of period	(501)	(648)

Total AXA Equitable's equity, end of period	12,954	13,249

Noncontrolling interest, beginning of year	3,118	3,269
Purchase of AllianceBernstein Units by noncontrolling interest	1	5
Repurchase of AllianceBernstein Holding units	(65)	(56)
Purchase of noncontrolling interest in consolidated entity	(32)	(2)
Net earnings (loss) attributable to noncontrolling interest	129	123
Dividends paid to noncontrolling interest	(179)	(221)
Other comprehensive income (loss) attributable to noncontrolling interest	10	(48)
Other changes in noncontrolling interest	40	50

Noncontrolling interest, end of period	3,022	3,120

Total Equity, End of Period	$15,976	$16,369

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(In Millions)

Net earnings (loss)	$264	$2,110
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Interest credited to policyholders' account balances	493	449
Universal life and investment-type product policy fee income	(1,713)	(1,490)
Net change in broker-dealer and customer related receivables/payables	(318)	59
(Income) loss related to derivative instruments	91	(1,104)
Investment (gains) losses, net	30	26
Change in segregated cash and securities, net	95	40
Change in deferred policy acquisition costs	95	(71)
Change in future policy benefits	91	760
Change in income taxes payable	9	841
Change in accounts payable and accrued expenses	41	153
Change in fair value of reinsurance contracts	239	(1,780)
Contribution to pension plans	(258)	(155)
Amortization of deferred compensation	114	83
Amortization of deferred sales commission	20	24
Other depreciation and amortization	72	84
Amortization of reinsurance cost	178	110
Amortization of other intangibles	12	12
Other, net	76	149

Net cash provided by (used in) operating activities	(369)	300

Cash flows from investing activities:
Maturities and repayments of fixed maturities and
mortgage loans on real estate	1,757	999
Sales of investments	861	2,464
Purchases of investments	(3,563)	(3,977)
Cash settlements related to derivative instruments	(168)	259
Change in short-term investments	11	24
Change in capitalized software, leasehold improvements
and EDP equipment	(46)	(20)
Other, net	84	28

Net cash provided by (used in) investing activities	(1,064)	(223)

AXA EQUITABLE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 - CONTINUED
(UNAUDITED)

	2011	2010

	(In Millions)
Cash flows from financing activities:
Policyholders' account balances:
Deposits	$1,724	$1,541
Withdrawals and transfers to Separate Accounts	(93)	(185)
Change in short-term financings	105	(170)
Change in collateralized pledged assets	98	632
Change in collateralized pledged liabilities	258	(13)
Shareholder dividend paid	(379)	-
Repurchase of AllianceBernstein Holdings units	(101)	-
Distribution to noncontrolling interests in consolidated subsidiaries	(179)	(221)
Other, net	(30)	(3)

Net cash provided by (used in) financing activities	1,403	1,581

Change in cash and cash equivalents	(30)	1,658
Cash and cash equivalents, beginning of year	2,155	1,792

Cash and Cash Equivalents, End of Period	$2,125	$3,450

Supplemental cash flow information:
Interest Paid	$-	$-
Income Taxes Paid (Refunded)	$9	$(212)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.  These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2011, AllianceBernstein purchased 2.5 million and 4.7 million Holding units for $51 million and $101 million, respectively.  These amounts reflect open-market purchases of 2.5 million and 4.6 million Holding units for $51 million and $99 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding units purchased by employees as part of a dividend reinvestment election.  AllianceBernstein intends to continue to engage in open-market purchases of Holding units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 1.6 million and 1.7 million restricted Holding unit awards to employees during the second quarter and first six months of 2011, respectively, for retention and recruitment purposes.  To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust.  There were approximately 4.0 million unallocated Holding units remaining in the consolidated rabbi trust as of June 30, 2011. The purchase and issuance of Holding units resulted in an increase of $15 million in Capital excess of par value with a corresponding $15 million decrease in Noncontrolling interest.

At June 30, 2011 and December 31, 2010, the Company’s economic interest in AllianceBernstein was 36.1% and 35.5%, respectively.  At June 30, 2011 and December 31, 2010, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 62.5% and 61.4%.

In second quarter 2011, AllianceBernstein acquired Pyrander Capital Management LLC, an investment management company.  The purchase price of this acquisition was $10 million, consisting of $6 million of cash payments and $4 million payable over the next two years.

In the first quarter of 2011, AXA sold its 50% interest in AllianceBernstein’s consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction.  On March 31, 2011, AllianceBernstein purchased that 50% interest from the unaffiliated third party, making this Australian entity a wholly-owned subsidiary.  AllianceBernstein purchased the remaining 50% interest for $21 million.  As a result, the Company’s Noncontrolling interest decreased $27 million and AXA Equitable’s equity increased $6 million.

The terms “second quarter 2011” and “second quarter 2010” refer to the three months ended June 30, 2011 and 2010, respectively.  The terms “first six months of 2011” and “first six months of 2010” refer to the six months ended June 30, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements.  This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements.  This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which was effective for the first quarter of 2011.  These new disclosures have been included in the Notes to the Company’s consolidated financial statements, as appropriate.

In 2010, the FASB issued new guidance on stock compensation. This guidance provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades and that may be different from the functional currency of the issuer, the functional currency of the subsidiary-employer, or the payroll currency of the employee-recipient, should be considered an equity award assuming all other criteria for equity classification are met.  This guidance was effective for the first quarter of 2011.  Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements as it is consistent with the policies and practices currently applied by the Company in accounting for share-based-payment awards.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance to amend the existing alternatives for presenting other comprehensive income and its components in financial statements. The amendments eliminate the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  This guidance will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB amended its guidance on fair value measurements and disclosure requirements to enhance comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures.  This guidance is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited.  Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

The new guidance is effective for the first interim or annual period beginning on or after June 15, 2011.  Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI
	Cost	Gains	Losses	Value	in AOCI (3)

	(In Millions)
June 30, 2011:
Fixed Maturities:
Corporate	$20,461	$1,466	$65	$21,862	$-
U.S. Treasury, government and agency	2,543	24	92	2,475	-
States and political subdivisions	497	21	6	512	-
Foreign governments	501	60	-	561	-
Commercial mortgage-backed	1,319	16	331	1,004	19
Residential mortgage-backed(1)	1,766	81	1	1,846	-
Asset-backed(2)	255	14	10	259	6
Redeemable preferred stock	1,147	26	40	1,133	-
Total Fixed Maturities	28,489	1,708	545	29,652	25

Equity securities	20	2	-	22	-

Total at June 30, 2011	$28,509	$1,710	$545	$29,674	$25

December 31, 2010:
Fixed Maturities:
Corporate	$20,494	$1,348	$110	$21,732	$-
U.S. Treasury, government and agency	1,986	18	88	1,916	-
States and political subdivisions	516	11	16	511	-
Foreign governments	502	59	1	560	-
Commercial mortgage-backed	1,473	5	375	1,103	19
Residential mortgage-backed(1)	1,601	67	-	1,668	-
Asset-backed(2)	245	13	12	246	7
Redeemable preferred stock	1,364	23	66	1,321	-
Total Fixed Maturities	28,181	1,544	668	29,057	26

Equity securities	26	-	3	23	-

Total at December 31, 2010	$28,207	$1,544	$671	$29,080	$26

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At June 30, 2011 and December 31, 2010, respectively, the Company had trading fixed maturities with an amortized cost of $165 million and $207 million and carrying values of $166 million and $208 million.  Gross unrealized gains on trading fixed maturities were $1 million and $3 million and gross unrealized losses were $0 million and $2 million at June 30, 2011 and December 31, 2010, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2011 are shown in the table below.  Bonds not due at a single maturity date have been included in the table in the final year of maturity.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities
Contractual Maturities at June 30, 2011

	Amortized Cost	Fair Value

	(In Millions)

Due in one year or less	$2,390	$2,444
Due in years two through five	8,643	9,269
Due in years six through ten	8,992	9,524
Due after ten years	3,977	4,173
Subtotal	24,002	25,410
Commercial mortgage-backed securities	1,319	1,004
Residential mortgage-backed securities	1,766	1,846
Asset-backed securities	255	259
Total	$27,342	$28,519

For the first six months of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $273 million and $419 million, respectively.  Gross gains of $4 million and $18 million and gross losses of $6 million and $6 million were realized on these sales for the first six months of 2011 and 2010, respectively.  The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first six months of 2011 and 2010 amounted to $288 million and $855 million, respectively.

The Company recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Credit losses recognized in earnings (loss)	$(22)	$(41)	$(22)	$(71)
Non-credit losses recognized in OCI	(1)	(3)	(1)	(5)
Total OTTI	$(23)	$(44)	$(23)	$(76)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Balances, beginning of period	$(306)	$(172)	$(328)	$(145)
Previously recognized impairments on securities that matured,
paid, prepaid or sold	1	45	23	48
Recognized impairments on securities impaired to fair value this period(1)	-	-	-	-
Impairments recognized this period on securities not previously impaired	(22)	(32)	(22)	(62)
Additional impairments this period on securities previously impaired	-	(9)	-	(9)
Increases due to passage of time on previously recorded credit losses	-	-	-	-
Accretion of previously recognized impairments due to increases in
expected cash flows	-	-	-	-
Balances at June 30,	$(327)	$(168)	$(327)	$(168)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI.  The table below presents these amounts as of the dates indicated:

	June 30,	December 31,
	2011	2010

	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(9)	$(16)
All other	1,172	892
Equity securities	2	(3)
Net Unrealized Gains (Losses)	$1,165	$873

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, April 1, 2011	$(10)	$2	$3	$2	$(3)
Net investment gains (losses) arising
during the period	2	-	-	-	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net earnings (loss)(1)	(1)	-	-	-	(1)
Impact of net unrealized investment
gains (losses) on:
DAC	-	(1)	-	-	(1)
Deferred income taxes	-	-	-	-	-
Policyholders liabilities	-	-	(1)	-	(1)
Balance, June 30, 2011	$(9)	$1	$2	$2	$(4)

Balance, April 1, 2010	$(13)	$3	$4	$2	$(4)
Net investment gains (losses) arising
during the period	17	-	-	-	17
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(9)	-	-	-	(9)
Excluded from Net earnings (loss)(1)	(2)	-	-	-	(2)
Impact of net unrealized investment
gains (losses) on:
DAC	-	(2)	-	-	(2)
Deferred income taxes	-	-	-	(1)	(1)
Policyholders liabilities	-	-	(2)	-	(2)
Balance, June 30, 2010	$(7)	$1	$2	$1	$(3)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, January 1, 2011	$(16)	$3	$2	$4	$(7)
Net investment gains (losses) arising
during the period	8	-	-	-	8
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	-	-	-	-	-
Excluded from Net earnings (loss)(1)	(1)	-	-	-	(1)
Impact of net unrealized investment
gains (losses) on:
DAC	-	(2)	-	-	(2)
Deferred income taxes	-	-	-	(2)	(2)
Policyholders liabilities	-	-	-	-	-
Balance, June 30, 2011	$(9)	$1	$2	$2	$(4)

Balance, January 1, 2010	$(11)	$5	$-	$2	$(4)
Net investment gains (losses) arising
during the period	17	-	-	-	17
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(9)	-	-	-	(9)
Excluded from Net earnings (loss)(1)	(4)	-	-	-	(4)
Impact of net unrealized investment
gains (losses) on:
DAC	-	(4)	-	-	(4)
Deferred income taxes	-	-	-	(1)	(1)
Policyholders liabilities	-	-	2	-	2
Balance, June 30, 2010	$(7)	$1	$2	$1	$(3)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, April 1, 2011	$905	$(134)	$(114)	$(230)	$427
Net investment gains (losses) arising
during the period	251	-	-	-	251
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	17	-	-	-	17
Excluded from Net earnings (loss)(1)	1	-	-	-	1
Impact of net unrealized investment
gains (losses) on:
DAC	-	(34)	-	-	(34)
Deferred income taxes	-	-	-	(66)	(66)
Policyholders liabilities	-	-	(46)	-	(46)
Balance, June 30, 2011	$1,174	$(168)	$(160)	$(296)	$550

Balance, April 1, 2010	$313	$(56)	$(59)	$(70)	$128
Net investment gains (losses) arising
during the period	499	-	-	-	499
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	18	-	-	-	18
Excluded from Net earnings (loss)(1)	3	-	-	-	3
Impact of net unrealized investment
gains (losses) on:
DAC	-	(36)	-	-	(36)
Deferred income taxes	-	-	-	(133)	(133)
Policyholders liabilities	-	-	(107)	-	(107)
Balance, June 30, 2010	$833	$(92)	$(166)	$(203)	$372

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

					AOCI Gain
	Net				(Loss) Related
	Unrealized			Deferred	to Net
	Gains			Income	Unrealized
	(Losses) on		Policyholders	Tax Asset	Investment
	Investments	DAC	Liabilities	(Liability)	Gains (Losses)

	(In Millions)

Balance, January 1, 2011	$889	$(135)	$(121)	$(223)	$410
Net investment gains (losses) arising
during the period	267	-	-	-	267
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	17	-	-	-	17
Excluded from Net earnings (loss)(1)	1	-	-	-	1
Impact of net unrealized investment
gains (losses) on:
DAC	-	(33)	-	-	(33)
Deferred income taxes	-	-	-	(73)	(73)
Policyholders liabilities	-	-	(39)	-	(39)
Balance, June 30, 2011	$1,174	$(168)	$(160)	$(296)	$550

Balance, January 1, 2010	$(6)	$(21)	$-	$32	$5
Net investment gains (losses) arising
during the period	812	-	-	-	812
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	22	-	-	-	22
Excluded from Net earnings (loss)(1)	5	-	-	-	5
Impact of net unrealized investment
gains (losses) on:
DAC	-	(71)	-	-	(71)
Deferred income taxes	-	-	-	(235)	(235)
Policyholders liabilities	-	-	(166)	-	(166)
Balance, June 30, 2010	$833	$(92)	$(166)	$(203)	$372

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 472 issues at June 30, 2011 and the 550 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In Millions)
June 30, 2011:
Fixed Maturities:
Corporate	$1,955	$(40)	$236	$(25)	$2,191	$(65)
U.S. Treasury, government
and agency	660	(41)	175	(51)	835	(92)
States and political subdivisions	64	(2)	37	(4)	101	(6)
Foreign governments	3	-	-	-	3	-
Commercial mortgage-backed	37	(5)	830	(326)	867	(331)
Residential mortgage-backed	196	(1)	1	-	197	(1)
Asset-backed	7	-	54	(10)	61	(10)
Redeemable preferred stock	307	(6)	386	(34)	693	(40)

Total	$3,229	$(95)	$1,719	$(450)	$4,948	$(545)

December 31, 2010:
Fixed Maturities:
Corporate	$1,999	$(68)	$394	$(42)	$2,393	$(110)
U.S. Treasury, government
and agency	820	(42)	171	(46)	991	(88)
States and political subdivisions	225	(9)	33	(7)	258	(16)
Foreign governments	77	(1)	10	-	87	(1)
Commercial mortgage-backed	46	(3)	936	(372)	982	(375)
Residential mortgage-backed	157	-	2	-	159	-
Asset-backed	23	-	65	(12)	88	(12)
Redeemable preferred stock	345	(7)	689	(59)	1,034	(66)

Total	$3,692	$(130)	$2,300	$(538)	$5,992	$(668)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government.  The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.34% of total investments.  The largest exposures to a single issuer of corporate securities held at June 30, 2011 and December 31, 2010 were $141 million and $142 million, respectively.  Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default).  At June 30, 2011 and December 31, 2010, respectively, approximately $2,201 million and $2,303 million, or 7.7% and 8.2%, of the $28,489 million and $28,181 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade.  These securities had net unrealized losses of $289 million and $361 million at June 30, 2011 and December 31, 2010, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business.  The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings.  The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios.  Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income.  At June 30, 2011 and December 31, 2010, respectively, the Company owned $27 million and $30 million in RMBS backed by subprime residential mortgage loans and $15 million and $17 million in RMBS backed by Alt-A residential mortgage loans.  RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $14 million.

For the second quarter and first six months of 2011 and 2010, investment income is shown net of investment expenses of $8 million, $25 million, $8 million and $27 million, respectively.

At June 30, 2011 and December 31, 2010, respectively, the amortized cost of the Company’s trading account securities was $535 million and $482 million with respective fair values of $536 million and $506 million.  Also at June 30, 2011 and December 31, 2010, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $50 million and $42 million and costs of $48 million and $41 million as well as other equity securities with carrying values of $21 million and $23 million and costs of $20 million and $26 million.

In the second quarter and first six months of 2011 and 2010, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $(5) million, $9 million, $(47) million and $(33) million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2011 and December 31, 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $0 million for commercial and $3 million and $3 million for agricultural, respectively.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for the first six months of 2011 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total

Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$18	$-	$18
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	10	-	10
Ending balance, June 30,	$28	$-	$28

Ending balance, June 30,:
Individually Evaluated for Impairment	$28	$-	$28

Collectively Evaluated for Impairment	$-	$-	$-

Loans Acquired with Deteriorated Credit Quality	$-	$-	$-

There were no investment valuation allowances for mortgage loans at June 30, 2010.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.  The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at June 30, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios
June 30, 2011

	Debt Service Coverage Ratio
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio:(2)	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans

	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$98	$-	$-	$33	$22	$-	$153
50% - 70%	85	208	383	73	54	-	803
70% - 90%	105	5	423	578	166	49	1,326
90% plus	-	-	84	24	397	18	523
Total Commercial
Mortgage Loans	$288	$213	$890	$708	$639	$67	$2,805

Agricultural Mortgage Loans(1)
0% - 50%	$151	$82	$146	$236	$187	$5	$807
50% - 70%	51	8	131	146	83	20	439
70% - 90%	-	-	-	1	-	-	1
90% plus	-	-	-	-	3	-	3
Total Agricultural
Mortgage Loans	$202	$90	$277	$383	$273	$25	$1,250

Total Mortgage Loans(1)
0% - 50%	$249	$82	$146	$269	$209	$5	$960
50% - 70%	136	216	514	219	137	20	1,242
70% - 90%	105	5	423	579	166	49	1,327
90% plus	-	-	84	24	400	18	526

Total Mortgage Loans	$490	$303	$1,167	$1,091	$912	$92	$4,055

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2011.

Age Analysis of Past Due Mortgage Loans

							Recorded
							Investment
			90			Total	> 90 Days
	30-59	60-89	Days			Financing	and
	Days	Days	or >	Total	Current	Receivables	Accruing

				(In Millions)

Commercial	$-	$-	$-	$-	$2,805	$2,805	$-
Agricultural	1	-	20	21	1,229	1,250	-
Total Mortgage Loans	$1	$-	$20	$21	$4,034	$4,055	$-

The following table provides information regarding impaired loans at June 30, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment(1)	Recognized

	(In Millions)
June 30, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	2	2	-	3	-
Total	$2	$2	$-	$3	$-

With related allowance recorded:
Commercial mortgage loans - other	$118	$118	$(28)	$119	$3
Agricultural mortgage loans	-	-	-	-	-
Total	$118	$118	$(28)	$119	$3

December 31, 2010:
With no related allowance recorded:
Commercial mortgage loans - other	$-	$-	$-	$-	$-
Agricultural mortgage loans	3	3	-	-	-
Total	$3	$3	$-	$-	$-

With related allowance recorded:
Commercial mortgage loans - other	$122	$122	$(18)	$24	$2
Agricultural mortgage loans	-	-	-	-	-
Total	$122	$122	$(18)	$24	$2

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features.  The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support.  The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders’ account balances would support.  The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations.  Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results.  Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, and swaptions as well as repurchase agreement transactions.  For GMDB, GMIB and GWBL, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things.  The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements.  Since 2010, a portion of exposure to realized interest rate volatility has been hedged through the purchase of swaptions.  The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, the Company has implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities.  The remaining protection expired in first quarter 2011.  Since the beginning of 2010, the Company occasionally has in place, including at June 30, 2011, an anticipatory hedge program to protect against declining interest rates with respect to a part of its projected variable annuity sales.  Beginning in fourth quarter 2010, the Company purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive life and annuity business.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

				Gains (Losses)
	At June 30, 2011			Reported In Net
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2011

	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$4,372	$-	$2	$(282)
Swaps	541	1	7	(30)
Options	315	43	32	3

Interest rate contracts:(1)
Floors	9,000	309	-	47
Swaps	6,179	224	85	72
Futures	6,539	250	-	6
Swaptions	6,414	-	-	93

Other freestanding contracts:(1)
Foreign currency contracts	124	-	1	-
Net investment income (loss)				(91)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	4,367	-	(239)

GWBL and other features(3)	-	-	35	3

Total, June 30, 2011	$33,484	$5,194	$162	$(327)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

				Gains (Losses)
	At December 31, 2010			Reported In Net
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2010

	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$3,772	$-	$-	$192
Swaps	734	-	27	101
Options	1,070	5	1	(12)

Interest rate contracts:(1)
Floors	9,000	326	-	126
Swaps	5,352	201	134	305
Futures	5,151	-	-	34
Swaptions	4,479	171	-	359

Other freestanding contracts:(1)
Foreign currency contracts	133	-	1	(1)
Net investment income (loss)				1,104

Embedded derivatives:
GMIB reinsurance contracts(2)	-	4,606	-	1,780

GWBL and other features(3)	-	-	38	(124)

Total	$29,691	$5,309	$201	$2,760

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

At June 30, 2011, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $215 million.  At June 30, 2011, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $57 million.  At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $29 million.  All exchange-traded futures contracts are net cash settled daily.  All outstanding equity-based and treasury futures contracts at June 30, 2011 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments.  The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process.  In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies.  At June 30, 2011 and December 31, 2010, respectively, the Company held $688 million and $512 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements.  This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating.  In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered.  In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty.  The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2011 and December 31, 2010, respectively, were $8 million and $84 million, for which the Company had received collateral of $7 million in 2011, and posted collateral of $99 million in 2010, in the normal operation of its collateral arrangements.  If the investment grade related contingent features had been triggered on June 30, 2011, the Company would not have been required to post material collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

	June 30,	December 31,
	2011	2010

	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,191	$8,272
Policyholder dividend obligation	158	119
Other liabilities	63	142
Total Closed Block liabilities	8,412	8,533

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,366 and $5,416)	5,616	5,605
Mortgage loans on real estate	1,163	981
Policy loans	1,096	1,119
Cash and other invested assets	19	281
Other assets	225	245
Total assets designated to the Closed Block	8,119	8,231

Excess of Closed Block liabilities over assets designated to the Closed Block	293	302

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit
of $(36) and $(28) and policyholder dividend obligation of $(158) and $(119)	67	53

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$360	$355

Closed Block revenues and expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

REVENUES:
Premiums and other income	$89	$92	$181	$187
Investment income (loss) (net of investment expenses
of $0, $0, $0 and $0)	108	117	218	235
Investment gains (losses), net:
Total other-than-temporary impairment losses	(7)	(8)	(7)	(8)
Portion of loss recognized in other comprehensive income (loss)	-	1	-	1
Net impairment losses recognized	(7)	(7)	(7)	(7)
Other investment gains (losses), net	-	-	1	6
Total investment gains (losses), net	(7)	(7)	(6)	(1)
Total revenues	190	202	393	421

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	195	201	400	404
Other operating costs and expenses	-	1	1	1
Total benefits and other deductions	195	202	401	405

Net revenues before income taxes	(5)	-	(8)	16
Income tax (expense) benefit	2	-	3	(6)
Net Revenues (Losses)	$(3)	$-	$(5)	$10

Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended
	June 30,
	2011	2010

	(In Millions)

Balances, beginning of year	$119	$-
Unrealized investment gains (losses)	39	165
Balances, End of Period	$158	$165

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A)  Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total

	(In Millions)

Balance at January 1, 2011	$1,265	$2,311	$3,576
Paid guarantee benefits	(87)	(17)	(104)
Other changes in reserve	159	162	321
Balance at June 30, 2011	1,337	2,456	3,793

Balance at January 1, 2010	1,087	1,558	2,645
Paid guarantee benefits	(52)	(10)	(62)
Other changes in reserve	114	539	653
Balance at June 30, 2010	$1,149	$2,087	$3,236

Related GMDB reinsurance ceded amounts were:

	Six Months Ended
	June 30,
	2011	2010

	(In Millions)

Balance, beginning of year	$533	$405
Paid guarantee benefits	(36)	(34)
Other changes in reserve	88	79
Balance, End of Period	$585	$450

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table.  For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values.  For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates.  Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return
	of
	Premium	Ratchet	Roll-Up	Combo	Total

	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$11,835	$232	$126	$487	$12,680
Separate Accounts	$30,479	$7,746	$4,221	$35,812	$78,258
Net amount at risk, gross	$802	$845	$2,537	$10,124	$14,308
Net amount at risk, net of
amounts reinsured	$802	$539	$1,684	$3,946	$6,971
Average attained age
of contractholders	50.1	63.0	68.3	63.5	53.9
Percentage of contractholders
over age 70	7.8%	26.7%	45.9%	27.2%	13.8%
Range of contractually specified
interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	$561	$588
Separate Accounts	N/A	N/A	$2,832	$48,400	$51,232
Net amount at risk, gross	N/A	N/A	$1,330	$1,723	$3,053
Net amount at risk, net of
amounts reinsured	N/A	N/A	$393	$404	$797
Weighted average years remaining
until annuitization	N/A	N/A	0.6	5.7	5.3
Range of contractually specified
interest rates	N/A	N/A	3% - 6%	3% - 6%	3% - 6.5%

The GWBL and other guaranteed benefits related liability not included above, were $35 million and $38 million at June 30, 2011 and December 31, 2010, respectively, which is accounted for as embedded derivatives.  This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30,	December 31,
	2011	2010

	(In Millions)

GMDB:
Equity	$51,481	$48,904
Fixed income	3,869	3,980
Balanced	22,269	22,230
Other	639	713
Total	$78,258	$75,827

GMIB:
Equity	$33,197	$31,837
Fixed income	2,355	2,456
Balanced	15,359	15,629
Other	321	370
Total	$51,232	$50,292

C)  Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products.  The program has also been extended to cover other guaranteed benefits as they have been made available.  This program currently utilizes derivative instruments, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts and swaptions as well as repurchase agreement transactions, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets.  At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured.  At June 30, 2011, the total account value and net amount at risk of the hedged variable annuity contracts were $39,989 million and $5,308 million, respectively, with the GMDB feature and $21,264 million and $410 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct	Reinsurance
	Liability	Ceded	Net

	(In Millions)

Balance at January 1, 2011	$375	$(231)	$144
Other changes in reserves	13	(1)	12
Balance at June 30, 2011	$388	$(232)	$156

Balance at January 1, 2010	$255	$(174)	$81
Other changes in reserves	73	(26)	47
Balance at June 30, 2010	$328	$(200)	$128

6)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at June 30, 2011

	Level 1	Level 2	Level 3	Total

	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$21,449	$406	$21,862
U.S. Treasury, government and agency	-	2,475	-	2,475
States and political subdivisions	-	463	49	512
Foreign governments	-	540	21	561
Commercial mortgage-backed	-	-	1,004	1,004
Residential mortgage-backed(1)	-	1,846	-	1,846
Asset-backed(2)	-	143	116	259
Redeemable preferred stock	204	927	2	1,133
Subtotal	211	27,843	1,598	29,652
Other equity investments	91	4	72	167
Trading securities	470	66	-	536
Other invested assets:
Short-term investments	-	137	-	137
Swaps	-	133	-	133
Futures	-	(2)	-	(2)
Options	-	11	-	11
Floors	-	309	-	309
Swaptions	-	250	-	250
Subtotal	-	838	-	838
Cash equivalents	1,416	-	-	1,416
Segregated securities	-	1,000	-	1,000
GMIB reinsurance contracts	-	-	4,367	4,367
Separate Accounts' assets	92,379	2,341	220	94,940
Total Assets	$94,567	$32,092	$6,257	$132,916

Liabilities
GWBL and other features' liability	$-	$-	$35	$35
Total Liabilities	$-	$-	$35	$35

(1) (2)
Includes publicly traded agency pass-through securities and collateralized obligations.
Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$21,405	$320	$21,732
U.S. Treasury, government and agency	-	1,916	-	1,916
States and political subdivisions	-	462	49	511
Foreign governments	-	539	21	560
Commercial mortgage-backed	-	-	1,103	1,103
Residential mortgage-backed(1)	-	1,668	-	1,668
Asset-backed(2)	-	98	148	246
Redeemable preferred stock	207	1,112	2	1,321
Subtotal	214	27,200	1,643	29,057
Other equity investments	77	24	73	174
Trading securities	425	81	-	506
Other invested assets:
Short-term investments	-	148	-	148
Swaps	-	40	-	40
Options	-	4	-	4
Floors	-	326	-	326
Swaptions	-	171	-	171
Subtotal	-	689	-	689
Cash equivalents	1,693	-	-	1,693
Segregated securities	-	1,110	-	1,110
GMIB reinsurance contracts	-	-	4,606	4,606
Separate Accounts' assets	89,647	2,160	207	92,014
Total Assets	$92,056	$31,264	$6,529	$129,849

Liabilities:
GWBL and other features' liability	$-	$-	$38	$38
Total Liabilities	$-	$-	$38	$38

(1) (2)
Includes publicly traded agency pass-through securities and collateralized obligations.
Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 74.1% and 74.2% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets.  Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts.  Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 24.4% and 24.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities.  As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity.  These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values.  Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data.  Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities.  At June 30, 2011 and December 31, 2010, respectively, approximately $1,925 million and $1,726 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2, including CMBS, for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at June 30, 2011 and December 31, 2010, respectively, the net fair value of freestanding derivative positions is approximately $700 million and $540 million, or approximately 51.0% and 38.2% of Other invested assets measured at fair value on a recurring basis.  The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2.  The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions.  The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements.  Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing.  As a result, the Company reduced the fair value of its OTC derivative asset exposures by $2.1 million at June 30, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at June 30, 2011.

At June 30, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.5% and 1.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities.  Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement.  Included in the Level 3 classification at June 30, 2011 and December 31, 2010, respectively, were approximately $341 million and $277 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data.  The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security.  In addition, approximately $1,120 million and $1,251 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities.  In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts.  The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios.  The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index.  Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively.  After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $136 million at June 30, 2011 to recognize incremental counterparty non-performance risk.  The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at June 30, 2011.

In the first six months of 2011, AFS fixed maturities with fair values of $48 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $14 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 0.38% of total equity at June 30, 2011.  In the second quarter of 2011, the trading restriction period for one of the Company’s public securities lapsed, and as a result $21 million was transferred from a Level 2 classification to a Level 1 classification.

In the first six months of 2010, AFS fixed maturities with fair values of $209 million and $23 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values.  In addition, AFS fixed maturities with fair value of $31 million were transferred into the Level 3 classification.  These transfers in the aggregate represent approximately 1.6% of total equity at June 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2011 and 2010, respectively:

Level 3 Instruments
Fair Value Measurements

		State and		Commer-
		Political		cial
		Sub-	Foreign	Mortgage-	Asset-
	Corporate	divisions	Govts	backed	backed

	(In Millions)

Balance, April 1, 2011	$355	$48	$21	$1,107	$125
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	-	-	-	-
Investment gains (losses), net	-	-	-	(21)	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	1	-	-	(21)	-
Other comprehensive income (loss)	2	1	-	(6)	-
Purchases	100	-	-	-	-
Sales	(6)	-	-	(76)	(9)
Transfers into Level 3(2)	2	-	-	-	-
Transfers out of Level 3(2)	(48)	-	-	-	-
Balance, June 30, 2011	$406	$49	$21	$1,004	$116

Balance, April 1, 2010	$421	$48	$1	$1,419	$188
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	-	-	-	-
Investment gains (losses), net	-	-	-	(38)	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	1	-	-	(38)	-
Other comprehensive income (loss)	6	3	-	(11)	3
Purchases/issuances	85	-	-	-	-
Sales/settlements	(13)	(1)	-	(127)	(9)
Transfers into/out of Level 3(2)	(74)	-	-	-	(34)
Balance, June 30, 2010	$426	$50	$1	$1,243	$148

(1)	There were no U.S. Treasury, government and agency or Residential mortgage-backed securities classified as Level 3 at June 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

		State and		Commer-
		Political		cial
		Sub-	Foreign	Mortgage-	Asset-
	Corporate	divisions	Govts	backed	backed

	(In Millions)

Balance, January 1, 2011	$320	$49	$21	$1,103	$148
Total gains (losses), realized and
unrealized included in:
Earnings (loss) as:
Net investment income (loss)	2	-	-	1	-
Investment gains (losses), net	-	-	-	(20)	1
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	2	-	-	(19)	1
Other comprehensive income (loss)	(2)	-	-	55	2
Purchases	111	-	-	-	-
Sales	(10)	-	-	(135)	(16)
Transfers into Level 3(2)	14	-	-	-	-
Transfers out of Level 3(2)	(29)	-	-	-	(19)
Balance, June 30, 2011	$406	$49	$21	$1,004	$116

Balance, January 1, 2010	$466	$47	$21	$1,490	$217
Total gains (losses), realized and
unrealized included in:
Earnings (loss) as:
Net investment income (loss)	2	-	-	1	-
Investment gains (losses), net	-	-	-	(68)	-
Increase (decrease) in the fair value
of the reinsurance contracts	-	-	-	-	-
Subtotal	2	-	-	(67)	-
Other comprehensive income (loss)	15	-	-	(52)	5
Purchases/issuances	98	3	-	-	-
Sales/settlements	(40)	-	-	(127)	(17)
Transfers into/out of Level 3(2)	(115)	-	(20)	-	(57)
Balance, June 30, 2010	$426	$50	$1	$1,244	$148

(1)	There were no U.S. Treasury, government and agency or Residential mortgage-backed securities classified as Level 3 at June 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-					GWBL
	able	Other	Other	GMIB	Separate	and Other
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

	(In Millions)

Balance, April 1, 2011	$3	$73	$-	$3,673	$212	$(3)
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	3	-
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	641	-	-
Policyholders' benefits	-	-	-	-	-	34
Subtotal	-	-	-	641	3	34
Other comprehensive
income (loss)	(1)	(1)	-	-	-	-
Purchases	-	-	-	59	7	4
Issuances	-	-	-	-	-	-
Sales	-	-	-	(6)	(1)	-
Settlements	-	-	-	-	-	-
Transfers into Level 3(2)	-	-	-	-	(1)	-
Transfers out of Level 3(2)	-	-	-	-	-	-
Balance, June 30, 2011	$2	$72	$-	$4,367	$220	$35

Balance, April 1, 2010	$12	$1	$(7)	$2,209	$207	$40
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	19	-	-	-
Investment gains (losses), net	4	-	-	-	2	-
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	1,776	-	-
Policyholders' benefits	-	-	-	-	-	132
Subtotal	4	-	19	1,776	2	132
Other comprehensive
income (loss)	-	-	-	-	-	-
Purchases/issuances	-	-	-	51	-	7
Sales/settlements	(14)	(1)	-	-	(4)	-
Transfers into/out of Level 3(2)	-	13	-	-	-	-
Balance, June 30, 2010	$2	$13	$12	$4,036	$205	$179

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem-					GWBL
	able	Other	Other	GMIB	Separate	and Other
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability

	(In Millions)

Balance, January 1, 2011	$2	$73	$-	$4,606	$207	$38
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	-	-	-	-	-
Investment gains (losses), net	-	-	-	-	8	-
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	(343)	-	-
Policyholders' benefits	-	-	-	-	-	(12)
Subtotal	-	-	-	(343)	8	(12)
Other comprehensive
income (loss)	-	(1)	-	-	-	-
Purchases	-	-	-	118	7	9
Issuances	-	-	-	-	-	-
Sales	-	-	-	(14)	(1)	-
Settlements	-	-	-	-	-	-
Transfers into Level 3(2)	-	-	-	-	(1)	-
Transfers out of Level 3(2)	-	-	-	-	-	-
Balance, June 30, 2011	$2	$72	$-	$4,367	$220	$35

Balance, January 1, 2010	$12	$2	$300	$2,256	$230	$55
Total gains (losses), realized and
unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	-	(1)	12	-	-	-
Investment gains (losses), net	4	-	-	-	(22)	-
Increase (decrease) in
the fair value of the
reinsurance contracts	-	-	-	1,679	-	-
Policyholders' benefits	-	-	-	-	-	115
Subtotal	4	(1)	12	1,679	(22)	115
Other comprehensive
income (loss)	-	-	-	-	-	-
Purchases/issuances	-	-	-	101	1	9
Sales/settlements	(14)	(1)	-	-	(5)	-
Transfers into/out of Level 3(2)	-	13	(300)	-	1	-
Balance, June 30, 2010	$2	$13	$12	$4,036	$205	$179

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2011 and 2010 by category for Level 3 assets and liabilities still held at June 30, 2011 and 2010, respectively:

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income	(Losses),	Reinsurance		holders'
	(Loss)	Net	Contracts	OCI	Benefits

	(In Millions)

Level 3 Instruments
Second Quarter 2011
Still Held at June 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$2	$-
Commercial mortgage-backed	-	-	-	(7)	-
Asset-backed	-	-	-	-	-
Other fixed maturities, available-for-sale	-	-	-	-	-
Subtotal	$-	$-	$-	$(5)	$-
Other invested assets	-	-	-	-	-
GMIB reinsurance contracts	-	-	694	-	-
Separate Accounts’ assets	-	3	-	-	-
GWBL and other features’ liability	-	-	-	-	(38)
Total	$-	$3	$694	$(5)	$(38)

Second Quarter 2010
Still Held at June 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$6	$-
State and political subdivisions	-	-	-	3	-
Commercial mortgage-backed	-	-	-	(11)	-
Asset-backed	-	-	-	3	-
Other fixed maturities, available-for-sale	-	-	-	-	-
Subtotal	$-	$-	$-	$1	$-
Other invested assets	19	-	-	-	-
GMIB reinsurance contracts	-	-	1,827	-	-
Separate Accounts’ assets	-	1	-	-	-
GWBL and other features’ liability	-	-	-	-	(138)
Total	$19	$1	$1,827	$1	$(138)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at June 30, 2011 and 2010.

	Earnings (Loss)
			Increase
	Net	Investment	(Decrease) in
	Investment	Gains	Fair Value of		Policy-
	Income	(Losses),	Reinsurance		holders'
	(Loss)	Net	Contracts	OCI	Benefits

	(In Millions)
Level 3 Instruments
First Six Months of 2011
Still Held at June 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$(1)	$-
Commercial mortgage-backed	-	-	-	49	-
Asset-backed	-	-	-	2	-
Other fixed maturities, available-for-sale	-	-	-	-	-
Subtotal	$-	$-	$-	$50	$-
Other invested assets	-	-	-	-	-
GMIB reinsurance contracts	-	-	(239)	-	-
Separate Accounts’ assets	-	8	-	-	-
GWBL and other features’ liability	-	-	-	-	3
Total	$-	$8	$(239)	$50	$3

First Six Months of 2010
Still Held at June 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$-	$-	$-	$15	$-
State and political subdivisions	-	-	-	3	-
Commercial mortgage-backed	-	-	-	(54)	-
Asset-backed	-	-	-	5	-
Other fixed maturities, available-for-sale	-	-	-	-	-
Subtotal	$-	$-	$-	$(31)	$-
Other invested assets	12	-	-	-	-
GMIB reinsurance contracts	-	-	1,780	-	-
Separate Accounts’ assets	-	(23)	-	-	-
GWBL and other features’ liability	-	-	-	-	(124)
Total	$12	$(23)	$1,780	$(31)	$(124)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at June 30, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs.  When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy.  At June 30, 2011 and December 31, 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at June 30, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below.  Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,027	$4,163	$3,571	$3,669
Other limited partnership interests	1,699	1,699	1,451	1,451
Loans to affiliates	1,043	1,105	1,045	1,101
Policyholders liabilities:
Investment contracts	2,558	2,642	2,609	2,679
Long-term debt	200	235	200	228

Closed Blocks:
Mortgage loans on real estate	$1,163	$1,212	$981	$1,015
Other equity investments	1	1	1	1
SCNILC liability	7	7	7	7

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees.  While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications.  Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented.  Management, in consultation with its actuarial advisors in respect of the Company’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of June 30, 2011 due to the significant uncertainty and complexity of many aspects of the new law.

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

In the first six months of 2011, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were $0 million and $258 million.  AllianceBernstein and the Company currently estimate they will make additional contributions to their respective qualified retirement plans of $7 million and $49 million before year-end 2011.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$10	$11	$20	$22
Interest cost	30	32	60	64
Expected return on assets	(30)	(29)	(60)	(58)
Net amortization	36	31	72	62
Net Periodic Pension Expense	$46	$45	$92	$90

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company.  AllianceBernstein also sponsors its own unit option plans for certain of its employees.  Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.  For the second quarter and first six months of 2011 and 2010, respectively, the Company recognized compensation cost for share-based payment arrangements of $56 million, $116 million, $34 million and $81 million.

On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake.  The performance units earned during this performance period will vest and be settled the third anniversary of the award date.  The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014.  In second quarter and first six months of 2011, the expense associated with the March 18, 2011 grant of performance units was approximately $1 million and $3 million, respectively.

On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros.  Approximately 2,267,720 of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term.  In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period.  All of the options granted on March 18, 2011 have a ten-year term.  The weighted average grant date fair value per option award was estimated at $2.46 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature.  Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%.  The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible.  In second quarter and first six months of 2011, the expense associated with the March 18, 2011 grant of options was approximately $0 million and $1 million, respectively.

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

Income taxes for the interim periods ended June 30, 2011 and 2010 were computed using an estimated annual effective tax rate.  This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.  The tax expense for the six months ended June 30, 2010 reflected a $148 million benefit primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

The IRS completed its examination of the Company's 2004 and 2005 Federal corporate income tax returns and issued its Revenue Agent's Report on August 10, 2011. The Company expects to appeal certain issues to the Appeals Division of the IRS.  It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the conclusion of these IRS proceedings and the addition of new issues for open tax years.  The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, except as set forth below:

Insurance Litigation

In Eagan, in June 2011, the Court granted final approval of the settlement between the parties.

In July 2011, a lawsuit was filed in the United States District Court of the District of New Jersey, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”).  The lawsuit was filed derivatively on behalf of eight funds.  The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended, for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services.  Plaintiff seeks recovery of the alleged overpayments, or alternatively, rescission of the contracts and restitution of all fees paid.

Insurance Regulatory Matters

AXA Equitable, along with other life insurance industry companies, has been the subject of various examinations regarding its unclaimed property and escheatment procedures.  For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry unclaimed property and escheatment practices.  In July 2011, AXA Equitable, along with all other life insurance companies licensed to do business in New York, received a request for a special report from the New York State Insurance Department principally concerning insurance company practices for locating beneficiaries when no death claim has been filed.  AXA Equitable has also been contacted by a third party auditor on behalf of a number of U.S. state jurisdictions for compliance with unclaimed property laws of those jurisdictions. AXA Equitable is cooperating with these examinations.

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

AllianceBernstein Litigation

In connection with its market timing matters, the derivative claim, which was brought by AllianceBernstein Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers. The stipulation of settlement has been submitted to the court for final approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.
_______________________________________________

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

11)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.  Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $13 million, $28 million, $16 million and $31 million, respectively, for the second quarter and first six months of 2011 and 2010.

AXA Equitable paid $164 million, $321 million, $159 million and $309 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first six months of 2011 and 2010.  AXA Equitable charged AXA Distribution’s subsidiaries $111 million, $219 million, $92 million and $194 million, respectively, for their applicable share of operating expenses for the second quarter and first six months of 2011 and 2010, pursuant to the Agreements for Services.

12)	RESTRUCTURING

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations.  In the second quarter and first six months of 2011, respectively, the Company recorded a $21 million and a $23 million pre-tax charge related to severance costs.

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with its workforce reductions that commenced in 2008.  As a result, AllianceBernstein recorded a non-cash pre-tax charge of $102 million in 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space.  During the first six months of 2011, no adjustments were made to the real estate liability.  During the first six months of 2010, a $12 million pre-tax real estate charge was recorded.

13)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Net earnings (loss)	$795	$1,642	$264	$2,110

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	132	218	171	361
Changes in defined benefit plan related items not yet recognized
in periodic benefit cost, net of reclassification adjustment	(12)	(1)	(33)	(21)
Total other comprehensive income (loss), net of income taxes	120	217	138	340
Comprehensive income (loss)	915	1,859	402	2,450
Less: Comprehensive (income) loss attributable to
noncontrolling interest	(76)	8	(139)	(75)
Comprehensive Income (Loss) Attributable to
AXA Equitable	$839	$1,867	$263	$2,375

14)  SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(In Millions)

Segment revenues:
Insurance	$2,677	$4,703	$3,239	$6,112
Investment Management(1)	729	690	1,484	1,420
Consolidation/elimination	(4)	(6)	(10)	(12)
Total Revenues	$3,402	$5,387	$4,713	$7,520

Segment earnings (loss) from continuing operations,
before income taxes:
Insurance	$1,096	$2,382	$88	$2,696
Investment Management	99	91	220	219
Consolidation/elimination	1	1	1	3
Total Earnings (Loss) from Continuing Operations,
before income taxes	$1,196	$2,474	$309	$2,918

(1)	Net of interest expense incurred on securities borrowed.

	June 30,	December 31,
	2011	2010

	(In Millions)

Segment assets:
Insurance	$155,393	$152,038
Investment Management	11,142	11,130
Consolidation/elimination	(8)	(12)
Total Assets	$166,527	$163,156

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

BACKGROUND

Established in 1859, AXA Equitable is among the largest life insurance companies in the United States.  As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management services.  Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $546.50 billion at June 30, 2011, of which approximately $461.00 billion were managed by AllianceBernstein.  AXA Equitable is a wholly owned subsidiary of AXA Financial, which is itself a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

FIRST SIX MONTHS OF 2011 OVERVIEW

The Insurance Group continues to review and modify its product portfolio with the strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk.  Solid progress has been made in executing this strategy, as several new and innovative life insurance and annuity products have been introduced to the marketplace, which have been well received.  In second quarter 2011, sales of these new and innovative products continue to account for a meaningful amount of total product sales.

In the first six months of 2011, annuities’ first year premiums and deposits by the Insurance Group increased by $208 million or 10% from the comparable 2010 period, primarily due to increased premiums and deposits of variable annuity products.  The Insurance Group’s first year life insurance premiums and deposits in the first six months of 2011 increased by $31 million or 17% from the comparable 2010 period, primarily due to increased sales of universal life insurance products, partially offset by decreases in first year term life insurance sales.

AllianceBernstein’s total assets under management (“AUM”) as of June 30, 2011 were $461.00 billion, down $17.00 billion, or 3.7%, compared to December 31, 2010.  AllianceBernstein’s AUM increased $12.80 billion, or 2.9%, compared to June 30, 2010.  During the first six months of 2011, AUM decreased as a result of net outflows of $33.90 billion (primarily in the Institutions channel), partially offset by market appreciation of $15.70 billion and $1.20 billion related to an acquisition.  During the twelve month period ended June 30, 2011, AUM increased as a result of market appreciation of $82.40 billion and an additional inflow of $9.10 billion (including $8.00 billion from the acquisition of an alternative investments group in October 2010) partially offset by net outflows of $78.70 billion.

RECENT EVENTS - FINANCIAL AND ECONOMIC ENVIRONMENT

Our business and results of operations are materially affected by conditions in the capital markets and the economy, generally.  Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes can have an adverse effect on our business, consolidated results of operations and financial condition.  Recent events, including among other things, sluggish economic data, concerns over European sovereign debt and the downgrade by Standard & Poors of the United States' debt from AAA to AA+ have added to the uncertainty in the capital markets and could further disrupt economic activity in the United States and elsewhere.  In addition, the recent decision by the United States Federal Reserve to keep the federal funds rate exceptionally low through mid-2013 may exacerbate the interest rate risks inherent in our business.  As a result of these events, many of the risks we face, including those identified in the Risk Factors section of the 2010 Form 10-K, and the resulting adverse effects on our business, consolidated results of operation and financial condition could be exacerbated.  See “Item 1A - Risk Factors” in the 2010 Form 10-K.

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

The table below shows, for the first six months of 2011 and 2010 and the year ended December 31, 2010, the impact on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

			Year Ended
	Six Months Ended June 30,		December 31,
	2011	2010	2010

	(In Millions)

Income (losses) on free-standing derivatives(1)	$(95)	$1,057	$(245)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(239)	1,780	2,350
(Increase) decrease in GMDB, GMIB and GWBL reserves, net
of related GMDB reinsurance(3)	(161)	(671)	(923)
Total	$(495)	$2,166	$1,182

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

CONSOLIDATED RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net earnings attributable to the Company totaled $135 million for the first six months of 2011, a decline of $1.85 billion from the $1.99 billion reported for the comparable 2010 period with respective $1.70 billion and $150 million declines in the Insurance and Investment Management segments’ results.  The decline is partially attributable to investment loss from derivatives as compared to income in the prior period, a decrease in the fair value of reinsurance contracts compared to an increase in the prior period, increases in DAC amortization and higher operating costs and expenses partially offset by increases in policy fee income, higher commissions, fees and other income, lower policyholders’ benefits and the absence of a one-time tax benefit in 2010.

Net earnings attributable to the noncontrolling interest were $129 million in the first six months of 2011 as compared to $123 million from the comparable 2010 period. The increase was principally due to lower losses in AllianceBernstein subsidiaries for which there is a noncontrolling interest, ($15 million for the six months ended June 30, 2011 as compared to $26 million for the comparable prior year).

Net earnings inclusive of earnings attributable to noncontrolling interest were $264 million in the first six months of 2011, a decline of $1.85 million from the $2.11 billion reported for the comparable 2010 period.  The Insurance segment’s net earnings in the 2011 period was $88 million, a decline of $1.70 billion from $1.79 billion in net earnings in the first six months of 2010, while the net earnings for the Investment Management segment totaled $175 million, a $142 million decrease from the $317 million in net earnings in the first six months of 2010.  There were no results from discontinued operations in the first six months of 2011 and 2010.

Income tax expense in the first six months of 2011 was $45 million compared to $808 million in the comparable 2010 period.  The decrease in income tax expense was primarily due to the decrease in pre-tax income. The income tax expense in the first six months of 2010 was also impacted by a tax benefit of $148 million in first quarter 2010 related to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”).  As a limited liability company, ACMC’s income is subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation.  ACMC’s principal asset is its holdings of AllianceBernstein Units.  There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.

Earnings from continuing operations before income taxes were $309 million for the first six months of 2011, a decline of $2.61 billion from the $2.92 billion in pre-tax earnings reported for the year earlier period.  The Insurance segment’s earnings from continuing operations totaled $88 million in the first six months of 2011, $2.60 billion lower than the first six months of 2010’s earnings of $2.70 billion; the decline was primarily due to investment loss from derivatives as compared to income in the prior period, a decrease in the fair value of reinsurance contracts as compared to an increase in the prior period and higher DAC amortization partially offset by higher policy fee income, higher commissions, fees and other income, lower policyholders’ benefits and lower impairments on fixed maturities.  The Investment Management segment’s earnings from continuing operations were $220 million in the first six months of 2011, $1 million higher than the $219 million in the comparable 2010 period, principally due to higher distribution revenues, lower net investment income (loss) in the first six months of 2011 as compared to the 2010 period, partially offset by higher compensation and benefits, higher distribution related payments and higher other operating costs at AllianceBernstein in the first six months of 2011.

Revenues.  In the first six months of 2011, total revenues for the enterprise were $4.71 billion in the first six months of 2011, a decline of $2.81 billion from the $7.52 billion reported in the comparable 2010 period.  The Insurance segment reported a $2.87 billion decrease in its revenues while the Investment Management segment had an increase of $64 million.  The decrease of Insurance segment revenues to $3.24 billion in the 2011 period as compared to $6.11 billion in the first six months of 2010 was principally due to the $88 million investment loss from derivatives as compared to $1.11 billion investment income in the prior period, a decrease in the fair value of reinsurance contracts accounted for as derivatives of $239 million as compared to a $1.78 billion increase in the first six months of 2010, partially offset by the $223 million higher policy fee income and the $66 million increase in commissions, fees and other income.  The Investment Management segment’s $1.48 billion in revenues for the first six months of 2011 as compared to $1.42 billion in the comparable 2010 period primarily was due to a $50 million improvement in net investment income (loss) and a $17 million increase in distribution revenues at AllianceBernstein.

Policy fee income was $1.71 billion, $223 million higher than the $1.49 billion in the first six months of 2010.  This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into 2011 and a decrease in the initial fee liability resulting from the projection of lower future cost of insurance charges (more than offset in DAC amortization).

Net investment income decreased $1.08 billion to $1.08 billion in the first six months of 2011 from $2.16 billion in the comparable 2010 period.  The $1.13 billion decrease to $1.06 billion for the Insurance segment was primarily due to a $88 million decrease in the fair value of derivative instruments in the first six months of 2011 as compared to a $1.11 billion increase in the first six months of 2010 and a $25 million decrease in fixed maturities investment income.  The decline was partially offset by an increase in other investment income of $88 million from equity limited partnership investments.  The Investment Management’s $50 million decrease in net investment loss to $1 million in the first six months of 2011 as compared to $51 million of net investment loss in 2010 was primarily due to $8 million of investment income from deferred compensation related investments in the first six months of 2011 as compared to $26 million of investment losses in the comparable prior period and $13 million lower investment loss from investments in venture capital joint ventures ($16 million in the first six months of 2011 versus $29 million in the year earlier period).

Investment losses totaled $30 million in the first six months of 2011, as compared to losses of $26 million in the comparable 2010 period.  The Insurance segment’s net losses in the first six months of 2011 was due to the $22 million of writedowns on fixed maturities in the first six months of 2011 as compared to $71 million in the comparable 2010 period (all of which related to CMBS securities) partially offset by $5 million of gains from the sale of General Account fixed maturities, down from $35 million from the year earlier period. In addition, there were $10 million in additions to valuation allowances on mortgage loans in the first six months of 2011.  The Investment Management segment posted $3 million in net losses in the first six months of 2011 as compared to $0 million in the comparable 2010 period due to losses on sales of investments including investments in AllianceBernstein’s consolidated joint venture in the 2011 period.

Commissions, fees and other income increased $66 million to $1.91 billion in the first six months of 2011 from $1.84 billion in the prior year period with increases of $46 million and $17 million in the Insurance and Investment Management segments, respectively.  The Insurance segment’s increase to $447 million in the first six months of 2011 was principally due to $38 million higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base.  The Investment Management segment’s increase was principally due to the $17 million increase in distribution revenues at AllianceBernstein in the first six months of 2011 as compared to the comparable 2010 period.  In the first six months of 2011, investment advisory and services fees totaled $1.02 billion, a decrease of $2 million from the $1.03 billion in the 2010 period.  The 2011 decrease in investment advisory and services fees were primarily due to the $5 million decrease in base fees offset by the $3 million increase in performance fees.  In the first six months of 2011, the Bernstein research revenues were $227 million, a $1 million decrease from the $228 million in the 2010 period.  This decrease was driven by lower market volumes.  The distribution revenues increased $17 million to $181 million in the first six months 2011 as compared to $164 million in the comparable 2010 period.  This increase was due to the increase in Retail average AUM, but also reflects a higher increase in the Retail AUM on which distribution fees are earned compared to sub-advisory AUM on which no such fees are earned.

In the first six months of 2011, there was a $239 million decrease in the fair value of the GMIB reinsurance contracts (including the reinsurance contract with AXA Bermuda, an affiliate), which are accounted for as derivatives, as compared to the $1.78 billion increase in their fair value in the comparable 2010 period; both quarters’ changes reflected existing capital market conditions.

Benefits and Other Deductions.  In the first six months of 2011, total benefits and other deductions decreased $198 million to $4.40 billion principally due to the Insurance segment’s reported decrease of $265 million primarily due to the $646 million lower policyholders’ benefits partially offset by the $166 million increase in DAC amortization in the 2011 period, the $134 million increase in other operating costs and expenses, the $63 million higher commission expenses and $44 million higher interest credited to policyholders’ account balances. The Investment Management segment’s $63 million increase was primarily due to higher compensation and benefits, higher distribution plan payments and higher other operating costs and expenses.

Policyholders’ benefits decreased $646 million to $1.16 billion in the first six months of 2011 from $1.81 billion in the year earlier period.  The decrease was primarily due to respective declines of $400 million and $110 million in the GMDB and GWBL reserves, a $95 million decline in benefits paid and a $35 million lower increase in the no lapse guarantee reserves.

In the first six months of 2011, interest credited to policyholders’ account balances totaled $493 million, an increase of $44 million from the $449 million reported for the first six months of 2010 primarily due to the absence of a $15 million liability release in second quarter 2010, and higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits increased $5 million to $927 million in the first six months of 2011 as an increase of $35 million for the Investment Management segment was partially offset by   a decrease of $29 million for the Insurance segment. The Investment Management segment increase in the first six months of 2011 to $709 million resulted from a $20 million increase in base compensation, fringe benefits and other employment partially offset by lower severance costs.  Commission expense increased $7 million in the first six months of 2011 reflecting higher private client sales volume.  Incentive compensation increased $7 million in the first six months of 2011 due to higher deferred compensation vesting expense offset by lower cash incentive compensation at AllianceBernstein.  The compensation and benefits decrease to $219 million for the Insurance segment was principally due to a $28 million decrease in salary expense (including $9 million in agent compensation and $22 million in salaries for employees transferred to an unconsolidated affiliate in 2011, whose related party costs are now reported in other operating costs and expenses, partially offset by higher incentive compensation and to a $2 million decrease in share-based and other compensation programs.

For the first six months of 2011, commissions in the Insurance segment totaled $565 million, an increase of $63 million when compared to $502 million from the comparable 2010 period, principally due to higher asset based compensation reflecting higher asset values, higher mutual fund commissions and increased variable annuity and universal life product sales.

The distribution related payment increase of $15 million to $153 million in the first six months of 2011 from $138 million in the first six months of 2010 was in line with the increase in distribution revenues.

DAC amortization was $565 million in the first six months of 2011, an increase of $196 million from $369 million of amortization in the comparable 2010 period.  The lower DAC amortization in 2010 was primarily due to better than expected persistency on the universal life products.

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC.  Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products are recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations.  As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated account balances for the Accumulator® products, subject to loss recognition testing.  In second quarter 2011, the DAC amortization method was changed to one based on estimated account balances for all issue years for the Accumulator® products due to the continued volatility of margins and the continued emergence of periods of negative margins.

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

A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance.  Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice.  This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits.  Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned, resulting in higher expected future gross profits and lower DAC amortization for the period.  The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance.  Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions,  as well as a limitation on the duration of use of these maximum or minimum rates of return.  As of June 30, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9% (6.73% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15% (12.73% net of product weighted average Separate Account fees) and 0% (-2.27% net of product weighted average Separate Account fees), respectively.  The maximum duration over which these rate limitations may be applied is 5 years.  This approach will continue to be applied in future periods.  These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization.  Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization.  At June 30, 2011, current projections of future average gross market returns assume a 0% annualized return for the next seven quarters, which is within the maximum and minimum limitations, and assume a reversion to the mean of 9% in eleven quarters.  To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $248 million net decrease in DAC amortization, and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $217 million net increase in DAC amortization.  This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

DAC capitalization totaled $470 million for the first six months of 2011, an increase of $30 million from the $440 million reported in the comparable 2010 period, principally due to $42 million higher first year commissions partially offset by a $12 million decrease in deferrable operating expenses.

Other operating costs and expenses were $801 million in the first six months of 2011, an increase of $155 million from $646 million in the comparable 2010 period.  The $134 million increase in the Insurance segment included a $69 million increase in the amortization of the cost of reinsurance, $23 million of severance costs recorded in the first six months of 2011, $27 million in fees paid to an affiliate (including the $22 million of personnel related expenses previously reported in compensation and benefits in the consolidated statements of earnings), $11 million increase in legal expenses and litigation reserves and $7 million higher consulting fees.  The $16 million increase reported in the Investment Management segment in the first six months of 2011 was primarily due to $8 million higher travel and entertainment expenses, $6 million higher transfer fees, $5 million higher portfolio services expenses and $5 million higher professional fees partially offset by the absence of the $12 million real estate charge recorded at AllianceBernstein in the first six months of 2010.

Premiums and Deposits.  The market for annuity and life insurance products of the types issued by the Insurance Group continues to be dynamic as the global economy and capital markets continue to recover from the period of significant stress experienced in recent years.  Among other things:

•
features and pricing of various products, including but not limited to variable annuity products, continue to change, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•	various insurance companies, including one or more in the Insurance Group, have eliminated and/or limited sales of certain annuity and life insurance products or features

Total premiums and deposits for insurance and annuity products for the first six months of 2011 were $5.24 billion, a $250 million increase from $4.98 billion in the comparable 2010 period while total first year premiums and deposits increased $240 million to $2.61 billion in the first six months of 2011 from $2.37 billion in the comparable 2010 period.  The annuity line’s first year premiums and deposits increased $208 million to $2.39 billion principally due to the $242 million increase in variable annuities’ sales ($156 million in the retail and $86 million in the wholesale channel) partially offset by lower sales of fixed annuity premiums of $34 million.  First year premiums and deposits for the life insurance products increased $32 million, primarily due to the $28 million and $21 million respective increases in sales of universal life insurance products in the wholesale and retail channels and, partially offset by the $9 million and $4 million respective decreases in first year term life insurance sales in the wholesale and retail channels.

Surrenders and Withdrawals. Surrenders and withdrawals increased $451 million, from $3.26 billion in the first six months of 2010 to $3.71 billion for the first six months of 2011.  There were increases of $420 million and $40 million in individual annuities and variable and interest-sensitive life surrenders and withdrawals, respectively, with a decrease of $9 million reported for the traditional life insurance line.  The annualized annuities surrender rate increased to 6.4% in the first six months of 2011 from 6.3% in the comparable 2010 period but continue to be lower than the expected long-term surrender rates.  In 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience.  If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income.  The individual life insurance products’ annualized surrender rate for the first six months of 2011 and 2010 was 3.9% for both periods.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management
(In Millions)
	June 30,
	2011	2010

Third party	$398,659	$392,059
General Account and other	52,896	51,673
Insurance Group Separate Accounts	94,940	79,318
Total Assets Under Management	$546,495	$523,050

Third party assets under management at June 30, 2011 increased $6.60 billion from June 30, 2010 primarily due to increases at AllianceBernstein.  General Account and other assets under management increased $1.22 billion from June 30, 2010.  The $15.62 billion increase in Insurance Group Separate Account assets under management at the end of second quarter 2011 as compared to June 30, 2010 resulted from increases in EQAT’s and other Separate Accounts’ AUM due to market appreciation.

AllianceBernstein assets under management at the end of the first six months of 2011 totaled $461.0 billion as compared to $448.2 billion at June 30, 2010 as market appreciation of $82.4 billion and $9.10 billion related to acquisitions were partially offset by net outflows of $78.7 billion.  The gross inflows were $16.6 billion, $30.6 billion and $7.4 billion in institutional investment, retail and private client channels, respectively, as compared to corresponding outflows of $78.7 billion, $42.6 billion and $12.0 billion, respectively.  Non-US clients accounted for 35.1% of the June 30, 2011 total.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable.  At June 30, 2011, AXA Equitable had no short-term debt nor were there any borrowings from FHLBNY.

AXA Equitable paid $379 million of shareholder dividends during the first six months of 2011; no shareholder dividends were paid in the comparable prior period.

AllianceBernstein.  In second quarter 2011, AllianceBernstein purchased an equity portfolio business for $10 million consisting of $6 million of cash payments and $4 million payable over the next two years.

On March 31, 2011, the remaining 50% interest in its Australian joint venture was purchased by AllianceBernstein from AXA and its subsidiaries for $21 million.

For the first six months of 2011, net cash provided by AllianceBernstein’s operating activities was $44 million, down $627 million from the 2010 period, due to a decrease in broker dealer-related net payables and additional seed investments.  During the first six months of 2011, net cash used in investing activities was $36 million.  The $32 million increase from the comparable 2010 period was principally the result of the purchase of the remaining 50% interest in the Australian joint venture mentioned above.  During the first six months of 2011, net cash used in financing activities decreased $305 million to $285 million. The decrease reflects higher issuance of commercial paper (net of repayments) of $260 million and lower distributions of $71 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) offset by $15 million higher purchases of Holding units to fund deferred compensation plans.

At June 30, 2011 and 2010, respectively, AllianceBernstein had $315 million and $79 million outstanding under its commercial paper program.  No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at  June 30, 2011.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 11, 2011	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	August 11, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer