Form 10-Q
period 2011-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2011-11-10
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-25280

AXA Equitable Life Insurance Company

(Exact name of registrant as specified in its charter)

New York	13-5570651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2011, 2,000,000 shares of the registrant’s Common Stock were outstanding.

REDUCED DISCLOSURE FORMAT:

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

AXA EQUITABLE, LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

*	Omitted pursuant to General Instruction H to Form 10-Q.

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

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$30,601	$29,057
Mortgage loans on real estate	4,082	3,571
Equity real estate, held for the production of income	95	140
Policy loans	3,550	3,581
Other equity investments	1,816	1,618
Trading securities	531	506
Other invested assets	2,489	1,413

Total investments	43,164	39,886
Cash and cash equivalents	4,561	2,155
Cash and securities segregated, at fair value	1,194	1,110
Broker-dealer related receivables	1,359	1,389
Deferred policy acquisition costs	4,522	8,383
Goodwill and other intangible assets, net	3,694	3,702
Amounts due from reinsurers	3,377	3,252
Loans to affiliates	1,043	1,045
Other assets	15,597	10,220
Separate Accounts’ assets	82,450	92,014

Total Assets	$160,961	$163,156

LIABILITIES
Policyholders’ account balances	$25,639	$24,654
Future policy benefits and other policyholders liabilities	21,204	18,965
Broker-dealer related payables	481	369
Amounts due to reinsurers	66	75
Customers related payables	1,709	1,770
Short-term and long-term debt	368	425
Loans from affiliates	1,325	1,325
Income taxes payable	5,552	4,315
Other liabilities	3,737	3,075
Separate Accounts’ liabilities	82,450	92,014

Total liabilities	142,531	146,987

Commitments and contingent liabilities (Note 10)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,626	5,593
Retained earnings	10,187	8,085
Accumulated other comprehensive income (loss)	(356)	(629)

Total AXA Equitable’s equity	15,459	13,051

Noncontrolling interest	2,971	3,118

Total equity	18,430	16,169

Total Liabilities and Equity	$160,961	$163,156

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$808	$778	$2,521	$2,268
Premiums	122	134	407	410
Net investment income (loss):
Investment income (loss) from derivative instruments	2,900	(252)	2,809	852
Other investment income (loss)	435	596	1,601	1,649

Total net investment income (loss)	3,335	344	4,410	2,501

Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(131)	(23)	(207)
Portion of loss recognized in other comprehensive income (loss)	—	9	1	14

Net impairment losses recognized	—	(122)	(22)	(193)
Other investment gains (losses), net	3	9	(5)	54

Total investment gains (losses), net	3	(113)	(27)	(139)

Commissions, fees and other income	903	903	2,812	2,746
Increase (decrease) in fair value of reinsurance contracts	5,687	3,069	5,448	4,849

Total revenues	10,858	5,115	15,571	12,635

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,352	1,494	3,514	3,302
Interest credited to policyholders’ account balances	220	243	713	692
Compensation and benefits	414	496	1,341	1,418
Commissions	312	260	877	762
Distribution related payments	77	72	230	210
Amortization of deferred sales commissions	9	12	29	36
Interest expense	27	26	80	80
Amortization of deferred policy acquisition costs	3,983	(229)	4,548	140
Capitalization of deferred policy acquisition costs	(281)	(218)	(751)	(658)
Rent expense	64	63	187	181
Amortization of other intangible assets	7	6	19	18
Other operating costs and expenses	227	374	1,028	1,020

Total benefits and other deductions	7,411	2,599	11,815	7,201

Earnings (loss) from continuing operations, before income taxes	$3,447	$2,516	$3,756	$5,434
Income tax (expense) benefit	(1,069)	(922)	(1,114)	(1,730)

Net earnings (loss)	2,378	1,594	2,642	3,704
Less: net (earnings) loss attributable to the noncontrolling interest	(32)	(27)	(161)	(150)

Net Earnings (Loss) Attributable to AXA Equitable	$2,346	$1,567	$2,481	$3,554

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,593	5,583
Changes in capital in excess of par value	33	24

Capital in excess of par value, end of period	5,626	5,607

Retained earnings, beginning of year	8,085	6,312
Net earnings (loss)	2,481	3,554
Stockholder dividends	(379)	—

Retained earnings, end of period	10,187	9,866

Accumulated other comprehensive income (loss), beginning of year	(629)	(1,036)
Other comprehensive income (loss)	273	776

Accumulated other comprehensive income (loss), end of period	(356)	(260)

Total AXA Equitable’s equity, end of period	15,459	15,215

Noncontrolling interest, beginning of year	3,118	3,270
Purchase of AllianceBernstein Units by noncontrolling interest	1	5
Repurchase of AllianceBernstein Holding units	(93)	(89)
Purchase of noncontrolling interest in consolidated entity	(30)	(5)
Net earnings (loss) attributable to noncontrolling interest	161	150
Dividends paid to noncontrolling interest	(252)	(295)
Other comprehensive income (loss) attributable to noncontrolling interest	(12)	(3)
Other changes in noncontrolling interest	78	78

Noncontrolling interest, end of period	2,971	3,111

Total Equity, End of Period	$18,430	$18,326

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010
	(In Millions)

Net earnings (loss)	$2,642	$3,704
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	713	692
Universal life and investment-type product policy fee income	(2,521)	(2,268)
Net change in broker-dealer and customer related receivables/payables	82	(302)
(Income) loss related to derivative instruments	(2,809)	(852)
Investment (gains) losses, net	27	139
Change in segregated cash and securities, net	(84)	245
Change in deferred policy acquisition costs	3,797	(518)
Change in future policy benefits	1,839	1,691
Change in income taxes payable	1,079	1,503
Change in accounts payable and accrued expenses	74	392
Change in fair value of reinsurance contracts	(5,448)	(4,849)
Contribution to pension plans	(672)	(182)
Amortization of deferred compensation	170	127
Amortization of deferred sales commission	29	36
Other depreciation and amortization	107	122
Amortization of reinsurance cost	151	141
Amortization of other intangibles	19	18
Other, net	181	194

Net cash provided by (used in) operating activities	(624)	33

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,866	1,584
Sales of investments	1,126	2,610
Purchases of investments	(5,598)	(6,083)
Cash settlements related to derivative instruments	1,633	196
Change in short-term investments	8	(30)
Change in capitalized software, leasehold improvements and EDP equipment	(67)	(28)
Other, net	84	(39)

Net cash provided by (used in) investing activities	52	(1,790)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 - CONTINUED

(UNAUDITED)

	2011	2010
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$3,158	$2,339
Withdrawals	(431)	(254)
Change in short-term financings	(53)	(136)
Change in collateralized pledged assets	64	593
Change in collateralized pledged liabilities	1,022	36
Shareholder dividend paid	(379)	—
Repurchase of AllianceBernstein Holdings units	(146)	(137)
Distribution to noncontrolling interests in consolidated subsidiaries	(252)	(295)
Other, net	(5)	150

Net cash provided by (used in) financing activities	2,978	2,296

Change in cash and cash equivalents	2,406	539
Cash and cash equivalents, beginning of year	2,155	1,792

Cash and Cash Equivalents, End of Period	$4,561	$2,331

Supplemental cash flow information:
Interest Paid	$—	$3

Income Taxes Paid (Refunded)	$12	$38

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2011, AllianceBernstein purchased 3.0 million and 7.7 million Holding units for $45 million and $146 million, respectively. These amounts reflect open-market purchases of 3.0 million and 7.6 million Holding units for $45 million and $144 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding units purchased by employees as part of a dividend reinvestment election. AllianceBernstein intends to continue to engage in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 100,000 and 2 million restricted Holding unit awards to employees during the third quarter and first nine months of 2011, respectively, for retention and recruitment purposes. To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. There were approximately 7.4 million unallocated Holding units remaining in the consolidated rabbi trust as of September 30, 2011. The purchase and issuance of Holding units resulted in an increase of $28 million in Capital in excess of par value with a corresponding $28 million decrease in Noncontrolling interest.

At September 30, 2011 and December 31, 2010, the Company’s economic interest in AllianceBernstein was 36.4% and 35.5%, respectively. At September 30, 2011 and December 31, 2010, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 63.1% and 61.4%.

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

The terms “third quarter 2011” and “third quarter 2010” refer to the three months ended September 30, 2011 and 2010, respectively. The terms “first nine months of 2011” and “first nine months of 2010” refer to the nine months ended September 30, 2011 and 2010, respectively.

2)	ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In April 2011, the FASB issued new guidance for a creditor’s determination of whether a restructuring is a troubled debt restructuring (“TDR”). The new guidance provided additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The new guidance required creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR. The financial reporting implications of being classified as a TDR are that the creditor is required to:

•	Consider the receivable impaired when calculating the allowance for credit losses; and

•

Provide additional disclosures about its troubled debt restructuring activities in accordance with the requirements of recently issued guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.

The new guidance was effective for the first interim or annual period beginning on or after June 15, 2011. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements

In September 2011, the FASB issued new guidance on testing goodwill for impairment. The guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
September 30, 2011:
Fixed Maturities:
Corporate	$20,877	$1,788	$120	$22,545	$—
U.S. Treasury, government and agency	2,688	290	—	2,978	—
States and political subdivisions	477	66	2	541	—
Foreign governments	500	62	1	561	—
Commercial mortgage-backed	1,318	6	419	905	19
Residential mortgage-backed(1)	1,670	93	—	1,763	—
Asset-backed(2)	249	15	11	253	6
Redeemable preferred stock	1,149	35	129	1,055	—

Total Fixed Maturities	28,928	2,355	682	30,601	25

Equity securities	19	—	—	19	—

Total at September 30, 2011	$28,947	$2,355	$682	$30,620	$25

December 31, 2010:
Fixed Maturities:
Corporate	$20,494	$1,348	$110	$21,732	$—
U.S. Treasury, government and agency	1,986	18	88	1,916	—
States and political subdivisions	516	11	16	511	—
Foreign governments	502	59	1	560	—
Commercial mortgage-backed	1,473	5	375	1,103	19
Residential mortgage-backed(1)	1,601	67	—	1,668	—
Asset-backed(2)	245	13	12	246	7
Redeemable preferred stock	1,364	23	66	1,321	—

Total Fixed Maturities	28,181	1,544	668	29,057	26

Equity securities	26	—	3	23	—

Total at December 31, 2010	$28,207	$1,544	$671	$29,080	$26

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At September 30, 2011 and December 31, 2010, respectively, the Company had trading fixed maturities with an amortized cost of $195 million and $207 million and carrying values of $195 million and $208 million. Gross unrealized gains on trading fixed maturities were $1 million and $3 million and gross unrealized losses were $1 million and $2 million at September 30, 2011 and December 31, 2010, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2011 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at September 30, 2011

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,021	$2,061
Due in years two through five	8,637	9,165
Due in years six through ten	9,125	9,874
Due after ten years	4,759	5,525

Subtotal	24,542	26,625
Commercial mortgage-backed securities	1,318	905
Residential mortgage-backed securities	1,670	1,763
Asset-backed securities	249	253

Total	$27,779	$29,546

For the first nine months of 2011 and 2010, proceeds received on sales of fixed maturities classified as AFS amounted to $289 million and $490 million, respectively. Gross gains of $4 million and $18 million and gross losses of $6 million and $7 million were realized on these sales for the first nine months of 2011 and 2010, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first nine months of 2011 and 2010 amounted to $797 million and $1,743 million, respectively.

The Company recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Credit losses recognized in earnings (loss)	$—	$(122)	$(22)	$(193)
Non-credit losses recognized in OCI	—	(9)	(1)	(14)

Total OTTI	$—	$(131)	$(23)	$(207)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Balances, beginning of period	$(327)	$(168)	$(328)	$(145)
Previously recognized impairments on securities that matured, paid, prepaid or sold	2	13	25	61
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	(122)	(22)	(184)
Additional impairments this period on securities previously impaired	—	—	—	(9)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at September 30,	$(325)	$(277)	$(325)	$(277)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2011	December 31, 2010
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(32)	$(16)
All other	1,705	892
Equity securities	—	(3)

Net Unrealized Gains (Losses)	$1,673	$873

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2011	$(9)	$1	$2	$2	$(4)
Net investment gains (losses) arising during the period	(23)	—	—	—	(23)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	3	—	—	3
Deferred income taxes	—	—	—	6	6
Policyholders liabilities	—	—	5	—	5

Balance, September 30, 2011	$(32)	$4	$7	$8	$(13)

Balance, July 1, 2010	$(7)	$1	$1	$2	$(3)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	(9)	—	—	—	(9)
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	2	2
Policyholders liabilities	—	—	1	—	1

Balance, September 30, 2010	$(14)	$2	$2	$4	$(6)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$(16)	$3	$2	$4	$(7)
Net investment gains (losses) arising during the period	(15)	—	—	—	(15)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	4	4
Policyholders liabilities	—	—	5	—	5

Balance, September 30, 2011	$(32)	$4	$7	$8	$(13)

Balance, January 1, 2010	$(11)	$5	$—	$2	$(4)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	9	—	—	—	9
Excluded from Net earnings (loss)(1)	(14)	—	—	—	(14)
Impact of net unrealized investment gains (losses) on:
DAC	—	(3)	—	—	(3)
Deferred income taxes	—	—	—	2	2
Policyholders liabilities	—	—	2	—	2

Balance, September 30, 2010	$(14)	$2	$2	$4	$(6)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2011	$1,174	$(168)	$(160)	$(296)	$550
Net investment gains (losses) arising during the period	525	—	—	—	525
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(33)	—	—	(33)
Deferred income taxes	—	—	—	(99)	(99)
Policyholders liabilities	—	—	(216)	—	(216)

Balance, September 30, 2011	$1,705	$(201)	$(376)	$(395)	$733

Balance, July 1, 2010	$833	$(92)	$(166)	$(202)	$373
Net investment gains (losses) arising during the period	772	—	—	—	772
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	115	—	—	—	115
Excluded from Net earnings (loss)(1)	9	—	—	—	9
Impact of net unrealized investment gains (losses) on:
DAC	—	(108)	—	—	(108)
Deferred income taxes	—	—	—	(228)	(228)
Policyholders liabilities	—	—	(137)	—	(137)

Balance, September 30, 2010	$1,729	$(200)	$(303)	$(430)	$796

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2011	$889	$(135)	$(121)	$(223)	$410
Net investment gains (losses) arising during the period	826	—	—	—	826
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(11)	—	—	—	(11)
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	(66)	—	—	(66)
Deferred income taxes	—	—	—	(172)	(172)
Policyholders liabilities	—	—	(255)	—	(255)

Balance, September 30, 2011	$1,705	$(201)	$(376)	$(395)	$733

Balance, January 1, 2010	$(6)	$(21)	$—	$32	$5
Net investment gains (losses) arising during the period	1,590	—	—	—	1,590
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	131	—	—	—	131
Excluded from Net earnings (loss)(1)	14	—	—	—	14
Impact of net unrealized investment gains (losses) on:
DAC	—	(179)	—	—	(179)
Deferred income taxes	—	—	—	(462)	(462)
Policyholders liabilities	—	—	(303)	—	(303)

Balance, September 30, 2010	$1,729	$(200)	$(303)	$(430)	$796

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 483 issues at September 30, 2011 and the 550 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
September 30, 2011:
Fixed Maturities:
Corporate	$1,852	$(84)	$324	$(36)	$2,176	$(120)
U.S. Treasury, government and agency	78	—	—	—	78	—
States and political subdivisions	—	—	18	(2)	18	(2)
Foreign governments	26	(1)	5	—	31	(1)
Commercial mortgage-backed	100	(16)	750	(403)	850	(419)
Residential mortgage-backed	—	—	1	—	1	—
Asset-backed	29	—	47	(11)	76	(11)
Redeemable preferred stock	414	(30)	300	(99)	714	(129)

Total	$2,499	$(131)	$1,445	$(551)	$3,944	$(682)

December 31, 2010:
Fixed Maturities:
Corporate	$1,999	$(68)	$394	$(42)	$2,393	$(110)
U.S. Treasury, government and agency	820	(42)	171	(46)	991	(88)
States and political subdivisions	225	(9)	33	(7)	258	(16)
Foreign governments	77	(1)	10	—	87	(1)
Commercial mortgage-backed	46	(3)	936	(372)	982	(375)
Residential mortgage-backed	157	—	2	—	159	—
Asset-backed	23	—	65	(12)	88	(12)
Redeemable preferred stock	345	(7)	689	(59)	1,034	(66)

Total	$3,692	$(130)	$2,300	$(538)	$5,992	$(668)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.33% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2011 and December 31, 2010 were $141 million and $142 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2011 and December 31, 2010, respectively, approximately $2,269 million and $2,303 million, or 7.8% and 8.2%, of the $28,928 million and $28,181 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $462 million and $361 million at September 30, 2011 and December 31, 2010, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At September 30, 2011 and December 31, 2010, respectively, the Company owned $25 million and $30 million in RMBS backed by subprime residential mortgage loans and $14 million and $17 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $8 million.

For the third quarter and first nine months of 2011 and 2010, investment income is shown net of investment expenses of $28 million, $53 million, $16 million and $43 million, respectively.

At September 30, 2011 and December 31, 2010, respectively, the amortized cost of the Company’s trading account securities was $587 million and $482 million with respective fair values of $531 million and $506 million. Also at September 30, 2011 and December 31, 2010, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $44 million and $42 million and costs of $50 million and $41 million as well as other equity securities with carrying values of $19 million and $23 million and costs of $19 million and $26 million.

In the third quarter and first nine months of 2011 and 2010, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $(80) million, $(71) million, $45 million and $15 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2011 and December 31, 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $52 million and $0 million for commercial and $10 million and $3 million for agricultural, respectively.

Troubled Debt Restructurings

In the first quarter of 2011 the loan shown in the table below was modified from amortizing to interest only payments until February 1, 2012 when the loan reverts back to its normal amortizing payment. Due to the nature of the modification, short-term principal amortization relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

September 30, 2011

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post-Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	57	57

Total	1	$57	$57

There were no default payments on the above loan during the third quarter and first nine months of 2011.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for the first nine months of 2011 are as follows:

	Mortgage Loans
	Commercial	Agricultural	Total
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$18	$—	$18
Charge-offs	—	—	—
Recoveries	(7)	—	(7)
Provision	22	—	22

Ending balance, September 30,	$33	$—	$33

Ending balance, September 30,:
Individually Evaluated for Impairment	$33	$—	$33

Collectively Evaluated for Impairment	$—	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—	$—

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following table provides information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at September 30, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$97	$—	$33	$30	$32	$—	$192
50% - 70%	132	252	409	72	45	—	910
70% - 90%	42	—	421	527	165	49	1,204
90% plus	—	—	27	111	396	18	552

Total Commercial Mortgage Loans	$271	$252	$890	$740	$638	$67	$2,858

Agricultural Mortgage Loans(1)
0% - 50%	$149	$81	$167	$239	$199	$5	$840
50% - 70%	51	11	104	145	79	26	416
70% - 90%	—	—	—	1	—	—	1
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$200	$92	$271	$385	$278	$31	$1,257

Total Mortgage Loans(1)
0% - 50%	$246	$81	$200	$269	$231	$5	$1,032
50% - 70%	183	263	513	217	124	26	1,326
70% - 90%	42	—	421	528	165	49	1,205
90% plus	—	—	27	111	396	18	552

Total Mortgage Loans	$471	$344	$1,161	$1,125	$916	$98	$4,115

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2011.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

Commercial	$61	$—	$—	$61	$2,797	$2,858	$—
Agricultural	6	27	10	43	1,214	1,257	1

Total Mortgage Loans	$67	$27	$10	$104	$4,011	$4,115	$1

The following table provides information regarding impaired loans at September 30, 2011 and December 31, 2010, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

September 30, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	10	10	—	5	—

Total	$10	$10	$—	$5	$—

With related allowance recorded:
Commercial mortgage loans - other	$202	$202	$(33)	$140	$5
Agricultural mortgage loans	—	—	—	—	—

Total	$202	$202	$(33)	$140	$5

December 31, 2010:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	3	3	—	—	—

Total	$3	$3	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans - other	$122	$122	$(18)	$24	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$122	$122	$(18)	$24	$2

(1)	Represents a five-quarter average of recorded amortized cost.

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

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps and equity options. For GMDB, GMIB and GWBL, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements. Since 2010, a portion of exposure to realized interest rate volatility has been hedged through the purchase of swaptions. The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

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

Since the beginning of 2010, the Company periodically, including at September 30, 2011, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales. Beginning in fourth quarter 2010, the Company purchased swaptions to initiate a hedge of its General Account duration and convexity gap resulting from minimum crediting rates on interest sensitive life and annuity business.

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, the Company in the past implemented hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities. The remaining protection expired in first quarter 2011.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

				Gains (Losses)
	At September 30, 2011			Reported In Net
		Fair Value		Earnings (Loss)
	Notional	Asset	Liability	Nine Months Ended
	Amount	Derivatives	Derivatives	September 30, 2011
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$4,856	$5	$—	$572
Swaps	796	89	3	90
Options	1,130	53	72	(38)

Interest rate contracts:(1)
Floors	9,000	358	—	128
Swaps	9,198	637	315	512
Futures	6,153	923	—	746
Swaptions	10,649	—	—	797

Other freestanding contracts:(1)
Foreign currency contracts	118	—	1	1

Net investment income (loss)				2,808

Embedded derivatives:
GMIB reinsurance contracts(2)	—	10,054	—	5,448

GWBL and other features(3)	—	—	244	(206)

Total, September 30, 2011	$41,900	$12,119	$635	$8,050

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

				Gains (Losses)
	At December 31, 2010			Reported In Net
		Fair Value		Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Nine Months Ended September 30, 2010
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$3,772	$—	$—	$(368)
Swaps	734	—	27	(19)
Options	1,070	5	1	(37)

Interest rate contracts:(1)
Floors	9,000	326	—	218
Swaps	5,352	201	134	454
Futures	5,151	—	—	531
Swaptions	4,479	171	—	72

Other freestanding contracts:(1)
Foreign currency contracts	133	—	1	1

Net investment income (loss)				852

Embedded derivatives:
GMIB reinsurance contracts(2)	—	4,606	—	4,849

GWBL and other features(3)	—	—	38	(168)

Total	$29,691	$5,309	$201	$5,533

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

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

At September 30, 2011, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $367 million. At September 30, 2011, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $147 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $11 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at September 30, 2011 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. At September 30, 2011 and December 31, 2010, respectively, the Company held $1,486 million and $512 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating. In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2011 and December 31, 2010, respectively, were $39 million and $84 million, for which the Company had posted collateral of $35 million in 2011 and $99 million in 2010, in the normal operation of its collateral arrangements. If the investment grade related contingent features had been triggered on September 30, 2011, the Company would not have been required to post material collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

	September 30, 2011	December 31, 2010
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,164	$8,272
Policyholder dividend obligation	252	119
Other liabilities	52	142

Total Closed Block liabilities	8,468	8,533

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,379 and $5,416)	5,721	5,605
Mortgage loans on real estate	1,151	981
Policy loans	1,074	1,119
Cash and other invested assets	19	281
Other assets	216	245

Total assets designated to the Closed Block	8,181	8,231

Excess of Closed Block liabilities over assets designated to the Closed Block	287	302

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(35) and $(28) and policyholder dividend obligation of $(252) and $(119)	65	53

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$352	$355

Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

REVENUES:
Premiums and other income	$84	$85	$265	$272
Investment income (loss) (net of investment expenses of $0, $0, $0 and $0)	109	115	327	350
Investment gains (losses), net:
Total other-than-temporary impairment losses	—	—	(7)	(8)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	1

Net impairment losses recognized	—	—	(7)	(7)
Other investment gains (losses), net	—	—	1	6

Total investment gains (losses), net	—	—	(6)	(1)

Total revenues	193	200	586	621

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	181	186	581	590
Other operating costs and expenses	—	1	1	2

Total benefits and other deductions	181	187	582	592

Net revenues before income taxes	12	13	4	29
Income tax (expense) benefit	(4)	(4)	(1)	(10)

Net Revenues (Losses)	$8	$9	$3	$19

Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2011	2010
	(In Millions)

Balances, beginning of year	$119	$—
Unrealized investment gains (losses)	133	301

Balances, End of Period	$252	$301

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2011	$1,265	$2,311	$3,576
Paid guarantee benefits	(142)	(33)	(175)
Other changes in reserve	389	1,591	1,980

Balance at September 30, 2011	$1,512	$3,869	$5,381

Balance at January 1, 2010	$1,087	$1,558	$2,645
Paid guarantee benefits	(158)	(32)	(190)
Other changes in reserve	416	1,510	1,926

Balance at September 30, 2010	$1,345	$3,036	$4,381

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2011	2010
	(In Millions)

Balance, beginning of year	$533	$405
Paid guarantee benefits	(58)	(63)
Other changes in reserve	215	214

Balance, End of Period	$690	$556

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2011 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,127	$231	$121	$494	$12,973
Separate Accounts	$26,234	$6,686	$3,576	$31,007	$67,503
Net amount at risk, gross	$2,409	$1,735	$3,123	$15,081	$22,348
Net amount at risk, net of amounts reinsured	$2,409	$1,096	$2,138	$6,364	$12,007
Average attained age of contractholders	50.3	63.1	68.5	63.4	54.0
Percentage of contractholders over age 70	2.7%	27.1%	46.6%	27.8%	10.2%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$27	$572	$599
Separate Accounts	N/A	N/A	$2,386	$41,690	$44,076
Net amount at risk, gross	N/A	N/A	$2,063	$8,987	$11,050
Net amount at risk, net of amounts reinsured	N/A	N/A	$609	$2,506	$3,115
Weighted average years remaining until annuitization	N/A	N/A	0.5	5.5	5.1
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL and other guaranteed benefits related liability, not included above, was $244 million and $38 million at September 30, 2011 and December 31, 2010, respectively, which is accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2011	December 31, 2010
	(In Millions)

GMDB:
Equity	$43,476	$48,904
Fixed income	3,898	3,980
Balanced	19,393	22,230
Other	736	713

Total	$67,503	$75,827

GMIB:
Equity	$28,074	$31,837
Fixed income	2,380	2,456
Balanced	13,237	15,629
Other	385	370

Total	$44,076	$50,292

C) Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative instruments, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps and equity options. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At September 30, 2011, the total account value and net amount at risk of the hedged variable annuity contracts were $34,764 million and $9,308 million, respectively, with the GMDB feature and $18,600 million and $2,533 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2011	$375	$(231)	$144
Other changes in reserves	40	(14)	26

Balance at September 30, 2011	$415	$(245)	$170

Balance at January 1, 2010	$255	$(174)	$81
Other changes in reserves	84	(29)	55

Balance at September 30, 2010	$339	$(203)	$136

6)	FAIR VALUE DISCLOSURES

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

Fair Value Measurements at September 30, 2011

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$22,051	$487	$22,545
U.S. Treasury, government and agency	—	2,978	—	2,978
States and political subdivisions	—	489	52	541
Foreign governments	—	541	20	561
Commercial mortgage-backed	—	—	905	905
Residential mortgage-backed(1)	—	1,761	2	1,763
Asset-backed(2)	—	142	111	253
Redeemable preferred stock	200	852	3	1,055

Subtotal	207	28,814	1,580	30,601

Other equity investments	67	—	71	138
Trading securities	468	63	—	531
Other invested assets:
Short-term investments	—	140	—	140
Swaps	—	402	7	409
Futures	5	—	—	5
Options	—	(19)	—	(19)
Floors	—	358	—	358
Swaptions	—	923	—	923

Subtotal	5	1,804	7	1,816

Cash equivalents	3,831	—	—	3,831
Segregated securities	—	1,191	—	1,191
GMIB reinsurance contracts	—	—	10,054	10,054
Separate Accounts’ assets	79,784	2,450	216	82,450

Total Assets	$84,362	$34,322	$11,928	$130,612

Liabilities
GWBL and other features’ liability	$—	$—	$244	$244

Total Liabilities	$—	$—	$244	$244

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$21,405	$320	$21,732
U.S. Treasury, government and agency	—	1,916	—	1,916
States and political subdivisions	—	462	49	511
Foreign governments	—	539	21	560
Commercial mortgage-backed	—	—	1,103	1,103
Residential mortgage-backed(1)	—	1,668	—	1,668
Asset-backed(2)	—	98	148	246
Redeemable preferred stock	207	1,112	2	1,321

Subtotal	214	27,200	1,643	29,057

Other equity investments	77	24	73	174
Trading securities	425	81	—	506
Other invested assets:
Short-term investments	—	148	—	148
Swaps	—	40	—	40
Options	—	4	—	4
Floors	—	326	—	326
Swaptions	—	171	—	171

Subtotal	—	689	—	689

Cash equivalents	1,693	—	—	1,693
Segregated securities	—	1,110	—	1,110
GMIB reinsurance contracts	—	—	4,606	4,606
Separate Accounts’ assets	89,647	2,160	207	92,014

Total Assets	$92,056	$31,264	$6,529	$129,849

Liabilities:
GWBL and other features’ liability	$—	$—	$38	$38

Total Liabilities	$—	$—	$38	$38

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 1 comprise approximately 70.7% and 74.2% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash and cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 2 comprise approximately 27.8% and 24.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2011 and December 31, 2010, respectively, approximately $1,843 million and $1,726 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at September 30, 2011 and December 31, 2010, respectively, the net fair value of freestanding derivative positions is approximately $1,674 million and $540 million, or approximately 67.3% and 38.2% of Other invested assets measured at fair value on a recurring basis. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $12 million at September 30, 2011 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at September 30, 2011.

At September 30, 2011 and December 31, 2010, respectively, investments classified as Level 3 comprise approximately 1.5% and 1.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2011 and December 31, 2010, respectively, were approximately $331 million and $277 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,019 million and $1,251 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts. The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios. The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $682 million at September 30, 2011 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at September 30, 2011.

In the first nine months of 2011, AFS fixed maturities with fair values of $62 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $32 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 0.51% of total equity at September 30, 2011. In the second quarter of 2011, the trading restriction period for one of the Company’s public securities lapsed, and as a result $21 million was transferred from a Level 2 classification to a Level 1 classification.

In the first nine months of 2010, AFS fixed maturities with fair values of $213 million and $42 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $54 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 1.7% of total equity at September 30, 2010.

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2011 and 2010, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, July 1, 2011	$406	$49	$21	$1,004	$—	$116
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	1	—	—	—	—	—

Other comprehensive income (loss)	(6)	3	(1)	(97)	—	(1)
Purchases	109	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(14)	—	—	(2)	—	(6)
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	25	—	—	—	2	2
Transfers out of Level 3(2)	(34)	—	—	—	—	—

Balance, September 30, 2011	$487	$52	$20	$905	$2	$111

Balance, July 1, 2010	$426	$50	$1	$1,243	$—	$148
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	1	—	—
Investment gains (losses), net	(1)	—	—	(122)	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	—	—	—	(121)	—	—

Other comprehensive income (loss)	8	2	1	146	—	3
Purchases/issuances	10	—	—	—	—	—
Sales/settlements	(12)	—	—	(9)	—	(7)
Transfers into/out of Level 3(2)	(60)	—	19	—	—	—

Balance, September 30, 2010	$372	$52	$21	$1,259	$—	$144

(1)	There were no U.S. Treasury, government and agency classified as Level 3 at September 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2011	$320	$49	$21	$1,103	$—	$148
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	3	—	—	1	—	—
Investment gains (losses), net	—	—	—	(20)	—	1
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	3	—	—	(19)	—	1

Other comprehensive income (loss)	(7)	4	(1)	(42)	—	1
Purchases	208	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(22)	(1)	—	(137)	—	(21)
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	28	—	—	—	2	1
Transfers out of Level 3(2)	(43)	—	—	—	—	(19)

Balance, September 30, 2011	$487	$52	$20	$905	$2	$111

Balance, January 1, 2010	$466	$47	$21	$1,490	$—	$217
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	2	—	—
Investment gains (losses), net	(1)	—	—	(190)	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	1	—	—	(188)	—	—

Other comprehensive income (loss)	22	6	—	93	—	8
Purchases/issuances	38	—	—	—	—	—
Sales/settlements	(46)	(1)	—	(136)	—	(31)
Transfers into/out of Level 3(2)	(109)	—	—	—	—	(50)

Balance, September 30, 2010	$372	$52	$21	$1,259	$—	$144

(1)	There were no U.S. Treasury, government and agency classified as Level 3 at September 30, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, July 1, 2011	$2	$72	$—	$4,367	$220	$35
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	1	7	—	3	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	5,639	—	—
Policyholders’ benefits	—	—	—	—	—	205

Subtotal	1	1	7	5,639	3	205

Other comprehensive income (loss)	—	(1)	—	—	—	—
Purchases	—	—	—	60	2	4
Issuances	—	—	—	—	—	—
Sales	—	(1)	—	(12)	(9)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2011	$3	$71	$7	$10,054	$216	$244

Balance, July 1, 2010	$3	$14	$12	$4,036	$205	$179
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	4	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	3,020	—	—
Policyholders’ benefits	—	—	—	—	—	42

Subtotal	—	—	—	3,020	4	42

Other comprehensive income (loss)
Purchases/issuances	—	—	—	49	—	2
Sales/settlements	—	—	—	—	(2)	—
Transfers into/out of Level 3(2)	—	(13)	(12)	—	5	—

Balance, September 30, 2010	$3	$1	$—	$7,105	$212	$223

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2011	$2	$73	$—	$4,606	$207	$38
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	7	—	12	—
Investment gains (losses), net	—	1	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	5,295	—	—
Policyholders’ benefits	—	—	—	—	—	194

Subtotal	1	1	7	5,295	12	194

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	—	2	—	179	9	12
Issuances	—	—	—	—	—	—
Sales	—	(5)	—	(26)	(10)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2011	$3	$71	$7	$10,054	$216	$244

Balance, January 1, 2010	$12	$2	$300	$2,256	$230	$55
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	(1)	—	—	—	—
Investment gains (losses), net	4	—	—	—	(18)	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	4,698	—	—
Policyholders’ benefits	—	—	—	—	—	157

Subtotal	4	(1)	—	4,698	(18)	157

Other comprehensive income (loss)
Purchases/issuances	—	—	—	151	1	11
Sales/settlements	(13)	—	—	—	(7)	—
Transfers into/out of Level 3(2)	—	—	(300)	—	6	—

Balance, September 30, 2010	$3	$1	$—	$7,105	$212	$223

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2011 and 2010 by category for Level 3 assets and liabilities still held at September 30, 2011 and 2010, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
			(In Millions)

Level 3 Instruments
Third Quarter 2011
Still Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(6)	$—
Commercial mortgage-backed	—	—	—	(97)	—
Asset-backed	—	—	—	(1)	—
Redeemable preferred stock	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	3	—

Subtotal	$—	$—	$—	$(101)	$—

Other invested assets	7	—	—	—	—
GMIB reinsurance contracts	—	—	5,687	—	—
Separate Accounts’ assets	—	4	—	—	—
GWBL and other features’ liability	—	—	—	—	(209)

Total	$7	$4	$5,687	$(101)	$(209)

Level 3 Instruments
Third Quarter 2010
Still Held at September 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$8	$—
State and political subdivisions	—	—	—	2	—
Commercial mortgage-backed	—	—	—	146	—
Asset-backed	—	—	—	3	—
Redeemable preferred stock	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$159	$—

Other invested assets	—	—	—	—	—
GMIB reinsurance contracts	—	—	3,069	—	—
Separate Accounts’ assets	—	2	—	—	—
GWBL and other features’ liability	—	—	—	—	(44)

Total	$—	$2	$3,069	$159	$(44)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at September 30, 2011 and 2010.

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)

Level 3 Instruments
First Nine Months of 2011
Still Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(7)	$—
Commercial mortgage-backed	—	—	—	(48)	—
Asset-backed	—	—	—	1	—
Redeemable preferred stock	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	3	—

Subtotal	$—	$—	$—	$(51)	$—

Other invested assets	7	—	—	—	—
GMIB reinsurance contracts	—	—	5,448	—	—
Separate Accounts’ assets	—	12	—	—	—
GWBL and other features’ liability	—	—	—	—	(206)

Total	$7	$12	$5,448	$(51)	$(206)

Level 3 Instruments
First Nine Months of 2010
Still Held at September 30, 2010:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$22	$—
State and political subdivisions	—	—	—	6	—
Commercial mortgage-backed	—	—	—	91	—
Asset-backed	—	—	—	8	—
Redeemable preferred stock	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$127	$—

Other invested assets	—	—	—	—	—
GMIB reinsurance contracts	—	—	4,849	—	—
Separate Accounts’ assets	—	(18)	—	—	—
GWBL and other features’ liability	—	—	—	—	(168)

Total	$—	$(18)	$4,849	$127	$(168)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at September 30, 2011 and 2010.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2011 and December 31, 2010, no assets were required to be measured at fair value on a non-recurring basis.

The carrying values and fair values at September 30, 2011 and December 31, 2010 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,082	$4,247	$3,571	$3,669
Other limited partnership interests	1,692	1,692	1,451	1,451
Loans to affiliates	1,043	1,110	1,045	1,101
Policyholders liabilities: Investment contracts	2,572	2,784	2,609	2,679
Long-term debt	200	230	200	228

Closed Blocks:
Mortgage loans on real estate	$1,151	$1,210	$981	$1,015
Other equity investments	1	1	1	1
SCNILC liability	6	6	7	7

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented. Management, in consultation with its actuarial advisors in respect of the Company’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of September 30, 2011 due to the significant uncertainty and complexity of many aspects of the new law.

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

In the first nine months of 2011, cash contributions by AllianceBernstein and the Company (other than AllianceBernstein) to their respective qualified pension plans were $7 million and $665 million. AllianceBernstein and the Company do not intend to make any additional contributions this year.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$11	$6	$31	$27
Interest cost	30	32	90	97
Expected return on assets	(30)	(28)	(90)	(86)
Net amortization	37	31	109	94

Net Periodic Pension Expense	$48	$41	$140	$132

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees. Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees and financial professionals of AXA Financial and its subsidiaries under each of these plans in the aggregate, except where otherwise noted. For the third quarter and first nine months of 2011 and 2010, respectively, the Company recognized compensation cost for share-based payment arrangements of $46 million, $162 million, $41 million and $121 million.

On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014. In third quarter and first nine months of 2011, the expense associated with the March 18, 2011 grant of performance units was approximately $(1) million and $2 million, respectively.

On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros. Approximately 2,267,720 of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term. In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 18, 2011 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.46 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%. The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In third quarter and first nine months of 2011, the expense associated with the March 18, 2011 grant of options was approximately $217,876 and $2 million, respectively.

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

In 2011, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2011. Eligible employees could reserve a share purchase during the reservation period from September 1, 2011 through September 16, 2011 and could cancel their reservation or elect to make a purchase for the first time during the retraction/subscription period from November 3, 2011 through November 7, 2011. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 27, 2011 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $11.83 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 13.60% formula discounted price of $12.77 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty two week period preceding the scheduled end date of AXA Shareplan 2011 which is July 1, 2016. All subscriptions became binding and irrevocable at November 7, 2011.

9)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2011 and 2010 were computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

The IRS completed its examination of the Company’s 2004 and 2005 Federal corporate income tax returns and issued its Revenue Agent’s Report on August 10, 2011. The impact of these completed audits on the Company’s financial statements and unrecognized tax benefits in third quarter and first nine months of 2011 was a tax benefit of $84 million. The Company expects to appeal certain issues to the Appeals Division of the IRS. It is reasonably possible that the total amounts of unrecognized tax benefits will change within the next 12 months due to the conclusion of these IRS proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time. The tax expense for the nine months ended September 30, 2010 reflected a $148 million benefit primarily related to the release of state deferred taxes due to the conversion of ACMC, Inc. from a corporation to a limited liability company.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, except as set forth below:

Insurance Litigation

In Eagan, in June 2011, the Court granted final approval of the settlement between the parties.

In July 2011, a lawsuit was filed in the United States District Court of the District of New Jersey, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services. Plaintiff seeks recovery of the alleged overpayments, or alternatively, rescission of the contracts and restitution of all fees paid. In November 2011, plaintiff filed an amended complaint, adding claims under Sections 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action.

Insurance Regulatory Matters

AXA Equitable is subject to various statutory and regulatory requirements concerning the payment of death benefits and the reporting and escheatment of unclaimed property, and is subject to audit and examination for compliance with these requirements. AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable also has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the New York State Department of Financial Services, Life Bureau, formerly the New York State Insurance Department, (the “NYSDFS”) to use data available on the U.S. Social Security Administration’s Death Master File or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. On October 31, 2011, AXA Equitable filed its first stage request results with the NYSDFS. AXA Equitable expects that the audits and related inquiries will result in payment of death benefits, reporting and escheatment of unclaimed death benefits, potential interest on such payments, and changes to AXA Equitable’s relevant procedures.

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

AllianceBernstein Litigation

In connection with its market timing matters, the derivative claim, which was brought by AllianceBernstein Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers. In August 2011, the stipulation of settlement was approved by the court.

Although the outcome of litigation and regulatory matters generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and those described in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010, and believes that the ultimate resolution of the litigation and regulatory matters described therein involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of the Company. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations and regulatory matters described above or in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2010 will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

11)	RELATED PARTY TRANSACTIONS

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $11 million, $39 million, $16 million and $46 million, respectively, for the third quarter and first nine months of 2011 and 2010.

AXA Equitable paid $155 million, $476 million, $165 million and $474 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2011 and 2010. AXA Equitable charged AXA Distribution’s subsidiaries $104 million, $323 million, $98 million and $293 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2011 and 2010, pursuant to the Agreements for Services.

At September 30, 2011 and December 31, 2010, the Company’s GMIB reinsurance asset with AXA Bermuda had carrying values of $7.75 billion and $3.38 billion, respectively, and is reported in Other assets in the consolidated balance sheets.

12)	RESTRUCTURING

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the third quarter and first nine months of 2011, respectively, the Company recorded a $2 million and a $24 million pre-tax charge related to severance costs.

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with its workforce reductions that commenced in 2008. As a result, AllianceBernstein recorded a non-cash pre-tax charge of $102 million in 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. AllianceBernstein recorded pre-tax real estate charges totaling $7 million for both the third quarter and first nine months of 2011. In the third quarter and first nine months of 2010, respectively, pre-tax real estate charges of $90 million and $102 million were recorded.

13)	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Net earnings (loss)	$2,378	$1,594	$2,642	$3,704

Other comprehensive income (loss), net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	142	472	313	833
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(19)	(39)	(52)	(60)

Total other comprehensive income (loss), net of income taxes	123	433	261	773

Comprehensive income (loss)	2,501	2,027	2,903	4,477
Less: Comprehensive (income) loss attributable to noncontrolling interest	(10)	(72)	(149)	(147)

Comprehensive Income (Loss) Attributable to AXA Equitable	$2,491	$1,955	$2,754	$4,330

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)

Segment revenues:
Insurance	$10,221	$4,365	$13,460	$10,477
Investment Management	641	758	2,125	2,178
Consolidation/elimination	(4)	(8)	(14)	(20)

Total Revenues	$10,858	$5,115	$15,571	$12,635

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$3,386	$2,475	$3,474	$5,171
Investment Management(1)	59	41	279	260
Consolidation/elimination	2	—	3	3

Total Earnings (Loss) from Continuing Operations, before income taxes	$3,447	$2,516	$3,756	$5,434

(1)	Net of interest expense incurred on securities borrowed.

	September 30, 2011	December 31, 2010
	(In Millions)

Segment assets:
Insurance	$149,296	$152,038
Investment Management	11,669	11,130
Consolidation/elimination	(4)	(12)

Total Assets	$160,961	$163,156

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

BACKGROUND

Established in 1859, AXA Equitable is among the largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $474.47 billion at September 30, 2011, of which approximately $402.20 billion were managed by AllianceBernstein. AXA Equitable is a wholly owned subsidiary of AXA Financial, which is itself a wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

Our business and consolidated results of operations are materially affected by conditions in the capital markets and the economy, generally. Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes can have an adverse effect on our business, consolidated results of operations and financial condition. Recent unfavorable events, including among other things, sluggish economic data (such as persistent high unemployment, weak job creation and declining consumer confidence), concerns over European sovereign debt and the downgrade by Standard & Poors (“S&P”) of the United States’ debt from AAA to AA+ led to declines and increased volatility in the capital markets during third quarter 2011. These events also renewed fears of a double dip recession and may further disrupt economic activity and the recovery in the United States and elsewhere. In addition, recent actions by the United States Federal Reserve including, but not limited to, its decision to keep the federal funds rate exceptionally low through mid-2013 contributed to the decline of long-term interest rates during third quarter 2011. As a result of these events, the S&P 500 declined by approximately 14.3% during the third quarter 2011 and the ten year U.S. Treasury yield decreased by approximately 127 basis points from 3.18% at June 30, 2011 to 1.91% at September 30, 2011.

As a result of these events, many of the risks we face, including those arising from weak economic conditions, equity market declines and/or volatility, interest rate fluctuations and/or prolonged periods of low interest rates could affect (and, in some cases in third quarter 2011, did affect) our business, consolidated results of operations and financial condition. Some of the more significant effects include, but are not limited to, the following:

•

the increases in the consolidated net earnings of the Company and the Insurance segment were largely due to the substantial increases in third quarter 2011 in the fair values of derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) that are reported at fair value. Under U.S. GAAP, reserves for these VA Guarantee Features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly lower than that being reported. For additional information, see “Accounting For Variable Annuity Guarantee Features” below.

•

the amount of benefits potentially payable by the Insurance Group under VA Guarantee Features offered in certain products, particularly the Accumulator® series of variable annuity products, has increased substantially, while the U.S. GAAP reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. Additionally, the Insurance Group’s risk management program, which principally utilizes reinsurance and hedging, mitigated, but did not fully offset, the economic effect of these potential benefit increases.

•	the declines in Separate Accounts balances will reduce the fee income being earned on such accounts.

•

AllianceBernstein’s assets under management, consolidated results of operations, the value of the Insurance Group’s investment in AllianceBernstein, and the level of distributions paid by AllianceBernstein to AXA Financial Group have all declined.

As part of the Insurance Groups’ continuing efforts to mitigate the impacts of the volatile conditions in the capital markets, the Insurance Group has modified its product portfolio with the strategy of developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. Solid progress has been made in executing this strategy, as several new and innovative life insurance and annuity products have been introduced to the marketplace, which have been well received. In the first nine months of 2011, sales of these new and innovative products continue to account for a meaningful amount of our total product sales.

Moreover, despite the challenging economic environment, the Insurance Groups overall life insurance and annuity sales have shown resilience. In the first nine months of 2011, annuities’ first year premiums and deposits by the Insurance Group increased by $234 million or 7% from the comparable 2010 period, primarily due to increased premiums and deposits of variable annuity products. The Insurance Group’s first year life insurance premiums and deposits in the first nine months of 2011 increased by $54 million or 19% from the comparable 2010 period, primarily due to increased sales of universal life insurance products, partially offset by decreases in first year term life insurance sales.

At AllianceBernstein, total assets under management (“AUM”) as of September 30, 2011 were $402.20 billion, down $75.80 billion, or 15.9%, compared to December 31, 2010, down $58.80 billion, or 12.8%, compared to June 30, 2011 and down $75.30 billion, or 15.8%, compared to September 30, 2010. During the first nine months of 2011, AUM decreased as a result of net outflows of $49.20 billion (primarily in the Institutions channel), and by market depreciation of $28.00 billion partially offset by an increase of $1.20 billion related to an acquisition. During the quarter ended September 30, 2011 AUM decreased as a result of net outflows of $15.40 billion and by market depreciation of $43.60 billion. During the twelve month period ended September 30, 2011, AUM decreased as a result of net outflows of $78.30 billion and by market depreciation of $6.10 billion partially offset by an additional inflow of $9.10 billion (including $8.00 billion from the acquisition of an alternative investments group in October 2010).

For additional information on the risks we face, see “Item 1A – Risk Factors” in the 2010 Form 10-K.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Insurance Group has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs currently utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in third quarter 2011 when we recognized approximately $2.33 billion of income on free standing derivatives, while reserves for the VA Guarantee Features increased by only approximately $1.79 billion. Consequently, the additional impact of the recent market declines on future claims exposure negatively impacts expected future period results, which, under the U.S. GAAP GMDB and GMIB reserving methodology, is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $4.01 billion of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in third quarter 2011, particularly during periods in which equity markets and/or interest rates change significantly as in third quarter 2011.

As referred to in the preceding paragraphs, decreasing interest rates and significant declines in equity markets, specifically in the third quarter of 2011, contributed to earnings volatility. The table below reflects, for third quarter and the first nine months of 2011 and 2010 and the year ended December 31, 2010, the volatility on Earnings (loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Nine Months Ended September 30,		Year Ended December 31, 2010
	2011	2010
	(In Millions)

Income (losses) on free-standing derivatives(1)	$2,250	$829	$(245)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	5,448	4,849	2,350
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(2,008)	(1,765)	(922)

Total	$5,690	$3,913	$1,183

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

Goodwill

The impairment analysis is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AllianceBernstein estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by Holding’s Unit price) and adjusted market valuations assuming a control premium and earnings multiples. Per the AllianceBernstein Partnership Agreement, the price of a limited partnership interest is equal to the price of a Holding Unit. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2011 was $13.65 (Holding’s Unit price) as compared to its carrying value, or book value, of $15.57 per unit. AllianceBernstein’s average fair value during the third quarter of 2011 was $16.44 per unit. Also under the market approach, AllianceBernstein assumed a control premium for the reporting unit, which was determined, based on an analysis of control premiums for relevant recent acquisitions, as well as applied comparable industry earnings multiples to AllianceBernstein’s current earnings forecast. Under these market valuation approaches, AllianceBernstein’s estimated fair value was above its carrying value. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In AllianceBernstein’s tests, AllianceBernstein’s discounted expected cash flow model uses its management’s current five-year business plan, which factors in current market conditions and all material events that have impacted, or that AllianceBernstein believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter.

AllianceBernstein’s management has considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and has determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2011. As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

CONSOLIDATED RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net earnings attributable to the Company in the first nine months of 2011 were $2.48 billion, a decrease of $1.07 billion from the $3.55 billion of net earnings attributable to the Company during the first nine months of 2010 with respective decreases of $937 million and $136 million in the Insurance and Investment Management segments. The decrease is attributable to increases in DAC amortization, higher policyholders’ benefits and higher commission expenses partially offset by higher investment income from derivative instruments, lower impairment losses on fixed maturities and an increase in fair value of reinsurance contracts.

Net earnings attributable to the noncontrolling interest were $161 million in the first nine months of 2011 as compared to $150 million from the comparable 2010 period. The increase was principally due higher earnings from AllianceBernstein in the first nine months of 2011 from the comparable 2010 period.

Net earnings inclusive of earnings attributable to noncontrolling interest were $2.64 billion in the first nine months of 2011, a decline of $1.06 billion from the $3.70 billion reported for the comparable 2010 period. The Insurance segment’s net earnings in the 2011 period was $2.42 billion, a decline of $937 million from $3.35 billion in net earnings in the first nine months of 2010, while the net earnings for the Investment Management segment totaled $221 million, a $125 million decrease from the $346 million in net earnings in the first nine months of 2010. There were no results from discontinued operations in the first nine months of 2011 and 2010.

Income tax expense in the first nine months of 2011 was $1.11 billion compared to $1.73 billion in the comparable 2010 period. The decrease in income tax expense was primarily due to the decrease in pre-tax earnings. The income tax expense in the first nine months of 2011 was reduced by an $84 million tax benefit related to the completion of the 2004 and 2005 IRS audit. The income tax expense in the first nine months of 2010 was impacted by a tax benefit of $148 million in first quarter 2010 related to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”). As a limited liability company, ACMC’s income is subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation. ACMC’s principal asset is its holdings of AllianceBernstein Units. There will continue to be a reduction of related taxes in future periods, but to a far lesser degree.

Earnings from continuing operations before income taxes were $3.76 billion for the first nine months of 2011, a decline of $1.68 billion from the $5.43 billion in pre-tax earnings reported for the year earlier period. The Insurance segment’s earnings from continuing operations totaled $3.47 billion in the first nine months of 2011, $1.70 billion lower than the first nine months of 2010’s earnings of $5.17 billion; the decrease was primarily due to higher DAC amortization, higher policyholders’ benefits and higher commission expenses partially offset by higher investment income from derivative instruments, an increase in the fair value of reinsurance contracts and lower impairments on fixed maturities. The Investment Management segment’s earnings from continuing operations were $279 million in the first nine months of 2011, $19 million higher than the $260 million in the comparable 2010 period, principally due to lower real estate charges, lower compensation and benefits, and higher Bernstein research services and distribution revenues partially offset by lower net investment income (loss) in the first nine months of 2011 as compared to the 2010 period.

Revenues. In the first nine months of 2011, total revenues for the enterprise were $15.57 billion in the first nine months of 2011, an increase of $2.94 billion from the $12.64 billion reported in the comparable 2010 period. The Insurance segment reported a $2.98 billion increase in its revenues while the Investment Management segment had a decrease of $53 million. The increase of Insurance segment revenues to $13.46 billion in the 2011 period as compared to $10.48 billion in the first nine months of 2010 was principally due to the $2.79 billion investment income from derivatives as compared to $862 million in the prior period, an increase in the fair value of reinsurance contracts accounted for as derivatives of $5.45 billion as compared to $4.85 billion in the first nine months of 2010 and $253 million higher policy fee income. The Investment Management segment’s $2.13 billion in revenues for the first nine months of 2011 as compared to $2.18 billion in the comparable 2010 period primarily was due to $56 million higher net investment losses and a $35 million decrease in investment advisory and services fees partially offset by a $21 million increase in Bernstein research revenues and a $20 million increase in distribution revenues.

Policy fee income totaled $2.52 billion in the first nine months of 2011, $253 million higher than the $2.27 billion in the first nine months of 2010. This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation in 2010 and continuing into the first half of 2011 and a decrease in the initial fee liability resulting from the projection of lower future costs of insurance charges (more than offset in DAC amortization).

Net investment income increased $1.91 billion to $4.41 billion in the first nine months of 2011 from $2.50 billion in the comparable 2010 period. The $1.96 billion increase to $4.45 billion for the Insurance segment was primarily due to a $1.92 billion increase in the fair value of derivative instruments in the first nine months of 2011 as compared to an $862 million increase in the first nine months of 2010 and a $109 million increase from equity limited partnerships partially offset by a $45 million decrease in income from fixed maturities. The Investment Management’s $56 million increase in net investment loss to $64 million in the first nine months of 2011 as compared to $8 million in 2010 was primarily due to $40 million of investment losses from deferred compensation related investments in the first nine months of 2011 as compared to $10 million of investment income in the comparable prior period and $9 million higher investment loss from mark-to-market losses on investment held by AllianceBernstein’s consolidated private equity fund ($36 million in the first nine months of 2011 versus $27 million in the year earlier period).

Investment losses, net totaled $27 million in the first nine months of 2011, as compared to losses of $139 million in the prior year’s comparable period. The Insurance segment’s net losses in the first nine months of 2011 was due to the $22 million of writedowns on fixed maturities in the first nine months of 2011 as compared to $193 million in the comparable 2010 period (all of which related to CMBS securities) partially offset by $10 million of gains from the sale of General Account fixed maturities, down from $41 million in the year earlier period. In addition, there were $21 million in additions to valuation allowances on mortgage loans in the first nine months of 2011. The Investment Management segment had $2 million in net losses in the first nine months of 2011 as compared to $3 million in investment gains, net in the comparable 2010 period primarily due to losses in the first nine months of 2011 on sales of seed money investments classified as AFS.

Commissions, fees and other income increased $66 million to $2.81 billion in the first nine months of 2011 from $2.75 billion in the prior year period with increases of $55 million and $8 million in the Insurance and Investment Management segments, respectively. The Insurance segment’s increase to $661 million in the first nine months of 2011 was principally due to $51 million higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base primarily due to market appreciation. The Investment Management segment’s increase was principally due to a $21 million increase in Bernstein research revenues to $345 million in the first nine months of 2011 from the $324 million in the 2010 period. This increase was driven by higher market volumes. The distribution revenues increased $20 million to $269 million in the first nine months of 2011 as compared to $249 million in the comparable 2010 period. This increase was due to the increase in Retail average AUM, but also reflects a higher increase in the Retail AUM on which distribution fees are earned compared to sub-advisory AUM on which no such fees are earned. Partially offsetting these increases were a $35 million decrease in investment advisory and services fees to $1.49 billion in the first nine months of 2011 from the $1.53 billion in the 2010 period. The 2011 decrease in investment advisory and services fees were primarily due to the $33 million decrease in base fees and the $2 million decrease in performance fees.

In the first nine months of 2011, there was a $5.45 billion increase in the fair value of the GMIB reinsurance contracts (including the reinsurance contract with AXA Bermuda, an affiliate), which are accounted for as derivatives, as compared to the $4.85 billion increase in their fair value in the comparable 2010 period; both periods’ changes reflected existing capital market conditions.

Benefits and Other Deductions. In first nine months of 2011, total benefits and other deductions increased $4.61 billion to $11.82 billion principally due to the Insurance segment’s reported increase of $4.68 billion primarily due to the $4.41 billion increase in DAC amortization, the $212 million increase in policyholders’ benefits and the $115 million higher commission expenses partially offset by the $53 million decline in compensation and benefits expense. The Investment Management segment’s $72 million decrease was principally due to $95 million lower real estate charges, $23 million lower compensation and benefits partially offset by higher travel and entertainment expenses, higher portfolio services expenses and higher transfer fees totaling $25 million and $20 million higher distribution payments.

Policyholders’ benefits increased $212 million to $3.51 billion in the first nine months of 2011 from $3.30 billion in the year earlier period. The increase was primarily due to the $172 million increase in the GMDB/GMIB reserves, a $75 million charge for unreported death claims and the $69 million increase in the GWBL reserve partially offset by the $66 million decrease to $1.29 billion in benefits paid in the 2011 period and the $29 million lower increase in the no lapse guarantee reserves.

In the first nine months of 2011, interest credited to policyholders’ account balances totaled $713 million, an increase of $21 million from the $692 million reported for the first nine months of 2010 primarily due to the absence of a $15 million liability release in second quarter 2010, and higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $77 million to $1.34 billion in the first nine months of 2011 due to decreases of $53 million and $24 million in the Insurance and Investment Management segments, respectively. The compensation and benefits decrease of $53 million for the Insurance segment was principally due to a $40 million decrease in salary expense (including $35 million in salaries for employees transferred to an unconsolidated affiliate in 2011 whose related party costs are now reported in other operating costs and expenses and $8 million related to agent compensation) partially offset by higher incentive compensation and a $14 million decrease in share-based and other compensation programs. The Investment Management segment’s employee compensation and benefits expense in the first nine months of 2011 totaled $1.01 billion, a $23 million decrease as compared to $1.04 billion in the comparable 2010 period. Incentive compensation decreased $67 million in the first nine months of 2011 due to lower deferred compensation vesting expense and lower cash incentive compensation. Base compensation, fringe benefits and other employment costs for the first nine months of 2011 increased $31 million due to higher salaries partially offset by lower severance costs. Commission expense increased $10 million in the first nine months of 2011 reflecting higher private client sales volume.

For the first nine months of 2011, commissions in the Insurance segment totaled $877 million, an increase of $115 million from $762 million in the first nine months of 2010 principally due to higher asset based compensation reflecting higher asset values, higher mutual fund commissions and increased variable annuity and universal life product sales.

The distribution related payment increase of $20 million to $230 million in the first nine months of 2011 from $210 million in the first nine months of 2010 was in line with the increase in distribution revenues.

DAC amortization was $4.55 billion in the first nine months of 2011, an increase of $4.41 billion from $140 million of amortization in the comparable 2010 period. Additionally in 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $4.01 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits. In addition, in 2011 and 2010, respectively, updated lapse assumptions related to the Accumulator® product increased DAC assumptions by $219 million and $195 million. In 2011, DAC amortization was reduced due to a favorable change in expected mortality margins and higher future margins in later policy years, partially offset by lower projected cost of insurance charges in variable and interest sensitive life products (partially offset in the initial fee liability). In addition, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates for products other than Accumulator® decreased amortization by $105 million and $117 million in 2011 and 2010, respectively.

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

For universal life products and investment-type products, other than Accumulator® products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income in consolidated shareholder’s equity as of the balance sheet date.

A significant assumption in the amortization of DAC on variable annuities and, to a lesser extent, on variable and interest-sensitive life insurance relates to projected future Separate Account performance. Management sets estimated future gross profit or assessment assumptions related to Separate Account performance using a long-term view of expected average market returns by applying a reversion to the mean approach, a commonly used industry practice. This future return approach influences the projection of fees earned, as well as other sources of estimated gross profits. Returns that are higher than expectations for a given period produce higher than expected account balances, increase the fees earned resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than expected.

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. As of September 30, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.73% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.73% net of product weighted average Separate Account fees) and 0% (-2.27% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At September 30, 2011, current projections of future average gross market returns assume a 3.85% annualized return for the quarter, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in three quarters. To demonstrate the sensitivity of variable annuity DAC amortization, a 1.0% increase in the assumption for future Separate Account rate of return would result in an approximately $280 million net decrease in DAC amortization and a 1.0% decrease in the assumption for future Separate Account rate of return would result in an approximately $249 million net increase in DAC amortization. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

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

Other significant assumptions underlying gross profit estimates relate to contract persistency and General Account investment spread

DAC capitalization totaled $751 million for the first nine months of 2011, an increase of $93 million from the $658 million reported in the comparable 2010 period. The increase was primarily due to a $103 million increase in first year commissions, partially offset by a $10 million decrease in deferrable operating expenses.

Other operating costs and expenses were $1.03 billion in the first nine months of 2011, an increase of $8 million from $1.02 billion in the comparable 2010 period. The $75 million increase in the Insurance segment included $35 million in expenses related to fees paid to an affiliate in 2011, $24 million of severance costs recorded in the first nine months of 2011 and a $10 million increase in the amortization of reinsurance costs. The $66 million decrease reported in the Investment Management segment in the first nine months of 2011 was primarily due to the $95 million decrease in real estate charges recorded at AllianceBernstein partially offset by $9 million higher travel and entertainment expenses, $9 million higher portfolio services expenses and $7 million higher transfer fees.

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

Total premiums and deposits for insurance and annuity products for the first nine months of 2011 were $7.73 billion, a $171 million increase from $7.56 billion in the comparable 2010 period while total first year premiums and deposits increased $288 million to $3.92 billion in the first nine months of 2011 from $3.63 billion in the comparable 2010 period. The annuity line’s first year premiums and deposits increased $324 million to $3.57 billion principally due to the $282 million increase in variable annuities’ sales ($237 million in the retail and $45 million in the wholesale channel) partially offset by lower sales of fixed annuity premiums of $48 million. First year premiums and deposits for the life insurance products increased $54 million, primarily due to the $56 million and $11 million respective increase in sales of universal life insurance products in the wholesale and retail channels, partially offset by the $12 million and $5 million respective decreases in first year term life insurance sales in the wholesale and retail channels.

Surrenders and Withdrawals. Surrenders and withdrawals increased $434 million, from $4.94 billion in the first nine months of 2010 to $5.37 billion for the first nine months of 2011. There was an increase of $540 million in individual annuities surrenders and withdrawals with decreases of $92 million and $14 million, respectively, reported for the variable and interest sensitive and traditional life insurance lines. The annualized annuities surrender rate increased to 6.3% in the first nine months of 2011 from 6.2% in the comparable 2010 period but continue to be lower than the expected long-term surrender rates. In 2011 and 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. If current lower rates continue, the expected claims costs from minimum guarantees will increase, partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate for the first nine months of 2011 and 2010 was 3.7% and 4.4%, respectively.

Assets Under Management. Breakdowns of assets under management follow:

Assets Under Management

(In Millions)

	September 30,
	2011	2010

Third party	$342,804	$423,705
General Account and other	57,386	52,695
Insurance Group Separate Accounts	82,459	86,343

Total Assets Under Management	$482,649	$562,743

Third party assets under management at September 30, 2011 decreased $80.90 billion from September 30, 2010 primarily due to decreases at AllianceBernstein. General Account and other assets under management increased $4.69 billion from September 30, 2010. The $3.88 billion decrease in Insurance Group Separate Account assets under management at the end of third quarter 2011 as compared to September 30, 2010 resulted from decreases in EQAT’s and other Separate Accounts’ AUM due to market depreciation.

AllianceBernstein’s assets under management at September 30, 2011 totaled $402.20 billion as compared to $477.50 billion at September 30, 2010 as net outflows of $78.30 billion and market depreciation of $6.10 billion were partially offset by $9.10 billion related to acquisitions. The gross inflows were $14.70 billion, $30.60 billion and $7.50 billion in institutional investment, retail and private client channels, respectively, as compared to corresponding outflows of $74.00 billion, $43.70 billion and $13.60 billion, respectively. Non-US clients accounted for 35.3% of the September 30, 2011 total.

AllianceBernstein’s U.S and global large cap equity services underperformed their benchmarks for the three- and nine-month periods ended September 30, 2011. AllianceBernstein’s fixed income services generally underperformed their benchmarks for the three- and nine-month periods ended September 30, 2011. It is likely that AllianceBernstein’s underperformance during the first nine months of 2011 will place continued pressure on its flows during the remainder of 2011, particularly in the Institutions channel.

LIQUIDITY AND CAPITAL RESOURCES

AXA Equitable. At September 30, 2011, AXA Equitable had no short-term debt nor were there any borrowings from FHLBNY.

AXA Equitable paid $379 million of shareholder dividends during the first nine months of 2011; no shareholder dividends were paid in the comparable prior period.

AllianceBernstein. In second quarter 2011, AllianceBernstein purchased an equity portfolio business for $10 million consisting of $6 million of cash payments and $4 million payable over the next two years.

On March 31, 2011, the remaining 50% interest in its Australian joint venture was purchased by AllianceBernstein from AXA and its subsidiaries for $21 million.

For the first nine months of 2011, net cash provided by AllianceBernstein’s operating activities was $510 million, down $182 million from the 2010 period, due to a decrease in broker dealer-related net payables and additional seed investments. During the first nine months of 2011, net cash used in investing activities was $49 million. The $41 million increase from the comparable 2010 period was principally the result of the purchase of the remaining 50% interest in the Australian joint venture mentioned above. During the first nine months of 2011, net cash used in financing activities decreased $95 million to $592 million. The decrease reflects lower repayment of commercial paper (net of issuances) of $85 million and lower distributions of $62 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) offset by changes in overdraft payables of $34 million and $8 million higher purchases of Holding units to fund deferred compensation plans.

At September 30, 2011 and 2010, respectively, AllianceBernstein had $160 million and $225 million outstanding under its commercial paper program. No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at September 30, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2010 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H to Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H to Form 10-Q.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2011	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Richard S. Dziadzio
			Name:	Richard S. Dziadzio
			Title:	Senior Executive Vice President and
Chief Financial Officer

Date:	November 10, 2011		/s/ Alvin H. Fenichel
			Name:	Alvin H. Fenichel
			Title:	Senior Vice President and
Chief Accounting Officer