Form 10-K
period 2011-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2012-03-08
CIK 727920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-20501

AXA EQUITABLE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

New York	13-5570651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, New York, New York	10104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 554-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

As of March 8, 2012, 2,000,000 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are incorporated by reference into Part I hereof.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vi) changes to statutory capital requirements; (vii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (viii) counterparty non-performance; (ix) changes in statutory reserve requirements; (x) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xi) changes in assumptions related to deferred policy acquisition costs; (xii) our use of numerous financial models, which rely on estimates, assumptions and projections that inherently uncertain and involve the exercise of significant judgment; (xiii) market conditions could adversely affect our goodwill; (xiv) investment losses and defaults, and changes to investment valuations; (xv) liquidity of certain investments; (xvi) changes in claims-paying or credit ratings; (xvii) adverse determinations in litigation or regulatory matters; (xviii) changes in tax law; (xix) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xx) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxi) changes in accounting standards, practices and/or policies; (xxii) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxiii) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxiv) the perception of our brand and reputation in the marketplace; (xxv) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxvi) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxvii) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxviii) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.

BUSINESS1

GENERAL

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately 3.4 million insurance and annuity policies in force as of December 31, 2011. We are part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services. Together with our subsidiaries, including AllianceBernstein, we are a leading asset manager, with total assets under management of approximately $489.3 billion at December 31, 2011, of which approximately $405.9 billion were managed by AllianceBernstein. We are an indirect wholly owned subsidiary of AXA Financial, which is an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies. For additional information regarding AXA, see “Business - Parent Company.”

SEGMENT INFORMATION

We conduct our operations in two business segments, the Insurance segment and the Investment Management segment.

Insurance. The insurance business conducted principally by AXA Equitable and its subsidiary, AXA Distributors, is reported in the Insurance Segment. We seek to be a recognized industry leader for providing advice and solutions to our clients. Our strategy is to develop an expansive and diversified product portfolio that serves the needs of existing and new markets, build distribution to effectively deliver these products to a wide array of clients, and optimize the management of our in-force business by enhancing value and reducing risk.

The Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $15.1 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2011.

Investment Management. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm. AllianceBernstein seeks to be the most trusted investment firm in the world by placing its clients’ interests first and foremost, utilizing its research capabilities to have more knowledge than any other investment firm, and using and sharing knowledge better than its competitors to help AllianceBernstein’s clients achieve financial peace of mind and investment success. For additional information about investment success. For additional information about AllianceBernstein, see AllianceBernstein’s Annual Report on Form 10-K for the year-ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2012 (the “AllianceBernstein 10-K”).

[1]

 As used in this Form 10-K, the terms “AXA Equitable”, “we”, “our” and/or “us” refers to AXA Equitable Life Insurance Company, a New York stock life insurance corporation, “AXA Financial” refers to AXA Financial, Inc., a Delaware corporation incorporated in 1991, “AXA Financial Group” refers to AXA Financial and its consolidated subsidiaries, and the “Company” refers to AXA Equitable and its consolidated subsidiaries. The term “AXA Distributors” refers to AXA Distributors, LLC, “AXA Advisors” refers to AXA Advisors, LLC, a Delaware limited liability company, “AXA Network” refers to AXA Network, LLC, a Delaware limited liability company and its subsidiary, and “AXA Equitable FMG” refers to AXA Equitable Funds Management Group, LLC, a Delaware limited liability company. The term “AllianceBernstein” refers to AllianceBernstein L.P., a Delaware limited partnership, and its subsidiaries. The term “General Account” refers to the assets held in the general account of AXA Equitable and all of the investment assets held in certain of AXA Equitable’s Separate Accounts on which AXA Equitable bears the investment risk. The term “Separate Accounts” refers to the Separate Account investment assets of AXA Equitable excluding the assets held in those Separate Accounts on which AXA Equitable bears the investment risk. The term “General Account Investment Assets” refers to assets held in the General Account (which includes the Closed Block described below).

1-1

At December 31, 2011, our economic interest in AllianceBernstein was 37.3%. At December 31, 2011, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 64.6%.

The Investment Management segment accounted for approximately $2.8 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2011.

For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment” and Note 20 of Notes to Consolidated Financial Statements.

Insurance

General

We offer a variety of term, variable and universal life insurance products, variable and fixed-interest annuity products principally to individuals, small and medium-size businesses and professional and trade associations. We are a leading issuer of variable annuity and variable life insurance products. Variable annuity and variable life insurance products offer policyholders the opportunity to invest some or all of their account values in various Separate Account investment options. The growth of Separate Account assets under management remains a strategic objective, as we seek to increase fee-based revenues derived from managing funds for our clients.

The market for annuity and life insurance products of the types we issue is dynamic as the global economy and capital markets slowly recover from the significant stress experienced in recent years. The financial market turbulence has led many companies to re-examine the pricing and features of certain products that they offer or to discontinue offering such products altogether. As part of our continuing efforts to mitigate the impacts of the volatile conditions in the capital markets on our business, we have modified our product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. We have made solid progress in executing this strategy over the past few years, as we have introduced several new life insurance and annuity products to the marketplace. These products have been well received by the marketplace and, in 2011, sales of these products accounted for a significant portion of our first year premiums and deposits. For additional information, see “Business – Products”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment – Insurance.”

Products

Life Insurance Products. We offer a broad range of life insurance products and services, which are aimed at serving the financial needs of our customers throughout their lives. Our primary life insurance product offerings include:

Term Life. Term life is a simple form of life insurance. Term life products provide a guaranteed benefit upon the death of the insured for a specific time period (the term) in return for the periodic payment of premiums. Some of our term products include, within certain policy limits, a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

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

We recently introduced Athena Indexed ULSM, an indexed universal life product. Indexed universal life insurance combines life insurance with equity-linked accumulation potential. The equity linked option(s) provide upside potential for cash value accumulation up to certain growth cap rates and downside protection through a floor for certain investment periods. This floor will limit the impact of decreases over the investment period in the values of the indices selected.

1-2

Variable Universal Life. Variable universal life is a form of permanent life insurance that combines the premium and death benefit flexibility of universal life insurance with investment opportunity. A policyholder can invest premiums in one or more underlying portfolios offering different levels of risk and growth potential. The investment portfolios provide long-term growth potential, tax deferred earnings and the ability to make tax free transfers among the investment portfolios. A policyholder can choose one of two death benefit options: level benefit equal to the policy’s original face amount or a variable benefit equal to the original face amount plus any existing policy account value. Variable universal life insurance products offered by us include single-life products, second-to-die policies (which pay death benefits following the death of both insureds) and products for the corporate-owned life insurance (“COLI”) market.

We recently introduced the Market Stabilizer Option®, an investment option, on our variable universal life product. The Market Stabilizer Option® offers a policyholder growth potential (up to a cap) and downside protection through a buffer. Through the use of the upside caps and a downside buffer, the Market Stabilizer Option® helps a policyholder manage volatility in their variable universal life policy, which may reduce or potentially eliminate losses.

Term, Universal Life and Variable Universal Life insurance products accounted for 3.8%, 10.1% and 8.9% of our total premiums and deposits in 2011, respectively.

Annuity Products. We offer a variety of variable and fixed annuities which are primarily marketed and sold to individuals saving for retirement or seeking retirement income and employers seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Our primary annuity product offerings include:

Variable Annuities. Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the policyholder to make deposits into various investment accounts, as determined by the policyholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the policyholder, except where enhanced guarantee features have been elected in certain variable annuities, for which additional fees are charged. Additionally certain variable annuity products permit policyholders to allocate a portion of their account to the General Account and are credited with interest rates that we determine, subject to certain limitations

Variable annuity products continue to account for a substantial portion of our sales, with 67.7% of our total premiums and deposits in 2011 attributable to variable annuities. Variable annuity products offered by us principally include individual and group deferred variable annuities sold in the non-qualified and qualified markets. A significant portion of the variable annuities sold by us offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include guaranteed minimum living benefits and/or an enhanced guaranteed minimum death benefit (“GMDB”). Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”). We have issued variable annuities with a guaranteed minimum accumulation benefit and guaranteed withdrawal benefit for life (“GWBL”) rider. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.

In furtherance of our strategy of developing an innovative and diversified variable annuity product offering, we have introduced several new and/or enhanced variable annuities in recent years. For example, we recently introduced Structured Capital Strategies®, a variable annuity for investors seeking equity and commodity index-linked, tax-deferred growth potential with levels of downside protection. This product allows investors to realize returns based on the growth of certain indices up to specified caps, while being protected against loss down to specified floors. Investors select the index, the term (1, 3 or 5 years generally) and the level of downside protection they wish (within the choices offered).

Fixed Annuities. Fixed annuities also provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but do provide guarantees related to the preservation of principal and interest credited. Fixed annuity contracts are general account obligations.

We issue or have issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities. Fixed annuity products have not been a significant product for us in recent years, accounting for 1.0% of our total premium and deposits in 2011.

1-3

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have decreased by $665 million to $82.9 billion at December 31, 2011. Of the 2011 year-end amount, approximately $80.5 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which our subsidiary, AXA Equitable FMG, serves as the investment manager (and, in certain instances provides day-to-day portfolio management services as the investment adviser) and administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity policyholders a choice of single or multi-advised equity, bond and money market investment portfolios, “hybrid” portfolios whose assets are allocated among multiple subadvisers, and eight asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Certain EQAT equity portfolios employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages. VIP Trust is a mutual fund offering variable life and annuity policyholders a choice of multi-advised equity and bond investment portfolios, as well as nine asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Certain VIP portfolios also employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.

As of December 31, 2011, policyholders allocated $34.6 billion to the allocation portfolios of EQAT and VIP Trust and $45.9 billion to the individual portfolios of EQAT and/or VIP. Of the $80.5 billion invested in EQAT and VIP Trust, approximately 63% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 37% of these assets are actively managed by one or more sub-advisers.

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

Retail Distribution. Our products are offered on a retail basis in all 50 states, the District of Columbia and Puerto Rico by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency. These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers. As of December 31, 2011, approximately 5,283 financial professionals were associated with AXA Advisors and AXA Network.

We have entered into agreements pursuant to which we compensate AXA Advisors and AXA Network for distributing and servicing our products. The agreements provide that compensation will not exceed any limitations imposed by applicable law. Under separate agreements, we also provide to each of AXA Advisors and AXA Network personnel, property and services reasonably necessary for their operations. AXA Advisors and AXA Network reimburse us for their actual costs (direct and indirect) and expenses under the respective agreements.

1-4

Annuities and life insurance distributed by the Retail channel accounted for 74.7% and 75.7% of our total annuity and life insurance premiums and deposits in 2011 and 2010, respectively. Annuities distributed by the Retail channel accounted for 69.7% and 68.5% of our total first year annuity premiums and deposits in 2011 and 2010, respectively, and 75.0% and 74.0% of our total annuity premiums and deposits in 2011 and 2010, respectively. Life insurance products distributed by the Retail channel accounted for 53.3% and 62.5% of our total first year life insurance premiums and deposits in 2011 and 2010, respectively, and 73.9% and 79.8% of our total life insurance premiums and deposits in 2011 and 2010, respectively. For additional information on premiums and deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits.”

Wholesale Distribution. AXA Distributors, our broker-dealer and insurance general agency subsidiary, distributes our annuity products on a wholesale basis in all 50 states, the District of Columbia and Puerto Rico through national and regional securities firms, independent financial planning and other broker-dealers, banks and brokerage general agencies. AXA Distributors, primarily through its AXA Partners division, also distributes our life insurance products on a wholesale basis principally through brokerage general agencies.

Reinsurance and Hedging

We have in place reinsurance and hedging programs to reduce our exposure to mortality, equity market fluctuations, interest rate fluctuations and certain other product features.

Reinsurance. In 2011, we generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies. For amounts issued in excess of those limits, and often for lower limits, we typically obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by us in exchange for an agreed-upon premium.

We also have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005. At December 31, 2011, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 22.9% of our net amount at risk resulting from the GMIB feature and approximately 5.1% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2011.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. We are not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.31% of our total policy reserves (including Separate Accounts).

In addition to non-affiliated reinsurance, we have ceded to our affiliate, AXA Financial (Bermuda), Ltd., a captive reinsurance company established by AXA Financial in 2003 (“AXA Bermuda”), a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. The GMDB/GMIB reinsurance transaction currently allows for a more efficient use of our capital. AXA Bermuda also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For additional information on reinsurance, see Notes 9 and 11 of Notes to Consolidated Financial Statements.

Hedging. We have adopted certain hedging programs that are designed to mitigate certain risks associated with the GMIB, GMDB and GWBL liabilities that have not been reinsured for contracts issued after January 1, 2001. These programs utilize derivative contracts, such as exchange-traded equity, currency and interest rate futures, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For both GMDB and GMIB, we retain certain risks including basis and

1-5

some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse, surrender and withdrawal rates and amounts and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements. In addition, we also use repos to finance the purchase of U.S. Treasury securities to reduce the economic impact of unfavorable changes in exposures attributable to interest rates as part of the variable annuity hedging strategy.

We also use derivatives for other asset and liability management purposes. This includes the management of interest rate risks in the general account, the hedging of interest rate risks in anticipated sales of variable annuities and the hedging of equity linked and commodity indexed crediting rates in life and annuity products.

For additional information about reinsurance and hedging strategies, see “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivatives – Liquidity and Capital Resources”, “Quantitative and Qualitative Disclosures about Market Risk” and Notes 2, 8, and 9 of Notes to Consolidated Financial Statements.

Reinsurance Assumed. We also act as a retrocessionaire by assuming life reinsurance from non-affiliated reinsurers. Mortality risk through reinsurance assumed is managed using the same corporate retention limits noted above (i.e., $25 million on single-life policies and $30 million on second-to-die policies), although in practice, we currently use lower internal retention limits for life reinsurance assumed. We have also assumed accident, health, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. We generally discontinued our participation in new accident, health, aviation and space reinsurance pools and arrangements for years following 2000, but continue to be exposed to claims in connection with pools we participated in prior to that time. We audit or otherwise review the records of many of these reinsurance pools and arrangements as part of our ongoing efforts to manage our claims risk.

Policyholder Liabilities and Reserves

We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet our policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our reserve requirements are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience and policyholder elections (i.e., lapses and surrenders, withdrawals and amounts of withdrawals, contributions and the allocation thereof etc.) which we modify to reflect our actual experience and/or refined assumptions when appropriate.

Pursuant to state insurance laws, we establish statutory reserves, reported as liabilities, to meet our obligations on our policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves generally differ from actuarial liabilities for future policy benefits determined using U.S. GAAP.

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

For additional information on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations by Segment – Insurance” and “Risk Factors.”

Underwriting and Pricing

Underwriting. We employ detailed underwriting policies, guidelines and procedures designed to align mortality results with the assumptions used in product pricing while providing for competitive risk selection. The risk selection process is carried out by underwriters who evaluate policy applications based on information provided by the applicant and other sources. Specific tests, such as blood analysis, are used to evaluate policy applications based on the size of the policy, the age of the applicant and other factors. The purpose of this process is to determine the type and amount of risk that we are willing to accept. In addition, we are piloting alternative underwriting methods that rely on predictive modeling.

1-6

We have established senior level oversight of the underwriting process in order to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is periodically reviewed through internal underwriting audits in order to maintain high standards of underwriting and consistency.

Pricing. Pricing for our products is designed to allow us to make an appropriate profit after paying benefits to customers, and taking account of all the risks we assume. Product pricing is calculated through the use of estimates and assumptions for mortality, morbidity, withdrawal rates and amounts, expenses, persistency, policyholder elections and investment returns, as well as certain macroeconomic factors. Assumptions used are determined in light of our underwriting standards and practices. Investment-oriented products are priced based on various factors, which may include investment return, expenses, persistency and optionality.

Our life insurance products are highly regulated by the individual state regulators where such products are sold. Variable and fixed annuity products are also highly regulated and approved by the individual state regulators where the product is sold. Such products generally include penalties for early withdrawals and policyholder benefit elections to tailor the form of the product’s benefits to the needs of the opting policyholder. From time to time, we reevaluate the type and level of guarantee and other features currently being offered and may change the nature and/or pricing of such features for new sales.

We continually review our underwriting and pricing guidelines with a view to maintaining competitive offerings that are consistent with maintaining our financial strength and meeting profitability goals.

General Account Investment Portfolio

The General Account consists of a diversified portfolio of principally fixed-income investments.

The following table summarizes General Account Investment Assets of AXA Equitable by asset category at December 31, 2011:

AXA Equitable

General Account Investment Assets(1)

(Dollars in Millions)

	Amount	% of Total
	(Dollars in Millions)
Fixed maturities	$31,154	73.2%
Mortgages	4,658	11.0
Equity real estate	98	0.2
Other equity investments	1,433	3.4
Policy Loans	3,656	8.6
Cash and short-term investments	1,044	2.5
Trading securities	472	1.1
Other invested assets	11	-

Total	$42,526	100.0%

(1)	See “General Account Investment Portfolio – Investment Results of General Account Investment Assets” in Item 7 for further information on these investment assets and their results.

We have an asset/liability management approach with separate investment objectives for specific classes of product liabilities, such as life insurance, annuity and group pension. We have investment strategies to manage each product line’s investment return and liquidity requirements, consistent with management’s overall investment objectives for the General Account investment portfolio. Investments frequently meet the investment objectives of more than one class of product liabilities.

1-7

Investment Surveillance. As part of our investment management process, management, with the assistance of its investment advisors, continuously monitors General Account investment performance. This internal review process culminates with a quarterly review of assets by our Investment Under Surveillance (“IUS”) Committee. The IUS Committee, among other things, evaluates whether any investments are other than temporarily impaired and, therefore, must be written down to their fair value and whether specific investments should be put on an interest non-accrual basis.

For additional information on the General Account Investment Portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Account Investment Portfolio.”

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. Our consolidated economic interest in AllianceBernstein as of December 31, 2011 was approximately 37.3%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of AllianceBernstein Corporation, the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein. For additional information about AllianceBernstein, see the AllianceBernstein 10-K.

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including: (a) institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates; (b) retail clients, including U.S. and offshore mutual funds, variable annuities, insurance products and sub-advisory relationships; (c) private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and (d) institutional investors seeking high-quality research, portfolio analysis and brokerage related services, and issuers of publicly-traded securities seeking equity capital markets services.

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

Products and Services

AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein and its subsidiaries, sub-advisory services to mutual funds sponsored by third parties, separately managed account programs that are sponsored by financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to institutional investors, AllianceBernstein offers research, portfolio analysis and brokerage-related services, and to issuers of publicly-traded securities, AllianceBernstein offers equity capital markets services.

AllianceBernstein’s portfolio managers oversee a number of different types of investment services within various vehicles and strategies. AllianceBernstein’s services include: (a) value equities, generally targeting stocks that are out of favor and

1-8

considered undervalued; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including taxable and tax-exempt securities; (d) blend strategies, combining style-pure investment components with systematic rebalancing; (e) passive management, including both index and enhanced index strategies; (f) alternative investments, including hedge funds, currency management strategies and private capital (e.g., direct real estate investing); and (g) asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

Sub-advisory client mandates span AllianceBernstein’s investment strategies, including value, growth, fixed income and blend. AllianceBernstein serves as sub-advisor to retail mutual funds, insurance products, retirement platforms and institutional investment products.

AllianceBernstein provides its services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

AllianceBernstein markets and distributes alternative investment products globally to high-net-worth clients and institutional investors. Alternative product assets under management totaled $12.0 billion as of December 31, 2011, $10.5 billion of which was institutional assets under management, $1.4 billion of which was private client assets under management and $0.1 billion of which was retail assets under management.

In 2008, AllianceBernstein created a unit called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding AllianceBernstein’s capabilities in the defined contribution (“DC”) market. ABDC seeks to provide the most effective DC investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, AllianceBernstein introduced Secure Retirement Strategies (“SRS”), a multi-manager target-date solution. SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large DC plans. AllianceBernstein expects its first SRS client funding plan during the second quarter of 2012.

As of December 31, 2011, AllianceBernstein’s DC assets under management, which are distributed in all three of AllianceBernstein’s distribution channels, totaled approximately $25.0 billion.

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

AllianceBernstein is eligible to earn performance-based fees on alternative investments, including hedge fund services, as well as some long-only services provided to its institutional clients. In these situations, AllianceBernstein charges a base advisory fee and is eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified

1-9

benchmark), it must gain back such underperformance before AllianceBernstein can collect future performance-based fees. Therefore, if AllianceBernstein fails to achieve its performance target for a particular period, AllianceBernstein will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, its ability to earn future performance-based fees will be impaired. If the percentage of AllianceBernstein’s assets under management subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. AllianceBernstein’s performance-based fees in 2011, 2010 and 2009 were $16.5 million, $20.5 million and $29.8 million, respectively. For additional information on AllianceBernstein’s performance-based fees, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

AllianceBernstein also generates revenues from clients to whom it provides research, portfolio analysis and brokerage-related services, primarily in the form of transaction fees calculated as either “cents per share” (generally in the U.S. market) or a percentage of the value of the securities traded (generally outside of the U.S.) for these clients. In 2009, AllianceBernstein re-launched its equity capital markets business, through which it earns revenues from issuers of publicly-traded securities to which it provides these services in the form of underwriting fees, management fees and/or selling concessions, depending on AllianceBernstein’s role in the offering.

AllianceBernstein’s revenues may fluctuate for a number of reasons. For additional information on AllianceBernstein’s revenues, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Assets Under Management

As of December 31, 2011, AllianceBernstein had approximately $405.9 billion in assets under management, including approximately $223.9 billion from institutional services, approximately $112.6 billion from retail services and approximately $69.4 billion from private client services. As of December 31, 2011, assets of AXA, AXA Financial and AXA Equitable, including investments in EQAT and VIP Trust represented approximately 23% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 4% of AllianceBernstein’s total revenues. The Investment Management segment continues to provide asset management services to AXA Equitable.

For additional information about AllianceBernstein, including its results of operations, see “Business - Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Continuing Operations by Segment - Investment Management” and Note 1 of Notes to Consolidated Financial Statements and the AllianceBernstein 10-K.

EMPLOYEES

As of December 31, 2011, we had approximately 4,603 full-time employees and AllianceBernstein had approximately 3,764 full-time employees.

COMPETITION

Insurance. There is strong competition among insurers, banks, brokerage firms and other financial institutions and providers seeking clients for the types of products and services we provide, including insurance, annuity and other investment products and services. Competition is intense among a broad range of financial institutions and other financial service providers for retirement and other savings dollars. For additional information regarding competition, see “Risk Factors.”

The principal competitive factors affecting our business are our financial strength as evidenced, in part, by our financial and claims-paying ratings; access to capital; access to diversified sources of distribution; size and scale; product quality, range,

1-10

features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on fixed products; visibility, recognition and understanding of our brands in the marketplace; reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance.

The turbulence in the financial markets over the past few years, its impact on the capital position of many competitors, and subsequent actions by regulators and rating agencies has altered the competitive landscape. As a result, financial strength, pricing and product features have taken on greater significance in the eyes of some customers and certain distributors. While management believes that we are well positioned to compete over the long run, financial market turbulence has led many companies, including us, to re-examine the pricing and features of certain products that we offer or to discontinue offering such products altogether. This has had, and may continue to have, an adverse effect on our sales, particularly variable annuity sales. For additional information on the products we offer, see “Business - General” and “Business – Products.”

We and our affiliated distributors must attract and retain productive sales representatives to sell our products. Strong competition continues among financial institutions for sales representatives with demonstrated ability. We compete with other financial institutions for sales representatives primarily on the basis of financial position, product breadth and features, support services and compensation policies. For additional information, see “Risk Factors.”

Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. For additional information, see “Business - Regulation” and “Risk Factors.”

Investment Management. The financial services industry is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry. AllianceBernstein competes in all aspects of its business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions that often provide investment products that have similar features and objectives as those AllianceBernstein offers. AllianceBernstein’s competitors offer a wide range of financial services to the same customers that AllianceBernstein seeks to serve. Some of AllianceBernstein’s competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than AllianceBernstein. These factors may place AllianceBernstein at a competitive disadvantage, and AllianceBernstein can give no assurance that its strategies and efforts to maintain and enhance its current client relationships, and create new ones, will be successful.

AXA, AXA Equitable and certain of their direct and indirect subsidiaries offer financial services, some of which compete with those offered by AllianceBernstein. AllianceBernstein’s partnership agreement specifically allows AXA Financial and its subsidiaries (other than the AB General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater resources than AllianceBernstein does and are not obligated to provide resources to AllianceBernstein.

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

1-11

REGULATION

Insurance Regulation

We are licensed to transact insurance business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories. We are domiciled in New York and are primarily regulated by the Superintendent (the “Superintendent”) of the New York State Department of Financial Services, Life Bureau, (the “NYSDFS”) formerly the New York State Insurance Department. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, adequacy of reserves, reinsurance and hedging, risk-based capital, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on Insurance Supervision, see “Risk Factors.”

We are required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which we do business. Such agencies may conduct regular or targeted examinations of our operations and accounts, and make requests for particular information from us. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For example, AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. In June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable also has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the NYSDFS to use data available on the U.S. Social Security Administration’s Death Master File or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable has filed several reports with the NYSDFS related to its request. The audits and related inquiries have resulted in the payment of death benefits and changes to AXA Equitable’s relevant procedures. AXA Equitable expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments.

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

In 2011, we paid an aggregate of $379 million in shareholder dividends to AXA Financial. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Guaranty Associations and Similar Arrangements. All of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers.

1-12

These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

During each of the past five years, the assessments levied against us have not been material.

Risk Based Capital (“RBC”). We are subject to RBC requirements and report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels. For additional information on RBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Other aspects of our operations could also be affected by the Dodd-Frank Act. For example, the Dodd-Frank Act also includes a new framework of regulation of the Over-The-Counter (“OTC”) derivatives markets that will require clearing of certain types of transactions currently traded over-the-counter which will be required to be traded on swaps execution facilities in the future. This will impose additional costs, including transaction costs, new capital and margin requirements and additional regulation on AXA Equitable, as well as changing the overall market structure for the trading of these types of derivatives. Increased margin requirements on our part could reduce our liquidity and narrow the range of securities in which we invest. However, increased margin requirements on counterparties could reduce our exposure to counterparties’ default. We use derivatives to mitigate the impact of increased benefit exposures from annuity products we sold that offer guaranteed benefits. The derivative clearing requirements of the Dodd-Frank Act could increase the cost of such mitigation.

In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers

1-13

as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law. At the same time that the SEC is considering rulemaking as directed by the Dodd-Frank Act, FINRA has recently proposed and, in some cases, finalized significant additional rules of conduct affecting broker-dealers in a number of areas. The Department of Labor (“DOL”) has also been active in rulemaking activities which may potentially affect broker-dealer and investment advisory business, including the provision of increased compensation disclosure to qualified plans and possible expansion of the definition of a “fiduciary” under the Employment Retirement Income Security Act (“ERISA”).

Federal Tax Legislation

There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may also significantly affect us including, among others, the following.

Estate and Related Taxes. Under Federal tax legislation passed in 2001, exemption amounts had been increasing and rates had been decreasing for estate and generation skipping transfer (“GST”) taxes through 2009. These taxes were repealed for 2010, though a $1 million gift tax limit remained in place. Legislation enacted in December 2010 reinstated the estate and GST taxes in the United States, on estates over $5 million (indexed and $10 million for married couples), at a top rate of 35%. The legislation also reunified gift taxes with the new exemption level and rates. This rate and exemption amount will apply through December 31, 2012, at which time they are scheduled to increase to a 55% maximum rate with a $1 million exemption amount. The reinstatement of the estate tax for 2011-2012 with a return to lower exemptions and higher rates in 2013 may benefit sales and persistency. The prospect of a future elimination of the estate tax or permanency of either the 2011-2012 exemptions and rates or 2009’s $3.5 million/45% top rate could be expected to have an adverse impact on life insurance sales as a significant portion of our life insurance sales are made in conjunction with estate planning. In the interim, the higher gift tax exemption may encourage certain life insurance estate planning for larger estates.

Income, Capital Gains and Dividend Tax Rates. Federal tax legislation passed in 2001 and 2003 reduced income tax rates, and tax rates on long-term capital gains and qualifying corporate dividends. Such changes have lessened the tax appeal of cash value life insurance and annuity products. Legislation passed in December 2010 extended these lower rates until taxable years beginning after December 31, 2012, after which time these lower rates will expire. The tax advantages of cash value life insurance and annuity products would favorably increase in the event of higher income and capital gains tax rates and the application of a new 3.5% FICA tax on investment type income for higher earning taxpayers in 2013. Proposals related to higher income taxpayers, such as a minimum tax rate of 30% or taxing dividend income at ordinary income tax rates, could also make life insurance and annuity products more attractive to such taxpayers. The attractiveness of such products would be reduced if lower income tax rates and rates on capital gains and dividends are extended.

Dividends Received Deduction. The Treasury Department and the Internal Revenue Service have indicated that they intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

In February 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” (the “Green Book”). The Green Book included proposals, which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts established to support variable life insurance and variable annuity contracts that is eligible for the DRD. The proposal is similar to proposals included in both the 2010 and 2011 Green Book that were not enacted.

1-14

Corporate Owned Life Insurance. The 2012 Green Book also contained a proposal, similar to 2010 and 2011 proposals which, if enacted, would affect the treatment of certain corporate owned life insurance policies (“COLIs”). The proposal would limit a portion of a business entity’s interest deductions unless the insured person was a 20% or more owner of the business. If a proposal of this type were enacted, our sale of new COLIs, could be adversely affected. In its current form, the proposal would generally not affect in-force previously purchased COLI policies.

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

Recent tax rulings indicate lifetime annuity guarantees can be placed upon mutual fund type investment portfolios outside the annuity contract. Such portfolios would not be tax-deferred but would be eligible to pass capital gain or loss and dividend treatment to the policyholders. Development of such new annuity designs could impact the attractiveness or pricing of current annuity guarantee designs but expand the market for such guarantees.

The current, rapidly changing economic environment and projections relating to government budget deficits may increase the likelihood of substantial changes to Federal tax law. Management cannot predict what, if any, legislation will actually be proposed or enacted based on these proposals or what other proposals or legislation, if any, may be introduced or enacted relating to our business or what the effect of any such legislation might be.

Broker-Dealer and Securities Regulation

We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the SEC, self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., and Sanford C. Bernstein & Co., LLC are registered as broker-dealers (collectively the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. For example, FINRA and the SEC recently released a joint examination alert related to branch office examinations, which indicates concern these regulators hold for branch office supervisory practices and indicates where they may be focusing inspection and enforcement activities in the near future. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.

The SEC, FINRA and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions.

Certain of our Separate Accounts are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Separate Account interests under certain annuity contracts and insurance policies

1-15

issued by us are also registered under the Securities Act of 1933, as amended (the “Securities Act”). EQAT and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.

Certain subsidiaries and affiliates of AXA Equitable including, AXA Equitable FMG, and AXA Advisors and AllianceBernstein and certain of its affiliates are registered as investment advisors under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). The investment advisory activities of such registered investment advisors are subject to various Federal and state laws and regulations and to the laws in those foreign countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In case of such an event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, revocation of registration as an investment advisor, censures and fines.

Regulators, including the SEC, FINRA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution. We and certain of our subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, state attorneys general, state insurance regulators and other regulators on a wide range of issues. Ongoing or future regulatory investigations could potentially result in fines, other sanctions and/or other costs.

ERISA Considerations

We provide certain products and services to employee benefit plans that are subject to ERISA and certain provisions of the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement that fiduciaries must perform their duties solely in the interests of plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons (parties-in-interest) who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

Privacy of Customer Information

We have adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. Our companies may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties. Violation of these laws and regulations may result in significant fines and remediation costs. Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our mortgage lending business. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as

1-16

an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

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

AllianceBernstein has also registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the combination of an “AB” design logo with the mark “AllianceBernstein.” AllianceBernstein has acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein.”

PARENT COMPANY

AXA, our ultimate parent company, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management business. AXA is one of the world’s largest insurance groups, operating primarily in Europe, North America, the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and Latin America. AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and banking.

Neither AXA nor any affiliate of AXA has any obligation to provide additional capital or credit support to AXA Financial, AXA Equitable or any of its subsidiaries.

Voting Trust. In connection with AXA’s application to the Superintendent for approval of its acquisition of the capital stock of AXA Financial, AXA and the initial Trustees of the Voting Trust entered into a Voting Trust Agreement dated as of May 12, 1992 (as amended by the First Amendment, dated January 22, 1997, and as amended and restated by the Second Amended and Restated Voting Trust Agreement, dated April 29, 2011, the “Voting Trust Agreement”). Pursuant to the Voting Trust Agreement, AXA and its affiliates (“AXA Parties”) have deposited the shares of AXA Financial’s Common Stock held by them in the Voting Trust. The purpose of the Voting Trust is to ensure for insurance regulatory purposes that certain indirect minority shareholders of AXA will not be able to exercise control over AXA Financial or AXA Equitable.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those that are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be

1-17

paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until April 29, 2021. Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

1-18

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

Difficult conditions in the global capital markets and the economy may materially adversely affect our business, consolidated results of operations and financial condition and these conditions may not improve in the near term.

Our business, consolidated results of operations and financial condition are materially affected by conditions in the global capital markets and the economy, both in the U.S. and elsewhere around the world. Concerns over the viability of the European Union and its ability to resolve the European debt crisis, the ability of the U.S. government to reign in the U.S. deficit, ratings downgrades of U.S. Treasury securities, continued high unemployment and a depressed real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the capital markets going forward. Given our interest rate and equity market exposure, these events may have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the equity markets, interest rates, deflation and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, the levels of surrenders and withdrawals of our variable life and annuity contracts we face may be adversely impacted. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, consolidated results of operations and financial condition. See “Business – Products” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment.”

Equity market declines and volatility may adversely affect our business and consolidated results of operations and financial condition.

Declines or volatility in the equity markets, such as those experienced during parts of 2011, can negatively impact our investment returns as well as our business and profitability. For example, equity market declines and/or volatility may, among other things:

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

•

adversely impact the levels of surrenders and withdrawal rates and amounts of our variable life and annuity contracts or cause contract owners to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

1A-1

•	negatively impact the value of equity securities we hold for investment, including our investment in AllianceBernstein, thereby reducing our statutory capital;

•	reduce demand for variable products relative to fixed products;

•	lead to changes in estimates underlying our calculations of deferred acquisition costs (“DAC”) that, in turn, could accelerate our DAC amortization and reduce our current earnings;

•	result in changes to the fair value of our GMIB reinsurance contracts, which could increase the volatility of our earnings; and

•	decrease the value of assets held to fund payments to employees from our qualified pension plan, which could result in increased pension plan costs.

Interest rate fluctuations or prolonged periods of low interest rates have negatively impacted and should they persist would continue to negatively impact our business and consolidated results of operations and financial condition.

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

1A-2

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

Recent periods have been characterized by low interest rates and, based upon the recent pronouncements of the Federal Reserve Board, they are likely to remain low through at least 2014. Additionally, there is a continued risk that interest rates will fall even lower as investors may seek the relative safety of U.S. Treasuries due to, among other things, ongoing concerns over the viability of the European Union and its ability to solve the European debt crisis. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.

Our reinsurance and hedging programs may be inadequate to protect us against the full extent of the exposure or losses we seek to mitigate.

Certain of our products, including especially our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. In the normal course of business, we seek to mitigate some of these risks to which our business is subject through our reinsurance and hedging programs. However, these programs cannot eliminate all of the risks and no assurance can be given as to the extent to which such programs will be effective in reducing such risks.

Reinsurance. We utilize reinsurance to mitigate a portion of the risks that we face, principally in certain of our in-force life insurance and annuity products with regard to mortality, and in certain of our annuity products with regard to a portion of the enhanced guarantee features. Under our reinsurance arrangements, other insurers assume a portion of the obligation to pay claims and related expenses to which we are subject. However, we remain liable as the direct insurer on all risks we reinsure and, therefore, are subject to the risk that our reinsurer is unable or unwilling to pay or reimburse claims at the time demand is made. Although we evaluate periodically the financial condition (including the applicable capital requirements) of our reinsurers, the inability or unwillingness of a reinsurer to meet its obligations to us (or the inability to collect under our reinsurance treaties for any other reason) could have a material adverse impact on our consolidated results of operations and financial condition. See “Business – Reinsurance and Hedging” and Notes 8 and 9 of Notes to Consolidated Financial Statements.

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

Hedging Programs. We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products and minimum crediting rates on our life and annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates. In

1A-3

certain cases, however, we may not be able to apply these techniques to effectively hedge these risks because the derivative market(s) in question may not be of sufficient size or liquidity or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates and amounts of withdrawals, election rates, market volatility, interest rates and correlation among various market movements. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition. For example, in 2011, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the guarantees offered in certain of our products. If these circumstances were to continue or reoccur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our consolidated results of operations and financial condition.

Our hedging programs do not fully hedge our statutory capital position. Additionally, we may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP, which may decrease our earnings or increase the volatility of our results of operations or financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Continuing Operations By Segment.”

See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

Our reinsurance arrangements with AXA Bermuda, which are an important element of our capital management strategy, may be adversely impacted by the performance of AXA Bermuda’s hedge program, its liquidity needs, potential changes in Bermuda’s regulatory requirements, and its overall financial results.

We currently reinsure to AXA Bermuda, an indirect, wholly-owned subsidiary of AXA Financial, a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Bermuda also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Bermuda provide important capital management benefits to AXA Equitable. Under applicable statutory accounting rules, we are entitled to a credit in its calculation of reserves for amounts reinsured to AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust and/or letters of credit. Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the trusts under certain circumstances. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, mortality experience and policyholder behavior (i.e., the exercise or non-exercise of rights by policyholders under the contracts including, but not limited to, lapses and surrenders, withdrawal rates and amounts and contributions). Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could impact AXA Bermuda’s liquidity.

In addition, like AXA Equitable, AXA Bermuda employs a dynamic hedging strategy which utilizes derivative instruments as well as repurchase agreement transactions that are collectively managed to help reduce the economic impact of unfavorable changes to GMDB and GMIB reserves. The terms of these instruments in many cases require AXA Bermuda to post collateral for the benefit of counterparties or cash settle hedges when there is a decline in the estimated fair value of specified instruments. This would occur, for example, as interest rates and/or equity markets rise and AXA Bermuda may not be permitted to transfer assets from the trust under the terms of the reinsurance treaty.

While management believes that AXA Bermuda has adequate liquidity and credit facilities to deal with a range of market scenarios and increasing reserve requirements, larger market movements, including but not limited to a significant increase in interest rates, could require AXA Bermuda to post more collateral or cash settle more hedges than its own resources would permit. While AXA Bermuda’s management intends to take all reasonable steps to maintain adequate sources of liquidity to meet AXA Bermuda’s obligations, there can be no assurance that such sources will be available in all market scenarios. The

1A-4

potential inability of AXA Bermuda to post such collateral or cash settle such hedges could cause AXA Bermuda to reduce the size of its hedging programs, which could ultimately adversely impact AXA Bermuda’s ability to perform under the reinsurance arrangements and our ability to receive full statutory reserve credit for the reinsurance arrangements.

AXA Bermuda is regulated by the Bermuda Monetary Authority (the “BMA”). The BMA recently introduced new legislation that, if enacted, would impose additional capital requirements on Bermuda commercial insurers, including AXA Bermuda. If these requirements are enacted, AXA Financial, in consultation with AXA Equitable, might seek to redomesticate AXA Bermuda to a different jurisdiction and/or recapture some or all of the liabilities that have been ceded to AXA Bermuda. Any such undertakings could adversely impact the capital management benefits that we receive under the reinsurance arrangements. While management believes that AXA Equitable currently has the necessary capital to support its business, there can be no assurance that sufficient additional required capital could be secured.

The inability to secure additional required capital and/or liquidity in the circumstances described above could have a material adverse effect on our business, consolidated results of operations and/or financial condition.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 11 of Notes to Consolidated Financial Statements.

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to a wide variety of insurance and other laws and regulations. See “Business — Regulation”. State insurance laws regulate most aspects of our insurance business. We are domiciled in New York and are primarily regulated by New York State Department of Financial Services, Life Bureau (the “NYSDFS”), formerly the New York State Department of Insurance, and by the states in which we are licensed.

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

1A-5

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, the liabilities that we have currently established for these potential liabilities may not be adequate. See “Business – Insurance Regulation.”

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

Other aspects of our operations could also be affected by the Dodd-Frank Act. For example, the Dodd-Frank Act also includes a new framework of regulation of the Over-The-Counter (“OTC”) derivatives markets that will require clearing of certain types of transactions currently traded over-the-counter which will be required to be traded on swaps execution facilities in the future. This will impose additional costs, including transaction costs, new capital and margin requirements and additional regulation on AXA Equitable as well as changing the market structure for the trading of these types of derivatives. Increased margin requirements on our part could reduce our liquidity and narrow the range of securities in which we invest. However, increased margin requirements on counterparties could reduce our exposure to counterparties’ default. We use derivatives to mitigate the impact of increased benefit exposures from annuity products we sold that offer guaranteed benefits. The derivative clearing requirements of the Dodd-Frank Act could increase the cost of such mitigation.

1A-6

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

Although the full impact of the Dodd-Frank Act cannot be determined until the various mandated studies are conducted and implementing regulations are enacted, many of the legislation’s requirements could have profound and/or adverse consequences for the financial services industry, including the Company. The Dodd-Frank Act could make it more expensive for us to conduct our business; require us to make changes to our business model or satisfy increased capital requirements; subject us to greater regulatory scrutiny; and have a material effect on our consolidated results of operations or financial condition.

The sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products issued by our insurance companies.

In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, the G20 and the Financial Stability Board have issued a series of papers intended to produce significant changes in how financial companies, and in particular large and complex global financial companies, such as AXA, should be regulated. Such papers and proposals address financial group supervision, capital and solvency measures, corporate governance and systemic financial risk, among other things. Government in jurisdictions in which AXA does business are considering, or may in the future consider, introducing legislation or regulations to implement certain recommendations of the G20 and Financial Stability Board. All of these possibilities, if they occurred, could affect the way we conduct our business and manage capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our consolidated results of operations, financial condition and liquidity.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for AXA Equitable are prescribed by the applicable state insurance regulators and the NAIC. State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies. This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses generated by AXA Equitable (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital AXA Equitable must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that AXA Equitable must maintain. AXA Equitable is primarily regulated by the NYSDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our competitiveness, results of operations and/or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our

1A-7

statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that AXA Equitable will be able to maintain its current RBC ratio in the future or that its RBC ratio will not fall to a level that could have a material adverse effect on its business and consolidated results of operations or financial condition.

Our requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the market value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances, which could adversely affect our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

If the counterparties to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.

We use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including exchanged traded futures contracts, over the counter derivative contracts and repurchase agreement transactions, with a number of counterparties. The vast majority of our over the counter derivative positions are subject to collateral agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Derivatives.” If our counterparties fail or refuse to honor their obligations under these derivative instruments, we could face significant losses to the extent collateral agreements do not fully offset our exposures. This is a more pronounced risk to us in view of the stresses suffered by financial institutions over the past several years. Such failure could have a material adverse effect on our consolidated financial condition and results of operations.

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience, and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We periodically review the adequacy of reserves and the underlying assumptions and make adjustments when appropriate. We cannot, however,

1A-8

determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could adversely impact our earnings and/or capital. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates.”

Our profitability may decline if mortality rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, the economic environment, or other factors. Pricing of our insurance and annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities products may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Persistency within our life products may be significantly impacted by, among other things, conditions in the capital markets, the changing needs of our policyholders, the manner in which a product is marketed or illustrated, and competition, including the availability of new products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

Our earnings are impacted by DAC estimates that are subject to change.

Our earnings for any period depend in part on the amount of our life insurance and annuity product acquisition costs (including commissions, underwriting, agency and policy issue expenses) that can be deferred and amortized rather than expensed immediately. They also depend in part on the pattern of DAC amortization and the recoverability of DAC which is based on models involving numerous estimates and subjective judgments, including those regarding investment results including, hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, expected market rates of return, lapse rates and anticipated surrender charges. These estimates and judgments are required to be revised periodically and adjusted as appropriate. Revisions to our estimates may result in a change in DAC amortization, which could negatively impact our earnings.

We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain.

We use models in our hedging programs and many other aspects of our operations, including but not limited to product development and pricing, capital management, the estimation of actuarial reserves, the amortization of deferred acquisition costs and the valuation of certain other assets and liabilities. These models rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment. Due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect such errors could result in a negative impact to our consolidated results of operations and financial position.

1A-9

Market conditions and other factors could adversely affect our goodwill and negatively impact our consolidated results of operations and financial condition.

Business and market conditions may impact the amount of goodwill related to the Investment Management segment we carry in our consolidated balance sheet. As the value of certain of our businesses is significantly impacted by such factors as the state of the financial markets and ongoing operating performance, significant deterioration or prolonged weakness in the financial markets or economy generally, or our failure to meet operating targets which in some respects are ambitious, could adversely impact goodwill impairment testing and also may require more frequent testing for impairment. Any impairment would reduce the recorded goodwill amount with a corresponding charge to earnings, which could be material. See “Management’s Discussion and Analysis of Financial Condition – Critical Accounting Estimates” and Note 4 of Notes to Consolidated Financial Statements.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests. These asset classes represented approximately 28.0% of the carrying value of our total cash and invested assets as of December 31, 2011. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2011 were approximately $700 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Accounts Investment Portfolio.”

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

1A-10

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

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues. For example, AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. In June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable also has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the NYDFS to use data available on the U.S. Social Security Administration’s Death Master File or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable has filed several reports with the NYDFS related to its request. At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be. See “Business – Regulation.”

Changes in U.S. tax laws and regulations may adversely affect sales of our products and our profitability.

Currently, U.S. tax law provisions afford certain benefits to life insurance and annuity products. The nature and extent of competition and the markets for our life insurance and annuity products and our profitability may be materially affected by changes in tax laws and regulations, including changes relating to savings and retirement funding. Adverse changes could include, among many other things, the introduction of current taxation of increases in the account value of life insurance and annuity products, improved tax treatment of mutual funds or other investments as compared to insurance products or repeal of the Federal estate tax. Management cannot predict what proposals may be made, what legislation, if any, may be introduced or enacted or what the effect of any such legislation might be. See “Business – Regulation – Federal Tax Legislation.”

1A-11

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

Our ability to compete is dependent on numerous factors including, among others, the successful implementation of our strategy; our financial strength as evidenced, in part, by our financial and claims-paying ratings; our access to diversified sources of distribution; our size and scale; our product quality, range, features/functionality and price; our ability to bring customized products to the market quickly; our ability to explain complicated products and features to our distribution channels and customers; crediting rates on our fixed products; the visibility, recognition and understanding of our brands in the marketplace; our reputation and quality of service; and (with respect to variable insurance and annuity products, mutual funds and other investment products) investment options, flexibility and investment management performance. See “Business – Competition.”

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

An inability to recruit, motivate and retain experienced and productive financial professionals and key employees may adversely affect our business.

Our proprietary sales force and key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. We compete principally with respect to compensation policies, products and support provided to financial professionals. Competition is particularly intense in the hiring and retention of experienced financial professionals. Although we believe that we offer financial professionals and employees a strong value proposition, we cannot provide assurances that we will be successful in our efforts to recruit, motivate and retain top financial professionals and key employees.

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

1A-12

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

Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could limit our ability to offer certain product features. In recent years, there has been increasing intellectual property litigation in the financial services industry challenging, among other things, product designs and business processes. If a third party were to successfully assert an intellectual property infringement claim against us, or if we were otherwise precluded from offering certain features or designs, or utilizing certain processes, it could have a material adverse effect on our business, consolidated results of operations and financial condition. See “Business – Intellectual Property.”

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

We also rely on third parties to whom we outsource certain technology platforms, information systems and administrative functions, including records retention. If we do not effectively implement and manage our outsourcing strategy, third party vendor providers do not perform as anticipated, such vendors’ internal controls fail or are inadequate, or we experience technological or other problems associated with outsourcing transitions, we may not realize anticipated productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and reputational damage.

Losses associated with defaults or other failures by these third parties and outsourcing partners upon whom we rely could materially adversely impact our business, and consolidated results of operations and financial condition.

1A-13

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

•

a localized catastrophic event that affects the location of one or more of our COLI and/or employer sponsored life insurance customers could cause a significant loss due to the corresponding mortality claims; and

•

another terrorist attack in the United States could have long-term economic impacts that may have severe negative effects on our investment portfolio and disrupt our business operations. Any continuous and heightened threat of terrorist attacks could also result in increased costs of reinsurance.

1A-14

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

AllianceBernstein L.P. is a principal subsidiary of AXA Equitable. Consequently, the results of operations and financial condition of AXA Equitable depend in significant part on the performance of AllianceBernstein’s business. For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-15

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2

PROPERTIES

Insurance

AXA Equitable’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends to 2023. At this location, AXA Equitable currently leases approximately 423,174 square feet of space, within which AXA Equitable currently occupies 336,297 square feet and is seeking to sub-let 86,877 square feet. AXA Equitable also has the following significant office space leases: 316,332 square feet in Syracuse, NY, under a lease that expires in 2023, for use as an annuity operations and service center; 244,957 square feet in Jersey City, NJ, under a lease that expires in 2023, for use as general office space; 185,366 square feet in Charlotte, NC, under a lease that expires in 2013, for use as a life insurance operations and service center; and 100,993 square feet in Secaucus, NJ, under a lease that expires in 2018 for use as an annuity operations and service center, within which AXA Equitable occupies 90,331 and is seeking to sub-let 10,662 square feet. Management believes its facilities are adequate for its present needs in all material respects.

Investment Management

AllianceBernstein’s principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, AllianceBernstein currently leases approximately 1,033,984 square feet of space, within which AllianceBernstein currently occupies 865,975 square feet of space and has sub-let (or is seeking to sub-let) 168,009 square feet of space. AllianceBernstein also leases approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2019 with options to extend to 2029. Within AllianceBernstein’s leased space at 135 West 50th Street, AllianceBernstein currently occupies 59,367 square feet of space and has sub-let (or is seeking to sub-let) 252,934 square feet of space. In addition, AllianceBernstein leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031. At this location, AllianceBernstein currently occupies 249,217 square feet of space and has sub-let 13,866 square feet of space. AllianceBernstein also occupies approximately 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029.

AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 18 of Notes to Consolidated Financial Statements for the year ended December 31, 2011 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2011, all of AXA Equitable’s common equity was owned by AXA Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is a wholly owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable’s common equity. In 2011 and 2010, AXA Equitable paid $379 million and $300 million, respectively, in shareholder dividends; no dividends were paid in 2009. For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 19 of Notes to Consolidated Financial Statements.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s audited consolidated financial statements. The consolidated statements of earnings (loss) for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011 and 2010 have been derived from the Company’s audited financial statements included elsewhere herein. The consolidated statements of earnings (loss) for the years ended December 31, 2008 and 2007, and the consolidated balance data at December 31, 2009, 2008 and 2007 have been derived from the Company’s audited financial statements not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Statements of Earnings (Loss) Data:
REVENUES
Universal life and investment-type product policy fee income	$3,312	$3,067	$2,918	$2,952	$2,742
Premiums	533	530	431	759	805
Net investment income (loss):
Investment income (loss) from derivative instruments	2,374	(284)	(3,079)	7,302	87
Other investment income	2,128	2,260	2,099	1,752	2,567

Total net investment income (loss)	4,502	1,976	(980)	9,054	2,654

Investment gains (losses), net:
Total other-than-temporary impairment losses	(36)	(300)	(169)	(286)	(78)
Portion of loss recognized in other comprehensive income (loss)	4	18	6	-	-
Net impairment losses recognized	(32)	(282)	(163)	(286)	(78)
Other investment gains (losses), net	(15)	98	217	(53)	70

Total investment gains (losses), net	(47)	(184)	54	(339)	(8)

Commissions, fees and other income	3,631	3,702	3,385	4,549	5,174
Increase (decrease) in fair value of the reinsurance contract asset	5,941	2,350	(2,566)	1,567	7

Total revenues	17,872	11,441	3,242	18,542	11,374

6-1

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Statements of Earnings (Loss) Data continued:
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$4,360	$3,082	$1,298	$4,702	$1,999
Interest credited to policyholders’ account balances	999	950	1,004	1,065	1,065
Compensation and benefits	2,206	1,953	1,859	1,990	2,453
Commissions	1,195	1,044	1,033	1,437	1,744
Distribution related payments	303	287	234	308	335
Amortization of deferred sales commissions	38	47	55	79	96
Interest expense	106	106	107	52	58
Amortization of deferred policy acquisition costs	4,680	168	115	3,485	1,099
Capitalization of deferred policy acquisition costs	(1,030)	(916)	(975)	(1,394)	(1,719)
Rent expense	250	244	258	247	224
Amortization of other intangible assets	24	23	24	24	23
Other operating costs and expenses	1,406	1,438	1,309	1,161	1,318

Total benefits and other deductions	14,537	8,426	6,321	13,156	8,695

Earnings (loss) from continuing operations, before income taxes	3,335	3,015	(3,079)	5,386	2,679
Income tax (expense) benefit	(1,022)	(707)	1,272	(1,691)	(753)

Earnings (loss) from continuing operations, net of income taxes	2,313	2,308	(1,807)	3,695	1,926
Income (losses) from discontinued operations, net of income taxes	-	-	3	(5)	8
Gains (losses) on disposal of discontinued operations, net of income taxes	-	-	-	6	3

Net earnings (loss)	2,313	2,308	(1,804)	3,696	1,937
Less: net (earnings) loss attributable to the noncontrolling interest	101	(235)	(359)	(470)	(703)

Net Earnings (Loss) Attributable to AXA Equitable	$2,414	$2,073	$(2,163)	$3,226	$1,234

6-2

	December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Balance Sheet Data:
Total investments	$44,943	$39,886	$38,270	$34,732	$38,283
Separate Accounts assets	86,419	92,014	84,016	67,627	96,540
Total Assets	166,016	163,156	149,904	136,266	159,926
Policyholders’ account balances	26,033	24,654	24,107	24,743	25,168
Future policy benefits and other policyholders’ liabilities	21,595	18,965	17,727	17,733	14,305
Short-term and long-term debt	645	425	449	485	734
Loans from affiliates	1,325	1,325	1,325	1,325	325
Separate Accounts liabilities	86,419	92,014	84,016	67,627	96,540
Total liabilities	147,752	146,987	135,774	121,871	147,119
Total AXA Equitable’s equity	15,561	13,051	10,861	11,363	10,185
Noncontrolling interest	2,703	3,118	3,269	3,032	2,622
Total equity	18,264	16,169	14,130	14,395	12,807

6-3

Part II, Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations(“MD&A”) for the Company should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” “Selected Financial Data” and the consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Form 10-K.

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $489.3 billion at December 31, 2011, of which approximately $405.9 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of variable and universal life insurance products, variable and fixed-interest annuity products and asset management and other services principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm. AllianceBernstein earns revenues primarily by charging fees for managing the investment assets of, and providing research to, its clients.

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the capital markets and the economy, generally. Stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes have had an adverse effect on the Company’s business, consolidated results of operations and financial condition. Recent unfavorable events, including among other things, sluggish economic data (such as persistent high unemployment, weak job creation, a depressed real estate market and declining consumer confidence), concerns over the viability of the European Union and its ability to resolve the European sovereign debt crisis and the downgrade by Standard & Poors (“S&P”) of the United States’ debt from AAA to AA+ led to declines and increased volatility in the capital markets during the second half of 2011. These events also renewed fears of a double dip recession and may further disrupt economic activity and the recovery in the United States and elsewhere. In addition, recent actions by the United States Federal Reserve including, but not limited to, its decision to keep the federal funds rate exceptionally low through 2014 contributed to the decline of long-term interest rates during 2011. As a result of these events, the S&P 500 ranged from a low of 1,099 to a high of 1,364, ultimately ending the year at 1,258 on December 31, 2011, with a total return of 2.1% during 2011 and the ten year U.S. Treasury yield ranged from a low of 1.7% (the lowest in five decades) to a high of 3.7% during 2011, ultimately ending the year at 1.9% on December 31, 2011.

The Company’s business, consolidated results of operations and financial condition have been negatively impacted and may continue to be negatively impacted by the sluggish economic conditions, equity market declines and volatility, interest rate fluctuations and the prolonged period of low interest rates. Some of the more significant effects include, but are not limited to the following:

•

the increases in the consolidated net earnings of the Company and the Insurance segment were largely due to the substantial increases in 2011 in the fair values of derivative instruments used to hedge the variable annuity products with GMDB, GMIB and GWBL features (the “VA Guarantee Features”) that are reported at fair value.

7-1

Under U.S. GAAP, reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly lower than that being reported. For additional information, see “Accounting For Variable Annuity Guarantee Features” below.

•

the amount of benefits potentially payable by the Company under VA Guarantee Features offered in certain products, particularly the Accumulator® series of variable annuity products, has increased substantially, while the U.S. GAAP reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. Additionally, the Company’s risk management program, which principally utilizes reinsurance and hedging, mitigated, but did not fully offset, the economic effect of these potential benefit increases.

•	the declines in Separate Accounts balances have reduced the fee income being earned on such accounts.

•

AllianceBernstein’s assets under management, consolidated results of operations, the value of the Company’s investment in AllianceBernstein, and the level of distributions paid by AllianceBernstein to the Company have all declined.

As part of the Company’s continuing efforts to mitigate the impacts of the volatile conditions in the capital markets on its business, the Company has modified its product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. The Company has made solid progress in executing this strategy over the past few years, as the Company has introduced several new life insurance and annuity products to the marketplace which have been well received. Additionally, in 2012 as part of the Company’s continuing efforts to manage the risks associated with the in-force variable annuity business with guarantee features, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009.

Despite the challenging economic environment, the Company’s overall life insurance and annuity sales improved in 2011 as compared to 2010. In 2011, annuities’ first year premiums and deposits by the Company increased by $344 million or 8% from 2010, primarily due to increased premiums and deposits from recently introduced variable annuity products. The Company’s first year life insurance premiums and deposits in 2011 increased by $72 million or 18% from 2010, primarily due to increased sales of the Company’s recently introduced indexed universal life insurance product.

At AllianceBernstein, total assets under management (“AUM”) as of December 31, 2011 were $405.9 billion, down $72.1 billion, or 15.1%, compared to December 31, 2010. During 2011, AUM decreased as a result of net outflows of $62.5 billion (primarily in the Institutions channel), and by market depreciation of $11.0 billion partially offset by an increase of $1.4 billion related to an acquisition.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs.    Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic

7-2

protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in 2011 when the Company recognized approximately $1.8 billion of income on free standing derivatives and $5.9 billion of income on the change in fair value of GMIB reinsurance asset which more than offset the $2.3 billion increase in reserves for the VA Guarantee Features. Consequently, the additional impact of the recent market declines on future claims exposure negatively impacts expected future period results, which, under the U.S. GAAP GMDB and GMIB reserving methodology, is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $4.0 billion of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits.

•

GMIB reinsurance contracts.    GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in 2011, particularly during periods in which equity markets and/or interest rates change significantly as in 2011.

As referred to in the preceding paragraphs, decreasing interest rates and significant declines in equity markets, during 2011, contributed to earnings volatility. In 2010, the recovery of the equity markets along with the decrease in long-term interest rates and the change in actuarial assumptions, as described below, contributed to the increase in the fair value of reinsurance contracts, which are accounted for as derivatives, and to lower investment loss from derivative instruments. These increases to 2010 earnings were only partially offset by the increase in U.S. GAAP reserves during 2010. For 2009, the consolidated net loss and loss from continuing operations were largely due to the increases in equity and long-term interest rate markets resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves. The table below shows, for 2011, 2010 and 2009, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2011	2010	2009
	(In Millions)
Income (loss) on free-standing derivatives(1)	$1,750	$(245)	$(2,148)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	5,941	2,350	(2,566)
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(2,333)	(922)	533

Total	$5,358	$1,183	$(4,181)

(1)	Reported in Net investment (loss) income in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) increase in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

Reinsurance ceded – AXA Bermuda.    The Company has implemented capital management actions to mitigate statutory reserve strain for GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Bermuda. AXA Bermuda also reinsures a 90%

7-3

quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For AXA Equitable, these reinsurance transactions currently provide statutory capital relief and mitigate the volatility of capital requirements.

The Company receives statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($8.8 billion at December 31, 2011) and/or letters of credit ($1.9 billion at December 31, 2011). AXA Bermuda intends to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

2011 and 2010 Assumption Changes.    In 2011, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. Also reflected in the models which project future claims were refined assumptions for long-term lapse rates. In 2010, included in the models which project future claims were refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates. These changes resulted in a net increase to the GMDB and GMIB reserves, an increase to the GMIB reinsurance asset and lower baseline DAC amortization. The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings of approximately $564 million in 2011 and $2.1 billion in 2010.

CRITICAL ACCOUNTING ESTIMATES

Application of Critical Accounting Estimates

The Company’s MD&A is based upon its consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the application of accounting policies that often involve a significant degree of judgment, requiring management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management, on an ongoing basis, reviews and evaluates the estimates and assumptions used in the preparation of the consolidated financial statements, including those related to investments, recognition of insurance income and related expenses, DAC, future policy benefits, recognition of Investment Management revenues and related expenses and benefit plan costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the consolidated results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates, assumptions and judgments:

•	Insurance Revenue Recognition
•	Insurance Reserves and Policyholder Benefits
•	DAC
•	Goodwill and Other Intangible Assets
•	Investment Management Revenue Recognition and Related Expenses
•	Share-based and Other Compensation Programs
•	Pension Plans

7-4

•	Investments – Impairments and Fair Value Measurements
•	Income Taxes

Insurance Revenue Recognition

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

Insurance Reserves and Policyholder Benefits

Participating Traditional Life Insurance Policies

For participating traditional life policies, substantially all of which are in the Closed Block, future policy benefit liabilities are calculated using a net level premium method accrued as a level proportion of the premium paid by the policyholder. The net level premium method reflects actuarial assumptions equal to guaranteed mortality and dividend fund interest rates. The liability for annual dividends represents the accrual of the annual dividends earned. Terminal dividends are accrued in proportion to gross margins over the life of the contract. Gains and losses related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

Non-participating Traditional Life Policies

The future policy benefit reserves for non-participating traditional life insurance policies relate primarily to non-participating term life products and are calculated using a net level premium method equal to the present value of expected future benefits plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using actuarial assumptions as to mortality, persistency and interest established at policy issue. Reserve assumptions established at policy issue reflect best estimate assumptions based on the Company’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Mortality assumptions are reviewed annually and are generally based on the Company’s historical experience or standard industry tables, as applicable; expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and interest rate assumptions are based on current and expected net investment returns.

7-5

Universal Life and Investment-type Contracts

Policyholders’ account balances for universal life and investment-type contracts represent an accumulation of gross premium payments plus credited interest, including interest linked to market indices for certain products, less expense and mortality charges and withdrawals.

The Company issues or has issued certain variable annuity products with GMDB, GMIB and GWBL features. The GMDB feature provides that in the event of an insured’s death, the beneficiary will receive the higher of the current contract account balance or another amount defined in the contract. The GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates applied to a guaranteed minimum income benefit base. The GWBL feature allows policyholders to make annual withdrawals for life, the percentage for which is set at the age at first withdrawal.

Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates and amounts of withdrawals, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions related to contractholder behavior and mortality are updated when a material change in behavior or mortality experience is observed in an interim period.

GWBL features are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The determination of the fair value for the GWBL features is based upon models involving numerous estimates and subjective judgments.

Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves

The future rate of return assumptions used in establishing reserves for GMDB and GMIB features regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “—DAC”.

The GMDB/GMIB reserve balance before reinsurance ceded was $5.0 billion at December 31, 2011. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

7-6

GMDB/GMIB Reserves

Sensitivity - Rate of Return

December 31, 2011

Increase/(Reduction) in GMDB/GMIB Reserves
(In Millions)
100 BP decrease in future rate of return	$905
100 BP increase in future rate of return	(702)

Traditional Annuities

The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 2.12% to 10.70%. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

Reinsurance

For reinsurance contracts other than those covering GMIB exposure, reinsurance recoverable balances are calculated using methodologies and assumptions that are consistent with those used to calculate the direct liabilities. GMIB reinsurance contracts are used to cede affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts, therefore, will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts.

Health

Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

DAC

Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, including commissions, underwriting, agency and policy issue expenses, are deferred. Depending on the type of contract, DAC is amortized over the expected total life of the contract group, based on the Company’s estimates of the level and timing of gross margins, gross profits or assessments, or anticipated premiums. In calculating DAC amortization, we are required to make assumptions about investment results including hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges that impact the estimates of the level and timing of estimated gross profits or assessments, margins and anticipated future experience. DAC is subject to loss recognition testing at the end of each accounting period. Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products would be recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing. In

7-7

second quarter 2011, the DAC amortization method was changed to one based on estimated account balances for all issue years for the Accumulator® products due to the continued volatility of margins and the continued emergence of periods of negative margins.

Participating Traditional Life Policies

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.

At December 31, 2011, the average rate of assumed investment yields, excluding policy loans, for the Company was 5.5% grading to 5.0% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated comprehensive income (loss) in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

Non-participating Traditional Life Insurance Policies

DAC associated with non-participating traditional life policies is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy.

Universal Life and Investment-type Contracts

DAC associated with universal life products and investment-type products, other than Accumulator® products is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

Quarterly adjustments to the DAC balance are made for current period experience and market performance related adjustments, and the impact of reviews of estimated total gross profits. The quarterly adjustments for current period experience reflect the impact of differences between actual and previously estimated expected gross profits for a given period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, cumulative adjustment to all previous periods’ costs is recognized.

During each accounting period, the DAC balances are evaluated and adjusted with a corresponding charge or credit to current period earnings for the effects of the Company’s actual gross profits and changes in the assumptions regarding estimated future gross profits. A decrease in expected gross profits or assessments would accelerate DAC amortization.

7-8

Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

For the variable and universal life policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used. Mortality assumptions represent the Company’s expected claims experience over the life of these policies and are based on a long-term average of actual company experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization. Generally, life mortality experience has been improving in recent years. However, changes to the mortality assumptions in future periods could have a significant adverse or favorable effect on the results of operations.

Premium Deficiency Reserves and Loss Recognition Tests

After the initial establishment of reserves, premium deficiency and loss recognition tests are performed using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings.

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and universal life policies DAC balance was $3.3 billion at December 31, 2011. The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity - Mortality

December 31, 2011

Increase/(Reduction) in DAC
(In Millions)
Decrease in future mortality by 1%	$37
Increase in future mortality by 1%	(36)

Sensitivity of DAC to Changes in Future Rate of Return Assumptions

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to

7-9

maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.73% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.73% net of product weighted average Separate Account fees) and 0.0% (-2.7% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2011, current projections of future average gross market returns assume a 0.0% annualized return for the next quarter, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in six quarters.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

The variable annuity contracts DAC balance was $454 million at December 31, 2011. The following table provides an example of the sensitivity of that DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity - Rate of Return

December 31, 2011

Increase/(Reduction) in DAC
(In Millions)
Decrease in future rate of return by 1%	$(267)
Increase in future rate of return by 1%	304

Goodwill and Other Intangible Assets

Goodwill recognized in the Company’s consolidated balance sheet at December 31, 2011 was $3.5 billion, solely related to the Investment Management segment and arising primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units. The Company tests goodwill for recoverability on an annual basis as of December 31 each year and at interim periods if events occur or circumstances change that would indicate the potential for impairment. The test requires a comparison of the fair value of the Investment Management segment to its carrying amount, including goodwill. If this comparison results in a shortfall of fair value, the impairment loss would be calculated as the excess of recorded goodwill over its implied fair value, the latter measure requiring application of business combination purchase accounting guidance to determine the fair value of all individual assets and liabilities of the reporting unit. Any impairment loss would reduce the recorded amount of goodwill with a corresponding charge to earnings.

The remaining useful lives of intangible assets being amortized are evaluated each period to determine whether events and circumstances warrant their revision. All intangible assets are periodically reviewed for impairment if events or circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any, to be charged to earnings with a corresponding reduction of the carrying value of the intangible asset.

Investment Management

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its Investment Management reporting unit for purpose of goodwill impairment testing. Market transactions and metrics, including the

7-10

market capitalization of AllianceBernstein and implied pricing of comparable companies, are used to corroborate the resulting fair value measure. Cash flow projections used by the Company in the discounted cash flow valuation technique are based on AllianceBernstein’s current four-year business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows, and a declining annual growth rate thereafter. The resulting present value amount, net of noncontrolling interest, is tax-effected to reflect taxes incurred at the Company level.

Key assumptions and judgments applied by management in the context of the Company’s goodwill impairment testing are particularly sensitive to equity market levels, including AllianceBernstein’s assets under management, revenues and profitability. Other risks to which the business of AllianceBernstein is subject, including, but not limited to, retention of investment management contracts, selling and distribution agreements, and existing relationships with clients and various financial intermediaries, could negatively impact future cash flow projections used in the discounted cash flow technique. Significant or prolonged weakness in the financial markets and the economy generally would adversely impact the goodwill impairment testing for the Company’s Investment Management reporting unit. Similarly, significant or prolonged downward pressure on the market capitalization of AllianceBernstein relative to its carrying value likely would increase the frequency of goodwill impairment testing by AXA Equitable for its Investment Management reporting unit.

AllianceBernstein annually tests its goodwill for recoverability at September 30 using both an income approach and a market approach to measure its fair value. The income approach used by AllianceBernstein is a discounted cash flow valuation technique substantially similar to that applied by the Company to assess the recoverability of goodwill related to its Investment Management reporting unit. Under the market approach, the fair value of AllianceBernstein is based on the current trading price of a Holding unit as adjusted for consideration of market metrics, such as control premiums for relevant recent acquisitions.

Intangible assets related to the Investment Management segment principally relate to the Bernstein Acquisition and purchases of AllianceBernstein Units and include values assigned to investment management contracts acquired based on their estimated fair values at the time of purchase, less accumulated amortization generally recognized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of these intangible assets were $561 million and $336 million, respectively, at December 31, 2011 and $559 million and $313 million, respectively, at December 31, 2010. Amortization expense related to these intangible assets totaled $23 million, $24 million and $24 million for the years ended December 31, 2011, 2010 and 2009, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $22 million.

Investment Management Revenue Recognition and Related Expenses

The Investment Management segment’s revenues are largely dependent on the total value and composition of AUM. The most significant factors that could affect this segment’s results include, but are not limited to, the performance of the financial markets and the investment performance and composition of sponsored investment products and separately managed accounts.

Investment advisory and services fees, generally calculated as a percentage of AUM are recorded as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee. Performance fees are calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as revenue at the end of the specified period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the segment’s revenues and earnings.

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

7-11

upon redemption of their shares. The recoverability of these commissions is estimated based on management’s assessment of these future revenue flows.

Pension Plans

The Company (other than AllianceBernstein) sponsors qualified defined benefit plans covering substantially all employees (including certain qualified part-time employees), managers and financial professionals. These pension plans are non-contributory and their benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plans. AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein benefits are based on years of credited service and average final base salary. The Company uses a December 31 measurement date for its pension plans.

For 2011, 2010 and 2009, respectively, the Company recognized net periodic cost of $188 million, $189 million and $145 million related to its qualified pension plans. Each component of net periodic pension benefits cost is based on the Company’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs. Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by the Company to measure its pension benefits obligations reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under the Company’s pension benefits plans are discounted using a published high-quality bond yield curve. A discount rate assumption of 4.25% was used by the Company to measure each of these benefits obligations at December 31, 2011 and to estimate 2012 net periodic cost. A rate of 5.25% was used to measure each of these benefits obligations at December 31, 2010 and to estimate 2011 net periodic cost. A 100 BP change in the discount rate assumption would have impacted the Company’s 2011 net periodic cost as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Net Periodic Pension Cost

Sensitivity - Discount Rate

Year Ended December 31, 2011

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)
100 BP increase in discount rate	$(13)
100 BP decrease in discount rate	15

Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of the Company and are designed with a long-term investment horizon. Since January 2009, the asset allocation strategy of the qualified defined benefit pension plans has targeted 30%-40% in equities, 50%-60% in high quality bonds, and 0%-15% in equity real estate and other investments. Certain qualified pension plans of the Company have developed hedging strategies to lessen downside equity risk. In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans. At January 1, 2011, the beginning of the 2011 measurement year, the fair value of the Company plan assets was $1.5 billion. Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the

7-12

6.75% expected long-term rate of return assumption would have impacted the Company’s net periodic cost for 2011 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.

Net Periodic Pension Cost

Sensitivity - Rate of Return

Year Ended December 31, 2011

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)
100 BP increase in expected rate of return	$(17)
100 BP decrease in expected rate of return	17

Note 12 of Notes to Consolidated Financial Statements, included elsewhere herein, describes the respective funding policies of the Company (excluding AllianceBernstein) and of AllianceBernstein to their qualified pension plans, including amounts expected to be contributed for 2012. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions, and assumptions used for actuarial computations of the plans’ obligations and assets.

Share-based Compensation Programs

As further described in Note 13 of Notes to Consolidated Financial Statements, included elsewhere herein, AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and associates of the Company and its subsidiaries. AllianceBernstein also sponsors its own compensatory unit award programs and option plans. For 2011, 2010, and 2009, respectively, the Company recognized compensation costs of $416 million, $199 million and $78 million for share-based payment arrangements. Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred. The Company uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends. These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

Investments – Impairments and Valuation Allowances and Fair Value Measurements

The Company’s investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities, and derivative financial instruments, including swaps, forwards, futures, and option contracts, used to manage various risks relating to its business operations. In applying the Company’s accounting policies with respect to these investments, estimates, assumptions, and judgments are required about matters that are inherently uncertain, particularly in the identification and recognition of other-than-temporary-impairments (“OTTI”), determination of the valuation allowance for losses on mortgage loans, and measurements of fair value.

Impairments and Valuation Allowances

The assessment of whether OTTIs have occurred is performed quarterly by the Company’s IUS Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity and equity security that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more; (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months;

7-13

and (iii) equity securities for which fair value has declined and remained below cost by 20% or greater or remained below cost for a period of 6 months or greater. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.

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

Mortgage loans also are reviewed quarterly by the IUS Committee for impairment on a loan-by-loan basis, including an assessment of related collateral value. Commercial mortgages 60 days or more past due and agricultural mortgages 90 days or more past due, as well as all mortgages in the process of foreclosure, are identified as problem mortgages. Based on its monthly monitoring of mortgages, a class of potential problem mortgages also is identified, consisting of mortgage loans not currently classified as problems but for which management has doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing mortgage loan as a potential problem involves significant subjective judgments by management as to likely future industry conditions and developments with respect to the borrower or the individual mortgaged property.

For problem mortgage loans a valuation allowance is established to provide for the risk of credit losses inherent in the lending process. The allowance includes loan specific reserves for loans determined to be non-performing as a result of the loan review process. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion of the loss allowance is based on the Company’s assessment as to ultimate collectability of loan principal and interest. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The valuation allowance for mortgage loans can increase or decrease from period to period based on such factors.

Fair Value Measurements

Investments reported at fair value in the consolidated balance sheets of the Company include fixed maturity and equity securities classified as available-for-sale, trading securities, and certain other invested assets, such as freestanding derivatives. In addition, reinsurance contracts covering GMIB exposure and the GWBL feature in certain variable annuity products issued by the Company are considered embedded derivatives and reported at fair value.

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, the Company estimates fair value based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Substantially the same approach is

7-14

used by the Company to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.

As required by the accounting guidance, the Company categorizes its assets and liabilities measured at fair value into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique, giving the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For additional information regarding the key estimates and assumptions surrounding the determinations of fair value measurements, see Note 7 to the Consolidated Financial Statements – Fair Value Disclosures.

Income Taxes

Income taxes represent the net amount of income taxes that the Company expects to pay to or receive from various taxing jurisdictions in connection with its operations. The Company provides for Federal and state income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred tax assets will not be realized. Management considers all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The Company’s accounting for income taxes represents management’s best estimate of the tax consequences of various events and transactions.

Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities, and in evaluating the Company’s tax positions including evaluating uncertainties under the guidance for Accounting for Uncertainty in Income taxes. Under the guidance, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Tax positions are then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

The Company’s tax positions are reviewed quarterly and the balances are adjusted as new information becomes available.

7-15

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings narratives that follow discuss the results for 2011 compared to 2010’s results, followed by the results for 2010 compared to 2009’s results. For additional information, see “Accounting for VA Guarantee Features” at page 7-2.

AXA Equitable

Consolidated Results of Operations

	2011	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,312	$3,067	$2,918
Premiums	533	530	431
Net investment income (loss):
Investment income (loss) from derivative instruments	2,374	(284)	(3,079)
Other investment income (loss)	2,128	2,260	2,099

Total net investment income (loss)	4,502	1,976	(980)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(36)	(300)	(169)
Portion of loss recognized in other comprehensive income	4	18	6

Net impairment losses recognized	(32)	(282)	(163)
Other investment gains (losses), net	(15)	98	217

Total investment gains (losses), net	(47)	(184)	54
Commissions, fees and other income	3,631	3,702	3,385
Increase (decrease) in the fair value of the reinsurance contract asset	5,941	2,350	(2,566)

Total revenues	17,872	11,441	3,242

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,360	3,082	1,298
Interest credited to policyholders’ account balances	999	950	1,004
Compensation and benefits	2,206	1,953	1,859
Commissions	1,195	1,044	1,033
Distribution related payments	303	287	234
Amortization of deferred sales commission	38	47	55
Interest expense	106	106	107
Amortization of deferred policy acquisition costs	4,680	168	115
Capitalization of deferred policy acquisition costs	(1,030)	(916)	(975)
Rent expense	250	244	258
Amortization of other intangible assets	24	23	24
Other operating costs and expenses	1,406	1,438	1,309

Total benefits and other deductions	14,537	8,426	6,321

Earnings (loss) from continuing operations before income taxes	3,335	3,015	(3,079)
Income tax (expense) benefit	(1,022)	(707)	1,272

Earnings (loss) from continuing operations, net of income taxes	2,313	2,308	(1,807)
Earnings (loss) from discontinued operations, net of income taxes	-	-	3

Net earnings (loss)	2,313	2,308	(1,804)
Less: net (earnings) loss attributable to the noncontrolling interest	101	(235)	(359)

Net Earnings (Loss) Attributable to AXA Equitable	$2,414	$2,073	$(2,163)

7-16

Year ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net earnings attributable to the Company for 2011 were $2.4 billion, an increase of $341 million from the $2.1 billion of net earnings attributable to the Company for 2010. The increase is attributable to an increase in fair value of reinsurance contracts, higher investment income from derivative instruments and lower impairment losses on fixed maturities partially offset by increases in DAC amortization, higher policyholders’ benefits, higher compensation and benefits and higher commission expenses.

Net loss attributable to the noncontrolling interest was $101 million in 2011 as compared to earnings of $235 million for 2010. The decrease was principally due to losses from AllianceBernstein in 2011 compared to earnings in 2010.

Net earnings inclusive of earnings attributable to noncontrolling interest were $2.3 billion in 2011, an increase of $5 million from the $2.3 billion reported for 2010. The Insurance segment’s net earnings in 2011 were $2.4 billion, an increase of $595 million from $1.9 billion in net earnings in 2010, while the net losses for the Investment Management segment totaled $35 million, a $254 million decrease from the $219 million in net earnings in 2010. There were no results from discontinued operations in 2011 and 2010.

Income tax expense in 2011 was $1.0 billion compared to $707 million in 2010. The increase in income tax expense was primarily due to the increase in pre-tax earnings in the Insurance segment. The income tax expense in the Insurance segment in 2011 was reduced by an $84 million tax benefit related to the completion of the 2004 and 2005 IRS audit and in 2010, the income tax expense in the Insurance segment was reduced by $99 million related to the settlement with the Appeals Office of the IRS of issues for the 1997–2003 tax years. The income tax expense in 2010 was also impacted by a tax benefit of $135 million in first quarter 2010 related to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”). As a limited liability company, ACMC’s income is subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation. ACMC’s principal asset is its holdings of AllianceBernstein Units. There will continue to be a reduction of related taxes in future periods, but to a far lesser degree. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes were $3.3 billion in 2011, an increase of $320 million from the $3.0 billion in pre-tax earnings in 2010. The Insurance segment’s earnings from continuing operations totaled $3.5 billion in 2011, $882 million higher than 2010’s earnings of $2.6 billion; the increase was primarily due to an increase in the fair value of the reinsurance contract asset, higher investment income from derivative instruments, lower impairments on fixed maturities and lower compensation and benefit expenses partially offset by higher DAC amortization, higher policyholders’ benefits and higher commission expenses. The Investment Management segment’s losses from continuing operations were $164 million in 2011, a decrease of $564 million from earnings of $400 million in 2010, principally due to higher compensation and benefits, lower investment advisory and service fees and by lower net investment income (loss) in 2011 as compared to 2010 partially offset by lower real estate charges and higher Bernstein research services and distribution revenues.

Total revenues were $17.9 billion in 2011, an increase of $6.5 billion from the $11.4 billion reported in 2010. The Insurance segment reported a $6.6 billion increase in its revenues while the Investment Management segment had a decrease of $209 million. The increase of Insurance segment revenues to $15.1 billion in 2011 as compared to $8.5 billion in 2010 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $5.9 billion as compared to $2.4 billion in 2010, $2.4 billion of investment income from derivatives as compared to losses from derivatives of $269 million in 2010 and $245 million higher policy fee income. The Investment Management segment’s $2.8 billion in revenues in 2011 as compared to $3.0 billion in 2010 primarily was due to a $136 million decrease in investment advisory and services fees and $60 million higher net investment losses partially offset by a $13 million increase in distribution revenues and a $6 million increase in Bernstein research revenues.

Total benefits and expenses were $14.5 billion in 2011, an increase of $6.1 billion from the $8.4 billion total for 2010. The Insurance segment’s total benefits and expenses were $11.6 billion, an increase of $5.7 billion from the 2010 total of $5.9

7-17

billion. The Investment Management segment’s total expenses for 2011 were $2.9 billion, $355 million higher than the $2.6 billion in expenses in 2010. The Insurance segment’s increase was principally due to DAC amortization of $4.7 billion in 2011 as compared to DAC amortization of $168 million in 2010, a $1.3 billion increase in policyholders’ benefits, a $151 million increase in commissions and a $16 million increase in other operating costs and expenses (including a $55 million charge for severance costs) partially offset by a $114 million increase in DAC capitalization and a $144 million reduction in compensation and benefits. The increase in expenses for the Investment Management segment was principally due to $398 million higher compensation and benefits at AllianceBernstein (including a $472 million charge related to the immediate expense recognition of all unamortized deferred compensation awards related to prior years) partially offset by a $95 million decrease in real estate charges.

Year ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net earnings attributable to the Company for 2010 were $2.1 billion, an increase of $4.3 billion from the $2.2 billion net loss attributable to the Company for 2009. The increase is attributable to an increase in fair value of reinsurance contracts, lower losses from derivative instruments and higher investment advisory and service fees and distribution revenues partially offset by higher income tax expense, higher policyholders’ benefits, higher impairment losses on fixed maturities and lower gains from sales on fixed maturities.

Net earnings attributable to the noncontrolling interest were $235 million in 2010 as compared to $359 million for 2009. The decrease was principally due to lower earnings from AllianceBernstein and lower noncontrolling interest ownership percentage in 2010 compared to 2009.

Net earnings inclusive of earnings attributable to noncontrolling interest were $2.3 billion in 2010, an increase of $4.1 billion from the $1.8 billion loss reported for 2009. The Insurance segment’s net earnings in 2010 were $1.9 billion, an increase of $4.1 billion from the $2.3 billion of net losses in 2009, while the net earnings for the Investment Management segment totaled $452 million, a $30 million decrease from the $482 million in net earnings in 2009. Earnings from discontinued operations totaled $3 million in 2009.

The income tax expense totaled $707 million in 2010 as compared to the $1.3 billion of tax benefit in 2009. The change was primarily due to the change in pre-tax results of the Insurance segment from a loss in 2009 to earnings in 2010, partially offset by the $99 million tax benefit related to the settlement of the tax audits for fiscal years 1997 through 2003. The income tax expense in 2010 was impacted by a tax benefit of $135 million in first quarter 2010 related to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC. As a limited liability company, ACMC’s income is subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation. ACMC’s principal asset is its holdings of AllianceBernstein Units. There will continue to be a reduction of related taxes in future periods, but to a far lesser degree. The tax benefit for 2009 was greater than the expected tax benefit primarily due to non-taxable investment income and the Separate Account dividends received deduction.

Earnings from continuing operations before income taxes in 2010 was $3.0 billion, an increase of $6.1 billion from the $3.1 billion in pre-tax loss in 2009. The increase principally resulted from the $6.3 billion increase in the Insurance segment, from a loss of $3.7 billion in 2009 to earnings of $2.6 billion in 2010. The Insurance segment’s pre-tax loss from continuing operations was primarily due to the improvement in net investment income (loss), including lower losses from derivative instruments and an increase rather than a decrease in the fair value of the reinsurance contract asset, partially offset by higher policyholders’ benefits and higher DAC amortization. Partially offsetting this increase was the $188 million decrease in earnings by the Investment Management segment, $400 million in 2010 as compared to $588 million in 2009, as higher investment advisory and services fees and distribution revenues were more than offset by lower investment results, higher distribution plan payments and higher compensation and benefits at AllianceBernstein in 2010 as compared to 2009. Additionally, in the latter half of 2010, a pre-tax real estate charge of $90 million was recorded as the result of a

7-18

comprehensive review of real estate requirements in New York in connection with AllianceBernstein’s 2008 workforce reductions.

Total revenues increased $8.2 billion to $11.4 billion in 2010 from $3.2 billion in 2009 due to revenue increases of $8.2 billion in the Insurance segment and $18 million for the Investment Management segment. The 2010 increase in the Insurance segment principally resulted from the $4.9 billion change in the fair value of the reinsurance contract asset (an increase of $2.3 billion in 2010 as compared to a $2.6 billion decrease in 2009) and lower net investment loss from derivative instruments of $2.8 billion ($284 million in 2010 as compared to $3.1 billion in 2009). The $135 million increase in investment advisory and services fees and the $32 million increase in distribution revenues were partially offset by $147 million decrease in investment income ($2 million in 2010 as compared to $149 million in 2009) and $30 million lower investment gains, resulting in the $18 million increase in the Investment Management segment’s revenues.

Total benefits and other deductions were $8.4 billion in 2010, a $2.1 billion increase as compared to $6.3 billion in 2009, with increases for the Insurance and Investment Management segments of $1.9 billion and $206 million, respectively. The Insurance segment increase to $5.9 billion was primarily due to higher reserves and benefits paid, higher DAC amortization and lower DAC capitalization. The increase to $2.6 billion by the Investment Management segment was principally attributed to increases in other operating expenses, distribution plan payments and compensation and benefits, as well as the above mentioned real estate charge in third quarter 2010, at AllianceBernstein.

7-19

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	2011	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,312	$3,067	$2,918
Premiums	533	530	431
Net investment income (loss):
Investment income (loss) from derivative instruments	2,370	(269)	(3,079)
Other investment income	2,156	2,212	1,932

Total net investment income (loss)	4,526	1,943	(1,147)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(36)	(300)	(169)
Portion of loss recognized in other comprehensive income	4	18	6

Net impairment losses recognized	(32)	(282)	(163)
Other investment gains (losses), net	(10)	75	164

Total investment gains (losses), net	(42)	(207)	1

Commissions, fees and other income	870	828	700
Increase (decrease) in the fair value of the reinsurance contract asset	5,941	2,350	(2,566)

Total revenues	15,140	8,511	337

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,360	3,082	1,298
Interest credited to policyholders’ account balances	999	950	1,004
Compensation and benefits	402	546	519
Commissions	1,195	1,044	1,033
Amortization of deferred policy acquisition costs	4,680	168	115
Capitalization of deferred policy acquisition costs	(1,030)	(916)	(975)
Rent expense	61	61	64
Interest expense	105	106	106
All other operating costs and expenses	873	857	838

Total benefits and other deductions	11,645	5,898	4,002

Earnings (Loss) from Continuing Operations, Before Income Taxes	$3,495	$2,613	$(3,665)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 – Insurance

Revenues

In 2011, the Insurance segment’s revenues increased $6.6 billion to $15.1 billion from $8.5 billion in 2010. The increase was principally due to an increase in the fair value of reinsurance contracts accounted for as derivatives of $5.9 billion as compared to $2.4 billion in 2010, $2.4 billion investment income from derivatives as compared to a loss of $269 million in

7-20

2010, $245 million higher policy fee income and $32 million of impairment losses in 2011 as compared to $282 million in impairment losses in 2010.

Policy fee income totaled $3.3 billion in 2011, $245 million higher than the $3.1 billion in 2010. This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation and a decrease in the initial fee liability resulting from the projection of lower future costs of insurance charges (more than offset in DAC amortization).

Net investment income (loss) increased $2.6 billion to $4.5 billion of income in 2011 from $1.9 billion in 2010. The increase resulted from the $2.6 billion increase in investment income from derivative instruments offset by the $56 million decrease in other investment income. The Insurance segment reported $2.4 billion of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $269 million in 2010 driven by improvements in equity markets offset by the impact of lower interest rates. Other investment income decreased $56 million to $2.2 billion in 2011 primarily due to the decrease of $61 million of investment income from fixed maturities due to lower yields from the portfolio.

Investment losses, net totaled $42 million in 2011, as compared to losses of $207 million in 2010. The Insurance segment’s net losses in 2011 was due to the $32 million of writedowns on fixed maturities in 2011 as compared to $282 million in 2010 (substantially all of which related to CMBS securities) partially offset by $3 million of gains from the sale of General Account fixed maturities, down from $82 million in the year earlier period. In addition, there were $22 million in additions to valuation allowances on mortgage loans in 2011 as compared to $18 million in 2010.

Commissions, fees and other income increased $42 million to $870 million in 2011 from $828 million in 2010. The Insurance segment’s increase was principally due to $44 million higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base primarily due to market appreciation.

In 2011, there was a $5.9 billion increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Bermuda, an affiliate), which are accounted for as derivatives, as compared to the $2.4 billion increase in their fair value in 2010; both periods’ changes reflected existing capital market conditions.

Benefits and Other Deductions

In 2011, total benefits and other deductions increased $5.7 billion to $11.6 billion from $5.9 billion in 2010 principally due to the Insurance segment’s reported increase of $4.5 billion in DAC amortization, the $1.3 billion increase in policyholders’ benefits and the $151 million higher commission expenses partially offset by the $144 million decline in compensation and benefits expense.

Policyholders’ benefits increased $1.3 billion to $4.4 billion in 2011 from $3.1 billion in 2010. The increase was primarily due to the $1.3 billion increase in the GMDB/GMIB reserves ($2.2 billion in 2011 as compared to $917 million in 2010), the $120 million increase in the GWBL reserve ($126 million increase in 2011 as compared to the $6 million increase in 2010 due to market changes) and a $70 million charge for unreported death claims partially offset by the $63 million decrease to $1.8 billion in benefits paid in 2011. In 2011, expectations of long-term surrender rates for variable annuities with GMDB/GMIB guarantees were lowered at certain policy durations based upon emerging experience. In 2010, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates resulted in an increase in the GMDB/GMIB reserves. In 2011 and 2010, these changes resulted in an increase to the GMDB and GMIB reserves of $297 million and $1.0 billion, respectively.

In 2011, interest credited to policyholders’ account balances totaled $999 million, an increase of $49 million from the $950 million reported in 2010 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $144 million to $402 million in 2011 from $546 million in 2010. The compensation and benefits decrease for the Insurance segment was principally due to an $87 million decrease in salary

7-21

expense (including $17 million related to agent compensation and $12 million lower incentive compensation), a $30 million decrease in employee benefit costs (including $38 million related to the elimination of certain retiree medical and retiree life benefits) and a $28 million decrease in share-based and other compensation programs.

In 2011, commissions totaled $1.2 billion; an increase of $151 million from $1.0 billion in 2010 principally due to higher asset based compensation reflecting higher asset values and increased variable annuity and universal life product sales.

DAC amortization was $4.7 billion in 2011, an increase of $4.5 billion from $168 million of amortization in 2010. In 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $4.0 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits. In addition, in 2011 and 2010, respectively, updated lapse assumptions related to the Accumulator® product decreased DAC amortization by $371 million and $195 million. In 2011, DAC amortization on variable and interest-sensitive life products was reduced due to a favorable change in expected mortality margins and higher future margins in later policy years, partially offset by lower projected cost of insurance charges in variable and interest sensitive life products (partially offset in the initial fee liability). In addition, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, for products other than Accumulator®, as well as future general account earned rate assumptions, decreased amortization by $136 million in 2011 and increased amortization by $26 million in 2010.

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC. Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products would be recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing. In second quarter 2011, the DAC amortization method was changed to one based on estimated account balances for all issue years for the Accumulator® products due to continued volatility of margins and the continued emergence of periods of negative margins.

DAC capitalization totaled $1.0 billion in 2011, an increase of $114 million from the $916 million reported in 2010. The increase was primarily due to a $139 million increase in first year commissions, partially offset by a $25 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $1.4 billion in 2011 and 2010. Increases of $55 million related to severance and lease costs, increases of $13 million in consulting expenses and an increase of $9 million in sub-advisory fees were offset by a $63 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Bermuda.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 - Insurance

Revenues.    In 2010, Insurance segment revenues increased $8.1 billion to $8.5 billion as compared to $337 million in 2009. There was an increase of $4.9 billion in the fair value of the reinsurance contracts ($2.4 billion increase in 2010 as compared to the $2.5 billion decrease in 2009). Net investment loss from derivatives decreased $2.8 billion from $3.0 billion in 2009 to $269 million in 2010. Other investment income increased $280 million in 2010 to $2.2 billion from the $1.9 billion reported in 2009.

7-22

Policy fee income increased $149 million to $3.1 billion in 2010 as compared to $2.9 billion in 2009. This increase resulted from higher fees earned on higher average Separate Account balances due to market appreciation during 2010.

Premiums increased $99 million, $530 million in 2010 as compared to $431 million in 2009, primarily due to a $63 million increase in term life insurance premiums and an $18 million decrease in premiums ceded to AXA Bermuda.

Net investment income totaled $1.9 billion in 2010, an increase of $3.1 billion from the $1.2 billion of net investment loss in 2009. This increase was primarily related to the $2.8 billion lower investment loss from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB features of certain variable annuity contracts ($269 million in 2010 as compared to $3.1 billion in 2009) and driven by improvements in equity markets offset by the impact of lower interest rates. In addition, increases in other investment income included $231 million, $34 million and $14 million, respectively, related to equity income from limited partnerships, fixed maturities and equity real estate.

In 2010, investment losses totaled $207 million as compared to $1 million of investment gains in 2009. The $208 million decrease in the Insurance segment primarily resulted from $119 million higher writedowns on General Account fixed maturities ($282 million in 2010 as compared to $163 million in 2009) and $81 million lower of gains on sales of fixed maturity securities ($82 million in 2010 as compared to $164 million in 2009). The 2010 fixed maturity writedowns included $276 million related to CMBS securities. The 2009 writedowns on fixed maturities included $51 million, $45 million and $24 million of losses related to CIT Groups, Inc., Northern Rock and CMBS securities, respectively.

There was a $128 million increase in commissions, fees and other income from $700 million in 2009 to $828 million in 2010. The change primarily resulted from a $115 million increase in gross investment management and distribution fees from EQAT and VIP Trust due to a higher asset base.

In 2010, there was a $2.4 billion increase in the fair value of the GMIB reinsurance contract asset as compared to a $2.6 billion decrease in their fair value in 2009. The 2010 increase primarily resulted from updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals and dynamic policyholder surrender behavior as well as a decrease in interest rates. The 2009 decrease was primarily driven by the increase in interest rates.

Benefits and Other Deductions

Total benefits and other deductions increased $1.9 billion in 2010 to $5.9 billion from the $4.0 billion in 2009. The increase was principally the result of a $1.8 billion increase in policyholders’ benefits, $59 million lower DAC capitalization and $53 million higher DAC amortization.

Policyholders’ benefits totaled $3.1 billion, an increase of $1.8 billion from $1.3 billion in 2009. The increase was principally due to the $1.2 billion increase in GMDB/GMIB reserves (an increase of $917 million in 2010 as compared to a decrease of $315 million in 2009) primarily as a result of updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates. In addition, there was a $224 million increase related to the GWBL reserve (a $6 million increase in 2010 compared to a decrease of $218 million in 2009), and the $372 million increase in benefits paid and other changes in reserves.

Interest credited to policyholders’ account balances decreased $54 million in 2010 to $950 million primarily due to lower average policyholders’ account balances and lower crediting rates.

Compensation and benefits increased $27 million to $546 in 2010 from $519 million in 2009. This increase was primarily due to a $38 million increase in benefit costs and a $23 million increase in share-based and other compensation programs partially offset by lower salary expenses in 2010.

DAC amortization totaled $168 million in 2010, $53 million higher than $115 million in 2009. In 2010, the DAC amortization reaction to lower hedging losses due to decreasing interest rates was partially offset by the impact of positive

7-23

equity market performance. In 2009, the level of DAC amortization for the Accumulator® products was negative due to reactivity to negative gross profits in 2009 and lower projected future costs of hedging the GMIB feature of the Accumulator® products as higher interest rates reduced the projected hedge levels, though partially offset by updated surrender assumptions for variable life products to reflect emerging deterioration in persistency. In both years, the derivative losses were not fully offset by changes in GMDB and GMIB reserves. For non-Accumulator® products, in both years DAC amortization was positive.

DAC capitalization totaled $916 million, a decrease of $59 million from $975 million in 2009 primarily due to $51 million lower first year commissions and an $8 million decrease in deferrable operating expenses due to lower sales of variable annuity products.

All other operating costs and expenses totaled $857 million in 2010, an increase of $19 million from the $838 million reported in 2009. The 2010 increase was primarily due to a $44 million decrease in the amortization of the reinsurance cost during 2010 ($274 million as compared to $318 million in 2009 related to the reinsurance transaction with AXA Bermuda) partially offset by increased lease and software expenses of $23 million and $10 million, respectively.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic as the global economy and capital markets slowly recover from the significant stress experienced in recent years. Among other things:

•

features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•

the Company, has eliminated and/or limited sales of certain annuity and life insurance products or features, including guarantee features and/or Separate Account investment options. Additionally in 2012, as part of the Company’s continuing efforts to manage the risk associated with the in-force variable annuity business with guarantee features, the Company suspended the acceptance of future contributions into certain Accumulator® contracts issued prior to June 2009.

7-24

The following table lists sales for major insurance product lines and mutual funds for 2011, 2010 and 2009. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	2011	2010	2009
	(In Millions)
Retail:
Annuities
First year	$3,356	$3,064	$3,138
Renewal	2,173	2,233	2,092

	5,529	5,297	5,230
Life(1)
First year	256	255	247
Renewal	1,782	1,965	1,802

	2,038	2,220	2,049
Other(2)
First year	11	10	11
Renewal	228	236	234

	239	246	245

Total retail	7,806	7,763	7,524

Wholesale:
Annuities
First year	1,460	1,408	2,581
Renewal	384	449	309

	1,844	1,857	2,890
Life(1)
First year	224	153	149
Renewal	496	408	341

	720	561	490

Total wholesale	2,564	2,418	3,380

Total Premiums and Deposits	$10,370	$10,181	$10,904

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

2011 Compared to 2010.    Total premiums and deposits for insurance and annuity products for 2011 were $10.4 billion, a $189 million increase from $10.2 billion in 2010 while total first year premiums and deposits increased $417 million to $5.3 billion in 2011 from $4.9 billion in 2010 partially due to sales of recently introduced insurance products. The annuity line’s first year premiums and deposits increased $344 million to $5.3 billion principally due to the $398 million increase in variable annuities’ sales ($307 million in the retail and $91 million in the wholesale channel) partially offset by lower sales of fixed annuity premiums of $54 million. First year premiums and deposits for the life insurance products increased $72 million, primarily due to the $81 million and $7 million respective increase in sales of universal life insurance products in the wholesale and retail channels partially offset by the $14 million and $5 million respective decreases in first year term life insurance sales in the wholesale and retail channels.

2010 Compared to 2009.    Total premiums and deposits for life insurance and annuity products in 2010 were $10.2 billion, a decrease of $722 million from prior year’s level of $10.9 billion, as total first year premiums and deposits decreased

7-25

$1.2 billion to $4.9 billion from $6.1 billion. First year premiums and deposits for annuity products decreased by $1.2 billion to $4.5 billion in 2010 from $5.7 billion in 2009 with lower first year sales of $1.2 billion and $84 million in the wholesale and retail channels, respectively. First year premiums and deposits for the life products increased $13 million to $409 million from $396 million primarily due to $44 million and $5 million higher sales of interest sensitive and traditional life products were offset by $37 million lower sales of the variable life insurance product line.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

				Rates(1)
	2011	2010	2009	2011	2010	2009
	(Dollars in Millions)
Annuities	$6,083	$5,645	$5,029	6.4%	6.4%	6.5%
Variable and interest-sensitive life	943	885	805	5.0%	4.9%	4.7%
Traditional life	249	261	289	3.1%	3.2%	3.5%

Total	$7,275	$6,791	$6,123

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

2011 Compared to 2010.    Surrenders and withdrawals increased $484 million, from $6.8 billion in 2010 to $7.3 billion for 2011. There were increases of $438 million and $58 million, respectively, in individual annuities and variable and interest sensitive life product surrenders and withdrawals with a decrease of $12 million reported for traditional life insurance lines. The annualized annuities surrender rate was 6.4% for both 2011 and 2010. In 2011 and 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. If current lower surrender rates further decline and/or partial withdrawal rates and amounts continue to negatively differ from our current assumptions, the expected claims costs from minimum guarantees will increase, possibly materially, which would be partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate remained relatively consistent for both 2011 and 2010.

2010 Compared to 2009.    Surrenders and withdrawals increased $669 million, from $6.1 billion in 2009 to $6.8 billion for 2010. There was a $616 million increase in individual annuities surrenders and withdrawals. Overall, the annualized annuities surrender rate decreased to 6.4% in 2010 from 6.5% in 2009. In 2010, variable and interest-sensitive life insurance surrenders and withdrawals increased by $80 million to $885 million from $805 million while traditional life surrenders and withdrawals were $261 million, $28 million lower than the $289 million in 2009. The individual life products’ annualized surrender rates remained relatively consistent for both 2010 and 2009.

7-26

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for 2011, 2010 and 2009.

Investment Management - Results of Operations

	2011	2010	2009
	(In Millions)
Revenues:
Investment advisory and service fees(1)	$1,916	$2,052	$1,920
Distribution revenues	352	339	277
Bernstein research services	437	431	435
Other revenues	108	112	107

Commissions, fees and other income	2,813	2,934	2,739
Investment income (losses)	(55)	6	153
Less: interest expense to finance trading activities	(3)	(4)	(4)

Net investment income (losses)	(58)	2	149

Investment gains (losses), net	(5)	23	53

Total revenues	2,750	2,959	2,941

Expenses:
Compensation and benefits	1,805	1,407	1,340
Distribution related payments	303	287	234
Amortization of deferred sales commissions	38	47	55
Interest expense	1	-	1
Rent expense	189	183	194
Amortization of other intangible assets, net	24	23	24
Other operating costs and expenses	554	612	505

Total expenses	2,914	2,559	2,353

Earnings (losses) from Continuing Operations before Income Taxes	$(164)	$400	$588

(1)	Included fees earned by AllianceBernstein totaling $32 million, $30 million and $28 million in 2011, 2010 and 2009, respectively, for services provided to the Company.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 – Investment Management

Revenues

The Investment Management segment’s pre-tax loss from continuing operations for 2011 were $164 million, a decrease of $564 million from pre-tax earnings of $400 million in 2010.

Revenues totaled $2.8 billion in 2011, a decrease of $209 million from $3.0 billion in 2010, primarily due to lower investment advisory and service fees and higher net investment losses partially offset by higher Bernstein research and distribution revenues.

Investment advisory and services fees include base fees and performance fees. In 2011, investment advisory and services fees totaled $1.9 billion, a decrease of $136 million from the $2.1 billion in 2010. The $136 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management. Institutional investment

7-27

and advisory base and performance fees decreased $148 million due to a decrease in average assets under management as well as a shift in product mix from equities to fixed income products. The decrease in the Institutions channel were offset by the $12 million increase in the Retail and Private Client base fees.

The distribution revenues for 2011 increased $13 million as compared to the prior year due to higher Retail average mutual fund AUM.

Bernstein research revenues increased $6 million in 2011 as compared to prior year primarily due to higher trading commissions in Europe and Asia partially offset by lower trading volumes in the United States.

Net investment income (loss) consisted principally of dividend and interest income, income (losses) from derivative instruments and realized and unrealized gains (losses) on trading and other investments, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $60 million increase in net investment loss to $58 million in 2011 as compared to $2 million of net investment income in 2010 was primarily due to $20 million of investment income loss from deferred compensation related investments in 2011 as compared to $27 million of investment income in the comparable prior period, $22 million higher investment loss from mark-to-market losses on investments held by AllianceBernstein’s consolidated private equity fund ($40 million in 2011 as compared to $18 million in 2010) and $9 million higher investment losses on seed money investments ($20 million of losses in 2011 as compared to $11 million of losses in 2010). Partially offsetting these losses were an increase of $19 million of investment income from derivative instruments ($4 million of income in 2011 as compared to $15 million of losses in 2010).

The $28 million decline from $23 million in investment gains, net in 2010 to $5 million in investment losses in 2011 resulted from losses in 2011 from sales of investments.

Expenses

The Investment Management segment’s total expenses were $2.9 billion in 2011, an increase of $355 million from the $2.6 billion in 2011 as higher compensation and benefits and distribution related payments were partially offset by a decrease in other operating costs and expenses.

For 2011, employee compensation and benefits expenses for the segment were $1.8 billion as compared to $1.4 billion in 2010. In fourth quarter 2011, AllianceBernstein implemented changes to its employee long-term incentive compensation award program. As a result of this change, the Investment Management segment recorded a one-time charge of $472 million related to AllianceBernstein’s immediate expense recognition of all unamortized deferred compensation awards from prior years. Excluding this charge compensation and benefits decreased $74 million, which was primarily attributable to a decrease in compensation expenses of $178 million reflecting lower cash incentive compensation partially offset by increases in base compensation, fringe benefits and other employment costs of $29 million due to higher salaries resulting from annual merit increases and offset by lower recruitment and severance costs and higher commission expenses. Commission expense for 2011 increased by $75 million due to higher sales volumes across all channels primarily due to higher retail sales volume.

The distribution related payments increased $16 million to $303 million in 2011 from $287 million in the prior year primarily as a result of higher average Retail Services assets under management; the payment increase was generally in line with the increase in distribution revenues.

The $58 million decrease in other operating costs and expenses to $554 million for 2011 as compared to $612 million in 2010 was primarily due to the $95 million lower real estate charges partially offset by $10 million higher portfolio services, $8 million higher travel and entertainment expenses, $8 million higher trade and execution fees and $6 million higher transfer fees.

7-28

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009 – Investment Management

Revenues.

The Investment Management segment’s pre-tax earnings from continuing operations for 2010 were $400 million, a decrease of $188 million from $588 million in the prior year.

Revenues totaled $3.0 billion in 2010, an increase of $18 million from $2.9 billion in 2009, primarily due to a $132 million increase in investment advisory and services fees and $62 million higher distribution revenues partially offset by $177 million lower investment results.

Investment advisory and services fees include base fees and performance fees. In 2010, investment advisory and services fees totaled $2.1 billion, an increase of $132 million from the $1.9 billion in 2009. The $141 million increase in base investment advisory and services fees was partially offset by the $9 million decrease in performance fees from $30 million in 2009 to $21 million in 2010. The $117 million and $71 million respective increases in the Retail and Private Client base fees were offset by the $47 million decline in the Institutions channel.

The distribution revenues for 2010 increased $62 million as compared to the prior year due to higher Retail average mutual fund AUM.

The $147 million decrease to net investment income of $2 million in 2010 from the $149 million in net investment income in 2009 was primarily due to the decline in realized and unrealized gains on trading account securities related to deferred compensation plan obligations, from $121 million in 2009 to $27 million in 2010. In addition, there was a $29 million equity loss from joint ventures in 2010 as compared to $6 million in income in 2009 and a $15 million increase in loss from various derivative instruments used to economically hedge AllianceBernstein’s seed money investments, certain cash accruals and foreign investment advisory fees.

The $30 million decline from $53 million in investment gains, net in 2009 to $23 million in 2010 resulted from lower net gains from sales of investments.

Expenses

The Investment Management segment’s total expenses were $2.6 billion in 2010, an increase of $206 million from the $2.4 billion in 2009 as higher other operating expenses, distribution related payments and compensation and benefits were partially offset by lower amortization of deferred sales commissions.

For 2010, employee compensation and benefits expenses for the segment were $1.4 billion as compared to $1.3 billion in 2009. At AllianceBernstein, there was a $31 million increase in incentive compensation primarily due to higher cash compensation. Commission expense for 2010 increased by $5 million primarily due to higher retail sales volume. These increases were partially offset by the $12 million decrease for 2010 in base compensation, fringe benefits and other employment costs at AllianceBernstein primarily due to lower severance and salaries offset by higher recruitment.

The distribution related payments increased $53 million to $234 million in 2010 from $208 million in the prior year primarily as a result of higher average Retail Services assets under management; the payment increase was generally in line with the increase in distribution revenues.

The $107 million increase in other operating costs and expenses to $612 million for 2010 was primarily the result of real estate sub-lease charges. During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in New York in connection with workforce reductions since 2008. As a result, during 2010, management decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate New York-based employees into two office locations from three. Therefore, a pre-tax real estate charge of $90 million was recorded in third quarter 2010 that reflected the net present value of the difference between the amount of on-going

7-29

contractual operating lease obligations for this space and the estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. Based on existing sub-leases, current assumptions of when the remaining space can be sub-leased and current market rental rates, it is estimated that this charge will lower AllianceBernstein occupancy costs on existing real estate. Including charges taken in the first three quarters of 2010, total real estate charges in 2010 were $102 million.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	At or For the Years Ended December 31,
	2011	2010	2009
	(In Millions)
FEES
Third party	$1,857	$1,989	$1,864
General Account and other	33	31	28
Insurance Group Separate Accounts	26	32	33

Total Fees	$1,916	$2,052	$1,925

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$351,867	$424,916
General Account and other	31,628	28,819
Insurance Group Separate Accounts	22,402	24,284

Total AllianceBernstein	405,897	478,019

Insurance Group
General Account and other(2)	17,556	14,168
Insurance Group Separate Accounts	65,840	67,730

Total Insurance Group	83,396	81,898

Total by Account:
Third party(1)	351,867	424,916
General Account and other(2)	49,184	42,987
Insurance Group Separate Accounts	88,242	92,014

Total Assets Under Management	$489,293	$559,917

(1)

Includes $37.6 billion and $51.8 billion of assets managed on behalf of AXA affiliates at December 31, 2011 and 2010, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $12.8 billion and $10.0 billion at December 31, 2011 and 2010, respectively, as well as mortgages and equity real estate totaling $4.8 billion and $4.1 billion at December 31, 2011 and 2010, respectively.

7-30

Fees for assets under management decreased 6.6% from 2010 to 2011 and increased 6.6% from 2009 to 2010 in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management decreased $70.6 billion, primarily due to lower Third Party and Insurance Group Separate Accounts assets under management partially offset by higher General Account AUM. The $76.8 billion decrease in Third Party and Insurance Group Separate Account assets under management at December 31, 2011 as compared to December 31, 2010 resulted from decreases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market depreciation and outflows at AllianceBernstein. General Account and other assets under management increased $6.2 billion from 2010 primarily due to market appreciation and net inflows.

AllianceBernstein assets under management at December 31, 2011 totaled $405.9 billion as compared to $478.0 billion at December 31, 2010 due to market depreciation of $11.0 billion and net outflows of $62.5 billion. The gross outflows of $62.1 billion, $41.9 billion and $14.1 billion in Institutional Investment, Retail and Private Client channels, respectively, partially offset the inflows of $17.3 billion, $31.0 billion and $7.3 billion, respectively. At December 31, 2011, non-US clients accounted for 34.0% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other. There was a $63.5 billion decrease in Value Equity to $80.8 billion at December 31, 2011 as the $13.6 billion of market depreciation and $6.5 billion of new investments were more than offset by the $56.4 billion of net long-term outflows. Growth Equity assets under management totaled $44.2 billion, $30.1 billion lower than its December 31, 2010 balance due to $31.0 billion in net outflows that were partially offset by $5.5 billion in market depreciation and $5.2 billion of new investments. AUM in Fixed Income products increased $11.4 billion to $217.6 billion between December 31, 2010 and December 31, 2011 as $31.4 billion in new investments and $8.0 billion in market appreciation were partially offset by $28.2 billion in net outflows. The $10.1 billion increase in Other assets under management to $63.3 billion resulted from $0.1 billion in market appreciation and $12.5 billion in new investments being partially offset by $2.5 billion in net outflows. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $451.9 billion for the year ended December 31, 2011 as compared to $474.6 billion for 2010. The respective increases for Retail and Private Client channels were $1.2 billion and $0.6 billion partially offset by a decrease in the Institutional channel of $24.5 billion while the average AUM increases for the Fixed Income and Other categories were $15.1 billion and $18.8 billion, offset by decreases of $36.3 billion and $20.3 billion, respectively, in the Value Equity and Growth Equity services.

AllianceBernstein’s U.S and global large cap equity services underperformed their benchmarks during 2011. AllianceBernstein’s fixed income services during 2011 were mixed compared to relative benchmarks. In contrast, AllianceBernsteins’s Global fixed income portfolios outperformed, benefiting from their underweight position in European bonds.

GENERAL ACCOUNTS INVESTMENT PORTFOLIO

The General Account Investment Assets (“GAIA”) portfolio consists of a well-diversified portfolio of public and private fixed maturities, commercial and agricultural mortgages and other loans, equity securities and other invested assets.

The General Accounts’ portfolios and investment results support the insurance and annuity liabilities of the Insurance segment’s business operations. The following table reconciles the consolidated balance sheet asset amounts to GAIA.

7-31

General Account Investment Assets

December 31, 2011

Balance Sheet Captions:	Balance Sheet Total(2)	Other(1)	GAIA(3)
	(In Millions)
Fixed maturities, available for sale, at fair value	$31,992	$838	$31,154
Mortgage loans on real estate	4,281	(377)	4,658
Equity real estate, held for the production of income	99	1	98
Policy Loans	3,542	(114)	3,656
Other equity investments	1,707	274	1,433
Trading securities	983	511	472
Other invested assets	2,340	2,329	11

Total investments	44,944	3,462	41,482
Cash and cash equivalents	3,227	2,183	1,044
Short-term and long-term debt	(645)	(445)	(200)

Total	$47,526	$5,200	$42,326

(1)

Assets listed in the “Other” category principally consist of assets held in portfolios other than the General Account which are not managed as part of GAIA, related accrued income or expense, certain reclassifications and intercompany adjustments and, for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

(2)	Includes the Company’s loans to affiliates and other miscellaneous assets and liabilities related to GAIA that are reclassified from various balance sheet lines.
(3)	GAIA investments are presented at their amortized costs for fixed maturities and carrying values for all other invested assets.

7-32

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2011		2010		2009
	Yield	Amount	Yield	Amount	Yield	Amount
	(Dollars in Millions)
Fixed Maturities:
Investment grade
Income (loss)	5.21%	$1,387	6.19%	$1,606	5.98%	$1,498
Ending assets		28,948		27,354		26,215
Below investment grade
Income	7.53%	166	7.14%	174	5.66%	120
Ending assets		2,206		2,355		2,235
Mortgages:
Income (loss)	6.57%	273	6.87%	263	6.69%	250
Ending assets		4,658		3,956		3,949
Equity Real Estate:
Income (loss)	16.46%	18	20.09%	20	18.08%	42
Ending assets		98		141		100
Other Equity Investments:
Income (loss)	11.20%	154	15.48%	187	(6.18)%	(80)
Ending assets		1,433		1,359		1,180
Policy Loans:
Income	6.45%	229	6.64%	239	6.80%	238
Ending assets		3,656		3,695		3,734
Cash and Short-term Investments:
Income	0.31%	4	0.84%	10	1.10%	19
Ending assets		1,044		1,056		956
Trading Securities:
Income	14.08%	8	-%	-	-%	-
Ending assets		472		-		-
Other Invested Assets:
Income	63.61%	2	-%	-	(99.05)%	(109)
Ending assets		11		8		6
Total Invested Assets:

Income	5.80%	2,241	6.58%	2,499	5.64%	1,978
Ending Assets		42,526		39,924		38,375
Debt and Other:
Interest expense and other	79.77%	(117)	116.72%	(154)	32.86%	(104)
Ending assets (liabilities)		(200)		(200)		(200)
Total:

Investment income	5.39%	2,124	6.14%	2,345	5.31%	1,874
Less: investment fees	(0.13)%	(52)	(0.12)%	(45)	(0.12)%	(43)

Investment Income, Net	5.26%	$2,072	6.02%	$2,300	5.19%	$1,831

Ending Net Assets		$42,326		$39,724		$38,175

7-33

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At December 31, 2011, 74.0% of the fixed maturity portfolio was publicly traded. At December 31, 2011, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.3 billion. The General Account had a $2 million exposure to the sovereign debt of Greece, Portugal, Italy or the Republic of Ireland. The total exposure to Eurozone sovereign debt was $7 million at December 31, 2011.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

7-34

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)
At December 31, 2011:
Corporate Securities:
Finance	$6,738	$270	$87	$6,921
Manufacturing	5,605	561	22	6,144
Utilities	3,415	375	20	3,770
Services	3,069	280	10	3,339
Energy	1,321	159	-	1,480
Retail and wholesale	1,101	96	1	1,196
Transportation	766	91	6	851
Other	33	3	-	36

Total corporate securities	22,048	1,835	146	23,737

U.S. government	3,580	352	3	3,929
Commercial mortgage-backed	1,306	7	411	902
Residential mortgage-backed(2)	1,555	89	-	1,644
Preferred stock	1,106	38	114	1,030
State & municipal	478	64	2	540
Foreign governments	461	65	1	525
Asset-backed securities	260	14	10	264

Total	$30,794	$2,464	$687	$32,571

At December 31, 2010:
Corporate Securities:
Finance	$6,479	$292	$35	$6,736
Manufacturing	5,137	373	31	5,479
Utilities	3,417	231	15	3,633
Services	2,857	207	11	3,053
Energy	1,411	118	1	1,528
Retail and wholesale	985	64	9	1,040
Transportation	778	60	9	829
Other	33	3	-	36

Total corporate securities	21,097	1,348	111	22,334

U.S. government	1,984	18	88	1,914
Commercial mortgage-backed	1,474	5	375	1,104
Residential mortgage-backed(2)	1,601	67	-	1,668
Preferred stock	1,364	23	66	1,321
State & municipal	516	11	16	511
Foreign governments	503	59	2	560
Asset-backed securities	245	13	11	247

Total	$28,784	$1,544	$669	$29,659

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC designations of “1” or “2”

7-35

include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.9 billion, or 6.3%, of the total fixed maturities at December 31, 2011 and $1.9 billion, or 6.6%, of the total fixed maturities at December 31, 2010. Gross unrealized losses on public and private fixed maturities increased from $668 million in 2010 to $687 million in 2011. Below investment grade fixed maturities represented 55.6% and 43.4% of the gross unrealized losses at December 31, 2011 and 2010, respectively. The increase in below investment grade fixed maturity securities is due to credit migration on existing securities, rather than new originations or purchases. For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in 2011 than in the prior year.

Public Fixed Maturities Credit Quality.    The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2011:
1	Aaa, Aa, A	$14,774	$1,383	$48	$16,109
2	Baa	6,858	554	87	7,325

	Investment grade	21,632	1,937	135	23,434

3	Ba	745	16	36	725
4	B	249	3	47	205
5	C and lower	98	-	36	62
6	In or near default	60	-	24	36

	Below investment grade	1,152	19	143	1,028

Total Public Fixed Maturities		$22,784	$1,956	$278	$24,462

At December 31, 2010:
1	Aaa, Aa, A	$13,235	$745	$178	$13,802
2	Baa	7,265	442	69	7,638

	Investment grade	20,500	1,187	247	21,440

3	Ba	803	14	48	769
4	B	132	-	11	121
5	C and lower	111	-	20	91
6	In or near default	64	-	22	42

	Below investment grade	1,110	14	101	1,023

Total Public Fixed Maturities		$21,610	$1,201	$348	$22,463

(1)	At December 31, 2011 and 2010, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-36

Private Fixed Maturities Credit Quality.    The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2011:
1	Aaa, Aa, A	$4,146	$258	$137	$4,267
2	Baa	3,089	241	33	3,297

	Investment grade	7,235	499	170	7,564

3	Ba	315	6	71	250
4	B	124	-	24	100
5	C and lower	128	-	41	87
6	In or near default	208	3	103	108

	Below investment grade	775	9	239	545

Total Private Fixed Maturities		$8,010	$508	$409	$8,109

At December 31, 2010:
1	Aaa, Aa, A	$3,762	$164	$115	$3,811
2	Baa	2,667	167	18	2,816

	Investment grade	6,429	331	133	6,627

3	Ba	332	6	59	279
4	B	23	-	-	23
5	C and lower	151	1	45	107
6	In or near default	239	5	85	159

	Below investment grade	745	12	189	568

Total Private Fixed Maturities		$7,174	$343	$322	$7,195

(1)

Includes, as of December 31, 2011 and 2010, respectively, 20 securities with amortized cost of $281 million (fair value, $283 million) and 14 securities with amortized cost of $176 million (fair value, $172 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-37

Corporate Fixed Maturities Credit Quality.    The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At December 31, 2011:
1	Aaa, Aa, A	$12,042	$1,050	$53	$13,039
2	Baa	9,220	761	63	9,918

	Investment grade	21,262	1,811	116	22,957

3	Ba	677	18	25	670
4	B	86	3	2	87
5	C and lower	20	-	3	17
6	In or near default	3	3	-	6

	Below investment grade	786	24	30	780

Total Corporate Fixed Maturities		$22,048	$1,835	$146	$23,737

At December 31, 2010:
1	Aaa, Aa, A	$11,021	$740	$46	$11,715
2	Baa	9,311	588	46	9,853

	Investment grade	20,332	1,328	92	21,568

3	Ba	624	17	9	632
4	B	112	1	8	105
5	C and lower	26	-	2	24
6	In or near default	3	2	-	5

	Below investment grade	765	20	19	766

Total Corporate Fixed Maturities		$21,097	$1,348	$111	$22,334

Asset-backed Securities

At December 31, 2011, the amortized cost and fair value of asset backed securities held were $260 million and $264 million, respectively; at December 31, 2010, those amounts were $245 million and $246 million, respectively. At December 31, 2011, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $23 million and $20 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $53 million and $56 million, respectively.

Commercial Mortgage-backed Securities

In recent years, weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital, led to a very difficult refinancing environment and an increase in overall delinquency rates on commercial mortgages on properties, except for highly desirable properties in select markets, in the commercial mortgage-backed securities market.

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

7-38

Commercial Mortgage-Backed Securities

December 31, 2011

	Moody’s Agency Rating					Total December 31, 2011	Total December 31, 2010
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)
At amortized cost:
2004 and Prior Years	$6	$16	$41	$114	$158	$335	$359
2005	-	5	51	109	317	482	600
2006	-	-	-	1	350	351	373
2007	-	3	-	-	135	138	142

Total CMBS	$6	$24	$92	$224	$960	$1,306	$1,474

At fair value:
2004 and Prior Years	$6	$17	$38	$105	$132	$298	$330
2005	-	5	45	96	232	378	480
2006	-	-	-	1	167	168	221
2007	-	2	-	-	56	58	73

Total CMBS	$6	$24	$83	$202	$587	$902	$1,104

Mortgages

Investment Mix

At December 31, 2011 and 2010, respectively, approximately 10.7% and 10.3%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2011	December 31, 2010
	(In Millions)
Commercial mortgage loans	$3,367	$2,670
Agricultural mortgage loans	1,337	1,314

Total Mortgage Loans	$4,704	$3,984

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

7-39

Mortgage Loans by Region and Property Type

	December 31, 2011		December 31, 2010
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$1,418	30.1%	$1,214	30.4%
Middle Atlantic	1,214	25.8	920	23.1
South Atlantic	583	12.4	410	10.3
East North Central	503	10.7	510	12.8
Mountain	348	7.4	323	8.1
West North Central	309	6.6	316	7.9
West South Central	239	5.1	209	5.3
East South Central	62	1.3	53	1.4
New England	28	0.6	29	0.7

Total Mortgage Loans	$4,704	100.0%	$3,984	100.0%

By Property Type:
Office buildings	$1,665	35.4%	$1,113	28.0%
Agricultural properties	1,337	28.4	1,314	33.0
Apartment complexes	818	17.4	675	16.9
Industrial buildings	396	8.4	402	10.1
Retail Stores	255	5.4	260	6.5
Hospitality	164	3.5	167	4.2
Other	69	1.5	53	1.3

Total Mortgage Loans	$4,704	100.0%	$3,984	100.0%

At December 31, 2011, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 70.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 43.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loan
	(In Millions)
0% - 50%	$332	$89	$208	$668	$221	$8	$1,526
50% - 70%	268	267	548	430	127	45	1,685
70% - 90%	-	41	280	319	213	8	861
90% plus	-	-	84	135	296	117	632

Total Commercial and Agricultural Mortgage Loans	$600	$397	$1,120	$1,552	$857	$178	$4,704

(1)	The debt service coverage ratio is calculated using actual results from property operations.

7-40

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at December 31, 2011.

Mortgage Loans by Year of Origination

	December 31, 2011
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)
2011	$1,165	24.8%
2010	366	7.8
2009	542	11.5
2008	228	4.9
2007	759	16.1
2006 and prior	1,644	34.9

Total Mortgage Loans	$4,704	100.0%

At December 31, 2011 and 2010, respectively, $7 million and $5 million of mortgage loans were classified as problem loans while $102 million and $140 million were classified as potential problem loans. In 2011, the two loans shown in the table below were modified to interest only payments until February 1, 2012 and October 1, 2013 at which time the loans revert to their normal amortizing payment. On one of the loans, a $4 million letter of credit was cashed to reduce the principal balance. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

December 31, 2011

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
		(In Millions)
Troubled debt restructurings:
Agricultural mortgage loans	-	$-	$-
Commercial mortgage loans	2	145	141

Total	2	$145	$141

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
	(In Millions)
Balances, beginning of year	$18	$-
Additions charged to income	22	18
Deductions for writedowns and asset dispositions	(8)	-

Balances, End of Year	$32	$18

Other Equity Investments

At December 31, 2011, private equity partnerships, hedge funds and real-estate related partnerships were 83.9% of total other equity investments. These interests, which represent 3.4% of GAIA, consist of a diversified portfolio of LBO, mezzanine,

7-41

venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	December 31, 2011	December 31, 2010
	(In Millions)
Common stock	$53	$49
Joint ventures and limited partnerships:
Private equity	1,074	997
Hedge funds	201	246
Real estate related	105	83

Total Other Equity Investments	$1,433	$1,375

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders’ account balances would support. The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposure attributable to movements in equity and fixed income markets. For GMDB, GMIB and GWBL, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements. A portion of exposure to realized interest rate volatility is hedged using swaptions and a portion of exposure to realized equity volatility is hedged using equity options and variance swaps. The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, the Company previously had hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities. At December 31, 2011, there were no outstanding balances in these programs.

7-42

The Company periodically, including during 2011, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales. At December 31, 2011 there were no outstanding balances.

The Company also uses equity indexed options to hedge its exposure to equity linked crediting rates on annuity and life products.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company currently uses swaptions to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

The Company is exposed to equity market fluctuations through investments in Separate Accounts and have entered into derivative contracts specifically to mitigate such risk.

The tables below present quantitative disclosures about the Company derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2011

		Fair Value		Gains (Losses) Reported in Net Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives
Equity contracts:(1)
Futures	$6,332	$-	$-	$(43)
Swaps	745	9	20	33
Options	1,211	91	85	(21)
Interest rate contracts:(1)
Floors	3,000	327	-	139
Swaps	9,695	500	313	594
Futures	11,983	-	-	850
Swaptions	7,353	1,029	-	817

Net investment income				2,369

Embedded derivatives:
GMIB reinsurance contracts(2)	-	10,547	-	5,941
GWBL features(3)	-	-	227	(189)

Balances, December 31, 2011	$40,319	$12,503	$645	$8,121

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

7-43

Derivative Instruments by Category

At or For the Year Ended December 31, 2010

		Fair Value		Gains (Losses) Reported in Net Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$3,755	$-	$-	$(810)
Swaps	705	-	26	(71)
Options	1,070	5	1	(49)
Interest rate contracts:(1)
Floors	9,000	326	-	157
Swaps	5,234	200	132	252
Futures	5,151	-	-	289
Swaptions	4,479	171	-	(38)

Net investment income				(270)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	4,606	-	2,350
GWBL features(3)	-	-	38	17

Balances, December 31, 2010	$29,394	$5,308	$197	$2,097

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

7-44

Derivative Instruments by Category

At or For the Year Ended December 31, 2009

		Fair Value		Gains (Losses) Reported in
	Notional Amount	Asset Derivatives	Liability Derivatives	Net Earnings (Loss)
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$3,399	$-	$-	$(1,142)
Swaps	801	1	19	(271)
Options	11,650	920	1,139	(818)
Interest rate contracts:(1)
Floors	15,000	300	-	(128)
Swaps	2,100	86	25	(178)
Futures	3,791	-	-	(526)
Swaptions	1,200	44	-	(17)

Net investment income				(3,080)

Embedded derivatives:
GMIB reinsurance contracts(2)	-	2,256	-	(2,566)
GWBL features(3)	-	-	55	218

Balances, December 31, 2009	$37,941	$3,607	$1,238	$(5,428)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

Realized Investment Gains (Losses)

Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for OTTI. Realized investment gains (losses) are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	2011	2010	2009
	(In Millions)

Fixed maturities	$(28)	$(200)	$-
Other equity investments	1	11	1
Other	(14)	(18)	-

Total	$(41)	$(207)	$1

7-45

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	2011	2010	2009
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$23	$100	$224
Other	-	-	-

Total gross realized investment gains	23	100	224

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(32)	(282)	(163)
Gross losses on sales and maturities	(19)	(18)	(47)
Other	-	-	(14)

Total gross realized investment losses	(51)	(300)	(224)

Total	$(28)	$(200)	$-

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss) (1)

	2011	2010	2009
	(In Millions)

Fixed Maturities:
Public fixed maturities	$(18)	$(12)	$(131)
Private fixed maturities	(14)	(270)	(32)

Total fixed maturities securities	(32)	(282)	(163)

Equity securities	-	-	-

Total	$(32)	$(282)	$(163)

(1)

For 2011, 2010 and 2009, respectively, excludes $4 million, $18 million and $6 million of OTTI recorded in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

At December 31, 2011 and 2010, respectively, the $(32) million and $(282) million in OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

7-46

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity management is focused around a centralized funds management process. This centralized process includes the monitoring and control of cash flow associated with policyholder receipts and disbursements and General Account portfolio principal, interest and investment activity. Funds are managed through a banking system designed to reduce float and maximize funds availability. The derivative transactions used to hedge the Company’s variable annuity products are integrated into AXA Equitable’s overall liquidity process; forecast of potential payments and collateral calls during the life of and at the settlement of each derivative transaction are included in the cash flow forecast. Information regarding liquidity needs and availability is reported by various departments and investment managers. The information is used to produce forecasts of available funds and cash flow. Significant market volatility can affect daily cash requirements due to the settlement and collateral calls of derivative transactions.

In addition to gathering and analyzing information on funding needs, the Company has a centralized process for both investing short-term cash and borrowing funds to meet cash needs. In general, the short-term investment positions have a maturity profile of 1-7 days with considerable flexibility as to availability.

In managing the liquidity of the Insurance segment’s business, management also considers the risk of policyholder and contractholder withdrawals of funds earlier than assumed when selecting assets to support these contractual obligations. Surrender charges and other contract provisions are used to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of the Company’s General Account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$3,102	15.2%	$3,877	20.9%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	45	0.2	55	0.3
At contract value, less surrender charge of 5% or more	1,355	6.6	1,647	8.9

Subtotal	1,400	6.8	1,702	9.2
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,930	78.0	12,942	69.9

Total Annuity Reserves And Deposit Liabilities	$20,432	100.0%	$18,521	100.0%

Analysis of Statement of Cash Flows

Years Ended December 31, 2011 and 2010

Cash and cash equivalents of $3.2 billion at December 31, 2011 increased $1.0 billion from $2.2 billion at December 31, 2010.

Net cash provided by (used in) operating activities was $(938) million in 2011 as compared to the $6 million in 2010. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment

7-47

income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $2.0 billion, $323 million higher than the $1.7 billion in 2010. The change was principally due to cash inflows related to derivatives of $1.6 billion as compared to cash outflows of $651 million in 2010. There were net purchases of $3.5 billion in 2011 as compared to $917 million in 2010.

Cash flows provided by financing activities increased $2.0 billion from $2.1 billion in 2010 to $4.0 billion in 2011. The impact of the net deposits to policyholders’ account balances was $3.6 billion and $2.7 billion in 2011 and 2010, respectively. Additional AllianceBernstein Holding units were purchased for $221 million and $235 million in 2011 and 2010, respectively.

Years Ended December 31, 2010 and 2009

Cash and cash equivalents of $2.2 billion at December 31, 2010 increased $363 million from $1.8 billion at December 31, 2009.

Net cash provided by operating activities was $6 million in 2010 as compared to the $1.4 billion in 2009. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $1.7 billion in 2010 as compared to the $3.0 billion cash in 2009. The change was principally due to cash outflows related to derivatives of $651 million as compared to $2.6 billion in 2009. There were net purchases of $917 million in 2010 as compared to $200 million in 2009.

Cash flows provided by financing activities increased $1.1 billion from $956 million in 2009 to $2.1 billion in 2010. The impact of the net deposits to policyholders’ account balances was $2.7 billion and $1.2 billion in 2010 and 2009, respectively. In 2009, cash provided by financing included an increase related to the Company’s sale of a real estate property valued at $1.1 billion to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. The $439 million after-tax excess of the property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

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

The Company’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment - Insurance,” as well as by cash settlements of its derivative hedging programs, debt service requirements and dividends to its shareholder. AXA Equitable paid $379 million and $300 million in dividends to its parent in 2011 and 2010, respectively.

Sources of Liquidity. The principal sources of AXA Equitable’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third parties and affiliates and dividends and distributions from subsidiaries.

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2011,

7-48

this asset pool included an aggregate of $2.5 billion in highly liquid short-term investments, as compared to $1.4 billion at December 31, 2010. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.

Other liquidity sources include dividends and distributions from AllianceBernstein. In 2011, the Company received cash distributions from AllianceBernstein and AllianceBernstein Holding of $169 million as compared to $178 million in 2010.

Third-party borrowings. Since July 2008, AXA Equitable has been a member of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement ($11 million as of December 31, 2011). The credit facility provided by FHLBNY supplements other liquidity sources and provides a diverse and reliable source of funds. Any borrowings from the FHLBNY require the purchase of FHLBNY activity-based stock equal to 4.5% of the borrowings. AXA Equitable’s borrowing capacity with FHLBNY is $1.0 billion. As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral. At December 31, 2011, there were no outstanding borrowings from FHLBNY.

In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note pays interest semi-annually and matures on December 1, 2015.

At December 31, 2011, AXA Equitable had no short-term debt outstanding.

Affiliated barrowings. In November 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable. The note pays interest semi-annually and matures on December 1, 2018.

In December 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable. The note pays interest semi-annually and matures on December 1, 2018.

In 2005, AXA Equitable issued a note to AXA Financial in the amount of $325 million with an interest rate of 6.0% and a maturity date of December 1, 2035. Interest on this note is payable semi-annually.

Affiliated loans. In June 2009, AXA Equitable sold a real estate property valued at $1.1 billion to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property. The $439 million after-tax excess of the real estate property fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

In September 2007, AXA issued $650 million in 5.4% Senior Unsecured Notes to AXA Equitable. These notes pay interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.

Off Balance Sheet Transactions. At December 31, 2011 and 2010, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 17 of Notes to Consolidated Financial Statements.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $423 million and $137 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2011.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At December 31, 2011, the total adjusted

7-49

capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Bermuda a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Bermuda also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Bermuda provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($8.8 billion at December 31, 2011) and/or letters of credit ($1.9 billion at December 31, 2011). Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Bermuda’s liquidity.

AXA Equitable monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets. Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the reserve requirements and capital needed to support the variable annuity guarantee business. While future capital requirements will depend on future market conditions, including regulations related to AXA Bermuda, management believes that AXA Equitable will continue to have the ability to meet the capital requirements necessary to support its business. For additional information, see “Item 1A – Risk Factors”.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $363 million during 2012. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid $379 million of shareholder dividends during 2011.

For 2011, 2010 and 2009, respectively, AXA Equitable’s statutory net income (loss) totaled $967 million, $(510) million and $1.8 billion. Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.8 billion and $4.2 billion at December 31, 2011 and 2010, respectively.

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

Debt and Credit Facilities

At December 31, 2011 and 2010, AllianceBernstein had $445 million and $225 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper and

7-50

amounts outstanding under the 2010 AB Credit Facility, described below, are short-term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2011 and 2010 were $274 million and $104 million, respectively, with weighted average interest rates of approximately 0.2% for both years.

In December 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower.

The 2010 AB Credit Facility replaced AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.0 billion committed, unsecured revolving credit facility on behalf of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 AB Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 AB Credit Facility.

The 2010 AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 AB Credit Facility and management expects to draw on the 2010 AB Credit Facility from time to time.

The 2010 AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2010 AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2010 AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

The 2010 AB Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”) any such increase being subject to the consent of the affected lenders. Amounts under the 2010 AB Credit Facility may be borrowed, repaid and re-borrowed by AllianceBernstein from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AllianceBernstein are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the 2010 AB Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: LIBOR; a floating base rate; or the Federal Funds rate.

On January 17, 2012, the 2010 AB Credit Facility was amended and restated. The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 AB Credit Facility has been extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment.

As of December 31, 2011 and 2010, no amounts were outstanding under the 2010 AB Credit Facility. Average daily borrowings under the 2010 AB Credit Facility outstanding during 2011 and 2010 were $0 million and $66 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million while three lines have no stated limit.

As December 31, 2011 and 2010, AllianceBernstein had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2011 and 2010 were $6 million and $2 million, respectively, with weighted average interest rates of approximately 1.3% and 1.5%, respectively.

AllianceBernstein’s financial condition and access to public and private debt markets should provide adequate liquidity for its general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein

7-51

Units or Holding Units will provide AllianceBernstein with the resources necessary to meet its financial obligations. For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2011.

Other AllianceBernstein Transactions

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During 2011 and 2010, AllianceBernstein purchased 13.5 million and 8.8 million Holding units for $221 million and $226 million respectively. These amounts reflect open-market purchases of 11.1 million and 7.4 million Holding units for $192 million and $195 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding units purchased by employees as part of a dividend reinvestment election. AllianceBernstein intends to continue to engage in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.7 million and 13.1 million restricted Holding unit awards to employees during 2011 and 2010, respectively. To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. In 2010, Holding issued 3.2 million Holding units and AllianceBernstein used 9.9 million, previously repurchased Holding units held in the consolidated rabbi trust.

The 2011 incentive compensation awards allowed employees to allocate their award between restricted Holding units and deferred cash. As a result, the 8.8 million restricted Holding units for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 13.6 million and 6.2 million unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2011 and January 31, 2012, respectively. The 2011 awards were not issued until January 2012; therefore the Company’s ownership percentage was not impacted at December 31, 2011.

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

Guarantees

Under various circumstances, AllianceBernstein guarantees the obligations of its consolidated subsidiaries.

AllianceBernstein maintains a guarantee in connection with the $1.0 billion 2010 AB Credit Facility, as amended and restated to $900 million in January 2012. If SCB LLC is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

AllianceBernstein maintains guarantees with a commercial bank, under which we guarantee $325 million of obligations in the ordinary course of business of SCBL. During January 2012, this guarantee was replaced with an unlimited guarantee. AllianceBernstein also maintains two additional guarantees with other commercial banks, under which it guarantees $295 million of obligations for SCBL. In the event SCBL is unable to meet its obligations, AllianceBernstein will pay the obligations when due.

AllianceBernstein has not been required to perform under any of the above agreements and currently has no liability in connection with these agreements.

7-52

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates:

•

At December 31, 2011, AXA Equitable had outstanding $650 million of 5.70% senior unsecured notes issued by AXA affiliates and a $400 million 8.0% mortgage note from a non-insurance subsidiary of AXA Financial.

•

AllianceBernstein provides investment management and related services to AXA, AXA Financial and AXA Equitable and certain of their subsidiaries and affiliates. During first quarter 2011 AXA sold its 50% interest in its consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011 AllianceBernstein purchased that 50% interest from an unaffiliated third party making the Australian entity an indirect wholly-owned subsidiary of AllianceBernstein. Investment advisory and service fees earned by this joint venture were approximately $9 million, $37 million and $41 million in 2011, 2010 and 2009, respectively, of which approximately $3 million, $13 million and $14 million, respectively, were from AXA affiliates and $1 million, $4 million and $4 million, respectively, were attributed to noncontrolling interest.

•

AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements. Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $47 million, $52 million and $45 million in 2011, 2010 and 2009, respectively. Payments by AXA and AXA affiliates to the Company under such agreements totaled approximately $22 million, $60 million and $56 million in 2011, 2010 and 2009, respectively. Included in the payments by AXA and AXA affiliates to the Company were $13 million, $46 million and $46 million from AXA Technology Services America, Inc. (“AXA Tech”) for 2011, 2010 and 2009, respectively. The Company provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $105 million, $108 million and $107 million for 2011, 2010 and 2009, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

See Notes 10, 11, 12 and 17 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2011 for information on related party transactions.

A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:

Contractual Obligations - December 31, 2011

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
	(In Millions)

Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholders liabilities(1)	$119,762	$2,931	$6,104	$7,464	$103,263
Long-term debt	200	-	-	200	-
AllianceBernstein commercial paper	445	445	-	-	-
Interest on long-term debt	61	15	31	15	-
Loans from affiliates	1,325	-	-	-	1,325
Interest on loans from affiliates	965	91	181	181	512
Operating leases, net of subleases	2,723	204	419	405	1,695
AllianceBernstein Funding commitments	69	23	41	5	-
Employee benefits	1,939	201	403	396	939

Total Contractual Obligations	$127,489	$3,910	$7,179	$8,666	$107,734

7-53

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

Unrecognized tax benefits of $550 million including $4 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $40 million in a venture capital fund over a six-year period. In December 2011, AllianceBernstein sold 12.5% of its funded interest and commitment to an unaffiliated third party for $2 million. As of December 31, 2011, AllianceBernstein had funded $14 million, net of the sales proceeds, of its revised commitment of $35 million.

Also during 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of December 31, 2011, AllianceBernstein funded $18 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), AllianceBernstein committed to invest up to 2.5% of the capital of the Real Estate Fund up to a maximum of $50 million. As of December 31, 2011, AllianceBernstein had funded $4 million of this commitment.

At year-end 2011, AllianceBernstein had a $503 million accrual for compensation and benefits, of which $248 million is expected to be paid in 2012, $188 million in 2013-2014, $37 million in 2015-2016 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $14 million in each of the next four years. AllianceBernstein currently estimate it will make a contribution of $6 million to its qualified pension plan during 2012.

In addition, the Company has obligations under contingent commitments at December 31, 2011, including: AllianceBernstein’s revolving credit facility and commercial paper program; AXA Equitable had $18 million undrawn letters of credit; as well as the Company’s $423 million and $137 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 10, 17 and 18 of Notes to Consolidated Financial Statements.

7-54

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

Insurance Group

Insurance Group results significantly depend on profit margins or “spreads” between investment results from assets held in the General Account (“General Account Investment Assets”) and interest credited on individual insurance and annuity products. Management believes its fixed rate liabilities should be supported by a portfolio principally composed of fixed rate investments that generate predictable, steady rates of return. Although these assets are purchased for long-term investment, the portfolio management strategy considers them available for sale in response to changes in market interest rates, changes in prepayment risk, changes in relative values of asset sectors and individual securities and loans, changes in credit quality outlook and other relevant factors. See the “Investments” section of Note 2 of Notes to Consolidated Financial Statements for the accounting policies for the investment portfolios. The objective of portfolio management is to maximize returns, taking into account interest rate and credit risks. Insurance asset/liability management includes strategies to minimize exposure to loss as interest rates and economic and market conditions change. As a result, the fixed maturity portfolio has modest exposure to call and prepayment risk and the vast majority of mortgage holdings are fixed rate mortgages that carry yield maintenance and prepayment provisions.

Investments with Interest Rate Risk – Fair Value. Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 83.0% of the carrying value of General Account Investment Assets at December 31, 2011. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 basis point increase in interest rates at December 31, 2011 and 2010 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2011		December 31, 2010
	Fair Value	Balance After +100 Basis Point Change	Fair Value	Balance After +100 Basis Point Change
	(In Millions)
Insurance Group:
Fixed maturities:
Fixed rate	$32,661	$30,722	$29,475	$28,086
Floating rate	383	382	405	399
Mortgage loans	4,839	4,683	4,080	3,946

A 100 BP increase in interest rates is a hypothetical rate scenario used to demonstrate potential risk; it does not represent management’s view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of fixed maturities and mortgage loans, they are based on various portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities.

7A-1

Investments with Equity Price Risk – Fair Value. The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2011 and 2010:

Equity Price Risk Exposure

	December 31, 2011		December 31, 2010
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)
Insurance Group	$53	$47	$49	$44

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

Liabilities with Interest Rate Risk – Fair Value. At December 31, 2011 and 2010, respectively, the aggregate carrying values of policyholders’ liabilities were $47.6 billion and $43.6 billion, approximately $43.2 billion and $39.8 billion of which liabilities are reactive to interest rate fluctuations. The aggregate fair value of such liabilities at years end 2011 and 2010 were $60.4 billion and $45.9 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $6.1 billion and $5.1 billion, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

At December 31, 2011 and of 2010, the aggregate fair value of long-term debt issued by AXA Equitable was $220 million and $228 million, respectively. The table below shows the potential fair value exposure to an immediate 100 BP decrease in interest rates from those prevailing at the end of 2011 and of 2010.

Interest Rate Risk Exposure

	December 31, 2011		December 31, 2010
	Fair Value	Balance After -100 Basis Point Change	Fair Value	Balance After -100 Basis Point Change
	(In Millions)
Continuing Operations:
Fixed rate	$220	$228	$228	$238

Derivatives and Interest Rate and Equity Risks – Fair Value. The Company primarily uses derivative contracts for asset/liability risk management, to mitigate the Company’s exposure to equity market decline and interest rate fluctuations and for hedging individual securities. In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap, swaption and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products. As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt and open exchange-traded options to mitigate the adverse effects of equity

7A-2

market declines on the Company’s statutory reserves. In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap, swaption and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. In addition, beginning in 2008, the Company executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both the pledging and accepting of collateral either in the form of cash or high-quality Treasury or government agency securities.

Mark to market exposure is a point-in-time measure of the value of a derivative contract in the open market. A positive value indicates existence of credit risk for the Company because the counterparty would owe money to the Company if the contract were closed. Alternatively, a negative value indicates the Company would owe money to the counterparty if the contract were closed. If there is more than one derivative transaction outstanding with a counterparty, a master netting arrangement exists with the counterparty. In that case, the market risk represents the net of the positive and negative exposures with the single counterparty. In management’s view, the net potential exposure is the better measure of credit risk.

7A-3

At years end 2011 and 2010, the net fair values of the Company’s derivatives were $1,539 million and $542 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Insurance Group - Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Balance After -100 Basis Point Change	Fair Value	Balance After +100 Basis Point Change
	(In Millions, Except for Weighted Average Term)
December 31, 2011
Floors	$3,000	5.3	$416	$327	$248
Swaps	9,695	7.9	613	187	(182)
Futures	11,983	0.2	842	-	(732)
Swaptions	7,353	2.4	2,012	1,029	523

Total	$32,031		$3,883	$1,542	$(144)

December 31, 2010
Floors	$9,000	4.0	$453	$326	$241
Swaps	5,234	8.6	428	67	(260)
Futures	5,151	0.2	290	-	(256)
Swaptions	4,479	5.0	427	171	65

Total	$23,864		$1,598	$564	$(210)

				Equity Sensitivity
				Fair Value	Balance after -10% Equity Price Shift
December 31, 2011
Futures	$6,332			$-	$588
Swaps	745			(10)	65
Options	1,211			6	(24)

Total	$8,288			$(4)	$629

December 31, 2010
Futures	$3,755			$-	$325
Swaps	705			(26)	44
Options	1,070			4	3

Total	$5,530			$(22)	$372

In addition to the freestanding derivatives discussed above, the Company has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $10.5 billion and $4.6 billion at December 31, 2011 and 2010, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2011 and 2010, respectively, would increase the balances of these reinsurance contracts to $11.4 billion and $5.4 billion. Also, the GWBL feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value of $227 million and $38 million at December 31, 2011 and 2010, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2011 and 2010, respectively, would be to increase the liability balance to $282 million and $70 million.

7A-4

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

Investments with Interest Rate Risk – Fair Value. The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 BP increase in interest rates at all maturities from the levels prevailing at December 31, 2011 and 2010:

Interest Rate Risk Exposure

	December 31, 2011		December 31, 2010
	Fair Value	Balance After +100 Basis Point Change	Fair Value	Balance After +100 Basis Point Change
	(In Millions)
Fixed Income Investments:
Trading	$172	$163	$208	$198
Available-for-sale and other investments	7	7	7	6

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

Investments with Equity Price Risk – Fair Value. AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2011 and 2010:

Equity Price Risk Exposure

	December 31, 2011		December 31, 2010
	Fair Value	Balance After -10% Equity Price Change	Fair Value	Balance After -10% Equity Price Change
	(In Millions)
Equity Investments:
Trading	$339	$305	$297	$268
Available-for-sale and other investments	277	250	244	220

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

For further information on AllianceBernstein’s market risk, see AllianceBernstein and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2011.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA EQUITABLE LIFE INSURANCE COMPANY

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

AXA Equitable Life Insurance Company

In our opinion, based on our audits, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2012

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$31,992	$29,057
Mortgage loans on real estate	4,281	3,571
Equity real estate, held for the production of income	99	140
Policy loans	3,542	3,581
Other equity investments	1,707	1,618
Trading securities	982	506
Other invested assets	2,340	1,413

Total investments	44,943	39,886
Cash and cash equivalents	3,227	2,155
Cash and securities segregated, at fair value	1,280	1,110
Broker-dealer related receivables	1,327	1,389
Deferred policy acquisition costs	4,653	8,383
Goodwill and other intangible assets, net	3,697	3,702
Amounts due from reinsurers	3,542	3,252
Loans to affiliates	1,041	1,045
Guaranteed minimum income benefit reinsurance asset, at fair value	10,547	4,606
Other assets	5,340	5,614
Separate Accounts’ assets	86,419	92,014

Total Assets	$166,016	$163,156

LIABILITIES
Policyholders’ account balances	$26,033	$24,654
Future policy benefits and other policyholders liabilities	21,595	18,965
Broker-dealer related payables	466	369
Customers related payables	1,889	1,770
Amounts due to reinsurers	74	75
Short-term and long-term debt	645	425
Loans from affiliates	1,325	1,325
Income taxes payable	5,491	4,315
Other liabilities	3,815	3,075
Separate Accounts’ liabilities	86,419	92,014

Total liabilities	147,752	146,987

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 17 and 18)

EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	5,743	5,593
Retained earnings	10,120	8,085
Accumulated other comprehensive income (loss)	(304)	(629)

Total AXA Equitable’s equity	15,561	13,051

Noncontrolling interest	2,703	3,118

Total equity	18,264	16,169

Total Liabilities and Equity	$166,016	$163,156

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,312	$3,067	$2,918
Premiums	533	530	431
Net investment income (loss):
Investment income (loss) from derivative instruments	2,374	(284)	(3,079)
Other investment income (loss)	2,128	2,260	2,099

Total net investment income (loss)	4,502	1,976	(980)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(36)	(300)	(169)
Portion of loss recognized in other comprehensive income (loss)	4	18	6

Net impairment losses recognized	(32)	(282)	(163)
Other investment gains (losses), net	(15)	98	217

Total investment gains (losses), net	(47)	(184)	54

Commissions, fees and other income	3,631	3,702	3,385
Increase (decrease) in the fair value of the reinsurance contract asset	5,941	2,350	(2,566)

Total revenues	17,872	11,441	3,242

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,360	3,082	1,298
Interest credited to policyholders’ account balances	999	950	1,004
Compensation and benefits	2,206	1,953	1,859
Commissions	1,195	1,044	1,033
Distribution related payments	303	287	234
Amortization of deferred sales commissions	38	47	55
Interest expense	106	106	107
Amortization of deferred policy acquisition costs	4,680	168	115
Capitalization of deferred policy acquisition costs	(1,030)	(916)	(975)
Rent expense	250	244	258
Amortization of other intangible assets	24	23	24
Other operating costs and expenses	1,406	1,438	1,309

Total benefits and other deductions	14,537	8,426	6,321

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(CONTINUED)

	2011	2010	2009
	(In Millions)
Earnings (loss) from continuing operations, before income taxes	$3,335	$3,015	$ (3,079)
Income tax (expense) benefit	(1,022)	(707)	1,272

Earnings (loss) from continuing operations, net of income taxes	2,313	2,308	(1,807)
Earnings (loss) from discontinued operations, net of income taxes	—	—	3

Net earnings (loss)	2,313	2,308	(1,804)
Less: net (earnings) loss attributable to the noncontrolling interest	101	(235)	(359)

Net Earnings (Loss) Attributable to AXA Equitable	$2,414	$2,073	$(2,163)

Amounts attributable to AXA Equitable:
Earnings (loss) from continuing operations, net of income taxes	$2,414	$2,073	$(2,166)
Earnings (loss) from discontinued operations, net of income taxes	—	—	3

Net Earnings (Loss)	$2,414	$2,073	$(2,163)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$2,313	$2,308	$(1,804)

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	378	440	1,331
Defined benefit plans:
Net gain (loss) arising during year	(169)	(121)	(65)
Less: reclassification adjustment for:
Amortization of net (gains) losses included in net periodic cost	94	82	65
Amortization of net prior service credit included in net periodic cost	1	(1)	(3)

Other comprehensive income (loss)—defined benefit plans	(74)	(40)	(3)

Total other comprehensive income (loss), net of income taxes	304	400	1,328

Comprehensive income (loss)	2,617	2,708	(476)

Less: Comprehensive (income) loss attributable to noncontrolling interest	122	(228)	(425)

Comprehensive Income (Loss) Attributable to AXA Equitable	$2,739	$2,480	$(901)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	5,593	5,583	5,184
Sale of AllianceBernstein Units to noncontrolling interest	—	—	(54)
Changes in capital in excess of par value	150	10	453

Capital in excess of par value, end of year	5,743	5,593	5,583

Retained earnings, beginning of year	8,085	6,312	8,413
Net earnings (loss)	2,414	2,073	(2,163)
Stockholder dividends	(379)	(300)	—
Impact of implementing new accounting guidance, net of taxes	—	—	62

Retained earnings, end of year	10,120	8,085	6,312

Accumulated other comprehensive income (loss), beginning of year	(629)	(1,036)	(2,236)
Impact of implementing new accounting guidance, net of taxes	—	—	(62)
Other comprehensive income (loss)	325	407	1,262

Accumulated other comprehensive income (loss), end of year	(304)	(629)	(1,036)

Total AXA Equitable’s equity, end of year	15,561	13,051	10,861

Noncontrolling interest, beginning of year	3,118	3,269	2,897
Purchase of AllianceBernstein Units by noncontrolling interest	1	5	—
Purchase of AllianceBernstein Put	—	—	135
Purchase of noncontrolling interest in consolidated entity	(31)	(5)	—
Repurchase of AllianceBernstein Holding units	(140)	(148)	—
Net earnings (loss) attributable to noncontrolling interest	(101)	235	359
Dividends paid to noncontrolling interest	(312)	(357)	(320)
Other comprehensive income (loss) attributable to noncontrolling interest	(21)	(7)	66
Other changes in noncontrolling interest	189	126	132

Noncontrolling interest, end of year	2,703	3,118	3,269

Total Equity, End of Year	$18,264	$16,169	$14,130

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
Net earnings (loss)	$2,313	$2,308	$(1,804)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	999	950	1,004
Universal life and investment-type product policy fee income	(3,312)	(3,067)	(2,918)
Net change in broker-dealer and customer related receivables/payables	266	125	(1,353)
(Income) loss related to derivative instruments	(2,374)	284	3,079
Change in reinsurance recoverable with affiliate	(242)	(233)	1,486
Investment (gains) losses, net	47	184	(54)
Change in segregated cash and securities, net	(170)	(124)	1,587
Change in deferred policy acquisition costs	3,650	(747)	(860)
Change in future policy benefits	2,110	1,136	(755)
Change in income taxes payable	950	720	(1,223)
Real estate asset write-off charge	5	26	3
Change in the fair value of the reinsurance contract asset	(5,941)	(2,350)	2,566
Amortization of deferred compensation	418	178	88
Amortization of deferred sales commission	38	47	55
Amortization of reinsurance cost	211	274	318
Other depreciation and amortization	146	161	156
Amortization of other intangibles	24	23	24
Other, net	(76)	111	18

Net cash provided by (used in) operating activities	(938)	6	1,417

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,435	2,753	2,058
Sales of investments	1,141	3,398	6,737
Purchases of investments	(7,970)	(7,068)	(8,995)
Cash settlements related to derivative instruments	1,429	(651)	(2,564)
Change in short-term investments	16	(53)	140
Decrease in loans to affiliates	—	3	1
Increase in loans to affiliates	—	—	(250)
Investment in capitalized software, leasehold improvements and
EDP equipment	(104)	(62)	(120)
Other, net	25	(25)	9

Net cash provided by (used in) investing activities	(2,028)	(1,705)	(2,984)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(CONTINUED)

	2011	2010	2009
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,461	$3,187	$3,395
Withdrawals and transfers to Separate Accounts	(821)	(483)	(2,161)
Change in short-term financings	220	(24)	(36)
Change in collateralized pledged liabilities	989	(270)	126
Change in collateralized pledged assets	99	533	(632)
Capital contribution	—	—	439
Shareholder dividends paid	(379)	(300)	—
Repurchase of AllianceBernstein Holding units	(221)	(235)	—
Distribution to noncontrolling interest in consolidated subsidiaries	(312)	(357)	(320)
Other, net	2	11	145

Net cash provided by (used in) financing activities	4,038	2,062	956

Change in cash and cash equivalents	1,072	363	(611)
Cash and cash equivalents, beginning of year	2,155	1,792	2,403

Cash and Cash Equivalents, End of Year	$3,227	$2,155	$1,792

Supplemental cash flow information:
Interest Paid	$16	$19	$17

Income Taxes (Refunded) Paid	$36	$(27)	$44

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

AXA Equitable Life Insurance Company (“AXA Equitable,” and collectively with its consolidated subsidiaries the “Company”) is an indirect, wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial,” and collectively with its consolidated subsidiaries, “AXA Financial Group”). AXA Financial is an indirect wholly owned subsidiary of AXA, a French holding company for an international group of insurance and related financial services companies.

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

The Company’s insurance business is conducted principally by AXA Equitable.

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

On January 6, 2009, AXA America Holdings Inc. (“AXA America”), the holding company for AXA Financial and an indirect wholly owned subsidiary of AXA, purchased the remaining 8.16 million AllianceBernstein Units from SCB Partners, Inc. (“SCB Partners”) at a price of $18.349 per Unit pursuant to the final installment of the buy back agreement (“AB Put”) related to AllianceBernstein’s 2000 acquisition of SCB Inc. (the “Bernstein Acquisition”). As a result of this transaction, noncontrolling interest subject to redemption rights totaling $135 million were reclassified as noncontrolling interests in first quarter 2009.

On March 30, 2009, AXA Financial Group sold 41.9 million limited partnership interests in AllianceBernstein (“AllianceBernstein Units”) to an affiliate of AXA. As a result of the sale, AXA Financial Group’s economic interest in AllianceBernstein was reduced to 46.4% upon completion of this transaction. AXA Equitable’s economic interest remained unchanged at 37.1%. As AXA Equitable remains the General Partner of the limited partnership, AllianceBernstein continues to be consolidated in the Company’s consolidated financial statements.

At December 31, 2011 and 2010, the Company’s economic interest in AllianceBernstein was 37.3% and 35.5%, respectively. At December 31, 2011 and 2010, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 64.6% and 61.4%.

In the first quarter of 2011, AXA sold its 50% interest in AllianceBernstein’s consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, AllianceBernstein purchased that 50% interest from the unaffiliated third party, making this Australian entity an indirect wholly-owned subsidiary. AllianceBernstein purchased the remaining 50% interest for $21 million. As a result, the Company’s Noncontrolling interest decreased $27 million and AXA Equitable’s equity increased $6 million.

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

At December 31, 2011 and 2010, respectively, the Insurance Group’s General Account held $1 million and $1 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities — Revised. At December 31, 2011 and 2010, respectively, as reported in the consolidated balance sheet, these investments included $1 million and $1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2011 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

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

At December 31, 2011, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $23 million in client AUM. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities. AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $100,000 in and prospective investment management fees earned from these entities.

All significant intercompany transactions and balances have been eliminated in consolidation. The years “2011,” “2010” and “2009” refer to the years ended December 31, 2011, 2010 and 2009, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

Adoption of New Accounting Pronouncements

In June 2011, the FASB issued new guidance to amend the existing alternatives for presenting Other comprehensive income (loss) (“OCI”) and its components in financial statements. The amendments eliminate the current option to report OCI and its components in the statement of changes in equity. An entity can elect to present items of net earnings (loss) and OCI in one continuous statement or in two separate, but consecutive statements. This guidance will not change the items that constitute net earnings (loss) and OCI, when an item of OCI must be reclassified to net earnings (loss). The new guidance also called for reclassification adjustments from OCI to be measured and presented by income statement line item in net earnings (loss) and in OCI. This guidance is effective for interim and annual periods beginning after December 15, 2011. Consistent with this guidance, the Company currently presents items of net earnings (loss) and OCI in two consecutive statements. In December 2011, the FASB issued new guidance to defer the portion of the guidance to present components of OCI on the face of the Consolidated statement of earnings (loss).

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

In July 2010, the FASB issued new and enhanced disclosure requirements about the credit quality of financing receivables and the allowance for credit losses with the objective of providing greater transparency of credit risk exposures from lending arrangements in the form of loans and receivables and of accounting policies and methodology used to estimate the allowance for credit losses. These disclosure requirements include both qualitative information about credit risk assessment and monitoring and quantitative information about credit quality during and at the end of the reporting period, including current credit indicators, agings of past-due amounts, and carrying amounts of modified, impaired, and non-accrual loans. Several new terms critical to the application of these disclosures, such as “portfolio segments” and “classes”, were defined by the FASB to provide guidance with respect to the appropriate level of disaggregation for the purpose of reporting this information. Except for disclosures of reporting period activity, or, more specifically, the credit loss allowance rollforward and the disclosures about troubled debt restructurings, all other disclosures required by this standard are to be presented for the annual period ending after December 15, 2010. Disclosures of reporting period activity or, more specifically, the credit loss allowance rollforward, which are effective in the first interim reporting period beginning after December 15, 2010 have been adopted. Comparative disclosures are not required for earlier periods presented for comparative purposes at initial adoption. Implementation of the effective guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued new guidance that modifies the approach and increases the frequency for assessing whether a VIE must be consolidated and requires additional disclosures about an entity’s involvement with VIEs. The guidance removes the quantitative-based risks-and-rewards calculation for identifying the primary beneficiary and, instead, requires a variable-interest holder to qualitatively assess whether it has a controlling financial interest in a VIE, without consideration of kick-out and participating rights unless unilaterally held. Continuous reassessments of whether an enterprise is the primary beneficiary of a VIE are required. For calendar-year consolidated financial statements, this new guidance became effective for interim and annual reporting periods beginning January 1, 2010. All existing consolidation conclusions were required to be recalculated under this new guidance, resulting in the reassessment of certain VIEs in which AllianceBernstein had a minimal financial ownership interest for potential consolidated presentation in the Company’s consolidated financial statements. In January 2010, the FASB deferred portions of this guidance as they relate to asset managers. As such, the Company determined that all entities for which the Company is a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and continue to be assessed for consolidation under the previous guidance for consolidation of VIEs. Implementation of this guidance did not have a material effect on the Company consolidated financial statements.

Beginning second quarter 2009, the Company implemented the new guidance that modified the recognition guidance for other-than-temporary impairments (“OTTI”) of debt securities to make it more operational and expanded the presentation and disclosure of OTTI on debt and equity securities in the financial statements. For available-for-sale (“AFS”) debt securities in an unrealized loss position, the total fair value loss is to be recognized in earnings (loss) as an OTTI if management intends to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery. If these criteria are not met, both qualitative and quantitative assessments are required to evaluate the security’s collectability and determine whether an OTTI is considered to have occurred.

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

Earnings (loss) from continuing operations, net of income taxes, and Net earnings (loss) attributable to AXA Equitable for 2011, 2010 and 2009 reflected increases of $4 million, $18 million and $6 million, respectively, from recognition in OCI of the noncredit portions of OTTI subsequent to initial implementation of this guidance at April 1, 2009. The consolidated financial statements have been modified to separately present the total OTTI recognized in Investment gains (losses), net, with an offset for the amount of noncredit OTTI recognized in OCI, on the face of the consolidated statements of earnings (loss), and to present the OTTI recognized in AOCI on the face of the consolidated statements of equity and comprehensive income (loss) for all periods subsequent to implementation of this guidance. In addition, Note 3 has been expanded to include new disclosures about OTTI for debt securities regarding expected cash flows, and credit losses, including the methodologies and significant inputs used to determine those amounts.

Future Adoption of New Accounting Pronouncements

In December 2011, the FASB issued new and enhanced disclosures about offsetting (netting) of financial instruments and derivatives, including repurchase/reverse repurchase agreements and securities lending/borrowing arrangements, to converge with those required by International Financial Reporting Standards (“IFRS”). The disclosures require presentation in tabular format of gross and net information about assets and liabilities that either are offset (presented net) on the balance sheet or are subject to master netting agreements or similar arrangements providing rights of setoff, such as global master repurchase, securities lending, and derivative clearing agreements, irrespective of whether the assets and liabilities are offset. Financial instruments subject only to collateral agreements are excluded from the scope of these requirements, however, the tabular disclosures are required to include the fair values of financial collateral, including cash, related to master netting agreements or similar arrangements. This guidance is effective for interim and annual periods beginning after January 1, 2013 and is to be applied retrospectively to all comparative prior periods presented. Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB amended its guidance on fair value measurements and disclosure requirements to enhance comparability between U.S. GAAP and IFRS. The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. This guidance is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, an entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and will apply the retrospective method of adoption. Accordingly upon adoption, as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance, the December 31, 2011 balances related to DAC will be reduced by approximately $1.1 billion, income taxes payable will be reduced by approximately $372 million with a corresponding reduction, net of taxes, to Retained earnings and Total equity of approximately $691 million. Upon adoption, for the year ended 2011, the Company’s Earnings (loss), before income taxes would increase by approximately $822 million and Net

Earnings (Loss) Attributable to AXA Equitable would increase by approximately $534 million. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of DAC, and, as such, may initially result in lower earnings in future periods. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s consolidated statements of Earnings (Loss), it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

Closed Block

As a result of demutualization, the Closed Block was established in 1992 for the benefit of certain individual participating policies that were in force on that date. Assets, liabilities and earnings of the Closed Block are specifically identified to support its participating policyholders.

Assets allocated to the Closed Block inure solely to the benefit of the Closed Block policyholders and will not revert to the benefit of AXA Equitable. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of AXA Equitable’s General Account, any of its Separate Accounts or any affiliate of AXA Equitable without the approval of the Superintendent of The New York State Department of Financial Services, Life Bureau (the “NYSDFS”), formerly the New York State Insurance Department. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the General Account.

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

Corporate owned life insurance (“COLI”) has been purchased by the Company on the lives of certain key employees; certain subsidiaries of the Company are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2011 and 2010, the carrying value of COLI was $737 million and $787 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

Short-term investments are reported at amortized cost that approximates fair value and are included in Other invested assets.

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

Valuation Allowances for Mortgage Loans:

For commercial and agricultural loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•

Loan-to-value ratio — Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%. In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio — Derived from actual net operating income divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.
•	Occupancy — Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.
•

Lease expirations — The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•

Maturity — Loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues — Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.
•	Payment status — current vs. delinquent — A history of delinquent payments may be a cause for concern.
•	Property condition — Significant deferred maintenance observed during Lender’s annual site inspections.
•	Other — Any other factors such as current economic conditions may call into question the performance of the loan.

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

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2011 and 2010, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $52 million and $0 million for commercial and $5 million and $3 million for agricultural, respectively.

Troubled Debt Restructuring

When a loan modification is determined to be a troubled debt restructuring, the impairment of the loan is re-measured by discounting the expected cash flows to be received based on the modified terms using the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans. Additionally, the loan continues to be subject to the credit review process noted above.

Derivatives

The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”) and guaranteed withdrawal benefit for life (“GWBL”) features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders’ account balances would support. The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market declines and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For GMDB, GMIB and GWBL, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements. A portion of exposure to realized interest rate volatility is hedged using swaptions and a portion of exposure to realized equity volatility is hedged using equity options and variance swaps. The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

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

In addition to its hedging program that seeks to mitigate economic exposures specifically related to variable annuity contracts with GMDB, GMIB and GWBL features, the Company previously had hedging programs to provide additional protection against the adverse effects of equity market and interest rate declines on its statutory liabilities. At December 31, 2011, there were no outstanding balances in these programs.

The Company periodically, including during 2011, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales. At December 31, 2011 there were no outstanding balances.

The Company also uses equity indexed options to hedge its exposure to equity linked and commodity indexed crediting rates on annuity and life products.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company currently uses swaptions to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

The Company is exposed to equity market fluctuations through investments in Separate Accounts and may enter into derivative contracts specifically to minimize such risk.

At December 31, 2011, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $388 million. At December 31, 2011, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $165 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $37 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at December 31, 2011 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. At December 31, 2011 and December 31, 2010, respectively, the Company held $1,438 million and $512 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating. In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2011, and 2010, respectively, were $4 million and $84 million, for which the Company held collateral of $3 million in 2011, and posted collateral of $99 million in 2010, in the normal operation of its collateral arrangements. If the investment grade related contingent features had been triggered on December 31, 2011, the Company would not have been required to post material collateral to its counterparties.

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

Unrealized investment gains (losses) on fixed maturities and equity securities AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Blocks’ policyholders dividend obligation, DAC related to universal life (“UL”) policies, investment-type products and participating traditional life policies.

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

At December 31, 2011 and 2010, respectively, investments classified as Level 1 comprise approximately 70.2% and 74.2% of invested assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2011 and 2010, respectively, investments classified as Level 2 comprise approximately 28.2% and 24.3% of invested assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. These valuation methodologies have been studied and evaluated by the Company and the resulting prices determined to be representative of exit values. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2011 and 2010, respectively, approximately $1,718 million and $1,726 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

As disclosed in Note 3, at December 31, 2011 and 2010, respectively, the net fair value of freestanding derivative positions is approximately $1,536 million and $540 million or approximately 65.6% and 38.2% of Other invested assets measured at fair value on a recurring basis. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $11 million at December 31, 2011 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at December 31, 2011.

At December 31, 2011 and 2010, respectively, investments classified as Level 3 comprise approximately 1.6% and 1.5% of invested assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2011 and 2010, respectively, were approximately $347 million and $277 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,082 million and $1,251 million of mortgage- and asset-backed securities, including commercial mortgage-backed securities (“CMBS”), are classified as Level 3 at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

Level 3 also includes the GMIB reinsurance asset and the GWBL features’ liability, which are accounted for as derivative contracts. The GMIB reinsurance asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios. The valuations of both the GMIB asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. Using methodology similar to that described for measuring non-performance risk of OTC derivative exposures, incremental adjustment is made to the resulting fair values of the GMIB asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties and of AXA Equitable, respectively. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB asset by $688 million and $147 million at December 31, 2011 and 2010, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL features’ liability embedded derivative at December 31, 2011.

Fair value measurements are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. In 2011 and 2010, no assets were required to be measured at fair value on a non-recurring basis.

Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations. Fair market values of off-balance-sheet financial instruments of the Insurance Group were not material at December 31, 2011 and 2010.

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

Recognition of Insurance Income and Related Expenses

Premiums from UL and investment-type contracts are reported as deposits to policyholders’ account balances. Revenues from these contracts consist of fees assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policyholders’ account balances.

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

For UL products and investment-type products, other than Accumulator® products, DAC is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2011, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (–2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2011, current projections of future average gross market returns assume a 0.0% annualized return for the next quarter, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in six quarters.

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

Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2011, the average rate of assumed investment yields, excluding policy loans, was 5.5% grading to 5.0% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

DAC associated with non-participating traditional life policies is amortized in proportion to anticipated premiums. Assumptions as to anticipated premiums are estimated at the date of policy issue and are consistently applied during the life of the contracts. Deviations from estimated experience are reflected in earnings (loss) in the period such deviations occur. For these contracts, the amortization periods generally are for the total life of the policy. DAC related to these policies is subject to recoverability testing as part of AXA Financial Group’s premium deficiency testing. If a premium deficiency exists, DAC is reduced by the amount of the deficiency or to zero through a charge to current period earnings (loss). If the deficiency exceeds the DAC balance, the reserve for future policy benefits is increased by the excess, reflected in earnings (loss) in the period such deficiency occurs.

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

Policyholders’ Account Balances and Future Policy Benefits

Policyholders’ account balances for UL and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

The Company issues or has issued certain variable annuity products with GMDB and GWBL features. The Company also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that ultimate actual experience will not differ from management’s estimates.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 10.9% for life insurance liabilities and from 2.12% to 10.7% for annuity liabilities.

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

At December 31, 2011, participating policies, including those in the Closed Block, represent approximately 6.8% ($24 billion) of directly written life insurance in-force, net of amounts ceded.

Separate Accounts

Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. The assets and liabilities of six Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements.

The investment results of Separate Accounts, including unrealized gains (losses), on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings (loss). For 2011, 2010 and 2009, investment results of such Separate Accounts were gains (losses) of $(2,928) million, $10,117 million and $15,465 million, respectively.

Deposits to Separate Accounts are reported as increases in Separate Accounts liabilities and are not reported in revenues. Mortality, policy administration and surrender charges on all policies including those funded by Separate Accounts are included in revenues.

The Company reports the General Account’s interests in Separate Accounts as Other equity investments in the consolidated balance sheets.

Recognition of Investment Management Revenues and Related Expenses

Commissions, fees and other income principally include the Investment Management segment’s investment advisory and service fees, distribution revenues and institutional research services revenue. Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”) for certain retail, private client and institutional investment client transactions. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”), for independent research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2011 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2011. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies, and relates principally to the Bernstein Acquisition and purchases of AllianceBernstein units. In accordance with the guidance for Goodwill and Other Intangible Assets, goodwill is tested annually for impairment and at interim periods if events or circumstances indicate an impairment could have occurred.

Intangible assets related to the Bernstein Acquisition and purchases of AllianceBernstein Units include values assigned to contracts of businesses acquired based on their estimated fair value at the time of acquisition, less accumulated amortization. These intangible assets are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. All intangible assets are periodically reviewed for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Other Accounting Policies

Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software that ranges between one and nine years.

AXA Financial and certain of its consolidated subsidiaries and affiliates, including the Company, file a consolidated Federal income tax return. Current Federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
December 31, 2011:
Fixed Maturities:
Corporate	$21,444	$1,840	$147	$23,137	$—
U.S. Treasury, government and agency	3,598	350	—	3,948	—
States and political subdivisions	478	64	2	540	—
Foreign governments	461	65	1	525	—
Commercial mortgage-backed	1,306	7	411	902	22
Residential mortgage-backed (1)	1,556	90	—	1,646	—
Asset-backed (2)	260	15	11	264	6
Redeemable preferred stock	1,106	38	114	1,030	—

Total Fixed Maturities	30,209	2,469	686	31,992	28

Equity securities	18	1	—	19	—

Total at December 31, 2011	$30,227	$2,470	$686	$32,011	$28

December 31, 2010:
Fixed Maturities:
Corporate	$20,494	$1,348	$110	$21,732	$—
U.S. Treasury, government and agency	1,986	18	88	1,916	—
States and political subdivisions	516	11	16	511	—
Foreign governments	502	59	1	560	—
Commercial mortgage-backed	1,473	5	375	1,103	19
Residential mortgage-backed (1)	1,601	67	—	1,668	—
Asset-backed (2)	245	13	12	246	7
Redeemable preferred stock	1,364	23	66	1,321	—

Total Fixed Maturities	28,181	1,544	668	29,057	26

Equity securities	26	—	3	23	—

Total at December 31, 2010	$28,207	$1,544	$671	$29,080	$26

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At December 31, 2011 and 2010, respectively, the Company had trading fixed maturities with an amortized cost of $172 million and $207 million and carrying values of $172 million and $208 million. Gross unrealized gains on trading fixed maturities were $4 million and $3 million and gross unrealized losses were $4 million and $2 million for 2011 and 2010, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2011 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at December 31, 2011

	Amortized Cost	Fair Value
	(In Millions)
Due in one year or less	$2,058	$2,090
Due in years two through five	8,257	8,722
Due in years six through ten	9,881	10,723
Due after ten years	5,785	6,615

Subtotal	25,981	28,150
Commercial mortgage-backed securities	1,306	902
Residential mortgage-backed securities	1,556	1,646
Asset-backed securities	260	264

Total	$29,103	$30,962

The Company recognized OTTI on AFS fixed maturities as follows:

	December 31,
	2011	2010	2009
	(In Millions)
Credit losses recognized in earnings (loss) (1)	$(32)	$(282)	$(168)
Non-credit losses recognized in OCI	(4)	(18)	(6)

Total OTTI	$ (36)	$ (300)	$ (174)

(1)

During 2011, 2010 and 2009, respectively, included in credit losses recognized in earnings (loss) were OTTI of $0 million, $6 million and $3 million related to AFS fixed maturities as the Company intended to sell or expected to be required to sell these impaired fixed maturities prior to recovering their amortized cost.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities—Credit Loss Impairments

	2011	2010
	(In Millions)
Balances at January 1,	$(329)	$(146)
Previously recognized impairments on securities that matured, paid, prepaid or sold	29	99
Recognized impairments on securities impaired to fair value this period (1)	—	(6)
Impairments recognized this period on securities not previously impaired	(27)	(268)
Additional impairments this period on securities previously impaired	(5)	(8)
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—

Balances at December 31,	$(332)	$(329)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2011	2010
	(In Millions)
AFS Securities:
Fixed maturities:
With OTTI loss	$(47)	$(16)
All other	1,830	892
Equity securities	1	(3)

Net Unrealized Gains (Losses)	$1,784	$873

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2011	$(16)	$3	$2	$4	$(7)
Net investment gains (losses) arising during the period	(32)	—	—	—	(32)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	5	—	—	—	5
Excluded from Net earnings (loss) (1)	(4)	—	—	—	(4)
Impact of net unrealized investment gains (losses) on:
DAC	—	2	—	—	2
Deferred income taxes	—	—	—	8	8
Policyholders liabilities	—	—	4	—	4

Balance, December 31, 2011	$(47)	$5	$6	$12	$(24)

Balance, January 1, 2010	$(11)	$5	$—	$2	$(4)
Net investment gains (losses) arising during the period	3	—	—	—	3
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	9	—	—	—	9
Excluded from Net earnings (loss) (1)	(17)	—	—	—	(17)
Impact of net unrealized investment gains (losses) on:
DAC	—	(2)	—	—	(2)
Deferred income taxes	—	—	—	2	2
Policyholders liabilities	—	—	2	—	2

Balance, December 31, 2010	$(16)	$3	$2	$4	$(7)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)
Balance, January 1, 2011	$889	$(135)	$ (121)	$ (223)	$410
Net investment gains (losses) arising during the period	915	—	—	—	915
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	23	—	—	—	23
Excluded from Net earnings (loss) (1)	4	—	—	—	4
Impact of net unrealized investment gains (losses) on:
DAC	—	(81)	—	—	(81)
Deferred income taxes	—	—	—	(207)	(207)
Policyholders liabilities	—	—	(264)	—	(264)

Balance, December 31, 2011	$1,831	$(216)	$(385)	$(430)	$800

Balance, January 1, 2010	$(6)	$(21)	$—	$32	$5
Net investment gains (losses) arising during the period	680	—	—	—	680
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	198	—	—	—	198
Excluded from Net earnings (loss) (1)	17	—	—	—	17
Impact of net unrealized investment gains (losses) on:
DAC	—	(114)	—	—	(114)
Deferred income taxes	—	—	—	(255)	(255)
Policyholders liabilities	—	—	(121)	—	(121)

Balance, December 31, 2010	$889	$(135)	$(121)	$ (223)	$410

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 535 issues at December 31, 2011 and the 550 issues at December 31, 2010 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
December 31, 2011:
Fixed Maturities:
Corporate	$1,910	$(96)	$389	$(51)	$2,299	$(147)
U.S. Treasury, government and agency	149	—	—	—	149	—
States and political subdivisions	—	—	18	(2)	18	(2)
Foreign governments	30	(1)	5	—	35	(1)
Commercial mortgage-backed	79	(27)	781	(384)	860	(411)
Residential mortgage-backed	—	—	1	—	1	—
Asset-backed	49	—	44	(11)	93	(11)
Redeemable preferred stock	341	(28)	325	(86)	666	(114)

Total	$2,558	$ (152)	$ 1,563	$ (534)	$ 4,121	$ (686)

December 31, 2010:
Fixed Maturities:
Corporate	$1,999	$(68)	$394	$(42)	$2,393	$(110)
U.S. Treasury, government and agency	820	(42)	171	(46)	991	(88)
States and political subdivisions	225	(9)	33	(7)	258	(16)
Foreign governments	77	(1)	10	—	87	(1)
Commercial mortgage-backed	46	(3)	936	(372)	982	(375)
Residential mortgage-backed	157	—	2	—	159	—
Asset-backed	23	—	65	(12)	88	(12)
Redeemable preferred stock	345	(7)	689	(59)	1,034	(66)

Total	$3,692	$(130)	$2,300	$(538)	$5,992	$(668)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2011 and 2010 were $139 million and $142 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2011 and 2010, respectively, approximately $2,179 million and $2,303 million, or 7.2% and 8.2%, of the $30,210 million and $28,181 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $455 million and $361 million at December 31, 2011 and 2010, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At December 31, 2011 and 2010, respectively, the Company owned $23 million and $30 million in RMBS backed by subprime residential mortgage loans, and $13 million and $17 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2011, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $6 million.

At December 31, 2011 and 2010, respectively, the amortized cost of the Company’s trading account securities was $1,014 million and $482 million with respective fair values of $982 million and $506 million. Also at December 31, 2011 and 2010, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $48 million and $42 million and costs of $50 million and $41 million as well as other equity securities with carrying values of $19 million and $23 million and costs of $18 million and $26 million.

In 2011, 2010 and 2009, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $(42) million, $39 million and $133 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $141 million and $0 million at December 31, 2011 and 2010, respectively. Gross interest income on these loans included in net investment income (loss) totaled $7 million, $0 million and $0 million in 2011, 2010 and 2009, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $7 million, $0 million and $0 million in 2011, 2010 and 2009, respectively.

Troubled Debt Restructurings

In 2011, the two loans shown in the table below were modified to interest only payments until February 1, 2012 and October 1, 2013 at which time the loans revert to their normal amortizing payment. On one of the loans, a $4 million letter of credit was cashed to reduce the principal balance. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring—Modifications

December 31, 2011

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	145	141

Total	2	$145	$141

There were no default payments on the above loans during 2011.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for 2011, 2010 and 2009 are as follows:

	Commercial Mortgage Loans
	2011	2010	2009
	(In Millions)
Allowance for credit losses:
Beginning Balance, January 1,	$18	$—	$—
Charge-offs	—	—	—
Recoveries	(8)	—	—
Provision	22	18	—

Ending Balance, December 31,	$32	$18	$—

Ending Balance, December 31,:
Individually Evaluated for Impairment	$32	$18	$—

Collectively Evaluated for Impairment	$—	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—	$—

There were no allowances for credit losses for agricultural mortgage loans in 2011, 2010 and 2009.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at December 31, 2011 and 2010, respectively.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loan
	(In Millions)
Commercial Mortgage Loans (1)
0% - 50%	$182	$—	$33	$30	$31	$—	$276
50% - 70%	201	252	447	271	45	—	1,216
70% - 90%	—	41	280	318	213	—	852
90% plus	—	—	84	135	296	117	632

Total Commercial Mortgage Loans	$383	$293	$844	$754	$585	$117	$2,976

Agricultural Mortgage Loans (1)
0% - 50%	$150	$89	$175	$247	$190	$8	$859
50% - 70%	68	15	101	158	82	45	469
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$218	$104	$276	$406	$272	$61	$1,337

Total Mortgage Loans (1)
0% - 50%	$332	$89	$208	$277	$221	$8	$1,135
50% - 70%	269	267	548	429	127	45	1,685
70% - 90%	—	41	280	319	213	8	861
90% plus	—	—	84	135	296	117	632

Total Mortgage Loans	$601	$397	$1,120	$1,160	$857	$178	$4,313

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2010

	Debt Service Coverage Ratio
Loan-to-Value Ratio: (2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loan
	(In Millions)
Commercial Mortgage Loans (1)
0% - 50%	$59	$—	$—	$52	$—	$—	$111
50% - 70%	32	109	111	72	55	—	379
70% - 90%	194	35	406	402	124	50	1,211
90% plus	—	—	87	24	402	61	574

Total Commercial Mortgage Loans	$285	$144	$604	$550	$581	$111	$2,275

Agricultural Mortgage Loans (1)
0% - 50%	$155	$80	$162	$243	$186	$5	$831
50% - 70%	52	13	134	150	107	24	480
70% - 90%	—	—	—	—	—	—	—
90% plus	—	—	—	—	3	—	3

Total Agricultural Mortgage Loans	$207	$93	$296	$393	$296	$29	$1,314

Total Mortgage Loans (1)
0% - 50%	$214	$80	$162	$295	$186	$5	$942
50% - 70%	84	122	245	222	162	24	859
70% - 90%	194	35	406	402	124	50	1,211
90% plus	—	—	87	24	405	61	577

Total Mortgage Loans	$492	$237	$900	$943	$877	$140	$3,589

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2011 and 2010, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)
December 31, 2011
Commercial	$61	$—	$—	$61	$2,915	$2,976	$—
Agricultural	5	1	7	13	1,324	1,337	3

Total Mortgage Loans	$66	$1	$7	$74	$4,239	$4,313	$3

December 31, 2010
Commercial	$—	$—	$—	$—	$2,275	$2,275	$—
Agricultural	—	—	5	5	1,309	1,314	3

Total Mortgage Loans	$—	$—	$5	$5	$3,584	$3,589	$3

The following table provides information relating to impaired loans at December 31, 2011 and 2010, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized
	(In Millions)
December 31, 2011:
With no related allowance recorded:
Commercial mortgage loans—other	$—	$—	$—	$—	$—
Agricultural mortgage loans	5	5	—	5	—

Total	$5	$5	$—	$5	$—

With related allowance recorded:
Commercial mortgage loans—other	$202	$202	$(32)	$152	$8
Agricultural mortgage loans	—	—	—	—	—

Total	$202	$202	$(32)	$152	$8

December 31, 2010:
With no related allowance recorded:
Commercial mortgage loans—other	$—	$—	$—	$—	$—
Agricultural mortgage loans	3	3	—	—	—

Total	$3	$3	$—	$—	$—

With related allowance recorded:
Commercial mortgage loans—other	$122	$122	$(18)	$24	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$122	$122	$(18)	$24	$2

(1)	Represents a five-quarter average of recorded amortized cost.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through direct ownership and through investments in real estate joint ventures.

Accumulated depreciation on real estate was $0 million and $0 million at December 31, 2011 and 2010, respectively. Depreciation expense on real estate totaled $0 million, $0 million and $8 million for 2011, 2010 and 2009, respectively.

At December 31, 2011 and 2010, AXA Equitable’s equity real estate portfolio had no valuation allowances.

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,587 million and $1,459 million, respectively, at December 31, 2011 and 2010. Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $91 million and $131 million, respectively, at December 31, 2011 and 2010. The Company’s total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $179 million, $173 million and $(78) million, respectively, for 2011, 2010 and 2009.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10 million or greater and an equity interest of 10.0% or greater (3 and 3 individual ventures at December 31, 2011 and 2010, respectively) and the Company’s carrying value and equity in net earnings (loss) for those real estate joint ventures and limited partnership interests:

		December 31,
		2011	2010
		(In Millions)
BALANCE SHEETS
Investments in real estate, at depreciated cost		$584	$557
Investments in securities, generally at fair value		51	40
Cash and cash equivalents		10	4
Other assets		13	62

Total Assets		$658	$663

Borrowed funds—third party		$372	$299
Other liabilities		6	7

Total liabilities		378	306

Partners’ capital		280	357

Total Liabilities and Partners’ Capital		$658	$663

The Company’s Carrying Value in These Entities Included Above		$169	$196

	2011	2010	2009
	(In Millions)
STATEMENTS OF EARNINGS (LOSS)
Revenues of real estate joint ventures	$111	$110	$30
Net revenues of other limited partnership interests	6	3	(5)
Interest expense—third party	(21)	(22)	(7)
Other expenses	(61)	(59)	(17)

Net Earnings (Loss)	$35	$32	$1

The Company’s Equity in Net Earnings (Loss) of These Entities Included Above	$20	$18	$2

Derivatives

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2011

	Notional Amount	Fair Value		Gains (Losses) Reported In Earnings (Loss)
		Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts: (1)
Futures	$6,443	$—	$2	$(34)
Swaps	784	10	21	33
Options	1,211	92	85	(20)

Interest rate contracts: (1)
Floors	3,000	327	—	139
Swaps	9,826	503	317	590
Futures	11,983	—	—	849
Swaptions	7,354	1,029	—	817

Other freestanding contracts: (1)
Foreign currency Contracts	38	—	—	—

Net investment income (loss)				2,374

Embedded derivatives:
GMIB reinsurance contracts (2)	—	10,547	—	5,941

GWBL and other features (3)	—	—	227	(189)

Balances, December 31, 2011	$40,639	$12,508	$652	$8,126

(1)	Reported in Other invested assets or Other liabilities in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

Derivative Instruments by Category

At or For the Year Ended December 31, 2010

	Notional Amount	Fair Value		Gains (Losses) Reported In Earnings (Loss)
		Asset Derivatives	Liability Derivatives
	(In Millions)
Freestanding derivatives:
Equity contracts: (1)
Futures	$3,772	$—	$—	$(815)
Swaps	734	—	27	(79)
Options	1,070	5	1	(49)

Interest rate contracts: (1)
Floors	9,000	326	—	157
Swaps	5,352	201	134	250
Futures	5,151	—	—	289
Swaptions	4,479	171	—	(38)

Other freestanding contracts: (1)
Foreign currency contracts	133	—	1	1

Net investment income (loss)				(284)

Embedded derivatives:
GMIB reinsurance contracts (2)	—	4,606	—	2,350

GWBL and other features (3)	—	—	38	17

Balances, December 31, 2010	$29,691	$5,309	$201	$2,083

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Other assets in the consolidated balance sheets.
(3)	Reported in Future policy benefits and other policyholder liabilities.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill related to AllianceBernstein totaled $3,472 million and $3,456 million at December 31, 2011 and 2010, respectively. The Company annually tests this goodwill for recoverability at December 31, first by comparing the fair value of its investment in AllianceBernstein, the reporting unit, to its carrying value and further by measuring the amount of impairment loss only if the result indicates a potential impairment. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AllianceBernstein as compared to its carrying value and thereby require re-performance of its annual impairment testing.

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its investment in AllianceBernstein for purpose of goodwill impairment testing. The cash flows used in this technique are sourced from AllianceBernstein’s current business plan and projected thereafter over the estimated life of the goodwill asset by applying an annual growth rate assumption. The present value amount that results from discounting these expected cash flows is then adjusted to reflect the noncontrolling interest in AllianceBernstein as well as taxes incurred at the Company level in order to determine the fair value of its investment in AllianceBernstein. At December 31, 2011 and 2010, the Company determined that goodwill was not impaired as the fair value of its investment in AllianceBernstein exceeded its carrying value at each respective date. Similarly, no impairments resulted from the Company’s interim assessments of goodwill recoverability during the periods then ended.

The gross carrying amount of AllianceBernstein related intangible assets was $561 million and $559 million at December 31, 2011 and 2010, respectively and the accumulated amortization of these intangible assets were $336 million and $313 million at December 31, 2011 and 2010, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $23 million, $24 million and $24 million for 2011, 2010 and 2009, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $24 million.

At December 31, 2011 and 2010, respectively, net deferred sales commissions totaled $60 million and $76 million and are included within the Investment Management segment’s Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2011 net asset balance for each of the next five years is $26 million, $18 million, $11 million, $4 million and $1 million. AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2011, AllianceBernstein determined that the deferred sales commission asset was not impaired.

In 2011, AllianceBernstein made two acquisitions, Pyrander Capital Management LLC and Taiwan International Investment Management Co., both investment management companies. The purchase price of these acquisitions was $25 million, consisting of $21 million of cash payments and $4 million payable over the next two years. The excess of purchase price over current fair value of identifiable net assets acquired resulted in the recognition of $15 million of goodwill as of December 31, 2011.

On October 1, 2010, AllianceBernstein acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition was $49 million, consisting of $14 million of cash payments, $3 million of assumed deferred compensation liabilities and $32 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $2 million to SunAmerica based on its assets under management transferred to AllianceBernstein in the acquisition and the net present value of projected revenue sharing payments of $36 million based on projected newly-raised AUM by the acquired group. This contingent consideration payable was offset by $4 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46 million of goodwill. During 2011, no adjustments were made to the contingent consideration payable.

5)	CLOSED BLOCK

Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2011	2010
	(In Millions)
CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,121	$8,272
Policyholder dividend obligation	260	119
Other liabilities	86	142

Total Closed Block liabilities	8,467	8,533

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,342 and $5,416)	5,686	5,605
Mortgage loans on real estate	1,205	981
Policy loans	1,061	1,119
Cash and other invested assets	30	281
Other assets	207	245

Total assets designated to the Closed Block	8,189	8,231

Excess of Closed Block liabilities over assets designated to the Closed Block	278	302

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(33) and $(28) and policyholder dividend obligation of $(260) and $(119)	62	53

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$340	$355

AXA Equitable’s Closed Block revenues and expenses follow:

	2011	2010	2009
	(In Millions)
REVENUES:
Premiums and other income	$354	$365	$382
Investment income (loss) (net of investment expenses of $0, $0 and $1)	438	468	482
Investment gains (losses), net:
Total Other-than-temporary impairment losses	(12)	(31)	(10)
Portion of loss recognized in other comprehensive income (loss)	—	1	—

Net impairment losses recognized	(12)	(30)	(10)
Other investment gains (losses), net	2	7	—

Total investment gains (losses), net	(10)	(23)	(10)

Total revenues	782	810	854

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	757	776	812
Other operating costs and expenses	2	2	2

Total benefits and other deductions	759	778	814

Net revenues, before income taxes	23	32	40
Income tax (expense) benefit	(8)	(11)	(14)

Net Revenues	$15	$21	$26

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2011	2010
	(In Millions)
Balances, beginning of year	$119	$—
Unrealized investment gains (losses)	141	119

Balances, End of year	$260	$119

Impaired mortgage loans along with the related investment valuation allowances follows:

	December 31,
	2011	2010
	(In Millions)
Impaired mortgage loans with investment valuation allowances	$61	$62
Impaired mortgage loans without investment valuation allowances	2	3

Recorded investment in impaired mortgage loans	63	65
Investment valuation allowances	(9)	(7)

Net Impaired Mortgage Loans	$54	$58

During 2011, 2010 and 2009, AXA Equitable’s Closed Block’s average recorded investment in impaired mortgage loans were $63 million, $13 million and $0 million, respectively. Interest income recognized on these impaired mortgage loans totaled $3 million, $1 million and $0 million for 2011, 2010 and 2009, respectively.

Valuation allowances on mortgage loans at December 31, 2011 and 2010 were $9 million and $7 million, respectively.

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2011	2010
	(In Millions)

Balance, beginning of year	$772	$795
Contractholder bonus interest credits deferred	34	39
Amortization charged to income	(88)	(62)

Balance, End of Year	$718	$772

7)	FAIR VALUE DISCLOSURES

Assets and liabilities are measured at fair value on a recurring basis and are summarized below:

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$22,698	$432	$23,137
U.S. Treasury, government and agency	—	3,948	—	3,948
States and political subdivisions	—	487	53	540
Foreign governments	—	503	22	525
Commercial mortgage-backed	—	—	902	902
Residential mortgage-backed (1)	—	1,632	14	1,646
Asset-backed (2)	—	92	172	264
Redeemable preferred stock	203	813	14	1,030

Subtotal	210	30,173	1,609	31,992

Other equity investments	66	—	77	143
Trading securities	457	525	—	982
Other invested assets:
Short-term investments	—	132	—	132
Swaps	—	177	(2)	175
Futures	(2)	—	—	(2)
Options	—	7	—	7
Floors	—	327	—	327
Swaptions	—	1,029	—	1,029

Subtotal	(2)	1,672	(2)	1,668

Cash equivalents	2,475	—	—	2,475
Segregated securities	—	1,280	—	1,280
GMIB reinsurance contracts	—	—	10,547	10,547
Separate Accounts’ assets	83,672	2,532	215	86,419

Total Assets	$86,878	$36,182	$12,446	$135,506

Liabilities
GWBL and other features’ liability	—	—	227	227

Total Liabilities	$—	$—	$227	$227

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$21,405	$320	$21,732
U.S. Treasury, government and agency	—	1,916	—	1,916
States and political subdivisions	—	462	49	511
Foreign governments	—	539	21	560
Commercial mortgage-backed	—	—	1,103	1,103
Residential mortgage-backed (1)	—	1,668	—	1,668
Asset-backed (2)	—	98	148	246
Redeemable preferred stock	207	1,112	2	1,321

Subtotal	214	27,200	1,643	29,057

Other equity investments	77	24	73	174
Trading securities	425	81	—	506
Other invested assets:
Short-term investments	—	148	—	148
Swaps	—	40	—	40
Options	—	4	—	4
Floors	—	326	—	326
Swaptions	—	171	—	171

Subtotal	—	689	—	689

Cash equivalents	1,693	—	—	1,693
Segregated securities	—	1,110	—	1,110
GMIB reinsurance contracts	—	—	4,606	4,606
Separate Accounts’ assets	89,647	2,160	207	92,014

Total Assets	$92,056	$31,264	$6,529	$129,849

Liabilities
GWBL and other features’ liability	$—	$—	$38	$38

Total Liabilities	$—	$—	$38	$38

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

In 2011, AFS fixed maturities with fair values of $51 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $171 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 1.3% of total equity at December 31, 2011. In 2011, the trading restriction period for one of the Company’s public securities lapsed, and as a result, $24 million was transferred from a Level 2 classification to a Level 1 classification.

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

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2011 and 2010, respectively.

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2011	$320	$49	$21	$1,103	$—	$148
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	2	—	—
Investment gains (losses), net	—	—	—	(30)	—	1

Subtotal	1	—	—	(28)	—	1

Other comprehensive income (loss)	(2)	5	(1)	(34)	(1)	2
Purchases	117	—	1	—	—	21
Issuances	—	—	—	—	—	—
Sales	(52)	(2)	—	(139)	(5)	(33)
Settlements	—	—	—	—	—	—
Transfers into Level 3 (2)	100	1	1	—	20	33
Transfers out of Level 3 (2)	(52)	—	—	—	—	—

Balance, December 31, 2011 (1)	$432	$53	$22	$902	$14	$172

Balance, January 1, 2010	$466	$47	$21	$1,490	$—	$217
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	4	—	—	2	—	—
Investment gains (losses), net	6	—	—	(271)	—	1

Subtotal	$10	$—	$—	$(269)	$—	$1

Other comprehensive income (loss)	3	3	—	119	—	14
Purchases/issuances	22	—	—	—	—	—
Sales/settlements	(88)	(1)	—	(237)	—	(40)
Transfers into/out of Level 3 (2)	(93)	—	—	—	—	(44)

Balance, December 31, 2010 (1)	$320	$49	$21	$1,103	$—	$148

(1)	There were no U.S. Treasury, government and agency securities classified as Level 3 at December 31, 2011 and 2010.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeem- able Preferred Stock	Other Equity Investments (1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2011	$2	$73	$—	$4,606	$207	$38
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	(2)	—	—	—
Investment gains (losses), net	—	1	—	—	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	—	5,737	17	—
Policyholders’ benefits	—	—	—	—	—	170

Subtotal	—	1	(2)	5,737	17	170

Other comprehensive income (loss)	(1)	6	—	—	—	—
Purchases	—	2	—	204	4	19
Issuances	—	—	—	—	—	—
Sales	(2)	(5)	—	—	(11)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3 (2)	15	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—	—

Balance, December 31, 2011	$14	$77	$(2)	$10,547	$215	$227

Balance, January 1, 2010	$12	$2	$300	$2,256	$230	$55
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	4	—	—	—	(22)	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	—	2,150	—	—
Policyholders’ benefits	—	—	—	—	—	(34)

Subtotal	$4	$—	$—	$2,150	$(22)	$(34)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases/issuances	—	60	—	200	2	17
Sales/settlements	(14)	(1)	—	—	(8)	—
Transfers into/out of Level 3 (2)	—	12	(300)	—	5	—

Balance, December 31, 2010	$2	$73	$—	$4,606	$207	$38

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2011 and 2010 by category for Level 3 assets and liabilities still held at December 31, 2011 and 2010, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Full Year 2011
Still Held at December 31, 2011: (1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$1	$—
State and political subdivisions	—	—	—	5	—
Foreign governments	—	—	—	(1)	—
Commercial mortgage-backed	—	—	—	(40)	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	(2)	—

Subtotal	$—	$—	$—	$(35)	$—

Equity securities, available-for-sale	—	—	—	—	—
Other invested assets	—	—	—	—	—
GMIB reinsurance contracts	—	—	5,941	—	—
Separate Accounts’ assets	—	18	—	—	—
GWBL and other features’ liability	—	—	—	—	(189)

Total	$—	$18	$5,941	$(35)	$(189)

Level 3 Instruments
Full Year 2010
Still Held at December 31, 2010: (1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$10	$—
State and political subdivisions	—	—	—	2	—
Foreign governments	—	—	—	1	—
Commercial mortgage-backed	—	—	—	92	—
Asset-backed	—	—	—	13	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$118	$—

Equity securities, available-for-sale	—	—	—	—	—
Other invested assets	—	—	—	—	—
GMIB reinsurance contracts	—	—	2,350	—	—
Separate Accounts’ assets	—	(21)	—	—	—
GWBL and other features’ liability	—	—	—	—	17

Total	$—	$(21)	$2,350	$118	$17

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at December 31, 2011 and 2010.

The carrying values and fair values for financial instruments not otherwise disclosed in Notes 3, 5, 12 and 14 are presented in the table below.

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Millions)
Consolidated:
Mortgage loans on real estate	$4,281	$4,432	$3,571	$3,669
Other limited partnership interests	1,582	1,582	1,451	1,451
Policyholders liabilities:
Investment contracts	2,549	2,713	2,609	2,679
Long-term debt	200	220	200	228
Loans to affiliates	1,041	1,097	1,045	1,101
Closed Blocks:
Mortgage loans on real estate	$1,205	$1,254	$981	$1,015
Other equity investments	1	1	1	1
SCNILC liability	6	6	7	7

8)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts—GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)
Balance at January 1, 2009	$981	$1,980	$2,961
Paid guarantee benefits	(249)	(58)	(307)
Other changes in reserve	355	(364)	(9)

Balance at December 31, 2009	1,087	1,558	2,645
Paid guarantee benefits	(208)	(45)	(253)
Other changes in reserve	386	798	1,184

Balance at December 31, 2010	1,265	2,311	3,576
Paid guarantee benefits	(203)	(47)	(250)
Other changes in reserve	531	1,866	2,397

Balance at December 31, 2011	$1,593	$4,130	$5,723

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)
Balance at January 1, 2009	$327
Paid guarantee benefits	(86)
Other changes in reserve	164

Balance at December 31, 2009	405
Paid guarantee benefits	(81)
Other changes in reserve	209

Balance at December 31, 2010	533
Paid guarantee benefits	(81)
Other changes in reserve	264

Balance at December 31, 2011	$716

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2011 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,194	$218	$119	$459	$12,990
Separate Accounts	$27,460	$6,878	$3,699	$32,157	$70,194
Net amount at risk, gross	$1,642	$1,400	$2,944	$14,305	$20,291
Net amount at risk, net of amounts reinsured	$1,642	$879	$2,003	$5,964	$10,488
Average attained age of contractholders	49.2	63.3	68.7	63.9	53.3
Percentage of contractholders over age 70	2.8%	27.6%	47.2%	28.5%	10.4%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%
GMIB:
Account values invested in:
General Account	N/A	N/A	$26	$583	$609
Separate Accounts	N/A	N/A	$2,479	$43,408	$45,887
Net amount at risk, gross	N/A	N/A	$2,039	$9,186	$11,225
Net amount at risk, net of amounts reinsured	N/A	N/A	$603	$2,520	$3,123
Weighted average years remaining until annuitization	N/A	N/A	0.4	5.3	4.9
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL and other guaranteed benefits related liability, not included above, was $227 million and $38 million at December 31, 2011 and 2010, respectively, which is accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2011	2010
	(In Millions)
GMDB:
Equity	$46,207	$48,904
Fixed income	3,810	3,980
Balanced	19,525	22,230
Other	652	713

Total	$70,194	$75,827

GMIB:
Equity	$29,819	$31,837
Fixed income	2,344	2,456
Balanced	13,379	15,629
Other	345	370

Total	$45,887	$50,292

C) Hedging Programs for GMDB, GMIB and GWBL Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At December 31, 2011, the total account value and net amount at risk of the hedged variable annuity contracts were $36,090 million and $8,246 million, respectively, with the GMDB feature and $19,527 million and $2,545 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net investment income (loss) in the period in which they occur, and may contribute to earnings (loss) volatility.

D) Variable and Interest-Sensitive Life Insurance Policies—No Lapse Guarantee

The no lapse guarantee feature contained in variable and interest-sensitive life insurance policies keeps them in force in situations where the policy value is not sufficient to cover monthly charges then due. The no lapse guarantee remains in effect so long as the policy meets a contractually specified premium funding test and certain other requirements.

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities, and the related reinsurance ceded.

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)
Balance at January 1, 2009	$203	$ (153)	$50
Other changes in reserves	52	(21)	31

Balance at December 31, 2009	255	(174)	81
Other changes in reserves	120	(57)	63

Balance at December 31, 2010	375	(231)	144
Other changes in reserves	95	(31)	64

Balance at December 31, 2011	$470	$ (262)	$208

9)	REINSURANCE AGREEMENTS

The Insurance Group assumes and cedes reinsurance with other insurance companies. The Insurance Group evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

The Insurance Group reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Insurance Group maintains a maximum retention on each single-life policy of $25 million and on each second-to-die policy of $30 million with the excess 100% reinsured. The Insurance Group also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.

At December 31, 2011, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 5.1% and 43.2%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 22.9% and 49.3%, respectively, of its current liability exposure resulting from the GMIB feature. See Note 8.

Based on management’s estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2011 and 2010 were $10,547 million and $4,606 million, respectively. The increases (decreases) in estimated fair value were $5,941 million, $2,350 million and $(2,566) million for 2011, 2010 and 2009, respectively.

At December 31, 2011 and 2010, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $2,383 million and $2,332 million, of which $1,959 million and $1,913 million related to two specific reinsurers, which are rated A/A- with the remainder of the reinsurers rated BBB and above or not rated. At December 31, 2011 and 2010, affiliated reinsurance recoverables related to insurance contracts amounted to $1,159 million and $920 million, respectively. A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

Reinsurance payables related to insurance contracts totaling $73 million and $74 million are included in other liabilities in the consolidated balance sheets at December 31, 2011 and 2010, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $177 million and $195 million at December 31, 2011 and 2010, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. Reinsurance assumed reserves at December 31, 2011 and 2010 were $703 million and $685 million, respectively.

The following table summarizes the effect of reinsurance:

	2011	2010	2009
	(In Millions)
Direct premiums	$908	$903	$838
Reinsurance assumed	210	213	202
Reinsurance ceded	(585)	(586)	(609)

Premiums	$533	$530	$431

Universal Life and Investment-type Product Policy Fee Income Ceded	$221	$210	$197

Policyholders’ Benefits Ceded	$510	$536	$485

Interest Credited to Policyholders’ Account Balances Ceded	$—	$—	$—

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $92 million and $90 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, respectively, $1,684 million and $1,622 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group. Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2011	2010	2009
	(In Millions)
Incurred benefits related to current year	$24	$30	$38
Incurred benefits related to prior years	18	10	6

Total Incurred Benefits	$42	$40	$44

Benefits paid related to current year	$15	$12	$13
Benefits paid related to prior years	24	30	34

Total Benefits Paid	$39	$42	$47

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2011	2010
	(In Millions)
Short-term debt:
AllianceBernstein commercial paper (with interest rates of 0.2% and 0.3%)	$445	$225

Total short-term debt	445	225

Long-term debt:
AXA Equitable:
Surplus Notes, 7.7%, due 2015	200	200

Total long-term debt	200	200

Total Short-term and Long-term Debt	$645	$425

Short-term Debt

AXA Equitable is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet their membership requirement ($11 million, as of December 31, 2011). Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings. AXA Equitable’s borrowing capacity with FHLBNY is $1,000 million. As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral. At December 31, 2011, there were no outstanding borrowings from FHLBNY.

In December 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1,000 million with SCB LLC as an additional borrower.

The 2010 AB Credit Facility replaced AllianceBernstein’s existing $1,950 million of committed credit lines (comprised of two separate lines –a $1,000 million committed, unsecured revolving credit facility in the name of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 AB Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 AB Credit Facility.

The 2010 AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1,000 million commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 AB Credit Facility and management expects to draw on the 2010 AB Credit Facility from time to time.

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

The 2010 AB Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. Amounts under the 2010 AB Credit Facility may be borrowed, repaid and re-borrowed by either company from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AllianceBernstein are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the 2010 AB Credit Facility bear interest at a rate per annum, which will be, at AllianceBernstein’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate (“LIBOR”); a floating base rate; or the Federal Funds rate.

On January 17, 2012, the 2010 AB Credit Facility was amended and restated. The principal amount was amended to $900 million from the original principal amount of $1,000 million. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 AB Credit Facility has been extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment.

As of December 31, 2011 and 2010, AllianceBernstein had no amounts outstanding under the 2010 AB Credit Facility or the previous revolving credit facilities, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million while three lines have no stated limit.

Long-term Debt

At December 31, 2011, the Company was not in breach of any long-term debt covenants.

11)	RELATED PARTY TRANSACTIONS

Loans to Affiliates

In September 2007, AXA issued $650 million in 5.4% Senior Unsecured Notes to AXA Equitable. These notes pay interest semi-annually and were scheduled to mature on September 30, 2012. In March 2011, the maturity date of these notes was extended to December 30, 2020 and the interest rate was increased to 5.7%.

In June 2009, AXA Equitable sold real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. The $439 million after-tax excess of the property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

Loans from Affiliates

In 2005, AXA Equitable issued a surplus note to AXA Financial in the amount of $325 million with an interest rate of 6.0% and a maturity date of December 1, 2035. Interest on this note is payable semi-annually.

In November 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable. The note pays interest semi-annually and matures on December 1, 2018.

In December 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable. The note pays interest semi-annually and matures on December 1, 2018.

Other Transactions

The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $14 million, $59 million and $56 million, respectively, for 2011, 2010 and 2009.

In 2011, 2010 and 2009, respectively, the Company paid AXA Distribution and its subsidiaries $641 million, $647 million and $634 million of commissions and fees for sales of insurance products. The Company charged AXA Distribution’s subsidiaries $413 million, $428 million and $402 million, respectively, for their applicable share of operating expenses in 2011, 2010 and 2009, pursuant to the Agreements for Services.

The Company currently reinsures to AXA Bermuda a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Bermuda also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Bermuda provide important capital management benefits to AXA Equitable. At December 31, 2011 and 2010, the Company’s GMIB reinsurance asset with AXA Bermuda had carrying values of $8,129 million and $3,384 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums in 2011, 2010 and 2009 related to the UL and no lapse guarantee riders totaled approximately $484 million, $477 million and $494 million, respectively. Ceded claims paid in 2011, 2010 and 2009 were $31 million, $39 million and $37 million, respectively.

Various AXA affiliates, including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life beginning in 2010 (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers. AXA Global Life, in turn, retrocedes a quota share portion of these risks prior to 2008 to AXA Equitable on a one-year term basis. Premiums earned in 2011, 2010 and 2009 under this arrangement totaled approximately $1 million, $0 million and $1 million, respectively. Claims and expenses paid in 2011, 2010 and 2009 were $0 million, $0 million and $1 million, respectively.

AXA Life Insurance Company Ltd (Japan), an AXA subsidiary, cedes a portion of their annuity business to AXA Equitable. Premiums earned in 2011, 2010 and 2009 totaled approximately $9 million, $9 million and $8 million, respectively. Claims and expenses paid in 2011, 2010 and 2009 were $1 million, $1 million and $1 million, respectively.

Various AXA Financial affiliates cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis. Premiums earned in 2011, 2010 and 2009 from AXA Equitable Life and Annuity Company totaled approximately $8 million, $7 million and $8 million, respectively. Claims and expenses paid in 2011, 2010 and 2009 were $4 million, $4 million and $5 million, respectively. Premiums earned in 2011, 2010 and 2009 from U.S. Financial Life Insurance Company (“USFL”) totaled approximately $5 million, $5 million and $5 million, respectively. Claims and expenses paid in 2011, 2010 and 2009 were $8 million, $10 million and $4 million, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $152 million, $160 million and $152 million in 2011, 2010 and 2009, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $22 million, $51 million and $50 million in 2011, 2010 and 2009, respectively. The net receivable related to these contracts was approximately $15 million and $9 million at December 31, 2011 and 2010, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein. These revenues are described below:

	2011	2010	2009
	(In Millions)
Investment advisory and services fees	$865	$809	$644
Distribution revenues	352	339	277
Other revenues—shareholder servicing fees	92	93	90
Other revenues—other	6	5	7
Institutional research services	—	—	1

12)	EMPLOYEE BENEFIT PLANS

Pension Plans

AXA Equitable sponsors a qualified defined benefit plan covering its eligible employees (including certain part-time employees), managers and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan. The Company also sponsors non-qualified defined benefit plans and post-retirement plans. AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein’s benefits are based on years of credited service and average final base salary. The Company uses a December 31 measurement date for its pension plans.

For 2011, cash contributions by AXA Equitable and AllianceBernstein to their respective qualified pension plans were $665 million and $7 million. The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes. Based on the funded status of the plans at December 31, 2011, no minimum contribution is required to be made in 2012 under ERISA, as amended by the Pension Protection Act of 2006 (the “Pension Act”), but management is currently evaluating if it will make contributions during 2012. AllianceBernstein currently estimates that it will contribute $6 million to its pension plan during 2012.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	2011	2010	2009
	(In Millions)
Service cost	$41	$37	$38
Interest cost	122	129	136
Expected return on assets	(120)	(115)	(126)
Net amortization	145	125	95
Plan amendments and additions	—	13	2

Net Periodic Pension Expense	$188	$189	$145

Changes in the Projected Benefit Obligation (“PBO”) of the Company’s qualified plans were comprised of:

	December 31,
	2011	2010
	(In Millions)
Projected benefit obligation, beginning of year	$2,424	$2,241
Service cost	30	30
Interest cost	122	129
Actuarial (gains) losses	229	171
Benefits paid	(179)	(170)
Plan amendments and additions	—	23

Projected Benefit Obligation, End of Year	$2,626	$2,424

The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans:

	December 31,
	2011	2010
	(In Millions)
Pension plan assets at fair value, beginning of year	$1,529	$1,406
Actual return on plan assets	77	106
Contributions	672	202
Benefits paid and fees	(185)	(185)

Pension plan assets at fair value, end of year	2,093	1,529
PBO	2,626	2,424

Excess of PBO Over Pension Plan Assets	$(533)	$(895)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $533 million and $895 million at December 31, 2011 and 2010, respectively. The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $2,626 million and $2,093 million, respectively, at December 31, 2011 and $2,424 million and $1,529 million, respectively, at December 31, 2010. The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $2,593 million and $2,093 million, respectively, at December 31, 2011 and $2,391 million and $1,529 million, respectively, at December 31, 2010. The accumulated benefit obligation for all defined benefit pension plans was $2,593 million and $2,391 million at December 31, 2011 and 2010, respectively.

The following table discloses the amounts included in AOCI at December 31, 2011 and 2010 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2011	2010
	(In Millions)
Unrecognized net actuarial (gain) loss	$1,679	$1,554
Unrecognized prior service cost (credit)	7	8

Total	$1,686	$1,562

The estimated net actuarial (gain) loss and prior service cost (credit) expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are $161 million and $1 million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified pension plans of the Company at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In Millions)
Fixed Maturities	52.4%	48.5%
Equity Securities	36.3	37.0
Equity real estate	9.3	11.8
Cash and short-term investments	2.0	2.7

Total	100.0%	100.0%

The primary investment objective of the qualified pension plan of AXA Equitable is to maximize return on assets, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets for AXA Equitable’s qualified pension plan are formalized by the Investment Committee established by the funded benefit plans of AXA Equitable and are designed with a long-term investment horizon. During 2011, AXA Equitable continued to implement an investment allocation strategy of the qualified defined benefit pension plan targeting 30%-40% equities, 50%-60% high quality bonds, and 0%-15% equity real estate and other investments. Exposure to real estate investments offers diversity to the total portfolio and long-term inflation protection.

In 2011, AXA Equitable’s qualified pension plan continued to implement hedging strategies intended to lessen downside equity risk. These hedging programs were initiated during fourth quarter 2008 and currently utilize derivative instruments, principally exchange-traded options contracts that are managed in an effort to reduce the economic impact of unfavorable changes in the equity markets.

The following tables disclose the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of the Company at December 31, 2011 and 2010, respectively.

December 31, 2011:	Level 1	Level 2	Level 3	Total
	(In Millions)
Asset Categories
Fixed Maturities:
Corporate	$—	$797	$—	$797
U.S. Treasury, government and agency	—	275	—	275
States and political subdivisions	—	11	—	11
Other structured debt	—	—	6	6
Common and preferred equity	712	2	—	714
Mutual funds	33	—	—	33
Private real estate investment funds	—	—	4	4
Private real estate investment trusts	—	29	183	212
Cash and cash equivalents	1	1	—	2
Short-term investments	7	32	—	39

Total	$753	$1,147	$193	$2,093

December 31, 2010:	Level 1	Level 2	Level 3	Total
	(In Millions)
Asset Categories
Fixed Maturities:
Corporate	$—	$564	$—	$564
U.S. Treasury, government and agency	—	148	—	148
States and political subdivisions	—	9	—	9
Other structured debt	—	—	6	6
Common and preferred equity	410	2	—	412
Mutual funds	115	—	—	115
Derivatives, net	1	6	—	7
Private real estate investment funds	—	—	13	13
Private investment trusts	—	51	163	214
Cash and cash equivalents	6	2	—	8
Short-term investments	2	31	—	33

Total	$534	$813	$182	$1,529

At December 31, 2011, assets classified as Level 1, Level 2, and Level 3 comprise approximately 36.0%, 54.8% and 9.2%, respectively, of qualified pension plan assets. At December 31, 2010, assets classified as Level 1, Level 2 and Level 3 comprised approximately 34.9%, 53.2% and 11.9%, respectively, of qualified pension plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis. Except for an investment of approximately $183 million in a private REIT through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.

The tables below present a reconciliation for all Level 3 qualified pension plan assets at December 31, 2011 and 2010, respectively.

	Fixed Maturities (1)	Private Real Estate Investment Funds	Private Investment Trusts	Common Equity	Total
	(In Millions)
Balance at January 1, 2011	$6	$13	$163	$—	$182
Actual return on plan assets:
Relating to assets still held at December 31, 2011	—	3	20	—	23
Purchases/issues	—	—	—	1	1
Sales/settlements	—	(12)	—	(1)	(13)
Transfers into/out of Level 3	—	—	—	—	—

Balance at December 31, 2011	$6	$4	$183	$—	$193

Balance at January 1, 2010	$7	$12	$147	$2	$168
Actual return on plan assets:
Relating to assets still held at December 31, 2010	(1)	1	16	—	16
Purchases, sales, issues and settlements, net	—	—	—	(2)	(2)
Transfers into/out of Level 3	—	—	—	—	—

Balance at December 31, 2010	$6	$13	$163	$—	$182

(1)	Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by the Company to measure the benefits obligations and related net periodic cost of its qualified pension plans reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under each of the Company’s qualified pension plans were discounted using a published high-quality bond yield curve. The discount rate used to measure each of the benefits obligations at December 31, 2011 and 2010 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefits obligation as the aforementioned discounted cash flow analysis. The following table discloses the weighted-average assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2011 and 2010.

	2011	2010
Discount rates:
Benefit obligation	4.25%	5.25%
Periodic cost	5.25%	6.00%

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $13 million, $14 million and $16 million for 2011, 2010 and 2009, respectively.

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2012, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2011 and include benefits attributable to estimated future employee service.

Pension Benefits
(In Millions)

2012	$201
2013	203
2014	200
2015	199
2016	197
Years 2017-2021	939

Health Plans

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Acts”), signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented. Management, in consultation with its actuarial advisors in respect of the Company’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of December 31, 2011 due to the significant uncertainty and complexity of many aspects of the new law.

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

Since December 31, 1999, AXA Financial, Inc. has legally assumed primary liability from AXA Equitable for all current and future obligations of its Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits; AXA Equitable remains secondarily liable. AXA Equitable reimburses AXA Financial, Inc. for costs associated with these plans, as described in Note 11. In 2011, AXA Equitable eliminated any subsidy for retiree medical and dental coverage for individuals retiring on or after May 1, 2012 as well as a $10,000 retiree life insurance benefit for individuals retiring on or after January 1, 2012. As a result, the Company recognized a one-time reduction in benefits expense of approximately $37 million.

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

For 2011, 2010 and 2009, respectively, the Company recognized compensation costs of $416 million, $199 million and $78 million for share-based payment arrangements as further described herein.

U.S. employees are granted AXA ordinary share options under the Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”).

Performance Units. On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which 2011-2012 cumulative two-year targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014. For 2011, the Company recognized expenses associated with the March 18, 2011 grant of performance units was approximately $2 million.

On March 20, 2011, approximately 830,650 performance units earned under the AXA Performance Unit Plan 2009 were fully vested for total value of approximately $17 million. Distributions to participants were made on April 14, 2011, resulting in cash settlements of approximately 80% of these performance units for aggregate value of approximately $14 million and equity settlements of the remainder with approximately 163,866 restricted AXA ordinary shares for aggregate value of approximately $3 million. AXA ordinary shares were sourced from Treasury shares.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Board awarded approximately 1.6 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group were achieved determines the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date. The price used to value the performance units at each settlement date will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 16, 2012 and March 18, 2013, respectively. Participants may elect to receive AXA ordinary shares in lieu of cash for all or a portion of the performance units that vest on the third anniversary of the grant date. For 2011 and 2010, the Company recognized expenses associated with the March 19, 2010 grant of performance units of approximately $2 million and $8 million, respectively.

On April 1, 2010, approximately 620,507 performance units earned under the AXA Performance Unit Plan 2008 were fully vested for total value of approximately $14 million. Distributions to participants were made on April 22, 2010, resulting in cash settlements of approximately 81.5% of these performance units for aggregate value of approximately $11 million and equity settlements of the remainder with approximately 114,757 AXA ordinary shares for aggregate value of approximately $3 million. The AXA ordinary shares are subject to a non-transferability restriction for two years. These AXA ordinary shares were sourced from immediate exchange on a one-for-one basis of the 220,000 AXA ADRs for which AXA Financial Group paid $7 million in settlement on April 10, 2010 of a forward purchase contract entered into on June 16, 2008.

On March 20, 2009, under the terms of the AXA Performance Unit Plan 2009, the AXA Board awarded approximately 1.3 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. During each year that the performance unit awards are outstanding, a pro-rata portion of the units may be earned based on criteria measuring the performance of AXA and the insurance related businesses of AXA Financial Group. The extent to which performance targets are met determines the number of performance units earned, which may vary between 0% and 130% of the number of performance units at stake. Performance units earned under the 2009 plan generally cliff-vest on the second anniversary of their award date. When fully-vested, the performance units earned will be settled in cash or, in some cases, a combination of cash (70%) and stock (30%), the stock having transfer restrictions for a two-year period. For 2009 awards, the price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 18, 2011. For 2011 and 2010, the Company recognized compensation expense (credit) of approximately $(2) million and $9 million in respect of the March 20, 2009 grant of performance units.

For 2011, 2010 and 2009, the Company recognized compensation costs of $2 million, $16 million and $5 million, respectively, for performance units earned to date. The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs. The cost of performance unit awards, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2011 and 2010 was $24 million and $38 million, respectively. Approximately 3,473,323 outstanding performance units are at risk to achievement of 2011 performance criteria, primarily representing the grant of March 18, 2011 for which cumulative average 2011-2012 performance targets will determine the number of performance units earned and including one-half of the award granted on March 19, 2010.

AllianceBernstein Long-term Incentive Compensation Plans. AllianceBernstein maintains several unfunded long-term incentive compensation plans for the benefit of certain eligible employees and executives. The AllianceBernstein Capital Accumulation Plan was frozen on

December 31, 1987 and no additional awards have been made, however, ACMC, LLC (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under this plan as well as other assumed contractual unfunded deferred compensation arrangements covering certain executives. Prior to changes implemented by AllianceBernstein in fourth quarter 2011, as further described below, compensation expense for the remaining active plans was recognized on a straight-line basis over the applicable vesting period. Prior to 2009, participants in these plans designated the percentages of their awards to be allocated among notional investments in Holding units or certain investment products (primarily mutual funds) sponsored by AllianceBernstein. Beginning in 2009, annual awards granted under the Amended and Restated AllianceBernstein Incentive Compensation Award Program were in the form of restricted Holding units.

In 2009, AllianceBernstein awarded 9.8 million restricted AllianceBernstein Holding L.P. (“AB Holding”) units (“Holding units”) in connection with compensation plans for senior officers and employees and in connection with certain employee’s employment and separation agreements. The restricted Holding units had grant date fair values ranging from $16.79 to $28.38 and vest over a period ranging between two and five years. The aggregate grant date fair values of these 2009 restricted Holding unit awards was approximately $257 million. As a result, the Company’s economic ownership of AllianceBernstein decreased to 35.9%. In 2009, as a result of the issuance of these restricted Holding units, the Company’s Capital in excess of par value decreased by $65 million, net of applicable taxes with corresponding increases in Noncontrolling interests of $65 million.

AllianceBernstein engages in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes and purchases Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During 2011 and 2010, AllianceBernstein purchased 13.5 million and 8.8 million Holding units for $221 million and $226 million respectively. These amounts reflect open-market purchases of 11.1 million and 7.4 million Holding units for $192 million and $195 million, respectively, with the remainder primarily relating to purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election. AllianceBernstein intends to continue to engage in open-market purchases of Holding units to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.7 million restricted Holding units (not including 8.7 million restricted Holding units granted in January 2012 for 2011) and 13.1 million restricted Holding unit awards to employees during 2011 and 2010, respectively. To fund these awards, AB Holding allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. In 2010, Holding issued 3.2 million Holding units and AllianceBernstein used 9.9 million, previously repurchased Holding units held in the consolidated rabbi trust.

The 2011 incentive compensation awards allowed most employees to allocate their award between restricted Holding units and deferred cash. As a result, the 8.7 million restricted Holding units for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 13.6 million and 6.2 million unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2011 and January 31, 2012, respectively. The 2011 awards were not issued until January 2012, therefore the Company’s ownership percentage was not impacted at December 31, 2011. The balance as of January 31, 2012 also reflects repurchases and other activity during January 2012. In 2011, the purchases and issuances of Holding units resulted in an increase of $54 million and a decrease of $19 million in Capital in excess of par value during 2011 and 2010, respectively, with a corresponding $54 million decrease and a $19 million increase in Noncontrolling interest.

On July 1, 2010, the AllianceBernstein 2010 Long Term Incentive Plan (“2010 Plan”), as amended, was established, under which various types of Holding unit-based awards have been available for grant to its employees and Eligible Directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units. The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding units with respect to which awards may be granted is 30.0 million. The 2010 Plan also permits AllianceBernstein to award an additional 30.0 million Holding units if they acquire the Holding units on the open market or through private purchases. As of December 31, 2011, AllianceBernstein granted 13.2 million Holding units net of forfeitures, under the 2010 Plan. As of December 31, 2011, 27.0 million newly issued Holding units and 19.8 million repurchased Holding units were available for grant.

In fourth quarter 2011, AllianceBernstein implemented changes to AllianceBernstein’s employee long-term incentive compensation award. AllianceBernstein amended all outstanding deferred incentive compensation awards of active employees (i.e., those employees employed as of December 31, 2011), so that employees who terminate their employment or are terminated without cause may continue to vest, so long as the employees do not violate the agreements and covenants set forth in the applicable award agreement, including restrictions on competition, employee and client solicitation, and a claw-back for failing to follow existing risk management policies. This amendment resulted in the immediate recognition in the fourth quarter of the cost of all unamortized deferred incentive compensation on outstanding awards from prior years that would otherwise have been expensed in future periods.

In addition, future deferred incentive compensation awards, including awards granted in 2011, will contain the same continued vesting provisions and, accordingly, AllianceBernstein’s annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

As a result of this change, AllianceBernstein expensed in the fourth quarter all unamortized deferred incentive compensation awards from prior years and 100% of the expense associated with its 2011 deferred incentive compensation awards. The Company recorded a one-time, non-cash charge of $115 million, net of income taxes and noncontrolling interest.

The Company recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $625 million (which includes the one-time, non-cash deferred compensation charge of $472 million), $164 million and $208 million for 2011, 2010 and 2009, respectively. The cost of the 2011 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.

Option Plans. On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros. Approximately 2.3 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term. In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 18, 2011 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.49 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%. The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. For 2011, the Company recognized expenses associated with the March 18, 2011 grant of options of approximately $2 million.

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros. Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term. In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 19, 2010 have a ten-year term. The weighted average grant date fair value per option award was estimated at $3.54 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.98% and a risk-free interest rate of 2.66%. The total fair value of these options (net of expected forfeitures) of approximately $8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. For 2011 and 2010, the Company recognized expenses associated with the March 19, 2010 grant of options of approximately $1 million and $3 million, respectively.

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

A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2011 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs (3)		AllianceBernstein Holding Units
	Number Outstanding (In Millions)	Weighted Average Exercise Price		Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)	Weighted Average Exercise Price

Options outstanding at January 1, 2011	16.3		€ 22.34	10.0	$19.96	10.2		$41.24
Options granted	2.4		€14.52	—	$—	0.1		$21.75
Options exercised	—		€—	(0.6)	$15.63	(0.1)		$17.05
Options forfeited, net	(0.6)		€21.59	(1.8)	$27.24	(0.8)		$55.66
Options expired	—		—	—	—	(0.4)		$50.59

Options Outstanding at December 31, 2011	18.1		€19.40	7.6	$18.47	9.0		$39.63

Aggregate Intrinsic Value (1)		€	— (2)		$1.70		$	— (2)

Weighted Average
Remaining
Contractual Term
(in years)	4.74			1.83		6.4

Options Exercisable at December 31, 2011	10.9		€25.35	7.6	$18.48	3.3		36.65

Aggregate Intrinsic Value (1)		€	— (2)		$1.7		$	— (2)

Weighted Average
Remaining
Contractual Term
(in years)	4.59			1.82		5.6

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2011 of the respective underlying shares over the strike prices of the option awards.
(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.
(3)	AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

Cash proceeds received from employee and financial professional exercises of stock options in 2011 was $9 million. The intrinsic value related to employee and financial professional exercises of stock options during 2011, 2010 and 2009 were $3 million, $3 million and $8 million, respectively, resulting in amounts currently deductible for tax purposes of $1 million, $1 million and $3 million, respectively, for the periods then ended. In 2011, 2010 and 2009, windfall tax benefits of approximately $1 million, $1 million and $2 million, respectively, resulted from employee and financial professional exercises of stock option awards.

At December 31, 2011, AXA Financial held 666,731 AXA ADRs and AXA ordinary shares in treasury at a weighted average cost of approximately $25.25 per share, of which approximately 549,298 were designated to fund future exercises of outstanding stock options and approximately 117,433 were designated to fund restricted stock grants. The AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of stock options. These call options expired on November 23, 2009. Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2011, 2010 and 2009, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2011	2010	2009	2011	2010	2009
Dividend yield	7.00%	6.98%	10.69%	5.40%	7.2 - 8.2%	5.2 -6.1%
Expected volatility	33.90%	36.5%	57.5%	47.30%	46.2 - 46.6%	40.0 -44.6%
Risk-free interest rates	3.13%	2.66%	2.74%	1.90%	2.2 - 2.3%	1.6 -2.1%
Expected life in years	6.4	6.4	5.5	6.0	6.0	6.0 - 6.5
Weighted average fair value per option at grant date	$2.49	$3.54	$2.57	$5.98	$6.18	$3.52

For 2011, 2010 and 2009, the Company recognized compensation costs for employee stock options of $26 million, $16 million, and $20 million, respectively. As of December 31, 2011, approximately $3 million of unrecognized compensation cost related to unvested employee and financial professional stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 1.6 years.

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

For 2011, 2010 and 2009, respectively, the Company recognized compensation costs of $378 million, $149 million and $45 million for awards outstanding under these restricted award plans. The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. At December 31, 2011, approximately 16 million restricted shares and Holding units remain unvested. At December 31, 2011, approximately $61 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes unvested restricted stock activity for 2011.

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2011	391,761	$29.97
Granted	16,665	$14.01
Vested	117,906	$31.64
Forfeited	46,948	—

Unvested as of December 31, 2011	243,572	$30.22

Restricted stock vested in 2011, 2010 and 2009 had aggregate vesting date fair values of approximately $2 million, $2 million and $2 million, respectively.

Tandem SARs/NSOs. In January 2001, certain employees exchanged fully vested in-the-money AXA ADR options for tandem Stock Appreciation Rights/AXA ADR non-statutory options (“tandem SARs/NSOs”) of then-equivalent intrinsic value. The value of these tandem SARs/NSOs at December 31, 2009 was $1 million. In 2010, all remaining outstanding and unexercised tandem SARs/NSOs expired out-of-the-money. During 2010 and 2009, respectively, approximately 103,569 and 11,368 of these awards were exercised at an aggregate cash-settlement value of $357,961 and $77,723. The Company recorded compensation expense (credit) for these fully-vested awards of $(142,559) and $(474,610) for 2010 and 2009, respectively, reflecting the impact in those periods of the change in the market price of the AXA ADR on the cash-settlement value of the SARs component of the then-outstanding and unexercised awards.

SARs. For 2011, 2010 and 2009, respectively, 113,210, 24,101 and 129,722 Stock Appreciation Rights (“SARs”) were granted to certain financial professionals of AXA Financial subsidiaries, each with a 4-year cliff-vesting schedule. These 2011, 2010 and 2009 awards entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over prices ranging from 10.71- 14.96 Euros, 15.43 Euros and 10.00 Euros, respectively, as of the date of exercise. At December 31, 2011, 495,610 SARs were outstanding, having weighted average remaining contractual term of 6.4 years. The accrued value of SARs at December 31, 2011 and 2010 was $136,667 and $236,114, respectively, and recorded as liabilities in the consolidated balance sheets. For 2011, 2010 and 2009, the Company recorded compensation expense (credit) for SARs of $(87,759), $(865,661) and $731,835, respectively, reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.

AXA Shareplan. In 2011, eligible employees and financial professionals of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2011. Eligible employees and financial professionals could reserve a share purchase during the reservation period from September 1, 2011 through September 16, 2011 and could cancel their reservation or elect to make a purchase for the first time during the retraction/subscription period from November 3, 2011 through November 7, 2011. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 27, 2011 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $11.83 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 13.60% formula discounted price of $12.77 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty two week period preceding the scheduled end date of AXA Shareplan 2011 which is July 1, 2016. All subscriptions became binding and irrevocable at November 7, 2011.

The Company recognized compensation expense of $9 million in 2011, $17 million in 2010 and $7 million in 2009 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. Participants in AXA Shareplans 2011, 2010 and 2009 primarily invested under Investment Option B for the purchase of approximately 9 million, 8 million and 6 million AXA ordinary shares, respectively.

AXA Miles Program. On July 1, 2007, under the terms of the AXA Miles Program 2007, the AXA Board granted 50 AXA ordinary shares (“AXA Miles”) to every employee and eligible financial professionals of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability. The grant date fair value of approximately 449,400 AXA Miles awarded to employees and financial professionals of AXA Financial’s subsidiaries was approximately $19 million, measured as the market equivalent of a vested AXA ordinary share. Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible. For 2011, 2010 and 2009, respectively, the Company recognized compensation expense of approximately $1 million, $2 million and $2 million in respect of this grant of AXA Miles. On March 16, 2012, 50 free AXA ordinary shares will be granted to all AXA Group employees worldwide. These 50 shares will vest upon completion of a two or four year vesting period depending on applicable local regulations, and subject to fulfillment of certain conditions. Half of these 50 AXA Miles will be granted to each employee without being subject to any performance condition; the second half of the AXA Miles will be subject to fulfillment of a performance condition determined by AXA’s Board of Directors.

Stock Purchase Plans. On September 30, 2010, AXA Financial announced the rollout of a new stock purchase plan that offers eligible employees and financial professionals the opportunity to receive a 10% match on AXA ordinary share purchases. The first purchase date was November 11, 2010, after which purchases generally will be scheduled to occur at the end of each calendar quarter. The number of AXA ordinary shares reserved for purchase under the plan is 30,000,000. Compensation expense was not material for 2011 and 2010.

AXA Financial’s Deregistration. In 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate its reporting obligation with the SEC. AXA’s deregistration became effective in second quarter 2010. Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares. Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any. The terms and conditions of AXA Financial’s share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are based on AXA ordinary shares. In addition, due to U.S. securities law restrictions, certain blackouts on option exercise occur each year when updated financial information for AXA is not available. Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the AXA Equitable 401(k) Plan — AXA ADR Fund investment option were terminated coincident with AXA’s delisting and deregistration. None of the modifications made to AXA Financial’s share-based compensation programs as a result of AXA’s delisting and deregistration resulted in recognition of additional compensation expense.

14)	NET INVESTMENT INCOME (LOSS) AND INVESTMENT GAINS (LOSSES), NET

The following table breaks out Net investment income (loss) by asset category:

	2011	2010	2009
	(In Millions)
Fixed maturities	$1,555	$1,616	$1,582
Mortgage loans on real estate	241	231	231
Equity real estate	19	20	6
Other equity investments	116	111	(68)
Policy loans	229	234	238
Short-term investments	5	11	21
Derivative investments	2,374	(284)	(3,079)
Broker-dealer related receivables	13	12	15
Trading securities	(29)	49	137
Other investment income	37	36	14

Gross investment income (loss)	4,560	2,036	(903)
Investment expenses	(55)	(56)	(73)
Interest expense	(3)	(4)	(4)

Net Investment Income (Loss)	$4,502	$1,976	$(980)

For 2011, 2010 and 2009, respectively, Net investment income (loss) from derivatives included $1,303 million, $(968) million and $(1,769) million of realized gains (losses) on contracts closed during those periods and $1,071 million, $684 million and $(1,310) million of unrealized gains (losses) on derivative positions at each respective year end.

Investment gains (losses), net including changes in the valuation allowances are as follows:

	2011	2010	2009
	(In Millions)
Fixed maturities	$(29)	$(200)	$(2)
Mortgage loans on real estate	(14)	(18)	—
Other equity investments	(4)	34	53
Other	—	—	3

Investment Gains (Losses), Net	$(47)	$(184)	$54

There were no writedowns of mortgage loans on real estate and of equity real estate in 2011, 2010 and 2009.

For 2011, 2010 and 2009, respectively, proceeds received on sales of fixed maturities classified as AFS amounted to $340 million, $840 million and $2,901 million. Gross gains of $6 million, $28 million and $320 million and gross losses of $9 million, $16 million and $128 million were realized on these sales in 2011, 2010 and 2009, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for 2011, 2010 and 2009 amounted to $907 million, $903 million and $2,353 million, respectively.

For 2011, 2010 and 2009, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $10 million, $31 million and $40 million.

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

The net unrealized investment gains (losses) included in the consolidated balance sheets as a component of AOCI and the changes for the corresponding years, follow:

	2011	2010	2009
	(In Millions)
Balance attributable to AXA Equitable, beginning of year	$379	$(68)	$(1,271)
Changes in unrealized investment gains (losses) on investments	907	835	2,494
Impact of unrealized investment gains (losses) attributable to:
Participating group annuity contracts, Closed Blocks policyholder dividend obligation and other	(131)	(68)	58
Insurance liability loss recognition	(120)	—	—
DAC	(79)	(110)	(578)
Deferred income tax (expense) benefit	(199)	(217)	(705)

Total	757	372	(2)
Less: Changes in unrealized investment (gains) losses attributable to noncontrolling interest	21	7	(66)

Balance Attributable to AXA Equitable, End of Year	$778	$379	$(68)

Balance, end of year comprises:
Unrealized investment gains (losses) on:
Fixed maturities	$1,782	$875	$33
Other equity investments	2	2	9

Total	1,784	877	42
Impact of unrealized investment gains (losses) attributable to:
Participating group annuity contracts, Closed Blocks policyholder dividend obligation and other	(270)	(139)	(71)
Insurance liability loss recognition	(120)	—	—
DAC	(211)	(132)	(22)
Deferred income tax (expense) benefit	(418)	(219)	(2)

Total	765	387	(53)
Less: (Income) loss attributable to noncontrolling interest	13	(8)	(15)

Balance Attributable to AXA Equitable, End of Year	$778	$379	$(68)

15)	INCOME TAXES

A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2011	2010	2009
	(In Millions)
Income tax (expense) benefit:
Current (expense) benefit	$40	$(34)	$81
Deferred (expense) benefit	(1,062)	(673)	1,191

Total	$(1,022)	$(707)	$1,272

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects are as follows:

	2011	2010	2009
	(In Millions)
Expected income tax (expense) benefit	$(1,167)	$(1,055)	$1,078
Noncontrolling interest	(36)	66	105
Separate Accounts investment activity	83	53	72
Non-taxable investment income (loss)	8	15	27
Adjustment of tax audit reserves	(7)	(13)	7
State income taxes	7	(5)	(12)
AllianceBernstein Federal and foreign taxes	(13)	(3)	(6)
Tax settlement	84	99	—
ACMC conversion	—	135	—
Other	19	1	1

Income tax (expense) benefit	$(1,022)	$(707)	$1,272

The Internal Revenue Service (“IRS”) completed its examination of the Company’s 2004 and 2005 Federal corporate income tax returns and issued its Revenue Agent’s Report during third quarter of 2011. The impact of these completed audits on the Company’s financial statements and unrecognized tax benefits in 2011 was a tax benefit of $84 million. The Company has appealed certain issues to the Appeals Office of the IRS.

AXA Equitable recognized a tax benefit in 2010 of $99 million related to the settlement with the Appeals Office of the IRS of issues for the 1997-2003 tax years.

Due to the conversion in 2010 of ACMC, from a corporation to a limited liability company, AXA Equitable recognized a tax benefit of $135 million primarily related to the release of state deferred taxes.

On August 16, 2007, the IRS issued Revenue Ruling 2007-54 that purported to change accepted industry and IRS interpretations of the statutes governing the computation of the Separate Account dividends received deduction (“DRD”). This ruling was suspended on September 25, 2007 in Revenue Ruling 2007-61, and the U.S. Department of the Treasury (the “Treasury”) indicated that it would address the computational issues in a regulation project. However, the Treasury 2011-2012 Priority Guidance Plan includes an item for guidance in the form of a revenue ruling rather than regulations with respect to the calculation of the Separate Account DRD. The ultimate timing and substance of any such guidance is unknown. It is also possible that the calculation of the Separate Account DRD will be addressed in future legislation. Any such guidance or legislation could result in the elimination or reduction on either a retroactive or prospective basis of the Separate Account DRD tax benefit that the Company receives.

The components of the net deferred income taxes are as follows:

	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(In Millions)
Compensation and related benefits	$248	$—	$229	$—
Reserves and reinsurance	—	3,060	—	977
DAC	—	1,279	—	2,610
Unrealized investment gains or losses	—	418	—	259
Investments	—	1,101	—	800
Alternative minimum tax credits	242	—	241	—
Other	79	—	108	—

Total	$569	$5,858	$578	$4,646

The Company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2011, $214 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $80 million would need to be provided if such earnings were remitted.

At December 31, 2011, the total amount of unrecognized tax benefits was $550 million, of which $478 million would affect the effective rate and $72 million was temporary in nature. At December 31, 2010, the total amount of unrecognized tax benefits was $525 million, of which $510 million would affect the effective rate and $15 million was temporary in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2011 and 2010 were $97 million and $91 million, respectively. For 2011, 2010 and 2009, respectively, there were $14 million, $10 million and $4 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2011	2010	2009
	(In Millions)
Balance at January 1,	$434	$577	$477
Additions for tax positions of prior years	337	168	155
Reductions for tax positions of prior years	(235)	(266)	(50)
Additions for tax positions of current year	1	1	1
Settlements with tax authorities	(84)	(46)	(6)

Balance at December 31,	$453	$434	$577

In addition to the appeal of the 2004 and 2005 tax years to the Appeals Office of the IRS, it is expected that the examination of tax years 2006 and 2007 will begin during 2012. It is reasonably possible that the total amounts of unrecognized tax benefit will change within the next 12 months due to the conclusion of the IRS Appeals proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

16)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances for the past three years follow:

	December 31,
	2011	2010	2009
	(In Millions)
Unrealized gains (losses) on investments	$765	$387	$9
Defined benefit pension plans	(1,082)	(1,008)	(968)
Impact of implementing new accounting guidance, net of taxes	—	—	(62)

Total accumulated other comprehensive income (loss)	(317)	(621)	(1,021)

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	13	(8)	(15)

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(304)	$(629)	$(1,036)

The components of OCI for the past three years follow:

	2011	2010	2009
	(In Millions)
Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$879	$646	$2,558
(Gains) losses reclassified into net earnings (loss) during the year	28	189	(2)

Net unrealized gains (losses) on investments	907	835	2,556
Adjustments for policyholders liabilities, DAC, deferred income taxes and insurance liability loss recognition	(529)	(395)	(1,225)

Change in unrealized gains (losses), net of adjustments	378	440	1,331
Change in defined benefit pension plans	(74)	(40)	(3)

Total other comprehensive income (loss), net of income taxes	304	400	1,328
Less: Other comprehensive (income) loss attributable to noncontrolling interest	21	7	(66)

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$325	$407	$1,262

17)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2011, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity, were $0 million for 2012, 2013 and 2014, $200 million for 2015 and $0 million thereafter.

Leases

The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2012 and the four successive years are $217 million, $226 million, $221 million, $218 million, $215 million and $1,738 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2012 and the four successive years is $13 million, $14 million, $14 million, $13 million, $14 million and $43 million thereafter.

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2011, AXA Equitable recorded a $55 million pre-tax charge related to severance and lease costs. The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2011	2010	2009
	(In Millions)
Balance, beginning of year	$11	$20	$60
Additions	79	13	55
Cash payments	(43)	(17)	(88)
Other reductions	(3)	(5)	(7)

Balance, End of Year	$44	$11	$20

During 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in connection with its workforce reductions commencing in 2008. As a result, AllianceBernstein recorded a non-cash pre-tax charge of $102 million in 2010 that reflected the net present value of the difference between the amount of AllianceBernstein’s ongoing contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. AllianceBernstein recorded pre-tax real estate charges totaling $7 million in 2011.

Guarantees and Other Commitments

The Company provides certain guarantees or commitments to affiliates, investors and others. At December 31, 2011, these arrangements include commitments by the Company to provide equity financing of $423 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

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

The Company had $18 million of undrawn letters of credit related to reinsurance at December 31, 2011. The Company had $137 million of commitments under existing mortgage loan agreements at December 31, 2011.

The Company has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Bermuda, a wholly-owned subsidiary of AXA Financial.

AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent that AXA Bermuda holds assets in an irrevocable trust ($8,809 million at December 31, 2011) and/or letters of credit ($1,915 million at December 31, 2011). Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Bermuda’s liquidity.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $40 million in a venture capital fund over a six-year period. In December 2011, AllianceBernstein sold 12.5% of its funded interest and commitment to an unaffiliated third party for $2 million. As of December 31, 2011, AllianceBernstein had funded $14 million, net of the sales proceeds, of its revised commitment of $35 million.

Also during 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of December 31, 2011, AllianceBernstein funded $18 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), AllianceBernstein committed to invest up to 2.5% of the capital of the Real Estate Fund up to a maximum of $50 million. As of December 31, 2011, AllianceBernstein had funded $4 million of this commitment.

18)	LITIGATION

Insurance Litigation

A lawsuit was filed in the United States District Court of the District of New Jersey in July 2011, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services. In November 2011, plaintiff filed an amended complaint, adding claims under Sections 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action. In December 2011, AXA Equitable and FMG LLC filed a motion to dismiss the amended complaint. Plaintiff seeks recovery of the alleged overpayments, or alternatively, rescission of the contracts and restitution of substantially all fees paid.

Insurance Regulatory Matters

AXA Equitable is subject to various statutory and regulatory requirements concerning the payment of death benefits and the reporting and escheatment of unclaimed property, and is subject to audit and examination for compliance with these requirements. AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable also has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the NYSDFS to use data available on the U.S. Social Security Administration’s Death Master File or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable has filed several reports with the NYSDFS related to its request. The audits and related inquiries have resulted in the payment of death benefits and changes to AXA Equitable’s relevant procedures. AXA Equitable expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments.

In addition to the matters described above, a number of lawsuits, claims and assessments have been filed against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, breach of fiduciary duties, mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable, and its subsidiaries from time to time are involved in such proceedings. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

Although the outcome of litigation and regulatory matters generally cannot be predicted with certainty, management intends to vigorously defend against the allegations made by the plaintiffs in the actions described above and believes that the ultimate resolution of the litigation and regulatory matters described therein involving AXA Equitable and/or its subsidiaries should not have a material adverse effect on the consolidated financial position of AXA Equitable. Management cannot make an estimate of loss, if any, or predict whether or not any of the litigations and regulatory matters described above will have a material adverse effect on AXA Equitable’s consolidated results of operations in any particular period.

19)	INSURANCE GROUP STATUTORY FINANCIAL INFORMATION

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $363 million during 2012. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS who then has 30 days to disapprove the distribution. For 2011, 2010 and 2009, respectively, the Insurance Group’s statutory net income (loss) totaled $967 million, $(510) million and $1,783 million. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $4,845 million and $4,232 million at December 31, 2011 and 2010, respectively. In 2011 and 2010, respectively, AXA Equitable paid $379 million and $300 million in shareholder dividends; no dividends were paid in 2009.

At December 31, 2011, AXA Equitable, in accordance with various government and state regulations, had $86 million of securities on deposit with such government or state agencies.

In fourth quarter 2008, AXA Equitable issued two $500 million surplus notes to AXA Financial. The notes, both of which mature on December 1, 2018, have a fixed interest rate of 7.1%. The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the NYSDFS. Interest expense in 2012 will approximate $71 million.

At December 31, 2011 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYSDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2011.

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ in certain instances from U.S. GAAP. The differences between statutory surplus and capital stock determined in accordance with Statutory Accounting Principles (“SAP”) and total equity under U.S. GAAP are primarily: (a) the inclusion in SAP of an AVR intended to stabilize surplus from fluctuations in the value of the investment portfolio; (b) future policy benefits and policyholders’ account balances under SAP differ from U.S. GAAP due to differences between actuarial assumptions and reserving methodologies; (c) certain policy acquisition costs are expensed under SAP but deferred under U.S. GAAP and amortized over future periods to achieve a matching of revenues and expenses; (d) under SAP, Federal income taxes are provided on the basis of amounts currently payable with limited recognition of deferred tax assets while under U.S. GAAP, deferred taxes are recorded for temporary differences between the financial statements and tax basis of assets and liabilities where the probability of realization is reasonably assured; (e) the valuation of assets under SAP and U.S. GAAP differ due to different investment valuation and depreciation methodologies, as well as the deferral of interest-related realized capital gains and losses on fixed income investments; (f) the valuation of the investment in AllianceBernstein and AllianceBernstein Holding under SAP reflects a portion of the market value appreciation rather than the equity in the underlying net assets as required under U.S. GAAP; (g) the provision for future losses of the discontinued Wind-Up Annuities business is only required under U.S. GAAP; (h) reporting the surplus notes as a component of surplus in SAP but as a liability in U.S. GAAP; (i) computer software development costs are capitalized under U.S. GAAP but expensed under SAP; (j) certain assets, primarily prepaid assets, are not admissible under SAP but are admissible under U.S. GAAP and (k) the fair valuing of all acquired assets and liabilities including intangible assets are required for U.S. GAAP purchase accounting.

The following tables reconcile the Insurance Group’s statutory change in surplus and capital stock and statutory surplus and capital stock determined in accordance with accounting practices prescribed by NYSDFS laws and regulations with consolidated net earnings (loss) and equity attributable to AXA Equitable on a U.S. GAAP basis.

	December 31,
	2011	2010	2009
	(In Millions)
Net change in statutory surplus and capital stock	$824	$685	$(39)
Change in AVR	(211)	(291)	289

Net change in statutory surplus, capital stock and AVR	613	394	250
Adjustments:
Future policy benefits and policyholders’ account balances	(270)	(61)	(5,995)
DAC	(3,650)	747	860
Deferred income taxes	(996)	(1,006)	1,167
Valuation of investments	16	145	(659)
Valuation of investment subsidiary	590	366	(579)
Increase (decrease) in the fair value of the reinsurance contract asset	5,941	2,350	(2,566)
Pension adjustment	111	56	17
Premiums and benefits ceded to AXA Bermuda	(156)	(1,099)	5,541
Shareholder dividends paid	379	300	—
Changes in non-admitted assets	(154)	(64)	29
Other, net	(10)	(55)	(33)
U.S. GAAP adjustments for Wind-up Annuities	—	—	(195)

U.S. GAAP Net Earnings (Loss) Attributable to AXA Equitable	$2,414	$2,073	$(2,163)

	December 31,
	2011	2010	2009
	(In Millions)
Statutory surplus and capital stock	$4,625	$3,801	$3,116
AVR	220	431	722

Statutory surplus, capital stock and AVR	4,845	4,232	3,838
Adjustments:
Future policy benefits and policyholders’ account balances	(2,456)	(2,015)	(1,464)
DAC	4,653	8,383	7,745
Deferred income taxes	(5,744)	(4,775)	(3,705)
Valuation of investments	2,266	1,658	673
Valuation of investment subsidiary	231	(657)	(1,019)
Fair value of reinsurance contracts	10,547	4,606	2,256
Deferred cost of insurance ceded to AXA Bermuda	2,693	2,904	3,178
Non-admitted assets	510	761	1,036
Issuance of surplus notes	(1,525)	(1,525)	(1,525)
Other, net	(459)	(521)	(152)

U.S. GAAP Total Equity Attributable to AXA Equitable	$15,561	$13,051	$10,861

20)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	2011	2010	2009
	(In Millions)
Segment revenues:
Insurance	$15,140	$8,511	$337
Investment Management (1)	2,750	2,959	2,941
Consolidation/elimination	(18)	(29)	(36)

Total Revenues	$17,872	$11,441	$3,242

(1)

Intersegment investment advisory and other fees of approximately $56 million, $62 million and $56 million for 2011, 2010 and 2009, respectively, are included in total revenues of the Investment Management segment.

F-68

	2011	2010	2009
	(In Millions)
Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$3,495	$2,613	$(3,665)
Investment Management (2)	(164)	400	588
Consolidation/elimination	4	2	(2)

Total Earnings (Loss) from Continuing Operations, before Income Taxes	$3,335	$3,015	$(3,079)

(2)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2011	2010
	(In Millions)
Segment assets:
Insurance	$154,207	$152,038
Investment Management	11,811	11,130
Consolidation/elimination	(2)	(12)

Total Assets	$166,016	$163,156

In accordance with SEC regulations, securities with a fair value of $1,240 million and $1,085 million have been segregated in a special reserve bank custody account at December 31, 2011 and 2010, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

21)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2011 and 2010 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)
2011
Total Revenues	$1,311	$3,402	$10,858	$2,301

Earnings (Loss) from Continuing Operations,
Net of Income Taxes, Attributable to AXA Equitable	$(602)	$737	$2,346	$(67)

Net Earnings (Loss), Attributable to AXA Equitable	$(602)	$737	$2,346	$(67)

2010
Total Revenues	$2,133	$5,387	$5,115	$(1,194)

Earnings (Loss) from Continuing Operations,
Net of Income Taxes, Attributable to AXA Equitable	$396	$1,591	$1,567	$(1,481)

Net Earnings (Loss), Attributable to AXA Equitable	$396	$1,591	$1,567	$(1,481)

Report of Independent Registered Public Accounting Firm on

Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of

AXA Equitable Life Insurance Company:

Our audits of the consolidated financial statements referred to in our report dated March 8, 2012 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, AXA Equitable changed its method of accounting for recognition and presentation of other-than-temporary impairment losses on April 1, 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2012

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE I

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2011

Type of Investment	Cost (A)	Fair Value	Carrying Value
	(In Millions)
Fixed Maturities:
U.S. government, agencies and authorities	$3,598	$3,948	$3,948
State, municipalities and political subdivisions	478	540	540
Foreign governments	393	447	447
Public utilities	3,643	4,025	4,025
All other corporate bonds	21,028	22,034	22,034
Redeemable preferred stocks	1,069	998	998

Total fixed maturities	30,209	31,992	31,992

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	18	19	19
Mortgage loans on real estate	4,281	4,432	4,281
Real estate joint ventures	99	N/A	99
Policy loans	3,542	4,700	3,542
Other limited partnership interests and equity investments	1,688	1,688	1,688
Trading securities	1,014	982	982
Other invested assets	2,340	2,340	2,340

Total Investments	$43,191	$46,153	$44,943

(A)

Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

BALANCE SHEETS (PARENT COMPANY)

DECEMBER 31, 2011 AND 2010

	2011	2010
	(In Millions)
ASSETS
Investment:
Fixed maturities available-for-sale, at fair value (amortized cost of $30,142 and $28,134, respectively)	$31,922	$29,007
Mortgage loans on real estate	4,281	3,571
Equity real estate, held for the production of income	99	140
Policy loans	3,542	3,580
Investments in and loans to affiliates	2,304	2,434
Trading securities	472	—
Other equity investments	1,446	1,390
Other invested assets	2,334	1,404

Total investments	46,400	41,526
Cash and cash equivalents	2,516	1,413
Deferred policy acquisition costs	4,653	8,383
Amounts due from reinsurers	3,542	3,252
Guaranteed minimum income benefit reinsurance asset, at fair value	10,547	4,606
Other assets	4,782	5,070
Separate Accounts’ assets	86,419	92,014

Total Assets	$158,859	$156,264

LIABILITIES
Policyholders’ account balances	$26,033	$24,654
Future policy benefits and other policyholders liabilities	21,562	18,931
Broker-dealer related payables	11	5
Short-term and long-term debt	200	200
Income taxes payable	4,772	3,712
Loans from affiliates	1,325	1,325
Other liabilities	2,976	2,372
Separate Accounts’ liabilities	86,419	92,014

Total liabilities	143,298	143,213

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,743	5,593
Retained earnings	10,120	8,085
Accumulated other comprehensive income (loss)	(304)	(629)

Total AXA Equitable’s equity	15,561	13,051

Total Liabilities and AXA Equitable’s Equity	$158,859	$156,264

The financial information of AXA Equitable Life Insurance Company (“Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF EARNINGS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,312	$3,067	$2,918
Premiums	533	530	431
Net investment income (loss):
Investment income (loss) from derivative instruments	2,369	(269)	(3,079)
Other investment income (loss)	2,186	2,239	1,958

Total net investment income (loss)	4,555	1,970	(1,121)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(36)	(300)	(168)
Portion of loss recognized in other comprehensive income (loss)	4	18	6

Net impairment losses recognized	(32)	(282)	(162)
Other investment gains (losses), net	(10)	51	165

Total investment gains (losses), net	(42)	(231)	3
Equity in earnings (loss) of subsidiaries	55	468	483
Commissions, fees and other income	338	714	601
Increase (decrease) in the fair value of the reinsurance contract asset	5,941	2,350	(2,566)

Total revenues	14,692	8,868	749

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	4,357	3,079	1,299
Interest credited to policyholders’ account balances	999	951	1,004
Compensation and benefits	315	463	755
Commissions	1,212	1,056	1,074
Interest expense	106	106	106
Amortization of deferred policy acquisition costs	4,680	168	115
Capitalization of deferred policy acquisition costs	(1,030)	(916)	(975)
Rent expense	57	56	58
Amortization and depreciation	2	2	63
Premium taxes	43	40	36
Other operating costs and expenses	696	783	373

Total benefits and other deductions	11,437	5,788	3,908

Earnings (loss) from continuing operations, before income taxes	3,255	3,080	(3,159)
Income tax (expense) benefit	(942)	(772)	1,352

Earnings (loss) from continuing operations	2,313	2,308	(1,807)
Equity in earnings (losses) from discontinued operations, net of income taxes	—	—	3

Net Earnings (Loss)	2,313	2,308	(1,804)
Less: net (earnings) loss attributable to the noncontrolling interest	101	(235)	(359)

Net Earnings (Loss) Attributable to AXA Equitable	$2,414	$2,073	$(2,163)

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In Millions)
Net earnings (loss)	$2,313	$2,308	$(1,804)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	999	951	1,004
Universal life and investment-type policy fee income	(3,312)	(3,067)	(2,918)
Investment gains (losses), net	42	231	(3)
Equity in net earnings of subsidiaries	(55)	(468)	(482)
Dividends from subsidiaries	332	123	121
Change in deferred policy acquisition costs	3,650	(748)	(860)
Change in future policy benefits and other policyholder funds	2,229	1,136	(755)
(Income) loss related to derivative instruments	(2,369)	268	3,079
Change in reinsurance recoverable with affiliate	(242)	(233)	1,486
Change in the fair value of the reinsurance contract asset	(5,941)	(2,350)	2,566
Change in income tax payable	974	830	(1,150)
Amortization of reinsurance cost	211	274	318
Amortization and depreciation	83	100	94
Other, net	(190)	(8)	121

Net cash provided by (used in) operating activities	(1,276)	(653)	817

Cash flows from investing activities:
Maturities and repayments	3,427	2,746	2,055
Sales	626	2,863	6,522
Purchases	(7,462)	(6,529)	(8,566)
Cash settlements related to derivative instruments	1,429	(651)	(2,565)
Increase in loans to affiliates	—	—	(250)
Decrease in loans to affiliates	—	3	1
Sale of AXA Equitable Life and Annuity	—	—	—
Change in short-term investments	16	(53)	140
Change in policy loans	38	37	84
Other, net	(44)	(97)	(56)

Net cash provided by (used in) investing activities	(1,970)	(1,681)	(2,635)

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 — CONTINUED

	2011	2010	2009
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$4,461	$3,187	$3,395
Withdrawals and transfers to Separate Accounts	(821)	(483)	(2,161)
Shareholder dividends paid	(379)	(300)	—
Capital contribution	—	—	439
Change in short-term financings	—	—	—
Change in collateralized pledged liabilities	989	(270)	126
Change in collateralized pledged assets	99	533	(632)
Increase in loans from affiliates	—	—	—

Net cash provided by (used in) operating activities	4,349	2,667	1,167

Change in cash and cash equivalents	1,103	333	(651)
Cash and cash equivalents, beginning of year	1,413	1,080	1,731

Cash and Cash Equivalents, End of Year	$2,516	$1,413	$1,080

Supplemental cash flow information:
Interest Paid	$15	$19	$15

Income Taxes (Refunded) Paid	$15	$(27)	$(20)

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2011

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss) (1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense (2)
	(In Millions)
Insurance	$4,653	$26,033	$21,595	$3,845	$4,526	$5,359	$4,680	$1,606
Investment Management	—	—	—	—	(58)	—	—	2,914
Consolidation/ Elimination	—	—	—	—	34	—	—	(22)

Total	$4,653	$26,033	$21,595	$3,845	$4,502	$5,359	$4,680	$4,498

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.
(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2010

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss) (1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense (2)
	(In Millions)
Insurance	$8,383	$24,654	$18,965	$3,597	$1,943	$4,032	$168	$1,698
Investment Management	—	—	—	—	2	—	—	2,559
Consolidation/ Elimination	—	—	—	—	31	—	—	(31)

Total	$8,383	$24,654	$18,965	$3,597	$1,976	$4,032	$168	$4,226

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.
(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2009

Segment	Policy Charges And Premium Revenue	Net Investment Income (Loss) (1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense (2)
Insurance	$3,349	$(1,147)	$2,302	$115	$1,585
Investment Management	—	149	—	—	2,353
Consolidation/Elimination	—	18	—	—	(34)

Total	$3,349	$(980)	$2,302	$115	$3,904

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.
(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE IV

REINSURANCE(A)

AT OR FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In Millions)
2011
Life Insurance In-Force	$396,304	$101,926	$34,738	$329,116	10.6%

Premiums:
Life insurance and annuities	$815	$521	$195	$489	39.9%
Accident and health	93	64	15	44	34.1%

Total Premiums	$908	$585	$210	$533	39.4%

2010
Life Insurance In-Force	$378,078	$124,959	$37,124	$290,243	17.7%

Premiums:
Life insurance and annuities	$802	$517	$197	$482	40.9%
Accident and health	101	69	16	48	33.3%

Total Premiums	$903	$586	$213	$530	40.2%

2009
Life Insurance In-Force	$353,626	$142,588	$40,005	$251,043	15.9%

Premiums:
Life insurance and annuities	$730	$535	$183	$378	48.4%
Accident and health	108	74	19	53	35.7%

Total Premiums	$838	$609	$202	$431	46.9%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company (“AXA Equitable”) and its subsidiaries’ (together, the “Company”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.

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

AXA Equitable’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

9A-1

Part II, Item 9B.

OTHER INFORMATION

On March 2, 2012, we announced that Richard V. Silver, our Senior Executive Vice President, Chief Operating Officer and Chief Legal Officer, was retiring effective May 1, 2012 (the “Retirement Date”). On March 7, 2012, we entered into a consulting agreement (the “Consulting Agreement”) with Mr. Silver pursuant to which Mr. Silver will provide certain services to the Company. The term of the Consulting Agreement is one year, commencing on the Retirement Date and ending on April 30, 2013, unless terminated earlier in accordance with the terms of the Consulting Agreement. Pursuant to the Consulting Agreement, Mr. Silver will be compensated in the amount of $1,700,000, payable monthly in arrears. The Consulting Agreement also contains standard provisions related to confidentiality, non-disparagement, and non-solicitation/non-competition.

The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the complete copy of the Consulting Agreement filed as Exhibit 10.9 to this Annual Report on Form 10-K and is incorporated by reference herein.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of AXA Equitable are as follows:

Name	Age	Position
Mark Pearson	53	Chairman of the Board and Chief Executive Officer, Director
Andrew J. McMahon	44	President, Director
Henri de Castries	57	Director
Ramon de Oliveira	57	Director
Denis Duverne	58	Director
Charlynn Goins	69	Director
Danny L. Hale	67	Director
Anthony J. Hamilton	70	Director
Peter S. Kraus	59	Director
Lorie A. Slutsky	59	Director
Ezra Suleiman	70	Director
Richard C. Vaughan	62	Director
Richard S. Dziadzio	48	Senior Executive Vice President and Chief Financial Officer
Nick Lane	38	Senior Executive Vice President and President, Retirement Savings
Salvatore Piazzolla	59	Senior Executive Vice President, Head of Human Resources
Amy J. Radin	53	Senior Executive Vice President and Chief Marketing Officer
Richard V. Silver	56	Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer

BIOGRAPHIES

Mr. Pearson has been a Director of AXA Equitable since January 2011 and has served as Chairman of the Board and Chief Executive Officer since February 2011. Mr. Pearson also serves as President and Chief Executive Officer of AXA Financial since February 2011. Mr. Pearson is also a member of the Management and Executive Committees at AXA. Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings (now AXA Asia Pacific Holdings) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants. Mr. Pearson is also a director of AXA Financial (since January 2011), MONY Life (since January 2011), MLOA (since January 2011) and AllianceBernstein Corporation (since February 2011).

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Mr. McMahon has been a Director of AXA Equitable since May 2011 and has served as President since January 2011. Prior thereto, Mr. McMahon served as Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Equitable. Mr. McMahon also serves as Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Financial. Mr. McMahon also served as President of AXA Financial on an interim basis for the period January 2011 through February 2011. Mr. McMahon has overall responsibility for life insurance manufacturing, marketing, distribution, business management operations, and in-force management. He is also Chairman of AXA Advisors, LLC, the company’s broker/dealer and retail distribution channel since 2007. Before joining AXA Equitable in 2005, Mr. McMahon was a principal at McKinsey & Co. and served as a life insurance practice leader in North America. Prior to McKinsey & Co., Mr. McMahon spent several years in management positions with various business divisions of General Electric Company. Mr. McMahon is also a director of AXA Financial, MONY Life and MLOA since May 2011.

10-1

Mr. McMahon brings to the Board extensive financial services and insurance industry experience and key strategic planning, leadership and sales skills developed as an executive at AXA Equitable, McKinsey & Co. and General Electric Company.

Mr. de Castries has been a Director of AXA Equitable since September 1993. Mr. de Castries has also served as Chairman of the Board of AXA Financial since April 1998. Since April 2010, Mr. de Castries has been Chairman of the Board and Chief Executive Officer of AXA. Mr. de Castries served as the Chairman of the Management Board of AXA from May 2000 through April 2010. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is also a director of AXA Financial (since September 1993), MONY Life (since July 2004), MLOA (since July 2004), AllianceBernstein Corporation (since October 1993) and various other subsidiaries and affiliates of the AXA Group.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Mr. de Oliveira has been a Director of AXA Equitable since May 2011. Since April 2010, Mr. de Oliveira has been a member of AXA’s Board of Directors, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 and 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC, the Kauffman Foundation, Fonds de Dotation du Louvre, Tattinger-Kobrand, Quilvest SA and The Red Cross. Previously he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial, MONY Life and MLOA since May 2011.

Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.

Mr. Duverne has been a Director of AXA Equitable since February 1998. Since April 2010, Mr. Duverne has been the Deputy Chief Executive Officer of AXA, in charge of Finance, Strategy and Operations and a member of AXA’s Board of Directors. From January 2010 until April 2010, Mr. Duverne was AXA’s Management Board member in charge of Finance, Strategy and Operations. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Mr. Duverne is also a director of AXA Financial (since November 2003), MONY Life (since July 2004), MLOA (since July 2004), AllianceBernstein Corporation (since February 1996) and various other subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has garnered throughout the years from the many key roles he has served for AXA. The Board also benefits from his invaluable perspective as director and Deputy Chief Executive Officer of AXA.

Ms. Goins has been a Director of AXA Equitable since September 2006. Since December 2008, Ms. Goins has served as a Director of Federal National Mortgage Association Fannie Mae (“Fannie Mae”), where she serves on the Executive Committee and Nominating and Corporate Governance Committee (Chair). Since July 2008, she has also served as Chairman of the Board (Distribution Committee) of The New York Community Trust. Prior to being elected its Chairman, Ms. Goins served as Vice Chairman and a member of the Trust’s Distribution Committee. Previously, Ms. Goins served as Chairperson of

10-2

the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to September 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins is also a director of AXA Financial, MONY Life and MLOA since September 2006.

Ms. Goins, who is an attorney, brings to the Board extensive experience in business, finance, regulatory and public policy matters. The Board also benefits from her perspective as a director of Fannie Mae and The New York Community Trust.

Mr. Hale has been a Director of AXA Equitable since May 2010. From January 2003 to March 2008, Mr. Hale served as Senior Vice President and Chief Financial Officer of The Allstate Corporation. Prior to joining The Allstate Corporation in January 2003, he was Executive Vice President and Chief Financial Officer of the Promus Hotel Corporation until its acquisition by the Hilton Hotels Group in 1999. Prior to joining Promus Hotel Corporation, Mr. Hale was Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998. Mr. Hale joined insurer USF&G Corporation in 1991 as Executive Vice President of Diversified Insurance & Investment Operations. Prior thereto, Mr. Hale held various positions with each of Chase Manhattan Leasing and General Electric Company. Mr. Hale is also a director of AXA Financial, MONY Life and MLOA since May 2010.

Mr. Hale brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer.

Mr. Hamilton has been a Director of AXA Equitable since May 2006. Since April 2010, Mr. Hamilton has been a member of AXA’s Board of Directors, where he serves on the Audit Committee (Chair) and Compensation and Human Resources Committee. Prior thereto, he was a member of AXA’s Supervisory Board from January 1996 to April 2010. Mr. Hamilton is also a director of AXA Equity and Law plc since 1993 and its Non-executive Chairman since 1995 and a director of AXA UK plc since 1995 and its Non-executive Chairman since September 2000. Mr. Hamilton joined the investment bank Fox-Pitt, Kelton Limited (“FPK”) in 1978. He was a principal shareholder and served as executive chairman of FPK from 1994 until FPK was acquired by Swiss RE in March 1999. Mr. Hamilton retired from his executive responsibilities at FPK in 2004. Mr. Hamilton is currently a director of Tawa plc and is a former director of FPK; Pinault Printemps Redoute SA; Swiss Re Capital Markets Limited; CX Reinsurance; and Binley Limited. Mr. Hamilton is also a director of AXA Financial (since December 1995), MONY Life (since May 2006) and MLOA (since May 2006).

Mr. Hamilton brings to the Board extensive financial services and insurance industry experience acquired through his years as a senior leader at FPK. The Board also benefits from his perspective as a director of Tawa plc and AXA and certain of its other subsidiaries.

Mr. Kraus has been a Director of AXA Equitable since February 2009. Since December 2008, Mr. Kraus has served as Chairman of the Board of AllianceBernstein Corporation and Chief Executive Officer of AllianceBernstein Corporation, AllianceBernstein and AllianceBernstein Holding. From September 2008 through December 2008, Mr. Kraus served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. Mr. Kraus is a member of the Management and Executive Committees of AXA. Mr. Kraus is also a director of AXA Financial, MONY and MLOA since February 2009.

Mr. Kraus brings to the Board extensive knowledge of the financial services industry and in-depth experience in the financial markets, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Ms. Slutsky has been a Director of AXA Equitable since September 2006. Since January 1990, Ms. Slutsky has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky is Secretary and a board

10-3

member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. She also served on the Board of Directors of the Council on Foundations from 1989 to 1995 and as its Chair from 1992 to 1994. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997. Ms. Slutsky is also a director of AXA Financial, MONY Life and MLOA (since September 2006) and AllianceBernstein Corporation (since July 2002).

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Mr. Suleiman has been a Director of AXA Equitable since May 2006. Mr. Suleiman was a member of AXA’s Board of Directors from April 2010 to April 2011, where he served on the Audit Committee and Ethics and Governance Committee. Prior thereto, he was a member of AXA’s Supervisory Board from April 2003 to April 2010. Mr. Suleiman is currently the IBM Professor of International Studies at Princeton University and has been a Professor of Politics at Princeton University since 1979. Mr. Suleiman is currently a member of the Board of Directors of Suez Environnement, where he serves on the Audit and Financial Statements Committee (Chair) and the Appointments and Compensation Committee. He is also the President of the Advisory Board of Institut Montaigne; and member of the Editorial Board of Comparative Politics; a member of the Editorial Committees of La Revue des Deux Mondes, Politique Américaine and Questions Internationales; and a member of the Council on Foreign Relations (New York) and HEC International Advisory Board. Mr. Suleiman is also a director of AXA Financial, MONY Life and MLOA since May 2006.

Mr. Suleiman brings to the Board key leadership and analytical skills from his positions in academia. The Board also benefits from his perspective as a director of Suez Environnement and as a former director of AXA.

Mr. Vaughan has been a Director of AXA Equitable since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Audit Committee (Chair), Compensation and Governance Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial, MONY and MLOA since May 2010.

Mr. Vaughan brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer. The Board also benefits from his perspective as a director of MBIA, Inc. and as a former director to other public companies.

Mr. Dziadzio joined AXA Equitable in July 2004 and has served as Senior Executive Vice President and Chief Financial Officer of AXA Equitable since January 2010 and of AXA Financial since May 2010. Mr. Dziadzio was elected Executive Vice President and Chief Financial Officer of AXA Equitable and AXA Financial in January 2007. Prior thereto, Mr. Dziadzio held various financial positions within AXA Equitable. Before joining AXA Equitable, Mr. Dziadzio held various positions with subsidiaries and affiliates of the AXA Group, which he originally joined in 1994 as a senior analyst in the corporate finance department. In 1997, he was promoted to corporate finance officer, handling corporate finance activities for the group in insurance and asset management in the U.S. and U.K. In 1998, Mr. Dziadzio became head of finance and administration for AXA Real Estate Investment Managers. From February 2001 to June 2004, he was responsible for business support and development for AXA Financial, AllianceBernstein and AXA IM. Mr. Dziadzio is a member of the Board of Directors of AllianceBernstein Corporation (since May 2007)

Mr. Lane rejoined AXA Equitable in February 2011 as Senior Executive Vice President and President, Retirement Savings of AXA Equitable and AXA Financial. Mr. Lane has overall responsibility for annuity product manufacturing, service delivery, marketing, in-force management and wholesale distribution. Mr. Lane rejoined AXA Equitable from AXA, where he served as head of AXA Group Strategy since 2008. Prior to joining AXA Group in 2008, he was a director of AXA Advisors LLC and a

10-4

director and Vice Chairman of AXA Network LLC, AXA Financial Group’s retail broker dealer and insurance general agency, respectively. Prior to joining AXA Equitable, he was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co. Prior thereto, Mr. Lane served as a captain in the U.S. Marine Corps.

Mr. Piazzolla joined AXA Equitable in March 2011 as Senior Executive Vice President and Head of Human Resources of AXA Equitable and AXA Financial. Mr. Piazzolla is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards. Prior to joining AXA Equitable, Mr. Piazzolla was Senior Executive Vice President, Head of Human Resources at UniCredit Group, where he was responsible for all aspects of human resources management, including leadership development, learning and industrial relations. Before joining UniCredit Group in 2005, he held various human resources senior management positions in the United States and abroad at General Electric Company, Pepsi Cola International and S.C. Johnson Wax.

Ms. Radin joined AXA Equitable in February 2012 as Senior Executive Vice President and Chief Marketing Officer of AXA Equitable and AXA Financial. Ms. Radin is responsible for building the Company’s brand around the customer experience – both internally and externally. She partners with the Financial Protection & Wealth Management and Retirement Savings marketing teams to develop and implement marketing strategies aimed at growing the business and building brand awareness in targeted customer segments using a variety of media. Prior to joining AXA Equitable, Ms. Radin was Executive Vice President and Chief Innovation Officer at E*TRADE, where she was responsible for identifying trends and opportunities in the financial services industry and for developing new sources of growth through broader and deeper relationships. Before joining E*TRADE in 2010, Ms. Radin served in several senior management positions at Reader’s Digest Association, Citigroup, Dime Bancorp and American Express.

Mr. Silver joined AXA Equitable in 1986 and has been Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer of AXA Equitable since January 2010 and of AXA Financial since May 2010. Mr. Silver oversees the Funds Management Group, Information Technology, the Strategic Initiatives Group and the Law Department. From 1991 through 1994, he was President and Chief Operating Officer of AXA Advisors. Mr. Silver returned to the Law Department in 1995 and held a series of management positions, becoming General Counsel of AXA Equitable in 1999 and Executive Vice President and General Counsel of AXA Financial in 2001.

CORPORATE GOVERNANCE

Board of Directors

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment Committees, each of which is described in further detail below. Of the Directors, only Mr. de Oliveira attended fewer than 75% of the aggregate of all Board and committee meetings which he was entitled to attend in 2011.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. de Castries, Mr. Duverne, Mr. Hamilton and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of the Company between meetings of the Board with the exceptions set forth in the Company’s By-Laws. The Executive Committee held no meetings in 2011.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Mr. Hale and Mr. Suleiman. The primary purposes of the Audit Committee are to: (i) provide oversight in connection with (1) management’s conduct of the Company’s financial reporting process, (2) management’s development and maintenance of systems of internal accounting and financial controls, (3) the performance of AXA Equitable’s internal audit function and (4) the work of the outside auditor engaged for purposes of the annual audit of AXA Equitable’s financial statements; (ii) approve (1) the appointment, compensation and retention of the outside auditor and (2) the audit and non-audit services

10-5

to be performed by the outside auditor and (iii) resolve any disagreement between management and the outside auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan and Hale is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met eight times in 2011.

The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Ms. Slutsky (Chair), Ms. Goins and Mr. Hale. The primary purpose of the OCC is to: (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees; (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management; and (iii) be responsible for general oversight of compensation and compensation related matters. The OCC held five meetings in 2011.

The Investment Committee of the Board (“Investment Committee”) is currently comprised of Mr. Hamilton (Chair), Mr. de Castries, Mr. Hale, Mr. McMahon and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of the Company by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met four times in 2011.

Independence of Certain Directors

Although not subject to the independence standards of the New York Stock Exchange, as a best practice we have applied the independence standards required for listed companies of the New York Stock Exchange to the current members of the Board of Directors. Applying these standards, the Board of Directors has determined that Mr. de Oliveira, Ms. Goins, Mr. Hale, Mr. Hamilton, Ms. Slutsky, Mr. Suleiman and Mr. Vaughan are independent.

Code of Ethics

All of our officers and employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are subject to the Policy Statement on Ethics (the “Code”), a code of ethics as defined under Regulation S-K.

The Code complies with Section 406 of the Sarbanes-Oxley Act of 2002 and is available on our website at www.axa-equitable.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers from provisions of the Code that apply to our chief executive officer, chief financial officer and chief accounting officer by posting such information on our website at the above address. To date, there have been no such amendments or waivers.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

10-6

Part III, Item 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an overview of the goals and principal components of our executive compensation program and describe how we determine the compensation of our “Named Executive Officers.” For 2011, our Named Executive Officers were:

•	Mark Pearson, Chairman and Chief Executive Officer

•	Richard S. Dziadzio, Senior Executive Vice President and Chief Financial Officer

•	Salvatore F. Piazzolla, Senior Executive Vice President

•	Andrew McMahon, President

•	Richard V. Silver, Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer (retiring effective May 1, 2012)

•	Nick Lane, Senior Executive Vice President and President, Retirement Savings since February 2011

•	Jamie Shepherdson, Senior Executive Vice President and President, Retirement Savings through January 2011 (retired)

The details of each Named Executive Officer’s compensation may be found in the Summary Compensation Table and other compensation tables included in this Item 11.

Compensation Philosophy and Strategy

Overview

The overriding goal of our executive compensation program is to attract, retain and motivate top-performing executive officers who will dedicate themselves to the long-term financial and operational success of AXA Equitable and its parent, AXA Financial, Inc. To this end, we have structured the program to foster a pay-for-performance management culture by:

•

providing total compensation opportunities that are competitive with the levels of total compensation available at the large diversified financial services companies with which we most directly compete in the marketplace;

•

making performance-based variable compensation the principal component of executive pay to drive superior performance by basing executive officers’ financial success on the financial and operational success of AXA Financial Group’s insurance-related businesses (“AXA Financial Life and Savings Operations”);

•

setting performance metrics and objectives for our variable compensation arrangements that reward executives for attaining both annual targets and medium-range and long-term business objectives, thereby providing individual executives with the opportunity to earn above-average compensation by achieving above-average results;

•

establishing equity-based arrangements that align our executives’ financial interests with those of our ultimate parent and shareholder, AXA, by ensuring our executives have a material financial stake in the rising equity value of AXA and the business success of its affiliates; and

11-1

•	structuring compensation packages and outcomes to foster internal equity.

Compensation Components

To support this pay-for-performance strategy, our total compensation program provides a mix of fixed and variable compensation components that bases the majority of each executive’s compensation on our success and on an assessment of each executive’s overall contribution to that success.

Fixed Component

The fixed compensation component of our total compensation program, base salary, falls within the market median of the large financial services companies that are our major competitors and is meant to fairly and competitively compensate our executives for their positions and the scope of their responsibilities.

Variable Components

The variable compensation components of our total compensation program, our short-term incentive compensation program and our equity-based awards, give our executives the opportunity to receive compensation that is above the market average offered by our competitors by succeeding at various corporate and individual financial and operational performance objectives. The variable compensation components measure and reward performance with short-term, medium-term and long-term focuses.

Our short-term incentive compensation program focuses our executives on annual corporate and business unit goals that, when attained, drive our global success over the long-term. It also serves as our primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership.

Our equity-based awards are structured to reward both medium-term and long-term value creation. Performance unit awards serve as our medium range incentive, with three-year vesting schedules and payouts in cash. Our stock options, on the other hand, are intended to focus our executives on a longer time horizon. Stock options are typically granted with vesting schedules of four years and terms of 10 years so that they effectively merge a substantial portion of each executive’s compensation with the long-term financial success of AXA. We are confident that such a direct alignment of the long-term interests of our executives with those of AXA, combined with the vesting terms of such awards, promotes executive retention, focuses our executives on gearing their performances to long-term value-creation strategies and discourages excessive short-term risk-taking.

How Compensation Decisions Are Made

Role of the AXA Board of Directors

The global framework governing the executive compensation policies for AXA Group and its U.S. subsidiaries, including AXA Equitable, is set and administered at the AXA level through the operations of AXA’s Board of Directors. The AXA Board of Directors (i) oversees the activities of AXA, (ii) reviews the compensation policies that apply to executives of AXA Group worldwide, which are then adapted to local law, conditions and practices by the boards of directors and compensation committees of AXA’s subsidiaries, and (iii) sets annual caps on equity-based awards and reviews and approves all AXA equity-based compensation programs prior to their implementation, which it does in accordance with French laws that govern equity-based compensation.

The Compensation and Human Resources Committee of the AXA Board of Directors is responsible for reviewing the compensation of key executives of the AXA Group, including Mr. Pearson. The Compensation and Human Resources Committee also recommends to the AXA Board of Directors the amount of equity-based awards to be granted to the members of the Management Committee, an internal committee established to assist the Chief Executive Officer of AXA with the operational management of the AXA Group. Mr. Pearson is a member of the Management Committee. As of April 27,

11-2

2011, the Compensation and Human Resources Committee was composed entirely of directors who were determined to be independent by the AXA Board of Directors in accordance with the criteria set forth in the AFEP/MEDEF Code (a code of corporate governance principles issued by the French Association of Private Companies (Association Française des Entreprises Privées-AFEP) and the French Confederation of Business Enterprises (Mouvement des Entreprises de France-MEDEF)).

Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Equitable falls to the Organization and Compensation Committee (the “OCC”) of the Board of Directors of AXA Equitable (the “Board of Directors”). The OCC consists of three members, all of whom were determined to be independent directors by the Board of Directors under New York Stock Exchange standards as of February 9, 2012. In implementing AXA’s global compensation program at the entity level, the OCC is aided by the Chairman and Chief Executive Officer of AXA who, while not a formal member of the OCC, is a member of the Board of Directors and participates in the OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.

The OCC is primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Equitable and its subsidiaries to ensure they support AXA Equitable’s business strategy and meet the objectives set by AXA for its global compensation policy. In particular, the OCC of AXA Equitable is responsible for:

•	evaluating the performance of the Named Executive Officers and recommending to the Board of Directors their compensation, including their salaries and variable compensation;
•	supervising the policies relating to compensation of officers and employees; and
•	reviewing corporate goals and objectives included in variable compensation arrangements and evaluating senior management performance in light of those goals and objectives.

Following its review and discussion, the OCC submits its compensation recommendations to the Board of Directors for its discussion and approval. Pursuant to the provisions of the New York Insurance Law, the Board of AXA Equitable must approve the compensation of all principal officers of AXA Equitable and comparably paid employees. As of February 9, 2012, all of the Named Executive Officers were principal officers or comparably paid employees with the exception of Mr. Lane and Mr. Shepherdson.

Role of the Chief Executive Officer

Our Chief Executive Officer assists the OCC in its review of the total compensation of all the Named Executive Officers except himself. He provides the OCC with his assessment of their performances relative to the corporate and individual goals and other expectations set for them for the preceding year. He then provides his recommendations for each Named Executive Officer’s total compensation and the appropriate goals for each in the year to come. However, the OCC is not bound by his recommendations.

Other than the Chief Executive Officer, no Named Executive Officer plays a role in determining the compensation of any other Named Executive Officer.

Role of AXA Equitable Human Resources

AXA Equitable Human Resources supports the OCC’s work on executive compensation matters, being responsible for many of the organizational and administrative tasks that underlie the compensation review and determination process and making presentations on various topics. Human Resources’ efforts include, among other things:

•	suggesting appropriate peer groups for the approval of the OCC, and updating existing selections;

11-3

•	evaluating the compensation data from peer groups, national executive pay surveys and other sources for the Named Executive Officers and other officers as appropriate;

•	gathering and correlating performance ratings and reviews for individual executive officers, including the Named Executive Officers;

•	reviewing executive compensation recommendations against appropriate market data and for internal consistency and equity; and

•	reporting to, and answering requests for information from, the OCC.

Human Resources officers also coordinate and share information with their counterparts at our ultimate parent company, AXA, and take part in its annual comprehensive review of the total compensation of executive officers, as described below in the section entitled “Executive Compensation Review.”

Role of Compensation Consultant

Towers Watson has been retained by AXA Equitable to serve as an executive compensation consultant. Towers Watson provides various services including advising senior management on various issues relating to our executive compensation practices and providing market information and analysis regarding the competitiveness of our total compensation program.

During 2011, Towers Watson performed the following specific services for senior management:

•	prepared a comparative review of the total compensation of Mr. Pearson against that received by chief executive officers at peer companies;

•	provided periodic updates on legal, accounting and other developments and trends affecting compensation and benefits generally and executive compensation specifically;

•

offered competitive review of total compensation (including base, salary, targeted and actual annual incentives, annualized value of long-term incentives, welfare or retirement benefits) against selected peer companies, covering specific groups of executive positions; and

•	assisted in analyzing general reports published by third party national compensation consultants on corporate compensation and benefits.

The senior management of Human Resources of AXA Equitable has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement upon 30 days’ written notice to Towers Watson. The total amount of fees paid to Tower Watson by AXA Equitable in 2011 was approximately $176,697 for both executive compensation consulting and support for a performance review system. AXA Equitable also paid fees to Towers Watson for actuarial services unrelated to its compensation programs.

Use Of Competitive Compensation Data

Because we compete most directly for executive talent with other large diversified financial services companies, we regard it as essential to regularly review the competitiveness of our total compensation program for our executives to ensure that we are providing compensation opportunities that compare favorably with the levels of total compensation offered to similarly situated executives by our peer companies. We use a variety of sources of compensation information to benchmark the competitive market for our executives, including our Named Executive Officers.

For certain of our Named Executive Officers, our primary sources are compensation data compiled from peer groups of our business competitors, with different sources used for different officers depending on the availability of relevant data.

11-4

Mr. Pearson

Mr. Pearson’s peer group currently includes the following companies:

AFLAC	MetLife, Inc.
Ameriprise	Principal Financial Group, Inc.
Genworth Financial	Prudential Financial, Inc.
Hartford Financial Services	Sun Life Financial
Lincoln National Corp.

Mr. Pearson’s compensation is compared to two groups of executives within the peer group as follows:

•

CEO Peer Group: This group includes the CEOs of the companies in the peer group. A discount is applied to the data to reflect the subsidiary status of AXA Equitable. Specifically, a 15% discount is applied to cash compensation, a 30% discount is applied to long-term incentive compensation and a 20% discount is applied to total compensation; and

•	President/Division CEOs: This group includes the “seconds” of the companies in the peer group or Presidents and CEOs of their subsidiaries. There is no discount applied to this group.

Other Named Executive Officers

For Mr. McMahon, Mr. Silver, Mr. Dziadzio and Mr. Piazzolla, we currently rely primarily on the Tower Watson U.S. Diversified Insurance Study of Executive Compensation (“Towers Watson DIS”) for information to compare their total compensation to the total compensation reported for multi-line business executives, top legal executives, top financial executives and top human resources executives, respectively, paid by peer groups of companies that included:

Aegon USA	ING	Phoenix Companies
AFLAC	John Hancock	Principal Financial Group, Inc.
AIG, Inc.	Lincoln National Corp.	Prudential Financial, Inc.
Allstate	Massachusetts Mutual	Securian Financial
American United Life	MetLife, Inc.	Sun Life Financial
CIGNA	Nationwide	Thrivent Financial
CNO Financial	New York Life, Inc.	TIAA-CREF
Genworth Financial	Northwestern Mutual	Unum Group
Guardian Life	Pacific Life, Inc.	USAA
Hartford Financial Services

For Mr. Lane, we also rely primarily on the Towers Watson DIS for information to compare his total compensation to the total compensation reported for a combination (weighted equally) of the multi-line business executives and top individual annuity line executives.

Other Compensation Data Sources

We supplement the above U.S. compensation data sources with additional information from general surveys of corporate compensation and benefits published by various national compensation consulting firms. We also participate in surveys conducted by Mercer, McLagan Partners, Towers Watson and LOMA Executive Survey to benchmark both our executive and non-executive compensation programs.

All these information sources are employed to measure and compare actual pay levels not only on an aggregate, total compensation basis but by breaking down our total compensation program component by component to review and

11-5

compare specific compensation elements as well as the particular mixes of fixed versus variable, short-term versus long-term and cash versus equity-based compensation at our peer companies. This information, as collected and reviewed by Human Resources, is submitted to the OCC for review and discussion.

Pricing Philosophy

We design our compensation practices with the aid of the market data to target the compensation of each Named Executive Officer at the median for the fixed component of compensation and at the 50th to 75th percentiles for total compensation with respect to the pay for comparable positions at the appropriate peer group. Our analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies. Differences in the amounts of total compensation for our Named Executive Officers in 2011 resulted chiefly from differences in each executive’s level of responsibilities, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

Executive Compensation Review

In addition to the foregoing processes, each year AXA Human Resources conducts a comprehensive review of the total compensation paid to the top approximately 300 executives of AXA Group worldwide, including all the Named Executive Officers except Mr. Pearson since members of AXA’s Management Committee are reviewed separately by the Compensation and Human Resources Committee of the AXA Board of Directors. The Chairman and Chief Executive Officer of AXA and the Deputy Chief Executive Officer of AXA participate in this review which focuses on the executives’ performance over the last year and the decisions made about their compensation in light of those performances. The Chief Executive Officer of AXA Equitable and AXA Equitable Human Resources participate in the portion of the review relating to AXA Equitable executives.

Components Of The Total Rewards For Our Executive Officers

We provide a Total Rewards Program for our Named Executive Officers that consists of six components. These components include the three components of our total compensation program (i.e., base salary, short-term incentive compensation and equity-based awards) as well as: (i) retirement, health and other benefit programs, (ii) severance and change-in-control benefits and (iii) perquisites.

Base Salary

The primary purpose of base salary is to compensate each Named Executive Officer fairly based on the position held, the Named Executive Officer’s career experience, the scope of the position’s responsibilities and the Named Executive Officer’s own performance, all of which are reviewed with the aid of market survey data. Using this data, we maintain a 50th percentile pricing philosophy, comparing our base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise (for example, Mr. Piazzolla’s initial base salary was set at a higher level to match his compensation at his prior employer and to include an additional amount in lieu of providing Mr. Piazzolla with a housing allowance). Once set, we usually do not increase base salaries for the Named Executive Officers, except to reflect a change in job responsibility.

Mr. Pearson is the only Named Executive Officer with an employment agreement. Under this agreement, Mr. Pearson’s employment will continue until he is age 65 unless the employment agreement is terminated earlier by either party on 30 days’ prior written notice. Mr. Pearson is entitled to a minimum rate of base salary of $1,150,000 per year, except that his rate of base salary may be decreased in the case of across-the-board salary reductions similarly affecting all officers with the title of Executive Vice President or higher. In setting Mr. Pearson’s base salary, the Company included an additional amount in lieu of providing Mr. Pearson with a housing allowance.

In 2011, none of the Named Executive Officers, except Mr. McMahon, received an increase in their annual rate of base salary. Mr. McMahon received an increase of $100,000 to reflect his promotion to President.

11-6

The base salaries earned by the Named Executive Officers in 2011 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

Short-Term Incentive Compensation Program

Annual variable cash awards for the Named Executive Officers are available under The AXA Equitable Short-Term Incentive Compensation Program for Senior Officers (the “STIC Program”).

The purpose of the STIC Program is to:

•	align incentive awards with the company’s strategic objectives and reward employees based on both company and individual performance;
•	enhance the performance assessment process with a focus on accountability;
•	establish greater compensation differentiation based on performance;
•	provide competitive total compensation opportunities; and
•	attract, motivate and retain top performers.

The STIC Program awards are typically made in February each year, following review of each participant’s performance and achievements over the course of the preceding fiscal year. Awards can vary from year to year, and differ by participant, depending on the business and operational results of AXA Group and AXA Financial Life and Savings Operations, as measured by the performance objectives under the STIC Program and certain qualitative measures as well as the participant’s individual contributions to those results. No individual is guaranteed any award under the STIC Program, except for certain limited guarantees for new hires (including, for 2011, Mr. Pearson as described below).

Individual Targets

Initially, individual target awards are assigned to each STIC Program participant based on evaluations of competitive market data for his or her position. These individual award targets are reviewed each year and may be increased or decreased, but generally remain constant from year to year unless there has been a significant change in the level of the participant’s responsibilities or a proven and sustained change in the market compensation for the position. For 2011, Mr. Pearson had a guaranteed minimum target of 170% of his base salary pursuant to his employment agreement.

STIC Program Pool

All the money available to pay STIC Program awards comes from, and is limited by, a cash pool (the “STIC Pool”) from which the awards of all the participants under the STIC Program are paid. The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all STIC Program participants for the year is multiplied by a funding percentage (the “Funding Percentage”). The Funding Percentage is initially based on a performance percentage that measures the combined performance of AXA Group and AXA Financial Life and Savings Operations against certain financial and other targets (the “Performance Percentage”). The performance of the Investment Management segment of AXA Equitable is not considered for this purpose since it reports the business of AllianceBernstein, the officers of which do not participate in the STIC Program. AllianceBernstein maintains separate compensation plans and programs.

After the Performance Percentage is determined, it may be adjusted positively or negatively by the Chairman and Chief Executive Officer of AXA, as described below, to arrive at the Funding Percentage.

Performance Percentage

The performances of AXA Group and AXA Financial Life and Savings Operations are given different weightings when determining the Performance Percentage. For each 2011 STIC Program participant, including all the Named Executive Officers except Mr. Pearson, the performances of AXA Group and AXA Financial Life and Savings Operations were weighted

11-7

10% for AXA Group’s performance and 90% for AXA Financial Life and Savings Operations. For Mr. Pearson, the weightings were 30% and 70%, respectively, to reflect his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee.

Various performance objectives are established for each of AXA Group and AXA Financial Life and Savings Operations, and a target is set for each one. Each performance objective is separately subject to a 150% cap and 50% cliff. For example, if a particular performance objective is weighted 15% for AXA Financial Life and Savings Operations, 15% will be added to the overall performance percentage for AXA Financial Life and Savings Operations if that target is met, regardless of AXA Financial Life and Savings Operations’ performance on its other objectives. If the target for that performance objective is exceeded, the amount added to the overall performance percentage for AXA Financial Life and Savings Operations will be increased up to a maximum of 22.5% (150% x 15%). If the target for the performance objective is not met, the amount added to the performance percentage will be decreased down to a threshold of 7.5% (50% x 15%). If performance is below the threshold, 0% will be added to AXA Financial Life and Savings Operations’ overall performance percentage.

AXA Financial Life and Savings Operations - The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial Life and Savings Operations in 2011, along with their relative weighting. The performance objectives for AXA Financial Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

AXA Financial Life and Savings Operations Performance Objectives	Weighting	Target(1)
Underlying earnings(2)	50.0%	715
Economic expenses(3)	15.0%	1,474
Operating return on European embedded value(4)	20.0%	10.6%
Customer Centricity(5)
Customer Scope	10.0%	81.0%
Brand Preference	5.0%	34.0%

(1)	The numbers for underlying earnings and economic expenses are in millions of U.S. dollars.

(2)

“Underlying earnings” means net income excluding net realized capital gains (losses), goodwill and related intangibles, profit and loss on financial assets under the fair value option, derivatives and exceptional operations. Underlying earnings is measured using International Financial Reporting Standards (“IFRS”) since AXA uses IFRS as its principal method of accounting.

(3)	“Economic expenses” means various controllable expenses as determined by AXA.

(4)

“Operating return on European embedded value” means the growth of European embedded value over the course of a year (including the impact of: (a) differences in operational experience from expected, (b) assumption changes and (c) the value of business added during the year) as a percentage of European embedded value at the beginning of the year. “European embedded value” is the expected future profits generated from the assets and liabilities of all in-force business in today’s dollars.

(5)

“Customer Centricity” is comprised of two components – Customer Scope and Brand Preference. Generally, Customer Scope measures customers’ overall satisfaction with AXA Equitable and Brand Preference measures customers’ intention to buy additional products from AXA Equitable based on a weighted average of the percentage of favorable responses received for certain customer survey questions.

Since the performance objectives are meant to cover only the key performance indicators for a year, there are generally no more than five objectives. The performance objectives are determined based on AXA’s strategy and focus and may change from year to year as different metrics may become more relevant. For example, the weighting of customer centricity has increased over the last few years as AXA Group has developed a global strategy of becoming more customer-focused. Underlying earnings is generally the most highly weighted performance objective since we believe that underlying earnings is the strongest indicator of performance for a year and should be the dominant metric to determine an executive’s annual incentive income. Operating return on European embedded value is included to establish focus not only on new business value, but also value generated from in-force business.

11-8

AXA Group - While the performance objectives for AXA Financial Life and Savings Operations reflect the key performance indicators at an operating company level, the performance objectives for AXA Group reflect the key financial metrics driving shareholder value as recognized by the financial markets. For example, return on equity is used in place of operating return on European embedded value to put a greater focus on capital. Also, underlying earnings per share is used in lieu of underlying earnings since it is a critical measure of value to AXA Group’s shareholders.

The following grid presents the targets for each of AXA Group’s performance objectives in 2011, along with their relative weighting:

AXA Group Performance Objectives	Weighting	Target
Underlying earnings per share	65.0%	1.65 euro/share
Return on equity(1)	20.0%	18.0%
Customer Scope(2)	15.0%	79.2%

(1)

“Return on equity” means the ratio of the change in available financial resources for a year to the average short-term economic capital. Short-term economic capital measures the portion of the available financial resources that could be lost in a year if a 1 in 200 year “shock” were to occur.

(2)	“Customer Scope” for AXA Group represents the combined Customer Scope results for AXA affiliates worldwide.

Adjustment by AXA Group Chief Executive Officer

As stated above, the Performance Percentage may be adjusted by AXA’s Chairman and Chief Executive Officer to arrive at the Funding Percentage. This adjustment reflects AXA Equitable’s performance against other qualitative goals set by AXA at the beginning of the year and may increase or decrease the Performance Percentage by 15.0%, subject to an overall cap of 150.0% for the Funding Percentage. For 2011, these other qualitative goals included a wide range of customer centricity, employee engagement and other major strategic initiatives set at the beginning of the year. With respect to 2011, AXA’s Chairman and Chief Executive Officer made a positive adjustment based on his subjective evaluation of AXA Equitable’s performance for 2011, taking into account various accomplishments such as the development and communication of a number of differentiating proof points and value propositions for targeted customer segments, the continued deployment of the company’s employee innovation award program with a 20% increase in applications and the roll-out of the company’s Noble Purpose initiative.

Individual Determinations

Once the STIC Pool is determined, it is allocated to participants in the STIC Program based on their individual performance and demonstrated leadership behaviors. As stated above, no participant is guaranteed his or her target award or any award under the STIC Program except for certain limited guarantees for new hires (including, in 2011, Mr. Pearson as described below). This section describes how the amount of the STIC Program awards for the Named Executive Officers were determined.

The OCC reviewed the performance of each Named Executive Officer during 2011. Based on its subjective determination of each Named Executive Officer’s performance, the OCC made its recommendations as to the STIC Program award for each Named Executive Officer to the AXA Equitable Board of Directors who approved the final award amounts. In making its recommendations, the OCC took into account the factors that it deemed relevant, including the following accomplishments achieved in 2011 and the Funding Percentage. The accomplishments included:

•

We continued to execute our program to offer a more balanced and diversified product portfolio, resulting in a significant portion of our first year premiums and deposits coming from new and innovative products, allowing us to drive profitable growth while managing risk;

•	We continued our efforts to reduce volatility and exposure on certain in-force business;
•	We achieved $160 million of annualized savings;
•	We experienced improved results in our 2011 customer satisfaction surveys and were selected as a DALBAR 2011 Annuity Service Award winner;
•	We hired a significant amount of new financial professionals through our 2011 recruiting initiatives; and
•	We continued our work in transforming our culture and increasing employee engagement.

11-9

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at recommended STIC Program award for each of the Named Executive Officers.

Pursuant to his employment agreement, Mr. Pearson was eligible to receive a guaranteed award of no less than $1,773,216 under the STIC Program for 2011 and a target STIC opportunity for 2011 of no less than 170.0% of his base salary.

In addition to his STIC Program award for 2011, Mr. Piazzolla received a sign-on bonus of $150,000 in April 2011. The bonus is subject to recoupment in the event Mr. Piazzolla’s employment with AXA Equitable is terminated for any reason (other than death or job elimination) prior to one full year of employment.

The STIC Program awards earned by the Named Executive Officers in 2011 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

Equity-Based Awards

Annual equity-based awards for our officers, including the Named Executive Officers, are available under the umbrella of AXA’s global equity program. The value of the equity-based awards is linked to the performance of AXA’s stock.

The purpose of the equity-based awards is to:

•	align strategic interests of participants with those of our ultimate parent and shareholder, AXA;
•	provide competitive total compensation opportunities;
•	focus on achievement of medium-range and long-term strategic business objectives; and
•	attract, motivate and retain top performers.

Each year, AXA Equitable’s OCC submits to the AXA Board of Directors recommendations with respect to equity-based awards for officers, including the Named Executive Officers. The AXA Board of Directors approves individual grants as it deems appropriate.

Every proposed grant under AXA’s global equity program involves a mix of two equity-based components: (1) AXA ordinary share options and (2) AXA performance units. U.S. employees are granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”).

Both the Stock Option Plan and the Performance Unit Plan are subject to the oversight of the AXA Board of Directors, which is authorized to approve all stock option and performance unit programs within AXA Group prior to their implementation within the global cap for grants authorized by AXA’s shareholders. The AXA Board of Directors is also responsible for setting the size of the equity pool each year, after considering the amounts authorized by shareholders for stock options (AXA’s shareholders authorize a global cap for option awards every 3 to 4 years) and the recommendations of chief executive officers or boards of directors of affiliates worldwide on the number of option and performance unit grants for the year. The pools are allocated annually among AXA Group affiliates based on each affiliate’s contribution to AXA Group’s financial results during the preceding year.

The AXA Board of Directors sets the mix of performance units and stock option for individual grants, which is standardized through AXA Group worldwide. Since 2004 there has been an increasing reliance on performance units over stock options in equity-based awards since performance units avoid the dilutive effects that accompany grants of stock options. The mix between performance units and stock options is generally more heavily weighted toward performance units at the junior officer levels. For senior and executive officer grants, the proportion of stock options rises since stock options are a long-term award and AXA believes that senior officers should have more of a long-term focus.

Equity-based awards are granted using dollar values. These dollar values are converted into euros using the U.S. dollar to euro exchange rate at the time of grant. The resulting euro grant value is then allocated between stock options and performance units in accordance with the mix determined by the AXA Board of Directors. The number of stock options is

11-10

then determined by dividing the portion of the euro grant value allocated to the options by the value of one stock option at the grant date as determined using a Black-Scholes pricing methodology. The number of performance units is then determined by dividing the portion of the euro grant value allocated to the performance units by the value of one performance unit. For this purpose, the value of a performance unit is deemed to be equal to 2.5 times the value of a stock option at the grant date. Note that the stock option and performance unit values used in determining the amount of a grant are based on assumptions which differ from the assumptions used in determining an option’s or performance unit’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

2011 Grants of Equity-Based Awards

On March 18, 2011, stock option and performance unit grants were made to the Named Executive Officers by the AXA Board of Directors based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his current position, a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data,” and the recommendations of the AXA Equitable OCC.

Mr. Pearson was granted an equity-based award comprised of 55.0% stock options and 45.0% performance units. The number of stock options awarded was 137,500 and the number of performance units awarded was 45,000.

For the other Named Executive Officers, the equity-based award was comprised of 45.0% stock options and 55.0% performance units. The amounts were as follows: Mr. Dziadzio received 53,698 stock options and 26,252 performance units. Mr. Piazzolla received 27,968 stock options and 13,673 performance units. Mr. McMahon received 100,684 stock options and 49,223 performance units. Mr. Silver received 53,698 stock options and 26,252 performance units. Mr. Lane received 33,561 stock options and 16,407 performance units. Mr. Shepherdson did not receive a grant due to his retirement.

Stock Options

The stock options granted to the Named Executive Officers on March 18, 2011 have a 10-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant, provided that the last third will be exercisable from March 18, 2015 only if the AXA ordinary share performs at least as well as the DowJones Europe Stoxx Insurance Index over a specified period (this performance condition applies to all of Mr. Pearson’s options). The exercise price for the options is 14.73 euro, which was the average of the closing prices for the AXA ordinary share on Euronext Paris SA over the 20 trading days immediately preceding March 18, 2011.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Silver will retire, these stock options will not be forfeited due to any service condition.

Performance Units

The performance units granted to the Named Executive Officers on March 18, 2011 have a cliff vesting schedule of three years and will be settled in cash.

A performance unit is a “phantom” share of AXA stock that, once earned and vested, provides the right to a payment equal to the value of an AXA share at the time of payment. Performance units are granted unearned. Under the 2011 Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period starting on January 1, 2011 and ending on December 31, 2012 by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period. If no dividend is paid by AXA for fiscal year 2011 or fiscal year 2012, the percentage will be divided in half.

11-11

Performance Objectives - AXA and AXA Financial Life and Savings Operations each have their own performance objectives under the 2011 Performance Unit Plan, with AXA Group’s performance over the two-year performance period counting for one-third and AXA Financial Life and Savings Operations’ performance over the same period counting for two-thirds toward the final determination of how many performance units a participant has earned. If performance targets are met, 100.0% of the performance units initially granted are earned. Performance that exceeds the targets results in increases in the number of units earned, subject to a cap of 130.0% of the initial number of units. Performance that falls short of targets results in a decrease in the number of units earned with a possible forfeiture of all units. Since AXA uses IFRS as its principal method of accounting, the performance objectives are measured using IFRS. Accordingly, the performance objectives are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

For performance units granted under the 2011 Performance Unit Plan, the performance objectives are:

AXA Group (1/3 weight)	AXA Financial Life and Savings Operations (2/3 weight)
• Net Income Per Share	• Net Income(1) (weighted 50%)
• Underlying Earnings (weighted 50%)

(1)	Net income means net income as determined under IFRS.

For AXA Group, net income per share is the key performance objective since it is aligned with shareholder dividends and provides differentiation from the STIC Program performance objectives. For AXA Financial Life and Savings Operations, underlying earnings is included as a performance objective since it measures operating performance.

Payout - The settlement of 2011 performance units will be made in cash on March 18, 2014 or on the immediately following day that is a business day if March 18, 2014 is not a business day. The units will be valued based on the average closing price of the AXA ordinary share on Euronext Paris SA during the last 20 trading days immediately preceding the settlement date and converted to U.S. dollars using the euro to U.S. dollar exchange rate as published by the European Central Bank (or equivalent institution in the absence thereof) on the trading day immediately preceding the settlement date.

The 2011 Performance Unit Plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the end of the vesting period. Accordingly, Mr. Silver will receive a payout under this plan even though he will retire prior to the end of the vesting period.

Payout of 2009 Performance Units in 2011

In 2011, the Named Executive Officers with the exception of Mr. Piazzolla and Mr. Lane received a payout under AXA’s 2009 Performance Unit Plan. The payout of the units was 70% in cash and 30% in restricted AXA ordinary shares that are non-transferable for a period of two years, except in the case of termination of employment.

The 2009 Performance Unit Plan was similar to the 2011 Performance Unit Plan except that: (a) it had a vesting schedule of two years, with one hundred percent of the grant vesting on the second anniversary of the grant date, (b) the number of units earned was not determined at the end of a two-year performance period - rather, one-half of the units could be earned in each of 2010 and 2011; and (c) it had different performance objectives. For AXA, the performance objectives for the 2009 Performance Unit Plan included underlying earnings (60% weighting), P&C revenues (15% weighting) and new business value (25% weighting). For AXA Financial Life and Savings Operations, the performance objectives included underlying earnings (60% weighting) and new business value (40% weighting). AXA Group’s performance for each year of the performance period counted for one-third and AXA Financial Life and Savings Operations’ performance for each year of the performance period counted for two-thirds toward the final determination of how many performance units were earned each year. The performance percentage that was ultimately achieved under the plan was 94.4%.

Payout of 2007 AXA Miles Program in 2011

In 2007, eligible AXA Group employees worldwide were each granted 50 AXA miles. AXA miles were “phantom” shares of AXA stock that converted to actual AXA ordinary shares at the end of a four-year vesting period in June 2011. Each of Mr. Pearson and Mr. Lane received 50 AXA miles in 2007 and a payout of 52 AXA ordinary shares in 2011 (the number of AXA miles was adjusted to reflect a capital increase in 2009).

11-12

Detailed information on the stock option and performance unit grants for each of the Named Executive Officers in 2011 is reported in the 2011 Grants of Plan-Based Awards Table included in this Item 11.

Other Compensation and Benefits

We believe a comprehensive benefits program that offers long-term financial support and security for all employees plays a critical role in attracting high caliber executives and encouraging their long-term service. Accordingly, we offer our employees, including our Named Executive Officers, a benefits program that includes group health and disability coverage, group life insurance and various deferred compensation and retirement benefits.

We review the program from time to time to ensure that the benefits it provides continue to serve our business objectives and remain cost-effective and competitive with the programs offered by other diversified financial services companies.

Tax-Qualified Retirement Plans

The following tax-qualified retirement plans are offered to eligible employees, including our Named Executive Officers:

AXA Equitable 401(k) Plan (the “401(k) Plan”). AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan with a cash or deferred arrangement, for its eligible employees, including the Named Executive Officers. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to a percentage of annual eligible compensation as defined in the plan. Before-tax and Roth 401(k) contributions are subject to contribution limits ($16,500 in 2011 and $17,000 in 2012) and compensation limits ($245,000 in 2011 and $250,000 in 2012) imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Prior to February 10, 2012, eligible employees received a matching contribution for their before-tax and Roth 401(k) contributions on a dollar for dollar basis up to three percent of the participant’s annual eligible compensation. Company matching contributions were subject to a three-year cliff-vesting schedule. On February 10, 2012, the matching contribution was replaced with a discretionary profit sharing contribution opportunity. The discretionary profit sharing contribution for a calendar year will be based on company performance for that year and will range from 0.0% to 4.0% of eligible compensation. Any contribution for a calendar year is expected to be made in the first quarter of the following year.

AXA Equitable Retirement Plan (the “Retirement Plan”). AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan, for its eligible employees, including the Named Executive Officers. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits, and benefits upon termination of employment for vested participants. It has a three-year cliff-vesting schedule.

The Retirement Plan currently provides a cash balance benefit whereby AXA Equitable establishes a notional account in the name of each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5.0% of eligible compensation up to the Social Security wage base plus 10.0% of eligible compensation above the Social Security wage base. Eligible compensation is subject to limits imposed by the Code ($245,000 in 2011 and $250,000 in 2012). In addition, the notional account is credited with deemed interest credits. The rate of interest is determined annually and is the greater of 4.0% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. The rate was 4.0% for 2011. The 4% floor will be removed for any pay credits earned on or after April 1, 2012.

For certain grandfathered participants, the Retirement Plan provides benefits under a formula based on final average pay, estimated Social Security benefits and service.

For additional information on retirement plan benefits for the Named Executive Officers, see the Pension Benefits Table included in this Item 11.

Nonqualified Retirement Plans

AXA Equitable Excess Retirement Plan (the “Excess Plan”). AXA Equitable sponsors the Excess Plan which allows eligible employees, including the Named Executive Officers, to earn retirement benefits in excess of what is permitted under the Code. Specifically, the Retirement Plan is subject to rules under the Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the plan and the amount of benefits that such plans may pay

11-13

annually. The Excess Plan permits participants, including the Named Executive Officers, to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. We believe the Excess Plan is an important component of competitive market-based compensation in both our peer group and generally.

Nonqualified Deferred Compensation Plan

The AXA Equitable Post-2004 Variable Deferred Compensation Plan for Executives (the “Post-2004 Plan”). AXA Equitable sponsors the Post-2004 Plan which allows eligible employees to defer the receipt of compensation. The amount deferred is credited to a bookkeeping account established in the participant’s name and participants may choose from a range of nominal investments according to which their accounts rise or decline. Participants annually elect the amount they want to defer, the date on which payment of their deferrals will begin and the form of payment. We believe that compensation deferral is a cost-effective method of enhancing the savings of executives.

For additional information on these plan benefits for the Named Executive Officers, see the Nonqualified Deferred Compensation Table included in this Item 11.

Financial Protection

The AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”). AXA Equitable sponsors the ESB Plan which offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus higher of most recent short-term incentive compensation award and the average of the three highest short-term incentive compensation awards) and offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

Severance Arrangements

The AXA Equitable Severance Benefit Plan (the “Severance Plan”). AXA Equitable sponsors the Severance Plan to provide severance benefits to eligible employees whose jobs are eliminated for specific defined reasons. The Severance Plan generally bases severance payments to eligible employees on length of service or salary. Payments are capped at 52 weeks’ of salary or, in some cases, $300,000. To obtain benefits under the Severance Plan, participants must execute a general release and waiver of claims against AXA Equitable and affiliates.

The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”). AXA Equitable sponsors the Supplemental Severance Plan for officers at the level of Executive Vice President or above. The Supplemental Severance Plan is intended solely to supplement, and is not duplicative of, any severance benefits for which an executive may be eligible under the Severance Plan. The Supplemental Severance Plan provides that eligible executives will receive, among other benefits:

•	Severance payments equal to 52 weeks’ of salary, reduced by any severance payments for which the executive may be eligible under the Severance Plan;
•	Additional severance payments equal to the greater of:
•	The most recent short-term incentive compensation award paid to the executive;
•	The average of the three most recent short-term incentive compensation awards paid to the executive; and
•	The annual target short-term incentive compensation award for the executive for the year in which he or she receives notice of job elimination; and
•

A lump sum payment equal to the sum of: (a) the executive’s short-term incentive compensation for the year in which the executive receives notice of job elimination, pro-rated based on the number of the executive’s full calendar months of service in that year and (b) $40,000.

Mr. Pearson’s Employment Agreement. Mr. Pearson waived the right to receive any benefits under the Severance Plan or the Supplemental Severance Plan. Rather, his employment agreement provides that, if his employment is terminated by AXA Equitable prior to his age 65 other than for cause, excessive absenteeism or death, or Mr. Pearson resigns for “good reason,” Mr. Pearson will be entitled to certain severance benefits, including (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three

11-14

bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination, (iii) excess pension plan accruals on the severance pay, (iv) continued participation in the ESB Plan for an additional year following termination and (v) access to the company medical plans at Mr. Pearson’s or his spouse’s sole expense for two years from the date of termination. For this purpose, “good reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a dimunition of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met.

Change in Control Arrangements

We believe that it is important to provide our employees with a level of protection to reduce anxiety that may accompany a change in control. Accordingly, change in control benefits are provided for stock options, restricted stock and performance units.

For stock options granted to employees in 2005 or later, and all stock options granted to Mr. Dziadzio and Mr. Pearson, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. For stock options granted to employees other than Mr. Dziadzio and Mr. Pearson prior to 2005 and restricted stock, each stock option will, at the discretion of the Organization and Compensation Committee of the AXA Financial Board of Directors (the “AXA Financial OCC”), either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that: (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2011 and 2010 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units on the settlement date.

Perquisites

We provide our Named Executive Officers with certain perquisites. Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use and repatriation costs. In 2011, the company also paid for Mr. Pearson’s attorney fees related to the negotiation of his employment contract and Mr. Pearson’s gym membership. Each of the Named Executive Officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on private aircraft flights otherwise being taken for business reasons. Also, Mr. McMahon and Mr. Lane are each permitted to use a corporate membership in a country club for personal purposes and, in 2011, the company paid for various relocation costs for Mr. Pearson and Mr. Piazzolla.

In addition to the above, we provide excess liability insurance coverage, annual health exams and financial planning and tax preparation services for our Named Executive Officers. All the Named Executive Officers also receive tax gross-up payments in respect of their transportation, excess liability insurance coverage and financial planning and tax preparation benefits. Additional tax gross-ups were paid in 2011 for Mr. Pearson’s and Mr. Piazzolla’s relocation costs, Mr. Pearson’s gym membership and Mr. Pearson’s attorney fees.

The incremental costs of perquisites for the Named Executive Officers during 2011 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 11.

11-15

Other Compensation Policies

Clawbacks

In the event an individual’s employment is terminated for cause, all stock options and restricted stock awards held by the individual are forfeited as of the date of termination. In addition, if an individual retires and induces others to leave the employment of an AXA affiliate, misuses confidential information learned while in the employ of AXA affiliate or otherwise acts in a manner that is substantially detrimental to the business or reputation of any AXA affiliate, all outstanding stock options held by the individual will be forfeited.

Share Ownership Policy

In September 2006, AXA Financial Group approved stock ownership guidelines for senior officers of AXA Equitable including the Named Executive Officers. The stock ownership requirements are expressed as a multiple of base salary, with the chief executive officer required to own stock valued at five times his base salary, executive vice presidents required to own stock equal to three times their base salary and senior vice presidents required to own stock one and one half times their base salary. The requirement can be satisfied by owning AXA ordinary shares or AXA ADRs, including AXA ADRs held in accounts under our 401(k) plan, vested restricted stock units held in the deferred compensation plan and earned performance units. Senior officers were given a five-year compliance window.

In September 2010, the OCCs suspended the compliance window until 2015 due to stock price decline, and because AXA’s delisting of its ADRs and deregistration from the SEC decreased the number of vehicles available for the officers to meet their obligations.

Derivatives Trading and Hedging Policies

AXA Equitable’s reputation for integrity and high ethical standards in the conduct of its affairs is of paramount importance to all of us. To preserve this reputation, all employees, including the Named Executive Officers, are subject to the AXA Financial Insider Trading Policy. This policy prohibits, among other items, all short sales of securities of AXA and its publicly-traded subsidiaries and any hedging of equity compensation awards (including stock option, performance unit, restricted stock or similar awards) or the securities underlying those awards. Members of AXA’s Management Committee must pre-clear with the AXA Group General Counsel any derivatives transactions with respect to AXA securities and/or the securities of other AXA Group publicly-traded subsidiaries (including AllianceBernstein).

Impact of Tax Policies

Code Section 162(m) limits tax deductions relating to executive compensation of certain executives of publicly held companies. Because neither AXA Financial nor any of its subsidiaries within the Insurance Segment, including AXA Equitable, is deemed to be publicly held for purposes of Code Section 162(m), these limitations are not applicable to the executive compensation program described above.

COMPENSATION COMMITTEE REPORT

The members of the AXA Equitable Organization and Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

Lorie A. Slutsky (Chair)	Charlynn Goins
Danny L. Hale

CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION

We have considered whether our compensation practices are reasonably likely to have a material adverse effect on AXA Financial and determined that they do not. When conducting our analysis, we considered that our programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. We also considered that our general risk management controls preclude decision-makers from taking excessive risk to achieve targets under the compensation plans.

11-16

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Organization and Compensation Committee served as an officer or employee of AXA Equitable.

In 2011, Directors de Castries, Duverne and Slutsky also served on the Compensation Committee of the Board of Directors of AllianceBernstein Corporation. Mr. de Castries resigned as a member of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation in February 2012.

Mr. Kraus is a director of AXA Equitable. Mr. Kraus is Chairman of the Board and Chief Executive Officer of AllianceBernstein Corporation and, accordingly, also serves in that capacity for AllianceBernstein and AllianceBernstein Holding.

For additional information about the Organization and Compensation Committee, see “Directors, Executive Officers and Corporate Governance”.

SUMMARY COMPENSATION TABLE

The following table presents the total compensation of our Named Executive Officers for services performed for the AXA Financial Group for the years ended December 31, 2009, December 31, 2010 and December 31, 2011. The amounts listed in this table as well as all other tables reflect all payments made to the Named Executive Officers by AXA Equitable even though a portion of these costs may have been reimbursed by certain affiliates pursuant to various service agreements. The total compensation reported includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance unit, restricted stock and stock option grants. The performance units, restricted stock and stock options may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “total compensation” as described in the Compensation Discussion and Analysis.

Name	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Compensation(5)	Change in Pension Value and Nonqualified Deferred Comp- ensation Earnings(6)	All Other Comp- ensation(7)	Total
Mark Pearson	2011	$1,020,510	$1,773,216	$890,826	$341,946	$44,784	$163,551	$273,411	$4,508,244
Chairman and Chief Executive Officer
Dziadzio, Richard	2011	$498,657		$519,688	$133,540	$950,000	$626,096	$40,622	$2,768,603
Senior Executive Vice	2010	$487,150		$457,746	$163,352	$1,190,000	$364,020	$40,140	$2,702,407
President and Chief Financial Officer	2009	$393,556		$186,510	$77,324	$1,100,000	$175,990	$34,927	$1,968,306
McMahon, Andrew	2011	$586,881		$974,425	$250,389	$1,530,000	$609,702	$80,653	$4,032,050
President	2010	$487,150		$879,406	$224,609	$2,000,000	$323,751	$71,397	$3,986,313
	2009	$393,556		$186,510	$77,324	$1,600,000	$164,490	$67,304	$2,489,184
Silver, Richard	2011	$498,657		$519,688	$133,540	$960,000	$934,789	$53,011	$3,099,686
Senior Executive Vice	2010	$487,150		$457,746	$163,352	$1,190,000	$715,750	$55,514	$3,069,511
President, Chief	2009	$393,556		$186,510	$77,324	$1,100,000	$388,195	$47,534	$2,193,118
Administrative Officer and Chief Legal Officer
Piazzolla, Salvatore	2011	$743,907	$150,000	$270,672	$69,553	$650,000	$101,548	$237,308	$2,222,989
Senior Executive Vice President and Chief of Human Resources
Lane, Nicholas	2011	$431,734		$324,795	$83,462	$540,000	$245,506	$53,480	$1,678,977
Senior Executive Vice President and President, Retirement Savings
Shepherdson, James	2011	$48,331				$145,833	$1,363,000	$2,219,236	$3,776,400
Former Senior Executive	2010	$586,881		$1,429,139	$153,143	$1,712,500	$1,202,974	$83,871	$5,168,508
Vice President and President,	2009	$491,945		$589,857	$72,492	$3,103,569	$834,412	$76,185	$5,168,460
Retirement Savings

11-17

(1)	Mr. Pearson’s salary was paid from his hire date of February 17, 2011 to December 31, 2011. Mr. Piazzolla’s salary was paid from his hire date of March 4, 2011 to December 31, 2011.

(2)

For Mr. Pearson, this amount represents the guaranteed portion of his 2011 non-equity incentive compensation. For Mr. Piazzolla, this amount represents a sign-on bonus of $150,000 that he received in April 2011. The bonus is subject to recoupment in the event Mr. Piazzolla’s employment is terminated for any reason (other than death or job elimination) prior to one full year of employment.

(3)

The amounts reported in this column represent the aggregate grant date fair value of performance units and restricted stock awarded in each year in accordance with US GAAP accounting guidance. The 2011 performance unit grants were valued at target which represents the probable outcome at grant date. A maximum payout for the performance unit grants would result in values of: Pearson $1,158,074, Dziadzio $675,594, Piazzolla $351,874, McMahon $1,266,753, Silver $675,594, Lane $422,234.

(4)	The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with US GAAP accounting guidance.

(5)

The amounts reported for 2011 are the awards paid in February 2012 to each of the Named Executive Officers based on their 2011 performance. The amounts reported for 2010 are the awards paid in February 2011 for 2010 performance. The amounts reported for 2009 are the awards paid in February 2010 for 2009 performance. For Mr. Pearson, this amount represents the non-guaranteed portion of his 2011 non-equity incentive compensation.

(6)

The amounts reported represent the change in the actuarial present value of accumulated pension benefits for each Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2009, 2010 or 2011.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Transport(a)	Excess Liability Insurance(b)	Financial Advice(c)	Tax Gross Ups(d)	Life Insurance Premiums(e)	Other Perquisites/ Benefits(f)	Total
Pearson, Mark	2011	$6,036	$4,625	$21,405	$126,906	$-	$114,439	$273,411
Dziadzio, Richard	2011	$-	$1,750	$15,120	$16,402	$-	$7,350	$40,622
McMahon, Andrew	2011	$10,476	$1,750	$15,120	$29,178	$15,359	$8,770	$80,653
Silver, Richard	2011	$-	$1,750	$15,120	$14,039	$14,752	$7,350	$53,011
Piazzolla, Salvatore	2011	$73	$1,750	$21,405	$95,993	$4,045	$114,043	$237,308
Lane, Nicholas	2011	$337	$1,750	$21,405	$19,549	$1,384	$9,055	$53,480
Shepherdson, James	2011	$127	$-	$-	$109	$62,533	$2,156,468	$2,219,236

a.

Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2011 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. The other Named Executive Officers may use cars and drivers for personal matters from time to time. The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver.

b.	The company pays the premiums for excess liability insurance coverage for each of the Named Executive Officers.

c.

The company pays for financial planning and tax preparation services for each of the Named Executive Officers. For 2011, additional start-up fees were incurred for Mr. Pearson, Mr. Piazzolla and Mr. Lane since it was their first year using such services.

11-18

d.

The company pays for tax gross-ups related to the transport, excess liability insurance and financial planning and tax preparation services for each of the Named Executive Officers. In addition, Mr. Pearson received tax gross-ups related to his gym membership, his attorney fees related to the negotiation of his employment agreement, his relocation costs and his imputed income related to having a guest accompany him on private aircraft flights. Also, Mr. McMahon received a tax gross-up related to having a guest accompany him on private aircraft flights and Mr. Piazzolla received a tax gross-up related to his relocation costs.

e.

This column shows the cost of life insurance coverage provided to the Named Executive Officers under the AXA Equitable Executive Survivor Benefits Plan less the amount of any contributions made by the Named Executive Officers. For this purpose, the cost of the life insurance coverage was determined by multiplying the amount of coverage by the actual policy cost of insurance rates.

f.

For all of the Named Executive Officers except Mr. Shepherdson, this column includes the amount of employer matching contributions received by each Named Executive Officer under the AXA Equitable 401(k) Plan ($7,350), the cost of any executive physical examination received by a Named Executive Officer and a $100 incentive received by Named Executive Officers who completed a health risk assessment in connection with the company’s wellness program. For Mr. Pearson, this column also includes the cost of his gym membership, the cost of his attorney fees related to the negotiation of his employment agreement ($29,612) and certain relocation costs ($72,321). For Mr. Piazzolla, this column also includes certain relocation costs ($105,678). For Mr. Lane, this column also includes the value of his personal use of a company membership in a country club ($1,605). For Mr. Shepherdson, this column includes amounts received under a consulting agreement ($2,154,167) and a pay-out of unused vacation days.

2011 GRANTS OF PLAN-BASED AWARDS

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table includes both equity and non-equity awards granted during 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Closing Market Price on	Grant Date Fair Value of Stock and
Name	Grant Date	Thre- shold	Target	Max- imum	Thre- shold	Target	Max- imum	Stocks or Units	Underlying Options	Option Awards(3)	Date of Grant(4)	Option Awards(5)
Pearson, Mark		$1,773,216	$1,955,000	N/A
	03/18/2011				-	137,500	137,500			$20.63	$19.80	$341,946
	03/18/2011				-	45,000	58,500					$890,826
Dziadzio, Richard		$0	$1,200,000	N/A
	03/18/2011				-	17,898	17,898		35,800	$20.63	$19.80	$133,540
	03/18/2011				-	26,252	34,128					$519,688
McMahon, Andrew		$0	$1,800,000	N/A
	03/18/2011				-	33,560	33,560		67,124	$20.63	$19.80	$250,389
	03/18/2011				-	49,223	63,990					$974,425
Silver, Richard		$0	$1,200,000	N/A
	03/18/2011				-	17,898	17,898		35,800	$20.63	$19.80	$133,540
	03/18/2011				-	26,252	34,128					$519,688
Piazzolla, Salvatore		$0	$666,667	N/A
	03/18/2011				-	9,322	9,322		18,646	$20.63	$19.80	$69,553
	03/18/2011				-	13,673	17,775					$270,672
Lane, Nicholas		$0	$450,000	N/A
	03/18/2011				-	11,187	11,187		22,374	$20.63	$19.80	$83,462
	03/18/2011				-	16,407	21,329					$324,795
Shepherdson, James		N/A	N/A	N/A	-	N/A	N/A		N/A	N/A	N/A	N/A

(1)

The target column shows the target award for 2011 for each Named Executive Officer under the AXA Equitable 2011 Short-Term Incentive Compensation Plan for Senior Officers assuming the plan was fully funded. Mr. Piazzolla’s target was pro-rated based on his hire date of March 4, 2011. There is no minimum or maximum award for any participant in this plan except that Mr. Pearson’s employment agreement guaranteed him a minimum award of $1,773,216 for 2011. The actual 2011 awards granted to the Named Executive Officers except for Mr. Pearson are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table. Mr. Pearson’s actual 2011 award is the total of the amounts listed in the Bonus and Non-Equity Incentive Compensation column of the Summary Compensation Table.

11-19

(2)

The second row for each Named Executive Officer shows the stock options granted under The AXA Stock Option Plan for AXA Financial Employees and Associates on March 18, 2011. Except for those awarded to Mr. Pearson, these stock options have a ten-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third is subject to a performance condition requiring the AXA ordinary share to perform at least as well as the DowJones Europe Stoxx Insurance Index over a specified period. This performance condition applies to all of Mr. Pearson’s options. The third row for each Named Executive Officer shows the performance units granted under the 2011 AXA Performance Unit Plan on March 18, 2011. These performance units have a cliff vesting schedule of three years. Performance units are granted unearned. Under the 2011 AXA Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period (the “Performance Factor”).

(3)

The exercise price for the stock options granted on March 18, 2011 is equal to the average of the closing prices for the AXA ordinary share on Euronext Paris over the 20 trading days immediately preceding March 18, 2011. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 17, 2011.

(4)

The closing market price on the date of grant was determined by converting the closing AXA ordinary share price on Euronext Paris on March 18, 2011 to U.S. dollars using the euro to U.S. dollar exchange rate on March 18, 2011.

(5)	The amounts in this column represent the aggregate grant date fair value of stock options and performance units granted in 2011 in accordance with US GAAP accounting guidance.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2011

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2011. The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Pearson, Mark	3,154			$17.33	02/27/12			64,800	$842,220
	6,308			$11.37	03/14/13
	6,382			$20.50	03/26/14
	5,771			$25.57	03/29/15
	5,101			$33.57	03/31/16
	5,874		2,936	$44.60	05/10/17
	5,874		2,936	$33.21	04/01/18
	11,526	11,524	11,524	$21.59	06/10/19
		40,334	20,166	$21.08	03/19/20
			137,500	$20.63	03/18/21

Dziadzio, Richard	28,389			$17.33	02/27/12			47,662	$619,474
	33,646			$11.37	03/14/13
	28,928			$20.50	03/26/14
	24,861			$25.90	03/29/15
	31,877			$33.78	03/31/16
	16,822		8,411	$45.72	05/10/17
	17,376		8,688	$33.21	04/01/18
	10,029	10,029	10,029	$13.34	03/20/19
		29,196	14,598	$21.08	03/19/20
		35,800	17,898	$20.63	03/18/21

11-20

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)	Option Exercise Price(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

McMahon, Andrew	68,366			$25.90	03/29/15	15,883	$206,434.93	78,662	$1,022,388
	31,877			$33.78	03/31/16
	17,944		8,971	$45.72	05/10/17
	18,536		9,267	$33.21	04/01/18
	10,029	10,029	10,029	$13.34	03/20/19
		40,145	20,072	$21.08	03/19/20
		67,124	33,560	$20.63	03/18/21

Silver, Richard	33,403			$17.16	02/27/12			47,662	$619,474
	62,302			$11.95	03/14/13
	45,585			$19.68	03/26/14
	34,805			$25.90	03/29/15
	36,431			$33.78	03/31/16
	19,066		9,531	$45.72	05/10/17
	19,694		9,846	$33.21	04/01/18
	10,029	10,029	10,029	$13.34	03/20/19
		29,196	14,598	$21.08	03/19/20
		35,800	17,898	$20.63	03/18/21

Piazzolla, Salvatore		18,646	9,322	$20.63	03/18/21			13,673	$177,711
Lane, Nicholas	2,748			$23.37	06/06/15			24,207	$314,624
	3,794			$33.78	03/31/16
	2,803			$45.72	05/10/17
	4,520		2,258	$33.21	04/01/18
	2,869	2,869	2,867	$13.34	03/20/19
		7,000	3,500	$21.08	03/19/20
		22,374	11,187	$20.63	03/18/21

Shepherdson, James	50,415			$23.37	09/21/15	16,481	$211,945.66	20,072	$260,880
	34,153			$33.78	03/31/16
	16,822		8,411	$45.72	05/10/17
	20,852		10,426	$33.21	04/01/18
	9,403	9,403	9,401	$13.34	03/20/19
		27,372	13,685	$21.08	03/19/20

(1)

All stock options have ten-year terms. All stock options granted in 2007 and later have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third will vest only if the AXA ordinary share performs at least as well as the EuroStoxx Insurance Index during a specified period (this condition applies to all options granted to Mr. Pearson in 2011). All stock options granted in 2006 and earlier are vested.

(2)

Stock options granted prior to 2005 to each named executive officer other than Mr. Pearson and Mr. Dziadzio have U.S. dollar exercise prices. Stock options granted in 2005 and later, and all options granted to Mr. Pearson and Mr. Dziadzio, have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)

This column reflects 15,883 restricted AXA ordinary shares granted to Mr. McMahon in 2010, 10,107 restricted AXA ADRs granted to Mr. Shepherdson in 2009 and 6,374 restricted AXA ADRs granted to Mr. Shepherdson in 2010.

(4)	The amounts in this column include all unearned and unvested performance units as of December 31, 2011.

11-21

OPTION EXERCISES AND STOCK VESTED IN 2011

The following table summarizes the value received from stock option exercises and stock grants vested during 2011.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
Pearson, Mark			15,781	$314,756
Dziadzio, Richard			13,883	$275,855
McMahon, Andrew			13,883	$275,855
Silver, Richard			13,883	$275,855
Piazzolla, Salvatore			-	$0
Lane, Nicholas			52	$1,187
Shepherdson, James			14,689	$292,117

(1)

This column reflects the number of performance units granted to the executives under the 2009 AXA Performance Unit Plan that vested on March 20, 2011. The payout of the units was 70.0% in cash and 30.0% in AXA ordinary shares that are non-transferable for a period of two years, except in the case of termination of employment. For Mr. Lane and Mr. Pearson, this column also includes 52 AXA miles granted to the executives under the 2007 AXA Miles Program that vested on July 1, 2011. The payout of the AXA miles was 100.0% in AXA ordinary shares with no transferability restriction. For Mr. Shepherdson, this column includes 1,674 restricted AXA ADRs that vested as follows:

Vesting Date	Shares Vested
1/19	664
1/20	478
1/31	532

The amounts listed for 1/19 and 1/20 represent shares that received accelerated vesting so Mr. Shepherdson could pay related income taxes.

(2)

The value of the performance units that vested in 2011 was determined based on the average of the high and low AXA ordinary share price on March 18, 2011, converted to U.S. dollars using euro to U.S. dollar exchange rate on March 18, 2011.

PENSION BENEFITS AS OF DECEMBER 31, 2011

The following table lists the pension program participation and actuarial present value of each named executive officer’s defined benefit pension at December 31, 2011.

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year
Pearson, Mark	AXA Equitable Retirement Plan	1	$19,145	$ -
	AXA Equitable Excess Retirement Plan	1	$76,047	$ -
	AXA Equitable Executive Survivor Benefit Plan	1	$68,359	$ -

Dziadzio, Richard	AXA Equitable Retirement Plan	6	$134,217	$ -
	AXA Equitable Excess Retirement Plan	6	$687,701	$ -
	AXA Equitable Executive Survivor Benefit Plan	6	$673,844	$ -

McMahon, Andrew	AXA Equitable Retirement Plan	5	$119,869	$ -
	AXA Equitable Excess Retirement Plan	5	$772,934	$ -
	AXA Equitable Executive Survivor Benefit Plan	5	$424,209	$ -

Silver, Richard	AXA Equitable Retirement Plan	25	$607,040	$ -
	AXA Equitable Excess Retirement Plan	25	$1,619,430	$ -
	AXA Equitable Executive Survivor Benefit Plan	25	$1,937,728	$ -

11-22

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year
Piazzolla, Salvatore	AXA Equitable Retirement Plan	-	$0	$ -
	AXA Equitable Excess Retirement Plan	-	$0	$ -
	AXA Equitable Executive Survivor Benefit Plan	-	$101,548	$ -

Lane, Nicholas	AXA Equitable Retirement Plan	5	$108,105	$ -
	AXA Equitable Excess Retirement Plan	5	$92,033	$ -
	AXA Equitable Executive Survivor Benefit Plan	5	$173,165	$ -

Shepherdson, James	AXA Equitable Retirement Plan	10	$0	$99,155
	AXA Equitable Excess Retirement Plan	10	$0	$765,765
	AXA Equitable Executive Survivor Benefit Plan	10	$3,962,143	$ -

(1)

Except as described in the following sentence, the December 31, 2011 liabilities for the AXA Equitable Retirement Plan (the “Retirement Plan”), the AXA Equitable Excess Retirement Plan (the “Excess Plan”) and the AXA Equitable Executive Survivor Benefit Plan (the “Executive Life Plan”) were calculated using the same participant data, plan provisions and actuarial methods and assumptions used under U.S. GAAP accounting guidance. A retirement age of 65 is assumed for all pension plan calculations except that a retirement age of 60 is assumed for Mr. Silver since he is eligible for an unreduced Prior Plan Annuity Benefit (as defined below) at age 60.

The Retirement Plan

The Retirement Plan is a tax-qualified defined benefit plan for eligible employees. Employees become eligible to participate after one year of service and become vested in their benefits after three years of service. Participants are eligible to retire and begin receiving benefits under the Retirement Plan: (a) at age 65 (the “normal retirement date”) or (b) if they are at least age 55 with at least 5 full years of service (an “early retirement date”).

The Retirement Plan currently provides a cash balance benefit whereby a notional account is established for each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5.0% of eligible earnings up to the Social Security wage base plus 10.0% of eligible earnings above the Social Security wage base. Eligible earnings include base salary and short-term incentive compensation and are subject to limits imposed by the Internal Revenue Code of 1986, as amended (currently, $250,000 for 2012). In addition, the notional account is credited with deemed interest credits. The rate of interest is determined annually based on the average of monthly 1-Year Treasury Constant Maturity rates for the 12-month period ending with November of the prior year, subject to a minimum crediting rate of 4.0%. The annual cash account interest rate was 4.0% for 2011.

All of the Named Executive Officers are entitled to a cash balance benefit. In addition, Mr. Silver is entitled to a monthly annuity benefit that is provided to employees who were participants in the Retirement Plan before January 1, 1989 (the “Prior Plan Annuity Benefit”). His Prior Plan Annuity Benefit is the product of 60.0% of his final average monthly earnings and his service reduction factor, with an offset for Social Security benefits. For this purpose, his final average monthly earnings is the average of his highest monthly eligible earnings for any 60-consecutive months during the 120-month period ending December 31, 1988 and his service reduction factor is the quotient of his actual years of service as of December 31, 1988 divided by 30.

Participants elect the time and form of payment of their Retirement Plan benefits after they separate from service. The normal form of payment for retirement plan benefits depends on a participant’s marital status as of the payment commencement

11-23

date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50.0% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment:

➢	Single life annuity;
➢	Optional joint and survivor annuity of any whole percentage between 1.0% and 100.0%; and
➢	Lump sum (cash balance benefits only).

The Excess Plan

The Excess Plan allows eligible employees to earn retirement benefits in excess of what is permitted under the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Internal Revenue Code of 1986, as amended (the “Code”), that cap both the amount of eligible earnings that may be taken into account for determining benefits under the Retirement Plan and the amount of benefits that the Retirement Plan may pay annually. The Excess Plan permits participants to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. The Excess Plan is an unfunded plan and no assets are actually set aside in participants’ names.

The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs, provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA Group), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. The time and form of payment of Excess Plan benefits that vested prior to 2005 is the same as the time and form of payment of the participant’s Retirement Plan benefits.

The Executive Life Plan

The Executive Life Plan offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus higher of most recent short-term incentive compensation award and the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap. Each level offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

Level 1

A participant can choose between two options at Level 1:

➢

Lump Sum Option – Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At death, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided.

➢

Survivor Income Option – Upon the participant’s death, the Survivor Income Option provides the participant’s beneficiary with 15 annual payments approximating the value of the Lump Sum Option or a payment equal to the amount of the lump sum. The payments will be taxable but the participant is not subject to annual taxation.

Level 1 coverage continues after retirement until the participant attains age 65.

Level 2

At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and:

➢

Surviving Spouse Benefit Option - The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security). The payments are taxable but there is no annual taxation to the participant. The duration of the monthly income depends on the participant’s years of service at death (minimum of 5 years).

11-24

Level 2 coverage continues after retirement until the participant’s death.

Levels 3 and 4

At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and:

➢

Surviving Spouse Income Addition Option – The Surviving Spouse Income Addition Option provides monthly income to the participant’s spouse for life equal to 10% of the participant’s monthly compensation. The payments are taxable but there is no annual taxation to the participant.

Participants are required to contribute to the cost of any option elected under Levels 3 and 4. Level 3 and 4 coverage continues after retirement until the participant’s death provided that contributions are still made by the participant until age 65.

NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2011

The following table provides information on compensation the named executive officers have elected to defer as described in the narrative that follows.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at at Last FYE
Pearson, Mark

Dziadzio, Richard

McMahon, Andrew

Silver, Richard			$70,290	$47,832	$551,231

Lane, Nick

Shepherdson, James

Piazzolla, Salvatore

The Variable Deferred Compensation Plan for Executives

The above table reflects amounts deferred by Mr. Silver under The Variable Deferred Compensation Plan for Executives (the “VDCP”). Under the VDCP, eligible employees were permitted to defer the receipt of up to 25.0% of their base salary and short-term incentive compensation, as well as 100.0% of any restricted stock grants. Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name. The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 could be deferred under the VDCP.

Account balances in the VDCP that are attributable to deferrals of base salary and short-term incentive compensation are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The VDCP currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

For deferrals of restricted stock awards, participants received deferred stock units in the same number and with the same vesting restrictions as the underlying awards. The participant is entitled to receive dividend equivalents on the deferred stock units, if applicable. The deferred stock units are distributed in stock.

Participants in the VDCP could elect to credit their deferrals to in-service or retirement distribution accounts. For retirement accounts, payments may be received in any combination of a lump sum and/or annual installments paid in consecutive years. Payments may begin in any January or July following the participant’s termination date, but they must begin by either the first January or the first July following the later of: (a) the participant’s attainment of age 65 and (b) the date that is thirteen months following the participant’s termination date. For in-service accounts, payments are made to the participant in December of the year elected by the participant in a lump sum or in up to five annual installments over consecutive years.

11-25

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below and the accompanying text presents the hypothetical payments and benefits that would have been payable if the Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2011 (the “Trigger Date”). The payments and benefits described are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.

Retirement

The Named Executive Officers would have been entitled to the following payments and benefits if they retired on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan. Note that Mr. Shepherdson actually retired in February 2011 and the only Named Executive Officer eligible to retire on the Trigger Date was Mr. Silver.

Short-Term Incentive Compensation: The executives may have received short-term incentive compensation awards for 2011 under the Retiree Short-Term Incentive Compensation (“STIC”) Program. Under that program, retirees who have satisfactory levels of performance and meet certain other requirements are eligible to receive a prorated STIC award based on their completed months of service during the calendar year in which they retire. Note that Mr. Shepherdson received a pro-rated STIC award for 2011 in the first quarter of 2011 under a separate arrangement with the company entered into at the time of his retirement.

Stock Options: All stock options granted to the executives would have continued to vest and be exercisable until their expiration date, except in the case of misconduct (for which the options would be forfeited).

Performance Units: The executives would have been treated as if they continued in the employ of the company until the end of the vesting period for purposes of their performance units. Accordingly, they would have received performance unit plan payouts at the same time and in the same amounts as they would have received such payouts if they had not retired.

Restricted Stock: All non-transferable stock granted to the executives in connection with the performance unit payouts in 2010 and 2011 would have immediately become transferable.

Retirement Benefits: The executives’ eligible beneficiaries or spouses would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Voluntary Termination Other Than Retirement

Named Executive Officers Other than Mr. Pearson

If the Named Executive Officers other than Mr. Pearson had voluntarily terminated employment other than by retirement on the Trigger Date:

Short-Term Incentive Compensation: The executives would not have been entitled to any short-term incentive compensation awards for 2011.

Stock Options: All stock options granted to the executives after 2004 and all options granted to Mr. Dziadzio, would have been forfeited on the termination date. All stock options granted prior to 2005 other than options granted to Mr. Dziadzio would have continued to be exercisable until the earlier of their expiration date and 30 days following the termination date.

Performance Units: The executives would have forfeited all performance units.

11-26

Restricted Stock: All non-transferable stock granted to the executives in connection with a performance unit payout would have immediately become transferable. Mr. McMahon’s restricted stock grant would have been forfeited.

Retirement Benefits: The executives would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Mr. Pearson

If Mr. Pearson had voluntarily terminated on the Trigger Date for “Good Reason” as described below, he would have been entitled to: (i) severance pay equal to the sum of two years of salary and two times the greatest of: (a) Mr. Pearson’s most recent bonus, (b) the average of Mr. Pearson’s last three bonuses and (c) Mr. Pearson’s target bonus for the year in which termination occurred, (ii) a pro-rated bonus at target for the year of termination, (iii) excess pension plan accruals on the severance pay, (iv) continued participation in the Executive Life Plan for an additional year following termination and (v) access to the company medical plans at Mr. Pearson’s or his spouse’s sole expense for two years from the date of termination.

For this purpose, “good reason” includes a material reduction in Mr. Pearson’s duties or authority, the removal of Mr. Pearson from his positions, AXA Equitable requiring Mr. Pearson to be based at an office more than 75 miles from New York City, a diminution of Mr. Pearson’s titles, a material failure by the company to comply with the agreement’s compensation provisions, a failure of the company to secure a written assumption of the agreement by any successor company and a change in control of AXA Financial (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). The severance benefits are contingent upon Mr. Pearson releasing all claims against AXA Equitable and its affiliates and his entitlement to severance pay will be discontinued if he provides services for a competitor. Also, in the event of a termination of Mr. Pearson’s employment by AXA Equitable without cause or Mr. Pearson’s resignation due to a change in control, Mr. Pearson’s severance benefits will cease after one year if certain performance conditions are not met.

The following table quantifies severance payments or benefits Mr. Pearson would have received if he had voluntarily terminated for Good Reason on the Trigger Date:

Severance Pay	$4,255,000
Pro-Rated Bonus	$1,955,000
Additional Pension Accruals	$609,990

Death

If the Named Executive Officers had terminated employment due to death on the Trigger Date:

Short-Term Incentive Compensation: The executives would not have been entitled to any short-term incentive compensation awards for 2011.

Stock Options: All stock options would have immediately vested. All stock options granted to the executives after 2004, and all options granted to Mr. Dziadzio and Mr. Pearson, would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death. If the Participant’s beneficiary did not exercise the options within this time limit, the beneficiary would be granted a stock appreciation right (“SAR”) which would entitle the beneficiary to a cash payment equal to the appreciation in the stock over the exercise price of the forfeited option. The SAR would automatically be paid out on the date that is the earlier of (i) 5 years from the date of death and (ii) the expiration date of the forfeited option (note that, in the case of Mr. Pearson, this SAR provision applies only to his 2011 options). All stock options granted prior to 2005 to Named Executive Officers other than Mr. Dziadzio and Mr. Pearson would have continued to be exercisable until their expiration date.

Performance Units: The number of unearned performance units outstanding on the Trigger Date would have been multiplied by an assumed Performance Factor of 1.3 and the resulting amount would have been paid to the executive’s heirs. The units would have been valued based on the closing price of the AXA ordinary share on Euronext Paris and the euro to U.S. dollar exchange rate on the Trigger Date.

11-27

Restricted Stock: All non-transferable stock granted to the executives in connection with a performance unit payout would have immediately become transferable. Mr. McMahon’s restricted stock grant would have become immediately non-forfeitable and transferable.

Retirement Benefits: The executives heirs’ would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Involuntary Termination Without Cause

Named Executive Officers Other than Mr. Pearson

The Named Executive Officers other than Mr. Pearson would have been eligible for severance benefits under the AXA Equitable Severance Benefit Plan, as supplemented by the AXA Equitable Supplemental Severance Plan for Executives (collectively, the “Severance Plan”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Equitable and its affiliates and non-solicitation provisions.

The severance benefits would have included:

•	severance pay equal to 52 weeks’ of salary;

•

additional severance pay equal to the greater of: (i) the most recent STIC award paid to the executive, (ii) the average of the three most recent STIC awards paid to the executive or (iii) the executive’s target STIC award for 2011;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC award for 2011 and (ii) $40,000;

•	one year’s continued participation in the Executive Life Plan; and

•	pension accruals for all severance pay, subject to the terms of the Retirement Plan and the Excess Plan.

11-28

The following table lists the payments and pension accruals that the executives would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their stock option, performance unit and restricted stock awards:

	Severance Benefits			Equity Grants
Name	Severance	Lump Sum Payment	Additional Pension Accruals	Stock Options(1)	Performance Units(1)	Restricted Stock(2)
Dziadzio, Richard	$1,695,435	$1,240,000	$164,039	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

McMahon, Andrew	$2,593,019	$1,840,000	$253,797	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	A pro-rated portion of each grant would become non- forfeitable on the Trigger Date based on the number of months worked since the grant date but remain non- transferable until the fifth anniversary of the grant date.

Richard Silver	$1,695,435	$1,240,000	$164,039	Options would continue to vest and be exercisable through their expiration date.	Continued vesting	N/A

Salvatore Piazzolla	$1,695,435	$640,000	$164,039	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

Nicholas Lane	$897,583	$490,000	$84,253	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

11-29

(1)

For purposes of this column, it is assumed that Mr. Silver would have retired on the Trigger Date to take advantage of the more favorable retirement rules applicable to stock options and performance units.

(2)

This column only lists rules applicable to restricted stock grants other than non-transferable stock granted in connection with a performance unit plan payout. Such stock would have become immediately transferable.

Mr. Pearson

Under Mr. Pearson’s employment agreement, he waived any right to participate in the Severance Plan. Rather, if Mr. Pearson’s employment had been terminated without “Cause” as defined below on the Trigger Date, he would have been entitled to the same benefits as termination for Good Reason as described above, subject to the same conditions. “Cause” is defined in Mr. Pearson’s employment agreement as: (i) willful failure to perform substantially his duties after reasonable notice of his failure, (ii) willful misconduct that is materially injurious to the Company, (iii) conviction of, or plea of nolo contedere to, a felony or (iv) willful breach of any written covenant or agreement with the Company to not disclose information pertaining to them or to not compete or interfere with the Company.

Change-in-Control

With the exception of Mr. Pearson, none of the Named Executive Officers are entitled to any special benefits upon a change-in-control of AXA Financial other than the benefits provided to all employees for their stock options, restricted stock and performance units.

For stock options granted to employees in 2005 or later, and all stock options granted to Mr. Dziadzio and Mr. Pearson, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. For stock options granted to employees other than Mr. Dziadzio and Mr. Pearson prior to 2005 and restricted stock, each stock option will, at the discretion of the Organization and Compensation Committee of the AXA Financial Board of Directors (the “AXA Financial OCC”), either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that: (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2010 and 2011 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units.

As mentioned above, Mr. Pearson’s employment agreement provides that “Good Reason” includes Mr. Pearson’s termination of employment in the event of a change-in-control (provided that Mr. Pearson delivers notice of termination within 180 days after the change in control). Accordingly, Mr. Pearson would have been entitled to the benefits described above, subject to the same conditions. For this purpose, a change-in-control includes: (a) any person becoming the beneficial owner of more than 50% of the voting stock of AXA Financial, (b) AXA and its affiliates ceasing to control the election of a majority of the AXA Financial Board of directors and (c) approval by AXA Financial’s stock holders of a reorganization, merger or consolidation or sale of all or substantially all of the assets of AXA Financial unless AXA and its affiliates owned directly or indirectly more than 50% of voting power of the company resulting from such transaction.

11-30

2011 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to our directors for 2011 services. Each of our directors serves on the boards of AXA Financial, AXA Equitable and two other affiliates. The amounts below include amounts paid for the directors’ services for all four boards.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(4)	Total
De Castries, Henri	$0	$0	$0	$0	$0	$125,000	$125,000
Duverne, Denis	$0	$0	$0	$0	$0	$50,000	$50,000
Goins, Charlynn	$71,000	$80,000	$4,830	$0	$0	$15,946	$171,775
Hale, Danny L.	$77,000	$80,000	$4,830	$0	$0	$36,533	$198,362
Hamilton, Anthony L.	$84,619	$80,000	$4,830	$0	$0	$2,201	$171,649
Henderson, Mary R.(5)	$31,543	$48,956	$4,830	$0	$0	$119	$85,448
Higgins, James F.	$90,600	$80,000	$4,830	$0	$0	$706	$176,135
Kraus, Peter S.	$0	$0	$0	$0	$0	$0	$0
De Oliveira, Ramon	$38,018	$31,183	$0	$0	$0	$209	$69,410
Miller, Scott D.	$83,600	$80,000	$4,830	$0	$0	$358	$168,788
Moglia, Joseph H.(5)	$32,224	$48,956	$4,830	$0	$0	$119	$86,129
Slutsky, Lorie A.	$71,000	$80,000	$4,830	$0	$0	$358	$156,188
Suleiman, Ezra	$77,000	$80,000	$4,830	$0	$0	$358	$162,188
Tobin, Peter J.	$105,000	$80,000	$4,830	$0	$0	$358	$190,188
Vaughan, Richard C.	$77,000	$80,000	$4,830	$0	$0	$9,708	$171,538

(1)	For 2011, each of our non-officer directors received the following cash compensation:
•	$65,000 cash retainer (pro-rated for partial years of service);
•	$1,200 for each special board meeting attended;
•	$1,500 for each Audit Committee meeting attended; and
•	$1,200 for all other Committee meetings attended.

In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received an additional $10,000 retainer and the Chairman of the Audit Committee received a $12,500 retainer.

(2)

The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2011 in accordance with U.S. GAAP accounting guidance. As of December 31, 2011, our directors had outstanding restricted stock awards in the following amounts:

Ms. Goins	5,359 restricted shares
Mr. Hale	1,515 restricted shares
Mr. Hamilton	4,627 restricted shares
Ms. Henderson	5,359 restricted shares
Mr. Higgins	5,359 restricted shares
Mr. Miller	5,359 restricted shares
Mr. Moglia	5,359 restricted shares
Ms. Slutsky	5,359 restricted shares
Mr. Suleiman	5,359 restricted shares
Mr. Tobin	5,359 restricted shares
Mr. Vaughan	1,515 restricted shares

11-31

(3)

The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in 2011 in accordance with U.S. GAAP accounting guidance. As of December 31, 2011, our directors had outstanding stock options in the following amounts:

Ms. Goins	8,944 options
Mr. Hale	1,942 options
Mr. Hamilton	13,555 options
Ms. Henderson	13,555 options
Mr. Higgins	13,555 options
Mr. Miller	13,555 options
Mr. Moglia	13,555 options
Ms. Slutsky	8,944 options
Mr. Suleiman	8,944 options
Mr. Tobin	13,555 options
Mr. Vaughan	1,942 options

(4)

For Mr. De Castries and Mr. Duverne, this column lists amounts received for consulting services. For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or event (as well as any related tax gross-up). For Mr. Hale, this amount includes $18,702 of spousal expenses and $17,473 of related tax gross-up.

(5)	Ms. Henderson and Mr. Moglia each retired in May 2011.

The Equity Plan for Directors

Under The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each year:

➢	an option award (granted in the first quarter);
➢	a restricted stock award (granted in the first quarter); and
➢	a stock retainer of $50,000, payable in two installments in June and December.

Stock Options

The value of the stock option grants are determined using the Black-Scholes methodology or other methodology used with respect to option awards contemporaneously made to employees. The options are subject to a four-year vesting schedule whereby one-third of each grant vests on the second, third and fourth anniversaries of the grant date.

Restricted Stock

The number of shares of restricted stock to be granted to each non-officer director is determined by dividing $30,000 by the fair market value of the stock on the applicable grant date (rounded down to the nearest whole number). During the restricted period, the directors are entitled to exercise full voting rights on the restricted stock and receive all dividends and distributions. The restricted stock has a three-year cliff vesting schedule.

Termination of Service

In the event a non-officer director dies or, after completing one year of service, is removed without cause, is not reelected, retires or resigns: (a) his or her options will become fully vested and exercisable at any time prior to the earlier of the expiration of the grant or five years from termination of service and (b) his or her restricted stock will immediately become non-forfeitable; provided that if the director performs an act of misconduct, all of his or her options and restricted stock then outstanding will become forfeited. Upon any other type of termination, all outstanding options and restricted stock are forfeited.

Deferrals of Restricted Stock and Stock Retainer

Non-officer directors may elect to defer receipt of at least ten percent of their stock retainer and/or restricted stock awards. Upon deferral, the director receives deferred stock units in the same number and with the same vesting restrictions, if any, as

11-32

the underlying awards. The director is entitled to receive dividend equivalents on such deferred stock units, if applicable. The deferred stock units will be distributed in stock on an elected distribution date or upon the occurrence of certain events.

Change in Control

Upon a change in control of AXA Financial, unless the awards will be assumed or substituted following the change in control: (a) the options will either become fully exercisable or cancelled in exchange for a payment in cash equal to the excess, if any, of the change in control price over the exercise price, and (b) the restricted stock will become immediately non-forfeitable.

Charitable Award Program for Directors

Under the Charitable Award Program for Directors, a non-officer director may designate up to five charitable organizations and/or education institutions to receive an aggregate donation of $500,000 after his or her death. Although the company may purchase life insurance policies insuring the lives of the participants to financially support the program, it has not elected to do so.

Matching Gifts

Non-officer directors may participate in AXA Foundation’s Matching Gifts program. Under this program, the AXA Foundation matches donations made by participants to public charities of $50 or more, up to $2,000 per year.

Business Travel Accident

All directors are covered for accidental loss of life while traveling to, or returning from:

➢	board or committee meetings;
➢	trips taken at our request; and
➢	trips for which the director is compensated.

Each director is covered up to four times their annual compensation, subject to certain maximums.

Director Education

All directors are encouraged to attend director education programs as they deem appropriate to stay abreast of developments in corporate governance and best practices relevant to their contribution to the board generally, as well as to their responsibilities in their specific committee assignments and other roles. We generally reimburse non-officer directors for the cost to attend director education programs offered by third parties, including related reasonable travel and lodging expenses, up to a maximum amount of $5,000 per director each calendar year.

The Post-2004 Variable Deferred Compensation Plan for Directors

Non-officer directors may defer up to 100.0% of their annual cash retainer and meetings fees under The Post-2004 Variable Deferred Compensation Plan for Directors (the “Deferral Plan”). Deferrals are credited to a bookkeeping account in the director’s name in the month that the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the director’s name. The minimum deferral is 10.0%.

Account balances in the Deferral Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The Deferral Plan currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

11-33

Participants in the Deferral Plan elect the form and timing of payments from their accounts. Payments may be received in any combination of a lump sum and/or annual installments paid in consecutive years. Payments may begin in any July or December after the year of deferral, but they must begin by the first July or the first December following age 70 (72 in the case of certain grandfathered directors). Participants make alternate elections in the event of separation from service prior to the specified payment date and death prior to both the specified payment date and separation from service.

The Deferral Plan was designed, and is intended to be administered, in accordance with the requirements of Code Section 409A.

Director Stock Ownership Guidelines

Stock ownership guidelines for non-officer directors were implemented in 2007 with a five-year compliance window. The guidelines require holdings of two times the annual cash retainer.

11-34

Part III, Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

We are an indirect wholly-owned subsidiary of AXA Financial. AXA Financial’s common stock is 100% owned by AXA and its subsidiaries.

For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until April 29, 2021. The trustees of the Voting Trust (the “Voting Trustees”) are Henri de Castries, Denis Duverne and Mark Pearson. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable.

AXA and any other holder of voting trust certificates will remain the beneficial owner of the shares deposited by it, except that the Trustees will be entitled to exercise all voting rights attached to the deposited shares so long as such shares remain subject to the Voting Trust. In voting the deposited shares, the Trustees must act to protect the legitimate economic interests of AXA and any other holders of voting trust certificates (but with a view to ensuring that certain indirect minority shareholders of AXA do not exercise control over AXA Financial or AXA Equitable). All dividends and distributions (other than those that are paid in the form of shares required to be deposited in the Voting Trust) in respect of deposited shares will be paid directly to the holders of voting trust certificates. If a holder of voting trust certificates sells or transfers deposited shares to a person who is not an AXA Party and is not (and does not, in connection with such sale or transfer, become) a holder of voting trust certificates, the shares sold or transferred will be released from the Voting Trust. The initial term of the Voting Trust ended in 2002 and the term of the Voting Trust has been extended, with the prior approval of the Superintendent, until April 29, 2021. Future extensions of the term of the Voting Trust remain subject to the prior approval of the Superintendent.

12-1

SECURITY OWNERSHIP BY MANAGEMENT

The following tables set forth, as of December 31, 2011, certain information regarding the beneficial ownership of common stock of AXA and of AllianceBernstein Holding Units and AllianceBernstein Units by each of our directors and executive officers and by all of our directors and executive officers as a group.

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Mark Pearson(2)	94,015	*

Andrew McMahon(3)	187,649	*

Henri de Castries(4)	4,420,475	*

Ramon de Oliveria	10,447	*

Denis Duverne(5)	2,593,822	*

Charlynn Goins(6)	11,832	*

Danny (“Dan”) Hale	5,771	*

Anthony J. Hamilton(7)	51,165	*

Peter S. Kraus	—	*

Lorie A. Slutsky(8)	17,472	*

Ezra Suleiman(9)	17,744	*

Richard C. Vaughan	5,867	*

Richard S. Dziadzio(10)	216,186	*

Nick Lane(11)	41,664	*

Salvatore Piazzolla	—	*

Amy J. Radin	—	*

Richard V. Silver(12)	303,010	*

All directors, director nominees and executive officers as a group (17 persons)(13)	7,977,119	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)

Includes 52,925 shares Mr. Pearson can acquire within 60 days under option plans. Also includes 7,259 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Pearson in 2008 and 2009.

(3)

Includes 187,649 shares Mr. McMahon can acquire within 60 days under option plans. Also includes 7,043 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. McMahon in 2008 and 2009.

(4)

Includes 2,592,178 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 207,000 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(5)	Includes 1,850,482 shares Mr. Duverne can acquire within 60 days under option plans.

12-2

(6)	Includes (i) 2,702 shares Ms. Goins can acquire within 60 days under options plans and 8,785 deferred stock units under The Equity Plan for Directors.

(7)	Includes (i) 7,313 shares Mr. Hamilton can acquire within 60 days under options plans and (ii) 24,974 deferred stock units under The Equity Plan for Directors.

(8)	Includes (i) 2,702 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 13,725 deferred stock units under The Equity Plan for Directors.

(9)	Includes (i) 2,702 shares Mr. Suleiman can acquire within 60 days under options plans and (ii) 15,042 deferred stock units under The Equity Plan for Directors.

(10)

Includes 200,339 shares Mr. Dziadzio can acquire within 60 days under option plans. Also includes 6,863 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Dziadzio in 2008 and 2009.

(11)

Includes 16,734 shares Mr. Lane can acquire within 60 days under option plans. Also includes 7,257 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Lane in 2008 and 2009.

(12)

Includes 270,846 shares Mr. Silver can acquire within 60 days under option plans. Also includes 7,222 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Pearson in 2008 and 2009.

(13)	Includes 5,186,572 shares the directors and executive officers as a group can acquire within 60 days under option plans.

AllianceBernstein Holding Units and AllianceBernstein Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.

Name of Beneficial Owner	Number of Units	Percent of Class	Number of Units
Mark Pearson(1)	—	*	—
Andrew McMahon(1)	—	*	—
Henri de Castries(1)	2,000	*	—
Ramon de Oliveira(1)	—	*	—
Denis Duverne(1)	2,000	*	—
Charlynn Goins(1)	—	*	—
Danny (“Dan”) Hale(1)	—	*	—
Anthony J. Hamilton(1)	—	*	—
Peter S. Kraus(1) (2)	1,889,538	1.8%	—
Lorie A. Slutsky(1) (3)	50,350	*	—
Ezra Suleiman(1)	—	*	—
Richard C. Vaughan(1)	—	*	—
Richard S. Dziadzio(1)	—	*	—
Nick Lane(1)	100	*	—
Salvatore Piazzolla(1)	—	*	—
Amy J. Radin(1)	—	*	—
Richard V. Silver(1)	—	*	—
All directors, director nominees and executive officer of as a group (17 persons)(4)	1,943,988	1.8%	—

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Excludes units beneficially owned by AXA and its subsidiaries.

12-3

(2)

In connection with the commencement of Mr. Kraus’s employment with AllianceBernstein, on December 19, 2008, he was granted 2,722,052 restricted Holding units. Subject to accelerated vesting clauses in Mr. Kraus’ employment agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or AllianceBernstein Holding L.P. ceasing to be publicly traded and certain qualifying terminations of employment), Mr. Kraus’s restricted Holding Units will vest ratably on each of the first five anniversaries of December 19, 2008, which commenced December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. AllianceBernstein withheld 280,263 Holding Units, 277,487 Holding Units and 274,764 Holding Units, respectively, from Mr. Kraus’ distributions when the 2009, 2010 and 2011 tranches of his restricted Holding Unit grant vested to cover withholding tax obligations. Mr. Kraus’s total reflected in the table includes 1,088,821 Holding Units awarded under Mr. Kraus’s employment agreement that have not yet vested or been distributed to hi.

(3)	Includes 42,175 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.

(4)	Includes 42,175 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

12-4

Part III, Item 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

Insurance

AXA Financial, our parent company, has formal policies covering its employees and directors that are designed to avoid conflicts of interests that may arise in certain related party transactions. For example, employees of AXA Financial and its subsidiaries are subject to the AXA Financial Policy Statement on Ethics (the “Ethics Policy Statement”). The Ethics Policy Statement includes provisions designed to avoid conflicts of interests that may lead to divided loyalties by requiring that employees, among other things, not exercise any responsibility in a transaction in which they have an interest, receive certain approvals before awarding any contract to a relative or close personal friend and not take for their own benefit business opportunities developed or learned of during the course of employment. Similarly, AXA Equitable’s non-officer directors are subject to the AXA Financial Policy Statement on Interests of Directors and Contracts With Directors And Their Relatives for Non-Officer Directors (the “Policy Statement”). The Policy Statement includes provisions designed to maintain the directors’ independent judgment by requiring, among other things, disclosure of interests in any proposed transaction and abstention from voting if a director has a significant financial interest in the transaction or the transaction is with a business organization in which the director has an official affiliation. It further prohibits certain credit related transactions and requires disclosure of potential contracts with and employment of close relatives. Each director must submit a report annually regarding his or her compliance with the Policy Statement.

Other than as set forth above, AXA Equitable does not have written policies regarding the employment of immediate family members of any of its related persons. Compensation and benefits for all of AXA Equitable’s employees are established in accordance with AXA Equitable’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

As a wholly-owned subsidiary of AXA Financial, and ultimately of AXA, AXA Equitable (and its subsidiaries) enter into various transactions with both AXA Financial and AXA and their subsidiaries in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements. While there is no formal written policy for the review and approval of transactions between AXA Equitable and AXA and/or AXA Financial, such transactions are routinely subject to a review and/or approval process. For example, payments made by AXA Equitable to AXA and its subsidiaries pursuant to certain intercompany service or other agreements (“Intercompany Agreements”) are reviewed with the Audit Committee on an annual basis. The amount paid by AXA Equitable for any personnel, property and services provided under such Intercompany Agreements may not exceed the fair market value of such personnel, property and services. Additionally, Intercompany Agreements to which AXA Equitable is a party are subject to the approval of the New York State Department of Financial Services, Life Bureau, pursuant to New York’s insurance holding company systems act.

In practice, any proposed related party transaction which management deems to be significant or outside of the ordinary course of business would be submitted to the Board of Directors for its approval.

Investment Management

The partnership agreements for each of AllianceBernstein Holding and AllianceBernstein expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AllianceBernstein Holding and AllianceBernstein if the terms of the transaction are approved by AllianceBernstein Corporation (the “General Partner”) and determined in good faith to be comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the

13-1

General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, AllianceBernstein’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to AllianceBernstein’s audit committee for review and approval; in 2011, the unanimous consent of the audit committee constitutes the consent of four of six independent directors on the board. AllianceBernstein is not aware of any transaction during 2011 between it and any related person with respect to which these procedures were not followed.

AllianceBernstein does not have written policies regarding the employment of immediate family members of any of its related persons. Compensation and benefits for all of its employees are established in accordance with AllianceBernstein’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

For additional information about AllianceBernstein’s related party transactions, see AllianceBernstein’s Annual Report on Form 10-K for the year-ended December 31, 2011 filed with the SEC on February 10, 2011.

TRANSACTIONS BETWEEN AXA EQUITABLE AND AFFILIATES

The following tables summarize transactions between AXA Equitable and related persons during 2011. The first set of tables summarize services that related persons provided to AXA Equitable, and the second set tables summarize services that AXA Equitable provided to related persons:

INSURANCE(1)

Parties	General Description of Relationship	Amount Paid or Accrued in 2011

AXA Distribution Holding Corporation and is subsidiaries (“AXA Distribution Holding”)(2) (3)	We pay commissions and fees to AXA Distribution Holding and its subsidiaries for the sale of our insurance products.	$641,136,649

AXA Technology Services America, Inc. (“AXA Tech”)(3)	AXA Tech provides certain technology related services, including data processing services and functions.	$105,070,406

AXA Financial(3) (4)	We reimburse AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.	$13,040,705

GIE Informatique AXA (“GIE Informatique”)(3)	GIE Informatique provides certain services, including but not limited to marketing and branding, finance and control, strategy, business support and development and audit, and legal.	$9,704,442

13-2

INSURANCE(1)

Parties	General Description of Relationship	Amount Paid or Accrued in 2011
AXA Business Service Private Ltd. (“ABS”)(3)	ABS provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$3,633,841

GIE AXA Universite (“GIE Universite”)(3)	GIE Universite provides management training seminars to our management employees.	$702,271

AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”)(3)	AXA Group Solutions provides maintenance and development support for applications	$657,146

AXA Liabilities Manager (“AXA LM”)(3)	AXA LM provides accounting services and claims managements services to the accident and health reinsurance pools we participate in.	$309,441

INVESTMENT MANAGEMENT(5)

Parties	General Description of Relationship	Amount Paid or Accrued in 2011
ABS(3)	ABS provides data processing services and support for certain investment operations functions.	$9,643,000

AXA Advisors LLC (“AXA Advisors”)(3) (6)	AXA Advisors distributes certain of AllianceBernstein retail products and provides private client referrals.	$6,419,000

AXA Technology Services India Pvt. Ltd. (“AXA Tech India”)(3)	AXA Tech India provides certain data processing services and functions.	$4,152,000

AXA Group Solutions(3)	AXA Group Solutions provides maintenance and development support for applications.	$2,515,000

AXA Advisors(3) (6)	AXA Advisors sells shares of AllianceBernstein’s mutual funds under Distribution Services and Educational Support agreements.	$2,339,000

GIE(3)	GIE provides cooperative technology development and procurement services.	$880,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(3)	Each entity is an indirect wholly-owned subsidiary of AXA.
(4)	We are an indirect wholly-owned subsidiary of AXA Financial.
(5)	AllianceBernstein or one of its subsidiaries is a party to each transaction.
(6)	AXA Advisors is an indirect wholly-owned subsidiary of AXA Financial.

13-3

INSURANCE(1)

Parties	General Description of Relationship	Amount Received or Accrued in 2011
AXA Distribution Holding and its subsidiaries(3) (4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Distribution Holding and its subsidiaries.	$471,502,828

MONY Life Insurance Company and its subsidiaries (“MONY Life”)(2) (4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to MONY and its subsidiaries.	$85,583,439

AXA Investment Managers (“AXA IM”), AXA Tech and AXA LM(4)	Employees of these entities and/or their subsidiaries are enrolled in certain of our employee benefit plans.	$11,834,268

AXA Corporate Solutions Life Reinsurance Company (“ACS”)(4)	We provide certain administrative services to ACS including, but not limited to marketing and branding, finance and control, strategy, audit and legal.	$48,848,447

AXA Bermuda(4) (5)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment to AXA Bermuda.	$1,985,087

AXA Equitable Life and Annuity Company (“AXA Equitable L&A”)(4) (6)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Equitable’s L&A so that AXA Equitable L&A may conduct its business.	$1,922,021

INVESTMENT MANAGEMENT(7)

Parties	General Description of Relationship(8)	Amount Paid or Accrued in 2011
AXA Asia Pacific(4)		$13,098,000
AXA Life Japan Limited(4)		$10,858,000
MONY Life and its subsidiaries(2) (4)	AllianceBernstein provides investment management services and ancillary accounting services.	$8,939,000
AXA Bermuda(4) (5)		$6,594,000
AXA Rosenberg Investment Management Asia Pacific(4)		$2,720,000

AXA France(4)		$2,334,000

AXA IM Schewiz AG(4)		$2,122,000

AXA Belgium(4)		$1,978,000

AXA Germany(4)		$1,889,000

AXA (Canada)(4)		$1,742,000

13-4

INVESTMENT MANAGEMENT(7)

Parties	General Description of Relationship(8)	Amount Paid or Accrued in 2011
AXA U.K. Group Pension Scheme(4)		$1,341,000
AXA Corporate Solutions(4)		$1,201,000
AXA Investment Managers, Ltd. Paris(4)		$720,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)	MONY Life is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.
(3)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(4)	Each entity is an indirect wholly owned subsidiary of AXA.
(5)	AXA Bermuda is an indirect wholly owned subsidiary of AXA Financial.
(6)	AXA Equitable L&A is an indirect wholly-owned subsidiary of AXA Financial.
(7)	AllianceBernstein or one of its subsidiaries is a party to each transaction.
(8)	AllianceBernstein provides investment management services unless otherwise indicated.

ADDITIONAL TRANSACTIONS WITH RELATED PERSONS

Reinsurance

AXA Equitable ceded to AXA Bermuda a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Bermuda also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. Premiums paid in 2011 to AXA Bermuda totaled $484,434,605. Claims and expenses in 2011 were $30,687,194.

AXA Life Insurance Company Ltd (Japan), a subsidiary of AXA, cedes a portion of their annuity business to AXA Equitable. Premiums earned in 2011 totaled $8,910,715. Claims and expenses paid in 2011 were $532,383.

Various subsidiaries of AXA Financial cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis. Premiums earned in 2011 from AXA Equitable Life and Annuity Company totaled $7,979,418. Claims and expenses paid in 2011 were $3,922,814. Premiums earned in 2011 from U.S. Financial Life Insurance Company totaled $4,883,596. Claims and expenses paid in 2011 were $8,129,358.

Various AXA affiliates including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life, a subsidiary of AXA. AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable on a one-year term basis. Premiums earned in 2011 under this arrangement totaled $852,285. Claims and expenses paid in 2011 were $77,943.

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

13-5

Loans to Affiliates

In September 2007, AXA issued $650 million in 5.4% Senior Unsecured Notes to AXA Equitable. These notes pay interest semi-annually and were scheduled to mature on September 30, 2012. In March 2011, the maturity date of these notes was extended to December 30, 2020 and the interest rate was increased to 5.7%.

In June 2009, AXA Equitable sold a jointly owned real estate property valued at $1,100 million to a non-insurance subsidiary of AXA Financial in exchange for $700 million in cash and $400 million in 8.0% ten year term mortgage notes on the property reported in Loans to affiliates in the consolidated balance sheets. The $439 million after-tax excess of the property’s fair value over its carrying value was accounted for as a capital contribution to AXA Equitable.

DIRECTOR INDEPENDENCE

See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

13-6

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Equitable’s annual financial statements for 2011 and 2010, and fees for other services rendered by PwC:

	2011	2010
	(In Thousands)

Principal Accounting Fees and Services:
Audit fees	$9,664	$10,454
Audit related fees	3,125	3,175
Tax fees	2,878	2,701
All other fees	37	30

Total	$15,704	$16,360

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

On November 9, 2005, AllianceBernstein’s committees adopted a policy to pre-approve audit and non-audit service engagements with the independent registered public accounting firm. The policy was revised on August 3, 2006. The independent registered public accounting firm is to provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The audit committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000. In addition, each audit committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

All services provided by PwC in 2011 were pre-approved in accordance with the procedures described above.

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

Date: March 8, 2012	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Mark Pearson
	Name:	Mark Pearson Chairman of the Board and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson Mark Pearson	Chairman of the Board and Chief Executive Officer, Director	March 8, 2012

/s/ Andrew J. McMahon Andrew J. McMahon	President and Director	March 8, 2012

/s/ Richard S. Dziadzio Richard S. Dziadzio	Senior Executive Vice President and Chief Financial Officer	March 8, 2012

/s/ Alvin H. Fenichel Alvin H. Fenichel	Senior Vice President and Chief Accounting Officer	March 8, 2012

/s/ Henri de Castries Henri de Castries	Director	March 8, 2012

/s/ Ramon de Oliveira Ramon de Oliveira	Director	March 8, 2012

/s/ Denis Duverne Denis Duverne	Director	March 8, 2012

/s/ Charlynn Goins Charlynn Goins	Director	March 8, 2012

/s/ Danny L. Hale Danny L. Hale	Director	March 8, 2012

/s/ Anthony J. Hamilton Anthony J. Hamilton	Director	March 8, 2012

/s/ Peter S. Kraus Peter S. Kraus	Director	March 8, 2012

S-1

/s/ Lorie A. Slutsky Lorie A. Slutsky	Director	March 8, 2012

/s/ Ezra Suleiman Ezra Suleiman	Director	March 8, 2012

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 8, 2012

S-2

INDEX TO EXHIBITS

Number	Description	Method of Filing	Tag Value

2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference

3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among Equitable Life, AXA Financial and AXA	Filed as Exhibit 10(d) to AXA Financial’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Financial, Equitable Life and AXA	Filed as Exhibit 10(e) to AXA Financial’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between Equitable Life and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to AXA Financial’s Form S-1 Registration Statement (No. 33-48115), dated May 26, 1992 and incorporated herein by reference

10.4	Fiscal Agency Agreement between Equitable Life and The Chase Manhattan Bank, N.A.	Filed as Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference

10.5	Distribution and Servicing Agreement between AXA Advisors (as successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.6	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.7	General Agent Sales Agreement between Equitable Life and AXA Network dated as of January 1, 2000	Filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

E-1

Number	Description	Method of Filing	Tag Value

10.8	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.9	Consulting Agreement, dated as of March 7, 2012, between Richard V. Silver and AXA Equitable	Filed herewith	EX-10.9

13.1	AllianceBernstein Risk Factors	Filed herewith	EX-13.1

21	Subsidiaries of the registrant	Filed herewith	EX-21

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2

101.INS	XBRL Instance Document	Filed herewith	EX-101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	EX-101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

E-2