Form 10-Q
period 2012-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2012-05-11
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vi) changes to statutory capital requirements; (vii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (viii) counterparty non-performance; (ix) changes in statutory reserve requirements; (x) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xi) changes in assumptions related to deferred policy acquisition costs; (xii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiii) market conditions could adversely affect our goodwill; (xiv) investment losses and defaults, and changes to investment valuations; (xv) liquidity of certain investments; (xvi) changes in claims-paying or credit ratings; (xvii) adverse determinations in litigation or regulatory matters; (xviii) changes in tax law; (xix) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xx) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxi) changes in accounting standards, practices and/or policies; (xxii) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxiii) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxiv) the perception of our brand and reputation in the marketplace; (xxv) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxvi) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxvii) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxviii) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$32,303	$31,992
Mortgage loans on real estate	4,306	4,281
Equity real estate, held for the production of income	99	99
Policy loans	3,529	3,542
Other equity investments	1,734	1,707
Trading securities	1,278	982
Other invested assets	1,881	2,340

Total investments	45,130	44,943
Cash and cash equivalents	1,784	3,227
Cash and securities segregated, at fair value	785	1,280
Broker-dealer related receivables	1,462	1,327
Deferred policy acquisition costs	3,737	3,545
Goodwill and other intangible assets, net	3,691	3,697
Amounts due from reinsurers	3,571	3,542
Loans to affiliates	1,041	1,041
Guaranteed minimum income benefit reinsurance contract asset, at fair value	8,704	10,547
Other assets	5,313	5,340
Separate Accounts’ assets	93,693	86,419

Total Assets	$168,911	$164,908

LIABILITIES
Policyholders’ account balances	$26,490	$26,033
Future policy benefits and other policyholders liabilities	21,201	21,595
Broker-dealer related payables	577	466
Amounts due to reinsurers	61	74
Customers related payables	1,518	1,889
Short-term and long-term debt	587	645
Loans from affiliates	1,325	1,325
Income taxes payable	4,029	5,104
Other liabilities	3,403	3,815
Separate Accounts’ liabilities	93,693	86,419

Total liabilities	152,884	147,365

Commitments and contingent liabilities (Notes 10 and 11)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,748	5,743
Retained earnings	7,757	9,392
Accumulated other comprehensive income (loss)	(276)	(297)

Total AXA Equitable’s equity	13,231	14,840

Noncontrolling interest	2,796	2,703

Total equity	16,027	17,543

Total Liabilities and Equity	$168,911	$164,908

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

QUARTERS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$828	$896
Premiums	143	152
Net investment income (loss):
Investment income (loss) from derivative instruments	(1,559)	(366)
Other investment income (loss)	633	607

Total net investment income (loss)	(926)	241

Investment gains (losses), net:
Total other-than-temporary impairment losses	(3)	—
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized	(3)	—
Other investment gains (losses), net	(5)	(3)

Total investment gains (losses), net	(8)	(3)

Commissions, fees and other income	854	958
Increase (decrease) in the fair value of the reinsurance contract asset	(1,843)	(933)

Total revenues	(952)	1,311

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	137	478
Interest credited to policyholders’ account balances	316	242
Compensation and benefits	427	486
Commissions	331	272
Distribution related payments	80	75
Amortization of deferred sales commissions	8	10
Interest expense	27	27
Amortization of deferred policy acquisition costs	83	265
Capitalization of deferred policy acquisition costs	(183)	(158)
Rent expense	61	62
Amortization of other intangible assets	6	6
Other operating costs and expenses	321	387

Total benefits and other deductions	1,614	2,152

Earnings (loss) from continuing operations, before income taxes	(2,566)	(841)
Income tax (expense) benefit	993	340

Net earnings (loss)	(1,573)	(501)
Less: net (earnings) loss attributable to the noncontrolling interest	(62)	(71)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,635)	$(572)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

QUARTERS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(1,573)	$(501)

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	54	58
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(25)	(21)

Total other comprehensive income (loss), net of income taxes	29	37

Comprehensive income (loss)	(1,544)	(464)

Less: Comprehensive (income) loss attributable to noncontrolling interest	(63)	(63)

Comprehensive Income (Loss) Attributable to AXA Equitable	$(1,607)	$(527)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

QUARTERS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,743	5,593
Changes in capital in excess of par value	5	12

Capital in excess of par value, end of period	5,748	5,605

Retained earnings, beginning of year	10,120	8,085
Impact of implementing new accounting guidance, net of taxes	(728)	(1,241)

Retained earnings, beginning of year as adjusted	9,392	6,844
Net earnings (loss)	(1,635)	(572)

Retained earnings, end of period	7,757	6,272

Accumulated other comprehensive income (loss), beginning of year	(304)	(629)
Impact of implementing new accounting guidance, net of taxes	7	19

Accumulated other comprehensive income (loss), beginning of year as adjusted	(297)	(610)
Other comprehensive income (loss)	21	26

Accumulated other comprehensive income (loss), end of period	(276)	(584)

Total AXA Equitable’s equity, end of period	13,231	11,295

Noncontrolling interest, beginning of year	2,703	3,118
Repurchase of AllianceBernstein Holding units	(42)	(32)
Purchase of noncontrolling interest in consolidated entity	—	(32)
Net earnings (loss) attributable to noncontrolling interest	62	71
Dividends paid to noncontrolling interest	(32)	(92)
Other comprehensive income (loss) attributable to noncontrolling interest	1	(8)
Other changes in noncontrolling interest	104	22

Noncontrolling interest, end of period	2,796	3,047

Total Equity, End of Period	$16,027	$14,342

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)

Net earnings (loss)	$(1,573)	(501)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	316	242
Universal life and investment-type product policy fee income	(828)	(896)
Net change in broker-dealer and customer related receivables/payables	(556)	119
(Income) loss related to derivative instruments	1,559	366
Investment (gains) losses, net	8	3
Change in segregated cash and securities, net	495	(220)
Change in deferred policy acquisition costs	(100)	107
Change in future policy benefits	(460)	(90)
Change in income taxes payable	(1,091)	(360)
Change in accounts payable and accrued expenses	(119)	5
Change in the fair value of the reinsurance contract asset	1,843	933
Contribution to pension plans	—	(233)
Amortization of deferred compensation	3	58
Amortization of deferred sales commission	8	10
Other depreciation and amortization	29	37
Amortization of reinsurance cost	46	111
Amortization of other intangibles	6	6
Other, net	63	(21)

Net cash provided by (used in) operating activities	(351)	(324)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,003	1,085
Sales of investments	213	259
Purchases of investments	(1,700)	(1,328)
Cash settlements related to derivative instruments	(1,004)	(347)
Change in short-term investments	2	8
Investment in capitalized software, leasehold improvements and EDP equipment	(14)	(21)
Other, net	(7)	(41)

Net cash provided by (used in) investing activities	(1,507)	(385)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2012 AND 2011 - CONTINUED

(UNAUDITED)

	2012	2011
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$1,168	813
Withdrawals	(182)	(58)
Change in short-term financings	(54)	45
Change in collateralized pledged assets	(51)	94
Change in collateralized pledged liabilities	(391)	4
Repurchase of AllianceBernstein Holding units	(67)	(50)
Distribution to noncontrolling interests in consolidated subsidiaries	(32)	(92)
Other, net	24	(34)

Net cash provided by (used in) financing activities	415	722

Change in cash and cash equivalents	(1,443)	13
Cash and cash equivalents, beginning of year	3,227	2,155

Cash and Cash Equivalents, End of Period	$1,784	$2,168

Supplemental cash flow information:
Interest Paid	$—	$—

Income Taxes Paid (Refunded)	$100	$3

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

At March 31, 2012 and December 31, 2011, the Company’s economic interest in AllianceBernstein was 36.6% and 37.3%, respectively. At March 31, 2012 and December 31, 2011, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 63.5% and 64.6%.

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

The terms “first quarter 2012” and “first quarter 2011” refer to the three months ended March 31, 2012 and 2011, respectively.

2)	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued new guidance on testing goodwill for impairment. The guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB amended its guidance on fair value measurements and disclosure requirements to enhance comparability between U.S. GAAP and IFRS. The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. This guidance was effective for reporting periods beginning after December 15, 2011. Implementation of this guidance expanded the Company’s fair value disclosures and did not have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, an entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company adopted this guidance effective January 1, 2012, and applied the retrospective method of adoption. Accordingly upon adoption, as a result of acquisition costs previously deferred that were not eligible for deferral under the amended guidance, the December 31, 2011 balance related to DAC was reduced by $1,108 million, income taxes payable was reduced by $387 million with a corresponding reduction, net of taxes of $728 million to Retained earnings, a reduction in accumulated other comprehensive loss of $7 million and a reduction to Total equity of $721 million. The December 31, 2010 balance related to DAC was reduced by $1,880 million, income taxes payable was reduced by $658 million with a corresponding reduction, net of taxes of $1,241 million to Retained earnings, a reduction in accumulated other comprehensive loss of $19 million and a reduction to Total equity of $1,222 million. Upon adoption, for first quarter 2011, amortization of DAC was reduced by $112 million, capitalization of DAC was reduced by $66 million and income tax benefit was reduced by $16 million. The Company’s loss, before income taxes was reduced by $46 million and Net Loss Attributable to AXA Equitable was reduced by $30 million.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
March 31, 2012:
Fixed Maturities:
Corporate	$21,057	$1,860	$61	$22,856	$—
U.S. Treasury, government and agency	4,292	169	43	4,418	—
States and political subdivisions	491	71	1	561	—
Foreign governments	456	66	1	521	—
Commercial mortgage-backed	1,299	12	378	933	22
Residential mortgage-backed(1)	1,557	85	—	1,642	—
Asset-backed(2)	245	13	9	249	6
Redeemable preferred stock	1,146	36	59	1,123	—

Total Fixed Maturities	30,543	2,312	552	32,303	28

Equity securities	18	1	—	19	—

Total at March 31, 2012	$30,561	$2,313	$552	$32,322	$28

December 31, 2011:
Fixed Maturities:
Corporate	$21,444	$1,840	$147	$23,137	$—
U.S. Treasury, government and agency	3,598	350	—	3,948	—
States and political subdivisions	478	64	2	540	—
Foreign governments	461	65	1	525	—
Commercial mortgage-backed	1,306	7	411	902	22
Residential mortgage-backed(1)	1,556	90	—	1,646	—
Asset-backed(2)	260	15	11	264	6
Redeemable preferred stock	1,106	38	114	1,030	—

Total Fixed Maturities	30,209	2,469	686	31,992	28

Equity securities	18	1	—	19	—

Total at December 31, 2011	$30,227	$2,470	$686	$32,011	$28

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At March 31, 2012 and December 31, 2011, respectively, the Company had trading fixed maturities with an amortized cost of $230 million and $172 million and carrying values of $231 million and $172 million. Gross unrealized gains on trading fixed maturities were $2 million and $4 million and gross unrealized losses were $1 million and $4 million at March 31, 2012 and December 31, 2011, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2012 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at March 31, 2012

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,105	$2,149
Due in years two through five	7,778	8,331
Due in years six through ten	10,041	10,929
Due after ten years	6,372	6,947

Subtotal	26,296	28,356
Commercial mortgage-backed securities	1,299	933
Residential mortgage-backed securities	1,557	1,642
Asset-backed securities	245	249

Total	$29,397	$31,180

For the first quarters of 2012 and 2011, proceeds received on sales of fixed maturities classified as AFS amounted to $0 million and $211 million, respectively. Gross gains of $0 million and $2 million and gross losses of $0 million and $6 million were realized on these sales for the first quarters of 2012 and 2011, respectively. The change in unrealized investment gains (losses) related to fixed maturities classified as AFS for the first quarters of 2012 and 2011 amounted to $(23) million and $16 million, respectively.

The Company recognized OTTI on AFS fixed maturities as follows:

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Credit losses recognized in earnings (loss)	$(3)	$—
Non-credit losses recognized in OCI	—	—

Total OTTI	$(3)	$—

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2012	2011
	(In Millions)

Balances at January 1,	$(332)	$(329)
Previously recognized impairments on securities that matured, paid, prepaid or sold	1	23
Recognized impairments on securities impaired to fair value this period(1)	—	—
Impairments recognized this period on securities not previously impaired	(3)	—
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—

Balances at March 31,	$(334)	$(306)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31,	December 31,
	2012	2011
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(28)	$(47)
All other	1,788	1,830
Equity securities	1	1

Net Unrealized Gains (Losses)	$1,761	$1,784

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	19	—	—	—	19
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(4)	(4)
Policyholders liabilities	—	—	(2)	—	(2)

Balance, March 31, 2012	$(28)	$1	$4	$8	$(15)

Balance, January 1, 2011	$(16)	$2	$2	$4	$(8)
Net investment gains (losses) arising during the period	6	—	—	—	6
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(2)	(2)
Policyholders liabilities	—	—	1	—	1

Balance, March 31, 2011	$(10)	$1	$3	$2	$(4)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$1,831	$(206)	$(385)	$(430)	$810
Net investment gains (losses) arising during the period	(43)	—	—	—	(43)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	95	—	—	95
Deferred income taxes	—	—	—	(25)	(25)
Policyholders liabilities	—	—	5	—	5

Balance, March 31, 2012	$1,789	$(111)	$(380)	$(455)	$843

Balance, January 1, 2011	$889	$(135)	$(121)	$(223)	$410
Net investment gains (losses) arising during the period	15	—	—	—	15
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	29	—	—	29
Deferred income taxes	—	—	—	(17)	(17)
Policyholders liabilities	—	—	7	—	7

Balance, March 31, 2011	$905	$(106)	$(114)	$(240)	$445

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 437 issues at March 31, 2012 and the 535 issues at December 31, 2011 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
March 31, 2012:
Fixed Maturities:
Corporate	$1,296	$(25)	$292	$(36)	$1,588	$(61)
U.S. Treasury, government and agency	2,024	(43)	—	—	2,024	(43)
States and political subdivisions	—	—	19	(1)	19	(1)
Foreign governments	9	(1)	—	—	9	(1)
Commercial mortgage-backed	102	(19)	782	(359)	884	(378)
Residential mortgage-backed	65	—	1	—	66	—
Asset-backed	1	—	44	(9)	45	(9)
Redeemable preferred stock	309	(11)	312	(48)	621	(59)

Total	$3,806	$(99)	$1,450	$(453)	$5,256	$(552)

December 31, 2011:
Fixed Maturities:
Corporate	$1,910	$(96)	$389	$(51)	$2,299	$(147)
U.S. Treasury, government and agency	149	—	—	—	149	—
States and political subdivisions	—	—	18	(2)	18	(2)
Foreign governments	30	(1)	5	—	35	(1)
Commercial mortgage-backed	79	(27)	781	(384)	860	(411)
Residential mortgage-backed	—	—	1	—	1	—
Asset-backed	49	—	44	(11)	93	(11)
Redeemable preferred stock	341	(28)	325	(86)	666	(114)

Total	$2,558	$(152)	$1,563	$(534)	$4,121	$(686)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2012 and December 31, 2011 were $139 million and $139 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2012 and December 31, 2011, respectively, approximately $2,109 million and $2,179 million, or 6.9% and 7.2%, of the $30,543 million and $30,209 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $367 million and $455 million at March 31, 2012 and December 31, 2011, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At March 31, 2012 and December 31, 2011, respectively, the Company owned $22 million and $23 million in RMBS backed by subprime residential mortgage loans and $13 million and $13 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2012, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $24 million.

For the first quarters of 2012 and 2011, investment income is shown net of investment expenses of $13 million and $17 million, respectively.

At March 31, 2012 and December 31, 2011, respectively, the amortized cost of the Company’s trading account securities was $1,242 million and $1,014 million with respective fair values of $1,278 million and $982 million. Also at March 31, 2012 and December 31, 2011, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $52 million and $48 million and costs of $49 million and $50 million as well as other equity securities with carrying values of $19 million and $19 million and costs of $18 million and $18 million.

In the first quarters of 2012 and 2011, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $48 million and $14 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2012 and December 31, 2011, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $52 million for commercial and $3 million and $5 million for agricultural, respectively.

Troubled Debt Restructurings

At March 31, 2012, there was one loan considered a Troubled Debt Restructuring (“TDR”). The loan shown in the table below was modified during third quarter 2011. The modification lowered existing interest only payments until October 1, 2013, at which time the loan reverts to an amortizing payment. All interest deferred under the modification is due at maturity on November 5, 2014. Due to the nature of the modification, short-term cash flow relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modification of loan terms typically has no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post-Modification
		(In Millions)

March 31, 2012
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	84

Total	1	$84	$84

There were no default payments on the above loan during the first quarter of 2012.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first quarters of 2012 and 2011 are as follows:

	2012	2011
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$32	$18
Charge-offs	(11)	—
Recoveries	—	—
Provision	22	—

Ending balance, March 31,	$43	$18

Ending balance, March 31,:
Individually Evaluated for Impairment	$43	$18

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2012 and 2011.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2012 and December 31, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2012

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$128	$—	$—	$29	$30	$—	$187
50% - 70%	205	275	482	410	23	—	1,395
70% - 90%	—	41	268	318	209	—	836
90% plus	—	—	70	111	225	137	543

Total Commercial Mortgage Loans	$333	$316	$820	$868	$487	$137	$2,961

Agricultural Mortgage Loans(1)
0% - 50%	$152	$89	$185	$253	$194	$10	$883
50% - 70%	94	21	83	164	81	52	495
70% - 90%	—	—	—	—	2	8	10
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$246	$110	$268	$417	$277	$70	$1,388

Total Mortgage Loans(1)
0% - 50%	$280	$89	$185	$282	$224	$10	$1,070
50% - 70%	299	296	565	574	104	52	1,890
70% - 90%	—	41	268	318	211	8	846
90% plus	—	—	70	111	225	137	543

Total Mortgage Loans	$579	$426	$1,088	$1,285	$764	$207	$4,349

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$182	$—	$33	$30	$31	$—	$276
50% - 70%	201	252	447	271	45	—	1,216
70% - 90%	—	41	280	318	213	—	852
90% plus	—	—	84	135	296	117	632

Total Commercial Mortgage Loans	$383	$293	$844	$754	$585	$117	$2,976

Agricultural Mortgage Loans(1)
0% - 50%	$150	$89	$175	$247	$190	$8	$859
50% - 70%	68	15	101	158	82	45	469
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$218	$104	$276	$406	$272	$61	$1,337

Total Mortgage Loans(1)
0% - 50%	$332	$89	$208	$277	$221	$8	$1,135
50% - 70%	269	267	548	429	127	45	1,685
70% - 90%	—	41	280	319	213	8	861
90% plus	—	—	84	135	296	117	632

Total Mortgage Loans	$601	$397	$1,120	$1,160	$857	$178	$4,313

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2012 and December 31, 2011, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

March 31, 2012
Commercial	$—	$—	$10	$10	$2,951	$2,961	$—
Agricultural	5	14	11	30	1,358	1,388	8

Total Mortgage Loans	$5	$14	$21	$40	$4,309	$4,349	$8

December 31, 2011
Commercial	$61	$—	$—	$61	$2,915	$2,976	$—
Agricultural	5	1	7	13	1,324	1,337	3

Total Mortgage Loans	$66	$1	$7	$74	$4,239	$4,313	$3

The following table provides information regarding impaired loans at March 31, 2012 and December 31, 2011, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

March 31, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	3	3	—	4	—

Total	$3	$3	$—	$4	$—

With related allowance recorded:
Commercial mortgage loans - other	$180	$180	$(43)	$191	$3
Agricultural mortgage loans	—	—	—	—	—

Total	$180	$180	$(43)	$191	$3

December 31, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	5	5	—	5	—

Total	$5	$5	$—	$5	$—

With related allowance recorded:
Commercial mortgage loans - other	$202	$202	$(32)	$152	$8
Agricultural mortgage loans	—	—	—	—	—

Total	$202	$202	$(32)	$152	$8

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and guaranteed withdrawal benefit for life (“GWBL”) features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders’ account balances would support. The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

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

In addition to the Company’s existing programs, in first quarter 2012, the Company entered into interest rate swaps related to the Company’s GMDB and GMIB block of business issued prior to 2001 to manage exposure to interest rate fluctuations.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

				Gains (Losses)
	At March 31, 2012			Reported In Net
		Fair Value		Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Three Months Ended March 31, 2012
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,985	$—	$2	$(706)
Swaps	841	1	89	(159)
Options	1,898	217	109	39

Interest rate contracts:(1)
Floors	2,700	309	—	12
Swaps	15,077	395	288	(144)
Futures	11,739	—	—	(229)
Swaptions	7,280	634	—	(372)

Other freestanding contracts:(1)
Foreign currency contracts	87	—	—	—

Net investment income (loss)				(1,559)

Embedded derivatives:
GMIB reinsurance contracts	—	8,704	—	(1,843)

GWBL and other features(2)	—	—	193	98

Total, March 31, 2012	$45,607	$10,260	$681	$(3,304)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

				Gains (Losses)
	At December 31, 2011			Reported In Net
		Fair Value		Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Three Months Ended March 31, 2011
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,443	$—	$2	$(254)
Swaps	784	10	21	(23)
Options	1,211	92	85	3

Interest rate contracts:(1)
Floors	3,000	327	—	(8)
Swaps	9,826	503	317	(24)
Futures	11,983	—	—	(28)
Swaptions	7,354	1,029	—	(32)

Other freestanding contracts:(1)
Foreign currency contracts	38	—	—	—

Net investment income (loss)				(366)

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	(933)

GWBL and other features(2)	—	—	291	77

Total	$40,639	$12,508	$716	$(1,222)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

The Company periodically, including during the first quarter of 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity and commodity indexed options to hedge its exposure to equity linked and commodity indexed crediting rates on annuity and life products.

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

At March 31, 2012, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $273 million. At March 31, 2012, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $85 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $30 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at March 31, 2012 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. At March 31, 2012 and December 31, 2011, respectively, the Company held $1,045 million and $1,438 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating. In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. The aggregate fair value of all collateralized derivative transactions that were in a liability position at March 31, 2012 and December 31, 2011, respectively, were $35 million and $4 million, for which the Company posted collateral of $51 million at March 31, 2012 and held collateral of $3 million at December 31, 2011, in the normal operation of its collateral arrangements. If the investment grade related contingent features had been triggered on March 31, 2012, the Company would not have been required to post material collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

	March 31, 2012	December 31, 2011
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,073	$8,121
Policyholder dividend obligation	279	260
Other liabilities	56	86

Total Closed Block liabilities	8,408	8,467

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,301 and $5,342)	5,678	5,686
Mortgage loans on real estate	1,149	1,205
Policy loans	1,057	1,061
Cash and other invested assets	69	30
Other assets	183	207

Total assets designated to the Closed Block	8,136	8,189

Excess of Closed Block liabilities over assets designated to the Closed Block	272	278

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(38) and $(33) and policyholder dividend obligation of $(279) and $(260)	70	62

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$342	$340

Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2012	2011
	(In Millions)

REVENUES:
Premiums and other income	$81	$92
Investment income (loss) (net of investment expenses of $0 and $0)	107	110
Investment gains (losses), net:
Total other-than-temporary impairment losses	(3)	—
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized	(3)	—
Other investment gains (losses), net	(1)	1

Total investment gains (losses), net	(4)	1

Total revenues	184	203

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	187	205
Other operating costs and expenses	—	1

Total benefits and other deductions	187	206

Net revenues, before income taxes	(3)	(3)
Income tax (expense) benefit	1	1

Net Revenues (Losses)	$(2)	$(2)

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Balances, beginning of year	$260	$119
Unrealized investment gains (losses)	19	(8)

Balances, End of Period	$279	$111

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2012	$1,593	$4,130	$5,723
Paid guarantee benefits	(59)	(18)	(77)
Other changes in reserve	79	(315)	(236)

Balance at March 31, 2012	$1,613	$3,797	$5,410

Balance at January 1, 2011	$1,265	$2,311	$3,576
Paid guarantee benefits	(43)	(10)	(53)
Other changes in reserve	76	7	83

Balance at March 31, 2011	$1,298	$2,308	$3,606

Related GMDB reinsurance ceded amounts were:

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Balance, beginning of year	$716	$533
Paid guarantee benefits	(23)	(18)
Other changes in reserve	43	43

Balance, End of Period	$736	$558

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2012 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,350	$206	$114	$493	$13,163
Separate Accounts	$29,332	$7,178	$3,948	$33,589	$74,047
Net amount at risk, gross	$869	$877	$2,657	$12,413	$16,816
Net amount at risk, net of amounts reinsured	$869	$542	$1,784	$4,943	$8,138
Average attained age of contractholders	49.3	63.5	68.9	64.1	53.5
Percentage of contractholders over age 70	8.0%	27.6%	47.9%	29.1%	14.3%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$24	$622	$646
Separate Accounts	N/A	N/A	$2,651	$46,994	$49,645
Net amount at risk, gross	N/A	N/A	$1,824	$7,102	$8,926
Net amount at risk, net of amounts reinsured	N/A	N/A	$540	$1,892	$2,432
Weighted average years remaining until annuitization	N/A	N/A	0.4	5.1	4.8
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL, guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed income benefits (“GIB”), (collectively “GWBL and other features’ liability”), not included above, was $193 million and $291 million at March 31, 2012 and December 31, 2011, respectively, which are accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2012	December 31, 2011
	(In Millions)

GMDB:
Equity	$49,979	$46,207
Fixed income	3,637	3,810
Balanced	19,879	19,525
Other	552	652

Total	$74,047	$70,194

GMIB:
Equity	$33,052	$29,819
Fixed income	2,295	2,344
Balanced	14,010	13,379
Other	288	345

Total	$49,645	$45,887

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At March 31, 2012, the total account value and net amount at risk of the hedged variable annuity contracts were $38,865 million and $6,448 million, respectively, with the GMDB feature and $21,368 million and $1,910 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2012	$470	$(262)	$208
Other changes in reserves	38	(20)	18

Balance at March 31, 2012	$508	$(282)	$226

Balance at January 1, 2011	$375	$(231)	$144
Other changes in reserves	13	(6)	7

Balance at March 31, 2011	$388	$(237)	$151

6)	FAIR VALUE DISCLOSURES

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

Level 1

Unadjusted quoted prices for identical instruments in active markets. Level 1 fair values generally are supported by market transactions that occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

The Company defines fair value as the unadjusted quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are measured using present value or other valuation techniques. The fair value determinations are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such adjustments do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value cannot be substantiated by direct comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ widely accepted internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At March 31, 2012 and December 31, 2011, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at March 31, 2012

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$22,455	$394	$22,856
U.S. Treasury, government and agency	—	4,418	—	4,418
States and political subdivisions	—	509	52	561
Foreign governments	—	501	20	521
Commercial mortgage-backed	—	—	933	933
Residential mortgage-backed(1)	—	1,630	12	1,642
Asset-backed(2)	—	84	165	249
Redeemable preferred stock	244	865	14	1,123

Subtotal	251	30,462	1,590	32,303

Other equity investments	70	13	59	142
Trading securities	532	746	—	1,278
Other invested assets:
Short-term investments	—	130	—	130
Swaps	—	77	(59)	18
Futures	(1)	—	—	(1)
Options	—	109	—	109
Floors	—	309	—	309
Swaptions	—	633	—	633

Subtotal	(1)	1,258	(59)	1,198

Cash equivalents	1,082	—	—	1,082
Segregated securities	—	785	—	785
GMIB reinsurance contracts	—	—	8,704	8,704
Separate Accounts’ assets	90,639	2,625	221	93,485

Total Assets	$92,573	$35,889	$10,515	$138,977

Liabilities
GWBL and other features’ liability	$—	$—	$193	$193

Total Liabilities	$—	$—	$193	$193

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$22,698	$432	$23,137
U.S. Treasury, government and agency	—	3,948	—	3,948
States and political subdivisions	—	487	53	540
Foreign governments	—	503	22	525
Commercial mortgage-backed	—	—	902	902
Residential mortgage-backed(1)	—	1,632	14	1,646
Asset-backed(2)	—	92	172	264
Redeemable preferred stock	203	813	14	1,030

Subtotal	210	30,173	1,609	31,992

Other equity investments	66	—	77	143
Trading securities	457	525	—	982
Other invested assets:
Short-term investments	—	132	—	132
Swaps	—	177	(2)	175
Futures	(2)	—	—	(2)
Options	—	7	—	7
Floors	—	327	—	327
Swaptions	—	1,029	—	1,029

Subtotal	(2)	1,672	(2)	1,668

Cash equivalents	2,475	—	—	2,475
Segregated securities	—	1,280	—	1,280
GMIB reinsurance contracts	—	—	10,547	10,547
Separate Accounts’ assets	83,672	2,532	215	86,419

Total Assets	$86,878	$36,182	$12,446	$135,506

Liabilities:
GWBL and other features’ liability	$—	$—	$291	$291

Total Liabilities	$—	$—	$291	$291

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2012 and December 31, 2011, respectively, the fair value of public fixed maturities is approximately $24,648 million and $24,534 million or approximately 19.0% and 19.8% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and Segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At March 31, 2012 and December 31, 2011, respectively, the fair value of private fixed maturities is approximately $7,655 million and $7,459 million or approximately 5.9% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at March 31, 2012 and December 31, 2011, respectively, the net fair value of freestanding derivative positions is approximately $1,068 million and $1,536 million or approximately 56.8% and 65.6% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $5 million at March 31, 2012 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at March 31, 2012.

At March 31, 2012 and December 31, 2011, respectively, investments classified as Level 1 comprise approximately 71.5% and 70.2% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At March 31, 2012 and December 31, 2011, respectively, investments classified as Level 2 comprise approximately 27.1% and 28.2% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2012 and December 31, 2011, respectively, approximately $1,702 million and $1,718 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At March 31, 2012 and December 31, 2011, respectively, investments classified as Level 3 comprise approximately 1.4% and 1.6% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2012 and December 31, 2011, respectively, were approximately $335 million and $347 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,111 million and $1,082 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

The Company also issues certain benefits on its variable annuity products that are accounted for as derivatives and are also considered Level 3. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risk of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $376 million and $688 million at March 31, 2012 and December 31, 2011, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL and other features’ liability embedded derivative at March 31, 2012. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In the first quarter of 2012, AFS fixed maturities with fair values of $57 million and $0 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. These transfers in the aggregate represent approximately 0.4% of total equity at March 31, 2012. In 2011, the trading restriction period for one of the Company’s public securities lapsed, and as a result, $24 million was transferred from a Level 2 classification to a Level 1 classification.

In the first quarter of 2011, AFS fixed maturities with fair values of $39 million and $20 million were transferred out of Level 3 and into Level 2 and out of Level 2 and into Level 1, respectively, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $15 million were transferred into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at March 31, 2011.

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2012 and 2011, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	(1)	—	—	—	—	—
Investment gains (losses), net	—	—	—	(3)	—	—

Subtotal	(1)	—	—	(3)	—	—

Other comprehensive income (loss)	3	(1)	—	38	—	—
Purchases	16	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(1)	—	—	(4)	(2)	(7)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(55)	—	(2)	—	—	—

Balance, March 31, 2012	$394	$52	$20	$933	$12	$165

Balance, January 1, 2011	$320	$49	$21	$1,103	$—	$148
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	—	—	—
Investment gains (losses), net	—	—	—	1	—	—

Subtotal	1	—	—	1	—	—

Other comprehensive income (loss)	(4)	(1)	—	61	—	2
Purchases	49	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(5)	—	—	(58)	—	(7)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	14	—	—	—	—	1
Transfers out of Level 3(1)	(20)	—	—	—	—	(19)

Balance, March 31, 2011	$355	$48	$21	$1,107	$—	$125

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	(57)	—	—	—
Investment gains (losses), net	—	—	—	—	3	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,887)	—	—
Policyholders’ benefits	—	—	—	—	—	(104)

Subtotal	—	—	(57)	(1,887)	3	(104)

Other comprehensive income (loss)	—	(7)	—	—	—	—
Purchases	—	—	—	60	3	6
Issuances	—	—	—	—	—	—
Sales	—	—	—	(16)	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	(11)	—	—	—	—

Balance, March 31, 2012	$14	$59	$(59)	$8,704	$221	$193

Balance, January 1, 2011	$2	$73	$—	$4,606	$207	$94
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	5	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(984)	—	—
Policyholders’ benefits	—	—	—	—	—	(82)

Subtotal	—	—	—	(984)	5	(82)

Other comprehensive income (loss)	1	—	—	—	—	—
Purchases	—	—	—	59	—	5
Issuances	—	—	—	—	—	—
Sales	—	—	—	(8)	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, March 31, 2011	$3	$73	$—	$3,673	$212	$17

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the first quarters of 2012 and 2011 by category for Level 3 assets and liabilities still held at March 31, 2012 and 2011, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)

Level 3 Instruments
First Quarter 2012
Still Held at March 31, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$3	$—
State and political subdivisions	—	—	—	(1)	—
Commercial mortgage-backed	—	—	—	38	—
Asset-backed	—	—	—	1	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$41	$—

Equity securities, available-for-sale	—	—	—	—	—
GMIB reinsurance contracts	—	—	(1,843)	—	—
Separate Accounts’ assets	—	—	—	—	—
GWBL and other features’ liability	—	—	—	—	98

Total	$—	$—	$(1,843)	$41	$98

Level 3 Instruments
First Quarter 2011
Still Held at March 31, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(4)	$—
Commercial mortgage-backed	—	—	—	56	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$54	$—

GMIB reinsurance contracts	—	—	(933)	—	—
Separate Accounts’ assets	—	5	—	—	—
GWBL and other features’ liability	—	—	—	—	77

Total	$—	$5	$(933)	$54	$77

(1)	There were no Equity securities classified as AFS, Other invested assets, Other equity investments, Cash equivalents or Segregated securities at March 31, 2012 and 2011.

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$394	Discounted Cash flow	Bond equivalent yield	2.2% - 8.7%
			Spread over industry yield curve	190 bps - 270 bps
		Matrix Pricing Model	Spread over industry yield curve	0.0% - 6.0%
		Consensus pricing	Offered quotes	$50 - $122

States and political subdivisions	52	Consensus pricing	Offered quotes	$121

Foreign governments	20	Consensus pricing	Offered quotes	$109

Commercial mortgage-backed	933	Discounted Cash flow	Constant default rate	3.0% - 21.0%
			Probability of default	55%
			Loss severity	49%
			Discount rate	5.5% - 15.0%

Residential mortgage-backed	12	Discounted Cash flow	Constant prepayment rate	408% PSA(1)
		Matrix pricing model	Spread over U.S. Treasury curve	1.0%

Asset-backed	165	Discounted Cash flow	Constant prepayment rate	0.0% - 15.0%
			Probability of default	1.0% - 30.0%
			Loss severity	30.0% - 99.0%
			Bond equivalent yield	9.3%
		Matrix pricing model	Spread over U.S. Treasury curve	0.0% - 6.9%
		Consensus pricing	Offered quotes	$22 - $115

Redeemable preferred stock	14	Discounted Cash flow	Bond equivalent yield	8.7%

Other equity investments	59	Market comparable	Revenue multiple	1.1x - 49x
		companies	R&D multiple	1.8x - 55x
			Discount rate	18.0%
			Discount years	1 - 3
			Discount for lack of marketability
			and risk factors	50.0%

Other invested assets	(59)	Broker pricing	Implied volatility surface	12.0- 60.0% SPX(2) and
				14.0 - 55.0% RTY(3)
			Implied dividend	2.0- 2.5% SPX(2)
				and 1.3 - 3.0% RTY(3)

Separate Accounts’ assets	221	Third party appraisal	Capitalization rate	5.5%
			Exit capitalization rate	6.6%
			Discount rate	7.8%
		Discounted Cash flow	Spread over U.S. Treasury curve	296 bps - 390 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 3.0%

(1)	Public Securities Association standard model for mortgage loan prepayments (“PSA”)
(2)	Standard & Poor’s 500 Index (“SPX”)
(3)	Russell 2000 Index (“RTY”)

Quantitative Information about Level 3 Fair Value Measurements - (Continued)

March 31, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
GMIB reinsurance contracts	8,704	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.3% - 6.8%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	16 - 55 bps
			Volatility rates - Equity	24.0% - 38.0%

Total Assets	$10,515

Liabilities:
GMWB/GWBL(4)	$136	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	24.0% - 38.0%

Total Liabilities	$136

(4)	Excludes GMAB and GIB liabilities.

Corporate fixed maturities with fair value measures classified as Level 3 consist of privately placed debt instruments for which there is limited trading activity. Approximately 13.0% of the total fair value of these Level 3 securities at March 31, 2012 are consensus priced from non-binding broker quotes and subject to internal validation. Fair values for the remaining Level 3 corporate fixed maturities are determined using either a discounted cash flow model or a matrix pricing model, the latter requiring interpolation. Significant unobservable inputs to these models are bond equivalent yields for similar securities and/or spreads over the industry-specific yield curve. Generally, an increase in spreads or a decrease in yields would lead to directionally inverse movement in the fair value measurement of these securities.

Debt securities of state and political subdivisions and foreign governments classified as Level 3 consist of 3 issues for which fair value is determined by consensus pricing. Sources for offered quotes generally include the lead broker(s) and trading brokers, however, limited market activity in these securities may reduce the number of available broker quotations. Consensus prices are internally reviewed by those with relevant expertise and, as a result, may be adjusted to derive a fair value measurement for these securities; no such adjustments were made at March 31, 2012.

Commercial mortgage-backed securities classified as Level 3 consist of holdings subordinate to the AAA-tranche position and for which the Company applies a discounted cash flow methodology to measure fair value. The process for determining fair value first adjusts the contractual principal and interest payments to reflect performance expectations and then discounts the securities’ cash flows to reflect an appropriate risk-adjusted return. The significant unobservable inputs used in these fair value measurements are default rate and probability, loss severity, and the discount rate. An increase either in the cumulative default rate, probability of liquidation, or loss severity would result in a decrease in the fair value of these securities; generally, those assumptions would change in directionally similar manner. A decrease in the discount rate would result in directionally inverse movement in the fair value measurement of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Approximately 89.0% of the total fair value of these Level 3 securities at March 31, 2012 is determined using a discounted cash flow model and for which assumed prepayment experience is the most significant unobservable input. An increase (decrease) in the assumed prepayment speed would result in a decrease (increase) in the fair value measurement of these securities. Fair values for the remaining Level 3 residential mortgage-backed securities are determined using a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurement of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Approximately 66.0% of the total fair value of these Level 3 securities at March 31, 2012 is determined using either a discounted cash flow model or a matrix pricing model. The significant unobservable inputs used in these models are prepayment rates, probability of default, loss severity, bond equivalent yields for similar securities, and spread over the U.S. Treasury curve. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in loss severity and a directionally opposite change in the assumed prepayment speed. The remaining 34.0% of the total fair value of these Level 3 securities at March 31, 2012 is determined by consensus pricing. As the availability of market pricing for these securities is limited by low trading activity, offered quotes obtained from brokers are internally reviewed by those with relevant expertise and, as a result, may be adjusted to derive a fair value measurement for these securities; no such adjustments were made at March 31, 2012.

Redeemable preferred stocks classified as Level 3 are modeled using a discounted cash flow methodology to determine fair value and for which a bond equivalent yield is the most significant unobservable input. An increase (decrease) in that assumption would lead to a directionally inverse result on the fair value measurement of these securities.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 are approximately $22 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of March 31, 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $20 million.

Other invested assets classified as Level 3 consist only of equity index variance swaps with maturities in June and December 2012. Similar to option contracts, the fair values of variance swaps are influenced both by historical (realized) and implied (expected) volatility as well as the passage of time. The significant unobservable inputs used in the fair value measurements of these variance swaps are the respective underlying implied dividends and implied volatility surface. An increase (decrease) in the level of the implied volatility surface would result in an increase (decrease) in the fair value of these derivatives contracts. An increase (decrease) in the implied dividend assumption generally would increase (decrease) the fair value of a variance swap contract but could produce different results depending on the level of the underlying index and implied volatility surface.

Separate Accounts’ assets classified as Level 3 primarily consist of private equity investments with fair value of approximately $189 million, including approximately $183 million fair value investment in a private real estate fund, and mortgage loans with fair value of approximately $23 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $6 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over US Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at March 31, 2012 consist of mortgage- and asset-backed securities with fair values of approximately $3 million and $6 million, respectively, and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

Significant unobservable inputs with respect to the fair value measurement of the Level 3 GMIB reinsurance contract asset and the Level 3 liabilities identified in the table above are developed using Company data. Validations of unobservable inputs are performed to the extent the Company has experience. When an input is changed the model is updated and the results of each step of the model are analyzed for reasonableness.

The significant unobservable inputs used in the fair value measurement of the Company’s GMIB reinsurance contract asset are lapse rates, withdrawal rates and GMIB utilization rates. Significant increases in GMIB utilization rates or decreases in lapse or withdrawal rates in isolation would tend to increase the GMIB reinsurance contract asset.

Fair value measurement of the GMIB reinsurance contract asset includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in volatility would increase the asset.

The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in volatility would increase these liabilities.

The carrying values and fair values at March 31, 2012 and December 31, 2011 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	March 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,306	$—	$—	$4,453	$4,453
Other limited partnership interests	1,601	—	—	1,601	1,601
Policyholders liabilities: Investment contracts	2,514	—	—	2,641	2,641
Long-term debt	200	—	—	225	225
Loans to affiliates	1,041	—	723	407	1,130

	December 31, 2011
	Carrying Value	Fair Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,281	$4,432
Other limited partnership interests	1,582	1,582
Policyholders liabilities: Investment contracts	2,549	2,713
Long-term debt	200	220
Loans to affiliates	1,041	1,097

Fair values for commercial and agricultural mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived from taking the appropriate U.S Treasury rate with a like term to the remaining term of the loan and adding a spread reflective of the risk premium associated with the specific loan. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.

Other limited partnership interests and other equity investments, including interests in investment companies, are accounted for under the equity method and for which the carrying value provides a reasonable estimate of fair value as the underlying investments of these partnerships are valued at estimated fair value.

Fair values for the Company’s long-term debt are determined from quotations provided by brokers knowledgeable about these securities and internally assessed for reasonableness. The fair values of the Company’s borrowing and lending arrangements with AXA affiliated entities are determined in the same manner as for such transactions with third parties, including matrix pricing models for debt securities and discounted cash flow analysis for mortgage loans.

The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNLIC”), deferred annuities and certain annuities, which are included in Policyholder’s account balances are estimated using projected cash flows discounted at rate reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts are held at book value.

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented. Management, in consultation with its actuarial advisors in respect of the Company’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of March 31, 2012 due to the significant uncertainty and complexity of many aspects of the new law.

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

The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the ERISA, as amended by the Pension Act, and not greater than the maximum it can deduct for Federal income tax purposes.

In the first quarter of 2012, no cash contributions were made by AXA Equitable or AllianceBernstein to their respective qualified pension plans. Based on the funded status of the Company’s plans at March 31, 2012, no minimum contribution is required to be made in 2012 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2012. AllianceBernstein intends to contribute $6 million to its pension plan later this year.

On January 31, 2012, AXA Equitable amended the terms of its qualified defined pension plan. Under the amended terms, the interest crediting rate for pay credits earned on or after April 1, 2012 (and any interest credits accrued or accruing in the future for these pay credits) will be based solely on the average daily rates for one-year Treasury Constant Maturities. This change will not affect pay credits credited prior to April 1, 2012 (and interest credits accrued or accruing in the future on these pay credits) where the annual interest crediting rate will continue to be the greater of 4.0% and the rate derived from the average daily rates for one-year Treasury Constant Maturities.

Effective February 11, 2012, AXA Equitable eliminated the 3% Company match in its qualified defined contribution plan and replaced it with a discretionary profit sharing contribution. The amount of any discretionary profit sharing contribution for a calendar year will be based on company performance for that year and will range from 0.0% to 4.0% of eligible compensation.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$11	$10
Interest cost	26	30
Expected return on assets	(34)	(30)
Net amortization	41	36

Net Periodic Pension Expense	$44	$46

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees. Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees of AXA Equitable and its subsidiaries under each of these plans in the aggregate, except where otherwise noted.

For the first quarters of 2012 and 2011, respectively, the Company recognized compensation cost of $23 million and $60 million for share-based payment arrangements as further described herein.

On March 16, 2012, under the terms of the AXA Performance Unit Plan 2012, AXA awarded approximately 2.3 million unearned performance units to employees of AXA Equitable. The extent to which 2012-2013 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 15, 2015. In first quarter 2012, the expense associated with the March 16, 2012 grant of performance units was approximately $6 million.

On March 16, 2012, approximately 900,790 options to purchase AXA ordinary shares were granted to AXA Equitable employees under the terms of the Stock Option Plan at an exercise price of 12.22 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 370,426 of the total options awarded on March 16, 2012 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 16, 2012 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.48 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 39.89%, a weighted average expected term of 5.6 years, an expected dividend yield of 7.54% and a risk-free interest rate of 1.8%. The total fair value of these options (net of expected forfeitures) of approximately $2 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In first quarter 2012, the expense associated with the March 16, 2012 grant of options was approximately $379,193.

On April 12, 2012, cash distributions of approximately $9 million were made to AXA Equitable active and former employees in settlement of 539,406 performance units, representing 50 percent of the number of performance units earned under the terms of the AXA Performance Unit Plan 2010. The remaining earned performance units vest with continued service to March 19, 2013, the third anniversary of the date of grant, with limited exception for retirement, death, or disability, and will be valued using the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars at the Euro to U.S. dollar exchange rate on March 18, 2013. Participants may elect to receive AXA ordinary shares in lieu of cash for all or a portion of that settlement.

On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired. Half of each AXA Miles grant, or 25 AXA Miles, are further subject to vesting conditions based on achievement of improvements in specific AXA performance metrics. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible and is updated to reflect change in respect of the expectation for meeting the predefined performance conditions. In first quarter 2012, the expense associated with the March 16, 2012 grant of AXA Miles was approximately $333,959.

AllianceBernstein Long-term Incentive Compensation Plans. In fourth quarter 2011, AllianceBernstein implemented changes to AllianceBernstein’s employee long-term incentive compensation award. AllianceBernstein amended all outstanding year-end deferred incentive compensation awards of active employees (i.e., those employees employed as of December 31, 2011), so that employees who terminate their employment or are terminated without cause may continue to vest, so long as the employees do not violate the agreements and covenants set forth in the applicable award agreement, including restrictions on competition, employee and client solicitation, and a claw-back for failing to follow existing risk management policies. This amendment resulted in the immediate recognition in the fourth quarter of the cost of all unamortized deferred incentive compensation on outstanding awards from prior years that would otherwise have been expensed in future periods.

In addition, awards granted in 2012, will contain the same continued vesting provisions and, accordingly, AllianceBernstein’s annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

During the first quarters of 2012 and 2011, AllianceBernstein purchased 4.5 million and 2.2 million Holding units for $67 million and $50 million, respectively. These amounts reflect open-market purchases of 4.3 million and 2.1 million Holding units for $63 million and $48 million, respectively, with the remainder primarily relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees 9.1 million restricted Holding unit awards (including 8.7 million restricted Holding units granted in January 2012 for 2011 year-end awards) and 0.1 million restricted Holding unit awards during the first quarter of 2012 and 2011, respectively. To fund the 2011 awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards, which were recognized as expense in fourth quarter 2011, allowed most employees to allocate their awards between restricted Holding units and deferred cash. As a result, 8.7 million restricted Holding units, valued at $130 million, for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 9.1 million unallocated Holding units remaining in the consolidated rabbi trust as of March 31, 2012.

9)	INCOME TAXES

Income taxes for the first quarter of 2012 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

Income taxes for the first quarter of 2011 were computed using a discrete effective tax rate method. Management believed the use of the discrete method was more appropriate than the annual effective tax rate method at that time. The estimated annual effective tax rate was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings. Under the discrete method, tax expense is determined based upon actual results as if the interim period were an annual period.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2011, except as set forth below:

AllianceBernstein Litigation

During first quarter 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly owned subsidiary of AllianceBernstein organized in the United Kingdom) was negligent and failed to meet certain applicable standards of care with respect to AllianceBernstein’s initial investment and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million plus compound interest on an alleged $125 million of realized losses in the portfolio. AllianceBernstein believes that it has strong defenses to these claims and will defend them vigorously.

In addition to the matters described above, a number of lawsuits, claims and assessments have been filed against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, breach of fiduciary duties, mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such proceedings. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $11 million and $15 million, respectively, for the first quarters of 2012 and 2011.

AXA Equitable paid $191 million and $157 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2012 and 2011. AXA Equitable charged AXA Distribution’s subsidiaries $105 million and $108 million, respectively, for their applicable share of operating expenses for the first quarter of 2012 and 2011, pursuant to the Agreements for Services.

At March 31, 2012 and December 31, 2011, the Company’s GMIB reinsurance asset with AXA Bermuda had carrying values of $6,701 million and $8,129 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Bermuda in first quarter 2012 and 2011 related to the UL and no lapse guarantee riders totaled approximately $118 million and $116 million, respectively. Ceded claims paid in first quarter 2012 and 2011 were $16 million and $8 million, respectively.

12)	RESTRUCTURING

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the first quarter of 2012, AXA Equitable recorded an $11 million pre-tax charge related to severance costs.

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently, in first quarter 2012 and 2011, respectively, AllianceBernstein recorded a $13 million and $5 million pre-tax charge related to severance costs. In first quarter 2012, AllianceBernstein recorded a $9 million pre-tax real estate charge related to its review of its real estate requirements.

13)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Segment revenues:
Insurance	$(1,627)	$562
Investment Management (1)	680	755
Consolidation/elimination	(5)	(6)

Total Revenues	$(952)	$1,311

(1)

Intersegment investment advisory and other fees of approximately $14 million and $15 million for the first quarters of 2012 and 2011, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(2,665)	$(962)
Investment Management(2)	99	121
Consolidation/elimination	—	—

Total Earnings (Loss) From Continuing Operations, Before Income Taxes	$(2,566)	$(841)

(2)	Net of interest expense incurred on securities borrowed.

	March 31, 2012	December 31, 2011
	(In Millions)

Segment assets:
Insurance	$157,385	$153,099
Investment Management	11,528	11,811
Consolidation/elimination	(2)	(2)

Total Assets	$168,911	$164,908

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $507.5 billion at March 31, 2012, of which approximately $419.1 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the capital markets and the economy, generally. In recent years, stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes have had an adverse effect on the Company’s business, consolidated results of operations and financial condition. While conditions generally improved during first quarter of 2012, the viability of a continued and self-sustaining recovery remains in question as concerns continue over, among other things, high unemployment and weak job creation, a depressed real estate market and the European sovereign debt crisis. As part of the Company’s efforts to mitigate the impacts of the challenging conditions in the economy and capital markets on its business, the Company has modified its product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. The Company has made solid progress in executing this strategy over the past few years, as the Company has introduced several new life insurance and annuity products to the marketplace which have been well received. During first quarter of 2012, in furtherance of the Company’s initiatives to manage the risks associated with the in-force variable annuity business with guarantee features, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and has taken steps to suspend the acceptance of contributions to other annuity products.

Despite the challenging economic environment, the Company’s overall life insurance and annuity sales continued to improve. In the first quarter of 2012, annuities first year premiums by the Company increased by $271 million, or 24.0% from the comparable 2011 quarter, primarily due to increased premiums and deposits of variable annuity products. The Company’s life insurance first year premiums and deposits in the first quarter of 2012 increased by $2 million, or 2.0% from the comparable 2011 quarter, primarily due to increased sales of universal life insurance products, partially offset by decreases in first year term life insurance sales.

At AllianceBernstein, total assets under management (“AUM”) as of March 31, 2012 were $419.1 billion, an increase of $13.2 billion, or 3.2%, compared to December 31, 2011, and down $58.2 billion, or 12.0%, compared to March 31, 2011. During the first quarter of 2012, AUM increased as a result of market appreciation of $25.3 billion partially offset by net outflows of $12.1 billion (primarily in the Institutions channel). During the twelve month period ended March 31, 2012, AUM decreased as a result of net outflows of $60.1 billion, partially offset by $1.4 billion of acquisitions and by market appreciation of $0.5 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in first quarter 2012 when the Company recognized approximately $1.3 billion of losses on free standing derivatives and $1.8 billion reduction of income on the change in fair value of GMIB reinsurance asset which more than offset the $412 million decrease in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in first quarter 2012, particularly during periods in which equity markets and/or interest rates change significantly as in first quarter 2012.

As referred to in the preceding paragraphs, increasing interest rates and increases in equity markets, during first quarter 2012, contributed to earnings volatility. In 2011 and continuing into first quarter 2012, the recovery of the equity markets along with the increase in long-term interest rates contributed to the decrease in the fair value of reinsurance contracts, which are accounted for as derivatives, and to higher investment loss from derivative instruments. These decreases to first quarter 2012 earnings were only partially offset by the decrease in U.S. GAAP reserves during the quarter. For the 2011 period, the consolidated net loss and loss from continuing operations were largely due to the increases in equity and long-term interest rate markets which resulted in a decrease in the fair value of the GMIB reinsurance contracts and hedging program derivatives, which were not fully offset by the change in the U.S. GAAP reserves. The table below shows, for first quarter 2012 and 2011 and the year ended December 31, 2011, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31, 2011
	2012	2011
	(In Millions)

Income (loss) on free-standing derivatives(1)	$(1,293)	$(340)	$1,750
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(1,843)	(933)	5,941
(Increase) decrease in GMDB, GMIB, GWBL and GMAB reserves, net of related GMDB reinsurance(3)	412	36	(2,333)

Total	$(2,724)	$(1,237)	$5,358

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($7.3 billion at March 31, 2012) and/or letters of credit ($2.0 billion at March 31, 2012). AXA Bermuda intends to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2011 Form 10-K.

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

Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates, assumptions and judgments:

•	Insurance Revenue Recognition
•	Insurance Reserves and Policyholder Benefits
•	DAC
•	Goodwill and Other Intangible Assets
•	Investment Management Revenue Recognition and Related Expenses
•	Share-based and Other Compensation Programs
•	Pension Plans
•	Investments – Impairments and Fair Value Measurements
•	Income Taxes

A discussion of each of the critical accounting estimates may be found in the Company’s 2011 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings (loss) narrative that follows discusses the results for the first quarter ended March 31, 2012 compared to the comparable 2011 period’s results. For additional information, see “Accounting for VA Guarantee Features” at page 51.

AXA Equitable

Consolidated Results of Operations

	Three Months Ended March 31,
	2012	2011
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$828	$896
Premiums	143	152
Net investment income (loss):
Investment income (loss) from derivative instruments	(1,559)	(366)
Other investment income (loss)	633	607

Total net investment income (loss)	(926)	241
Investment gains (losses), net:
Total other-than-temporary impairment losses	(3)	—
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(3)	—
Other investment gains (losses), net	(5)	(3)

Total investment gains (losses), net	(8)	(3)
Commissions, fees and other income	854	958
Increase (decrease) in the fair value of the reinsurance contract asset	(1,843)	(933)

Total revenues	(952)	1,311

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	137	478
Interest credited to policyholders’ account balances	316	242
Compensation and benefits	427	486
Commissions	331	272
Distribution related payments	80	75
Amortization of deferred sales commissions	8	10
Interest expense	27	27
Amortization of deferred policy acquisition costs	83	265
Capitalization of deferred policy acquisition costs	(183)	(158)
Rent expense	61	62
Amortization of other intangible assets	6	6
Other operating costs and expenses	321	387

Total benefits and other deductions	1,614	2,152

Earnings (loss) from continuing operations before income taxes	(2,566)	(841)
Income tax (expense) benefit	993	340

Net earnings (loss)	(1,573)	(501)
Less: net (earnings) loss attributable to the noncontrolling interest	(62)	(71)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,635)	$(572)

First Quarter 2012 Compared to First Quarter 2011

Net losses attributable to the Company in first quarter 2012 were $1.6 billion, an increase of $1.1 billion from the $572 million of net loss attributable to the Company for first quarter 2011. The increase is attributable to higher investment losses from derivative instruments, a decrease in fair value of reinsurance contracts, higher interest credited to policyholders’ account balances and higher commission expenses partially offset by lower policyholders’ benefits, decreases in DAC amortization and lower operating costs and expenses.

Net earnings attributable to the noncontrolling interest were $62 million in first quarter 2012 as compared to $71 million for first quarter 2011. The decrease was principally due to lower earnings from AllianceBernstein in first quarter 2012 compared to first quarter 2011.

Net loss inclusive of earnings attributable to noncontrolling interest was $1.6 billion in first quarter 2012, an increase of $1.1 billion from the $501 million net loss reported for first quarter 2011. The Insurance segment’s net loss in first quarter 2012 was $1.7 billion, an increase of $1.1 billion from $597 million net loss in first quarter 2011, while the net earnings for the Investment Management segment totaled $87 million, a $9 million decrease from the $96 million in net earnings in first quarter 2011.

Income tax benefit in first quarter 2012 was $993 million compared to $340 million in first quarter 2011. The increase in income tax benefit was primarily due to the increase in pre-tax losses in the Insurance segment. Income taxes for the first quarter of 2011 were computed using a discrete effective tax rate method. Management believes the use of the discrete method was more appropriate than the annual effective tax rate method at that time. The estimated annual effective tax rate would not be reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States. In the first quarter of 2012, there was a tax benefit of $6 million in the Investment Management segment related to the release of deferred taxes on foreign earnings.

Losses from continuing operations before income taxes were $2.6 billion in first quarter 2012, an increase of $1.7 billion from the $841 million in pre-tax loss in first quarter 2011. The Insurance segment’s loss from continuing operations totaled $2.7 billion in first quarter 2012, $1.7 billion higher than first quarter 2011’s loss of $962 million; the increase was primarily due to higher investment losses from derivative instruments, a decrease in the fair value of the reinsurance contract asset, higher interest credited to policyholders’ account balances and higher commission expenses partially offset by lower policyholders’ benefits, lower DAC amortization and lower operating costs and expenses. The Investment Management segment’s earnings from continuing operations were $99 million in first quarter 2012, a decrease of $22 million from earnings of $121 million in first quarter 2011, principally due to lower investment advisory and service fees and lower Bernstein research services partially offset by lower compensation and benefit expenses and higher investment income.

Total revenues were a negative $952 million in first quarter 2012, a decrease of $2.3 billion from the positive $1.3 billion reported in first quarter 2011. The Insurance segment reported a $2.2 billion decrease in its revenues while the Investment Management segment had a decrease of $75 million. The decrease of Insurance segment revenues to a negative $1.6 billion in first quarter 2012 as compared to a positive $562 million in first quarter 2011 was principally due to a decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $1.8 billion as compared to a decrease of $933 million in first quarter 2011, $1.5 billion of investment loss from derivatives as compared to an investment loss of $365 million in first quarter 2011 and $68 million lower policy fee income. The Investment Management segment’s $680 million in revenues in first quarter 2012 as compared to $755 million in first quarter 2011 primarily was due to an $87 million decrease in investment advisory and services fees, a $14 million decrease in Bernstein research revenues partially offset by a $25 million increase in net investment income.

Total benefits and expenses were $1.6 billion in first quarter 2012, a decrease of $538 million from the $2.2 billion total for first quarter 2011. The Insurance segment’s total benefits and expenses were $1.0 billion, a decrease of $486 million from the first quarter 2011 total of $1.5 billion. The Investment Management segment’s total expenses for first quarter 2012 were $581 million, $53 million lower than the $634 million in expenses in first quarter 2011. The Insurance segment’s decrease was principally due to a $341 million decrease in policyholders’ benefits, lower DAC amortization ($83 million in first quarter 2012 as compared to DAC amortization of $265 million in first quarter 2011), a $61 million reduction in other operating costs and expenses and a $25 million increase in DAC capitalization partially offset by a $74 million increase in interest credited to policyholders’ account balances and a $59 million increase in commissions. The decrease in expenses for the Investment Management segment was principally due to $55 million lower compensation and benefits at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	Three Months Ended March 31,
	2012	2011
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$828	$896
Premiums	143	152
Net investment income (loss):
Investment income (loss) from derivative instruments	(1,538)	(365)
Other investment income	571	591

Total net investment income (loss)	(967)	226

Investment gains (losses), net:
Total other-than-temporary impairment losses	(3)	—
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(3)	—
Other investment gains (losses), net	(5)	—

Total investment gains (losses), net	(8)	—

Commissions, fees and other income	220	221
Increase (decrease) in the fair value of the reinsurance contract asset	(1,843)	(933)

Total revenues	(1,627)	562

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	137	478
Interest credited to policyholders’ account balances	316	242
Compensation and benefits	121	125
Commissions	331	272
Amortization of deferred policy acquisition costs	83	265
Capitalization of deferred policy acquisition costs	(183)	(158)
Rent expense	10	16
Interest expense	27	27
All other operating costs and expenses	196	257

Total benefits and other deductions	1,038	1,524

Earnings (Loss) from Continuing Operations, Before Income Taxes	$(2,665)	$(962)

Revenues

In first quarter 2012, the Insurance segment’s revenues decreased $2.2 billion to a negative $1.6 billion from a positive $562 million in first quarter 2011. The decrease was principally due to a decrease in the fair value of reinsurance contracts accounted for as derivatives of $1.8 billion as compared to a decrease of $933 million in first quarter 2011, $1.5 billion investment loss from derivatives as compared to a loss of $365 million in first quarter 2011 and $68 million lower policy fee income.

Policy fee income totaled $828 million in first quarter 2012, $68 million lower than the $896 million in first quarter 2011. This decrease was primarily due to a lower decrease in the initial fee liability resulting from the projection of lower future costs of insurance charges (more than offset in DAC amortization) and lower fees earned on lower average Separate Account balances due primarily to market depreciation during the last six months of 2011.

Net investment income (loss) decreased $1.2 billion to a loss of $967 million in first quarter 2012 from $226 million of income in first quarter 2011. The decrease resulted from the $1.2 billion increase in investment loss from derivative instruments and by the $20 million decrease in other investment income. The Insurance segment reported $1.5 billion of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $365 million in first quarter 2011. The first quarter 2012 loss was driven by the impact of higher interest rates and improvements in equity markets. Other investment income decreased $20 million to $571 million in first quarter 2012 primarily due to the decrease of $29 million of equity income from limited partnerships.

Investment losses, net totaled $8 million in first quarter 2012, as compared to $0 million in first quarter 2011. The Insurance segment’s net losses in first quarter 2012 was primarily due to $21 million in additions to valuation allowances on mortgage loans in first quarter 2012 as compared to $0 million in first quarter 2011. The additions to valuation allowances on mortgage loans on real estate were offset by $14 million of gains recorded on sales and maturities of mortgage loans on real estate. Writedowns on fixed maturities were $3 million in first quarter 2012 as compared to no writedowns in the 2011 period.

In first quarter 2012, there was a $1.8 billion decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Bermuda, an affiliate), which are accounted for as derivatives, as compared to the $933 million decrease in their fair value in first quarter 2011; both periods’ changes reflected existing capital market conditions.

Benefits and Other Deductions

In first quarter 2012, total benefits and other deductions decreased $486 million to $1.0 billion from $1.5 billion in first quarter 2011 principally due to the Insurance segment’s reported $341 million decrease in policyholders’ benefits, the $182 million decrease in DAC amortization and the $61 million decrease in other operating costs and expenses partially offset by the $74 million increase in interest credited to policyholders’ account balances and the $59 million increase in commission expenses.

Policyholders’ benefits decreased $341 million to $137 million in first quarter 2012 from $478 million in first quarter 2011. The decrease was primarily due to the $371 million decrease in the GMDB/GMIB reserves (a decrease of $380 million in first quarter 2012 as compared to $9 million in first quarter 2011) and the $5 million decrease in the GWBL and GMAB reserves ($32 million decrease in first quarter 2012 as compared to $27 million in first quarter 2011 due to market changes) partially offset by the $12 million increase to $491 million in benefits paid in first quarter 2012.

In first quarter 2012, interest credited to policyholders’ account balances totaled $316 million, an increase of $74 million from the $242 million reported in first quarter 2011 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $4 million to $121 million in first quarter 2012 from $125 million in first quarter 2011. The compensation and benefits decrease for the Insurance segment was principally due to a $10 million decrease in postretirement and other benefit expenses partially offset by a $6 million increase in share-based compensation expense.

In first quarter 2012, commissions totaled $331 million; an increase of $59 million from $272 million in first quarter 2011 principally due to higher asset based compensation reflecting higher asset values and increased variable annuity and universal life product sales.

DAC amortization was $83 million in first quarter 2012, a decrease of $182 million from $265 million of amortization in first quarter 2011. In 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.2 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits. In second quarter 2011, as a result of this reduction in projected estimated gross profits, the amortization basis on most variable annuity products issued prior to 2011 was changed to gross assessments. In addition, in first quarter 2012, DAC amortization on variable and interest-sensitive life products was reduced due to a favorable change in expected future margins (partially offset in the initial fee liability), whereas in the first quarter 2011, amortization increased primarily due to the projection of lower future cost of insurance charges and higher baseline amortization partially offset by the expectation of higher future margins in later policy years from variable and interest sensitive life products. First quarter 2011 had negative amortization for the Accumulator product due to hedge losses from positive market performance.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At March 31, 2012, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.71% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.71% net of product weighted average Separate Account fees) and 0.0% (-2.29% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At March 31, 2012, current projections of future average gross market returns assume a 0.0% annualized return for the next four quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in nine quarters. To demonstrate the sensitivity of variable annuity DAC amortization, a 1% increase in the assumption for future Separate Account rate of return would result in an approximately $9 million net decrease in DAC amortization, and a 1% decrease in the assumption for future Separate Account rate of return would result in an approximately $10 million net increase in DAC amortization. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $183 million in first quarter 2012, an increase of $25 million from the $158 million reported in first quarter 2011. The increase was primarily due to a $34 million increase in first year commissions, partially offset by a $9 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $196 million in first quarter 2012, a decrease of $61 million from the $257 million reported in first quarter 2011. The decrease of $61 million is primarily related to a $66 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Bermuda and a $6 million decrease in telephone and postage, consulting and advertising expenses partially offset by a $9 million increase in severance costs.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic as the global economy and capital markets slowly recover from the significant stress experienced in recent years. Among other things:

•

features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•

the Company, has eliminated and/or limited sales of certain annuity and life insurance products or features, including guarantee features and/or Separate Account investment options. Additionally in 2012, as part of the Company’s continuing efforts to manage the risk associated with the in-force variable annuity business with guarantee features, the Company suspended the acceptance of future contributions into certain Accumulator® contracts issued prior to June 2009 and has taken steps to suspend contributions to other annuity products.

The following table lists sales for major insurance product lines and mutual funds for first quarter 2012 and 2011. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended March 31,
	2012	2011
	(In Millions)
Retail:
Annuities
First year	$833	$766
Renewal	687	589

	1,520	1,355

Life(1)
First year	59	66
Renewal	446	443

	505	509

Other(2)
First year	3	2
Renewal	65	62

	68	64

Total retail	2,093	1,928

Wholesale:
Annuities
First year	569	365
Renewal	250	110

	819	475

Life(1)
First year	48	39
Renewal	134	119

	182	158

Total wholesale	1,001	633

Total Premiums and Deposits	$3,094	$2,561

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for first quarter 2012 were $3.1 billion, a $533 million increase from $2.6 billion in first quarter 2011 while total first year premiums and deposits increased $274 million to $1.5 billion in first quarter 2012 from $1.2 billion in first quarter 2011 partially due to sales of recently introduced insurance products. The annuity line’s first year premiums and deposits increased $271 million to $1.4 billion principally due to the $280 million increase in variable annuities’ sales ($203 million in the wholesale and $77 million in the retail channel) partially offset by lower sales of fixed annuity premiums of $9 million. First year premiums and deposits for the life insurance products increased $2 million, primarily due to the $11 million increase in sales of UL insurance products in the wholesale partially offset by the $9 million decrease in sales of UL insurance products in the retail channel and a $1 million decrease in first year term life insurance sales in the wholesale and retail channels. Based on limited experience to date, renewal premiums on 2011 sales of certain series of UL products are lower than the Company’s current assumptions. If renewal premium rates continue to negatively differ from the Company’s current assumptions, it will result in lower future product policy fee income for that business.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended March 31,
	2012		2011
	Amount	Rate(1)	Amount	Rate(1)
	(Dollars in Millions)

Annuities	$1,527	6.4%	$1,597	6.6%
Variable and interest-sensitive life	279	5.9%	209	4.3%
Traditional life	70	3.5%	73	3.6%

Total	$1,876		$1,879

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $3 million, from $1,879 million in first quarter 2011 to $1,876 million for first quarter 2012. There were decreases of $70 million and $3 million, respectively, in individual annuities and traditional life product surrenders and withdrawals with an increase of $70 million reported for variable and interest sensitive products. The annualized annuities surrender rate decreased to 6.4% in first quarter 2012 from 6.6% in first quarter 2011. In 2011, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. If current lower surrender rates further decline and/or partial withdrawal rates and amounts continue to negatively differ from our current assumptions, the expected claims costs from minimum guarantees will increase, possibly materially, which would be partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate increased to 5.3% in first quarter 2012 from 4.1% in first quarter 2011. The first quarter 2012 surrender rate included the impact of the surrender of a single large company owned life insurance (“COLI”) policy.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for first quarter 2012 and 2011.

Investment Management - Results of Operations

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Revenues:
Investment advisory and service fees(1)	$428	$515
Distribution revenues	89	89
Bernstein research services	106	120
Other revenues(1)	24	26

Commissions, fees and other income	647	750

Investment income (loss)	34	9
Less: interest expense to finance trading activities	(1)	(1)

Net investment income (loss)	33	8

Investment gains (losses), net	—	(3)

Total revenues	680	755

Expenses:
Compensation and benefits	306	361
Distribution related payments	80	75
Amortization of deferred sales commissions	8	10
Interest expense	—	—
Rent expense	51	46
Amortization of other intangible assets, net	6	6
Other operating costs and expenses	130	136

Total expenses	581	634

Earnings (loss) from Continuing Operations, before Income Taxes	$99	$121

(1)	Included fees earned by AllianceBernstein totaling $8 million and $8 million in first quarter 2012 and 2011, respectively, for services provided to the Company.

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for first quarter 2012 were $99 million, a decrease of $22 million from pre-tax earnings of $121 million in first quarter 2011.

Revenues totaled $680 million in first quarter 2012, a decrease of $75 million from $755 million in first quarter 2011, primarily due to lower investment advisory and service fees and lower Bernstein research services revenues partially offset by higher net investment income.

Investment advisory and services fees include base fees and performance fees. In first quarter 2012, investment advisory and services fees totaled $428 million, a decrease of $87 million from the $515 million in first quarter 2011. The $87 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management. Institutional investment and advisory base and performance fees decreased $56 million due to a decrease in average assets under management as well as a continued significant shift in product mix from equities to fixed income products. There were decreases of $24 million and $7 million, respectively, in Private Client and Retail base fees.

Bernstein research revenues decreased $14 million in first quarter 2012 as compared to prior year primarily due to lower trading volumes in the United States and Europe partially offset by growth in Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $25 million increase in net investment income to $33 million in first quarter 2012 as compared to $8 million of net investment income in first quarter 2011 was primarily due to $22 million higher investment income on seed money investments and unrealized gains on equity trading securities ($26 million of income in first quarter 2012 as compared to $4 million in first quarter 2011), $18 million higher investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($9 million in first quarter 2012 as compared to $9 million of investment losses in first quarter 2011) and $16 million of investment income from deferred compensation related investments in first quarter 2012 as compared to $10 million of investment income in the comparable prior period. Partially offsetting this income were an increase of $20 million of investment losses from derivative instruments ($21 million of losses in first quarter 2012 as compared to $1 million of losses in first quarter 2011).

Expenses

The Investment Management segment’s total expenses were $581 million in first quarter 2012, a decrease of $53 million from the $634 million in first quarter 2011 as lower compensation and benefits and lower other operating costs and expenses were partially offset by higher distribution related payments.

For first quarter 2012, employee compensation and benefits expenses for the segment were $306 million as compared to $361 million in first quarter 2011. The $55 million decrease was primarily attributable to decreases in incentive compensation expense of $28 million, long-term deferred compensation of $15 million, $5 million in commission expense and $4 million in other employment costs partially offset by an $8 million increase in severance costs.

The distribution related payments increased $5 million to $80 million in first quarter 2012 from $75 million in the prior year primarily as a result of higher average Retail Services assets under management.

The $6 million decrease in other operating costs and expenses to $130 million for first quarter 2012 as compared to $136 million in first quarter 2011 was primarily due to a $7 million cash receipt relating to the finalization of a claims processing contingency originally recorded in 2006, $3 million lower technology expenses and $3 million lower legal expenses, partially offset by a $9 million real estate charge related to its review of its real estate requirements and by $2 million higher portfolio service expenses.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended March 31,
	2012	2011
	(In Millions)
FEES
Third party	$413	$500
General Account and other	9	9
Insurance Group Separate Accounts	6	6

Total Fees	$428	$515

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$363,307	$423,398
General Account and other	31,903	25,520
Insurance Group Separate Accounts	23,890	28,382

Total AllianceBernstein	419,100	477,300

Insurance Group
General Account and other(2)	16,701	15,063
Insurance Group Separate Accounts	71,737	69,886

Total Insurance Group	88,438	84,949

Total by Account:
Third party(1)	363,307	423,398
General Account and other(2)	48,604	40,583
Insurance Group Separate Accounts	95,627	98,268

Total Assets Under Management	$507,538	$562,249

(1)

Includes $38.8 billion and $58.2 billion of assets managed on behalf of AXA affiliates at March 31, 2012 and 2011, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $11.9 billion and $10.9 billion at March 31, 2012 and 2011, respectively, as well as mortgages and equity real estate totaling $4.8 billion and $4.2 billion at March 31, 2012 and 2011, respectively.

Fees for assets under management decreased 16.9% from first quarter 2011 to 2012, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management decreased $54.7 billion, primarily due to lower Third Party and Insurance Group Separate Accounts assets under management partially offset by higher General Account AUM. The $60.1 billion decrease in Third Party and Insurance Group Separate Account assets under management at March 31, 2012 as compared to March 31, 2011 resulted from decreases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market depreciation and outflows at AllianceBernstein. General Account and other assets under management increased $8.0 billion from first quarter 2011 primarily due to market appreciation and net inflows.

AllianceBernstein assets under management at March 31, 2012 totaled $419.1 billion as compared to $477.3 billion at March 31, 2011 due to net outflows of $60.1 billion partially offset by $1.4 billion of acquisitions and $500 million of market appreciation. The gross outflows of $60.6 billion, $43.4 billion and $14.1 billion in Institutional Investment, Retail and Private Client channels, respectively, more than offset the inflows of $15.9 billion, $35.6 billion and $6.5 billion, respectively. At March 31, 2012, non-US clients accounted for 33.0% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other. There was a $55.7 billion decrease in Value Equity to $81.7 billion at March 31, 2012, as compared to March 31, 2011, as the $6.2 billion of new investments were more than offset by the $52.1 billion of net long-term outflows and $9.9 billion of market depreciation. Growth Equity assets under management totaled $43.9 billion, $27.5 billion lower than its March 31, 2011 balance due to $31.5 billion in net outflows and $2.4 billion in market depreciation that were partially offset by $5.2 billion of new investments. AUM in Fixed Income products increased $14.0 billion to $224.0 billion between March 31, 2011 and March 31, 2012 as $35.3 billion in new investments and $9.9 billion in market appreciation were partially offset by $31.3 billion in net outflows. The $11.0 billion increase in Other assets under management to $69.5 billion resulted from $2.9 billion in market appreciation and $11.3 billion in new investments being partially offset by $3.2 billion in net outflows. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $417.4 billion for March 31, 2012 as compared to $481.1 billion for March 31, 2011. The respective decreases for Institutional, Retail and Private Client channels were $46.0 billion, 10.3 billion and $7.4 billion while the average AUM decreases for the Value Equity and Growth Equity services were 60.6 billion and $28.1 billion offset by increases in the Fixed Income and Other categories of $14.7 billion and $10.3 billion.

AllianceBernstein’s U.S and global large cap equity services mostly outperformed their benchmarks during first quarter 2012. AllianceBernstein’s fixed income services during first quarter 2012 generally outperformed their relative benchmarks.

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

General Account Investment Assets

March 31, 2012

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$32,303	$911	$31,392
Mortgage loans on real estate	4,306	(385)	4,691
Equity real estate, held for the production of income	99	—	99
Policy Loans	3,529	(108)	3,637
Other equity investments	1,734	279	1,455
Trading securities	1,278	575	703
Other invested assets	1,881	1,760	121

Total investments	45,130	3,032	42,098
Cash and cash equivalents	1,784	1,562	222
Short-term and long-term debt	(587)	973	(1,560)

Total	$46,327	$5,567	$40,760

(1)

Assets listed in the “Other” category principally consist of the Company’s loans to affiliates and other miscellaneous assets and loans from affiliates and other miscellaneous liabilities related to GAIA that are reclassified from various balance sheet lines held in portfolios other than the General Account which are not managed as part of GAIA, including related accrued income or expense, certain reclassifications and intercompany adjustments and, for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended March 31,				Year Ended
	2012		2011		December 31, 2011
	Yield	Amount	Yield	Amount	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.92%	$352	5.25%	$341	$1,387
Ending assets		29,254		26,679	28,948
Below investment grade
Income	6.80%	36	8.69%	48	166
Ending assets		2,138		2,243	2,206
Mortgages:
Income (loss)	6.27%	71	6.83%	66	273
Ending assets		4,691		4,032	4,658
Equity Real Estate:
Income (loss)	20.12%	5	16.43%	6	18
Ending assets		99		152	98
Other Equity Investments:
Income (loss)	18.95%	63	29.80%	91	154
Ending assets		1,455		1,421	1,433
Policy Loans:
Income	6.31%	56	6.33%	57	229
Ending assets		3,637		3,676	3,656
Cash and Short-term Investments:
Income	0.52%	5	0.99%	3	4
Ending assets		222		1,195	1,044
Trading Securities:
Income	(0.63)%	(1)	—%	—	8
Ending assets		703		—	472
Other Invested Assets:
Income	NA %	51	NA %	2	2
Ending assets		121		11	11

Total Invested Assets:

Income	5.56%	638	6.50%	614	2,241
Ending Assets		42,320		39,409	42,526

Short-term and long-term debt:
Interest expense and other	7.09%	(27)	7.09%	(27)	(106)
Ending assets (liabilities)		(1,560)		(1,560)	(1,534)

Total:

Investment income	6.02%	611	6.40%	587	2,135
Less: investment fees	(0.12)%	(11)	(0.12)%	(11)	(52)

Investment Income, Net	5.90%	$600	6.28%	$576	$2,083

Ending Net Assets		$40,760		$37,849	$40,992

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At March 31, 2012, 74.0% of the fixed maturity portfolio was publicly traded. At March 31, 2012, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.3 billion. The General Account had a $7 million exposure to the sovereign debt of Greece, Portugal, Italy or the Republic of Ireland. The total exposure to Eurozone sovereign debt was $7 million at March 31, 2012.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At March 31, 2012:
Corporate Securities:
Finance	$6,512	$341	$19	$6,834
Manufacturing	5,578	552	15	6,115
Utilities	3,366	341	14	3,693
Services	2,997	288	6	3,279
Energy	1,338	154	1	1,491
Retail and wholesale	1,099	93	3	1,189
Transportation	744	82	4	822
Other	32	3	—	35

Total corporate securities	21,666	1,854	62	23,458

U.S. government and agency	4,270	168	42	4,396
Commercial mortgage-backed	1,299	12	378	933
Residential mortgage-backed(2)	1,556	84	—	1,640
Preferred stock	1,146	36	59	1,123
State & municipal	491	71	1	561
Foreign governments	456	66	1	521
Asset-backed securities	245	13	9	249

Total	$31,129	$2,304	$552	$32,881

At December 31, 2011:
Corporate Securities:
Finance	$6,738	$270	$87	$6,921
Manufacturing	5,605	561	22	6,144
Utilities	3,415	375	20	3,770
Services	3,069	280	10	3,339
Energy	1,321	159	—	1,480
Retail and wholesale	1,101	96	1	1,196
Transportation	766	91	6	851
Other	33	3	—	36

Total corporate securities	22,048	1,835	146	23,737

U.S. government and agency	3,580	352	3	3,929
Commercial mortgage-backed	1,306	7	411	902
Residential mortgage-backed(2)	1,555	89	—	1,644
Preferred stock	1,106	38	114	1,030
State & municipal	478	64	2	540
Foreign governments	461	65	1	525
Asset-backed securities	260	14	10	264

Total	$30,794	$2,464	$687	$32,571

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.9 billion, or 6.2%, of the total fixed maturities at March 31, 2012 and $1.9 billion, or 6.6%, of the total fixed maturities at December 31, 2011. Gross unrealized losses on public and private fixed maturities decreased from $687 million at December 31, 2011 to $552 million at March 31, 2012. Below investment grade fixed maturities represented 51.6% and 55.6% of the gross unrealized losses at March 31, 2012 and December 31, 2011, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in first quarter 2012 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2012:
1	Aaa, Aa, A	$15,066	$1,195	$78	$16,183
2	Baa	6,813	553	39	7,327

	Investment grade	21,879	1,748	117	23,510

3	Ba	727	24	16	735
4	B	255	4	41	218
5	C and lower	68	1	16	53
6	In or near default	98	1	37	62

	Below investment grade	1,148	30	110	1,068

Total Public Fixed Maturities		$23,027	$1,778	$227	$24,578

At December 31, 2011:
1	Aaa, Aa, A	$14,774	$1,383	$48	$16,109
2	Baa	6,858	554	87	7,325

	Investment grade	21,632	1,937	135	23,434

3	Ba	745	16	36	725
4	B	249	3	47	205
5	C and lower	98	—	36	62
6	In or near default	60	—	24	36

	Below investment grade	1,152	19	143	1,028

Total Public Fixed Maturities		$22,784	$1,956	$278	$24,462

(1)	At March 31, 2012 and 2011, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2012:
1	Aaa, Aa, A	$4,229	$267	$126	$4,370
2	Baa	3,108	251	24	3,335

	Investment grade	7,337	518	150	7,705

3	Ba	304	3	46	261
4	B	115	—	17	98
5	C and lower	153	—	41	112
6	In or near default	193	5	71	127

	Below investment grade	765	8	175	598

Total Private Fixed Maturities		$8,102	$526	$325	$8,303

At December 31, 2011:
1	Aaa, Aa, A	$4,146	$258	$137	$4,267
2	Baa	3,089	241	33	3,297

	Investment grade	7,235	499	170	7,564

3	Ba	315	6	71	250
4	B	124	—	24	100
5	C and lower	128	—	41	87
6	In or near default	208	3	103	108

	Below investment grade	775	9	239	545

Total Private Fixed Maturities		$8,010	$508	$409	$8,109

(1)

Includes, as of March 31, 2012 and December 31, 2011, respectively, 21 securities with amortized cost of $260 million (fair value, $261 million) and 20 securities with amortized cost of $281 million (fair value, $283 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2012:
1	Aaa, Aa, A	$11,737	$1,050	$16	$12,771
2	Baa	9,133	775	21	9,887

	Investment grade	20,870	1,825	37	22,658

3	Ba	683	22	22	683
4	B	86	3	1	88
5	C and lower	24	1	2	23
6	In or near default	3	3	—	6

	Below investment grade	796	29	25	800

Total Corporate Fixed Maturities		$21,666	$1,854	$62	$23,458

At December 31, 2011:
1	Aaa, Aa, A	$12,042	$1,050	$53	$13,039
2	Baa	9,220	761	63	9,918

	Investment grade	21,262	1,811	116	22,957

3	Ba	677	18	25	670
4	B	86	3	2	87
5	C and lower	20	—	3	17
6	In or near default	3	3	—	6

	Below investment grade	786	24	30	780

Total Corporate Fixed Maturities		$22,048	$1,835	$146	$23,737

Asset-backed Securities

At March 31, 2012, the amortized cost and fair value of asset backed securities held were $245 million and $249 million, respectively; at December 31, 2011, those amounts were $260 million and $264 million, respectively. At March 31, 2012, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $22 million and $19 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $48 million and $50 million, respectively.

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

Commercial Mortgage-Backed Securities

March 31, 2012

	Moody’s Agency Rating						Total December 31, 2011
Vintage	Aaa	Aa	A	Baa	Ba and Below	Total
	(In Millions)

At amortized cost:
2004 and Prior Years	$5	$19	$38	$102	$170	$334	$335
2005	—	5	51	109	317	482	482
2006	—	—	—	—	351	351	351
2007	—	1	—	—	131	132	138

Total CMBS	$5	$25	$89	$211	$969	$1,299	$1,306

At fair value:
2004 and Prior Years	$5	$19	$35	$94	$143	$296	$297
2005	—	4	44	94	259	401	378
2006	—	—	—	—	171	171	168
2007	—	1	—	—	64	65	58

Total CMBS	$5	$24	$79	$188	$637	$933	$901

Mortgages

Investment Mix

At March 31, 2012 and December 31, 2011, respectively, approximately 11.1% and 10.7%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2012	December 31, 2011
	(In Millions)

Commercial mortgage loans	$3,353	$3,367
Agricultural mortgage loans	1,388	1,337

Total Mortgage Loans	$4,741	$4,704

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2012		December 31, 2011
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,320	27.8%	$1,418	30.1%
Middle Atlantic	1,281	27.0	1,214	25.8
South Atlantic	587	12.4	583	12.4
East North Central	544	11.5	503	10.7
Mountain	355	7.5	348	7.4
West North Central	318	6.7	309	6.6
West South Central	244	5.1	239	5.1
East South Central	64	1.4	62	1.3
New England	28	0.6	28	0.6

Total Mortgage Loans	$4,741	100.0%	$4,704	100.0%

By Property Type:
Office buildings	$1,564	33.0%	$1,665	35.4%
Agricultural properties	1,388	29.3	1,337	28.4
Apartment complexes	874	18.4	818	17.4
Industrial buildings	396	8.4	396	8.4
Retail Stores	251	5.3	255	5.4
Hospitality	163	3.4	164	3.5
Other	105	2.2	69	1.5

Total Mortgage Loans	$4,741	100.0%	$4,704	100.0%

At March 31, 2012, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 69.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 44.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2012

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$280	$89	$185	$673	$224	$10	$1,461
50% - 70%	299	296	565	575	104	52	1,891
70% - 90%	—	41	268	318	211	8	846
90% plus	—	—	70	111	225	137	543

Total Commercial and Agricultural Mortgage Loans	$579	$426	$1,088	$1,677	$764	$207	$4,741

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2012.

Mortgage Loans by Year of Origination

	March 31, 2012
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2012	$329	6.9%
2011	1,163	24.5
2010	365	7.7
2009	535	11.3
2008	203	4.3
2007 and prior	2,146	45.3

Total Mortgage Loans	$4,741	100.0%

At March 31, 2012 and 2011, respectively, $17 million and $7 million of mortgage loans were classified as problem loans while $104 million and $102 million were classified as potential problem loans. At March 31, 2012 there was one loan considered a TDR. The loan shown in the table below was modified during third quarter 2011. The modification lowered existing interest only payments until October 1, 2013, at which time the loan reverts to an amortizing payment. All interest deferred under the modification is due at maturity on November 5, 2014. Due to the nature of the modification, short-term cash flow relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modification of loan terms typically has no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

March 31, 2012

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	84

Total	1	$84	$84

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2012 and 2011.

	2012	2011
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$32	$18
Charge-offs	(11)	—
Recoveries	—	—
Provision	22	—

Ending Balance, March 31,	$43	$18

Ending Balance, March 31,:
Individually Evaluated for Impairment	$43	$18

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2012 and 2011.

Other Equity Investments

At March 31, 2012, private equity partnerships, hedge funds and real-estate related partnerships were 96.1% of total other equity investments. These interests, which represent 3.3% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	March 31, 2012	December 31, 2011
	(In Millions)

Common stock	$56	$53
Joint ventures and limited partnerships:
Private equity	1,104	1,074
Hedge funds	181	201
Real estate related	108	105

Total Other Equity Investments	$1,449	$1,433

Derivatives

The Insurance segment has issued and continues to offer certain variable annuity products with GMDB, GMIB and GWBL features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB/GWBL feature is that under-performance of the financial markets could result in GMIB/GWBL benefits being higher than what accumulated policyholders’ account balances would support. The Insurance segment uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposure attributable to movements in equity and fixed income markets. For GMDB, GMIB and GWBL, the Insurance segment retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB and GWBL features that result from financial markets movements. A portion of exposure to realized interest rate volatility is hedged using swaptions and a portion of exposure to realized equity volatility is hedged using equity options and variance swaps. The Insurance segment has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Insurance segment.

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

In addition to the Insurance segment’s existing programs, in first quarter 2012, the Insurance segment entered into interest rate swaps related to the Insurance segment’s GMDB and GMIB block of business issued prior to 2001 to manage exposure to interest rate fluctuations.

The Insurance segment periodically, including during first quarter 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Insurance segment also uses equity and commodity indexed options to hedge its exposure to equity linked crediting rates on annuity and life products.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Insurance segment currently uses swaptions to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

The Insurance segment is exposed to equity market fluctuations through investments in Separate Accounts and have entered into derivative contracts specifically to mitigate such risk.

The tables below present quantitative disclosures about the Insurance segment derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At March 31, 2012			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2012
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,856	$—	$—	$(690)
Swaps	801	1	89	(157)
Options	1,898	217	109	39

Interest rate contracts:(1)
Floors	2,700	309	—	12
Swaps	14,829	389	284	(142)
Futures	11,739	—	—	(228)
Swaptions	7,280	634	—	(372)

Net investment income (loss)				(1,538)

Embedded derivatives:
GMIB reinsurance contracts	—	8,704	—	(1,843)

GWBL and other features(2)	—	—	193	98

Balances, March 31, 2012	$45,103	$10,254	$675	$(3,283)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

Derivative Instruments by Category

	At December 31, 2011			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2011
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,332	$—	$—	$(253)
Swaps	745	9	20	(23)
Options	1,211	91	85	3

Interest rate contracts:(1)
Floors	3,000	327	—	(8)
Swaps	9,695	500	313	(25)
Futures	11,983	—	—	(28)
Swaptions	7,353	1,029	—	(31)

Net investment income				(365)

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	(933)

GWBL and other features(2)	—	—	291	77

Total	$40,319	$12,503	$709	$(1,221)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Fixed maturities	$(1)	$—
Other equity investments	—	—
Other	(7)	—

Total	$(8)	$—

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$2	$6
Other	—	—

Total gross realized investment gains	2	6

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(3)	—
Gross losses on sales and maturities	—	(6)
Other	—	—

Total gross realized investment losses	(3)	(6)

Total	$(1)	$—

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,
	2012	2011
	(In Millions)

Fixed Maturities:
Public fixed maturities	$—	$—
Private fixed maturities	(3)	—

Total fixed maturities securities	(3)	—

Equity securities	—	—

Total	$(3)	$—

At March 31, 2012, the $3 million in OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion supplements that found in the 2011 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”

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

General Accounts Annuity Reserves and Deposit Liabilities

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$4,376	21.5%	$3,102	15.2%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	38	0.2	45	0.2
At contract value, less surrender charge of 5% or more	1,252	6.1	1,355	6.6

Subtotal	1,290	6.3	1,400	6.8

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	14,695	72.2	15,930	78.0

Total Annuity Reserves And Deposit Liabilities	$20,361	100.0%	$20,432	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $1.8 billion at March 31, 2012 decreased $1.4 billion from $3.2 billion at December 31, 2011.

Net cash used in operating activities was $351 million in first quarter 2012 as compared to net cash used in operating activities of $324 million in first quarter 2011. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $1.5 billion, $1.1 billion higher than the $385 million in first quarter 2011. The change was principally due to cash outflows related to derivatives of $1.0 billion as compared to cash outflows of $347 million in first quarter 2011. There were net purchases of $484 million in first quarter 2012 as compared to net sales of $16 million in first quarter 2011.

Cash flows provided by financing activities decreased $307 million from $722 million in first quarter 2011 to $415 million in first quarter 2012. The impact of the net deposits to policyholders’ account balances was $986 million and $755 million in first quarter 2012 and 2011, respectively. Additional AllianceBernstein Holding units were purchased for $67 million and $50 million in first quarter 2011 and 2010, respectively.

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

Off Balance Sheet Transactions. At March 31, 2012 and December 31, 2011, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 17 of Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $452 million and $339 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2012. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At March 31, 2012, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Bermuda a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Bermuda also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Bermuda provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Bermuda to the extent AXA Bermuda holds assets in an irrevocable trust ($7.3 billion at March 31, 2012) and/or letters of credit ($2.0 billion at March 31, 2012). Under the reinsurance transactions, AXA Bermuda is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Bermuda fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Bermuda’s liquidity.

AXA Equitable monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets. Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the reserve requirements and capital needed to support the variable annuity guarantee business. While management believes that AXA Equitable currently has the necessary capital to support its business, future capital requirements will depend on future market conditions and regulations and there can be no assurance that sufficient additional required capital could be secured.

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

For first quarter 2012 and 2011, respectively, AXA Equitable’s statutory net income (loss) totaled $(514) million and $352 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $3.7 billion and $4.8 billion at March 31, 2012 and December 31, 2011, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2011 Form 10-K.

AllianceBernstein

For the first three months of 2012, net cash used by AllianceBernstein’s operating activities was $35 million, down $33 million from the 2011 period, due to a decrease in broker dealer-related net payables and additional seed investments. During the first three months of 2012, net cash used in investing activities was $5 million. The $18 million decrease from the comparable 2011 period was principally the result of the purchase of the remaining 50% interest in the Australian joint venture mentioned above during the first quarter of 2011. During the first quarter of 2012, net cash used in financing activities increased $12 million to $165 million. The increase reflects repayment of commercial paper (net of issuances) of $99 million partially offset by lower distributions of $89 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

At March 31, 2012, AllianceBernstein had $437 million of cash and cash equivalents of which approximately 98% is comprised of cash on deposit for their broker-dealers to comply with various regulatory capital levels and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $300 million was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds. AllianceBernstein’s intent is to permanently reinvest these earnings outside the U.S. AllianceBernstein does not currently anticipate a liquidity need requiring a repatriation of these funds to the U.S.

At March 31, 2012 and 2011, respectively, AllianceBernstein had $387 million and $266 million outstanding under its commercial paper program. No amounts were outstanding under its revolving credit facility nor was any short-term debt outstanding related to SCB LLC bank loans at March 31, 2012.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See Notes 11 and 18 of Notes to the Consolidated Financial Statements in AXA Equitable’s 2011 Form 10-K as well as AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2011 for information on related party transactions.

Contractual Obligations

The Company’s consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See the “Supplementary Information – Contractual Obligation” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Equitable’s 2011 Form 10-K for additional information.

ADOPTION AND FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements included herein for a discussion of recently adopted accounting pronouncements. Also see Note 2 to the Consolidated Financial Statements included herein for a discussion of recently issued accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2011 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2011 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE.

Item 3.	Defaults Upon Senior Securities

NONE.

Item 4.	Mine Safety Disclosures

NONE.

Item 5.	Other Information

NONE.

Item 6.	Exhibits

Number	Description and Method of Filing

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 11, 2012	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Bertrand Poupart-Lafarge
			Name:	Bertrand Poupart- Lafarge
			Title:	Executive Vice President,
Chief Financial Officer,
Chief Investment Officer and Treasurer

Date:	May 11, 2012		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Vice President