Form 10-Q
period 2012-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2012-08-10
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$33,011	$31,992
Mortgage loans on real estate	4,633	4,281
Equity real estate, held for the production of income	104	99
Policy loans	3,526	3,542
Other equity investments	1,708	1,707
Trading securities	1,527	982
Other invested assets	2,265	2,340

Total investments	46,774	44,943
Cash and cash equivalents	3,614	3,227
Cash and securities segregated, at fair value	1,155	1,280
Broker-dealer related receivables	1,432	1,327
Deferred policy acquisition costs	3,622	3,545
Goodwill and other intangible assets, net	3,685	3,697
Amounts due from reinsurers	3,597	3,542
Loans to affiliates	1,039	1,041
Guaranteed minimum income benefit reinsurance contract asset, at fair value	11,381	10,547
Other assets	5,474	5,340
Separate Accounts’ assets	90,290	86,419

Total Assets	$172,063	$164,908

LIABILITIES
Policyholders’ account balances	$27,102	$26,033
Future policy benefits and other policyholders liabilities	21,937	21,595
Broker-dealer related payables	767	466
Amounts due to reinsurers	64	74
Customers related payables	1,819	1,889
Short-term and long-term debt	476	645
Loans from affiliates	1,325	1,325
Income taxes payable	5,532	5,104
Other liabilities	4,160	3,815
Separate Accounts’ liabilities	90,290	86,419

Total liabilities	153,472	147,365

Commitments and contingent liabilities (Notes 10 and 11)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,743	5,743
Retained earnings	9,997	9,392
Accumulated other comprehensive income (loss)	84	(297)

Total AXA Equitable’s equity	15,826	14,840

Noncontrolling interest	2,765	2,703

Total equity	18,591	17,543

Total Liabilities and Equity	$172,063	$164,908

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$821	$817	$1,649	$1,713
Premiums	116	133	259	285
Net investment income (loss):
Investment income (loss) from derivative instruments	1,517	275	(42)	(91)
Other investment income (loss)	545	559	1,178	1,166

Total net investment income (loss)	2,062	834	1,136	1,075

Investment gains (losses), net:
Total other-than-temporary impairment losses	(50)	(23)	(53)	(23)
Portion of loss recognized in other comprehensive income (loss)	1	1	1	1

Net impairment losses recognized	(49)	(22)	(52)	(22)
Other investment gains (losses), net	(4)	(5)	(9)	(8)

Total investment gains (losses), net	(53)	(27)	(61)	(30)

Commissions, fees and other income	852	951	1,706	1,909
Increase (decrease) in the fair value of the reinsurance contract asset	2,677	694	834	(239)

Total revenues	6,475	3,402	5,523	4,713

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	1,250	684	1,387	1,162
Interest credited to policyholders’ account balances	250	251	566	493
Compensation and benefits	393	483	820	969
Commissions	320	293	651	565
Distribution related payments	86	78	166	153
Amortization of deferred sales commissions	10	10	18	20
Interest expense	27	26	54	53
Amortization of deferred policy acquisition costs	245	114	328	379
Capitalization of deferred policy acquisition costs	(192)	(177)	(375)	(335)
Rent expense	56	56	117	118
Amortization of other intangible assets	6	6	12	12
Other operating costs and expenses	198	377	519	764

Total benefits and other deductions	2,649	2,201	4,263	4,353

Earnings (loss) from continuing operations, before income taxes	3,826	1,201	1,260	360
Income tax (expense) benefit	(1,358)	(402)	(365)	(62)

Net earnings (loss)	2,468	799	895	298
Less: net (earnings) loss attributable to the noncontrolling interest	(47)	(58)	(109)	(129)

Net Earnings (Loss) Attributable to AXA Equitable	$2,421	$741	$786	$169

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$2,468	$799	$895	$298

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	385	135	432	174
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(27)	(12)	(52)	(33)

Total other comprehensive income (loss), net of income taxes	358	123	380	141

Comprehensive income (loss)	2,826	922	1,275	439

Less: Comprehensive (income) loss attributable to noncontrolling interest	(45)	(76)	(108)	(139)

Comprehensive Income (Loss) Attributable to AXA Equitable	$2,781	$846	$1,167	$300

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,743	5,593
Changes in capital in excess of par value	—	19

Capital in excess of par value, end of period	5,743	5,612

Retained earnings, beginning of year	10,120	8,085
Impact of implementing new accounting guidance, net of taxes	(728)	(1,241)

Retained earnings, beginning of year as adjusted	9,392	6,844
Net earnings (loss)	786	169
Stockholder dividends	(181)	(379)

Retained earnings, end of period	9,997	6,634

Accumulated other comprehensive income (loss), beginning of year	(304)	(629)
Impact of implementing new accounting guidance, net of taxes	7	19

Accumulated other comprehensive income (loss), beginning of year as adjusted	(297)	(610)
Other comprehensive income (loss)	381	131

Accumulated other comprehensive income (loss), end of period	84	(479)

Total AXA Equitable’s equity, end of period	15,826	11,769

Noncontrolling interest, beginning of year	2,703	3,118
Purchase of AllianceBernstein Units by noncontrolling interest	—	1
Repurchase of AllianceBernstein Holding units	(61)	(65)
Purchase of AllianceBernstein Put	—	—
Purchase of noncontrolling interest in consolidated entity	—	(32)
Net earnings (loss) attributable to noncontrolling interest	109	129
Dividends paid to noncontrolling interest	(96)	(179)
Other comprehensive income (loss) attributable to noncontrolling interest	(1)	10
Other changes in noncontrolling interest	111	40

Noncontrolling interest, end of period	2,765	3,022

Total Equity, End of Period	$18,591	$14,791

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)

Net earnings (loss)	$895	298
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	566	493
Universal life and investment-type product policy fee income	(1,649)	(1,713)
Net change in broker-dealer and customer related receivables/payables	(179)	(318)
(Income) loss related to derivative instruments	42	91
Investment (gains) losses, net	61	30
Change in segregated cash and securities, net	125	95
Change in deferred policy acquisition costs	(47)	44
Change in future policy benefits	145	91
Change in income taxes payable	203	26
Change in accounts payable and accrued expenses	(21)	41
Change in the fair value of the reinsurance contract asset	(834)	239
Contribution to pension plans	—	(258)
Amortization of deferred compensation	4	114
Amortization of deferred sales commission	18	20
Other depreciation and amortization	56	72
Amortization of reinsurance cost	(22)	178
Amortization of other intangibles	12	12
Other, net	110	76

Net cash provided by (used in) operating activities	(515)	(369)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,960	1,757
Sales of investments	476	861
Purchases of investments	(3,619)	(3,563)
Cash settlements related to derivative instruments	316	(168)
Change in short-term investments	(2)	11
Investment in capitalized software, leasehold improvements and EDP equipment	(32)	(46)
Other, net	(71)	84

Net cash provided by (used in) investing activities	(972)	(1,064)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011 - CONTINUED

(UNAUDITED)

	2012	2011
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$2,575	2,027
Withdrawals	(393)	(396)
Change in short-term financings	(169)	105
Change in collateralized pledged assets	—	98
Change in collateralized pledged liabilities	221	258
Shareholder dividend paid	(181)	(379)
Repurchase of AllianceBernstein Holding units	(95)	(101)
Distribution to noncontrolling interests in consolidated subsidiaries	(96)	(179)
Other, net	12	(30)

Net cash provided by (used in) financing activities	1,874	1,403

Change in cash and cash equivalents	387	(30)
Cash and cash equivalents, beginning of year	3,227	2,155

Cash and Cash Equivalents, End of Period	$3,614	$2,125

Supplemental cash flow information:
Interest Paid	$54	$53

Income Taxes Paid (Refunded)	$160	$3

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

At June 30, 2012 and December 31, 2011, the Company’s economic interest in AllianceBernstein was 36.6% and 37.3%, respectively. At June 30, 2012 and December 31, 2011, respectively, AXA and its subsidiaries’ (including AXA Financial Group) economic interest in AllianceBernstein was approximately 63.5% and 64.6%.

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

The terms “second quarter 2012” and “second quarter 2011” refer to the three months ended June 30, 2012 and 2011, respectively. The terms “first six months of 2012” and “first six months of 2011” refer to the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated balance sheets:

	As Previously Reported		Adjustment		As Adjusted
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
	(In Millions)
Assets:
Deferred policy acquisition costs	$4,653	$8,383	$(1,108)	$(1,880)	$3,545	$6,503
Liabilities:
Income taxes payable	5,491	4,315	(387)	(658)	5,104	3,657
Equity:
Retained earnings	10,120	8,085	(728)	(1,241)	9,392	6,844
Accumulated other comprehensive income (loss)	(304)	(629)	7	19	(297)	(610)
Total AXA Equitable’s equity	15,561	13,051	(721)	(1,222)	14,840	11,829
Total equity	18,264	16,169	(721)	(1,222)	17,543	14,947

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of earnings (loss):

	As Previously Reported	Adjustment	As Adjusted
	(In Millions)
Three Months Ended June 30, 2011
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$188	$(74)	$114
Capitalization of deferred policy acquisition costs	(246)	69	(177)
Earnings (loss) from continuing operations, before income taxes	1,196	5	1,201
Income tax (expense) benefit	(401)	(1)	(402)
Net earnings (loss)	795	4	799
Net Earnings (Loss) Attributable to AXA Equitable	737	4	741

Six Months Ended June 30, 2011
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$565	$(186)	$379
Capitalization of deferred policy acquisition costs	(470)	135	(335)
Earnings (loss) from continuing operations, before income taxes	309	51	360
Income tax (expense) benefit	(45)	(17)	(62)
Net earnings (loss)	264	34	298
Net Earnings (Loss) Attributable to AXA Equitable	135	34	169

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of cash flows:

	As Previously Reported	Adjustment	As Adjusted
	(In Millions)
Six Months Ended June 30, 2011
Cash flows from operating activities:
Net earnings (loss)	$264	$34	$298
Change in deferred policy acquisition costs	95	(51)	44
Change in income taxes payable	9	17	26

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
June 30, 2012:
Fixed Maturities:
Corporate	$20,717	$2,073	$71	$22,719	$—
U.S. Treasury, government and agency	4,600	540	—	5,140	—
States and political subdivisions	448	79	1	526	—
Foreign governments	451	71	—	522	—
Commercial mortgage-backed	1,231	10	335	906	13
Residential mortgage-backed(1)	1,713	87	—	1,800	—
Asset-backed(2)	223	11	8	226	5
Redeemable preferred stock	1,187	46	61	1,172	—

Total Fixed Maturities	30,570	2,917	476	33,011	18

Equity securities	19	1	—	20	—

Total at June 30, 2012	$30,589	$2,918	$476	$33,031	$18

December 31, 2011:
Fixed Maturities:
Corporate	$21,444	$1,840	$147	$23,137	$—
U.S. Treasury, government and agency	3,598	350	—	3,948	—
States and political subdivisions	478	64	2	540	—
Foreign governments	461	65	1	525	—
Commercial mortgage-backed	1,306	7	411	902	22
Residential mortgage-backed(1)	1,556	90	—	1,646	—
Asset-backed(2)	260	15	11	264	6
Redeemable preferred stock	1,106	38	114	1,030	—

Total Fixed Maturities	30,209	2,469	686	31,992	28

Equity securities	18	1	—	19	—

Total at December 31, 2011	$30,227	$2,470	$686	$32,011	$28

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At June 30, 2012 and December 31, 2011, respectively, the Company had trading fixed maturities with an amortized cost of $255 million and $172 million and carrying values of $255 million and $172 million. Gross unrealized gains on trading fixed maturities were $4 million and $4 million and gross unrealized losses were $4 million and $4 million at June 30, 2012 and December 31, 2011, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2012 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at June 30, 2012

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,460	$2,495
Due in years two through five	7,290	7,861
Due in years six through ten	9,701	10,708
Due after ten years	6,765	7,843

Subtotal	26,216	28,907
Commercial mortgage-backed securities	1,231	906
Residential mortgage-backed securities	1,713	1,800
Asset-backed securities	223	226

Total	$29,383	$31,839

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the second quarter and first six months of 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)

Proceeds from sales	$28	$62	$28	$273

Gross gains on sales	$3	$2	$3	$4

Gross losses on sales	$(9)	$—	$(9)	$(6)

Total OTTI	$(50)	$(23)	$(53)	$(23)
Non-credit losses recognized in OCI	1	1	1	1

Credit losses recognized in earnings (loss)	$(49)	$(22)	$(52)	$(22)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)

Balances, beginning of period	$(334)	$(306)	$(332)	$(329)
Previously recognized impairments on securities that matured, paid, prepaid or sold	14	—	15	23
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(17)	(22)	(20)	(22)
Additional impairments this period on securities previously impaired	(32)	—	(32)	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at June 30,	$(369)	$(328)	$(369)	$(328)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30, 2012	December 31, 2011
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(14)	$(47)
All other	2,455	1,830
Equity securities	1	1

Net Unrealized Gains (Losses)	$2,442	$1,784

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, April 1, 2012	$(28)	$1	$4	$8	$(15)
Net investment gains (losses) arising during the period	(17)	—	—	—	(17)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	—	—	—	32
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(5)	(5)
Policyholders liabilities	—	—	(1)	—	(1)

Balance, June 30, 2012	$(14)	$1	$3	$3	$(7)

Balance, April 1, 2011	$(10)	$2	$3	$2	$(3)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	—	—
Policyholders liabilities	—	—	(1)	—	(1)

Balance, June 30, 2011	$(9)	$1	$2	$2	$(4)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	—	—	—	32
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(9)	(9)
Policyholders liabilities	—	—	(3)	—	(3)

Balance, June 30, 2012	$(14)	$1	$3	$3	$(7)

Balance, January 1, 2011	$(16)	$3	$2	$4	$(7)
Net investment gains (losses) arising during the period	8	—	—	—	8
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	(2)	—	—	(2)
Deferred income taxes	—	—	—	(2)	(2)
Policyholders liabilities	—	—	—	—	—

Balance, June 30, 2011	$(9)	$1	$2	$2	$(4)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, April 1, 2012	$1,789	$(111)	$(380)	$(455)	$843
Net investment gains (losses) arising during the period	644	—	—	—	644
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	22	—	—	—	22
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	(61)	—	—	(61)
Deferred income taxes	—	—	—	(204)	(204)
Policyholders liabilities	—	—	(22)	—	(22)

Balance, June 30, 2012	$2,456	$(172)	$(402)	$(659)	$1,223

Balance, April 1, 2011	$905	$(106)	$(114)	$(240)	$445
Net investment gains (losses) arising during the period	251	—	—	—	251
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	17	—	—	—	17
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	(29)	—	—	(29)
Deferred income taxes	—	—	—	(68)	(68)
Policyholders liabilities	—	—	(46)	—	(46)

Balance, June 30, 2011	$1,174	$(135)	$(160)	$(308)	$571

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$1,831	$(206)	$(385)	$(433)	$807
Net investment gains (losses) arising during the period	601	—	—	—	601
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	23	—	—	—	23
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	34	—	—	34
Deferred income taxes	—	—	—	(226)	(226)
Policyholders liabilities	—	—	(17)	—	(17)

Balance, June 30, 2012	$2,456	$(172)	$(402)	$(659)	$1,223

Balance, January 1, 2011	$889	$(108)	$(121)	$(232)	$428
Net investment gains (losses) arising during the period	267	—	—	—	267
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	17	—	—	—	17
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	(27)	—	—	(27)
Deferred income taxes	—	—	—	(76)	(76)
Policyholders liabilities	—	—	(39)	—	(39)

Balance, June 30, 2011	$1,174	$(135)	$(160)	$(308)	$571

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 358 issues at June 30, 2012 and the 535 issues at December 31, 2011 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
June 30, 2012:
Fixed Maturities:
Corporate	$661	$(23)	$486	$(48)	$1,147	$(71)
U.S. Treasury, government and agency	—	—	—	—	—	—
States and political subdivisions	—	—	19	(1)	19	(1)
Foreign governments	1	—	2	—	3	—
Commercial mortgage-backed	64	(4)	789	(331)	853	(335)
Residential mortgage-backed	131	—	1	—	132	—
Asset-backed	—	—	42	(8)	42	(8)
Redeemable preferred stock	16	—	508	(61)	524	(61)

Total	$873	$(27)	$1,847	$(449)	$2,720	$(476)

December 31, 2011:
Fixed Maturities:
Corporate	$1,910	$(96)	$389	$(51)	$2,299	$(147)
U.S. Treasury, government and agency	149	—	—	—	149	—
States and political subdivisions	—	—	18	(2)	18	(2)
Foreign governments	30	(1)	5	—	35	(1)
Commercial mortgage-backed	79	(27)	781	(384)	860	(411)
Residential mortgage-backed	—	—	1	—	1	—
Asset-backed	49	—	44	(11)	93	(11)
Redeemable preferred stock	341	(28)	325	(86)	666	(114)

Total	$2,558	$(152)	$1,563	$(534)	$4,121	$(686)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2012 and December 31, 2011 were $139 million and $139 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2012 and December 31, 2011, respectively, approximately $2,266 million and $2,179 million, or 7.4% and 7.2%, of the $30,570 million and $30,209 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $361 million and $455 million at June 30, 2012 and December 31, 2011, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At June 30, 2012 and December 31, 2011, respectively, the Company owned $20 million and $23 million in RMBS backed by subprime residential mortgage loans and $12 million and $13 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2012, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $14 million.

For the second quarter and first six months of 2012 and 2011, investment income is shown net of investment expenses of $13 million, $26 million, $8 million and $25 million, respectively.

At June 30, 2012 and December 31, 2011, respectively, the amortized cost of the Company’s trading account securities was $1,503 million and $1,014 million with respective fair values of $1,527 million and $982 million. Also at June 30, 2012 and December 31, 2011, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $50 million and $48 million and costs of $50 million and $50 million as well as other equity securities with carrying values of $20 million and $19 million and costs of $19 million and $18 million.

In the second quarter and first six months of 2012 and 2011, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $(16) million, $32 million, $(5) million and $9 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2012 and December 31, 2011, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $52 million for commercial and $4 million and $5 million for agricultural, respectively.

Troubled Debt Restructurings

At June 30, 2012, there was one loan considered a Troubled Debt Restructuring (“TDR”). The loan shown in the table below was modified during third quarter 2011. The modification lowered existing interest only payments until October 1, 2013, at which time the loan reverts to an amortizing payment. All interest deferred under the modification is due at maturity on November 5, 2014. Due to the nature of the modification, short-term cash flow relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modification of loan terms typically has no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
		(In Millions)

June 30, 2012
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	84

Total	1	$84	$84

There were no default payments on the above loan during the second quarter and first six months of 2012.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first six months of 2012 and 2011 are as follows:

	2012	2011
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$32	$18
Charge-offs	(20)	—
Recoveries	(1)	—
Provision	23	10

Ending balance, June 30,	$34	$28

Ending balance, June 30,:
Individually Evaluated for Impairment	$34	$28

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

There were no allowances for credit losses for agricultural mortgage loans for the first six months of 2012 and 2011.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at June 30, 2012 and December 31, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2012

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$151	$—	$6	$1	$28	$—	$186
50% - 70%	452	163	652	412	—	—	1,679
70% - 90%	—	41	187	466	138	15	847
90% plus	—	—	69	195	81	165	510

Total Commercial Mortgage Loans	$603	$204	$914	$1,074	$247	$180	$3,222

Agricultural Mortgage Loans(1)
0% - 50%	$159	$94	$180	$249	$190	$11	$883
50% - 70%	94	25	117	179	85	51	551
70% - 90%	—	—	—	1	2	8	11
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$253	$119	$297	$429	$277	$70	$1,445

Total Mortgage Loans(1)
0% - 50%	$310	$94	$186	$250	$218	$11	$1,069
50% - 70%	546	188	769	591	85	51	2,230
70% - 90%	—	41	187	467	140	23	858
90% plus	—	—	69	195	81	165	510

Total Mortgage Loans	$856	$323	$1,211	$1,503	$524	$250	$4,667

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$182	$—	$33	$30	$31	$—	$276
50% - 70%	201	252	447	271	45	—	1,216
70% - 90%	—	41	280	318	213	—	852
90% plus	—	—	84	135	296	117	632

Total Commercial Mortgage Loans	$383	$293	$844	$754	$585	$117	$2,976

Agricultural Mortgage Loans(1)
0% - 50%	$150	$89	$175	$247	$190	$8	$859
50% - 70%	68	15	101	158	82	45	469
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$218	$104	$276	$406	$272	$61	$1,337

Total Mortgage Loans(1)
0% - 50%	$332	$89	$208	$277	$221	$8	$1,135
50% - 70%	269	267	548	429	127	45	1,685
70% - 90%	—	41	280	319	213	8	861
90% plus	—	—	84	135	296	117	632

Total Mortgage Loans	$601	$397	$1,120	$1,160	$857	$178	$4,313

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2012 and December 31, 2011, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)

June 30, 2012
Commercial	$—	$—	$—	$—	$3,222	$3,222	$—
Agricultural	4	2	13	19	1,426	1,445	—

Total Mortgage Loans	$4	$2	$13	$19	$4,648	$4,667	$—

December 31, 2011
Commercial	$61	$—	$—	$61	$2,915	$2,976	$—
Agricultural	5	1	7	13	1,324	1,337	3

Total Mortgage Loans	$66	$1	$7	$74	$4,239	$4,313	$3

The following table provides information regarding impaired mortgage loans at June 30, 2012 and December 31, 2011, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

June 30, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	4	4	—	4	—

Total	$4	$4	$—	$4	$—

With related allowance recorded:
Commercial mortgage loans - other	$170	$170	$(34)	$175	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$170	$170	$(34)	$175	$2

December 31, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	5	5	—	5	—

Total	$5	$5	$—	$5	$—

With related allowance recorded:
Commercial mortgage loans - other	$202	$202	$(32)	$152	$8
Agricultural mortgage loans	—	—	—	—	—

Total	$202	$202	$(32)	$152	$8

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB, guaranteed withdrawal benefit for life (“GWBL”) and guaranteed income benefits (“GIB”) features. The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GMIB/GWBL/GIB feature is that under-performance of the financial markets could result in GMIB/GWBL/GIB benefits being higher than what accumulated policyholders’ account balances would support. The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For GMDB, GMIB, GWBL and GIB, the Company retains certain risks including basis and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GWBL and GIB features that result from financial markets movements. A portion of exposure to realized interest rate volatility is hedged using swaptions and a portion of exposure to realized equity volatility is hedged using equity options and variance swaps. The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

GWBL/GIB features and reinsurance contracts covering GMIB exposure are considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value. None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging. All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the embedded derivatives, the GWBL/GIB features are reported in Policyholder’s benefits and the GMIB reinsurance contracts are reported on a separate line in the consolidated statement of earnings, respectively.

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

Derivative Instruments by Category

				Gains (Losses)
	At June 30, 2012			Reported In Net
		Fair Value		Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Six Months Ended June 30, 2012
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,836	$—	$4	$(560)
Swaps	1,083	9	81	(137)
Options	2,526	250	151	11

Interest rate contracts:(1)
Floors	2,700	315	—	42
Swaps	16,836	740	469	354
Futures	14,945	—	—	147
Swaptions	9,321	937	—	100

Other freestanding contracts:(1)
Foreign currency contracts	297	—	1	1

Net investment income (loss)				(42)

Embedded derivatives:
GMIB reinsurance contracts	—	11,381	—	834

GWBL and other features(2)	—	—	334	(43)

Total, June 30, 2012	$54,544	$13,632	$1,040	$749

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

				Gains (Losses)
	At December 31, 2011			Reported In Net
		Fair Value		Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Six Months Ended June 30, 2011
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,443	$—	$2	$(282)
Swaps	784	10	21	(30)
Options	1,211	92	85	3

Interest rate contracts:(1)
Floors	3,000	327	—	47
Swaps	9,826	503	317	72
Futures	11,983	—	—	6
Swaptions	7,354	1,029	—	93

Other freestanding contracts:(1)
Foreign currency contracts	38	—	—	—

Net investment income (loss)				(91)

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	(239)

GWBL and other features(2)	—	—	291	32

Total	$40,639	$12,508	$716	$(298)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

The Company periodically, including during the first six months of 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

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

The Company is exposed to equity market fluctuations through investments in Separate Accounts and has entered into derivative contracts specifically to minimize such risk.

In second quarter 2012, the Company entered into futures and total return swaps on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions cover fees expected to be earned through December of the current year from the Company’s Separate Account products.

At June 30, 2012, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $330 million. At June 30, 2012, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $121 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $8 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at June 30, 2012 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. At June 30, 2012 and December 31, 2011, respectively, the Company held $1,691 million and $1,438 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating. In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2012 and December 31, 2011, respectively, were $1 million and $4 million, for which the Company held collateral of $29 million and $3 million at June 30, 2012 and December 31, 2011, respectively, in the normal operation of its collateral arrangements. If the investment grade related contingent features had been triggered on June 30, 2012, the Company would not have been required to post material collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

	June 30, 2012	December 31, 2011
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$8,045	$8,121
Policyholder dividend obligation	305	260
Other liabilities	71	86

Total Closed Block liabilities	8,421	8,467

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,309 and $5,342)	5,743	5,686
Mortgage loans on real estate	1,184	1,205
Policy loans	1,052	1,061
Cash and other invested assets	56	30
Other assets	122	207

Total assets designated to the Closed Block	8,157	8,189

Excess of Closed Block liabilities over assets designated to the Closed Block	264	278

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(49) and $(33) and policyholder dividend obligation of $(305) and $(260)	91	62

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$355	$340

Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)

REVENUES:
Premiums and other income	$79	$89	$160	$181
Net investment income (loss)	105	108	212	218
Net investment gains (losses)	(6)	(7)	(10)	(6)

Total revenues	178	190	362	393

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	198	195	385	400
Other operating costs and expenses	—	—	—	1

Total benefits and other deductions	198	195	385	401

Net revenues before income taxes	(20)	(5)	(23)	(8)
Income tax (expense) benefit	7	2	8	3

Net Revenues (Losses)	$(13)	$(3)	$(15)	$(5)

Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended June 30,
	2012	2011
	(In Millions)

Balances, beginning of year	$260	$119
Unrealized investment gains (losses)	45	39

Balances, End of Period	$305	$158

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2012	$1,593	$4,130	$5,723
Paid guarantee benefits	(128)	(38)	(166)
Other changes in reserve	174	275	449

Balance at June 30, 2012	$1,639	$4,367	$6,006

Balance at January 1, 2011	$1,265	$2,311	$3,576
Paid guarantee benefits	(87)	(17)	(104)
Other changes in reserve	159	162	321

Balance at June 30, 2011	$1,337	$2,456	$3,793

Related GMDB reinsurance ceded amounts were:

	Six Months Ended June 30,
	2012	2011
	(In Millions)

Balance, beginning of year	$716	$533
Paid guarantee benefits	(53)	(36)
Other changes in reserve	105	88

Balance, End of Period	$768	$585

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2012 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,599	$225	$108	$479	$13,411
Separate Accounts	$28,970	$7,157	$3,718	$33,505	$73,350
Net amount at risk, gross	$1,129	$1,089	$2,837	$14,217	$19,272
Net amount at risk, net of amounts reinsured	$1,129	$672	$1,925	$5,827	$9,553
Average attained age of contractholders	49.3	63.5	69.1	64.3	53.5
Percentage of contractholders over age 70	8.1%	28.3%	48.5%	29.8%	14.5%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$24	$626	$650
Separate Accounts	N/A	N/A	$2,486	$45,194	$47,680
Net amount at risk, gross	N/A	N/A	$2,051	$10,089	$12,140
Net amount at risk, net of amounts reinsured	N/A	N/A	$607	$2,745	$3,352
Weighted average years remaining until annuitization	N/A	N/A	0.4	4.9	4.6
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The GWBL, guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”) and GIB, (collectively “GWBL and other features’ liability”), not included above, was $334 million and $291 million at June 30, 2012 and December 31, 2011, respectively, which are accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30, 2012	December 31, 2011
	(In Millions)

GMDB:
Equity	$49,575	$46,207
Fixed income	3,783	3,810
Balanced	19,428	19,525
Other	564	652

Total	$73,350	$70,194

GMIB:
Equity	$31,823	$29,819
Fixed income	2,337	2,344
Balanced	13,234	13,379
Other	286	345

Total	$47,680	$45,887

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At June 30, 2012, the total account value and net amount at risk of the hedged variable annuity contracts were $37,422 million and $7,657 million, respectively, with the GMDB feature and $20,850 million and $2,755 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2012	$470	$(262)	$208
Other changes in reserves	50	(23)	27

Balance at June 30, 2012	$520	$(285)	$235

Balance at January 1, 2011	$375	$(231)	$144
Other changes in reserves	13	(1)	12

Balance at June 30, 2011	$388	$(232)	$156

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At June 30, 2012 and December 31, 2011, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at June 30, 2012

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$22,329	$383	$22,719
U.S. Treasury, government and agency	—	5,140	—	5,140
States and political subdivisions	—	474	52	526
Foreign governments	—	522	—	522
Commercial mortgage-backed	—	—	906	906
Residential mortgage-backed(1)	—	1,789	11	1,800
Asset-backed(2)	—	87	139	226
Redeemable preferred stock	290	867	15	1,172

Subtotal	297	31,208	1,506	33,011

Other equity investments	65	8	58	131
Trading securities	471	1,056	—	1,527
Other invested assets:
Short-term investments	—	134	—	134
Swaps	—	199	—	199
Futures	(4)	—	—	(4)
Options	—	99	—	99
Floors	—	315	—	315
Swaptions	—	937	—	937

Subtotal	(4)	1,684	—	1,680

Cash equivalents	2,926	—	—	2,926
Segregated securities	—	1,155	—	1,155
GMIB reinsurance contracts	—	—	11,381	11,381
Separate Accounts’ assets	87,175	2,588	222	89,985

Total Assets	$90,930	$37,699	$13,167	$141,796

Liabilities
GWBL and other features’ liability	$—	$—	$334	$334

Total Liabilities	$—	$—	$334	$334

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
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

At June 30, 2012 and December 31, 2011, respectively, the fair value of public fixed maturities is approximately $25,330 million and $24,534 million or approximately 19.6% and 19.8% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and Segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At June 30, 2012 and December 31, 2011, respectively, the fair value of private fixed maturities is approximately $7,681 million and $7,459 million or approximately 5.9% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at June 30, 2012 and December 31, 2011, respectively, the net fair value of freestanding derivative positions is approximately $1,545 million and $1,536 million or approximately 68.2% and 65.6% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $5 million at June 30, 2012 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at June 30, 2012.

At June 30, 2012 and December 31, 2011, respectively, investments classified as Level 1 comprise approximately 70.3% and 70.2% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2012 and December 31, 2011, respectively, investments classified as Level 2 comprise approximately 28.3% and 28.2% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2012 and December 31, 2011, respectively, approximately $1,847 million and $1,718 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At June 30, 2012 and December 31, 2011, respectively, investments classified as Level 3 comprise approximately 1.4% and 1.6% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2012 and December 31, 2011, respectively, were approximately $227 million and $347 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,056 million and $1,082 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $868 million and $688 million at June 30, 2012 and December 31, 2011, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL and other features’ liability embedded derivative at June 30, 2012. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In the first six months of 2012, AFS fixed maturities with fair values of $99 million were transferred out of Level 3 and into Level 2, principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $7 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity at June 30, 2012. In the first quarter of 2012, one of the Company’s private securities went public and as a result, $14 million was transferred from a Level 3 classification to a Level 2 classification.

In the first six months of 2011, AFS fixed maturities with fair values of $48 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $14 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.4% of total equity at June 30, 2011. In the second quarter of 2011, $21 million was transferred from a Level 2 classification to a Level 1 classification due to the lapse of the trading restriction period for one of the Company’s public securities.

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2012 and 2011, respectively:

Level 3 Instruments

Fair Value Measurements

		State and
		Political		Commercial	Residential
		Sub-	Foreign	Mortgage-	Mortgage-	Asset-
	Corporate	divisions	Govts	backed	backed	backed
	(In Millions)

Balance, April 1, 2012	$394	$52	$20	$933	$12	$165
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(51)	—	—

Subtotal	—	—	—	(51)	—	—

Other comprehensive income (loss)	(2)	—	—	41	—	(1)
Purchases	25	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(21)	—	—	(17)	(1)	(7)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	5	—	—	—	—	—
Transfers out of Level 3(1)	(18)	—	(20)	—	—	(18)

Balance, June 30, 2012	$383	$52	$—	$906	$11	$139

Balance, April 1, 2011	$355	$48	$21	$1,107	$—	$125
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	—	—	—
Investment gains (losses), net	—	—	—	(21)	—	—

Subtotal	1	—	—	(21)	—	—

Other comprehensive income (loss)	2	1	—	(6)	—	—
Purchases	100	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(6)	—	—	(76)	—	(9)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	2	—	—	—	—	—
Transfers out of Level 3(1)	(48)	—	—	—	—	—

Balance, June 30, 2011	$406	$49	$21	$1,004	$—	$116

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

		State and
		Political		Commercial	Residential
		Sub-	Foreign	Mortgage-	Mortgage-	Asset-
	Corporate	divisions	Govts	backed	backed	backed
	(In Millions)

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	1	—	—
Investment gains (losses), net	—	—	—	(54)	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	—	—	—	(53)	—	—

Other comprehensive income (loss)	1	—	—	78	—	—
Purchases	25	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(25)	(1)	—	(21)	(3)	(13)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	7	—	—	—	—	—
Transfers out of Level 3(1)	(57)	—	(22)	—	—	(20)

Balance, June 30, 2012	$383	$52	$—	$906	$11	$139

Balance, January 1, 2011	$320	$49	$21	$1,103	$—	$148
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	1	—	—
Investment gains (losses), net	—	—	—	(20)	—	1
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	2	—	—	(19)	—	1

Other comprehensive income (loss)	(2)	—	—	55	—	2
Purchases	111	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(10)	—	—	(135)	—	(16)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	14	—	—	—	—	—
Transfers out of Level 3(1)	(29)	—	—	—	—	(19)

Balance, June 30, 2011	$406	$49	$21	$1,004	$—	$116

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable	Other	Other	GMIB	Separate	GWBL and Other
	Preferred	Equity	Invested	Reinsurance	Accounts	Features
	Stock	Investments(1)	Assets	Asset	Assets	Liability
	(In Millions)

Balance, April 1, 2012	$14	$59	$(59)	$8,704	$221	$193
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	1	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	2,631	—	—
Policyholders benefits	—	—	—	—	—	129

Subtotal	—	—	—	2,631	1	129

Other comprehensive income (loss)	1	(1)	—	—	—	—
Purchases	—	—	—	60	6	12
Issues	—	—	—	—	—	—
Sales	—	—	—	(14)	(4)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	59	—	(1)	—

Balance, June 30, 2012	$15	$58	$—	$11,381	$222	$334

Balance, April 1, 2011	$3	$73	$—	$3,673	$212	$17
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	3	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	641	—	—
Policyholders benefits	—	—	—	—	—	40

Subtotal	—	—	—	641	3	40

Other comprehensive income (loss)	(1)	(1)	—	—	—	—
Purchases	—	—	—	59	7	5
Issues	—	—	—	—	—	—
Sales	—	—	—	(6)	(1)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	(1)	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, June 30, 2011	$2	$72	$—	$4,367	$220	$62

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	4	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	743	—	—
Policyholders benefits	—	—	—	—	—	25

Subtotal	—	—	—	743	4	25

Other comprehensive income (loss)	1	(19)	—	—	—	—
Purchases	—	—	—	121	7	18
Issues	—	—	—	—	—	—
Sales	—	—	—	(30)	(2)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	2	—	—	—

Balance, June 30, 2012	$15	$58	$—	$11,381	$222	$334

Balance, January 1, 2011	$2	$73	$—	$4,606	$207	$94
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	8	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	(343)	—	—
Policyholders benefits	—	—	—	—	—	(42)

Subtotal	—	—	—	(343)	8	(42)

Other comprehensive income (loss)	—	(1)	—	—	—	—
Purchases	—	—	—	118	7	10
Issues	—	—	—	—	—	—
Sales	—	—	—	(14)	(1)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	(1)	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, June 30, 2011	$2	$72	$—	$4,367	$220	$62

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2012 and 2011 by category for Level 3 assets and liabilities still held at June 30, 2012 and 2011, respectively:

	Earnings (Loss)
			Increase
	Net		(Decrease) in the
	Investment	Investment	Fair Value of the		Policy-
	Income	Gains	Reinsurance		holders’
	(Loss)	(Losses), Net	Contract Asset	OCI	Benefits
	(In Millions)

Level 3 Instruments
Second Quarter 2012
Held at June 30, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(2)	$—
Commercial mortgage-backed	—	—	—	40	—
Asset-backed	—	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$37	$—

Other equity investments	—	—	—	(1)	—
GMIB reinsurance contracts	—	—	2,677	—	—
Separate Accounts’ assets	—	1	—	—	—
GWBL and other features’ liability	—	—	—	—	(141)

Total	$—	$1	$2,677	$36	$(141)

Level 3 Instruments
Second Quarter 2011
Held at June 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$2	$—
Commercial mortgage-backed	—	—	—	(7)	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$(5)	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	694	—	—
Separate Accounts’ assets	—	3	—	—	—
GWBL and other features’ liability	—	—	—	—	(45)

Total	$—	$3	$694	$(5)	$(45)

(1)	There were no Equity securities classified as AFS, Other invested assets, Cash equivalents or Segregated securities at June 30, 2012 and 2011.

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)

Level 3 Instruments
First Six Months of 2012
Held at June 30, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$1	$—
Commercial mortgage-backed	—	—	—	78	—
Asset-backed	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$79	$—

Other equity investments	—	—	—	(19)	—
GMIB reinsurance contracts	—	—	834	—	—
Separate Accounts’ assets	—	3	—	—	—
GWBL and other features’ liability	—	—	—	—	(43)

Total	$—	$3	$834	$60	$(43)

Level 3 Instruments
First Six Months of 2011
Held at June 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(1)	$—
Commercial mortgage-backed	—	—	—	49	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$50	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(239)	—	—
Separate Accounts’ assets	—	8	—	—	—
GWBL and other features’ liability	—	—	—	—	32

Total	$—	$8	$(239)	$50	$32

(1)	There were no Equity securities classified as AFS, Other invested assets, Cash equivalents or Segregated securities at June 30, 2012 and 2011.

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2012

	Fair	Valuation	Significant
	Value	Technique	Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$383	Discounted Cash flow	Bond equivalent yield	10.7%
			Spread over industry yield curve	909 bps
		Matrix Pricing Model	Spread over industry yield curve	0.0% - 6.5%
		Consensus pricing	Offered quotes	$54 - $119

States and political subdivisions	52	Consensus pricing	Offered quotes	$119

Commercial mortgage-backed	906	Discounted Cash flow	Constant default rate	3.0% - 25.0%
			Probability of default	55.0%
			Loss severity	49.0%
			Discount rate	4.0% - 15.0%
		Consensus pricing	Offered quotes	$102

Residential mortgage-backed	11	Discounted Cash flow	Constant prepayment rate	415% PSA(1)
		Matrix pricing model	Spread over U.S. Treasury curve	0.46%

Asset-backed	139	Discounted Cash flow	Constant prepayment rate	0.5% - 14.3%
			Probability of default	0.0% - 30.0%
			Loss severity	0.0% - 99.0%
			Spread over U.S. Treasury curve	255 bps - 793 bps
		Matrix pricing model	Spread over U.S. Treasury curve	0.0% - 6.9%
		Consensus pricing	Offered quotes	$18 - $109

Redeemable preferred stock	15	Discounted Cash flow	Bond equivalent yield	8.6%

Other equity investments	58	Market comparable	Revenue multiple	0.6x - 84.1x
		companies	R&D multiple	1.3x - 15.2x
			Discount rate	18.0%
			Discount years	1 - 2
			Discount for lack of marketability and risk factors	50.0% - 60.0%

Separate Accounts’ assets	222	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.6%
			Discount rate	7.7%
		Discounted cash flow	Spread over U.S. Treasury curve	296 bps - 390 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 3.0%

(1)	Public Securities Association standard model for mortgage loan prepayments (“PSA”)

Quantitative Information about Level 3 Fair Value Measurements - (Continued)

June 30, 2012

	Fair	Valuation	Significant
	Value	Technique	Unobservable Input	Range
	(In Millions)
GMIB reinsurance contracts	11,381	Discounted Cash flow	Lapse Rates	0.9% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	20 - 84 bps
			Volatility rates - Equity	26.0%- 38.0%

Total Assets	$13,167

Liabilities:
GMWB/GWBL(2)	$227	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	26.0% - 38.0%

Total Liabilities	$227

(2)	Excludes GMAB and GIB liabilities.

Corporate fixed maturities with fair value measures classified as Level 3 consist of privately placed debt instruments for which there is limited trading activity. Approximately 70.0% of the total fair value of these Level 3 securities at June 30, 2012 are consensus priced from non-binding broker quotes and subject to internal validation. Fair values for the remaining Level 3 corporate fixed maturities are determined using either a discounted cash flow model or a matrix pricing model, the latter requiring interpolation. Significant unobservable inputs to these models are bond equivalent yields for similar securities and/or spreads over the industry-specific yield curve. Generally, an increase in spreads or a decrease in yields would lead to directionally inverse movement in the fair value measurement of these securities.

Debt securities of state and political subdivisions classified as Level 3 consist of 1 issue for which fair value is determined by consensus pricing. Sources for offered quotes generally include the lead broker(s) and trading brokers, however, limited market activity in these securities may reduce the number of available broker quotations. Consensus prices are internally reviewed by those with relevant expertise and, as a result, may be adjusted to derive a fair value measurement for these securities; no such adjustments were made at June 30, 2012.

Commercial mortgage-backed securities classified as Level 3 consist of holdings subordinate to the AAA-tranche position and for which the Company applies a discounted cash flow methodology to measure fair value. The process for determining fair value first adjusts the contractual principal and interest payments to reflect performance expectations and then discounts the securities’ cash flows to reflect an appropriate risk-adjusted return. The significant unobservable inputs used in these fair value measurements are default rate and probability, loss severity, and the discount rate. An increase either in the cumulative default rate, probability of default, or loss severity would result in a decrease in the fair value of these securities; generally, those assumptions would change in directionally similar manner. A decrease in the discount rate would result in a directionally inverse movement in the fair value measurement of these securities. Approximately 1.0% of the total fair value of these Level 3 securities at June 30, 2012 is consensus priced from non-binding broker quotes and subject to internal validation.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Approximately 89.0% of the total fair value of these Level 3 securities at June 30, 2012 is determined using a discounted cash flow model and for which assumed prepayment experience is the most significant unobservable input. An increase (decrease) in the assumed prepayment speed would result in a decrease (increase) in the fair value measurement of these securities. Fair values for the remaining Level 3 residential mortgage-backed securities are determined using a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurement of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Approximately 73.0% of the total fair value of these Level 3 securities at June 30, 2012 is determined using either a discounted cash flow model or a matrix pricing model. The significant unobservable inputs used in these models are prepayment rates, probability of default, loss severity and spread over the U.S. Treasury curve. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in loss severity and a directionally opposite change in the assumed prepayment speed. The remaining 27.0% of the total fair value of these Level 3 securities at June 30, 2012 is determined by consensus pricing. As the availability of market pricing for these securities is limited by low trading activity, offered quotes obtained from brokers are internally reviewed by those with relevant expertise and, as a result, may be adjusted to derive a fair value measurement for these securities; no such adjustments were made at June 30, 2012.

Redeemable preferred stocks classified as Level 3 are modeled using a discounted cash flow methodology to determine fair value and for which a bond equivalent yield is the most significant unobservable input. An increase (decrease) in that assumption would lead to a directionally inverse result on the fair value measurement of these securities.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 are approximately $21 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of June 30, 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $19 million.

Separate Accounts’ assets classified as Level 3 primarily consist of private equity investments with fair value of approximately $189 million, including approximately $183 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $23 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $6 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over US Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at June 30, 2012 consist of mortgage- and asset-backed securities with fair values of approximately $4 million and $6 million, respectively, and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at June 30, 2012 and December 31, 2011 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	June 30, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,633	$—	$—	$4,807	$4,807
Other limited partnership interests	1,566	—	—	1,566	1,566
Loans to affiliates	1,039	—	744	404	1,148
Policyholders liabilities: Investment contracts	2,495	—	—	2,676	2,676
Long-term debt	200	—	—	226	226
Loans from affiliates	1,325	—	1,613	—	1,613

	December 31, 2011
	Carrying	Fair
	Value	Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,281	$4,432
Other limited partnership interests	1,582	1,582
Loans to affiliates	1,041	1,097
Policyholders liabilities: Investment contracts	2,549	2,713
Long-term debt	200	220
Loans from affiliates	1,325	1,485

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

The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholder’s account balances are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Incremental adjustments may be made to the fair value to reflect non-performance risk. Certain other products such as Access Accounts are held at book value.

7)	EMPLOYEE BENEFIT PLANS

The Health Acts signed into law in March 2010, are expected to have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Many of the specifics associated with this new healthcare legislation remain unclear, and further guidance is expected to become available as clarifying regulations are issued to address how the law is to be implemented. Management, in consultation with its actuarial advisors in respect of the Company’s health and welfare plans, has concluded that a reasonable and reliable estimate of the impact of the Health Acts on future benefit levels cannot be made as of June 30, 2012 due to the significant uncertainty and complexity of many aspects of the new law.

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

In the first six months of 2012, no cash contributions were made by AXA Equitable to its qualified pension plans. Based on the funded status of the Company’s plans at June 30, 2012, no minimum contribution is required to be made in 2012 under ERISA, as amended by the Pension Act. AXA Equitable intends to make a discretionary contribution of approximately $260 million to its pension plan later this year. As of August 2, 2012, AllianceBernstein has not made any contributions in 2012 to its qualified pension plan and currently intends to contribute approximately $6 million later this year.

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

Components of certain benefit costs for the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Millions)

Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$11	$10	$22	$20
Interest cost	27	30	53	60
Expected return on assets	(35)	(30)	(69)	(60)
Net amortization	41	36	82	72

Net Periodic Pension Expense	$44	$46	$88	$92

8)	SHARE-BASED COMPENSATION PROGRAMS

AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees. Activity in these share-based plans in the discussions that follow relates to awards granted to eligible employees of AXA Equitable under each of these plans in the aggregate, except where otherwise noted.

For the second quarter and first six months of 2012 and 2011, respectively, the Company recognized compensation (credit) cost of $(5) million, $16 million, $56 million and $116 million for share-based payment arrangements as further described herein.

On March 16, 2012, under the terms of the AXA Performance Unit Plan 2012, AXA awarded approximately 2.3 million unearned performance units to employees of AXA Equitable. The extent to which 2012-2013 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 15, 2015. In the second quarter and first six months of 2012, the expense (credit) associated with the March 16, 2012 grant of performance units was approximately $(512,237) and $5 million, respectively.

On March 16, 2012, approximately 900,790 options to purchase AXA ordinary shares were granted to AXA Equitable employees under the terms of the Stock Option Plan at an exercise price of 12.22 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 370,426 of the total options awarded on March 16, 2012 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 16, 2012 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.48 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 39.89%, a weighted average expected term of 5.6 years, an expected dividend yield of 7.54% and a risk-free interest rate of 1.8%. The total fair value of these options (net of expected forfeitures) of approximately $2 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In second quarter and first six months of 2012, the expense associated with the March 16, 2012 grant of options was approximately $116,789 and $495,982, respectively.

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

On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired. Half of each AXA Miles grant, or 25 AXA Miles, are further subject to vesting conditions based on achievement of improvements in specific AXA performance metrics. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible and is updated to reflect change in respect of the expectation for meeting the predefined performance conditions. In second quarter and first six months of 2012, the expense associated with the March 16, 2012 grant of AXA Miles was approximately $61,503 and $395,462, respectively.

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

During the second quarter and first six months of 2012, AllianceBernstein purchased 2.1 million and 6.6 million Holding units for $28 million and $95 million, respectively. These amounts reflect open-market purchases of 2.1 million and 6.3 million Holding units for $28 million and $91 million, respectively, with the remainder primarily relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 2.8 million restricted Holding awards during the second quarter of 2012 and 11.9 million restricted Holding unit awards (including 8.7 million restricted Holding units granted in January 2012 for 2011 year-end awards) during the first six months of 2012. To fund these awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards, which were recognized as expense in fourth quarter 2011, allowed most employees to allocate their awards between restricted Holding units and deferred cash. As a result, 8.7 million restricted Holding units, valued at $130 million, for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 8.7 million unallocated Holding units remaining in the consolidated rabbi trust as of June 30, 2012.

9)	INCOME TAXES

Income taxes for the interim periods ended June 30, 2012 and 2011 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2011, except as set forth below:

Insurance Litigation

A lawsuit was filed in the United States District Court of the District of New Jersey in July 2011, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services. In November 2011, plaintiff filed an amended complaint, adding claims under Sections 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action. In December 2011, AXA Equitable and FMG LLC filed a motion to dismiss the amended complaint. In May 2012, the Plaintiff voluntarily dismissed her claim under Section 47(b) of the 1940 Act. Plaintiff seeks recovery of the alleged overpayments, or alternatively, rescission of the contracts and restitution of substantially all fees paid.

AllianceBernstein Litigation

During first quarter 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of AllianceBernstein organized in the United Kingdom) was negligent and failed to meet certain applicable standards of care with respect to AllianceBernstein’s initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million plus compound interest on an alleged $125 million of realized losses in the portfolio. AllianceBernstein believes that it has strong defenses to these claims and will defend them vigorously.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $12 million, $24 million, $13 million and $28 million, respectively, for the second quarter and first six months of 2012 and 2011.

AXA Equitable paid $174 million, $366 million, $164 million and $321 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first six months of 2012 and 2011. AXA Equitable charged AXA Distribution’s subsidiaries $102 million, $207 million, $111 million and $219 million, respectively, for their applicable share of operating expenses for the second quarter and first six months of 2012 and 2011, pursuant to the Agreements for Services.

At June 30, 2012 and December 31, 2011, the Company’s GMIB reinsurance asset with AXA RE Arizona Company (formerly AXA Bermuda, which during second quarter 2012, redomesticated from Bermuda to Arizona and changed its name to AXA RE Arizona Company) (“AXA Arizona”) had carrying values of $9,154 million and $8,129 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in second quarter and first six months of 2012 and 2011 related to the UL and no lapse guarantee riders totaled approximately $120 million, $237 million, $120 million and $236 million, respectively. Ceded claims paid in second quarter and first six months of 2012 and 2011 were $19 million, $35 million, $4 million and $13 million, respectively.

12)	RESTRUCTURING

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the second quarter and first six months of 2012 and 2011, respectively, AXA Equitable recorded a $2 million, $13 million, $21 million and $23 million pre-tax charge related to severance costs.

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently, in the second quarter and first six months of 2012 and 2011, respectively, AllianceBernstein recorded a $4 million, $17 million, $4 million and $9 million pre-tax charge related to severance costs. In the first six months of 2012, AllianceBernstein recorded a $16 million pre-tax real estate charge related to its review of its real estate requirements.

13)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Millions)

Segment revenues:
Insurance	$5,836	$2,677	$4,209	$3,239
Investment Management(1)	646	729	1,326	1,484
Consolidation/elimination	(7)	(4)	(12)	(10)

Total Revenues	$6,475	$3,402	$5,523	$4,713

(1)

Intersegment investment advisory and other fees of approximately $15 million, $29 million, $14 million and $29 million for the second quarter and first six months of 2012 and 2011, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$3,747	$1,101	$1,082	$139
Investment Management(1)	80	99	179	220
Consolidation/elimination	(1)	1	(1)	1

Total Earnings (Loss) from Continuing Operations, before income taxes	$3,826	$1,201	$1,260	$360

(1)	Net of interest expense incurred on securities borrowed.

	June 30,	December 31,
	2012	2011
	(In Millions)

Segment assets:
Insurance	$160,312	$153,099
Investment Management	11,755	11,811
Consolidation/elimination	(4)	(2)

Total Assets	$172,063	$164,908

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $496.5 billion at June 30, 2012, of which approximately $407.3 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the capital markets and the economy, generally. In recent years, stressed conditions in the economy and volatility and disruptions in the capital markets and/or particular asset classes have had an adverse effect on the Company’s business, consolidated results of operations and financial condition. While an economic recovery in the U.S. is underway, the viability of a continued and self-sustaining recovery remains in question as concerns continue over, among other things, high unemployment and weak job creation, a depressed real estate market and the Eurozone debt crisis. For example, the second quarter of 2012 saw the return of increased volatility in the equity markets as well as the reversal of the strong equity markets gains of the first quarter of 2012, as a number of worries undermined investor sentiment and risk appetite. As a result, the flight by investors to “safe haven” assets caused the yields on long-term U.S. treasury yields to fall sharply to multi-year lows. As part of the Company’s efforts to mitigate the impacts of the challenging conditions in the economy and capital markets on its business, the Company has modified its product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. The Company has made solid progress in executing this strategy over the past few years, as the Company has introduced several new life insurance and annuity products to the marketplace which have been well received. During the first six months of 2012, in furtherance of the Company’s initiatives to manage the risks associated with the in-force variable annuity business with guarantee features, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and has also taken steps to limit and/or suspend the acceptance of contributions to other annuity products.

Despite the challenging economic environment, the Company’s overall life insurance and annuity sales continued to improve. In the second quarter and first six months of 2012, annuities first year premiums by the Company increased by $419 million, or 33.0% and $690 million or 29.0%, from the comparable 2011 periods, primarily due to increased premiums and deposits of variable annuity products. The Company’s life insurance first year premiums and deposits in the second quarter and first six months of 2012 increased by $8 million, or 7.0% and $10 million or 5.0%, from the comparable 2011 periods, primarily due to increased sales of universal life insurance products, partially offset by decreases in first year term life insurance sales.

At AllianceBernstein, total assets under management (“AUM”) as of June 30, 2012 were $407.3 billion, an increase of $1.4 billion, or 0.3%, compared to December 31, 2011, and down $53.7 billion, or 11.7%, compared to June 30, 2011. During the first six months of 2012, AUM increased as a result of market appreciation of $16.4 billion partially offset by net outflows of $15.4 billion (primarily in the Institutional channel). During the twelve month period ended June 30, 2012, AUM decreased as a result of net outflows of $43.6 billion and by market depreciation of $10.3 billion partially offset by $.2 billion of acquisitions.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in second quarter 2012 when the Company recognized approximately $1.2 billion of income on free standing derivatives and $2.7 billion of income on the change in fair value of GMIB reinsurance asset which more than offset the $687 million increase in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in second quarter 2012, particularly during periods in which equity markets and/or interest rates change significantly.

As referred to in the preceding paragraphs, decreasing interest rates and volatility in equity markets, specifically in the second quarter of 2012, contributed to earnings volatility. The table below shows, for second quarter and the first six months of 2012 and 2011 and the year ended December 31, 2011, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2012	2011	2012	2011	2011
	(In Millions)

Income (loss) on free-standing derivatives(1)	$1,152	$245	$(141)	$(95)	$(415)
Increase (decrease) in fair value of
GMIB reinsurance contracts(2)	2,677	694	834	(239)	243
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(687)	(198)	(276)	(162)	(922)

Total	$3,142	$741	$417	$(496)	$(1,094)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

Reinsurance ceded – AXA Arizona. The Company has implemented capital management actions to mitigate statutory reserve strain for GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Arizona. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For AXA Equitable, these reinsurance transactions currently provide statutory capital relief and mitigate the volatility of capital requirements.

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.5 billion at June 30, 2012) and/or letters of credit ($2.1 billion at June 30, 2012). AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2011 Form 10-K.

2012 Assumption Changes and Refinements. In the second quarter of 2012, expectations of partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in the second quarter of 2012, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreases the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. Additionally the Company updated the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings of approximately $291 million in the second quarter of 2012.

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

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings (loss) narrative that follows discusses the results for the second quarter and six months ended June 30, 2012 compared to the comparable 2011 period’s results. For additional information, see “Accounting for VA Guarantee Features” at page 59.

AXA Equitable

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Millions)
Universal life and investment-type product policy fee income	$821	$817	$1,649	$1,713
Premiums	116	133	259	285
Net investment income (loss):
Investment income (loss) from derivative instruments	1,517	275	(42)	(91)
Other investment income (loss)	545	559	1,178	1,166

Total net investment income (loss)	2,062	834	1,136	1,075

Investment gains (losses), net:
Total other-than-temporary impairment losses	(50)	(23)	(53)	(23)
Portion of loss recognized in other comprehensive income	1	1	1	1

Net impairment losses recognized	(49)	(22)	(52)	(22)
Other investment gains (losses), net	(4)	(5)	(9)	(8)

Total investment gains (losses), net	(53)	(27)	(61)	(30)

Commissions, fees and other income	852	951	1,706	1,909
Increase (decrease) in the fair value of the reinsurance contract asset	2,677	694	834	(239)

Total revenues	6,475	3,402	5,523	4,713

Policyholders’ benefits	1,250	684	1,387	1,162
Interest credited to policyholders’ account balances	250	251	566	493
Compensation and benefits	393	483	820	969
Commissions	320	293	651	565
Distribution related payments	86	78	166	153
Amortization of deferred sales commission	10	10	18	20
Interest expense	27	26	54	53
Amortization of deferred policy acquisition costs	245	114	328	379
Capitalization of deferred policy acquisition costs	(192)	(177)	(375)	(335)
Rent expense	56	56	117	118
Amortization of other intangible assets	6	6	12	12
Other operating costs and expenses	198	377	519	764

Total benefits and other deductions	2,649	2,201	4,263	4,353

Earnings (loss) from continuing operations before income taxes	3,826	1,201	1,260	360
Income tax (expense) benefit	(1,358)	(402)	(365)	(62)

Net earnings (loss)	2,468	799	895	298
Less: net (earnings) loss attributable to the noncontrolling interest	(47)	(58)	(109)	(129)

Net Earnings (Loss) Attributable to AXA Equitable	$2,421	$741	$786	$169

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net earnings attributable to the Company in second quarter 2012 were $2.4 billion, an increase of $1.7 billion from the $741 million of net earnings attributable to the Company for second quarter 2011. The increase is attributable to a higher increase in fair value of reinsurance contracts, higher investment income from derivative instruments, lower operating costs and expenses and lower compensation and benefits partially offset by higher DAC amortization, higher policyholder benefits (including increases in GMDB/GMIB/GWBL reserves), increase in commission expenses and higher writedowns of fixed maturities.

Net earnings attributable to the noncontrolling interest were $47 million in second quarter 2012 as compared to $58 million for second quarter 2011. The decrease was principally due to lower earnings from AllianceBernstein in second quarter 2012 compared to second quarter 2011.

Net earnings inclusive of earnings attributable to noncontrolling interest was $2.5 billion in second quarter 2012, an increase of $1.7 billion from the $799 million net earnings reported for second quarter 2011. The Insurance segment’s net earnings in second quarter 2012 was $2.4 billion, an increase of $1.7 billion from $719 million net earnings in second quarter 2011, while the net earnings for the Investment Management segment totaled $65 million, a $14 million decrease from the $79 million in net earnings in second quarter 2011.

Income tax expense in second quarter 2012 was $1.4 billion compared to $402 million in second quarter 2011. The increase in income tax expense was primarily due to the increase in pre-tax earnings in the Insurance segment. Income taxes for the second quarter of 2012 and 2011 were computed using an annual effective tax rate. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

Earnings from continuing operations before income taxes were $3.8 billion in second quarter 2012, an increase of $2.6 billion from the $1.2 billion in pre-tax earnings in second quarter 2011. The Insurance segment’s earnings from continuing operations totaled $3.7 billion in second quarter 2012, $2.6 billion higher than second quarter 2011’s earnings of $1.1 billion; the increase is attributable to a higher increase in fair value of reinsurance contracts, higher investment income from derivative instruments, lower operating costs and expenses and lower compensation and benefits partially offset by higher DAC amortization, higher policyholder benefits (including increases in GMDB/GMIB/GWBL reserves), increase in commission expenses and higher writedowns of fixed maturities. The Investment Management segment’s earnings from continuing operations were $80 million in second quarter 2012, a decrease of $19 million from earnings of $99 million in second quarter 2011, principally due to lower investment advisory and service fees and lower Bernstein research services partially offset by lower compensation and benefit expenses and lower operating costs and expenses.

Total revenues were $6.5 billion in second quarter 2012, an increase of $3.1 billion from the $3.4 billion reported in second quarter 2011. The Insurance segment reported a $3.2 billion increase in its revenues while the Investment Management segment had a decrease of $83 million. The increase of Insurance segment revenues to $5.8 billion in second quarter 2012 as compared to $2.7 billion in second quarter 2011 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $2.7 billion as compared to an increase of $694 million in second quarter 2011 and $1.5 billion of investment income from derivatives as compared to investment income of $277 million in second quarter 2011. The Investment Management segment’s $646 million in revenues in second quarter 2012 as compared to $729 million in second quarter 2011 primarily was due to an $83 million decrease in investment advisory and services fees and a $4 million decrease in Bernstein research revenues partially offset by a $2 million increase in net investment income.

Total benefits and expenses were $2.6 billion in second quarter 2012, an increase of $448 million from the $2.2 billion total for second quarter 2011. The Insurance segment’s total benefits and expenses were $2.1 billion, an increase of $513 million from the second quarter 2011 total of $1.6 billion. The Investment Management segment’s total expenses for second quarter 2012 were $566 million, $64 million lower than the $630 million in expenses in second quarter 2011. The Insurance segment’s increase was principally due to a $566 million increase in policyholders’ benefits and higher DAC amortization ($245 million in second quarter 2012 as compared to DAC amortization of $114 million in second quarter 2011) partially offset by a $170 million reduction in other operating costs and expenses and a $23 million decrease in compensation and benefits. The decrease in expenses for the Investment Management segment was principally due to $67 million lower compensation and benefits at AllianceBernstein.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net earnings attributable to the Company in the first six months of 2012 were $786 million, an increase of $617 million from the $169 million of net earnings attributable to the Company during the first six months of 2011. The increase is attributable to an increase in fair value of reinsurance contracts for the first six months of 2012 as compared to a decrease in fair value of reinsurance contracts for the first six months of 2011, lower operating costs and expenses, lower compensation and benefits and lower investment losses from derivative instruments partially offset by higher policyholders’ benefits, increases in commission expenses, increases in DAC amortization, lower universal life and investment-type product policy fee income and higher writedowns of fixed maturities.

Net earnings attributable to the noncontrolling interest were $109 million in the first six months of 2012 as compared to $129 million for the first six months of 2011. The decrease was principally due to lower earnings from AllianceBernstein in the first six months of 2012 compared to the first six months of 2011.

Net earnings inclusive of earnings attributable to noncontrolling interest was $895 million in the first six months of 2012, an increase of $597 million from the $298 million net earnings reported for the first six months of 2011. The Insurance segment’s net earnings in the first six months of 2012 was $744 million, an increase of $622 million from $122 million net earnings in the first six months of 2011, while the net earnings for the Investment Management segment totaled $152 million, a $23 million decrease from the $175 million in net earnings in the first six months of 2011.

Income tax expense in the first six months of 2012 was $365 million compared to $62 million in the first six months of 2011. The increase in income tax expense was primarily due to the increase in pre-tax earnings in the Insurance segment. Income taxes for the first six months of 2012 and 2011 were computed using an annual effective tax rate. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States. In the first six months of 2012, there was a tax benefit of $6 million in the Investment Management segment related to the release of deferred taxes on foreign earnings.

Earnings from continuing operations before income taxes were $1.3 billion in the first six months of 2012, an increase of $900 million from the $360 million in pre-tax earnings in the first six months of 2011. The Insurance segment’s earnings from continuing operations before income taxes totaled $1.1 billion in the first six months of 2012, $943 million higher than the first six months of 2011’s pre-tax earnings of $139 million; the increase was primarily due to an increase in fair value of reinsurance contracts for the first six months of 2012 as compared to a decrease in fair value of reinsurance contracts for the first six months of 2011, lower operating costs and expenses, lower DAC amortization, higher DAC capitalization, lower investment losses from derivative instruments and lower compensation and benefits partially offset by higher policyholders’ benefits, increases in commission expenses, lower universal life and investment-type product policy fee income and higher writedowns of fixed maturities. The Investment Management segment’s earnings from continuing operations were $179 million in the first six months of 2012, a decrease of $41 million from earnings of $220 million in the first six months of 2011, principally due to lower investment advisory and service fees and lower Bernstein research services partially offset by lower compensation and benefit expenses and higher investment income.

Total revenues were $5.5 billion in the first six months of 2012, an increase of $810 million from the $4.7 billion reported in the first six months of 2011. The Insurance segment reported a $970 million increase in its revenues while the Investment Management segment had a decrease of $158 million. The increase of Insurance segment revenues to $4.2 billion in the first six months of 2012 as compared to $3.2 billion in the first six months of 2011 was principally due to an increase in the fair value of the reinsurance contract asset accounted for as derivatives of $834 million as compared to a decrease of $239 million in the first six months of 2011 and $42 million of investment loss from derivatives as compared to an investment loss of $91 million in the first six months of 2011 partially offset by $64 million lower policy fee income and $30 million higher writedowns of fixed maturities. The Investment Management segment’s $1.3 billion in revenues in the first six months of 2012 as compared to $1.5 billion in the first six months of 2011 primarily was due to a $170 million decrease in investment advisory and services fees and a $18 million decrease in Bernstein research revenues partially offset by a $27 million increase in net investment income.

Total benefits and expenses were $4.3 billion in the first six months of 2012, a decrease of $90 million from the $4.4 billion total for the first six months of 2011. The Insurance segment’s total benefits and expenses were $3.1 billion, an increase of $27 million from the first six months of 2011’s total of $3.1 billion. The Investment Management segment’s total expenses for the first six months of 2012 were $1.1 billion, $117 million lower than the $1.3 billion in expenses in the first six months of 2011. The Insurance segment’s increase was principally due to a $225 million increase in policyholders’ benefits, $86 million higher commission expenses and $73 million higher interest credited to policyholders’ account balances partially offset by a $231 million reduction in other operating costs and expenses, lower DAC amortization ($328 million in the first six months of 2012 as compared to DAC amortization of $379 million in the first six months of 2011), a $40 million increase in DAC capitalization and a $27 million decrease in compensation and benefit costs. The decrease in expenses for the Investment Management segment was principally due to $122 million lower compensation and benefits at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Millions)

Universal life and investment-type product policy fee income	$821	$817	$1,649	$1,713
Premiums	116	133	259	285
Net investment income (loss):
Investment income (loss) from derivative instruments	1,510	277	(28)	(88)
Other investment income (loss)	551	557	1,122	1,148

Total net investment income (loss)	2,061	834	1,094	1,060

Investment gains (losses), net:
Total other-than-temporary impairment losses	(50)	(23)	(53)	(23)
Portion of losses recognized in other comprehensive income	1	1	1	1

Net impairment losses recognized	(49)	(22)	(52)	(22)
Other investment gains (losses), net	(8)	(5)	(13)	(5)

Total investment gains (losses), net	(57)	(27)	(65)	(27)

Commissions, fees and other income	218	226	438	447
Increase (decrease) in the fair value of the reinsurance contract asset	2,677	694	834	(239)

Total revenues	5,836	2,677	4,209	3,239

Policyholders’ benefits	1,250	684	1,387	1,162
Interest credited to policyholders’ account balances	250	251	566	493
Compensation and benefits	113	136	234	261
Commissions	320	293	651	565
Amortization of deferred policy acquisition costs	245	114	328	379
Capitalization of deferred policy acquisition costs	(192)	(177)	(375)	(335)
Rent expense	7	9	17	25
Interest expense	26	26	53	53
All other operating costs and expenses	70	240	266	497

Total benefits and other deductions	2,089	1,576	3,127	3,100

Earnings (Loss) from Continuing Operations, before Income Taxes	$3,747	$1,101	$1,082	$139

Three Months ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

In second quarter 2012, the Insurance segment’s revenues increased $3.2 billion to $5.8 billion from $2.7 billion in second quarter 2011. The increase was principally due to an increase in the fair value of reinsurance contracts accounted for as derivatives of $2.7 billion as compared to an increase of $694 million in second quarter 2011 and $1.5 billion investment income from derivatives as compared to $277 million in second quarter 2011 partially offset by $30 million higher investment losses, net.

Policy fee income totaled $821 million in second quarter 2012, $4 million higher than the $817 million in second quarter 2011. This increase was primarily due to higher fees on higher General Account policyholder account balances resulting from increased deposit and transfers from Separate Accounts partially offset by lower fees earned on lower average Separate Account balances due primarily to market depreciation and transfers to the General Account.

Premiums totaled $116 million in second quarter 2012, $17 million lower than the $133 million in second quarter 2011. This decrease primarily resulted from the $13 million lower premiums for traditional life policies in the Closed Block.

Net investment income (loss) increased $1.2 billion to $2.1 billion of income in second quarter 2012 from $834 million of income in second quarter 2011. The increase resulted from the $1.2 billion increase in investment income from derivative instruments offset by the $6 million decrease in other investment income. The Insurance segment reported $1.5 billion of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to income of $277 million in second quarter 2011. The second quarter 2012 income was driven by the impact of lower interest rates and lower equity markets. Other investment income decreased $6 million to $551 million in second quarter 2012 primarily due to the decrease of $7 million of equity income from limited partnerships.

Investment losses, net totaled $57 million in second quarter 2012, as compared to $27 million in second quarter 2011. The Insurance segment’s net losses in second quarter 2012 were primarily due to writedowns on fixed maturities of $49 million as compared to $22 million of writedowns in the 2011 period, substantially all of which related to CMBS securities and $8 million of losses on sales of fixed maturities in second quarter 2012 as compared to $5 million of gains on sales of fixed maturities in the 2011 period. Partially offsetting these losses were a reduction of $9 million of additions to valuation allowances for mortgage loans on real estate ($1 million in second quarter 2012 as compared to $10 million in the comparable 2011 period).

In second quarter 2012, there was a $2.7 billion increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as derivatives, as compared to the $694 million increase in their fair value in second quarter 2011; both periods’ changes reflected existing capital market conditions. Included in the second quarter 2012 increase was the impact of the updated assumptions of partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a net increase of $375 million. In addition, the impact of the continuing decline in interest rates increased the fair value of the GMIB reinsurance contract asset by $1.9 billion.

Benefits and Other Deductions

In second quarter 2012, total benefits and other deductions increased $513 million to $2.1 billion from $1.6 billion in second quarter 2011 principally due to the Insurance segment’s reported $566 million increase in policyholders’ benefits, the $131 million increase in DAC amortization expenses partially offset by the $170 million decrease in other operating costs and the $23 million decrease in compensation and benefit expenses.

Policyholders’ benefits increased $566 million to $1.3 billion in second quarter 2012 from $684 million in second quarter 2011. The increase was primarily due to the $418 million increase in the GMDB/GMIB reserves (an increase of $591 million in second quarter 2012 as compared to $173 million in second quarter 2011). The second quarter 2012 increase was reduced by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election partially offset by the impact of the updated assumptions of partial withdrawal rates based on emerging experience for a total decrease of $61 million. In addition there was a $71 million increase in the GWBL and GMAB reserves ($96 million increase in second quarter 2012 as compared to $25 million in second quarter 2011 due to market changes) and an $81 million increase to $472 million in benefits paid in second quarter 2012.

In second quarter 2012, interest credited to policyholders’ account balances totaled $250 million, a decrease of $1 million from the $251 million reported in second quarter 2011 primarily due to lower crediting rates substantially offset by higher average policyholders’ account balances.

Total compensation and benefits decreased $23 million to $113 million in second quarter 2012 from $136 million in second quarter 2011. The compensation and benefits decrease for the Insurance segment was principally due to a $10 million decrease in salary expenses and an $8 million decrease in postretirement and other benefit expenses, both of which resulted from Management’s 2011 expense reduction initiatives, and by a $5 million decrease in share-based compensation expense.

In second quarter 2012, commissions totaled $320 million; an increase of $27 million from $293 million in second quarter 2011 principally due to higher asset based compensation reflecting higher asset values and increased variable annuity and universal life product sales.

DAC amortization was $245 million in second quarter 2012, an increase of $131 million from $114 million of amortization in second quarter 2011. In the second half of 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.2 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits, which led to lower baseline amortization in second quarter 2012 as compared to second quarter 2011. In addition, in second quarter 2012, interest rate reductions and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At June 30, 2012, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.71% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.71% net of product weighted average Separate Account fees) and 0.0% (-2.29% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At June 30, 2012, current projections of future average gross market returns assume a 0.0% annualized return for the next two quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in seven quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2011 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $192 million in second quarter 2012, an increase of $15 million from the $177 million reported in second quarter 2011. The increase was primarily due to a $21 million increase in first year commissions, partially offset by a $6 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $70 million in second quarter 2012, a decrease of $170 million from the $240 million reported in second quarter 2011. The decrease of $170 million is primarily related to a $135 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, a $19 million decrease in severance costs and a $9 million decrease in fees paid to AXA Tech, an affiliate.

Six Months ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

In the first six months of 2012, the Insurance segment’s revenues increased $970 million to $4.2 billion from $3.2 million in the first six months of 2011. The increase was principally due to an increase in the fair value of reinsurance contracts accounted for as derivatives of $1.1 billion as compared to a decrease of $239 million in the first six months of 2011, and by $60 million lower investment loss from derivatives ($28 million in the first six months of 2012 as compared to a loss of $88 million in the first six months of 2011) partially offset by $64 million lower policy fee income and by $38 million higher investment losses, net.

Policy fee income totaled $1.6 billion in the first six months of 2012, $64 million lower than the $1.7 billion in the first six months of 2011. This decrease was primarily due to a lower decrease in the initial fee liability (the first six months of 2011 included an increase in policy fee income resulting from the projection of lower future costs of insurance charges (more than offset in the first six months of 2011 DAC amortization) and lower fees earned on lower average Separate Account balances due primarily to market depreciation during the last six months of 2011.

Net investment income (loss) increased $34 million to $1.1 billion of income in the first six months of 2012 from $1.1 billion of income in the first six months of 2011. The increase resulted from the $60 million decrease in investment loss from derivative instruments offset by the $26 million decrease in other investment income. The Insurance segment reported $28 million of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $88 million in the first six months of 2011. Both periods losses were driven by the impact of lower interest rates and volatility in equity markets. Other investment income decreased $26 million to $1.1 billion in the first six months of 2012 primarily due to the decrease of $35 million of equity income from limited partnerships partially offset by $12 million increase in income from mortgage loans on real estate.

Investment losses, net totaled $65 million in the first six months of 2012, as compared to $27 million in the first six months of 2011. The Insurance segment’s net losses in the first six months of 2012 were primarily due to writedowns on fixed maturities of $52 million as compared to $22 million of writedowns in the 2011 period, substantially all of which related to CMBS securities, $13 million of additions to valuation allowances for mortgage loans on real estate ($23 million in the first six months of 2012 as compared to $10 million in the comparable 2011 period) and $6 million of losses on sales of fixed maturities in the first six months of 2012 as compared to $5 million of gains on sales of fixed maturities in the 2011 period partially offset by $15 million from gains on sales and maturities for mortgage loans on real estate in the first six months of 2012.

In the first six months of 2012, there was an $834 million increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as derivatives, as compared to the $239 million decrease in their fair value in the comparable 2011 period; both periods’ changes reflected existing capital market conditions. The increase in the first six months of 2012 included the impact of the updated assumptions of partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a total increase of $375 million. Additionally, the impact of the continuing decline in interest rates during the first six months of 2012 increased the fair value of the GMIB reinsurance contract asset by $801 million.

Benefits and Other Deductions

In the first six months of 2012, total benefits and other deductions increased $27 million to $3.1 billion from $3.1 billion in the first six months of 2011 principally due to the Insurance segment’s reported $225 million increase in policyholders’ benefits, $86 million increase in commission expense and the $73 million increase in interest credited to policyholders’ account balances partially offset by the $231 million decrease in other operating costs and expenses, the $51 million decrease in DAC amortization and the $40 million increase in DAC capitalization.

Policyholders’ benefits increased $225 million to $1.4 billion in the first six months of 2012 from $1.2 billion in the first six months of 2011. The increase was primarily due to the $116 million increase in benefits paid in the first six months of 2012, the $66 million increase in the GWBL and GMAB reserves ($64 million increase in the first six months of 2012 as compared to $2 million decrease in the first six months of 2011 due to market changes) and the $48 million increase in the GMDB/GMIB reserves (an increase of $212 million in the first six months of 2012 as compared to $164 million in the first six months of 2011). The first six months 2012 increase in the GMDB/GMIB reserves were reduced by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election partially offset by the impact of the updated assumptions of partial withdrawal rates based on emerging experience for a total decrease of $61 million.

In the first six months of 2012, interest credited to policyholders’ account balances totaled $566 million, an increase of $73 million from the $493 million reported in the first six months of 2011 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $27 million to $234 million in the first six months of 2012 from $261 million in the first six months of 2011. The compensation and benefits decrease for the Insurance segment was principally due to a $22 million decrease in postretirement and other benefit expenses and a $7 million decrease in salary expenses, both of which resulted from Management’s 2011 expense reduction initiatives, partially offset by a $2 million increase in share-based compensation expense.

In the first six months of 2012, commissions totaled $651 million; an increase of $86 million from $565 million in the first six months of 2011 principally due to higher asset based compensation reflecting higher asset values and increased variable annuity and universal life product sales.

DAC amortization was $328 million in the first six months of 2012, a decrease of $51 million from $379 million of amortization in the first six months of 2011. In the second half of 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.2 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits, which lead to lower baseline amortization in the first six months of 2012 as compared to the first six months of 2011. In addition, in the first six months of 2012, interest rate reductions and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits.

In the first six months of 2012, DAC amortization on variable and interest-sensitive life products was reduced due to a favorable change in expected future margins (partially offset in the initial fee liability), whereas in the first six months of 2011, amortization increased primarily due to the projection of lower future cost of insurance charges and higher baseline amortization partially offset by the expectation of higher future margins in later policy years from variable and interest sensitive life products. The first six months of 2011 had negative amortization for the Accumulator product due to hedge losses from positive market performance.

DAC capitalization totaled $375 million in the first six months of 2012, an increase of $40 million from the $335 million reported in the first six months of 2011. The increase was primarily due to a $55 million increase in first year commissions, partially offset by a $15 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $266 million in the first six months of 2012, a decrease of $231 million from the $497 million reported in the first six months of 2011. The decrease of $231 million is primarily related to a $201 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona, a $12 million decrease in telephone and postage, advertising and consulting expenses, a $10 million decrease in severance costs and a $5 million decrease in fees paid to AXA Tech, an affiliate.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic as the global economy and capital markets slowly recover from the significant stress experienced in recent years. Among other things:

•

features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•

the Company, has eliminated and/or limited sales of certain annuity and life insurance products or features, including guarantee features and/or Separate Account investment options. Additionally in 2012, as part of the Company’s continuing efforts to manage the risk associated with the in-force variable annuity business with guarantee features, the Company suspended the acceptance of future contributions into certain Accumulator® contracts issued prior to June 2009 and has taken steps to limit and/or suspend the acceptance of contributions to other annuity products.

The following table lists sales for major insurance product lines and mutual funds for second quarter and the first six months of 2012 and 2011. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums, Deposits and Mutual Fund Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)
Retail:
Annuities
First year	$959	$850	$1,792	$1,616
Renewal	547	593	1,234	1,182

	1,506	1,443	3,026	2,798

Life(1)
First year	61	62	120	128
Renewal	437	437	883	880

	498	499	1,003	1,008

Other(2)
First year	3	4	6	6
Renewal	53	53	118	115

	56	57	124	121

Total retail	2,060	1,999	4,153	3,927

Wholesale:
Annuities
First year	714	404	1,283	769
Renewal	32	99	282	209

	746	503	1,565	978

Life(1)
First year	56	47	104	86
Renewal	135	125	269	244

	191	172	373	330

Total wholesale	937	675	1,938	1,308

Total Premiums and Deposits	$2,997	$2,674	$6,091	$5,235

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for the second quarter of 2012 were $3.0 billion, a $273 million increase from $2.7 billion in the second quarter of 2011 while total first year premiums and deposits increased $426 million to $1.8 billion in the second quarter of 2012 from $1.4 billion in the second quarter of 2011 partially due to sales of recently introduced insurance products. The annuity line’s first year premiums and deposits increased $419 million to $1.7 billion principally due to the $428 million increase in variable annuities’ sales ($312 million in the wholesale and $116 million in the retail channel) partially offset by lower sales of fixed annuity premiums of $9 million. First year premiums and deposits for the life insurance products increased $8 million, primarily due to the $13 million increase in sales of UL insurance products in the wholesale channel partially offset by a $4 million decrease in sales of UL insurance products in the retail channel and a $1 million decrease in first year term life insurance sales in the wholesale and retail channels.

Total premiums and deposits for insurance and annuity products for the first six months of 2012 were $6.1 billion, a $806 million increase from $5.2 billion in the first six months of 2011 while total first year premiums and deposits increased $700 million to $3.3 billion in the first six months of 2012 from $2.6 billion in the first six months of 2011 partially due to sales of recently introduced insurance products. The annuity line’s first year premiums and deposits increased $690 million to $3.1 billion principally due to the $708 million increase in variable annuities’ sales ($515 million in the wholesale and $193 million in the retail channel) partially offset by lower sales of fixed annuity premiums of $18 million. First year premiums and deposits for the life insurance products increased $10 million, primarily due to the $24 million increase in sales of UL insurance products in the wholesale channel partially offset by a $12 million decrease in sales of UL insurance products in the retail channel and a $2 million decrease in first year term life insurance sales in the wholesale and retail channels. Based on limited experience to date, renewal premiums on 2011 sales of certain series of UL products are lower than the Company’s current assumptions. If renewal premium rates continue to negatively differ from the Company’s current assumptions, it will result in lower future product policy fee income for that business.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended June 30,		Six Months Ended June 30,		Rates(1) Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)

Annuities	$1,389	$1,572	$2,916	$3,169	6.1%	6.4%
Variable and interest-sensitive life	191	198	470	407	4.9%	4.2%
Traditional life	56	57	126	130	3.2%	3.2%

Total	$1,636	$1,827	$3,512	$3,706

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $191 million, from $1.8 billion in the second quarter of 2011 to $1.6 billion for the second quarter of 2012. There were decreases of $183 million, $7 million and $1 million, respectively, in individual annuities, variable and interest sensitive and traditional life products.

Surrenders and withdrawals decreased $194 million, from $3.7 billion in the first six months of 2011 to $3.5 billion for the first six months of 2012. There were decreases of $253 million and $4 million, respectively, in individual annuities and traditional life product surrenders and withdrawals with an increase of $63 million reported for variable and interest sensitive products. The annualized annuities surrender rate decreased to 6.1% in the first six months of 2012 from 6.4% in the first six months of 2011. In 2012, expectations of partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based upon emerging experience. In 2011, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. If current lower surrender rates further decline and/or partial withdrawal rates and amounts continue to negatively differ from our current assumptions, the expected claims costs from minimum guarantees will increase, possibly materially, which would be partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate increased to 4.4% in the first six months of 2012 from 3.9% in the first six months of 2011. The first six months of 2012 surrender rate included the impact of the surrender of a single large company owned life insurance (“COLI”) policy.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the second quarter and first six months of 2012 and 2011.

Investment Management - Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Investment advisory and services fees(1)	$425	$508	$853	$1,023
Bernstein research services	103	107	209	227
Distribution revenues	95	92	184	181
Other revenues(1)	26	31	50	57

Commissions, fees and other income	649	738	1,296	1,488

Investment income (loss)	(6)	(8)	28	1
Less: interest expense to finance trading activities	(1)	(1)	(2)	(2)

Net investment income (loss)	(7)	(9)	26	(1)

Investment gains (losses), net	4	—	4	(3)

Total revenues	646	729	1,326	1,484

Expenses:
Compensation and benefits	281	348	587	709
Distribution related payments	86	78	166	153
Amortization of deferred sales commissions	10	10	18	20
Real estate charge	7	—	16	—
Interest expense	1	—	1	—
Rent expense	49	47	100	93
Amortization of other intangible assets, net	6	6	12	12
Other operating costs and expenses	126	141	247	277

Total expenses	566	630	1,147	1,264

Earnings (Loss) from Operations before Income Taxes	$80	$99	$179	$220

(1)

Included fees earned by AllianceBernstein totaling $9 million, $17 million, $7 million and $15 million in second quarter and first six months of 2012 and 2011, respectively, for services provided to the Company.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for second quarter 2012 were $80 million, a decrease of $19 million from pre-tax earnings of $99 million in second quarter 2011.

Revenues totaled $646 million in second quarter 2012, a decrease of $83 million from $729 million in second quarter 2011, primarily due to lower investment advisory and service fees and lower Bernstein research services revenues.

Investment advisory and services fees include base fees and performance fees. In second quarter 2012, investment advisory and services fees totaled $425 million, a decrease of $83 million from the $508 million in second quarter 2011. The $83 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management. Institutional investment and advisory base and performance fees decreased $55 million due to a decrease in average assets under management as well as a continued significant shift in product mix from equities to fixed income products. There were decreases of $24 million and $4 million, respectively, in Private Client and Retail base fees.

Bernstein research revenues decreased $4 million in second quarter 2012 as compared to prior year primarily due to lower trading volumes in the United States, Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $2 million decrease in net investment income (loss) to a loss of $7 million in second quarter 2012 as compared to a loss of $9 million in second quarter 2011 was primarily due to an increase of $9 million of investment income from derivative instruments ($7 million of income in second quarter 2012 as compared to $2 million of losses in second quarter 2011) partially offset by $7 million lower investment income on seed money investments and unrealized gains on equity trading securities ($9 million of losses in second quarter 2012 as compared to $2 million of losses in second quarter 2011).

Expenses

The Investment Management segment’s total expenses were $566 million in second quarter 2012, a decrease of $64 million from the $630 million in second quarter 2011 as lower compensation and benefits and lower other operating costs and expenses were partially offset by higher distribution related payments.

For second quarter 2012, employee compensation and benefits expenses for the segment were $281 million as compared to $348 million in second quarter 2011. The $67 million decrease was primarily attributable to decreases in incentive compensation expense (including long-term deferred compensation) of $36 million, salary and other employment costs of $23 million and commission expense of $5 million.

The distribution related payments increased $8 million to $86 million in second quarter 2012 from $78 million in the prior year primarily as a result of higher average Retail Services assets under management.

The $8 million decrease in other operating costs and expenses to $133 million for second quarter 2012 as compared to $141 million in second quarter 2011 was primarily due to a $5 million decrease in travel and entertainment expenses, $4 million lower technology expenses, and $3 million lower transfer fees partially offset by $2 million higher portfolio service expenses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first six months of 2012 were $179 million, a decrease of $41 million from pre-tax earnings of $220 million in the first six months of 2011.

Revenues totaled $1.3 billion in the first six months of 2012, a decrease of $158 million from $1.5 billion in the first six months of 2011, primarily due to lower investment advisory and service fees and lower Bernstein research services revenues partially offset by higher net investment income.

Investment advisory and services fees include base fees and performance fees. In the first six months of 2012, investment advisory and services fees totaled $853 million, a decrease of $170 million from the $1.0 billion in the first six months of 2011. The $170 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management. Institutional investment and advisory base and performance fees decreased $111 million due to a decrease in average assets under management as well as a continued significant shift in product mix from equities to fixed income products. There were decreases of $48 million and $11 million, respectively, in Private Client and Retail base fees.

Bernstein research revenues decreased $18 million in the first six months of 2012 as compared to prior year primarily due to lower trading volumes in the United States, Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $27 million increase in net investment income to $26 million in the first six months of 2012 as compared to a loss of $1million in the first six months of 2011 was primarily due to $24 million higher investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($8 million in the first six months of 2012 as compared to $16 million of investment losses in the first six months of 2011) and $15 million higher investment income on seed money investments and unrealized gains on equity trading securities ($17 million of income in the first six months of 2012 as compared to $2 million in the first six months of 2011). Partially offsetting this income were an increase of $11 million of investment losses from derivative instruments ($14 million of losses in the first six months of 2012 as compared to $3 million of losses in the first six months of 2011).

Expenses

The Investment Management segment’s total expenses were $1.1 billion in the first six months of 2012, a decrease of $117 million from the $1.3 billion in the first six months of 2011 as lower compensation and benefits and lower other operating costs and expenses were partially offset by higher distribution related payments.

For the first six months of 2012, employee compensation and benefits expenses for the segment were $587 million as compared to $709 million in the first six months of 2011. The $122 million decrease was primarily attributable to decreases in incentive compensation expense (including long-term deferred compensation) of $78 million, salary and other employment costs of $34 million and commission expense of $10 million.

The distribution related payments increased $13 million to $166 million in the first six months of 2012 from $153 million in the prior period primarily as a result of higher average Retail Services assets under management.

The $14 million decrease in other operating costs and expenses to $263 million for the first six months of 2012 as compared to $277 million in the first six months of 2011 was primarily due to $6 million lower technology expenses, $6 million lower travel and entertainment expenses and $6 million lower transfer fees partially offset by $4 million higher portfolio service expenses.

AllianceBernstein recently completed a comprehensive review of AllianceBernstein’s worldwide office locations and will begin implementing a space consolidation plan during the third quarter of 2012. AllianceBernstein expects that the actions will result over time in projected non-cash real estate charges of $225 million to $250 million, with the bulk of the charges occurring in the second half of 2012. These charges are in addition to the earlier non-cash real estate charges AllianceBernstein had recorded, and they will not affect AllianceBernstein’s future quarterly distributions. AllianceBernstein expects, once all the vacated space has been successfully subleased, to ultimately realize annual cost savings of $38 million to $43 million. These projections are based on current market conditions and could change over time as conditions evolve.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)
FEES
Third party	$411	$495	$823	$992
General Account and other	9	6	18	17
Insurance Group Separate Accounts	6	7	12	14

Total Fees	$426	$508	$853	$1,023

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$343,988	$398,659
General Account and other			40,979	36,904
Insurance Group Separate Accounts			22,310	25,465

Total AllianceBernstein			407,277	461,028

Insurance Group
General Account and other(2)			19,469	15,992
Insurance Group Separate Accounts			69,793	69,475

Total Insurance Group			89,262	85,467

Total by Account:
Third party(1)			343,988	398,659
General Account and other(2)			60,448	52,896
Insurance Group Separate Accounts			92,103	94,940

Total Assets Under Management			$496,539	$546,495

(1)

Includes $31.9 billion and $31.5 billion of assets managed on behalf of AXA affiliates at June 30, 2012 and 2011, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $14.4 billion and $11.5 billion at June 30, 2012 and 2011, respectively, as well as mortgages and equity real estate totaling $5.1 billion and $4.5 billion at June 30, 2012 and 2011, respectively.

Fees for assets under management decreased 16.6% the first six months of 2012 from the comparable prior period, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management decreased $50.0 billion, primarily due to lower Third Party and Insurance Group Separate Accounts assets under management partially offset by higher General Account AUM. The $57.5 billion decrease in Third Party and Insurance Group Separate Account assets under management at June 30, 2012 as compared to June 30, 2011 resulted from decreases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market depreciation and outflows at AllianceBernstein. General Account and other assets under management increased $7.5 billion from the first six months of 2011 primarily due to market appreciation and net inflows.

AllianceBernstein assets under management at June 30, 2012 totaled $407.3 billion as compared to $461.0 billion at June 30, 2011 due to net outflows of $43.6 billion and $10.3 million of market depreciation partially offset by $200 million of acquisitions. The gross outflows of $51.5 billion, $41.4 billion and $13.3 billion in Institutional Investment, Retail and Private Client channels, respectively, more than offset the inflows of $17.8 billion, $39.1 billion and $5.7 billion, respectively. At June 30, 2012, non-US clients accounted for 34.0% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Growth Equity, Fixed Income and Other. There was a $51.8 billion decrease in Value Equity to $69.6 billion at June 30, 2012, as compared to June 30, 2011, as the $6 billion of new investments were more than offset by the $42.8 billion of net long-term outflows and $15 billion of market depreciation. Growth Equity assets under management totaled $38.7 billion, $23.9 billion lower than its June 30, 2011 balance due to $24.5 billion in net outflows and $4.4 billion in market depreciation that were partially offset by $5 billion of new investments. AUM in Fixed Income products increased $14.6 billion to $230.4 billion between June 30, 2011 and June 30, 2012 as $41.5 billion in new investments, $7.9 billion in market appreciation and $200 million of acquisitions were partially offset by $35.0 billion in net outflows. The $7.4 billion increase in Other assets under management to $68.6 billion resulted from $10.1 billion in new investments and $1.2 billion in market appreciation being partially offset by $3.9 billion in net outflows. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $411.1 billion for June 30, 2012 as compared to $474.0 billion for June 30, 2011. The respective decreases for Institutional, Private Client and Retail channels were $46.3 billion, $9.2 billion and $7.4 billion while the average AUM decreases for the Value Equity and Growth Equity services were $57.0 billion and $27.3 billion offset by increases in the Fixed Income and Other categories of $13.5 billion and $7.9 billion.

AllianceBernstein’s U.S and global large cap equity services underperformed their benchmarks for the three-month period ending June 30, 2012. AllianceBernstein’s fixed income services for the three-month period ended June30, 2012 generally outperformed their benchmarks despite weak global markets and a spike in risk aversion.

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

General Account Investment Assets

June 30, 2012

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$33,011	$1,526	$31,485
Mortgage loans on real estate	4,633	(376)	5,009
Equity real estate, held for the production of income	104	1	103
Policy Loans	3,526	(104)	3,630
Other equity investments	1,708	266	1,442
Trading securities	1,527	494	1,033
Other invested assets	2,265	2,143	122

Total investments	46,774	3,950	42,824
Cash and cash equivalents	3,614	2,258	1,356
Short-term and long-term debt and Loans from affiliates	(1,801)	(267)	(1,534)

Total	$48,587	$5,941	$42,646

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended June 30,
	2012		2011
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.79%	$348	5.19%	$349
Ending assets		29,167		27,170
Below investment grade
Income	6.82%	40	6.72%	38
Ending assets		2,318		2,226
Mortgages:
Income (loss)	6.02%	73	6.33%	66
Ending assets		5,009		4,364
Equity Real Estate:
Income (loss)	16.90%	4	20.02%	6
Ending assets		103		97
Other Equity Investments:
Income (loss)	12.49%	45	15.26%	55
Ending assets		1,442		1,473
Policy Loans:
Income	6.13%	56	6.22%	57
Ending assets		3,630		3,675
Cash and Short-term Investments:
Income	0.55%	1	0.29%	1
Ending assets		1,356		952
Trading Securities:
Income	2.43%	5	—%	—
Ending assets		1,033		—
Other Invested Assets:
Income		(16)		—
Ending assets		122		13

Total Invested Assets:
Income	4.91%	556	5.79%	572
Ending Assets		44,180		39,970

Short-term and long-term debt:
Interest expense and other	6.84%	(26)	6.86%	(27)
Ending assets (liabilities)		(1,534)		(1,534)

Total:
Investment income	4.94%	530	5.73%	545
Less: investment fees	(0.12)%	(13)	(0.13)%	(13)

Investment Income, Net	4.82%	$517	5.60%	$532

Ending Net Assets		$42,646		$38,436

	Six Months Ended June 30,				Year Ended December 31, 2011
	2012		2011
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.80%	$700	5.15%	$691	$1,387
Ending assets		29,167		27,170	28,948
Below investment grade
Income	6.70%	76	7.53%	86	166
Ending assets		2,318		2,226	2,206
Mortgages:
Income (loss)	6.05%	144	6.46%	132	273
Ending assets		5,009		4,364	4,658
Equity Real Estate:
Income (loss)	17.61%	9	17.42%	12	18
Ending assets		103		97	98
Other Equity Investments:
Income (loss)	14.94%	108	20.56%	146	154
Ending assets		1,442		1,473	1,433
Policy Loans:
Income	6.12%	111	6.18%	114	229
Ending assets		3,630		3,675	3,656
Cash and Short-term Investments:
Income	0.60%	5	0.64%	4	4
Ending assets		1,356		952	1,044
Trading Securities:
Income	1.19%	4	—%	—	8
Ending assets		1,033		—	472
Other Invested Assets:
Income		35		2	2
Ending assets		122		13	11

Total Invested Assets:
Income	5.11%	1,192	6.01%	1,187	2,241
Ending Assets		44,180		39,970	42,526

Debt and Other:
Interest expense and other	6.85%	(53)	6.85%	(53)	(106)
Ending assets (liabilities)		(1,534)		(1,534)	(1,534)

Total:
Investment Income	5.39%	1,139	5.97%	1,134	2,135
Less: investment fees	(0.12)%	(25)	(0.13)%	(24)	(52)

Investment Income, Net	5.27%	$1,114	5.84%	$1,110	$2,083

Ending Net Assets		$42,646		$38,436	$40,992

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At June 30, 2012, 74.1% of the fixed maturity portfolio was publicly traded. At June 30, 2012, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.2 billion. The General Account had a $2 million exposure to the sovereign debt of Italy, the General Account had no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland. The total exposure to Eurozone sovereign debt was $2 million at June 30, 2012.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At June 30, 2012:
Corporate Securities:
Finance	$6,431	$374	$21	$6,784
Manufacturing	5,556	627	13	6,170
Utilities	3,248	390	22	3,616
Services	2,982	313	12	3,283
Energy	1,314	168	—	1,482
Retail and wholesale	1,049	101	2	1,148
Transportation	713	92	2	803
Other	31	3	—	34

Total corporate securities	21,324	2,068	72	23,320

U.S. government and agency	4,578	546	5	5,119
Commercial mortgage-backed	1,231	10	335	906
Residential mortgage-backed(2)	1,712	87	—	1,799
Preferred stock	1,187	46	61	1,172
State & municipal	448	79	1	526
Foreign governments	451	71	—	522
Asset-backed securities	223	11	8	226

Total	$31,154	$2,918	$482	$33,590

At December 31, 2011:
Corporate Securities:
Finance	$6,738	$270	$87	$6,921
Manufacturing	5,605	561	22	6,144
Utilities	3,415	375	20	3,770
Services	3,069	280	10	3,339
Energy	1,321	159	—	1,480
Retail and wholesale	1,101	96	1	1,196
Transportation	766	91	6	851
Other	33	3	—	36

Total corporate securities	22,048	1,835	146	23,737

U.S. government and agency	3,580	352	3	3,929
Commercial mortgage-backed	1,306	7	411	902
Residential mortgage-backed(2)	1,555	89	—	1,644
Preferred stock	1,106	38	114	1,030
State & municipal	478	64	2	540
Foreign governments	461	65	1	525
Asset-backed securities	260	14	10	264

Total	$30,794	$2,464	$687	$32,571

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.8 billion, or 5.9%, of the total fixed maturities at June 30, 2012 and $1.9 billion, or 6.6%, of the total fixed maturities at December 31, 2011. Gross unrealized losses on public and private fixed maturities decreased from $687 million at December 31, 2011 to $482 million at June 30, 2012. Below investment grade fixed maturities represented 59.5% and 55.6% of the gross unrealized losses at June 30, 2012 and December 31, 2011, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in second quarter 2012 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2012:
1	Aaa, Aa, A	$15,150	$1,678	$29	$16,799
2	Baa	6,813	625	44	7,394

	Investment grade	21,963	2,303	73	24,193

3	Ba	729	31	18	742
4	B	249	4	32	221
5	C and lower	68	—	21	47
6	In or near default	88	—	32	56

	Below investment grade	1,134	35	103	1,066

Total Public Fixed Maturities		$23,097	$2,338	$176	$25,259

At December 31, 2011:
1	Aaa, Aa, A	$14,774	$1,383	$48	$16,109
2	Baa	6,858	554	87	7,325

	Investment grade	21,632	1,937	135	23,434

3	Ba	745	16	36	725
4	B	249	3	47	205
5	C and lower	98	—	36	62
6	In or near default	60	—	24	36

	Below investment grade	1,152	19	143	1,028

Total Public Fixed Maturities		$22,784	$1,956	$278	$24,462

(1)	At June 30, 2012 and 2011, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2012:
1	Aaa, Aa, A	$4,191	$308	$101	$4,398
2	Baa	3,152	265	21	3,396

	Investment grade	7,343	573	122	7,794

3	Ba	286	2	52	236
4	B	118	1	19	100
5	C and lower	146	—	47	99
6	In or near default	164	4	66	102

	Below investment grade	714	7	184	537

Total Private Fixed Maturities		$8,057	$580	$306	$8,331

At December 31, 2011:
1	Aaa, Aa, A	$4,146	$258	$137	$4,267
2	Baa	3,089	241	33	3,297

	Investment grade	7,235	499	170	7,564

3	Ba	315	6	71	250
4	B	124	—	24	100
5	C and lower	128	—	41	87
6	In or near default	208	3	103	108

	Below investment grade	775	9	239	545

Total Private Fixed Maturities		$8,010	$508	$409	$8,109

(1)

Includes, as of June 30, 2012 and December 31, 2011, respectively, 25 securities with amortized cost of $203 million (fair value, $206 million) and 20 securities with amortized cost of $281 million (fair value, $283 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2012:
1	Aaa, Aa, A	$11,415	$1,184	$13	$12,586
2	Baa	9,136	850	30	9,956

	Investment grade	20,551	2,034	43	22,542

3	Ba	667	28	25	670
4	B	84	3	2	85
5	C and lower	19	—	2	17
6	In or near default	3	3	—	6

	Below investment grade	773	34	29	778

Total Corporate Fixed Maturities		$21,324	$2,068	$72	$23,320

At December 31, 2011:
1	Aaa, Aa, A	$12,042	$1,050	$53	$13,039
2	Baa	9,220	761	63	9,918

	Investment grade	21,262	1,811	116	22,957

3	Ba	677	18	25	670
4	B	86	3	2	87
5	C and lower	20	—	3	17
6	In or near default	3	3	—	6

	Below investment grade	786	24	30	780

Total Corporate Fixed Maturities		$22,048	$1,835	$146	$23,737

Asset-backed Securities

At June 30, 2012, the amortized cost and fair value of asset backed securities held were $223 million and $226 million, respectively; at December 31, 2011, those amounts were $260 million and $264 million, respectively. At June 30, 2012, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $20 million and $17 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $44 million and $45 million, respectively.

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

Commercial Mortgage-Backed Securities

June 30, 2012

	Moody’s Agency Rating						Total
					Ba and		December 31,
Vintage	Aaa	Aa	A	Baa	Below	Total	2011
	(In Millions)

At amortized cost:
2004 and Prior Years	$—	$13	$38	$98	$162	$311	$335
2005	—	5	34	109	334	482	482
2006	—	—	—	—	330	330	351
2007	1	—	—	—	107	108	138

Total CMBS	$1	$18	$72	$207	$933	$1,231	$1,306

At fair value:
2004 and Prior Years	$—	$13	$36	$93	$136	$278	$297
2005	—	5	31	99	267	402	378
2006	—	—	—	—	173	173	168
2007	1	—	—	—	52	53	58

Total CMBS	$1	$18	$67	$192	$628	$906	$901

Mortgages

Investment Mix

At June 30, 2012 and December 31, 2011, respectively, approximately 11.8% and 10.7%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	June 30, 2012	December 31, 2011
	(In Millions)

Commercial mortgage loans	$3,611	$3,367
Agricultural mortgage loans	1,445	$1,337

Total Mortgage Loans	$5,056	$4,704

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2012		December 31, 2011
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,590	31.5%	$1,418	30.1%
Middle Atlantic	1,226	24.0	1,214	25.8
South Atlantic	589	11.7	583	12.4
East North Central	520	10.3	503	10.7
Mountain	359	7.1	348	7.4
West North Central	345	6.8	309	6.6
West South Central	331	6.6	239	5.1
East South Central	68	1.4	62	1.3
New England	28	0.6	28	0.6

Total Mortgage Loans	$5,056	100.0%	$4,704	100.0%

By Property Type:
Office buildings	$1,676	33.1%	$1,665	35.4%
Agricultural properties	1,444	28.6	1,337	28.4
Apartment complexes	920	18.2	818	17.4
Industrial buildings	395	7.8	396	8.4
Retail Stores	268	5.3	255	5.4
Hospitality	247	4.9	164	3.5
Other	106	2.1	69	1.5

Total Mortgage Loans	$5,056	100.0%	$4,704	100.0%

At June 30, 2012, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 69.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 45.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2012

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$310	$94	$186	$639	$218	$11	$1,458
50% - 70%	546	188	769	591	85	51	2,230
70% - 90%	—	41	187	467	140	23	858
90% plus	—	—	69	195	81	165	510

Total Commercial and Agricultural Mortgage Loans	$856	$323	$1,211	$1,892	$524	$250	$5,056

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2012.

Mortgage Loans by Year of Origination

	June 30, 2012
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2012	$813	16.1%
2011	1,164	23.0
2010	353	7.0
2009	531	10.5
2008	195	3.9
2007 and prior	2,000	39.5

Total Mortgage Loans	$5,056	100.0%

At June 30, 2012 and December 31, 2011, respectively, $4 million and $7 million of mortgage loans were classified as problem loans while $104 million and $102 million were classified as potential problem loans. At June 30, 2012 there was one loan considered a TDR. The loan shown in the table below was modified during third quarter 2011. The modification lowered existing interest only payments until October 1, 2013, at which time the loan reverts to an amortizing payment. All interest deferred under the modification is due at maturity on November 5, 2014. Due to the nature of the modification, short-term cash flow relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modification of loan terms typically has no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

June 30, 2012

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post-Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	84

Total	1	$84	$84

There were no default payments on the above loan during the second quarter and first six months of 2012.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at June 30, 2012 and 2011.

	2012	2011
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$32	$18
Charge-offs	(20)	—
Recoveries	(1)	—
Provision	23	10

Ending Balance, June 30,	$34	$28

Ending Balance, June 30,:
Individually Evaluated for Impairment	$34	$28

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

Other Equity Investments

At June 30, 2012, private equity partnerships, hedge funds and real-estate related partnerships were 96.3% of total other equity investments. These interests, which represent 3.3% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	June 30, 2012	December 31, 2011
	(In Millions)

Common stock	$53	$53
Joint ventures and limited partnerships:
Private equity	1,093	1,074
Hedge funds	177	201
Real estate related	121	105

Total Other Equity Investments	$1,444	$1,433

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

The Insurance segment periodically, including during the first six months of 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

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

The Insurance segment is exposed to equity market fluctuations through investments in Separate Accounts and has entered into derivative contracts specifically to mitigate such risk.

In second quarter 2012, the Company entered into futures and total return swaps on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets for the remainder of 2012. These positions cover fees expected to be earned through December of the current year from the Company’s Separate Account products.

The tables below present quantitative disclosures about the Insurance segment derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At June 30, 2012			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional Amount	Asset Derivatives	Liability Derivatives	Six Months Ended June 30, 2012
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,733	$—	$—	$(550)
Swaps	1,045	9	81	(135)
Options	2,526	250	151	11

Interest rate contracts:(1)
Floors	2,700	315	—	42
Swaps	16,600	735	466	357
Futures	14,945	—	—	147
Swaptions	9,321	937	—	100

Net investment income (loss)				(28)

Embedded derivatives:
GMIB reinsurance contracts	—	11,381	—	834

GWBL and other features(2)	—	—	334	(43)

Balances, June 30, 2012	$53,870	$13,627	$1,032	$763

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

Derivative Instruments by Category

	At December 31, 2011			Gains (Losses) Reported
		Fair Value		in Net Earnings (Loss)
	Notional	Asset	Liability	Six Months Ended
	Amount	Derivatives	Derivatives	June 30, 2011
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,332	$—	$—	$(281)
Swaps	745	9	20	(29)
Options	1,211	91	85	3

Interest rate contracts:(1)
Floors	3,000	327	—	47
Swaps	9,695	500	313	73
Futures	11,983	—	—	6
Swaptions	7,353	1,029	—	93

Net investment income				(88)

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	(239)

GWBL and other features(2)	—	—	291	32

Total	$40,319	$12,503	$709	$(295)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)

Fixed maturities	$(56)	$(17)	$(57)	$(17)
Other equity investments	—	—	—	—
Derivatives	—	—	—	—
Other	(1)	(10)	(8)	(10)

Total	$(57)	$(27)	$(65)	$(27)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$5	$6	$7	$12
Other	—	—	—	—

Total gross realized investment gains	5	6	7	12

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(49)	(22)	(52)	(22)
Gross losses on sales and maturities	(12)	(1)	(12)	(7)
Credit related losses on sales	—	—	—	—
Other	—	—	—	—

Total gross realized investment losses	(61)	(23)	(64)	(29)

Total	$(56)	$(17)	$(57)	$(17)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)

Fixed Maturities:
Public fixed maturities	$—	$(6)	$—	$(6)
Private fixed maturities	(49)	(16)	(52)	(16)

Total fixed maturities securities	(49)	(22)	(52)	(22)

Equity securities	—	—	—	—
Other invested assets	—	—	—	—

Total	$(49)	$(22)	$(52)	$(22)

At June 30, 2012, the $0 million in OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$3,522	16.6%	$3,102	15.2%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	30	0.1	45	0.2
At contract value, less surrender charge of 5% or more	1,339	6.4	1,355	6.6

Subtotal	1,369	6.5	1,400	6.8

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,267	76.9	15,930	78.0

Total Annuity Reserves And Deposit Liabilities	$21,158	100.0%	$20,432	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $3.6 billion at June 30, 2012 increased $387 million from $3.2 billion at December 31, 2011.

Net cash used in operating activities was $515 million in the first six months of 2012 as compared to net cash used in operating activities of $369 million in the first six months of 2011. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $972 million, $92 million lower than the $1.0 billion in the first six months of 2011. The change was partially due to cash inflows related to derivatives of $225 million as compared to cash outflows of $168 million in the first six months of 2011. There were net purchases of $1.2 billion in the first six months of 2012 as compared to net purchases of $945 million in the first six months of 2011.

Cash flows provided by financing activities increased $471 million from $1.4 billion in the first six months of 2011 to $1.9 billion in the first six months of 2012. The impact of the net deposits to policyholders’ account balances was $2.2 billion and $1.6 billion in the first six months of 2012 and 2011, respectively. Additional AllianceBernstein Holding units were purchased for $95 million and $101 million in the first six months of 2012 and 2011, respectively.

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

Off Balance Sheet Transactions. At June 30, 2012 and December 31, 2011, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 17 of Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $289 million and $428 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2012. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At June 30, 2012, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($10.5 billion at June 30, 2012) and/or letters of credit ($2.1 billion at June 30, 2012). Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $363 million during 2012. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid $181 million and $379 million, respectively, of shareholder dividends during the first six months of 2012 and 2011.

For the second quarter and first six months of 2012 and 2011, respectively, AXA Equitable’s statutory net income (loss) totaled $600 million, $86 million, $42 million and $310 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.6 billion and $4.8 billion at June 30, 2012 and December 31, 2011, respectively.

For additional information, see “Item 1 - Business - Regulation” and “Item 1A - Risk Factors” in the 2011 Form 10-K.

AllianceBernstein

For the first six months of 2012, net cash provided by AllianceBernstein’s operating activities was $241 million, up $198 million from the corresponding 2011 period. The change was primarily due to lower net purchases of investments of $228 million, primarily related to broker-dealer investments and seed capital investments, and a lower increase in broker-dealer related net receivables and segregated U.S. Treasury bills of $167 million, reflecting Rule 15c3-3 requirements, partially offset by lower cash provided by net income of $179 million.

For the first six months of 2012, net cash used in investing activities was $8 million, down $28 million from the corresponding 2011 period. The decrease from the comparable 2011 period was principally the result of the purchase of the remaining 50% Australian joint venture mentioned above during the first quarter of 2011.

For the first six months of 2012, net cash used in financing activities was $390 million, up $108 million from the corresponding 2011 period. The increase reflects repayment of commercial paper of $170 million in the current quarter versus issuance of commercial paper of $90 million in the prior-year quarter, partially offset by lower distributions to the General Partner and unitholders of $137 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).

As of June 30, 2012, AllianceBernstein had $482 million of cash and cash equivalents of which approximately 99.0% is comprised of cash on deposit for its broker dealers to comply with various regulatory capital levels and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $314 million, which includes cash on deposit for AllianceBernstein’s foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds. AllianceBernstein’s intent is to permanently reinvest these earnings outside the U.S. AllianceBernstein currently does not anticipate a liquidity need requiring a repatriation of these funds to the U.S.

At June 30, 2012 and December 31, 2011, respectively, AllianceBernstein had $276 million and $445 million, outstanding under its commercial paper program.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 AB Credit Facility was amended and restated (“2012 AB Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 AB Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment. Effective as of July 13, 2012, through the exercise of the commitment increase provisions of the 2012 AB Credit Facility, the principal amount was increased from $900 million to $1.0 billion. With this increase, the 2012 AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. As of June 30, 2012 and December 31, 2011, AllianceBernstein had no amounts outstanding under the 2012 AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. During May 2012, AllianceBernstein was named an additional borrower under a $100 million SCB LL uncommitted line of credit. As of June 30, 2012, there were no loans outstanding. As of June 30, 2012 and December 31, 2011, AllianceBernstein had no uncommitted bank loans outstanding.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 10, 2012	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Vice President and Chief Financial Officer

Date:	August 10, 2012		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Vice President and Chief Accounting Officer