Form 10-Q
period 2012-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2012-11-09
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, as revised by the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 29, 2012 (as revised, the “2011 Form 10-K”) and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$33,823	$31,992
Mortgage loans on real estate	4,955	4,281
Equity real estate, held for the production of income	107	99
Policy loans	3,516	3,542
Other equity investments	1,683	1,707
Trading securities	1,849	982
Other invested assets	2,113	2,340

Total investments	48,046	44,943
Cash and cash equivalents	2,388	3,227
Cash and securities segregated, at fair value	948	1,280
Broker-dealer related receivables	1,399	1,327
Deferred policy acquisition costs	3,677	3,545
Goodwill and other intangible assets, net	3,679	3,697
Amounts due from reinsurers	3,696	3,542
Loans to affiliates	1,039	1,041
Guaranteed minimum income benefit reinsurance contract asset, at fair value	11,225	10,547
Other assets	5,255	5,340
Separate Accounts’ assets	93,932	86,419

Total Assets	$175,284	$164,908

LIABILITIES
Policyholders’ account balances	$27,673	$26,033
Future policy benefits and other policyholders liabilities	22,232	21,595
Broker-dealer related payables	452	466
Amounts due to reinsurers	65	74
Customers related payables	1,617	1,889
Short-term and long-term debt	441	645
Loans from affiliates	1,325	1,325
Income taxes payable	5,229	5,104
Other liabilities	3,846	3,815
Separate Accounts’ liabilities	93,932	86,419

Total liabilities	156,812	147,365

Commitments and contingent liabilities (Notes 10 and 11)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,749	5,743
Retained earnings	9,756	9,392
Accumulated other comprehensive income (loss)	309	(297)

Total AXA Equitable’s equity	15,816	14,840

Noncontrolling interest	2,656	2,703

Total equity	18,472	17,543

Total Liabilities and Equity	$175,284	$164,908

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$848	$808	$2,497	$2,521
Premiums	123	122	382	407
Net investment income (loss):
Investment income (loss) from derivative instruments	(543)	2,900	(585)	2,809
Other investment income (loss)	561	435	1,739	1,601

Total net investment income (loss)	18	3,335	1,154	4,410

Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	—	(66)	(23)
Portion of loss recognized in other comprehensive income (loss)	—	—	1	1

Net impairment losses recognized	(13)	—	(65)	(22)
Other investment gains (losses), net	(16)	3	(25)	(5)

Total investment gains (losses), net	(29)	3	(90)	(27)

Commissions, fees and other income	924	903	2,630	2,812
Increase (decrease) in the fair value of the reinsurance contract asset	(156)	5,687	678	5,448

Total revenues	1,728	10,858	7,251	15,571

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	639	2,352	2,026	3,514
Interest credited to policyholders’ account balances	316	220	882	713
Compensation and benefits	413	424	1,233	1,393
Commissions	291	312	942	877
Distribution related payments	95	77	261	230
Amortization of deferred sales commissions	11	9	29	29
Interest expense	27	27	81	80
Amortization of deferred policy acquisition costs	110	3,183	438	3,562
Capitalization of deferred policy acquisition costs	(161)	(211)	(536)	(546)
Rent expense	37	61	154	179
Amortization of other intangible assets	6	7	18	19
Other operating costs and expenses	522	220	1,041	984

Total benefits and other deductions	2,306	6,681	6,569	11,034

Earnings (loss) from continuing operations, before income taxes	(578)	4,177	682	4,537
Income tax (expense) benefit	307	(1,321)	(58)	(1,383)

Net earnings (loss)	(271)	2,856	624	3,154
Less: net (earnings) loss attributable to the noncontrolling interest	30	(32)	(79)	(161)

Net Earnings (Loss) Attributable to AXA Equitable	$(241)	$2,824	$545	$2,993

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(271)	$2,856	$624	$3,154

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	258	146	690	320
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(28)	(19)	(80)	(52)

Total other comprehensive income (loss), net of income taxes	230	127	610	268

Comprehensive income (loss)	(41)	2,983	1,234	3,422

Less: Comprehensive (income) loss attributable to noncontrolling interest	25	(10)	(83)	(149)

Comprehensive Income (Loss) Attributable to AXA Equitable	$(16)	$2,973	$1,151	$3,273

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,743	5,593
Changes in capital in excess of par value	6	33

Capital in excess of par value, end of period	5,749	5,626

Retained earnings, beginning of year	10,120	8,085
Impact of implementing new accounting guidance, net of taxes	(728)	(1,241)

Retained earnings, beginning of year as adjusted	9,392	6,844
Net earnings (loss)	545	2,993
Stockholder dividends	(181)	(379)

Retained earnings, end of period	9,756	9,458

Accumulated other comprehensive income (loss), beginning of year	(304)	(629)
Impact of implementing new accounting guidance, net of taxes	7	19

Accumulated other comprehensive income (loss), beginning of year as adjusted	(297)	(610)
Other comprehensive income (loss)	606	280

Accumulated other comprehensive income (loss), end of period	309	(330)

Total AXA Equitable’s equity, end of period	15,816	14,756

Noncontrolling interest, beginning of year	2,703	3,118
Purchase of AllianceBernstein Units by noncontrolling interest	—	1
Repurchase of AllianceBernstein Holding units	(84)	(93)
Purchase of noncontrolling interest in consolidated entity	—	(30)
Net earnings (loss) attributable to noncontrolling interest	79	161
Dividends paid to noncontrolling interest	(144)	(252)
Other comprehensive income (loss) attributable to noncontrolling interest	4	(12)
Other changes in noncontrolling interest	98	78

Noncontrolling interest, end of period	2,656	2,971

Total Equity, End of Period	$18,472	$17,727

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
	(In Millions)

Net earnings (loss)	$624	3,154
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	882	713
Universal life and investment-type product policy fee income	(2,497)	(2,521)
Net change in broker-dealer and customer related receivables/payables	(393)	82
(Income) loss related to derivative instruments	585	(2,809)
Investment (gains) losses, net	90	27
Change in segregated cash and securities, net	332	(84)
Change in deferred policy acquisition costs	(98)	3,016
Change in future policy benefits	410	1,839
Change in income taxes payable	(274)	1,348
Change in accounts payable and accrued expenses	81	74
Change in the fair value of the reinsurance contract asset	(678)	(5,448)
Contribution to pension plans	(265)	(672)
Amortization of deferred compensation	12	170
Amortization of deferred sales commission	29	29
Other depreciation and amortization	125	107
Amortization of reinsurance cost	40	151
Amortization of other intangibles	18	19
Other, net	154	181

Net cash provided by (used in) operating activities	(823)	(624)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,665	2,866
Sales of investments	1,217	1,126
Purchases of investments	(6,006)	(5,598)
Cash settlements related to derivative instruments	(294)	1,633
Change in short-term investments	10	8
Investment in capitalized software, leasehold improvements and EDP equipment	(52)	(67)
Other, net	(41)	84

Net cash provided by (used in) investing activities	(2,501)	52

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 - CONTINUED

(UNAUDITED)

	2012	2011
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$3,904	3,158
Withdrawals	(600)	(431)
Change in short-term financings	(200)	(53)
Change in collateralized pledged assets	(4)	64
Change in collateralized pledged liabilities	(157)	1,022
Shareholder dividend paid	(181)	(379)
Repurchase of AllianceBernstein Holding units	(135)	(146)
Distribution to noncontrolling interests in consolidated subsidiaries	(144)	(252)
Other, net	2	(5)

Net cash provided by (used in) financing activities	2,485	2,978

Change in cash and cash equivalents	(839)	2,406
Cash and cash equivalents, beginning of year	3,227	2,155

Cash and Cash Equivalents, End of Period	$2,388	$4,561

Supplemental cash flow information:
Interest Paid	$54	$53

Income Taxes Paid (Refunded)	$269	$12

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

At September 30, 2012 and December 31, 2011, the Company’s economic interest in AllianceBernstein was 38.1% and 37.3%, respectively. At September 30, 2012 and December 31, 2011, respectively, AXA and its subsidiaries’ (including AXA Financial Group) economic interest in AllianceBernstein was approximately 64.2% and 64.6%.

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

The terms “third quarter 2012” and “third quarter 2011” refer to the three months ended September 30, 2012 and 2011, respectively. The terms “first nine months of 2012” and “first nine months of 2011” refer to the nine months ended September 30, 2012 and 2011, respectively.

2)	NEW ACCOUNTING PRONOUNCEMENTS

Retrospective Adoption of Accounting Pronouncements

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

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of earnings (loss):

	As Previously Reported	Adjustment	As Adjusted
	(In Millions)
Three Months Ended September 30, 2011
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$3,983	$(800)	$3,183
Capitalization of deferred policy acquisition costs	(281)	70	(211)
Earnings (loss) from continuing operations, before income taxes	3,447	730	4,177
Income tax (expense) benefit	(1,069)	(252)	(1,321)
Net earnings (loss)	2,378	478	2,856
Net Earnings (Loss) Attributable to AXA Equitable	2,346	478	2,824

Nine Months Ended September 30, 2011
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$4,548	$(986)	$3,562
Capitalization of deferred policy acquisition costs	(751)	205	(546)
Earnings (loss) from continuing operations, before income taxes	3,756	781	4,537
Income tax (expense) benefit	(1,114)	(269)	(1,383)
Net earnings (loss)	2,642	512	3,154
Net Earnings (Loss) Attributable to AXA Equitable	2,481	512	2,993

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of cash flows:

	As Previously Reported	Adjustment	As Adjusted
	(In Millions)
Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net earnings (loss)	$2,642	$512	$3,154
Change in deferred policy acquisition costs	3,797	(781)	3,016
Change in income taxes payable	1,079	269	1,348

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

Future Adoption of New Accounting Pronouncements

In July 2012, the FASB issued new guidance on testing indefinite-lived intangible assets for impairment. The guidance is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted for certain companies. Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
September 30, 2012:
Fixed Maturities:
Corporate	$20,703	$2,425	$31	$23,097	$—
U.S. Treasury, government and agency	4,667	558	1	5,224	—
States and political subdivisions	445	85	1	529	—
Foreign governments	439	80	—	519	—
Commercial mortgage-backed	1,214	13	314	913	13
Residential mortgage-backed(1)	2,041	109	—	2,150	—
Asset-backed(2)	196	11	6	201	5
Redeemable preferred stock	1,157	63	30	1,190	—

Total Fixed Maturities	30,862	3,344	383	33,823	18

Equity securities	19	1	—	20	—

Total at September 30, 2012	$30,881	$3,345	$383	$33,843	$18

December 31, 2011:
Fixed Maturities:
Corporate	$21,444	$1,840	$147	$23,137	$—
U.S. Treasury, government and agency	3,598	350	—	3,948	—
States and political subdivisions	478	64	2	540	—
Foreign governments	461	65	1	525	—
Commercial mortgage-backed	1,306	7	411	902	22
Residential mortgage-backed(1)	1,556	90	—	1,646	—
Asset-backed(2)	260	15	11	264	6
Redeemable preferred stock	1,106	38	114	1,030	—

Total Fixed Maturities	30,209	2,469	686	31,992	28

Equity securities	18	1	—	19	—

Total at December 31, 2011	$30,227	$2,470	$686	$32,011	$28

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At September 30, 2012 and December 31, 2011, respectively, the Company had trading fixed maturities with an amortized cost of $173 million and $172 million and carrying values of $178 million and $172 million. Gross unrealized gains on trading fixed maturities were $9 million and $4 million and gross unrealized losses were $4 million and $4 million at September 30, 2012 and December 31, 2011, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2012 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at September 30, 2012

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,359	$2,390
Due in years two through five	5,939	6,428
Due in years six through ten	9,502	10,806
Due after ten years	8,454	9,745

Subtotal	26,254	29,369
Commercial mortgage-backed securities	1,214	913
Residential mortgage-backed securities	2,041	2,150
Asset-backed securities	196	201

Total	$29,705	$32,633

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the third quarter and first nine months of 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)

Proceeds from sales	$54	$16	$82	$289

Gross gains on sales	$1	$—	$4	$4

Gross losses on sales	$(2)	$—	$(11)	$(6)

Total OTTI	$(13)	$—	$(66)	$(23)
Non-credit losses recognized in OCI	—	—	1	1

Credit losses recognized in earnings (loss)	$(13)	$—	$(65)	$(22)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)

Balances, beginning of period	$(369)	$(328)	$(332)	$(329)
Previously recognized impairments on securities that matured, paid, prepaid or sold	16	2	31	25
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(13)	—	(33)	(22)
Additional impairments this period on securities previously impaired	—	—	(32)	—
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at September 30,	$(366)	$(326)	$(366)	$(326)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2012	December 31, 2011
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(2)	$(47)
All other	2,963	1,830
Equity securities	1	1

Net Unrealized Gains (Losses)	$2,962	$1,784

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2012	$(14)	$1	$3	$3	$(7)
Net investment gains (losses) arising during the period	12	—	—	—	12
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(4)	(4)
Policyholders liabilities	—	—	—	—	—

Balance, September 30, 2012	$(2)	$1	$3	$(1)	$1

Balance, July 1, 2011	$(9)	$1	$2	$2	$(4)
Net investment gains (losses) arising during the period	(23)	—	—	—	(23)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	3	—	—	3
Deferred income taxes	—	—	—	6	6
Policyholders liabilities	—	—	5	—	5

Balance, September 30, 2011	$(32)	$4	$7	$8	$(13)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	14	—	—	—	14
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	—	—	—	32
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(13)	(13)
Policyholders liabilities	—	—	(3)	—	(3)

Balance, September 30, 2012	$(2)	$1	$3	$(1)	$1

Balance, January 1, 2011	$(16)	$3	$2	$4	$(7)
Net investment gains (losses) arising during the period	(15)	—	—	—	(15)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	4	4
Policyholders liabilities	—	—	5	—	5

Balance, September 30, 2011	$(32)	$4	$7	$8	$(13)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2012	$2,456	$(172)	$(402)	$(659)	$1,223
Net investment gains (losses) arising during the period	497	—	—	—	497
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	11	—	—	—	11
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(12)	—	—	(12)
Deferred income taxes	—	—	—	(130)	(130)
Policyholders liabilities	—	—	(123)	—	(123)

Balance, September 30, 2012	$2,964	$(184)	$(525)	$(789)	$1,466

Balance, July 1, 2011	$1,174	$(135)	$(160)	$(308)	$571
Net investment gains (losses) arising during the period	525	—	—	—	525
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(27)	—	—	(27)
Deferred income taxes	—	—	—	(101)	(101)
Policyholders liabilities	—	—	(216)	—	(216)

Balance, September 30, 2011	$1,705	$(162)	$(376)	$(409)	$758

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$1,831	$(206)	$(385)	$(433)	$807
Net investment gains (losses) arising during the period	1,097	—	—	—	1,097
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	35	—	—	—	35
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	22	—	—	22
Deferred income taxes	—	—	—	(356)	(356)
Policyholders liabilities	—	—	(140)	—	(140)

Balance, September 30, 2012	$2,964	$(184)	$(525)	$(789)	$1,466

Balance, January 1, 2011	$889	$(108)	$(121)	$(232)	$428
Net investment gains (losses) arising during the period	826	—	—	—	826
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(11)	—	—	—	(11)
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	(54)	—	—	(54)
Deferred income taxes	—	—	—	(177)	(177)
Policyholders liabilities	—	—	(255)	—	(255)

Balance, September 30, 2011	$1,705	$(162)	$(376)	$(409)	$758

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 372 issues at September 30, 2012 and the 535 issues at December 31, 2011 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

September 30, 2012:
Fixed Maturities:
Corporate	$265	$(5)	$419	$(26)	$684	$(31)
U.S. Treasury, government and agency	389	(1)	—	—	389	(1)
States and political subdivisions	—	—	20	(1)	20	(1)
Foreign governments	6	—	2	—	8	—
Commercial mortgage-backed	44	(3)	823	(311)	867	(314)
Residential mortgage-backed	4	—	1	—	5	—
Asset-backed	7	—	38	(6)	45	(6)
Redeemable preferred stock	44	—	486	(30)	530	(30)

Total	$759	$(9)	$1,789	$(374)	$2,548	$(383)

December 31, 2011:
Fixed Maturities:
Corporate	$1,910	$(96)	$389	$(51)	$2,299	$(147)
U.S. Treasury, government and agency	149	—	—	—	149	—
States and political subdivisions	—	—	18	(2)	18	(2)
Foreign governments	30	(1)	5	—	35	(1)
Commercial mortgage-backed	79	(27)	781	(384)	860	(411)
Residential mortgage-backed	—	—	1	—	1	—
Asset-backed	49	—	44	(11)	93	(11)
Redeemable preferred stock	341	(28)	325	(86)	666	(114)

Total	$2,558	$(152)	$1,563	$(534)	$4,121	$(686)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2012 and December 31, 2011 were $139 million and $139 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2012 and December 31, 2011, respectively, approximately $2,185 million and $2,179 million, or 7.1% and 7.2%, of the $30,862 million and $30,209 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $281 million and $455 million at September 30, 2012 and December 31, 2011, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At September 30, 2012 and December 31, 2011, respectively, the Company owned $18 million and $23 million in RMBS backed by subprime residential mortgage loans and $11 million and $13 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2012, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $22 million.

For the third quarter and first nine months of 2012 and 2011, investment income is shown net of investment expenses of $17 million, $43 million, $28 million and $53 million, respectively.

At September 30, 2012 and December 31, 2011, respectively, the amortized cost of the Company’s trading account securities was $1,810 million and $1,014 million with respective fair values of $1,849 million and $982 million. Also at September 30, 2012 and December 31, 2011, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $51 million and $48 million and costs of $50 million and $50 million as well as other equity securities with carrying values of $20 million and $19 million and costs of $19 million and $18 million.

In the third quarter and first nine months of 2012 and 2011, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $25 million, $57 million, $(80) million and $(71) million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2012 and December 31, 2011, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $52 million for commercial and $1 million and $5 million for agricultural, respectively.

Troubled Debt Restructurings

At September 30, 2012, there was one loan considered a Troubled Debt Restructuring (“TDR”). The loan shown in the table below was modified during third quarter 2011. The modification lowered existing interest only payments until October 1, 2013, at which time the loan reverts to an amortizing payment. All interest deferred under the modification is due at maturity on November 5, 2014. Due to the nature of the modification, short-term cash flow relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modification of loan terms typically has no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

September 30, 2012
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	84

Total	1	$84	$84

There were no default payments on the above loan during the third quarter and first nine months of 2012.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first nine months of 2012 and 2011 are as follows:

	2012	2011
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$32	$18
Charge-offs	(20)	—
Recoveries	(1)	(7)
Provision	24	22

Ending balance, September 30,	$35	$33

Ending balance, September 30,:
Individually Evaluated for Impairment	$35	$33

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

There were no allowances for credit losses for agricultural mortgage loans for the first nine months of 2012 and 2011.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at September 30, 2012 and December 31, 2011.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2012

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$214	$—	$6	$1	$28	$—	$249
50% - 70%	322	157	620	704	—	—	1,803
70% - 90%	—	41	235	359	155	15	805
90% plus	—	—	—	237	89	165	491

Total Commercial Mortgage Loans	$536	$198	$861	$1,301	$272	$180	$3,348

Agricultural Mortgage Loans(1)
0% - 50%	$174	$91	$198	$284	$198	$54	$999
50% - 70%	113	30	125	206	106	52	632
70% - 90%	—	—	—	1	2	8	11
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$287	$121	$323	$491	$306	$114	$1,642

Total Mortgage Loans(1)
0% - 50%	$388	$91	$204	$285	$226	$54	$1,248
50% - 70%	435	187	745	910	106	52	2,435
70% - 90%	—	41	235	360	157	23	816
90% plus	—	—	—	237	89	165	491

Total Mortgage Loans	$823	$319	$1,184	$1,792	$578	$294	$4,990

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$182	$—	$33	$30	$31	$—	$276
50% - 70%	201	252	447	271	45	—	1,216
70% - 90%	—	41	280	318	213	—	852
90% plus	—	—	84	135	296	117	632

Total Commercial Mortgage Loans	$383	$293	$844	$754	$585	$117	$2,976

Agricultural Mortgage Loans(1)
0% - 50%	$150	$89	$175	$247	$190	$8	$859
50% - 70%	68	15	101	158	82	45	469
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$218	$104	$276	$406	$272	$61	$1,337

Total Mortgage Loans(1)
0% - 50%	$332	$89	$208	$277	$221	$8	$1,135
50% - 70%	269	267	548	429	127	45	1,685
70% - 90%	—	41	280	319	213	8	861
90% plus	—	—	84	135	296	117	632

Total Mortgage Loans	$601	$397	$1,120	$1,160	$857	$178	$4,313

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2012 and December 31, 2011, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

September 30, 2012
Commercial	$—	$—	$—	$—	$3,348	$3,348	$—
Agricultural	5	15	5	25	1,617	1,642	5

Total Mortgage Loans	$5	$15	$5	$25	$4,965	$4,990	$5

December 31, 2011
Commercial	$61	$—	$—	$61	$2,915	$2,976	$—
Agricultural	5	1	7	13	1,324	1,337	3

Total Mortgage Loans	$66	$1	$7	$74	$4,239	$4,313	$3

The following table provides information regarding impaired mortgage loans at September 30, 2012 and December 31, 2011, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

September 30, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	1	1	—	2	—

Total	$1	$1	$—	$2	$—

With related allowance recorded:
Commercial mortgage loans - other	$170	$170	$(35)	$170	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$170	$170	$(35)	$170	$2

December 31, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	5	5	—	5	—

Total	$5	$5	$—	$5	$—

With related allowance recorded:
Commercial mortgage loans - other	$202	$202	$(32)	$152	$8
Agricultural mortgage loans	—	—	—	—	—

Total	$202	$202	$(32)	$152	$8

(1)	Represents a five-quarter average of recorded amortized cost.

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

Derivative Instruments by Category

	At September 30, 2012			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2012

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,525	$2	$—	$(948)
Swaps	996	2	117	(243)
Options	3,523	410	195	55

Interest rate contracts:(1)
Floors	2,700	317	—	68
Swaps	17,072	635	480	411
Futures	15,946	—	—	132
Swaptions	8,929	761	—	(60)

Other freestanding contracts:(1)
Foreign currency contracts	93	—	1	—

Net investment income (loss)				(585)

Embedded derivatives:
GMIB reinsurance contracts	—	11,225	—	678

GWBL and other features(2) (3)	—	—	287	4

Total, September 30, 2012	$55,784	$13,352	$1,080	$97

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.
(3)	GWBL, guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and GIB, (collectively “GWBL and other features”).

	At December 31, 2011			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2011

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,443	$—	$2	$572
Swaps	784	10	21	90
Options	1,211	92	85	(38)

Interest rate contracts:(1)
Floors	3,000	327	—	128
Swaps	9,826	503	317	512
Futures	11,983	—	—	798
Swaptions	7,354	1,029	—	746

Other freestanding contracts:(1)
Foreign currency contracts	38	—	—	1

Net investment income (loss)				2,809

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	5,448

GWBL and other features(2)	—	—	291	(214)

Total	$40,639	$12,508	$716	$8,043

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

The Company periodically, including during the first nine months of 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

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

The Company is exposed to equity market fluctuations through investments in Separate Accounts and has entered into equity total return swap derivative contracts specifically to minimize such risk.

In second quarter 2012, the Company entered into futures and total return swaps on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions cover fees expected to be earned through December of the current year from the Company’s Separate Account products.

At September 30, 2012, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $306 million. At September 30, 2012, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $117 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, EAFE and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $8 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at September 30, 2012 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. At September 30, 2012 and December 31, 2011, respectively, the Company held $1,256 million and $1,438 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating. In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2012 and December 31, 2011, respectively, were $3 million and $4 million, for which the Company posted collateral of $4 million at September 30, 2012 and held collateral of $3 million at December 31, 2011, respectively, in the normal operation of its collateral arrangements. If the investment grade related contingent features had been triggered on September 30, 2012, the Company would not have been required to post material collateral to its counterparties.

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

Summarized financial information for the Closed Block follows:

	September 30, 2012	December 31, 2011
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,997	$8,121
Policyholder dividend obligation	377	260
Other liabilities	49	86

Total Closed Block liabilities	8,423	8,467

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,268 and $5,342)	5,784	5,686
Mortgage loans on real estate	1,224	1,205
Policy loans	1,036	1,061
Cash and other invested assets	11	30
Other assets	110	207

Total assets designated to the Closed Block	8,165	8,189

Excess of Closed Block liabilities over assets designated to the Closed Block	258	278

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(52) and $(33) and policyholder dividend obligation of $(377) and $(260)	97	62

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$355	$340

Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)

REVENUES:
Premiums and other income	$74	$84	$234	$265
Net investment income (loss)	104	109	316	327
Net investment gains (losses)	1	—	(9)	(6)

Total revenues	179	193	541	586

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	179	181	564	581
Other operating costs and expenses	—	—	—	1

Total benefits and other deductions	179	181	564	582

Net revenues before income taxes	—	12	(23)	4
Income tax (expense) benefit	—	(4)	8	(1)

Net Revenues (Losses)	$—	$8	$(15)	$3

Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2012	2011
	(In Millions)

Balances, beginning of year	$260	$119
Unrealized investment gains (losses)	117	133

Balances, End of Period	$377	$252

5)	GMDB, GMIB, GWBL AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB and GWBL

The Company has certain variable annuity contracts with GMDB, GMIB and GWBL features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2012	$1,593	$4,130	$5,723
Paid guarantee benefits	(180)	(58)	(238)
Other changes in reserve	290	403	693

Balance at September 30, 2012	$1,703	$4,475	$6,178

Balance at January 1, 2011	$1,265	$2,311	$3,576
Paid guarantee benefits	(142)	(33)	(175)
Other changes in reserve	389	1,591	1,980

Balance at September 30, 2011	$1,512	$3,869	$5,381

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2012	2011
	(In Millions)

Balance, beginning of year	$716	$533
Paid guarantee benefits	(78)	(58)
Other changes in reserve	163	215

Balance, End of Period	$801	$690

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2012 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,731	$226	$103	$480	$13,540
Separate Accounts	$30,065	$7,409	$3,797	$34,727	$75,998
Net amount at risk, gross	$816	$842	$2,718	$13,636	$18,012
Net amount at risk, net of amounts reinsured	$816	$515	$1,835	$5,473	$8,639
Average attained age of contractholders	48.5	63.7	69.3	64.5	53.0
Percentage of contractholders over age 70	8.2%	29.0%	49.3%	30.4%	14.8%
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$24	$588	$612
Separate Accounts	N/A	N/A	$2,541	$46,567	$49,108
Net amount at risk, gross	N/A	N/A	$1,946	$9,298	$11,244
Net amount at risk, net of amounts reinsured	N/A	N/A	$577	$2,501	$3,078
Weighted average years remaining until annuitization	N/A	N/A	0.3	4.7	4.4
Range of contractually specified interest rates	N/A	N/A	3% - 6%	3% - 6.5%	3% - 6.5%

The liability for GWBL and other features, not included above, was $287 million and $291 million at September 30, 2012 and December 31, 2011, respectively, which are accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2012	December 31, 2011
	(In Millions)

GMDB:
Equity	$52,114	$46,207
Fixed income	3,770	3,810
Balanced	19,567	19,525
Other	547	652

Total	$75,998	$70,194

GMIB:
Equity	$33,231	$29,819
Fixed income	2,335	2,344
Balanced	13,271	13,379
Other	271	345

Total	$49,108	$45,887

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At September 30, 2012, the total account value and net amount at risk of the hedged variable annuity contracts were $38,449 million and $6,961 million, respectively, with the GMDB feature and $21,620 million and $2,508 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2012	$470	$(262)	$208
Other changes in reserves	71	(32)	39

Balance at September 30, 2012	$541	$(294)	$247

Balance at January 1, 2011	$375	$(231)	$144
Other changes in reserves	40	(14)	26

Balance at September 30, 2011	$415	$(245)	$170

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2012 and December 31, 2011, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at September 30, 2012

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$22,725	$365	$23,097
U.S. Treasury, government and agency	—	5,224	—	5,224
States and political subdivisions	—	478	51	529
Foreign governments	—	499	20	519
Commercial mortgage-backed	—	—	913	913
Residential mortgage-backed(1)	—	2,140	10	2,150
Asset-backed(2)	—	66	135	201
Redeemable preferred stock	276	899	15	1,190

Subtotal	283	32,031	1,509	33,823

Other equity investments	71	—	58	129
Trading securities	425	1,424	—	1,849
Other invested assets:
Short-term investments	—	122	—	122
Swaps	—	40	—	40
Futures	2	—	—	2
Options	—	215	—	215
Floors	—	317	—	317
Swaptions	—	760	—	760

Subtotal	2	1,454	—	1,456

Cash equivalents	1,715	—	—	1,715
Segregated securities	—	948	—	948
GMIB reinsurance contracts	—	—	11,225	11,225
Separate Accounts’ assets	90,559	2,855	228	93,642

Total Assets	$93,055	$38,712	$13,020	$144,787

Liabilities
GWBL and other features’ liability	$—	$—	$287	$287

Total Liabilities	$—	$—	$287	$287

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
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

At September 30, 2012 and December 31, 2011, respectively, the fair value of public fixed maturities is approximately $25,920 million and $24,534 million or approximately 19.5% and 19.8% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At September 30, 2012 and December 31, 2011, respectively, the fair value of private fixed maturities is approximately $7,903 million and $7,459 million or approximately 6.0% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at September 30, 2012 and December 31, 2011, respectively, the net fair value of freestanding derivative positions is approximately $1,334 million and $1,536 million or approximately 63.1% and 65.6% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $3 million at September 30, 2012 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at September 30, 2012.

At September 30, 2012 and December 31, 2011, respectively, investments classified as Level 1 comprise approximately 70.2% and 70.2% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2012 and December 31, 2011, respectively, investments classified as Level 2 comprise approximately 28.4% and 28.2% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2012 and December 31, 2011, respectively, approximately $2,179 million and $1,718 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At September 30, 2012 and December 31, 2011, respectively, investments classified as Level 3 comprise approximately 1.4% and 1.6% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2012 and December 31, 2011, respectively, were approximately $243 million and $347 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,058 million and $1,082 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GWBL related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GWBL feature over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GWBL features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $565 million and $688 million at September 30, 2012 and December 31, 2011, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GWBL and other features’ liability embedded derivative at September 30, 2012. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In the first nine months of 2012, AFS fixed maturities with fair values of $80 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $12 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at September 30, 2012. In the first quarter of 2012, one of the Company’s private securities went public and as a result, $14 million was transferred from a Level 3 classification to a Level 2 classification. In the third quarter of 2012, $6 million was transferred from a Level 2 classification to a Level 1 classification due to the lapse of the trading restriction period for one of the Company’s public securities.

In the first nine months of 2011, AFS fixed maturities with fair values of $62 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $31 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at September 30, 2011. In the second quarter of 2011, $21 million was transferred from a Level 2 classification to a Level 1 classification due to the lapse of the trading restriction period for one of the Company’s public securities. In the third quarter of 2011, $3 million was transferred from a Level 2 classification to a Level 1 classification due to the lapse of the trading restriction period for one of the Company’s public securities.

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2012 and 2011, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, July 1, 2012	$383	$52	$—	$906	$11	$139
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	2	—	—	(14)	—	—

Subtotal	2	—	—	(14)	—	—

Other comprehensive income (loss)	12	—	1	24	—	2
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(17)	(1)	—	(3)	(1)	(6)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	5	—	19	—	—	—
Transfers out of Level 3(1)	(20)	—	—	—	—	—

Balance, September 30, 2012	$365	$51	$20	$913	$10	$135

Balance, July 1, 2011	$406	$49	$21	$1,004	$—	$116
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—

Subtotal	1	—	—	—	—	—

Other comprehensive income (loss)	(6)	3	(1)	(97)	—	(1)
Purchases	109	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(14)	—	—	(2)	—	(6)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	25	—	—	—	2	2
Transfers out of Level 3(1)	(34)	—	—	—	—	—

Balance, September 30, 2011	$487	$52	$20	$905	$2	$111

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	1	—	—
Investment gains (losses), net	2	—	—	(69)	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	2	—	—	(68)	—	—

Other comprehensive income (loss)	13	(1)	1	103	—	2
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(37)	(1)	—	(24)	(4)	(19)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	12	—	—	—	—	—
Transfers out of Level 3(1)	(57)	—	(3)	—	—	(20)

Balance, September 30, 2012	$365	$51	$20	$913	$10	$135

Balance, January 1, 2011	$320	$49	$21	$1,103	$—	$148
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	3	—	—	1	—	—
Investment gains (losses), net	—	—	—	(20)	—	1
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	—	—	—

Subtotal	3	—	—	(19)	—	1

Other comprehensive income (loss)	(7)	4	(1)	(42)	—	1
Purchases	208	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(22)	(1)	—	(137)	—	(21)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	28	—	—	—	2	1
Transfers out of Level 3(1)	(43)	—	—	—	—	(19)

Balance, September 30, 2011	$487	$52	$20	$905	$2	$111

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, July 1, 2012	$15	$58	$—	$11,381	$222	$334
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	6	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(201)	—	—
Policyholders’ benefits	—	—	—	—	—	(61)

Subtotal	—	—	—	(201)	6	(61)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	—	—	—	61	3	14
Issues	—	—	—	—	—	—
Sales	—	—	—	(16)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2012	$15	$58	$—	$11,225	$228	$287

Balance, July 1, 2011	$2	$72	$—	$4,367	$220	$62
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	1	7	—	3	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	5,639	—	—
Policyholders’ benefits	—	—	—	—	—	241

Subtotal	1	1	7	5,639	3	241

Other comprehensive income (loss)	—	(1)	—	—	—	—
Purchases	—	—	—	60	2	5
Issues	—	—	—	—	—	—
Sales	—	(1)	—	(12)	(9)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2011	$3	$71	$7	$10,054	$216	$308

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	9	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	542	—	—
Policyholders’ benefits	—	—	—	—	—	(40)

Subtotal	—	—	—	542	9	(40)

Other comprehensive income (loss)	1	(19)	—	—	—	—
Purchases	—	—	—	182	8	36
Issues	—	—	—	—	—	—
Sales	—	—	—	(46)	(2)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	2	—	—	—

Balance, September 30, 2012	$15	$58	$—	$11,225	$228	$287

Balance, January 1, 2011	$2	$73	$—	$4,606	$207	$94
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	7	—	12	—
Investment gains (losses), net	—	1	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	5,295	—	—
Policyholders’ benefits	—	—	—	—	—	199

Subtotal	1	1	7	5,295	12	199

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	—	2	—	179	9	15
Issues	—	—	—	—	—	—
Sales	—	(5)	—	(26)	(10)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2011	$3	$71	$7	$10,054	$216	$308

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2012 and 2011 by category for Level 3 assets and liabilities still held at September 30, 2012 and 2011, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2012
Held at September 30, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$13	$—
Commercial mortgage-backed	—	—	—	24	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$39	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(156)	—	—
Separate Accounts’ assets	—	6	—	—	—
GWBL and other features’ liability	—	—	—	—	47

Total	$—	$6	$(156)	$39	$47

Level 3 Instruments
Third Quarter 2011
Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(6)	$—
Commercial mortgage-backed	—	—	—	(97)	—
Asset-backed	—	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	3	—

Subtotal	$—	$—	$—	$(101)	$—

Other invested assets	7	—	—	—	—
Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	5,687	—	—
Separate Accounts’ assets	—	4	—	—	—
GWBL and other features’ liability	—	—	—	—	(246)

Total	$7	$4	$5,687	$(101)	$(246)

(1)	There were no Equity securities classified as AFS, Cash equivalents or Segregated securities at September 30, 2012 and 2011.

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)

Level 3 Instruments
First Nine Months of 2012
Held at September 30, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$13	$—
Commercial mortgage-backed	—	—	—	102	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	2	—

Subtotal	$—	$—	$—	$119	$—

Other equity investments	—	—	—	(19)	—
GMIB reinsurance contracts	—	—	678	—	—
Separate Accounts’ assets	—	9	—	—	—
GWBL and other features’ liability	—	—	—	—	4

Total	$—	$9	$678	$100	$4

Level 3 Instruments
First Nine Months of 2011
Held at September 30, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(7)	$—
Commercial mortgage-backed	—	—	—	(48)	—
Asset-backed	—	—	—	1	—
Other fixed maturities, available-for-sale	—	—	—	3	—

Subtotal	$—	$—	$—	$(51)	$—

Other invested assets	7	—	—	—	—
Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	5,448	—	—
Separate Accounts’ assets	—	12	—	—	—
GWBL and other features’ liability	—	—	—	—	(214)

Total	$7	$12	$5,448	$(51)	$(214)

(1)	There were no Equity securities classified as AFS, Cash equivalents or Segregated securities at September 30, 2012 and 2011.

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$95	Matrix pricing model	Spread over the industry-specific benchmark yield curve	0 bps - 6 bps

Commercial mortgage-backed	903	Discounted Cash flow	Constant default rate	3.0% - 25.0%
			Probability of default	55.0%
			Loss severity	49.0%
			Discount rate	7.0% - 14.0%

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	0.46 bps

Asset-backed	25	Matrix pricing model	Spread over U.S. Treasury curve	0 bps - 6.95 bps

Other equity investments	58	Market comparable	Revenue multiple	0.7x - 45.9x
		companies	R&D multiple	1.3x - 37.4x
			Discount rate	18.0%
			Discount years	1 - 2
			Discount for lack of marketability
			and risk factors	50.0% -60.0%

Separate Accounts’ assets	228	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.6%
			Discount rate	7.7%
		Discounted cash flow	Spread over U.S. Treasury curve	275 bps -380 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 2.0%

GMIB reinsurance contracts	11,225	Discounted Cash flow	Lapse Rates	0.9% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	15 bps -55 bps
			Volatility rates - Equity	24.0%- 36.0%

Liabilities:
GMWB/GWBL(1)	$209	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	24.0% -36.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the table above are approximately $485 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 27.0% of total assets classified as Level 3 and represent only 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the table above are approximately $95 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 at September 30, 2012 that is determined by application of a matrix pricing model, representing approximately 26.0% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Commercial mortgage-backed securities classified as Level 3 consist of holdings subordinate to the AAA-tranche position and for which the Company applies a discounted cash flow methodology to measure fair value. The process for determining fair value first adjusts the contractual principal and interest payments to reflect performance expectations and then discounts the securities’ cash flows to reflect an appropriate risk-adjusted return. The significant unobservable inputs used in these fair value measurements are default rate and probability, loss severity, and the discount rate. An increase either in the cumulative default rate, probability of default, or loss severity would result in a decrease in the fair value of these securities; generally, those assumptions would change in a directionally similar manner. A decrease in the discount rate would result in directionally inverse movement in the fair value measurement of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the table above are approximately 10.0% of the total fair value of these Level 3 securities at September 30, 2012 that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the table above are approximately 18.5% of the total fair value of these Level 3 securities at September 30, 2012 that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 are approximately $22 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of September 30, 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $17 million.

Separate Accounts’ assets classified as Level 3 primarily consist of private equity investments with fair value of approximately $194 million, including approximately $189 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $23 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $5 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over US

Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at September 30, 2012 consist of mortgage- and asset-backed securities with fair values of approximately $5 million and $6 million, respectively, and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at September 30, 2012 and December 31, 2011 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	September 30, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,955	$—	$—	$5,130	$5,130
Other limited partnership interests	1,554	—	—	1,554	1,554
Loans to affiliates	1,039	—	782	404	1,186
Policyholders liabilities: Investment contracts	2,494	—	—	2,682	2,682
Long-term debt	200	—	238	—	238
Loans from affiliates	1,325	—	1,677	—	1,677

	December 31, 2011
	Carrying Value	Fair Value
	(In Millions)

Consolidated:
Mortgage loans on real estate	$4,281	$4,432
Other limited partnership interests	1,582	1,582
Loans to affiliates	1,041	1,097
Policyholders liabilities: Investment contracts	2,549	2,713
Long-term debt	200	220
Loans from affiliates	1,325	1,485

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

The Health Acts signed into law in March 2010, have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Management, in consultation with its actuarial advisors in respect of the Plan, has concluded the Health Acts have no material impact on the calculations on future benefit levels due to the caps on the Company subsidy. Any increases in plan cost, including those associated under the Excise Tax on high cost plans, are anticipated to be passed on to retirees.

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

In the first nine months of 2012, cash contributions made by AXA Equitable and AllianceBernstein to their respective qualified plans were $260 million and $5 million. AXA Equitable and AllianceBernstein do not intend to make any additional contributions this year.

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

Components of certain benefit costs for the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Millions)

Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$8	$11	$30	$31
Interest cost	28	30	81	90
Expected return on assets	(40)	(30)	(109)	(90)
Net amortization	41	37	123	109

Net Periodic Pension Expense	$37	$48	$125	$140

8)	SHARE-BASED COMPENSATION PROGRAMS

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

For the third quarter and first nine months of 2012 and 2011, respectively, the Company recognized compensation cost of $14 million, $30 million, $46 million and $162 million for share-based payment arrangements as further described herein.

On March 16, 2012, under the terms of the AXA Performance Unit Plan 2012, AXA awarded approximately 2.3 million unearned performance units to employees of AXA Equitable. The extent to which 2012-2013 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 15, 2015. In the third quarter and first nine months of 2012, the expense associated with the March 16, 2012 grant of performance units was approximately $3 million and $9 million, respectively.

On March 16, 2012, approximately 900,790 options to purchase AXA ordinary shares were granted to AXA Equitable employees under the terms of the Stock Option Plan at an exercise price of 12.22 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 370,426 of the total options awarded on March 16, 2012 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 16, 2012 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.48 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 39.89%, a weighted average expected term of 5.6 years, an expected dividend yield of 7.54% and a risk-free interest rate of 1.8%. The total fair value of these options (net of expected forfeitures) of approximately $2 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In third quarter and first nine months of 2012, the expense associated with the March 16, 2012 grant of options was approximately $116,789 and $612,771, respectively.

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

On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired. Half of each AXA Miles grant, or 25 AXA Miles, are further subject to vesting conditions based on achievement of improvements in specific AXA performance metrics. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible and is updated to reflect change in respect of the expectation for meeting the predefined performance conditions. In third quarter and first nine months of 2012, the expense associated with the March 16, 2012 grant of AXA Miles was approximately $71,226 and $466,688, respectively.

In 2012, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2012. Eligible employees could reserve a share purchase during the reservation period from August 31, 2012 through September 17, 2012 and could cancel their reservation or elect to make a purchase for the first time during the retraction/subscription period from October 26, 2012 through October 31, 2012. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 24, 2012 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $12.29 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 17.19% formula discounted price of $12.71 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty two week period preceding the scheduled end date of AXA Shareplan 2012 which is July 2, 2017. All subscriptions became binding and irrevocable at October 31, 2012.

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

During the third quarter and first nine months of 2012, AllianceBernstein purchased 2.9 million and 9.5 million Holding units for $40 million and $135 million, respectively. These amounts reflect open-market purchases of 2.8 million and 9.2 million Holding units for $39 million and $129 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 11.9 million restricted Holding awards (including 8.7 million restricted Holding units granted in January 2012 for 2011 year-end awards) during the first nine months of 2012. To fund these awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards, which were recognized as expense in fourth quarter 2011, allowed most employees to allocate their awards between restricted Holding units and deferred cash. In January 2012, 8.7 million restricted Holding units held in the consolidated rabbi trust, valued at $130 million, were awarded for the 2011 awards. There were approximately 11.8 million unallocated Holding units remaining in the consolidated rabbi trust as of September 30, 2012.

9)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2012 and 2011 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2011, except as set forth below:

Insurance Litigation

A lawsuit was filed in the United States District Court of the District of New Jersey in July 2011, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services. In November 2011, plaintiff filed an amended complaint, adding claims under Sections 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action. In the amended complaint, plaintiff seeks recovery of the alleged overpayments, rescission of the contracts, restitution of all fees paid, interest, costs, attorney fees, fees for expert witnesses and reserves the right to seek punitive damages where applicable. In December 2011, AXA Equitable and FMG LLC filed a motion to dismiss the amended complaint. In May 2012, the Plaintiff voluntarily dismissed her claim under Section 26(f) seeking restitution and rescission under Section 47(b) of the 1940 Act. In September 2012, the Court denied the defendants motion to dismiss as it related to the Section 36(b) claim and granted the defendants motion as it related to the unjust enrichment claim.

Insurance Regulatory Matters

AXA Equitable is subject to various statutory and regulatory requirements concerning the payment of death benefits and the reporting and escheatment of unclaimed property, and is subject to audit and examination for compliance with these requirements. AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable also has been contacted by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the NYSDFS to use data available on the U.S. Social Security Administration’s Death Master File or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable has filed several reports with the NYSDFS related to its request. The audits and related inquiries have resulted in the payment of death benefits and changes to AXA Equitable’s relevant procedures. AXA Equitable expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments. In addition, AXA Equitable, along with other life insurance industry companies, are subject to lawsuits that may be filed by state regulatory agencies or other litigants.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $10 million, $34 million, $11 million and $39 million, respectively, for the third quarter and first nine months of 2012 and 2011.

AXA Equitable paid $151 million, $517 million, $155 million and $476 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of

2012 and 2011. AXA Equitable charged AXA Distribution’s subsidiaries $89 million, $296 million, $104 million and $323 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2012 and 2011, pursuant to the Agreements for Services.

At September 30, 2012 and December 31, 2011, the Company’s GMIB reinsurance asset with AXA RE Arizona Company (formerly AXA Bermuda, which during second quarter 2012, redomesticated from Bermuda to Arizona and changed its name to AXA RE Arizona Company) (“AXA Arizona”) had carrying values of $9,037 million and $8,129 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in third quarter and first nine months of 2012 and 2011 related to the UL and no lapse guarantee riders totaled approximately $120 million, $357 million, $121 million and $358 million, respectively. Ceded claims paid in third quarter and first nine months of 2012 and 2011 were $16 million, $51 million, $5 million and $17 million, respectively.

12)	RESTRUCTURING

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the third quarter and first nine months of 2012 and 2011, respectively, AXA Equitable recorded a $1 million, $14 million, $1 million and $24 million pre-tax charge related to severance costs.

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently, in the third quarter and first nine months of 2012 and 2011, respectively, AllianceBernstein recorded a $2 million, $17 million, $10 million and $19 million pre-tax charge related to severance costs. During the third quarter of 2012, AllianceBernstein recorded a $168 million pre-tax real estate charge related to a global office space consolidation plan.

13)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)

Segment revenues:
Insurance	$1,026	$10,221	$5,235	$13,460
Investment Management(1)	707	641	2,033	2,125
Consolidation/elimination	(5)	(4)	(17)	(14)

Total Revenues	$1,728	$10,858	$7,251	$15,571

(1)

Intersegment investment advisory and other fees of approximately $17 million, $46 million, $13 million and $42 million for the third quarter and first nine months of 2012 and 2011, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(519)	$4,116	$563	$4,255
Investment Management(1)	(60)	59	119	279
Consolidation/elimination	1	2	—	3

Total Earnings (Loss) from Continuing Operations, before income taxes	$(578)	$4,177	$682	$4,537

(1)	Net of interest expense incurred on securities borrowed.

	September 30, 2012	December 31, 2011
	(In Millions)

Segment assets:
Insurance	$163,390	$153,099
Investment Management	11,902	11,811
Consolidation/elimination	(8)	(2)

Total Assets	$175,284	$164,908

14)	SUBSEQUENT EVENT

In October 2012, AXA Equitable sold its 50% interest in a real estate joint venture supporting the Wind-up Annuities line of business to 1285 Holdings, LLC, a non-insurance subsidiary of AXA Financial in exchange for $402 million in cash. The $194 million after-tax excess of the real estate joint venture’s fair value over its carrying value will be accounted for as a capital contribution to AXA Equitable. In connection with this sale, the Company will recognize a $145 million pre-tax premium deficiency reserve related to the Wind-up Annuities line of business in fourth quarter 2012.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as revised by the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 29, 2012 (as revised, the “2011 Form 10-K”).

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $507.1 billion at September 30, 2012, of which approximately $418.9 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the capital markets and the economy, generally. In recent years, stressed conditions in the economy, volatility and disruptions in the capital markets and/or particular asset classes and continued low interest rates have had an adverse effect on the Company’s business, consolidated results of operations and financial condition. While an economic recovery in the U.S. is underway, the viability of a continued and self-sustaining recovery remains in question as concerns continue over, among other things, high unemployment and weak job creation, the so called “fiscal cliff” (the combination of large spending cuts and tax increases) which is scheduled to become effective in 2013, the Eurozone debt crises and the depressed real estate market. As part of the Company’s efforts to mitigate the impacts of the challenging conditions in the economy and capital markets on its business, the Company has modified its product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk and has taken steps to manage the risks associated with the in-force business. The Company has made solid progress in executing this strategy over the past few years, as the Company has introduced several new life insurance and annuity products to the marketplace which have been well received. During 2012, in furtherance of the Company’s initiatives to manage the risks associated with the in-force variable annuity business with guarantee features, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and initiated a limited program to offer to purchase from certain policyholders the GMDB rider contained in their Accumulator® contracts. The Company has also taken steps to limit and/or suspend the acceptance of contributions to other annuity products.

Despite the challenging economic environment, the Company’s overall life insurance and annuity sales continued to be resilient. In the third quarter and first nine months of 2012, annuities first year premiums by the Company increased by $425 million, or 36.0% and $1.1 billion or 31.3%, from the comparable 2011 periods, primarily due to increased premiums and deposits of variable annuity products. The Company’s life insurance first year premiums and deposits in the third quarter and first nine months of 2012 decreased by $13 million, or 10.4% and $3 million or 0.9%, from the comparable 2011 periods, primarily due to a decrease in sales of universal and term life insurance products.

At AllianceBernstein, total assets under management (“AUM”) as of September 30, 2012 were $418.9 billion, an increase of $13.0 billion, or 3.2%, compared to December 31, 2011, and up $16.9 billion, or 4.2%, compared to September 30, 2011. During the first nine months of 2012, AUM increased as a result of market appreciation of $32.4 billion partially offset by net outflows of $19.4 billion (primarily in the Institutional channel). During the twelve month period ended September 30, 2012, AUM increased as a result of market appreciation of $49.3 billion and acquisitions of $200 million partially offset by net outflows of $32.6 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in third quarter 2012 when the Company recognized approximately $425 million of losses on free standing derivatives and $156 million of losses on the change in fair value of GMIB reinsurance asset and a $101 million increase in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in third quarter 2012, particularly during periods in which equity markets and/or interest rates change significantly.

As referred to in the preceding paragraphs, higher equity markets and relatively flat interest rates in the third quarter of 2012 as compared to decreasing interest rates and lower equity markets in the third quarter of 2011, contributed to earnings volatility. The table below shows, for third quarter and the first nine months of 2012 and 2011 and the year ended December 31, 2011, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2011
	2012	2011	2012	2011
	(In Millions)

Income (loss) on free-standing derivatives(1)	$(425)	$2,331	$(566)	$2,236	$1,750
Increase (decrease) in fair value of
GMIB reinsurance contracts(2)	(156)	5,687	678	5,448	5,941
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	(101)	(1,693)	(377)	(1,854)	(2,153)

Total	$(682)	$6,325	$(265)	$5,830	$5,538

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.6 billion at September 30, 2012) and/or letters of credit ($2.2 billion at September 30, 2012). AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2011 Form 10-K.

2012 Assumption Changes and Refinements. In the second quarter of 2012, expectations of partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in the second quarter of 2012, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreases the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. Additionally the Company updated the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings of approximately $291 million in the first nine months of 2012.

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

A discussion of each of the critical accounting estimates may be found in the Company’s 2011 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings (loss) narrative that follows discusses the results for the third quarter and nine months ended September 30, 2012 compared to the comparable 2011 period’s results. For additional information, see “Accounting for VA Guarantee Features” at page 60.

AXA Equitable

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)

Universal life and investment-type product policy fee income	$848	$808	$2,497	$2,521
Premiums	123	122	382	407
Net investment income (loss):
Investment income (loss) from derivative instruments	(543)	2,900	(585)	2,809
Other investment income (loss)	561	435	1,739	1,601

Total net investment income (loss)	18	3,335	1,154	4,410

Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	—	(66)	(23)
Portion of loss recognized in other comprehensive income	—	—	1	1

Net impairment losses recognized	(13)	—	(65)	(22)
Other investment gains (losses), net	(16)	3	(25)	(5)

Total investment gains (losses), net	(29)	3	(90)	(27)

Commissions, fees and other income	924	903	2,630	2,812
Increase (decrease) in the fair value of the reinsurance contract asset	(156)	5,687	678	5,448

Total revenues	1,728	10,858	7,251	15,571

Policyholders’ benefits	639	2,352	2,026	3,514
Interest credited to policyholders’ account balances	316	220	882	713
Compensation and benefits	413	424	1,233	1,393
Commissions	291	312	942	877
Distribution related payments	95	77	261	230
Amortization of deferred sales commission	11	9	29	29
Interest expense	27	27	81	80
Amortization of deferred policy acquisition costs	110	3,183	438	3,562
Capitalization of deferred policy acquisition costs	(161)	(211)	(536)	(546)
Rent expense	37	61	154	179
Amortization of other intangible assets	6	7	18	19
Other operating costs and expenses	522	220	1,041	984

Total benefits and other deductions	2,306	6,681	6,569	11,034

Earnings (loss) from continuing operations before income taxes	(578)	4,177	682	4,537
Income tax (expense) benefit	307	(1,321)	(58)	(1,383)

Net earnings (loss)	(271)	2,856	624	3,154
Less: net (earnings) loss attributable to the noncontrolling interest	30	(32)	(79)	(161)

Net Earnings (Loss) Attributable to AXA Equitable	$(241)	$2,824	$545	$2,993

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net losses attributable to the Company in third quarter 2012 were $241 million, a decrease of $3.1 billion from the $2.8 billion of net earnings attributable to the Company for third quarter 2011. The decrease is attributable to a decline in the fair value of reinsurance contract asset in third quarter 2012 as compared to an increase in third quarter 2011, investment losses from derivative instruments as compared to investment income in the comparable prior year quarter and by higher other operating costs and expenses (including AllianceBernstein’s real estate charge) partially offset by lower DAC amortization lower policyholder benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves) and a tax benefit recorded in third quarter 2012 compared to a tax expense in the comparable prior quarter.

Net losses attributable to the noncontrolling interest were $30 million in third quarter 2012 as compared to net earnings of $32 million for third quarter 2011. The decrease was principally due to losses from AllianceBernstein in third quarter 2012 compared to earnings in third quarter 2011.

Net losses inclusive of earnings (losses) attributable to noncontrolling interest was $271 million in third quarter 2012, a decrease of $3.1 billion from the $2.9 billion net earnings reported for third quarter 2011. The Insurance segment’s net losses in third quarter 2012 was $232 million, a decrease of $3.0 billion from $2.8 billion net earnings in third quarter 2011, while the net losses for the Investment Management segment totaled $40 million, an $86 million decrease from the $46 million in net earnings in third quarter 2011.

Income tax benefit in third quarter 2012 was $307 million compared to a $1.3 billion expense in third quarter 2011. The decrease in income tax expense was primarily due to the Insurance segment’s pre-tax losses in third quarter 2012 as compared to pre-tax earnings in the prior year’s comparable quarter. Income taxes for the third quarter of 2012 and 2011 were computed using an annual effective tax rate. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States. In third quarter 2012, income tax expense was reduced by $14 million and $6 million in the Insurance and Investment Management segments, respectively. The reductions were due to releases of liabilities for interest and state income taxes.

Losses from continuing operations before income taxes were $578 million in third quarter 2012, a decrease of $4.8 billion from the $4.2 billion in pre-tax earnings in third quarter 2011. The Insurance segment’s losses from continuing operations before income taxes totaled $519 million in third quarter 2012, $4.6 billion lower than third quarter 2011’s earnings of $4.1 billion; the decrease is attributable to a decrease in the fair value of the reinsurance contract asset in third quarter 2012 as compared to an increase in third quarter 2011, investment losses from derivative instruments in third quarter 2012 as compared to investment income in third quarter 2011, higher operating costs and expenses, higher interest credited to policyholders’ account balances, lower DAC capitalization and higher writedowns of fixed maturities partially offset by lower DAC amortization, lower policyholder benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves), lower commission expenses and lower compensation and benefits. The Investment Management segment’s losses from continuing operations before income taxes were $60 million in third quarter 2012, a decrease of $119 million from earnings of $59 million in third quarter 2011, principally due to real estate charges, higher distribution related payments, lower Bernstein research services and higher operating costs and expenses partially offset by higher net investment income and higher distribution revenues.

Total revenues were $1.7 billion in third quarter 2012, a decrease of $9.2 billion from the $10.9 billion reported in third quarter 2011. The Insurance segment reported a $9.2 billion decrease in its revenues while the Investment Management segment reported an increase of $66 million. The decrease of Insurance segment revenues to $1.0 billion in third quarter 2012 as compared to $10.2 billion in third quarter 2011 was principally due to a decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $156 million as compared to an increase of $5.7 billion in third quarter 2011 and $529 million of investment losses from derivatives as compared to investment income of $2.9 billion in third quarter 2011. The Investment Management segment’s $707 million in revenues in third quarter 2012 as compared to $641 million in third quarter 2011 primarily was due to an $89 million increase in net investment income and a $16 million increase in distribution revenues partially offset by $17 million in realized losses on investments held by AllianceBernstein’s consolidated private equity fund and a $17 million decrease in Bernstein research revenues.

Total benefits and expenses were $2.3 billion in third quarter 2012, a decrease of $4.4 billion from the $6.7 billion total for third quarter 2011. The Insurance segment’s total benefits and expenses were $1.5 billion, a decrease of $4.6 billion from the third quarter 2011 total of $6.1 billion. The Investment Management segment’s total expenses for third quarter 2012 were $767 million, $185 million higher than the $582 million in expenses in third quarter 2011. The Insurance segment’s decrease was principally due to lower DAC amortization ($110 million in third quarter 2012 as compared to DAC amortization of $3.2 billion in third quarter 2011) and a $1.7 billion decrease in policyholders’ benefits partially offset by a $117 million increase in other operating costs and expenses and a $96 million increase in interest credited to policyholders’ account balances. The increase in expenses for the Investment Management segment was principally due to $161 million higher real estate charges and $18 million higher distribution related payments.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net earnings attributable to the Company in the first nine months of 2012 were $545 million, a decrease of $2.4 billion from the $3.0 billion of net earnings attributable to the Company during the first nine months of 2011. The decrease is attributable to a lower increase in the fair value of the reinsurance contract asset for the first nine months of 2012 as compared to the first nine months of 2011, investment losses from derivative instruments as compared to investment income in the comparable prior year and lower investment advisory and service fees partially offset by lower DAC amortization, lower policyholder benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves) and lower tax expense.

Net earnings attributable to the noncontrolling interest were $79 million in the first nine months of 2012 as compared to $161 million for the first nine months of 2011. The decrease was principally due to lower earnings from AllianceBernstein in the first nine months of 2012 compared to the first nine months of 2011.

Net earnings inclusive of earnings attributable to noncontrolling interest was $624 million in the first nine months of 2012, a decrease of $2.5 billion from the $3.2 billion net earnings reported for the first nine months of 2011. The Insurance segment’s net earnings in the first nine months of 2012 was $512 million, a decrease of $2.4 billion from $2.9 billion net earnings in the first nine months of 2011, while the net earnings for the Investment Management segment totaled $112 million, a $109 million decrease from the $221 million in net earnings in the first nine months of 2011.

Income tax expense in the first nine months of 2012 was $58 million compared to $1.4 billion in the first nine months of 2011. The decrease in income tax expense was primarily due to the decrease in pre-tax earnings in the Insurance and Investment Management segments. Income taxes for the first nine months of 2012 and 2011 were computed using an annual effective tax rate. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States. In the first nine months of 2012, income tax expense was reduced by $14 million and $12 million in the Insurance and Investment Management segments, respectively. The reductions were due to releases of liabilities for interest, state income taxes and deferred taxes on foreign earnings.

Earnings from continuing operations before income taxes were $682 million in the first nine months of 2012, a decrease of $3.9 billion from the $4.5 billion in pre-tax earnings in the first nine months of 2011. The Insurance segment’s earnings from continuing operations before income taxes totaled $563 million in the first nine months of 2012, $3.7 billion lower than the first nine months of 2011’s pre-tax earnings of $4.3 billion; the decrease is attributable to a lower increase in the fair value of the reinsurance contract asset in the first nine months of 2012 as compared to the first nine months of 2011, investment losses from derivative instruments in the first nine months of 2012 as compared to investment income in the comparable 2011 period, higher interest credited to policyholders’ account balances and higher writedowns of fixed maturities partially offset by lower DAC amortization, lower policyholder benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves), lower other operating costs and expenses and lower compensation and benefits. The Investment Management segment’s earnings from continuing operations were $119 million in the first nine months of 2012, a decrease of $160 million from earnings of $279 million in the first nine months of 2011, principally due to lower investment advisory and service fees, higher real estate charges, higher distribution related payments and lower Bernstein research services partially offset by lower compensation and benefit expenses and higher investment income.

Total revenues were $7.2 billion in the first nine months of 2012, a decrease of $8.3 billion from the $15.6 billion reported in the first nine months of 2011. The Insurance segment reported an $8.2 billion decrease in its revenues while the Investment Management segment had a decrease of $92 million. The decrease of Insurance segment revenues to $5.2 billion in the first nine months of 2012 as compared to $13.5 billion in the first nine months of 2011 was principally due to a lower increase in the fair value of the reinsurance contract asset accounted for as derivatives of $678 million as compared to $5.4 billion in the first nine months of 2011, $557 million of investment losses from derivatives as compared to investment income of $2.8 billion in the first nine months of 2011 and $43 million higher writedowns of fixed maturities. The Investment Management segment’s $2.0 billion in revenues in the first nine months of 2012 as compared to $2.1 billion in the first nine months of 2011 was primarily due to a $173 million decrease in investment advisory and services fees and a $35 million decrease in Bernstein research revenues partially offset by a $116 million increase in net investment income.

Total benefits and expenses were $6.6 billion in the first nine months of 2012, a decrease of $4.5 billion from the $11.0 billion total for the first nine months of 2011. The Insurance segment’s total benefits and expenses were $4.7 billion, a decrease of $4.5 billion from the first nine months of 2011’s total of $9.2 billion. The Investment Management segment’s total expenses for the first nine months of 2012 were $1.9 billion, $68 million higher than the $1.8 billion in expenses in the first nine months of 2011. The Insurance segment’s decrease was principally due to lower DAC amortization ($438 million in the first nine months of 2012 as compared to DAC amortization of $3.6 billion in the first nine months of 2011), a $1.5 billion decrease in policyholders’ benefits, a $114 million decrease in other operating costs and expenses and a $41 million decrease in compensation and benefits partially offset by a $169 million increase in interest credited to policyholders’ account balances and a $65 million increase in commissions. The increase in expenses for the Investment Management segment was principally due to $177 million higher real estate charges and $31 million higher distribution related payments partially offset by $119 million lower compensation and benefits at AllianceBernstein.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(In Millions)

Universal life and investment-type product policy fee income	$848	$808	$2,497	$2,521
Premiums	123	122	382	407
Net investment income (loss):
Investment income (loss) from derivative instruments	(529)	2,873	(557)	2,785
Other investment income (loss)	513	515	1,635	1,663

Total net investment income (loss)	(16)	3,388	1,078	4,448

Investment gains (losses), net:
Total other-than-temporary impairment losses	(13)	—	(66)	(23)
Portion of losses recognized in other comprehensive income	—	—	1	1

Net impairment losses recognized	(13)	—	(65)	(22)
Other investment gains (losses), net	—	2	(13)	(3)

Total investment gains (losses), net	(13)	2	(78)	(25)

Commissions, fees and other income	240	214	678	661
Increase (decrease) in the fair value of the reinsurance contract asset	(156)	5,687	678	5,448

Total revenues	1,026	10,221	5,235	13,460

Policyholders’ benefits	639	2,352	2,026	3,514
Interest credited to policyholders’ account balances	316	220	882	713
Compensation and benefits	105	119	339	380
Commissions	291	312	942	877
Amortization of deferred policy acquisition costs	110	3,183	438	3,562
Capitalization of deferred policy acquisition costs	(161)	(211)	(536)	(546)
Rent expense	11	13	28	38
Interest expense	27	27	80	80
All other operating costs and expenses	207	90	473	587

Total benefits and other deductions	1,545	6,105	4,672	9,205

Earnings (Loss) from Continuing Operations, before Income Taxes	$(519)	$4,116	$563	$4,255

Three Months ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

In third quarter 2012, the Insurance segment’s revenues decreased $9.2 billion to $1.0 billion from $10.2 billion in third quarter 2011. The decrease was principally due to a decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $156 million as compared to an increase of $5.7 billion in third quarter 2011 and $529 million investment losses from derivatives as compared to $2.9 billion investment income from derivatives in third quarter 2011 partially offset by $40 million higher universal life and investment-type product policy fee income.

Policy fee income totaled $848 million in third quarter 2012, $40 million higher than the $808 million in third quarter 2011. This increase was primarily due to higher fees earned on higher General Account policyholder account balances and by higher fees earned on higher average Separate Account balances due primarily to market appreciation.

Premiums totaled $123 million in third quarter 2012, $1 million higher than the $122 million in third quarter 2011. This increase primarily resulted from $6 million lower ceded premiums and $5 million higher term life insurance premiums partially offset by the $10 million lower premiums for traditional life policies in the Closed Block.

Net investment income (loss) decreased $3.4 billion to $16 million of net investment loss in third quarter 2012 from $3.4 billion of income in third quarter 2011. The decrease resulted from the $3.4 billion decrease in investment income from derivative instruments and by the $2 million decrease in other investment income. The Insurance segment reported $529 million of net investment loss from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to income of $2.9 billion in third quarter 2011. The third quarter 2012 net investment loss was driven by the impact of higher equity markets and relatively flat interest rates. Other investment income decreased $2 million to $513 million in third quarter 2012 as the decreases of equity income from limited partnerships and investment income from fixed maturities were partially offset by the increases from trading account securities, mortgage loans on real estate and short-term investments.

Investment losses, net totaled $13 million in third quarter 2012, as compared to $2 million of investment gains in third quarter 2011. The Insurance segment’s net losses in third quarter 2012 were primarily due to writedowns on fixed maturities of $13 million as compared to no writedowns in the 2011 period, substantially all of which related to CMBS securities. In third quarter 2011, there were $5 million of investment gains on sales of fixed maturities and $7 million of investment gains on mortgage loans on real estate partially offset by $12 million of additions to valuation allowances for mortgage loans on real estate.

In third quarter 2012, there was a $156 million decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as a derivative, as compared to the $5.7 billion increase in the fair value in third quarter 2011; both periods’ changes reflected existing capital market conditions. In third quarter 2011, updated assumptions related to long-term surrender rates increased the fair value of the GMIB reinsurance contract asset by $436 million.

Benefits and Other Deductions

In third quarter 2012, total benefits and other deductions decreased $4.6 billion to $1.5 billion from $6.1 billion in third quarter 2011 principally due to the Insurance segment’s reported $3.1 billion decrease in DAC amortization expenses, $1.7 billion decrease in policyholders’ benefits partially offset by the $117 million increase in other operating costs and the $96 million increase in interest credited to policyholders’ account balances.

Policyholders’ benefits decreased $1.7 billion to $639 million in third quarter 2012 from $2.4 billion in third quarter 2011. The decrease was primarily due to the $1.6 billion decrease in the GMDB/GMIB reserves (an increase of $101 million in third quarter 2012 as compared to $1.7 billion in third quarter 2011). In addition there was a $178 million decrease in the GWBL and GMAB reserves ($21 million decrease in third quarter 2012 as compared to $157 million increase in third quarter 2011 due to market changes) and a $101 million decrease to $453 million in benefits paid in third quarter 2012. In third quarter 2011, updated assumptions related to long-term lapse rates resulted in an increase in the GMDB/GMIB reserves of $187 million. In third quarter 2011, the Company recorded a $75 million charge for unreported death claims.

In third quarter 2012, interest credited to policyholders’ account balances totaled $316 million, an increase of $96 million from the $220 million reported in third quarter 2011 primarily due to significantly higher average policyholders’ account balances offset by lower crediting rates.

Total compensation and benefits decreased $14 million to $105 million in third quarter 2012 from $119 million in third quarter 2011. The compensation and benefits decrease for the Insurance segment was principally due to a $31 million decrease in salaries and postretirement and other benefit expenses, both of which resulted from Management’s 2011 expense reduction initiatives offset by a $17 million increase in share-based compensation expense.

In third quarter 2012, commissions totaled $291 million; a decrease of $21 million from $312 million in third quarter 2011 principally due to lower universal life product sales partially offset by higher asset based compensation reflecting higher asset values.

DAC amortization was $110 million in third quarter 2012, a decrease of $3.1 billion from $3.2 billion of amortization in third quarter 2011. In the third quarter of 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.2 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits in 2011. In addition, in the third quarter of 2011, updated lapse assumptions related to the Accumulator® product increased DAC amortization by $176 million.

After the initial establishment of reserves, premium deficiency and loss recognition tests are performed each period end using best estimate assumptions as of the testing date without provisions for adverse deviation. When the liabilities for future policy benefits plus the present value of expected future gross premiums for the aggregate product group are insufficient to provide for expected future policy benefits and expenses for that line of business (i.e., reserves net of any DAC asset), DAC would first be written off and thereafter, if required, a premium deficiency reserve would be established by a charge to earnings.

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC. Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products would be recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing. In third quarter 2011, the DAC amortization method was changed to one based on estimated assessments for all issue years for the Accumulator® products due to continued volatility of margins and the continued emergence of periods of negative margins.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At September 30, 2012, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9% (6.71% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15% (12.71% net of product weighted average Separate Account fees) and 0% (-2.29% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0% for more than 5 years would result in a required deceleration of DAC amortization. At September 30, 2012, current projections of future average gross market returns assume a 0% annualized return for the next 3 quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9% in 8 quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2011 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $161 million in third quarter 2012, a decrease of $50 million from the $211 million reported in third quarter 2011. The decrease was primarily due to a $39 million decrease in first year commissions and by an $11 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $207 million in third quarter 2012, an increase of $117 million from the $90 million reported in third quarter 2011. The increase of $117 million is primarily related to a $90 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and a $26 million increase in taxes, license and fees and legal expenses.

Nine Months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

In the first nine months of 2012, the Insurance segment’s revenues decreased $8.2 billion to $5.2 billion from $13.5 billion in the first nine months of 2011. The decrease was principally due to the lower increase in the fair value of the reinsurance contract asset accounted for as derivatives of $678 million as compared to an increase of $5.4 billion in the first nine months of 2011, the $557 million net investment loss from derivative instruments in the first nine months of 2012 as compared to investment income of $2.8 billion in the first nine months of 2011 and by $53 million higher investment losses, net.

Policy fee income totaled $2.5 billion in the first nine months of 2012 and 2011, respectively. The Insurance segment’s decrease of $24 million for the first nine months of 2012 as compared to 2011 was primarily due to a lower decrease in the initial fee liability (the first nine months of 2011 included an increase in policy fee income resulting from the projection of lower future costs of insurance charges more than offset in the first nine months of 2011 by DAC amortization) and by lower fees earned on Separate Account balances (due to market depreciation during the last half of 2011) partially offset by higher fees earned on higher General Account policyholder account balances.

Net investment income (loss) decreased $3.4 billion to $1.1 billion of income in the first nine months of 2012 from $4.4 billion of income in the first nine months of 2011. The decrease resulted from the $3.3 billion decrease in investment income from derivative instruments and by the $28 million decrease in other investment income. The Insurance segment reported $557 million of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a gain of $2.8 billion in the first nine months of 2011. The first nine months of 2012 loss from derivative instruments were primarily driven by the impact of higher equity markets and lower interest rates. The first nine months of 2011 income from derivative instruments were primarily driven by the impact of lower interest rates and lower equity markets. Other investment income decreased $28 million to $1.7 billion in the first nine months of 2012 primarily due to the decrease in equity income from limited partnerships and lower investment income from fixed maturities partially offset by an increase in investment income from mortgage loans on real estate, trading account securities and short-term investments.

Investment losses, net totaled $78 million in the first nine months of 2012, as compared to $25 million in the first nine months of 2011. The Insurance segment’s net losses in the first nine months of 2012 were primarily due to writedowns on fixed maturities of $65 million as compared to $22 million of writedowns in the 2011 period, substantially all of which related to CMBS securities, $5 million of losses on sales of fixed maturities in the first nine months of 2012 as compared to $10 million of gains on sales of fixed maturities in the 2011 period and $4 million of additions to valuation allowances for mortgage loans on real estate ($25 million in the first nine months of 2012 as compared to $21 million in the comparable 2011 period) partially offset by $16 million from gains on sales and maturities for mortgage loans on real estate in the first nine months of 2012 as compared to $7 million in the comparable 2011 period.

In the first nine months of 2012, there was a $678 million increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as derivatives, as compared to the $5.4 billion increase in the fair value in the comparable 2011 period; both periods’ changes reflected existing capital market conditions. The increase in the first nine months of 2012 included the impact of the second quarter 2012 updated assumptions of partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a total increase of $375 million. Additionally, the impact of the decline in interest rates during the first nine months of 2012 increased the fair value of the GMIB reinsurance contract asset by $801 million. In third quarter 2011, updated assumptions related to long-term surrender rates increased the fair value of the GMIB reinsurance contract asset by $436 million.

Benefits and Other Deductions

In the first nine months of 2012, total benefits and other deductions decreased $4.5 billion to $4.7 billion from $9.2 billion in the first nine months of 2011 principally due to the Insurance segment’s reported $3.1 billion decrease in DAC amortization, $1.5 billion decrease in policyholders’ benefits, $114 million decrease in other operating costs and expenses and by the $41 million decrease in compensation and benefits partially offset by the $169 million increase in interest credited to policyholders’ account balances and the $65 million increase in commission expense.

Policyholders’ benefits decreased $1.5 billion to $2.0 billion in the first nine months of 2012 from $3.5 billion in the first nine months of 2011. The decrease was primarily due to the $1.4 billion decrease in the GMDB/GMIB reserves (an increase of $334 million in the first nine months of 2012 as compared to $1.7 billion in the first nine months of 2011), the $112 million decrease in the GWBL and GMAB reserves ($43 million increase in the first nine months of 2012 as compared to $155 million increase in the first nine months of 2011 due to market changes) and the $38 million decrease in policyholders’ dividends. The first nine months 2012 increase in the GMDB/GMIB reserves was reduced by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election partially offset by the impact of the updated assumptions of partial withdrawal rates based on emerging experience for a total decrease of $61 million. In the first nine months of 2011, updated assumptions related to long-term lapse rates resulted in an increase in the GMDB/GMIB reserves of $187 million. In the first nine months of 2011, the Company recorded a $75 million charge for unreported death claims.

In the first nine months of 2012, interest credited to policyholders’ account balances totaled $882 million, an increase of $169 million from the $713 million reported in the first nine months of 2011 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $41 million to $339 million in the first nine months of 2012 from $380 million in the first nine months of 2011. The compensation and benefits decrease for the Insurance segment was principally due to a $59 million decrease in salaries and postretirement and other benefit expenses, both of which resulted from Management’s 2011 expense reduction initiatives, partially offset by an $18 million increase in share-based compensation expense.

In the first nine months of 2012, commissions totaled $942 million; an increase of $65 million from $877 million in the first nine months of 2011 principally due to higher asset based compensation reflecting higher asset values and increased variable annuity product sales partially offset by lower universal life product sales.

DAC amortization was $438 million in the first nine months of 2012, a decrease of $3.1 billion from $3.6 billion of amortization in the first nine months of 2011. In the third quarter of 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology are only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.2 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits in 2011, which lead to lower baseline amortization in the first nine months of 2012 as compared to the first nine months of 2011. In addition, in the first nine months of 2012, interest rate reductions and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology are only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits. In addition, in 2011, updated lapse assumptions related to the Accumulator® product increased DAC amortization by $176 million.

In the first nine months of 2012, DAC amortization on variable and interest-sensitive life products was reduced due to a favorable change in expected future margins (partially offset in the initial fee liability), whereas in the first nine months of 2011, amortization increased primarily due to the projection of lower future cost of insurance charges and higher baseline amortization partially offset by the expectation of higher future margins in later policy years from variable and interest sensitive life products (partially offset in the initial fee liability). In addition, in the first nine months of 2011, updated assumptions related to long-term surrender rates, based upon emerging experience, and in second quarter 2012 refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates for products other than Accumulator® decreased amortization by $169 million and $118 million in the first nine months of 2012 and 2011, respectively.

DAC capitalization totaled $536 million in the first nine months of 2012, a decrease of $10 million from the $546 million reported in the first nine months of 2011. The decrease was primarily due to a $26 million decrease in deferrable operating expenses partially offset by a $16 million increase in first year commissions.

Other operating costs and expenses totaled $473 million in the first nine months of 2012, a decrease of $114 million from the $587 million reported in the first nine months of 2011. The decrease of $114 million is primarily related to a $111 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and a $10 million decrease in severance costs.

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

The following table lists sales for major insurance product lines and mutual funds for third quarter and the first nine months of 2012 and 2011. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums, Deposits and Mutual Fund Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)
Retail:
Annuities
First year	$893	$865	$2,685	$2,481
Renewal	372	461	1,606	1,643

	1,265	1,326	4,291	4,124

Life(1)
First year	57	58	177	186
Renewal	434	450	1,317	1,330

	491	508	1,494	1,516

Other(2)
First year	2	2	8	8
Renewal	56	56	174	171

	58	58	182	179

Total retail	1,814	1,892	5,967	5,819

Wholesale:
Annuities
First year	714	317	1,997	1,086
Renewal	36	90	318	299

	750	407	2,315	1,385

Life(1)
First year	55	67	159	153
Renewal	134	124	403	368

	189	191	562	521

Total wholesale	939	598	2,877	1,906

Total Premiums and Deposits	$2,753	$2,490	$8,844	$7,725

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for the third quarter of 2012 were $2.8 billion, a $263 million increase from $2.5 billion in the third quarter of 2011 while total first year premiums and deposits increased $412 million to $1.7 billion in the third quarter of 2012 from $1.3 billion in the third quarter of 2011 partially due to sales of recently introduced insurance products. The annuity line’s first year premiums and deposits increased $425 million to $1.6 billion principally due to the $425 million increase in variable annuities’ sales ($396 million in the wholesale and $29 million in the retail channel). First year premiums and deposits for the life insurance products decreased $13 million, primarily due to the $11 million and $2 million decrease in sales of UL and term life insurance products in the wholesale channel, respectively.

Total premiums and deposits for insurance and annuity products for the first nine months of 2012 were $8.8 billion, a $1.1 billion increase from $7.7 billion in the first nine months of 2011 while total first year premiums and deposits increased $1.1 billion to $5.0 billion in the first nine months of 2012 from $3.9 billion in the first nine months of 2011 partially due to sales of recently introduced insurance products. The annuity line’s first year premiums and deposits increased $1.1 billion to $4.7 billion principally due to the $1.1 billion increase in variable annuities’ sales ($911 million in the wholesale and $222 million in the retail channel) partially offset by lower sales of fixed annuity premiums of $18 million. First year premiums and deposits for the life insurance products decreased $3 million, primarily due to the $13 million decrease in sales of UL insurance products in the retail channel and a $4 million decrease in first year term life insurance sales in the wholesale and retail channels partially offset by a $14 million increase in sales of UL insurance products in the wholesale channel. Based on limited experience to date, renewal premiums on 2011 sales of certain series of UL products are lower than the Company’s current assumptions. If renewal premium rates continue to negatively differ from the Company’s current assumptions, it will result in lower future product policy fee income for that business.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

					Rates(1)
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(Dollars in Millions)

Annuities	$1,400	$1,440	$4,316	$4,609	6.0%	6.3%
Variable and interest-sensitive life	185	168	655	575	4.6%	4.0%
Traditional life	56	60	182	190	3.1%	3.1%

Total	$1,641	$1,668	$5,153	$5,374

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals decreased $27 million, from $1.7 billion in the third quarter of 2011 to $1.6 billion for the third quarter of 2012. There were decreases of $40 million and $4 million, respectively, in individual annuities and traditional life products partially offset by an increase of $17 million in variable and interest sensitive life products.

Surrenders and withdrawals decreased $221 million, from $5.4 billion in the first nine months of 2011 to $5.2 billion for the first nine months of 2012. There were decreases of $293 million and $8 million, respectively, in individual annuities and traditional life product surrenders and withdrawals with an increase of $80 million reported for variable and interest sensitive products. The annualized annuities surrender rate decreased to 6.0% in the first nine months of 2012 from 6.3% in the first nine months of 2011. In second quarter 2012, expectations of partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based upon emerging experience. In 2011, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. If surrender rates and/or partial withdrawal rates and amounts continue to negatively differ from our current assumptions, the expected claims costs from minimum guarantees will increase, possibly materially, which would be partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate increased to 4.2% in the first nine months of 2012 from 3.7% in the first nine months of 2011. The first nine months of 2012 surrender rate included the impact of the surrender of a single large company owned life insurance (“COLI”) policy.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the third quarter and first nine months of 2012 and 2011.

Investment Management - Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Investment advisory and services fees(1)	$467	$470	$1,320	$1,493
Bernstein research services	101	118	310	345
Distribution revenues	104	88	288	269
Other revenues(1)	25	27	75	84

Commissions, fees and other income	697	703	1,993	2,191

Investment income (loss)	26	(63)	54	(62)
Less: interest expense to finance trading activities	—	—	(2)	(2)

Net investment income (loss)	26	(63)	52	(64)

Investment gains (losses), net	(16)	1	(12)	(2)

Total revenues	707	641	2,033	2,125

Expenses:
Compensation and benefits	308	305	895	1,014
Distribution related payments	95	77	261	230
Amortization of deferred sales commissions	11	9	29	29
Real estate charge	168	7	184	7
Interest expense	—	—	1	—
Rent expense	26	48	126	141
Amortization of other intangible assets, net	6	7	18	19
Other operating costs and expenses	153	129	400	406

Total expenses	767	582	1,914	1,846

Earnings (Loss) from Operations before Income Taxes	$(60)	$59	$119	$279

(1)

Included fees earned by AllianceBernstein totaling $7 million, $24 million, $8 million and $23 million in third quarter and first nine months of 2012 and 2011, respectively, for services provided to the Company.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

The Investment Management segment’s pre-tax loss from continuing operations for third quarter 2012 was $60 million, a decrease of $119 million from pre-tax earnings of $59 million in third quarter 2011.

Revenues totaled $707 million in third quarter 2012, an increase of $66 million from $641 million in third quarter 2011, primarily due to higher net investment income and distribution revenues partially offset by investment losses, lower Bernstein research services revenues and lower investment advisory and service fees.

Investment advisory and services fees include base fees and performance fees. In third quarter 2012, investment advisory and services fees totaled $467 million, a decrease of $3 million from the $470 million in third quarter 2011. The $43 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management and a continued shift in product mix from Equities to Fixed Income and Other offset by a $40 million increase in performance fees. In third quarter 2012, AllianceBernstein recorded a $40 million performance fee from the Private-Public Investment Fund ($18 million of which is payable to third party sub-advisors). Institutional investment and advisory base and performance fees decreased $6 million. There was a decrease of $18 million and an increase of $21 million, respectively, in Private Client and Retail base fees.

Bernstein research revenues decreased $17 million in third quarter 2012 as compared to prior year primarily due to lower trading volumes in the United States and Europe partially offset by growth in Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $89 million increase in net investment income (loss) to income of $26 million in third quarter 2012 as compared to a loss of $63 million in third quarter 2011 was primarily due to an increase of $44 million of investment income from unrealized gains on deferred compensation-related investments ($6 million of gains in third quarter 2012 as compared to $38 million of losses in third quarter 2011), $32 million higher unrealized gains on consolidated private equity fund investments and $37 million higher investment income on seed money investments partially offset by investment losses on derivative instruments ($14 million of losses in third quarter 2012 as compared to $27 million of gains in third quarter 2011).

Investment gains (losses) was a $16 million loss in third quarter 2012 as compared to a $1 million gain in third quarter 2011. The decrease of $17 million of investment gains (losses) were related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $767 million in third quarter 2012, an increase of $185 million from the $582 million in third quarter 2011 as higher real estate charges and higher distribution related payments were offset by lower rent expenses.

For third quarter 2012, employee compensation and benefits expenses for the segment were $308 million as compared to $305 million in third quarter 2011. The $3 million increase was primarily attributable to increases in incentive compensation expense (including long-term deferred compensation) of $52 million partially offset by lower salary and other employment costs of $46 million and lower commission expense of $3 million.

The distribution related payments increased $18 million to $95 million in third quarter 2012 from $77 million in the prior year primarily as a result of higher average Retail Services assets under management.

AllianceBernstein recently completed a comprehensive review of AllianceBernstein’s worldwide office locations and initiated a space consolidation plan during the third quarter of 2012. In third quarter 2012, AllianceBernstein recorded a $168 million real estate charge. AllianceBernstein expects that the actions will result over time in total projected non-cash real estate charges of $225 million to $250 million, with the bulk of the charges occurring in the second half of 2012. These charges are in addition to the earlier non-cash real estate charges AllianceBernstein had recorded, and they will not affect AllianceBernstein’s future quarterly distributions.

The $24 million increase in other operating costs and expenses to $153 million for third quarter 2012 as compared to $129 million in third quarter 2011 was primarily due to $17 million higher portfolio service expenses and $9 million higher legal expenses.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first nine months of 2012 were $119 million, a decrease of $160 million from pre-tax earnings of $279 million in the first nine months of 2011.

Revenues totaled $2.0 billion in the first nine months of 2012, a decrease of $100 million from $2.1 billion in the first nine months of 2011, primarily due to lower investment advisory and service fees and lower Bernstein research services revenues partially offset by higher net investment income.

Investment advisory and services fees include base fees and performance fees. In the first nine months of 2012, investment advisory and services fees totaled $1.3 billion, a decrease of $173 million from the $1.5 billion in the first nine months of

2011. The $212 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management and a continued shift in product mix from equities to fixed income and other products partially offset by a $39 million increase in performance fees. In third quarter 2012, AllianceBernstein recorded a $40 million performance fee from the Private-Public Investment Fund. Institutional investment and advisory base and performance fees decreased $118 million and Private client fees decreased $66 million. Retail base and performance fees increased $10 million.

Bernstein research revenues decreased $35 million in the first nine months of 2012 as compared to prior year primarily due to lower trading volumes in the United States and Europe partially offset by growth in Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $116 million increase in net investment income to $52 million of income in the first nine months of 2012 as compared to a loss of $64 million in the first nine months of 2011 was primarily due to $44 million of investment income from unrealized gains on deferred compensation-related investments ($14 million of gains in the first nine months of 2012 as compared to $30 million of losses in 2011), $49 million higher unrealized gains on consolidated private equity fund investments and $70 million higher investment income on seed money investments partially offset by investment losses on derivative instruments ($28 million of losses in the first nine months of 2012 as compared to $24 million of gains in 2011).

Investment gains (losses) was a $12 million loss in the first nine months of 2012 as compared to $2 million loss in 2011. The decrease of $10 million of investment gains (losses) were related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $1.9 billion in the first nine months of 2012, an increase of $68 million from the $1.8 billion in the first nine months of 2011 as higher real estate charges and higher distribution related payments were offset by lower compensation and benefits.

For the first nine months of 2012, employee compensation and benefits expenses for the segment were $895 million as compared to $1.0 billion in the first nine months of 2011. The $119 million decrease was primarily attributable to decreases in salary and other employment costs of $63 million due to lower headcount, incentive compensation expense (including long-term deferred compensation) of $44 million and commission expense of $12 million.

The distribution related payments increased $31 million to $261 million in the first nine months of 2012 from $230 million in the prior period primarily as a result of higher average Retail Services assets under management.

Real estate charge increased $177 million ($184 million in the first nine months of 2012 as compared to $7 million in 2011). In third quarter 2012, AllianceBernstein recorded a $168 million real estate charge due to the initiation of its global space consolidation plan.

The $6 million decrease in other operating costs and expenses to $400 million for the first nine months of 2012 as compared to $406 million in the first nine months of 2011 was primarily due to $21 million higher portfolio service expenses partially offset by $9 million lower technology expenses and the cash receipt of $7 million in first quarter 2012 relating to the finalization of a claim.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)
FEES
Third party	$451	$456	$1,275	$1,448
General Account and other	9	8	26	25
Insurance Group Separate Accounts	6	6	19	20

Total Fees	$466	$470	$1,320	$1,493

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$351,466	$342,804
General Account and other			43,187	38,048
Insurance Group Separate Accounts			24,234	21,348

Total AllianceBernstein			418,887	402,200

Insurance Group
General Account and other(2)			18,562	19,338
Insurance Group Separate Accounts			69,698	61,111

Total Insurance Group			88,260	80,449

Total by Account:
Third party(1)			351,466	342,804
General Account and other(2)			61,749	57,386
Insurance Group Separate Accounts			93,932	82,459

Total Assets Under Management			$507,147	$482,649

(1)

Includes $35.4 billion and $29.1 billion of assets managed on behalf of AXA affiliates at September 30, 2012 and 2011, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $13.1 billion and $14.8 billion at September 30, 2012 and 2011, respectively, as well as mortgages and equity real estate totaling $5.4 billion and $4.6 billion at September 30, 2012 and 2011, respectively.

Fees for assets under management decreased 11.6% the first nine months of 2012 from the comparable prior period, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management increased $24.5 billion, primarily due to higher Third Party assets under management at AllianceBernstein, higher Insurance Group Separate Accounts AUM and higher General Account and other AUM. AllianceBernstein’s increase in AUM at September 30, 2012 resulted from market appreciation partially offset by net outflows. The $11.5 billion increase in Insurance Group Separate Accounts AUM at September 30, 2012 as compared to September 30, 2011 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation partially offset by net outflows. Third Party AUM at AllianceBernstein increased $8.7 billion primarily from market appreciation offset by net cash outflows. General Account and other assets under management increased $4.3 billion from the first nine months of 2011 primarily due to market appreciation and net cash inflows.

AllianceBernstein assets under management at September 30, 2012 totaled $418.9 billion as compared to $402.0 billion at September 30, 2011 due to market appreciation of $49.3 billion and $200 million of acquisitions partially offset by net outflows of $32.6 billion. The gross outflows of $53.1 billion, $33.9 billion and $12.3 billion in Institutional Investment, Retail and Private Client channels, respectively, more than offset the inflows of $20.7 billion, $47.0 billion and $5.0 billion, respectively. At September 30, 2012, non-US clients accounted for 35.0% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Fixed Income, Growth Equity and Other. AUM in Fixed Income products increased $31.1 billion to $244.6 billion between September 30, 2011 and September 30, 2012 as $51.4 billion in new investments, $16.9 billion in market appreciation and $200 million of acquisitions were partially offset by $37.4 billion in net outflows. The $16.4 billion increase in Other assets under management to $73.1 billion resulted from $11.5 billion in market appreciation, $10.6 billion in new investments partially offset by $5.7 billion in net outflows. There was a $25.6 billion decrease in Value Equity to $61.4 billion at September 30, 2012, as compared to September 30, 2011, as the $42.9 billion of net long-term outflows were partially offset by $11.7 billion in market appreciation and $5.6 billion in new investments. Growth Equity assets under management totaled $39.8 billion, $5.0 billion lower than its September 30, 2011 balance due to $19.3 billion in net outflows partially offset by $9.2 billion in market appreciation and $5.1 billion of new investments. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $411.0 billion for September 30, 2012 as compared to $437.9 billion for September 30, 2011. The respective decreases for Institutional and Private Client were $29.7 billion and $5.6 billion partially offset by an in increase of $8.4 billion for the Retail channel while the average AUM decreases for the Value Equity and Growth Equity services were $42.6 billion and $16.4 billion offset by increases in the Fixed Income and Other categories of $20.9 billion and $11.2 billion, respectively.

AllianceBernstein’s U.S and global large cap equity services had mixed performance with Growth generally outperforming and Value underperforming their benchmarks for the three-month period ending September 30, 2012. For the nine months ending September 30, 2012, the performance patterns were largely the same as those for the three month period ended September 30, 2012.

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

General Account Investment Assets

September 30, 2012

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$33,823	$2,014	$31,809
Mortgage loans on real estate	4,955	(365)	5,320
Equity real estate, held for the production of income	107	1	106
Policy Loans	3,516	(113)	3,629
Other equity investments	1,683	266	1,417
Trading securities	1,849	443	1,406
Other invested assets	2,113	1,860	253

Total investments	48,046	4,106	43,940
Cash and cash equivalents	2,388	1,994	394
Short-term and long-term debt and Loans from affiliates	(1,766)	(206)	(1,560)

Total	$48,668	$5,894	$42,774

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended September 30,
	2012		2011
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.63%	$341	5.04%	$344
Ending assets		29,594		27,592
Below investment grade
Income	6.01%	34	6.82%	40
Ending assets		2,215		2,295
Mortgages:
Income (loss)	5.85%	76	6.28%	69
Ending assets		5,320		4,464
Equity Real Estate:
Income (loss)	13.72%	4	19.26%	5
Ending assets		106		98
Other Equity Investments:
Income (loss)	2.33%	8	11.83%	44
Ending assets		1,417		1,527
Policy Loans:
Income	6.14%	56	6.25%	57
Ending assets		3,629		3,665
Cash and Short-term Investments:
Income	0.02%	6	(0.64)%	(3)
Ending assets		394		2,551
Trading Securities:
Income	2.79%	9	—%	—
Ending assets		1,406		—
Other Invested Assets:
Income		54		(32)
Ending assets		253		(16)

Total Invested Assets:

Income	5.08%	588	5.11%	524
Ending Assets		44,334		42,176

Short-term and long-term debt:
Interest expense and other	6.87%	(27)	6.85%	(27)
Ending assets (liabilities)		(1,560)		(1,560)

Total:

Investment income	5.02%	561	5.04%	497
Less: investment fees	(0.11)%	(12)	(0.14)%	(14)

Investment Income, Net	4.91%	$549	4.90%	$483

Ending Net Assets		$42,774		$40,616

	Nine Months Ended September 30,				Year Ended December 31, 2011
	2012		2011
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.74%	$1,041	5.11%	$1,035	$1,387
Ending assets		29,594		27,592	28,948
Below investment grade
Income	6.47%	110	7.29%	126	166
Ending assets		2,215		2,295	2,206
Mortgages:
Income (loss)	5.98%	220	6.40%	202	273
Ending assets		5,320		4,464	4,658
Equity Real Estate:
Income (loss)	16.27%	12	17.90%	16	18
Ending assets		106		98	98
Other Equity Investments:
Income (loss)	10.76%	116	17.54%	190	154
Ending assets		1,417		1,527	1,433
Policy Loans:
Income	6.13%	167	6.20%	171	229
Ending assets		3,629		3,665	3,656
Cash and Short-term Investments:
Income	0.12%	11	0.08%	1	4
Ending assets		394		2,551	1,044
Trading Securities:
Income	1.92%	13	—%	—	8
Ending assets		1,406		—	472
Other Invested Assets:
Income		89		(30)	2
Ending assets		253		(16)	11

Total Invested Assets:

Income	5.31%	1,779	5.69%	1,711	2,241
Ending Assets		44,334		42,176	42,526

Debt and Other:
Interest expense and other	6.86%	(80)	6.85%	(80)	(106)
Ending assets (liabilities)		(1,560)		(1,560)	(1,534)

Total:

Investment Income	5.25%	1,699	5.65%	1,631	2,135
Less: investment fees	(0.11)%	(37)	(0.13)%	(38)	(52)

Investment Income, Net	5.14%	$1,662	5.52%	$1,593	$2,083

Ending Net Assets		$42,774		$40,616	$40,992

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At September 30, 2012, 74.4% of the fixed maturity portfolio was publicly traded. At September 30, 2012, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.2 billion. The General Account had a $2 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At September 30, 2012:
Corporate Securities:
Finance	$6,425	$493	$7	$6,911
Manufacturing	5,573	702	9	6,266
Utilities	3,234	434	7	3,661
Services	2,988	372	6	3,354
Energy	1,312	198	—	1,510
Retail and wholesale	1,039	117	—	1,156
Transportation	707	100	2	805
Other	31	3	—	34

Total corporate securities	21,309	2,419	31	23,697

U.S. government and agency	4,644	560	1	5,203
Commercial mortgage-backed	1,214	13	314	913
Residential mortgage-backed(2)	2,040	109	—	2,149
Preferred stock	1,157	63	30	1,190
State & municipal	445	85	1	529
Foreign governments	439	80	—	519
Asset-backed securities	196	11	6	201

Total	$31,444	$3,340	$383	$34,401

At December 31, 2011:
Corporate Securities:
Finance	$6,738	$270	$87	$6,921
Manufacturing	5,605	561	22	6,144
Utilities	3,415	375	20	3,770
Services	3,069	280	10	3,339
Energy	1,321	159	—	1,480
Retail and wholesale	1,101	96	1	1,196
Transportation	766	91	6	851
Other	33	3	—	36

Total corporate securities	22,048	1,835	146	23,737

U.S. government and agency	3,580	352	3	3,929
Commercial mortgage-backed	1,306	7	411	902
Residential mortgage-backed(2)	1,555	89	—	1,644
Preferred stock	1,106	38	114	1,030
State & municipal	478	64	2	540
Foreign governments	461	65	1	525
Asset-backed securities	260	14	10	264

Total	$30,794	$2,464	$687	$32,571

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.8 billion, or 5.9%, of the total fixed maturities at September 30, 2012 and $1.9 billion, or 6.6%, of the total fixed maturities at December 31, 2011. Gross unrealized losses on public and private fixed maturities decreased from $687 million at December 31, 2011 to $383 million at September 30, 2012. Below investment grade fixed maturities represented 64.0% and 55.6% of the gross unrealized losses at September 30, 2012 and December 31, 2011, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in third quarter 2012 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2012:
1	Aaa, Aa, A	$15,189	$1,794	$21	$16,962
2	Baa	7,073	782	16	7,839

	Investment grade	22,262	2,576	37	24,801

3	Ba	751	40	11	780
4	B	165	5	30	140
5	C and lower	134	—	21	113
6	In or near default	94	—	36	58

	Below investment grade	1,144	45	98	1,091

Total Public Fixed Maturities		$23,406	$2,621	$135	$25,892

At December 31, 2011:
1	Aaa, Aa, A	$14,774	$1,383	$48	$16,109
2	Baa	6,858	554	87	7,325

	Investment grade	21,632	1,937	135	23,434

3	Ba	745	16	36	725
4	B	249	3	47	205
5	C and lower	98	—	36	62
6	In or near default	60	—	24	36

	Below investment grade	1,152	19	143	1,028

Total Public Fixed Maturities		$22,784	$1,956	$278	$24,462

(1)	At September 30, 2012 and 2011, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2012:
1	Aaa, Aa, A	$4,120	$371	$90	$4,401
2	Baa	3,221	332	11	3,542

	Investment grade	7,341	703	101	7,943

3	Ba	243	3	30	216
4	B	152	1	19	134
5	C and lower	143	—	39	104
6	In or near default	159	12	59	112

	Below investment grade	697	16	147	566

Total Private Fixed Maturities		$8,038	$719	$248	$8,509

At December 31, 2011:
1	Aaa, Aa, A	$4,146	$258	$137	$4,267
2	Baa	3,089	241	33	3,297

	Investment grade	7,235	499	170	7,564

3	Ba	315	6	71	250
4	B	124	—	24	100
5	C and lower	128	—	41	87
6	In or near default	208	3	103	108

	Below investment grade	775	9	239	545

Total Private Fixed Maturities		$8,010	$508	$409	$8,109

(1)

Includes, as of September 30, 2012 and December 31, 2011, respectively, 17 securities with amortized cost of $132 million (fair value, $135 million) and 20 securities with amortized cost of $281 million (fair value, $283 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)
At September 30, 2012:
1	Aaa, Aa, A	$11,086	$1,311	$3	$12,394
2	Baa	9,434	1,058	6	10,486

	Investment grade	20,520	2,369	9	22,880

3	Ba	628	37	13	652
4	B	145	3	7	141
5	C and lower	13	—	2	11
6	In or near default	3	10	—	13

	Below investment grade	789	50	22	817

Total Corporate Fixed Maturities		$21,309	$2,419	$31	$23,697

At December 31, 2011:
1	Aaa, Aa, A	$12,042	$1,050	$53	$13,039
2	Baa	9,220	761	63	9,918

	Investment grade	21,262	1,811	116	22,957

3	Ba	677	18	25	670
4	B	86	3	2	87
5	C and lower	20	—	3	17
6	In or near default	3	3	—	6

	Below investment grade	786	24	30	780

Total Corporate Fixed Maturities		$22,048	$1,835	$146	$23,737

Asset-backed Securities

At September 30, 2012, the amortized cost and fair value of asset backed securities held were $196 million and $201 million, respectively; at December 31, 2011, those amounts were $260 million and $264 million, respectively. At September 30, 2012, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $18 million and $16 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $43 million and $43 million, respectively.

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

Commercial Mortgage-Backed Securities

September 30, 2012

	Moody’s Agency Rating					Total	Total December 31, 2011
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)

At amortized cost:
2004 and Prior Years	$—	$10	$38	$96	$164	$308	$335
2005	—	5	34	109	330	478	482
2006	—	—	—	—	321	321	351
2007	1	—	—	—	106	107	138

Total CMBS	$1	$15	$72	$205	$921	$1,214	$1,306

At fair value:
2004 and Prior Years	$—	$10	$37	$92	$141	$280	$297
2005	—	5	32	102	268	407	378
2006	—	—	—	—	169	169	168
2007	1	—	—	—	56	57	58

Total CMBS	$1	$15	$69	$194	$634	$913	$901

Mortgages

Investment Mix

At September 30, 2012 and December 31, 2011, respectively, approximately 12.4% and 10.7%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	September 30, 2012	December 31, 2011
	(In Millions)

Commercial mortgage loans	$3,737	$3,367
Agricultural mortgage loans	1,642	$1,337

Total Mortgage Loans	$5,379	$4,704

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	September 30, 2012		December 31, 2011
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,686	31.3%	$1,418	30.1%
Middle Atlantic	1,273	23.7	1,214	25.8
East North Central	579	10.8	503	10.7
South Atlantic	571	10.6	583	12.4
Mountain	395	7.3	348	7.4
West North Central	356	6.6	309	6.6
West South Central	343	6.4	239	5.1
New England	106	2.0	28	0.6
East South Central	70	1.3	62	1.3

Total Mortgage Loans	$5,379	100.0%	$4,704	100.0%

By Property Type:
Office buildings	$1,778	33.1%	$1,665	35.4%
Agricultural properties	1,642	30.5	1,337	28.4
Apartment complexes	947	17.6	818	17.4
Industrial buildings	394	7.3	396	8.4
Retail Stores	268	5.0	255	5.4
Hospitality	246	4.6	164	3.5
Other	104	1.9	69	1.5

Total Mortgage Loans	$5,379	100.0%	$4,704	100.0%

At September 30, 2012, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 68.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 44.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2012

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$388	$91	$204	$674	$226	$54	$1,637
50% - 70%	435	187	745	910	106	52	2,435
70% - 90%	—	41	235	360	157	23	816
90% plus	—	—	—	237	89	165	491

Total Commercial and Agricultural Mortgage Loans	$823	$319	$1,184	$2,181	$578	$294	$5,379

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at September 30, 2012.

Mortgage Loans by Year of Origination

	September 30, 2012
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2012	$1,111	20.6%
2011	1,159	21.5
2010	360	6.7
2009	536	10.0
2008	193	3.6
2007 and prior	2,020	37.6

Total Mortgage Loans	$5,379	100.0%

At September 30, 2012 and December 31, 2011, respectively, $1 million and $7 million of mortgage loans were classified as problem loans while $103 million and $102 million were classified as potential problem loans. At September 30, 2012 there was one loan considered a TDR. The loan shown in the table below was modified during third quarter 2011. The modification lowered existing interest only payments until October 1, 2013, at which time the loan reverts to an amortizing payment. All interest deferred under the modification is due at maturity on November 5, 2014. Due to the nature of the modification, short-term cash flow relief, the modification has no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modification of loan terms typically has no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

September 30, 2012

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	1	84	84

Total	1	$84	$84

There were no default payments on the above loan during the third quarter and first nine months of 2012.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at September 30, 2012 and 2011.

	2012	2011
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$32	$18
Charge-offs	(20)	—
Recoveries	(1)	(7)
Provision	24	22

Ending Balance, September 30,	$35	$33

Ending Balance, September 30,:
Individually Evaluated for Impairment	$35	$33

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

Other Equity Investments

At September 30, 2012, private equity partnerships, hedge funds and real-estate related partnerships were 84.2% of total other equity investments. These interests, which represent 3.3% of GAIA, consist of a diversified portfolio of LBO, mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	September 30, 2012	December 31, 2011
	(In Millions)

Common stock	$56	$53
Joint ventures and limited partnerships:
Private equity	1,078	1,074
Hedge funds	159	201
Real estate related	124	105

Total Other Equity Investments	$1,417	$1,433

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

The Insurance segment periodically, including during the first nine months of 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

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

Derivative Instruments by Category

	At September 30, 2012			Gains (Losses) Reported in Net Earnings (Loss) Nine Months Ended September 30, 2012
	Notional Amount	Fair Value
		Asset Derivatives	Liability Derivatives

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,421	$—	$—	$(934)
Swaps	956	1	115	(238)
Options	3,523	410	195	55

Interest rate contracts:(1)
Floors	2,700	317	—	68
Swaps	16,872	632	476	420
Futures	15,946	—	—	132
Swaptions	8,929	761	—	(60)

Net investment income (loss)				(557)

Embedded derivatives:
GMIB reinsurance contracts	—	11,225	—	678

GWBL and other features(2)	—	—	287	4

Balances, September 30, 2012	$55,347	$13,346	$1,073	$125

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

Derivative Instruments by Category

	At December 31, 2011			Gains (Losses) Reported in Net Earnings (Loss) Nine Months Ended September 30, 2011
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,332	$—	$—	$553
Swaps	745	9	20	84
Options	1,211	91	85	(38)

Interest rate contracts:(1)
Floors	3,000	327	—	128
Swaps	9,695	500	313	514
Futures	11,983	—	—	798
Swaptions	7,353	1,029	—	746

Net investment income				2,785

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	5,448

GWBL and other features(2)	—	—	291	(214)

Total	$40,319	$12,503	$709	$8,019

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(In Millions)

Fixed maturities	$(12)	$5	$(70)	$(12)
Other equity investments	—	1	1	1
Derivatives	—	—	—	—
Other	(1)	(5)	(9)	(15)

Total	$(13)	$1	$(78)	$(26)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$4	$6	$12	$18
Other	—	—	—	—

Total gross realized investment gains	4	6	12	18

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(12)	—	(65)	(22)
Gross losses on sales and maturities	(4)	(1)	(17)	(8)
Credit related losses on sales	—	—	—	—
Other	—	—	—	—

Total gross realized investment losses	(16)	(1)	(82)	(30)

Total	$(12)	$5	$(70)	$(12)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(In Millions)

Fixed Maturities:
Public fixed maturities	$—	$—	$—	$(6)
Private fixed maturities	(12)	—	(65)	(16)

Total fixed maturities securities	(12)	—	(65)	(22)

Equity securities	—	—	—	—
Other invested assets	—	—	—	—

Total	$(12)	$—	$(65)	$(22)

For the third quarter and first nine months of 2012 and 2011, $(12) million, $(65) million, $0 million and $(22) million, respectively, of OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$3,950	18.9%	$3,102	15.2%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.2	45	0.2
At contract value, less surrender charge of 5% or more	1,289	6.1	1,355	6.6

Subtotal	1,320	6.3	1,400	6.8

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,641	74.8	15,930	78.0

Total Annuity Reserves And Deposit Liabilities	$20,911	100.0%	$20,432	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $2.4 billion at September 30, 2012 decreased $839 million from $3.2 billion at December 31, 2011.

Net cash used in operating activities was $821 million in the first nine months of 2012 as compared to net cash used in operating activities of $624 million in the first nine months of 2011. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $2.5 billion, $2.6 billion lower than the $52 million net cash provided by investing activities in the first nine months of 2011. The change was partially due to cash outflows related to derivatives of $294 million as compared to cash inflows of $1.6 billion in the first nine months of 2011. There were net purchases of $2.1 billion in the first nine months of 2012 as compared to net purchases of $1.6 billion in the first nine months of 2011.

Cash flows provided by financing activities decreased $493 million from $3.0 billion in the first nine months of 2011 to $2.5 billion in the first nine months of 2012. The impact of the net deposits to policyholders’ account balances was $3.3 billion and $2.7 billion in the first nine months of 2012 and 2011, respectively. Additional AllianceBernstein Holding units were purchased for $135 million and $146 million in the first nine months of 2012 and 2011, respectively.

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

The Company’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment—Insurance,” as well as by cash settlements of its derivative hedging programs, debt service requirements and dividends to its shareholder.

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

Off Balance Sheet Transactions. At September 30, 2012 and December 31, 2011, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 17 of Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $264 million and $390 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2012. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At September 30, 2012, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.6 billion at September 30, 2012) and/or letters of credit ($2.2 billion at September 30, 2012). Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $363 million during 2012. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid $181 million and $379 million, respectively, of shareholder dividends during the first nine months of 2012 and 2011.

For the third quarter and first nine months of 2012 and 2011, respectively, AXA Equitable’s statutory net income (loss) totaled $(449) million, $151 million, $969 million and $1.3 billion. Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.8 billion and $4.8 billion at September 30, 2012 and December 31, 2011, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2011 Form 10-K.

AllianceBernstein

For the first nine months of 2012, net cash provided by AllianceBernstein’s operating activities was $532 million, up $25 million from the corresponding 2011 period. The change was primarily due to lower net purchases of investments partially offset by an increase in broker-dealer related net receivables and segregated U.S. Treasury bills.

For the first nine months of 2012, net cash used in investing activities was $12 million, down $35 million from the corresponding 2011 period. The decrease from the comparable 2011 period was principally the result of the purchase of the remaining 50% Australian joint venture mentioned above during the first quarter of 2011.

For the first nine months of 2012, net cash used in financing activities was $554 million, down $35 million from the corresponding 2011 period. The decrease reflects lower distributions to the General Partner and unitholders of $179 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears), partially offset by an increase in repayment of commercial paper of $139 million

As of September 30, 2012, AllianceBernstein had $611 million of cash and cash equivalents of which approximately 98.6% is comprised of cash on deposit for its broker dealers to comply with various regulatory capital levels and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $484 million, which includes cash on deposit for AllianceBernstein’s foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds. AllianceBernstein’s intent is to permanently reinvest these earnings outside the U.S. AllianceBernstein currently does not anticipate a liquidity need requiring a repatriation of these funds to the U.S.

At September 30, 2012 and December 31, 2011, respectively, AllianceBernstein had $241 million and $445 million, outstanding under its commercial paper program.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower. On January 17, 2012, the 2010 AB Credit Facility was amended and restated (“2012 AB Credit Facility”). The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 AB Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment. Effective as of July 13, 2012, through the exercise of the commitment increase provisions of the 2012 AB Credit Facility, the principal amount was increased from $900 million to $1.0 billion. With this increase, the 2012 AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. As of September 30, 2012 and December 31, 2011, AllianceBernstein had no amounts outstanding under the 2012 AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. During May 2012, AllianceBernstein was named an additional borrower under a $100 million SCB LL uncommitted line of credit. As of September 30, 2012, there were no loans outstanding. As of September 30, 2012 and December 31, 2011, AllianceBernstein had no uncommitted bank loans outstanding.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	November 9, 2012	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Vice President
and Chief Financial Officer

Date:	November 9, 2012		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Vice President and
Chief Accounting Officer