Form 10-K
period 2012-12-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2013-03-11
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No voting or non-voting common equity of the registrant is held by non-affiliates of the registrant as of June 30, 2012.

As of March 11, 2013, 2,000,000 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are incorporated by reference into Part I hereof.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions, the performance of AXA Arizona’s hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA RE Arizona Company; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxiv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxv) the perception of our brand and reputation in the marketplace; (xxvi) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxvii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxviii) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxix) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included elsewhere herein for discussion of certain risks relating to its businesses.

ii

Part I, Item 1.

BUSINESS1

GENERAL

AXA Equitable, established in the State of New York in 1859, is among the largest life insurance companies in the United States, with approximately 3.3 million insurance and annuity policies in force as of December 31, 2012. We are part of a diversified financial services organization offering a broad spectrum of financial advisory, insurance and investment management services. Together with our subsidiaries, including AllianceBernstein, we are a leading asset manager, with total assets under management of approximately $519.5 billion at December 31, 2012, of which approximately $430.0 billion were managed by AllianceBernstein. We are an indirect wholly owned subsidiary of AXA Financial, which is an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies. For additional information regarding AXA, see “Business – Parent Company.”

SEGMENT INFORMATION

We conduct our operations in two business segments, the Insurance segment and the Investment Management segment.

Insurance. The insurance business conducted principally by AXA Equitable and its subsidiary, AXA Distributors, is reported in the Insurance Segment. We seek to be a recognized industry leader for providing advice and solutions to our clients. Our strategy is to develop an expansive and diversified product portfolio that serves the needs of existing and new markets, build distribution to effectively deliver these products to a wide array of clients, and effectively manage our in-force business. In order to help us execute on our strategy, over the course of the next several years, we will pursue the following objectives:

•	Diversify our product portfolio

•	Be a leader in developing new and innovative products
•	Actively grow in select markets
•	Strengthen our brand

•	Build distribution

•	Leverage our broad and diverse distribution capabilities
•	Grow our retail sales force
•	Enhance our digital capabilities for both efficiency and sales force productivity
•	Actively manage product mix with our third party distributors

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

1-1

•	Effectively manage our in-force business

•	Enhance the value of our in-force business
•	Reduce the risks associated with our in-force business, particularly variable annuities with guarantee features
•	Become more customer centric
•	Actively explore capital management opportunities

The Insurance segment, which also includes Separate Accounts for individual and group life insurance and annuity products, accounted for approximately $6.4 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2012.

Investment Management. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein, a leading global investment management firm. AllianceBernstein seeks to be the most trusted investment firm in the world by placing its clients’ interests first and foremost, utilizing its research capabilities to have more knowledge than any other investment firm, and using and sharing knowledge better than its competitors to help AllianceBernstein’s clients achieve financial peace of mind and investment success. For additional information about AllianceBernstein, see AllianceBernstein’s Annual Report on Form 10-K for the year-ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2013 (the “AllianceBernstein 10-K”).

At December 31, 2012, our economic interest in AllianceBernstein was 39.5%. At December 31, 2012, AXA and its subsidiaries’ economic interest in AllianceBernstein was approximately 65.5%.

The Investment Management segment accounted for approximately $2.7 billion of total revenues, after intersegment eliminations, for the year ended December 31, 2012.

For additional information on business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results Of Continuing Operations By Segment” and Note 19 of Notes to Consolidated Financial Statements.

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

The market for annuity and life insurance products of the types we issue continues to be dynamic as the global economy and capital markets slowly recover from the significant stress experienced in recent years. The financial market turbulence has led many companies to re-examine the pricing and features of certain products that they offer or to discontinue offering such products altogether. As part of our continuing efforts to mitigate the impacts of the challenging conditions in the capital markets and economy on our business, we have modified our product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. We have made solid progress in executing this strategy over the past few years, as we have introduced several new life insurance and annuity products to the marketplace. These products have been well received by the marketplace and, in 2012, sales of these products continued to account for a significant portion of our first year premiums and deposits. We have also taken and expect to continue to take steps to manage the risks associated with our in-force business. For example, in 2012, in furtherance of our initiative to reduce the risks associated with the in-force variable annuity business with guarantee features, we suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and initiated a limited program to offer to purchase from certain policyholders the GMDB rider contained in their Accumulator® contracts. We also limited and/or suspended the acceptance of contributions to other annuity products. For additional information, see “Business – Products”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment – Insurance.”

1-2

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

We also offer an indexed universal life product. Indexed universal life insurance combines life insurance with equity-linked accumulation potential. The equity linked option(s) provide upside potential for cash value accumulation up to certain growth cap rates and downside protection through a floor for certain investment periods. This floor will limit the impact of decreases over the investment period in the values of the indices selected.

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

We offer the Market Stabilizer Option®, an investment option, on our variable universal life product. The Market Stabilizer Option® offers a policyholder growth potential (up to a cap) and downside protection through a buffer. Through the use of the upside caps and a downside buffer, the Market Stabilizer Option® helps a policyholder manage volatility in their variable universal life policy, which may reduce or potentially eliminate losses.

Term, Universal Life and Variable Universal Life insurance products accounted for 10.1%, 9.1% and 8.6% of our total premiums and deposits in 2012, respectively.

Annuity Products. We offer a variety of variable and fixed annuities which are primarily marketed and sold to individuals saving for retirement or seeking retirement income and employers seeking to offer retirement savings programs such as 401(k) or 403(b) plans. Our primary annuity product offerings include:

Variable Annuities. Variable annuities provide for both asset accumulation and asset distribution needs. Variable annuities allow the policyholder to make deposits into various investment accounts, as determined by the policyholder. The investment accounts are separate accounts and risks associated with such investments are borne entirely by the policyholder, except where enhanced guarantee features have been elected in certain variable annuities, for which additional fees are charged. Additionally certain variable annuity products permit policyholders to allocate a portion of their account to the General Account and are credited with interest rates that we determine, subject to certain limitations

Variable annuity products continue to account for a substantial portion of our sales, with 67.7% of our total premiums and deposits in 2012 attributable to variable annuities. Variable annuity products offered by us principally include individual and group deferred variable annuities sold in the non-qualified and qualified markets. A significant portion of the variable annuities sold by us offer one or more enhanced guarantee features in addition to the standard return of principal death benefit guarantee. Such enhanced guarantee features may include guaranteed minimum living benefits and/or an enhanced guaranteed minimum death benefit (“GMDB”). Guaranteed minimum living benefits principally include guaranteed minimum income benefits (“GMIB”) and guaranteed income benefits (“GIB”). We have issued variable annuities with a guaranteed minimum accumulation benefit and guaranteed withdrawal benefit for life (“GWBL”) rider. For additional information regarding these guaranteed minimum benefit features, see Notes 2, 8 and 9 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.

1-3

In furtherance of our strategy of developing an innovative and diversified variable annuity product offering, we have introduced several new and/or enhanced variable annuities in recent years. For example, Structured Capital Strategies®, an investment only variable annuity designed for investors seeking equity and commodity index-linked, tax-deferred growth potential with levels of downside protection. This product allows investors to realize returns based on the growth of certain indices up to specified caps, while being protected against loss down to specified floors. Investors select the index, the term (1, 3 or 5 years generally) and the level of downside protection they wish (within the choices offered).

Fixed Annuities. Fixed annuities also provide for both asset accumulation and asset distribution needs. Fixed annuities do not allow the same investment flexibility provided by variable annuities, but do provide guarantees related to the preservation of principal and interest credited. Fixed annuity contracts are general account obligations.

We issue or have issued a variety of fixed annuity products, including individual single premium deferred annuities, which credit an initial and subsequent annually declared interest rate, and payout annuity products, including traditional immediate annuities. Fixed annuity products have not been a significant product for us in recent years, accounting for 0.9% of our total premium and deposits in 2012.

Separate Account Assets

As noted above, variable annuity and variable life products offer purchasers the opportunity to direct the investment of their account values into various Separate Account investment options. Over the past five years, Separate Account assets for individual variable annuities and variable life insurance policies have increased by $25.5 million to $89.6 billion at December 31, 2012. Of the 2012 year-end amount, approximately $86.8 billion was invested in EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust (“VIP Trust”), each of which are mutual funds for which our subsidiary, AXA Equitable FMG, serves as the investment manager (and, in certain instances provides day-to-day portfolio management services as the investment adviser) and administrator. The balance of such Separate Account assets is invested through various other mutual funds for which third parties serve as investment manager.

EQAT is a mutual fund offering variable life and annuity policyholders a choice of single or multi-advised equity, bond and money market investment portfolios, “hybrid” portfolios whose assets are allocated among multiple subadvisers, and twelve asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Certain EQAT equity portfolios employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages. VIP Trust is a mutual fund offering variable life and annuity policyholders a choice of multi-advised equity and bond investment portfolios, as well as nine asset allocation portfolios that invest exclusively in other portfolios of EQAT and/or VIP Trust. Certain VIP portfolios also employ an investment strategy that seeks to reduce equity exposure during periods in which market volatility has increased to levels that are meaningfully higher than long-term historic averages.

As of December 31, 2012, policyholders allocated $37.7 billion to the allocation portfolios of EQAT and VIP Trust and $49.1 billion to the individual portfolios of EQAT and/or VIP. Of the $86.8 billion invested in EQAT and VIP Trust, approximately 65% of these assets are passively managed and seek to replicate the returns of an applicable index and approximately 35% of these assets are actively managed by one or more sub-advisers.

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

1-4

Distribution

We distribute our products through retail and wholesale distribution channels.

Retail Distribution. Our products are offered on a retail basis in all 50 states, the District of Columbia and Puerto Rico by financial professionals associated with AXA Advisors, an affiliated broker-dealer, and AXA Network, an affiliated insurance general agency. These financial professionals also have access to and can offer a broad array of annuity, life insurance and investment products and services from unaffiliated insurers and other financial service providers. As of December 31, 2012, approximately 5,242 financial professionals were associated with AXA Advisors and AXA Network.

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

Annuities and life insurance distributed by the Retail channel accounted for 66.4% and 74.2% of our total annuity and life insurance premiums and deposits in 2012 and 2011, respectively. Annuities distributed by the Retail channel accounted for 51.6% and 62.5% of our total first year annuity premiums and deposits in 2012 and 2011, respectively, and 45.0% and 49.6% of our total annuity premiums and deposits in 2012 and 2011, respectively. Life insurance products distributed by the Retail channel accounted for 4.4% and 5.5% of our total first year life insurance premiums and deposits in 2012 and 2011, respectively, and 21.4% and 24.6% of our total life insurance premiums and deposits in 2012 and 2011, respectively. For additional information on premiums and deposits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Premiums and Deposits.”

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

Reinsurance. In 2012, we generally retained up to $25 million of mortality risk on single-life policies and $30 million of mortality risk on second-to-die policies. For amounts issued in excess of those limits, and often for lower amounts, we typically obtained reinsurance from unaffiliated third parties. The reinsurance arrangements obligate the reinsurer to pay a portion of any death claim in excess of the amount retained by us in exchange for an agreed-upon premium.

We also have reinsured to non-affiliated reinsurers a portion of our exposure on variable annuity products that offer a GMIB and/or GMDB feature issued through February 2005. At December 31, 2012, we had reinsured to non-affiliated reinsurers, subject to certain maximum amounts or caps in any one period, approximately 21.3% of our net amount at risk resulting from the GMIB feature and approximately 5.1% of our net amount at risk to the GMDB obligation on annuity contracts in force as of December 31, 2012.

A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. We evaluate the financial condition of our reinsurers in an effort to minimize our exposure to significant losses from reinsurer insolvencies. We are not a party to any risk reinsurance arrangement with any non-affiliated reinsurer pursuant to which the amount of reserves on reinsurance ceded to such reinsurer equals more than 1.22% of our total policy reserves (including Separate Accounts).

In addition to non-affiliated reinsurance, we have ceded to our affiliate, AXA RE Arizona Company (formerly AXA Financial (Bermuda), Ltd.), a captive reinsurance company established by AXA Financial in 2003 (“AXA Arizona”), a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. The GMDB/GMIB reinsurance transaction currently allows for a more efficient use of our capital. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For additional information on reinsurance, see Notes 9 and 11 of Notes to Consolidated Financial Statements.

1-5

Hedging. We have adopted certain hedging programs that are designed to mitigate certain risks associated with the GMDB, GMIB, GWBL, and GIB liabilities that have not been reinsured. These programs utilize derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For GMDB, GMIB, GWBL and GIB, we retain certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal rates and amounts and policyholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GWBL and GIB features that result from financial markets movements. A portion of exposure to realized equity volatility is hedged using equity options and variance swaps.

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

For additional information on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment – Insurance” and “Risk Factors.”

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

We have senior level oversight of the underwriting process in order to facilitate quality sales and serve the needs of our customers, while supporting our financial strength and business objectives. The application of our underwriting guidelines is periodically reviewed through internal underwriting audits in order to maintain high standards of underwriting and consistency.

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

The following table summarizes our General Account Investment Assets by asset category at December 31, 2012:

AXA Equitable

General Account Investment Assets(1)

(Dollars in Millions)

	Amount	% of Total
	(Dollars in Millions)

Fixed maturities	$31,644	69.6%
Mortgages	5,427	11.9
Equity real estate	3	—
Other equity investments	1,407	3.1
Policy Loans	3,624	8.0
Cash and short-term investments	1,281	2.8
Trading securities	1,839	4.0
Other invested assets	236	0.6

Total	$45,461	100.0%

(1)	See “General Account Investment Portfolio – Investment Results of General Account Investment Assets” in Item 7 for further information on these investment assets and their results.

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

Investment Management

General

The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. Our consolidated economic interest in AllianceBernstein as of December 31, 2012 was approximately 39.5%, including the general partnership interests held indirectly by AXA Equitable as the sole shareholder of AllianceBernstein Corporation, the general partner (“AB General Partner”) of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) and AllianceBernstein. For additional information about AllianceBernstein, see the AllianceBernstein 10-K.

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including: (a) institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates; (b) retail clients, including U.S. and offshore mutual funds, variable annuities, insurance products and sub-advisory relationships; (c) private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and (d) institutional investors seeking high-quality research, portfolio strategy advice and brokerage related services.

AllianceBernstein also provides distribution, shareholder servicing and administrative services to its sponsored mutual funds.

Research

AllianceBernstein’s high-quality, in-depth research is the foundation of its business. AllianceBernstein believes that its global team of research professionals gives it a competitive advantage in achieving investment success for its clients. AllianceBernstein’s research disciplines include fundamental, quantitative and economic research and currency forecasting. In addition, AllianceBernstein has several specialized research initiatives, including research examining global strategic developments that can affect multiple industries and geographies.

Products and Services

AllianceBernstein offers a broad range of investment products and services to its clients, including: (a) to its institutional clients, AllianceBernstein offers separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles, (b) to its retail clients, AllianceBernstein offers retail mutual funds sponsored by AllianceBernstein and its subsidiaries, sub-advisory services to mutual funds sponsored by third parties, separately managed account programs that are sponsored by financial intermediaries worldwide and other investment vehicles, (c) to its private clients, AllianceBernstein offers diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles and (d) to institutional investors, AllianceBernstein offers research, portfolio strategy advice.

AllianceBernstein’s portfolio managers oversee a number of different types of investment services within various vehicles and strategies. AllianceBernstein’s services include: (a) value equities, generally targeting stocks that are out of favor and considered undervalued; (b) growth equities, generally targeting stocks with under-appreciated growth potential; (c) fixed income securities, including taxable and tax-exempt securities; (d) blend strategies, combining style-pure investment components with systematic rebalancing; (e) passive management, including index and enhanced index strategies; (f) alternative investments, including hedge funds, funds of funds, currency management strategies and private capital (e.g., direct real estate investing); and (g) asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

1-8

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

AllianceBernstein markets and distributes alternative investment products globally to high-net-worth clients and institutional investors. Alternative product assets under management totaled $11.6 billion as of December 31, 2012, $9.7 billion of which was institutional assets under management, $1.5 billion of which was private client assets under management and $0.4 billion of which was retail assets under management.

In 2008, AllianceBernstein created a unit called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding AllianceBernstein’s capabilities in the defined contribution (“DC”) market. ABDC seeks to provide the most effective DC investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, AllianceBernstein introduced Lifetime Income Strategies (formerly known as Secure Retirement Strategies, “SRS”), a multi-manager target-date solution. LIS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large DC plans. AllianceBernstein had its first LIS client funding during the second quarter of 2012 and is in discussions with additional plan sponsors to introduce LIS in their plans in 2013.

As of December 31, 2012, AllianceBernstein’s DC assets under management, which are distributed in all three of AllianceBernstein’s distribution channels, totaled approximately $26.0 billion.

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

AllianceBernstein is eligible to earn performance-based fees on some alternative investments, including hedge fund services, as well as some long-only services provided to its institutional clients. For these services, AllianceBernstein charges a base advisory fee and is eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before AllianceBernstein can collect future performance-based fees. Therefore, if AllianceBernstein fails to achieve its performance target for a particular period, AllianceBernstein will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, its ability to earn future performance-based fees will be impaired. If the percentage of AllianceBernstein’s assets under management subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. AllianceBernstein’s performance-based fees in 2012, 2011 and 2010 were $67 million (including $40 million pertaining to winding up of the Public-Private Investment Program fund), $17 million and $21 million, respectively. For additional information on AllianceBernstein’s performance-based fees, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

1-9

AllianceBernstein also generates revenues from clients to whom it provides research, portfolio strategy advice and brokerage-related services, primarily in the form of transaction fees calculated as either “cents per share” (generally in the U.S. market) or a percentage of the value of the securities traded (generally outside of the U.S.) for these clients.

AllianceBernstein’s revenues may fluctuate for a number of reasons. For additional information on AllianceBernstein’s revenues, see the AllianceBernstein Risk Factors in Exhibit 13.1 hereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Assets Under Management

As of December 31, 2012, AllianceBernstein had approximately $430.0 billion in assets under management, including approximately $219.8 billion from institutional services, approximately $144.4 billion from retail services and approximately $65.8 billion from private client services. As of December 31, 2012, assets of AXA, AXA Financial and AXA Equitable, including investments in EQAT and VIP Trust represented approximately 25.0% of AllianceBernstein’s total assets under management, and fees and other charges for the management of those assets accounted for approximately 4.0% of AllianceBernstein’s total revenues. The Investment Management segment continues to provide asset management services to AXA Equitable.

For additional information about AllianceBernstein, including its results of operations, see “Business – Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Continuing Operations by Segment – Investment Management” and Note 1 of Notes to Consolidated Financial Statements and the AllianceBernstein 10-K.

EMPLOYEES

As of December 31, 2012, we had approximately 4,140 full-time employees and AllianceBernstein had approximately 3,318 full-time employees.

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

The turbulence in the financial markets over the past few years, its impact on the capital position and product offerings of many competitors, and subsequent actions by regulators and rating agencies has altered the competitive landscape. This has led many companies, including us, to re-examine the pricing and features of certain products offered and/or to discontinue offering such products altogether. As a result, pricing, product features and financial strength have taken on greater significance in the eyes of some customers and certain distributors. For additional information on the products we offer, see “Business – General” and “Business – Products.”

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

1-10

Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and within the broader financial services industry. For additional information, see “Business – Regulation” and “Risk Factors.”

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

REGULATION

Insurance Regulation

We are licensed to transact insurance business, and are subject to extensive regulation and supervision by insurance regulators, in all 50 states of the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and nine of Canada’s twelve provinces and territories. We are domiciled in New York and are primarily regulated by the Superintendent (the “Superintendent”) of the New York State Department of Financial Services (the “NYSDFS”). The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing sales practices, standards of solvency, adequacy of reserves, reinsurance and hedging, risk-based capital, permitted types and concentrations of investments and business conduct to be maintained by insurance companies as well as agent licensing, approval of policy forms and, for certain lines of insurance, approval or filing of rates. Insurance regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdictions when, in their judgment, such regulators determine that the issuing company is not maintaining adequate statutory surplus or capital. Additionally, the New York Insurance Law limits sales commissions and certain other marketing expenses that we may incur. For additional information on Insurance Supervision, see “Risk Factors.”

We are required to file detailed annual financial statements, prepared on a statutory accounting basis, with supervisory agencies in each of the jurisdictions in which we do business. Such agencies may conduct regular or targeted examinations of our operations and accounts, and make requests for particular information from us. In addition to oversight by state insurance regulators in recent years, the insurance industry has seen an increase in inquiries from state attorneys general and other state officials regarding compliance with certain state insurance, securities and other applicable laws. We have received and responded to such inquiries from time to time. For example, AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. In June 2011, the New York State Attorney General’s office issued a

1-11

subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable is also under audit by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the NYSDFS to use data available on the U.S. Social Security Administration’s Death Master File (“DMF”) or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable has filed several reports with the NYSDFS related to its request. A number of life insurance industry companies have received a multistate targeted market conduct examination notice issued on behalf of various U.S. state insurance departments reviewing use of the DMF, claims processing and payments to beneficiaries. In December 2012, AXA Equitable received an examination notice on behalf of at least six insurance departments. The audits and related inquiries have resulted in the payment of death benefits and changes to AXA Equitable’s relevant procedures. AXA Equitable expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments, and the payment of examination costs. In addition, AXA Equitable, along with other life insurance companies, are subject to lawsuits that may be filed by regulatory agencies or other litigants.

In July 2012, as part of an industry-wide inquiry, we received and responded to a request from the NYSDFS to provide information regarding the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The NAIC is also studying the use of captive reinsurers. Like many life insurance companies, we utilize a captive reinsurer, AXA Arizona, as part of our capital management strategy. If the NYSFS or other state insurance regulators determine to restrict the use of such captive reinsurance on a prospective basis, it would adversely impact the capital management benefits we receive under this reinsurance arrangement.

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

In 2012, we paid an aggregate of $362 million in shareholder dividends to AXA Financial. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Guaranty Associations and Similar Arrangements. Each of the states in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

During each of the past five years, the assessments levied against us have not been material.

Risk Based Capital (“RBC”). We are subject to RBC requirements and report our RBC based on a formula calculated by applying factors to various asset, premium and statutory reserve items, as well as taking into account the risk characteristics of the insurer. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The formula is used as a regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose RBC ratio does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, our RBC was in excess of each of those RBC levels. For additional information on RBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

1-12

Dodd-Frank Wall Street Reform and Consumer Protection Act

Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes a Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the newly established Financial Stability Oversight Council (“FSOC”) the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-US governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements. In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation pursuant to the Dodd-Frank Act. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

Other aspects of our operations could also be affected by the Dodd-Frank Act. These include:

Heightened Standards and Safeguards. The FSOC may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in if the FSOC determines that those activities or practices could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, consolidated results of operations or financial condition.

Over-The-Counter Derivatives Regulation. The Dodd-Frank Act creates a new framework for regulating Over-The Counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange. In addition, new margin and capital requirements on market participants contained in final regulations to be adopted by the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

Broker-Dealer Regulation. The Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law. At the same time that the SEC is considering rulemaking as directed by the Dodd-Frank Act, FINRA has recently proposed and, in some cases, finalized significant additional rules of conduct affecting broker-dealers in a number of areas. The Department of Labor (“DOL”) has also been active in rulemaking activities which may potentially affect broker-dealer and investment advisory business, including the provision of increased compensation disclosure to qualified plans and possible expansion of the definition of a “fiduciary” under the Employment Retirement Income Security Act (“ERISA”).

Federal Tax Legislation

There are a number of existing, expiring, newly enacted and previously or currently proposed Federal tax initiatives that may also significantly affect us including, among others, the following.

Estate and Related Taxes. Under Federal tax legislation enacted on January 2, 2013, exemption amounts for estate, gift and generation skipping transfer (“GST”) taxes in the United States on estates, gifts or GST transfers exceeding $5 million per

1-13

individual (to be indexed for inflation) will be subject to tax at a top rate of 40%. The permanence of the estate tax as enacted in 2013 with an inflation indexed exemption amount of $5 million, a top tax rate of 40% and “portability” which allows a surviving spouse to use a deceased spouse’s unused $5 million exemption could be expected to have an adverse impact on life insurance sales as a significant portion of our life insurance sales are made in conjunction with estate planning. At the same time, the higher gift tax exemption may encourage certain gifting techniques involving life insurance in larger estates.

Income, Capital Gains and Dividend Tax Rates. Federal tax legislation enacted on January 2, 2013 made permanent reduced income tax rates for individuals except those with taxable income of over $400,000 per year ($450,000 for a married couple on a joint tax return) who will now be subject to a top income tax rate of 39.6% (an increase from 35%); a top long-term capital gains and dividend tax rate of 20% (an increase from 15%). Such changes may increase the tax appeal of cash value life insurance and annuity products for individuals in the higher tax bracket. The tax advantages of cash value life insurance and annuity products should increase favourably in the event of higher income and capital gains tax rates and the application of a newly enacted 3.8% net investment income tax on investment type income for higher earning taxpayers beginning in 2013.

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

Other Proposals. The U.S. Congress may also consider proposals for, among other things, the comprehensive overhaul of the Federal tax law and/or tax incentives targeted particularly to lower and middle-income taxpayers. For example, as part of deficit reduction ideas being discussed, there may be renewed interest in tax reform options, which could present sweeping changes to many longstanding tax rules. One possible change includes the creation of new tax-favoured savings accounts that would replace many existing qualified plan arrangements or new limits on the tax benefits available under existing qualified plan arrangements. Others would eliminate or limit certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these changes or similar alternatives would likely adversely affect new sales, and possibly funding and persistency of existing cash value life insurance and deferred annuity products. Finally, current legislative proposals may introduce significant increases on the taxation of financial institutions, including, taxes on certain financial institutions to compensate for the funds dispersed during the financial crisis, taxes on financial transactions, and taxes on executive compensation, including bonuses.

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

1-14

Broker-Dealer and Securities Regulation

We and certain policies and contracts offered by us are subject to regulation under the Federal securities laws administered by the SEC, self-regulatory organizations and under certain state securities laws. These regulators may conduct examinations of our operations, and from time to time make requests for particular information from us.

AXA Advisors, AXA Distributors, AllianceBernstein Investments, Inc., and Sanford C. Bernstein & Co., LLC are registered as broker-dealers (collectively, the “Broker-Dealers”) under the Exchange Act. The Broker-Dealers are subject to extensive regulation by the SEC and are members of, and subject to regulation by, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization subject to SEC oversight. The Broker-Dealers are subject to the capital requirements of the SEC and/or FINRA, which specify minimum levels of capital (“net capital”) that the Broker-Dealers are required to maintain and also limit the amount of leverage that the Broker-Dealers are able to employ in their businesses. The SEC and FINRA also regulate the sales practices of the Broker-Dealers. In recent years, the SEC and FINRA have intensified their scrutiny of sales practices relating to variable annuities, variable life insurance and alternative investments, among other products. In addition, the Broker-Dealers are also subject to regulation by state securities administrators in those states in which they conduct business, who may also conduct examinations and direct inquiries to the Broker-Dealers.

The SEC, FINRA and other governmental regulatory authorities, including state securities administrators, may institute administrative or judicial proceedings that may result in censure, fines, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or member, its officers or employees or other similar sanctions.

Certain of our Separate Accounts are registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Separate Account interests under certain annuity contracts and insurance policies issued by us are also registered under the Securities Act of 1933, as amended (the “Securities Act”). EQAT and VIP Trust are registered as investment companies under the Investment Company Act and shares offered by these investment companies are also registered under the Securities Act. Many of the investment companies managed by AllianceBernstein, including a variety of mutual funds and other pooled investment vehicles, are registered with the SEC under the Investment Company Act, and, if appropriate, shares of these entities are registered under the Securities Act.

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

As a result of regulatory changes recently enacted by the CFTC, effective January 1, 2013, AXA Equitable FMG is registered with the CFTC as a “commodity pool operator” and is also a member of the National Futures Association (“NFA”). AllianceBernstein and certain of its subsidiaries are also separately registered with the CFTC. The CFTC is a federal independent agency that is responsible for, among other things, the regulation of commodity interests and enforcement of the Commodity Exchange Act (“CEA”). The NFA is a self-regulatory organization to which the CFTC has delegated, among other things, the administration and enforcement of commodity regulatory registration requirements and the regulation of its members. As such, AXA Equitable FMG will be subject to regulation by the NFA and CFTC and will be subject to certain legal requirements and restrictions in the CEA and in the rules and regulations of the CFTC and the rules and by-laws of the NFA on behalf of itself and any commodity pools that it operates, including investor protection requirements and antifraud prohibitions, and will be subject to periodic inspections and audits by the CFTC and NFA. AXA Equitable FMG will also be subject to certain CFTC-mandated disclosure, reporting and recordkeeping obligations once the CFTC proposal seeking to harmonize CFTC requirements for investment companies that are also registered with the SEC are finalized. Violations of the rules of the CFTC or NFA could result in remedial actions including censures, fines, registration restrictions, trading prohibitions, limitations on engaging in business for specific periods or the revocations of CFTC registration or NFA membership.

Regulators, including the SEC, FINRA, CFTC, NFA and state attorneys general, continue to focus attention on various practices in or affecting the investment management and/or mutual fund industries, including portfolio management, valuation and the use of fund assets for distribution. We and certain of our subsidiaries have provided, and in certain cases continue to provide, information and documents to the SEC, FINRA, CFTC, NFA, state attorneys general, state insurance regulators and other regulators on a wide range of issues. Ongoing or future regulatory investigations could potentially result in fines, other sanctions and/or other costs.

1-15

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

Privacy of Customer Information

We have adopted a privacy policy outlining procedures and practices to be followed by members of the AXA Financial Group relating to the collection, disclosure and protection of customer information. Customer information may only be used to conduct company business. We may not disclose customer information to third parties except as required or permitted by law. Customer information may not be sold or rented to third parties. A copy of the privacy policy is mailed to customers on an annual basis. Federal and state laws and regulations require financial institutions to protect the security and confidentiality of customer information and report breaches in which customer information is intentionally or accidentally disclosed to third parties. Violation of these laws and regulations may result in significant fines and remediation costs. Legislation currently under consideration in the U.S. Congress and state legislatures could create additional obligations relating to the use and protection of customer information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our mortgage lending business. In some states, this lien may have priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. However, Federal legislation provides for a safe harbor from CERCLA liability for secured lenders, provided that certain requirements are met. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

We routinely conduct environmental assessments prior to making a mortgage loan or taking title to real estate, whether through acquisition for investment, or through foreclosure on real estate collateralizing mortgages that it holds. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments consistent with regulatory guidance and complying with our internal procedures. As a result, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our consolidated results of operations.

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

1-16

Iran Threat Reduction and Syria Human Rights Act

AXA Financial, AXA Equitable and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group insurance policies described immediately below.

The non-U.S. based subsidiaries of AXA, our parent company, operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see “Business – Parent Company.”

AXA has reported to us that 16 insurance policies underwritten by two of AXA’s European insurance subsidiaries, AXA France IARD and AXA Winterthur, that were in-force during 2012 potentially come within the scope of the disclosure requirements of the Iran Act. Of these insurance policies, 15 policies were written by AXA France IARD and relate to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have, direct or indirect, ties to the Government of Iran (the “French Policies”), including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The other policy, described below, was written by AXA Winterthur and provides global coverage to a Swiss-based non-governmental organization based in Geneva that was initially established by the United Nations to facilitate international transport (the “Swiss Policy”). AXA Winterthur is a Swiss company, based in Winterthur, Switzerland, which is licensed to operate in Switzerland.

With respect to these policies, as of the date of this report: (1) AXA France IARD has taken actions necessary to terminate coverage under all 15 of the French Policies; and (2) AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran. The aggregate premium for these 16 policies was less than $1 million (approximately $105,000 for the 15 French Policies and approximately $884,000 for the relevant premium amount under the Swiss Policy), representing less than 0.001% of AXA’s consolidated revenues, which are in excess of $100 billion. The net profit attributable to these 16 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 16 of these policies, in the aggregate, was less than $300,000, representing less than 0.006% of AXA’s aggregate net profit.

The Swiss Policy relates to insurance provided to the International Road Transport Union (“IRU”), a nongovernmental organization based in Geneva which, among other things, acts as the implementing partner of the Transports Internationaux Routiers Customs Transit System (“TIR System”) under mandate of the United Nations. The TIR System is an international harmonized system of customs control that facilitates trade and transport by TIR Carnets, which are customs transit documents used to prove the existence of the international guarantee for duties and taxes for the goods transported under the TIR System, with the IRU guaranteeing payment to the contracting countries. The TIR Convention includes more than 70 contracting countries, including the United States, each member of the European Union and many other countries, including Iran.

During 2012, AXA Winterthur provided global cover to the IRU insuring it against financial losses that the IRU may incur if a carrier fails to pay the duty charges under the terms of a TIR Carnet. Under this policy, AXA Winterthur guaranteed duty payments on behalf of the IRU to the TIR national transport associations in each of the more than 70 participating countries, which includes Iran’s TIR System national transport association (the Iran Chamber of Commerce Industry Mines and Agriculture).

As noted above, AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran and notified the IRU accordingly.

1-17

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

Continued difficult conditions in the global capital markets and the economy have affected and may continue to materially adversely affect our business, consolidated results of operations and financial condition and these conditions may not improve in the near term.

Our business, consolidated results of operations and financial condition are materially affected by conditions in the global capital markets and the economy generally. Concerns over the pace of the economic recovery, the level of U.S. national debt, the European sovereign debt crisis, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, and geopolitical issues have contributed to increased volatility and diminished confidence for the economy and the capital markets going forward. Given our interest rate and equity market exposure, these events have had and may continue to have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

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

Prolonged periods of low interest rates and interest rate fluctuations have negatively impacted and should they persist would continue to negatively impact our business and consolidated results of operations and financial condition.

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

1A-1

•	changes in interest rates may adversely impact our liquidity and increase our costs of financing;

•

our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment;

•

although we take measures, including hedging strategies utilizing derivative instruments to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate or increase, the interest rate risk of our assets relative to our liabilities; and

•

for certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale may negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates and the Federal Reserve Board has committed to keeping interest rates low until unemployment falls below 6.5%. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations as our portfolio earnings decline over time, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force.

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

•

can influence policyholder behavior, which may adversely impact the levels of surrenders, withdrawals and amounts of withdrawals of our variable life and annuity contracts or cause policyholders to reallocate a portion of their account balances to more conservative investment options (which may have lower fees), which could negatively impact our future profitability and/or increase our benefit obligations particularly if they were to remain in such options during an equity market increase;

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

Hedging Programs. We utilize a hedging program to mitigate a portion of the unreinsured risks we face in, among other areas, the enhanced guarantee features of our annuity products and minimum crediting rates on our life and annuity products from unfavorable changes in benefit exposures due to movements in the equity markets and interest rates. In certain cases, however, we may not be able to apply these techniques to effectively hedge these risks because the derivative market(s) in question may not be of sufficient size or liquidity or there could be an operational error in the application of our hedging strategy or for other reasons. The operation of our hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates and amounts of withdrawals, election rates, market volatility, interest rates and correlation among various market movements. There can be no assurance that ultimate actual experience will not differ materially from our assumptions, particularly (but not only) during periods of high market volatility, which could adversely impact consolidated results of operations and financial condition. For example, in the past, due to, among other things, levels of volatility in the equity and interest rate markets above our assumptions as well as deviations between actual and assumed surrender and withdrawal rates, gains from our hedging programs did not fully offset the economic effect of the increase in the potential net benefits payable under the guarantees offered in certain of our products. If these circumstances were to reoccur in the future or if, for other reasons, results from our hedging programs in the future do not correlate with the economic effect of changes in benefit exposures to customers, we could experience economic losses which could have a material adverse impact on our consolidated results of operations and financial condition.

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

See “Business – Reinsurance and Hedging” and Notes 2, 8 and 9 of Notes to Consolidated Financial Statements.

1A-3

Our reinsurance arrangements with AXA Arizona, which are an important element of our capital management strategy, may be adversely impacted by changes to policyholder behavior assumptions under the reinsured contracts, the performance of AXA Arizona’s hedge program, its liquidity needs, its overall financial results and changes in regulatory requirements.

We currently reinsure to AXA Arizona, an indirect, wholly-owned subsidiary of AXA Financial, a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. Under applicable statutory accounting rules, we are entitled to a credit in its calculation of reserves for amounts reinsured to AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust and/or letters of credit. Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the trusts under certain circumstances. The level of assets required to be maintained in the trust fluctuates based on market and interest rate movements, mortality experience and policyholder behavior (i.e., the exercise or non-exercise of rights by policyholders under the contracts including, but not limited to, lapses and surrenders, withdrawal rates and amounts and contributions). Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could impact AXA Arizona’s liquidity.

In addition, like AXA Equitable, AXA Arizona employs a dynamic hedging strategy which utilizes derivative instruments as well as repurchase agreement transactions that are collectively managed to help reduce the economic impact of unfavorable changes to GMDB and GMIB reserves. The terms of these instruments in many cases require AXA Arizona to post collateral for the benefit of counterparties or cash settle hedges when there is a decline in the estimated fair value of specified instruments. This would occur, for example, as interest rates and/or equity markets rise and AXA Arizona may not be permitted to transfer assets from the trust under the terms of the reinsurance treaty.

While management believes that AXA Arizona has adequate liquidity and credit facilities to deal with a range of market scenarios and increasing reserve requirements, larger market movements, including but not limited to a significant increase in interest rates, could require AXA Arizona to post more collateral or cash settle more hedges than its own resources would permit. While AXA Arizona’s management intends to take all reasonable steps to maintain adequate sources of liquidity to meet AXA Arizona’s obligations, there can be no assurance that such sources will be available in all market scenarios. The potential inability of AXA Arizona to post such collateral or cash settle such hedges could cause AXA Arizona to reduce the size of its hedging programs, which could ultimately adversely impact AXA Arizona’s ability to perform under the reinsurance arrangements and our ability to receive full statutory reserve credit for the reinsurance arrangements.

In July 2012, as part of an industry-wide inquiry, we received and responded to a request from the NYSDFS to provide information regarding the use of affiliated captive reinsurers or off-shore entities to reinsure insurance risks. The NAIC is also studying the use of captive reinsurers. Like many life insurance companies, we utilize a captive reinsurer, AXA Arizona, as part of our capital management strategy. If the NYSFS or other state insurance regulators determine to restrict the use of such captive reinsurance on a prospective basis, it would adversely impact the capital management benefits we receive under this reinsurance arrangement.

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

Insurance Regulation: We are subject to a wide variety of insurance and other laws and regulations. State insurance laws regulate most aspects of our insurance business. We are domiciled in New York and are primarily regulated by New York State Department of Financial Services, Life Bureau (the “NYSDFS”) and by the states in which we are licensed.

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

1A-4

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

State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have a material adverse effect on our financial condition and consolidated results of operations. For example, in October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. We cannot predict what actions and regulatory change will result from this study and what impacts such changes will have on our financial conditions and consolidated results of operations.

In addition, state insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of certain insurance products such as fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (“SAT”), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states, including New York, have already enacted laws based on the SAT. See “Business – Regulation – Insurance Regulation”.

U.S. Federal Regulation Affecting Insurance: Currently, the U.S. federal government does not directly regulate the business of insurance. While the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) does not remove primary responsibility for the supervision and regulation of insurance from the states, Title V of the Act establishes a Federal Insurance Office (“FIO”) within the U.S. Treasury Department and reforms the regulation of the non-admitted property and casualty insurance market and the reinsurance market. The FIO has authority that extends to all lines of insurance except health insurance, crop insurance and (unless included with life or annuity components) long-term care insurance. Under the Dodd-Frank Act, the FIO is charged with monitoring all aspects of the insurance industry (including identifying gaps in regulation that could contribute to a systemic crisis), recommending to the newly established Financial Stability Oversight Council the designation of any insurer and its affiliates (potentially including AXA and its affiliates) as a non-bank financial company subject to oversight by the Board of Governors of the Federal Reserve System (including the administration of stress testing on capital), assisting the Treasury Secretary in negotiating “covered agreements” with non-US governments or regulatory authorities, and, with respect to state insurance laws and regulation, determining whether such state insurance measures are pre-empted by such covered agreements. In addition, the FIO will be empowered to request and collect data (including financial data) on and from the insurance industry and insurers (including reinsurers) and their affiliates. In such capacity, the FIO may require an insurer or an affiliate of an insurer to submit such data or information as the FIO may reasonably require. In addition, the FIO’s approval will be required to subject an insurer or a company whose largest U.S. subsidiary is an insurer to the special orderly liquidation process administered by the FDIC pursuant to the Dodd-Frank Act. The Dodd-Frank Act also reforms the regulation of the non-admitted property/casualty insurance market (commonly referred to as excess and surplus lines) and the reinsurance markets, including the ability of non-domiciliary state insurance regulators to deny credit for reinsurance when recognized by the ceding insurer’s domiciliary state regulator.

1A-5

Other aspects of our operations could also be affected by the Dodd-Frank Act. For example, the Dodd-Frank Act creates a new framework for regulating Over-The Counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC derivatives will be cleared through a centralized clearinghouse and executed on a centralized exchange. In addition, new margin and capital requirements on market participants contained in final regulations to be adopted by the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

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

The sales of insurance products could also be adversely affected to the extent that some or all of the third-party firms that distribute our products or unaffiliated insurance companies face heightened regulatory scrutiny and/or increased regulation that causes them to de-emphasize sales of the types of products we issue.

Regulation of Brokers and Dealers: In addition, the Dodd-Frank Act provides that the SEC may promulgate rules to provide that the standard of conduct for all broker-dealers, when providing personalized investment advice about securities to retail customers (and any other customers as the SEC may by rule provide) will be the same as the standard of conduct applicable to an investment adviser under the Investment Advisers Act of 1940. Although the full impact of such a provision can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers, as applies to investment advisers under existing law. See “Business – Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act”.

International Regulation: In addition, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis and means of avoiding such crises in the future. For example, in May 2012, the International Association of Insurance Supervisors (“IAIS”) published a proposed assessment methodology for designating global systemically important insurers (“G-SIIs”), as part of the global initiative to identify global systemically important financial institutions (“G-SIFIs”). The proposed methodology is intended to identify those insurers whose distress or disorderly failure, because of their size, complexity and interconnectedness, would cause significant disruption to the global financial system and economic activity. Management of AXA believes that the AXA Group is likely to be among the insurance groups so designated and expects final designations to be made and publicized during the second quarter of 2013. The precise implications of being designated a G-SII are not yet clear, however, management of AXA believes that the draft policy measures for G-SIIs published by the IAIS in October 2012 provides insights into the likely consequences which include (i) additional capital buffers for business deemed non-traditional / non-insurance, (ii) greater regulatory authority over holding companies, (iii) various measures to promote “structural self-sufficiency” of group companies and reduce group interdependencies, and (iv) in general, a greater level of regulatory scrutiny for G-SIIs (including a requirement to prepare recovery and resolutions plans which will entail significant new reporting and compliance burdens and costs). These measures, if implemented, could have far reaching regulatory and competitive implications for the AXA Group and adversely impact AXA’s capital requirements, profitability, the fungibility of AXA’s capital and ability to provide capital / financial support for AXA Group companies, including potentially AXA Equitable, AXA’s ability to grow through future acquisitions and AXA’s overall competitive position in relation to insurance groups that are not designated G-SIIs. Based on the information obtained from the IAIS, the Financial Stability Board (“FSB”) will make final recommendations in consultation with national supervisory authorities. An initial list of G-SIIs is expected to be published by the FSB in the second quarter of 2013, with annual updates thereafter. While the precise implications of being designated a G-SII on the AXA Group are not yet clear, the negative impacts could be potentially significant. All of these possibilities, if they occurred, could affect the way we conduct our business and manage capital, and may require us to satisfy increased capital requirements, any of which in turn could materially affect our consolidated results of operations, financial condition and liquidity.

The amount of statutory capital that we have and the amount of statutory capital we must hold to meet our statutory capital requirements and our financial strength and credit ratings can vary significantly from time to time.

Statutory accounting standards and capital and reserve requirements for AXA Equitable are prescribed by the applicable state insurance regulators and the NAIC. State insurance regulators have established regulations that govern reserving requirements and provide minimum capitalization requirements based on risk-based capital (“RBC”) ratios for life insurance companies. This RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks,

1A-6

including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including but not limited to the amount of statutory income or losses we generate (which itself is sensitive to equity market and credit market conditions), changes in reserves, the amount of additional capital we must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio (including the value of AllianceBernstein units), changes in interest rates, as well as changes to existing RBC formulas. Additionally, state insurance regulators have significant leeway in how to interpret existing regulations, which could further impact the amount of statutory capital or reserves that we must maintain. We are primarily regulated by the NYSDFS, which from time to time has taken more stringent positions than other state insurance regulators on matters affecting, among other things, statutory capital and/or reserves. In certain circumstances, particularly those involving significant market declines, the effect of these more stringent positions may be that our financial condition appears to be worse than competitors who are not subject to the same stringent standards, which could have a material adverse impact on our competitiveness, results of operations and/or financial condition. Moreover, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of capital we must hold in order to maintain our current ratings. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, our financial strength and credit ratings might be downgraded by one or more rating agencies. There can be no assurance that we will be able to maintain our current RBC ratio in the future or that our RBC ratio will not fall to a level that could have a material adverse effect on our business and consolidated results of operations or financial condition.

Our requirements to pledge collateral or make payments related to declines in estimated fair value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to pledge collateral related to any decline in the market value of the specified assets. In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the market value of the specified assets. The amount of collateral we may be required to pledge and the payments we may be required to make under these agreements may increase under certain circumstances, which could adversely affect our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserve requirements for our direct and reinsurance assumed business are calculated based on a number of estimates and assumptions, including estimates and

1A-7

assumptions related to future mortality, morbidity, interest rates, future equity performance, reinvestment rates, persistency, claims experience, and policyholder elections (i.e., the exercise or non-exercise of rights by policyholders under the contracts). Examples of policyholder elections include, but are not limited to, lapses and surrenders, withdrawals and amounts of withdrawals, and contributions and the allocation thereof. The assumptions and estimates used in connection with the reserve estimation process are inherently uncertain and involve the exercise of significant judgment. We periodically review the adequacy of reserves and the underlying assumptions and make adjustments when appropriate. We cannot, however, determine with precision the amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level assumed prior to payment of benefits or claims. Our claim costs could increase significantly and our reserves could be inadequate if actual results differ significantly from our estimates and assumptions. If so, we will be required to increase reserves or reduce DAC, which could adversely impact our earnings and/or capital. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Estimates.”

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

We use financial models that rely on a number of estimates, assumptions and projections that are inherently uncertain and which may contain errors.

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

1A-8

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, commercial mortgage backed securities, equity real estate and limited partnership interests. These asset classes represented approximately 29% of the carrying value of our total cash and invested assets as of December 31, 2012. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we were required to liquidate these investments on short notice, we may have difficulty doing so and be forced to sell them for less than we otherwise would have been able to realize.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our gross unrealized losses on fixed maturity and equity securities at December 31, 2012 were approximately $300 million. The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Accounts Investment Portfolio.”

A downgrade in our financial strength and claims-paying ratings could adversely affect our business and consolidated results of operations and financial condition.

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

1A-9

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

In addition, examinations by Federal and state regulators and other governmental and self-regulatory agencies including, among others, the SEC, state attorneys general, insurance and securities regulators and FINRA could result in adverse publicity, sanctions, fines and other costs. We have provided and, in certain cases, continue to provide information and documents to the SEC, FINRA, state attorneys general, state insurance departments and other regulators on a wide range of issues. For example, AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. In June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable is also under audit by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the NYDFS to use data available on the U.S. Social Security Administration’s Death Master File (“DMF”) or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable has filed several reports with the NYDFS related to its request. A number of life insurance industry companies have received a multistate targeted market conduct examination notice issued on behalf of various U.S. state insurance departments reviewing use of the DMF, claims processing and payments to beneficiaries. In December 2012, AXA Equitable received an examination notice on behalf of at least six insurance departments. At this time, management cannot predict what actions the SEC, FINRA and/or other regulators may take or what the impact of such actions might be. See “Business – Regulation.”

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

1A-10

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

Our proprietary sales force and key employees are key factors driving our sales. Intense competition exists among insurers and other financial services companies for financial professionals and key employees. We compete principally with respect to compensation policies, products and support provided to financial professionals. Competition is particularly intense in the hiring and retention of experienced financial professionals. Our recent expense reduction measures and any additional measures we may take in view of current economic conditions could have a significant effect on our ability to hire and retain key personnel. Although we believe that we offer financial professionals and employees a strong value proposition, we cannot provide assurances that we will be successful in our efforts to recruit, motivate and retain top financial professionals and key employees.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that are revised from time to time. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”). For example, the adoption of the provisions of Accounting Standards Update (“ASU”) 2010-26, Financial Services: Insurance (Accounting Standards Codification ™ (“ASC”) Topic 944): “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” decreased our December 31, 2011 Total equity by $721 million. In the future, new accounting pronouncements, as well as new interpretations of existing accounting pronouncements, may have material adverse effects on our consolidated results of operations and/or financial condition. See Note 2 of Notes to Consolidated Financial Statements.

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

1A-11

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

1A-12

Our business could be adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have an adverse effect on our business in several respects:

•

we could experience long-term interruptions in our service due to the vulnerability of our information and operation systems and those of our significant vendors to the effects of catastrophic events. We depend heavily on computer systems to provide reliable service. Despite our implementation of a variety of security measures, our computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom we outsource certain functions, or may originate internally from within the Company. Some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;

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

AllianceBernstein L.P. is a principal subsidiary of AXA Equitable. Consequently, the results of operations and financial condition of AXA Equitable depend in significant part on the performance of AllianceBernstein’s business. For information regarding risk factors associated with AllianceBernstein and its business, see “Item 1A – Risk Factors” included in AllianceBernstein L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which item is incorporated into this section by reference to Exhibit 13.1 filed with this Report.

1A-13

Part I, Item 1B.

UNRESOLVED STAFF COMMENTS

None.

1B-1

Part I, Item 2

PROPERTIES

Insurance

AXA Equitable’s principal executive offices at 1290 Avenue of the Americas, New York, NY are occupied pursuant to a lease that extends to 2023. At this location, AXA Equitable currently leases approximately 423,174 square feet of space, within which AXA Equitable currently occupies 336,297 square feet of space and has sub-let (or is currently seeking to sub-let) 86,877 square feet. During 2013, as part of AXA Equitable’s on-going efforts to reduce cost and operate more efficiently, AXA Equitable will significantly reduce its occupancy in its 1290 Avenue of the Americas headquarters. By the close of 2013, most employees currently housed at this location will be relocated to more cost efficient space in Jersey City, NJ. AXA Equitable expects that approximately 253,711 additional square feet will be made available for sub-let during 2013.

AXA Equitable also has the following significant office space leases: 316,332 square feet in Syracuse, NY, under a lease that expires in 2023, for use as an annuity operations and service center; 244,957 square feet in Jersey City, NJ, under a lease that expires in 2023, for use as general office space; 185,366 square feet in Charlotte, NC, under a lease that expires in May 2013, for use as a life insurance operations and service center; and 100,993 square feet in Secaucus, NJ, under a lease that expires in 2018 for use as an annuity operations and service center, within which AXA Equitable occupies 90,331 and is seeking to sub-let 10,662 square feet. AXA Equitable has entered into a new lease, beginning in April 2013 and expiring in 2028, for 144,647 square feet of space in Charlotte, NC to replace the office space from the expiring Charlotte, NC lease.

Investment Management

AllianceBernstein’s principal executive offices at 1345 Avenue of the Americas, New York, NY are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, AllianceBernstein currently leases 1,033,984 square feet of space, within which AllianceBernstein currently occupies approximately 629,742 square feet of space and has sub-let (or is seeking to sub-let) 404,512 square feet of space.

AllianceBernstein also leases approximately 312,301 square feet of space at 135 West 50th Street, New York, NY under a lease expiring in 2019 with options to extend to 2029. Within AllianceBernstein’s leased space at 135 West 50th Street, AllianceBernstein currently occupies approximately 4,132 square feet of space and has sub-let (or is seeking to sub-let) 308,169 square feet of space. In addition, AllianceBernstein leases approximately 263,083 square feet of space at One North Lexington, White Plains, NY under a lease expiring in 2021 with options to extend to 2031. At this location, AllianceBernstein currently occupies approximately 138,687 square feet of space and has sub-let (or is seeking to sub-let) approximately 126,396 square feet of space. Certain subsidiaries of AllianceBernstein also lease 92,067 square feet of space in San Antonio, TX under a lease expiring in 2019 with options to extend to 2029. At this location, these subsidiaries currently occupy approximately 59,004 square feet of space and have sub-let (or are seeking to sub-let) approximately 33,063 square feet of space.

AllianceBernstein also leases other property both domestically and abroad for its operations.

2-1

Part I, Item 3.

LEGAL PROCEEDINGS

The matters set forth in Note 17 of Notes to Consolidated Financial Statements for the year ended December 31, 2012 (Part II, Item 8 of this report) are incorporated herein by reference.

3-1

Part I, Item 4.

MINE SAFETY DISCLOSURES

Not Applicable.

4-1

Part II, Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2012, all of AXA Equitable’s common equity was owned by AXA Equitable Financial Services, LLC, a wholly owned direct subsidiary of AXA Financial, Inc., which is an indirect wholly owned subsidiary of AXA. Consequently, there is no established public market for AXA Equitable’s common equity. In 2012, 2011 and 2010, AXA Equitable paid $362 million, $379 million and $300 million, respectively, in shareholder dividends. For information on AXA Equitable’s present and future ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” (Part II, Item 7 of this report) and Note 18 of Notes to Consolidated Financial Statements.

5-1

Part II, Item 6.

SELECTED FINANCIAL DATA

The following selected financial data have been derived from the Company’s audited consolidated financial statements. The consolidated statements of earnings (loss) for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012 and 2011 have been derived from the Company’s audited financial statements included elsewhere herein. The consolidated statements of earnings (loss) for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 have been derived from the Company’s previously reported audited financial statements not included herein. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Millions)

Statements of Earnings (Loss) Data:
REVENUES
Universal life and investment-type product policy fee income	$3,334	$3,312	$3,067	$2,918	$2,952
Premiums	514	533	530	431	759
Net investment income (loss):
Investment income (loss) from derivative instruments	(978)	2,374	(284)	(3,079)	7,302
Other investment income	2,316	2,128	2,260	2,099	1,752

Total net investment income (loss)	1,338	4,502	1,976	(980)	9,054

Investment gains (losses), net:
Total other-than-temporary impairment losses	(96)	(36)	(300)	(169)	(286)
Portion of loss recognized in other comprehensive income (loss)	2	4	18	6	—
Net impairment losses recognized	(94)	(32)	(282)	(163)	(286)
Other investment gains (losses), net	(3)	(15)	98	217	(53)

Total investment gains (losses), net	(97)	(47)	(184)	54	(339)

Commissions, fees and other income	3,574	3,631	3,702	3,385	4,549
Increase (decrease) in fair value of the reinsurance contract asset	497	5,941	2,350	(2,566)	1,567

Total revenues	9,160	17,872	11,441	3,242	18,542

6-1

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Millions)

Statements of Earnings (Loss) Data continued:
BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	$2,989	$4,360	$3,082	$1,298	$4,702
Interest credited to policyholders’ account balances	1,166	999	950	1,004	1,065
Compensation and benefits	1,672	2,263	1,953	1,859	1,990
Commissions	1,248	1,195	1,044	1,033	1,437
Distribution related payments	367	303	287	234	308
Amortization of deferred sales commissions	40	38	47	55	79
Interest expense	108	106	106	107	52
Amortization of deferred policy acquisition costs	576	3,620	(326)	41	2,723
Capitalization of deferred policy acquisition costs	(718)	(759)	(655)	(687)	(1,076)
Rent expense	201	240	244	258	247
Amortization of other intangible assets	24	24	23	24	24
Other operating costs and expenses	1,429	1,359	1,438	1,309	1,161

Total benefits and other deductions	9,102	13,748	8,193	6,535	12,712

Earnings (loss) from continuing operations, before income taxes	58	4,124	3,248	(3,293)	5,830
Income tax (expense) benefit	158	(1,298)	(789)	1,347	(1,846)

Earnings (loss) from continuing operations, net of income taxes	216	2,826	2,459	(1,946)	3,984
Income (losses) from discontinued operations, net of income taxes	—	—	—	3	(5)
Gains (losses) on disposal of discontinued operations, net of income taxes	—	—	—	—	6

Net earnings (loss)	216	2,826	2,459	(1,943)	3,985
Less: net (earnings) loss attributable to the noncontrolling interest	(121)	101	(235)	(359)	(470)

Net Earnings (Loss) Attributable to AXA Equitable	$95	$2,927	$2,224	$(2,302)	$3,515

6-2

	December 31,
	2012	2011	2010	2009	2008
	(In Millions)

Balance Sheet Data:
Total investments	$47,962	$44,943	$39,886	$38,270	$34,732
Separate Accounts assets	94,139	86,419	92,014	84,016	67,627
Total Assets	176,843	164,908	161,276	147,760	134,291
Policyholders’ account balances	28,263	26,033	24,654	24,107	24,743
Future policy benefits and other policyholders’ liabilities	22,687	21,595	18,965	17,727	17,733
Short-term and long-term debt	523	645	425	449	485
Loans from affiliates	1,325	1,325	1,325	1,325	1,325
Separate Accounts liabilities	94,139	86,419	92,014	84,016	67,627
Total liabilities	158,913	147,365	146,329	135,022	121,178
Total AXA Equitable’s equity	15,436	14,840	11,829	9,469	10,081
Noncontrolling interest	2,494	2,703	3,118	3,269	3,032
Total equity	17,930	17,543	14,947	12,738	13,113

The following table presents the effects of the retrospective application of the adoption of new accounting guidance related to DAC to the Company’s previously reported consolidated statements of earnings (loss) for the years ended December 31, 2009 and 2008 not included herein:

	As Previously Reported	Adjustment	As Adjusted
	(In Millions)
Year Ended December 31, 2009
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$115	$(74)	$41
Capitalization of deferred policy acquisition costs	(975)	288	(687)
Earnings (loss) from continuing operations, before income taxes	(3,079)	(214)	(3,293)
Income tax (expense) benefit	1,272	75	1,347
Net earnings (loss)	(1,804)	(139)	(1,943)
Net Earnings (Loss) Attributable to AXA Equitable	(2,163)	(139)	(2,302)

Year Ended December 31, 2008
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$3,485	$(762)	$2,723
Capitalization of deferred policy acquisition costs	(1,394)	318	(1,076)
Earnings (loss) from continuing operations, before income taxes	5,386	444	5,830
Income tax (expense) benefit	(1,691)	(155)	(1,846)
Net earnings (loss)	3,696	289	3,985
Net Earnings (Loss) Attributable to AXA Equitable	3,226	289	3,515

6-3

The following table presents the effects of the retrospective application of the adoption of new accounting guidance related to DAC to the Company’s previously reported consolidated balance sheets for the years ended December 31, 2010, 2009 and 2008 not included herein:

	As Previously Reported			Adjustment			As Adjusted
	December 31,			December 31,			December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In Millions)
Total Assets	$163,156	$149,904	$136,266	$(1,880)	$(2,144)	$(1,975)	$161,276	$147,760	$134,291
Total Liabilities	146,987	135,774	121,871	(658)	(752)	(693)	146,329	135,022	121,178
Total AXA Equitable’s equity	13,051	10,861	11,363	(1,222)	(1,392)	(1,282)	11,829	9,469	10,081
Total equity	16,169	14,130	14,395	(1,222)	(1,392)	(1,282)	14,947	12,738	13,113

6-4

Part II, Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the Company should be read in conjunction with “Forward-looking Statements,” “Risk Factors,” “Selected Financial Data” and the consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Form 10-K. In the first quarter of 2012, the Company adopted new accounting guidance for Deferred Acquisition Costs (“DAC”). See Note 2 of Notes to the Consolidated Financial Statements for further information. As a result, prior period results have been retrospectively recast for the retrospective application of the first quarter 2012 adoption of new accounting guidance for DAC.

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $519.5 billion at December 31, 2012, of which approximately $430.0 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

The Company conducts operations in two business segments, the Insurance segment and the Investment Management segment. The Insurance segment offers a variety of traditional, variable and universal life insurance products, variable and fixed-interest annuity products and asset management principally to individuals, small and medium-size businesses and professional and trade associations. The Investment Management segment is principally comprised of the investment management business of AllianceBernstein. AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. This segment also includes institutional Separate Accounts principally managed by AllianceBernstein that provide various investment options for large group pension clients, primarily defined benefit and contribution plans, through pooled or single group accounts.

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the global capital markets and the economy, generally. In recent years, stressed conditions in the economy, volatility and disruptions in the capital markets and/or particular asset classes and continued low interest rates have had an adverse effect on the Company’s business, consolidated results of operations and financial condition. While an economic recovery in the U.S. is underway, concerns over the pace of the recovery continue due to, among other things, the level of U.S. national debt, the European sovereign debt crisis, unemployment, the availability and cost of credit and geopolitical issues. Moreover, recent actions by the United States Federal Reserve to provide further support to the U.S. economy including, but not limited to, keeping interest rates low until the unemployment rate falls below 6.5%, contributed to a continuation of low interest rates during the year-ended 2012. As a result, the ten year U.S. Treasury yield ranged from a low of 1.5% (the lowest in five decades) to a high of 2.2% during 2012, ultimately ending the year at 1.8% on December 31, 2012.

As part of the Company’s efforts to mitigate the impacts of the challenging conditions in the economy and capital markets on its business, the Company has modified its product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. The Company has made solid progress in executing this strategy over the past few years, as the Company has introduced several new life insurance and annuity products to the marketplace. These products have been well received and, in 2012, sales of these products continued to account for a significant portion of first year premiums and deposits. The Company has also taken and expects to continue to take steps to manage the risks associated with the in-force business, particularly variable annuities with guarantee features. For example, in 2012, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and initiated a limited program to offer to purchase from certain policyholders the Guaranteed Minimum Death Benefit (“GMDB”) rider contained in their Accumulator® contracts. The Company also took steps to limit and/or suspend the acceptance of contributions to other annuity products.

7-1

In addition, AXA Equitable continues to make solid progress in its on-going efforts to reduce costs, manage expenses and operate more efficiently. In 2012, AXA Equitable further reduced headcount by approximately 10.0% from 4,603 full-time employees at December 31, 2011 to 4,140 full-time employees at December 31, 2012, and has and may continue to reduce headcount further in 2013. Moreover, as a result of management’s comprehensive study of AXA Equitable’s real estate footprint and related lease obligations, an announcement was made in fourth quarter 2012 of AXA Equitable’s intention to significantly reduce its remaining occupancy in its 1290 Avenue of the Americas, New York, NY headquarters. By the close of 2013, most of the employees currently housed at this location will be relocated to more cost-efficient currently leased space in Jersey City, NJ. These actions are expected to begin in first quarter 2013 and continue throughout the remainder of the year. The space being vacated is being actively marketed for sublease.

The Company’s business, consolidated results of operations and financial condition have been negatively impacted and may continue to be negatively impacted by the sluggish economic conditions, equity market declines and volatility, interest rate fluctuations and the prolonged period of low interest rates. Some of the more significant effects include, but are not limited to the following:

•

the decreases in the consolidated net earnings of the Company and the Insurance segment were largely due to the substantial decreases in 2012 in the market driven fair values of derivative instruments used to hedge the variable annuity products with GMDB, Guaranteed Minimum Income Benefit (“GMIB”) and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”) that are reported at fair value. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly lower than those being reported. For additional information, see “Accounting For Variable Annuity Guarantee Features” below.

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

Despite the challenging economic environment, the Company’s annuity sales improved in 2012 as compared to 2011. In 2012, annuities first year premiums and deposits by the Company increased by $1.6 billion or 33.4% from 2011, primarily due to increased premiums and deposits from recently introduced variable annuity products. The Company’s first year life insurance premiums and deposits in 2012 decreased by $49 million or 10.2% from 2011, primarily due to decreased sales of the Company’s universal life insurance products.

At AllianceBernstein, total assets under management (“AUM”) as of December 31, 2012 were $430.0 billion, an increase of $24.1 billion, or 5.9%, compared to December 31, 2011. During 2012, AUM increased as a result of market appreciation of $38.5 billion (primarily in the Institutions channel), partially offset by net outflows of $14.4 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in 2012 when the Company recognized approximately $(851) million of losses on free standing derivatives and $497

7-2

million of income on the change in the fair value of the GMIB reinsurance contract asset which did not offset the $472 million increase in reserves for the VA Guarantee Features. The impact of declines in interest rates and equity markets on future claims exposure can negatively impact expected future period results, which, under the U.S. GAAP GMDB and GMIB reserving methodology, is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization in 2012 to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits.

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

Higher equity markets and relatively flat interest rates in 2012 contributed to investment losses from derivatives. Decreasing interest rates and significant declines in equity markets, during 2011, contributed to earnings volatility. In 2010, the recovery of the equity markets along with the decrease in long-term interest rates and the change in actuarial assumptions, as described below, contributed to the increase in the fair value of the reinsurance contracts, which are accounted for as derivatives, and to lower investment loss from derivative instruments. The increases in the fair value of the reinsurance contract asset in 2012, 2011 and 2010 were only partially offset by the increase in U.S. GAAP reserves. The table below shows, for 2012, 2011 and 2010, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	2012	2011	2010
	(In Millions)

Income (loss) on free-standing derivatives(1)	$(851)	$1,750	$(245)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	497	5,941	2,350
(Increase) decrease in GMDB, GMIB and GWBL and other features reserves, net of related GMDB reinsurance(3)	(472)	(2,153)	(787)

Total	$(826)	$5,538	$1,318

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) increase in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

Reinsurance ceded – AXA Arizona. The Company has implemented capital management actions to mitigate statutory reserve strain for GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA RE Arizona Company (formerly AXA Financial (Bermuda), Ltd.), a captive reinsurance company established by AXA Financial in 2003 (“AXA Arizona”). AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. For AXA Equitable, these reinsurance transactions currently provide statutory capital relief and mitigate the volatility of capital requirements.

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.6 billion at December 31, 2012) and/or letters of credit ($2.6 billion at December 31, 2012). AXA Arizona intends to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” and Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

7-3

2012, 2011 and 2010 Assumption Changes. In 2012, expectations of long-term lapse and partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in 2012, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreases the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. Additionally the Company updated the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset. In 2011, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. Also reflected in the models which project future claims were refined assumptions for long-term lapse rates. In 2010, included in the models which project future claims were refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates. These changes resulted in a net increase to the GMDB and GMIB reserves, an increase to the GMIB reinsurance asset and lower baseline DAC amortization. The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings of approximately $382 million, $1.2 billion and $2.5 billion in 2012, 2011 and 2010, respectively.

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

7-4

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

Universal Life and Investment-type Contracts

Policyholders’ account balances for universal life (“UL”) and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest, including interest linked to market indices for certain products, less expense and mortality charges and withdrawals.

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB and Guaranteed Income Benefit (“GIB”) features. The GMDB feature provides that in the event of an insured’s death, the beneficiary will receive the higher of the current contract account balance or another amount defined in the contract. The GMIB feature, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. The GIB feature provides a lifetime annuity based on predetermined annuity purchase rates if and when the contract account value is depleted. This lifetime annuity is based on predetermined annuity purchase rates applied to a GIB base.

The Company previously issued certain variable annuity products with GWBL, guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features (collectively, “GWBL and other features”). The GWBL feature allows the policyholder to withdraw, each year for the life of the contract, a specified annual percentage of an amount based on the contract’s benefit base. The GMWB feature allows the policyholder to withdraw at minimum, over the life of the contract, an amount based on the contract’s benefit base. The GMAB feature increases the contract account value at the end of a specified period to a GMAB base.

Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in

7-5

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

GIB and GWBL and other features are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The determination of the fair value for the GIB and GWBL and other features is based upon models involving numerous estimates and subjective judgments.

Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves

The future rate of return assumptions used in establishing reserves for GMDB and GMIB features regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. For additional information regarding the future expected rate of return assumptions and the reversion to the mean approach, see, “ – DAC”.

The GMDB/GMIB reserve balance before reinsurance ceded was $6.3 billion at December 31, 2012. The following table provides the sensitivity of the reserves for GMDB and GMIB features related to variable annuity policies relative to the future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point (“BP”) increase and decrease in the future rate of return. This sensitivity considers only the direct effect of changes in the future rate of return on operating results due to the change in the reserve balance before reinsurance ceded and not changes in any other assumptions such as persistency, mortality, or expenses included in the evaluation of the reserves, or any changes on DAC or other balances including hedging derivatives and the GMIB reinsurance asset.

GMDB/GMIB Reserves

Sensitivity – Rate of Return

December 31, 2012

Increase/(Reduction) in GMDB/GMIB Reserves
(In Millions)
100 BP decrease in future rate of return	$1,332
100 BP increase in future rate of return	(1,305)

Traditional Annuities

The reserves for future policy benefits for annuities include group pension and payout annuities, and, during the accumulation period, are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Interest rates used in establishing such liabilities range from 1.57% to 11.25%. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount.

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

7-6

Health

Individual health benefit liabilities for active lives are estimated using the net level premium method and assumptions as to future morbidity, withdrawals and interest. Benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest.

DAC

Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred. Depending on the type of contract, DAC is amortized over the expected total life of the contract group, based on the Company’s estimates of the level and timing of gross margins, gross profits or assessments, or anticipated premiums. In calculating DAC amortization, management is required to make assumptions about investment results including hedging costs, Separate Account performance, Separate Account fees, mortality and expense margins, lapse rates and anticipated surrender charges that impact the estimates of the level and timing of estimated gross profits or assessments, margins and anticipated future experience. DAC is subject to loss recognition testing at the end of each accounting period. Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products would be recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing. In third quarter 2011, the DAC amortization method was changed to one based on estimated assessments for all issue years for the Accumulator® products due to continued volatility of margins and the continued emergence of periods of negative margins.

Participating Traditional Life Policies

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield.

At December 31, 2012, the average rate of assumed investment yields, excluding policy loans, was 5.15% grading to 5.0% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income (loss) (“AOCI”) in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

Universal Life and Investment-type Contracts

DAC associated with UL and investment-type products, other than Accumulator® products is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future

7-7

experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

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

For the variable and UL policies a significant portion of the gross profits is derived from mortality margins and therefore, are significantly influenced by the mortality assumptions used. Mortality assumptions represent the Company’s expected claims experience over the life of these policies and are based on a long-term average of actual company experience. This assumption is updated quarterly to reflect recent experience as it emerges. Improvement of life mortality in future periods from that currently projected would result in future deceleration of DAC amortization. Conversely, deterioration of life mortality in future periods from that currently projected would result in future acceleration of DAC amortization. Generally, life mortality experience has been improving in recent years. However, changes to the mortality assumptions in future periods could have a significant adverse or favorable effect on the results of operations.

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

Sensitivity of DAC to Changes in Future Mortality Assumptions

The variable and UL policies DAC balance was $2.6 billion at December 31, 2012. The following table demonstrates the sensitivity of the DAC balance relative to future mortality assumptions by quantifying the adjustments that would be required, assuming an increase and decrease in the future mortality rate by 1%. This information considers only the direct effect of changes in the mortality assumptions on the DAC balance and not changes in any other assumptions used in the measurement of the DAC balance and does not assume changes in reserves.

DAC Sensitivity – Mortality

December 31, 2012

Increase/(Reduction) in DAC
(In Millions)
Decrease in future mortality by 1%	$44
Increase in future mortality by 1%	(44)

7-8

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2012, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.71% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.71% net of product weighted average Separate Account fees) and 0.0% (–2.29% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2012, current projections of future average gross market returns assume a 0.0% annualized return for the next two quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in eight quarters.

Other significant assumptions underlying gross profit estimates for UL and investment type products relate to contract persistency and General Account investment spread.

The variable annuity contracts DAC balance was $1.1 billion at December 31, 2012. The following table provides an example of the sensitivity of that DAC balance relative to future return assumptions by quantifying the adjustments to the DAC balance that would be required assuming both an increase and decrease in the future rate of return by 1%. This information considers only the effect of changes in the future Separate Account rate of return and not changes in any other assumptions used in the measurement of the DAC balance.

DAC Sensitivity – Rate of Return

December 31, 2012

Increase/(Reduction) in DAC
(In Millions)
Decrease in future rate of return by 1%	$(11)
Increase in future rate of return by 1%	10

Goodwill and Other Intangible Assets

Goodwill recognized in the Company’s consolidated balance sheet at December 31, 2012 was $3.5 billion, solely related to the Investment Management segment and arising primarily from the Bernstein Acquisition and purchases of AllianceBernstein Units. The Company tests goodwill for recoverability on an annual basis as of December 31 each year and at interim periods if events occur or circumstances change that would indicate the potential for impairment. The test requires a comparison of the fair value of the Investment Management segment to its carrying amount, including goodwill. If this comparison results in a shortfall of fair value, the impairment loss would be calculated as the excess of recorded goodwill over its implied fair value, the latter measure requiring application of business combination purchase accounting guidance to determine the fair value of all individual assets and liabilities of the reporting unit. Any impairment loss would reduce the recorded amount of goodwill with a corresponding charge to earnings.

7-9

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

Investment Management

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its Investment Management reporting unit for purpose of goodwill impairment testing. Market transactions and metrics, including the market capitalization of AllianceBernstein and implied pricing of comparable companies, are used to corroborate the resulting fair value measure. Cash flow projections used by the Company in the discounted cash flow valuation technique are based on AllianceBernstein’s current four-year business plan, which factors in current market conditions and all material events that have impacted, or that management believes at the time could potentially impact, future expected cash flows, and a declining annual growth rate thereafter. The resulting present value amount, net of noncontrolling interest, is tax-effected to reflect taxes incurred at the Company level.

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

Intangible assets related to the Investment Management segment principally relate to the Bernstein Acquisition and purchases of AllianceBernstein Units and include values assigned to investment management contracts acquired based on their estimated fair values at the time of purchase, less accumulated amortization generally recognized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount and accumulated amortization of these intangible assets were $561 million and $360 million, respectively, at December 31, 2012 and $561 million and $336 million, respectively, at December 31, 2011. Amortization expense related to these intangible assets totaled $24 million, $23 million and $24 million for the years ended December 31, 2012, 2011 and 2010, respectively, and estimated amortization expense for each of the next 5 years is expected to be approximately $24 million.

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

7-10

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

For 2012, 2011 and 2010, respectively, the Company recognized net periodic cost of $168 million, $188 million and $189 million related to its qualified pension plans. Each component of net periodic pension benefits cost is based on the Company’s best estimate of long-term actuarial and investment return assumptions and consider, as appropriate, an assumed discount rate, an expected rate of return on plan assets, inflation costs, expected increases in compensation levels and trends in health care costs. Of these assumptions, the discount rate and expected rate of return assumptions generally have the most significant impact on the resulting net periodic cost associated with these plans. Actual experience different from that assumed generally is recognized prospectively over future periods; however, significant variances could result in immediate recognition of net periodic cost or benefit if they exceed certain prescribed thresholds or in conjunction with a reconsideration of the related assumptions.

The discount rate assumptions used by the Company to measure its pension benefits obligations reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under the Company’s pension benefits plans are discounted using a published high-quality bond yield curve. A discount rate assumption of 3.50% was used by the Company to measure each of these benefits obligations at December 31, 2012 and to estimate 2013 net periodic cost. A rate of 4.25% was used to measure each of these benefits obligations at December 31, 2011 and to estimate 2012 net periodic cost. A 100 BP change in the discount rate assumption would have impacted the Company’s 2012 net periodic cost as shown in the table below; the information provided in the table considers only changes in the assumed discount rate without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed discount rate.

Net Periodic Pension Cost

Sensitivity – Discount Rate

Year Ended December 31, 2012

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)
100 BP increase in discount rate	$(14)
100 BP decrease in discount rate	16

Guidelines regarding the allocation of plan assets are formalized by the respective Investment Committees established by the funded benefit plans of the Company and are designed with a long-term investment horizon. Since January 2009, the asset allocation strategy of the qualified defined benefit pension plans has targeted 30%-40% in equities, 50%-60% in high quality bonds, and 0%-15% in equity real estate and other investments. Certain qualified pension plans of the Company have developed hedging strategies to lessen downside equity risk. In developing the expected long-term rate of return assumption on plan assets, management considered the historical returns and future expectations for returns for each asset category, the target asset allocation of the plan portfolio, and hedging programs executed by the plans. At January 1, 2012, the beginning of the 2012 measurement year, the fair value of the Company plan assets was $2.1 billion. Given that level of plan assets, as adjusted for expected amounts and timing of contributions and benefits payments, a 100 BP change in the 6.75% expected long-term rate of return assumption would have impacted the Company’s net periodic cost for 2012 as shown in the table below; the information provided in the table considers only changes in the assumed long-term rate of return without consideration of possible changes in any other assumptions described above that could ultimately accompany any changes in the assumed long-term rate of return.

7-11

Net Periodic Pension Cost

Sensitivity – Rate of Return

Year Ended December 31, 2012

Increase/(Decrease) in Net Periodic Pension Cost
(In Millions)
100 BP increase in expected rate of return	$(21)
100 BP decrease in expected rate of return	21

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

Share-based Compensation Programs

As further described in Note 13 of Notes to Consolidated Financial Statements, included elsewhere herein, AXA and AXA Financial sponsor various share-based compensation plans for eligible employees and financial professionals of AXA Financial and its subsidiaries, including the Company. AllianceBernstein also sponsors its own unit option plans for certain of its employees. For 2012, 2011, and 2010, respectively, the Company recognized compensation costs of $194 million, $416 million and $199 million for share-based payment arrangements. Compensation expense related to these awards is measured based on the estimated fair value of the equity instruments issued or the liabilities incurred. The Company uses the Black-Scholes option valuation model to determine the grant-date fair values of equity share/unit option awards and similar instruments, requiring assumptions with respect to the expected term of the award, expected price volatility of the underlying share/unit, and expected dividends. These assumptions are significant factors in the resulting measure of fair value recognized over the vesting period and require use of management judgment as to likely future conditions, including employee exercise behavior, as well as consideration of historical and market observable data.

Investments – Impairments and Valuation Allowances and Fair Value Measurements

The Company’s investment portfolio principally consists of public and private fixed maturities, mortgage loans, equity securities, and derivative financial instruments, including swaps, forwards, futures, option contracts, swaptions and floors used to manage various risks relating to its business operations. In applying the Company’s accounting policies with respect to these investments, estimates, assumptions, and judgments are required about matters that are inherently uncertain, particularly in the identification and recognition of other-than-temporary-impairments (“OTTI”), determination of the valuation allowance for losses on mortgage loans, and measurements of fair value.

Impairments and Valuation Allowances

The assessment of whether OTTIs have occurred is performed quarterly by the Company’s Investment Under Surveillance (“IUS”) Committee, with the assistance of its investment advisors, on a security-by-security basis for each available-for-sale fixed maturity and equity security that has experienced a decline in fair value for purpose of evaluating the underlying reasons. The analysis begins with a review of gross unrealized losses by the following categories of securities: (i) all investment grade and below investment grade fixed maturities for which fair value has declined and remained below amortized cost by 20% or more; (ii) below-investment-grade fixed maturities for which fair value has declined and remained below amortized cost for a period greater than 12 months; and (iii) equity securities for which fair value has declined and remained below cost by 20% or greater or remained below cost for a period of 6 months or greater. Integral to the analysis is an assessment of various indicators of credit deterioration to determine whether the investment security is expected to recover, including, but not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, resulting in identification of specific securities for which OTTI is recognized.

If there is no intent to sell or likely requirement to dispose of the fixed maturity security before its recovery, only the credit loss component of any resulting OTTI is recognized in earnings and the remainder of the fair value loss is recognized in other comprehensive income (loss) (“OCI”). The amount of credit loss is the shortfall of the present value of the cash flows expected to be collected as compared to the amortized cost basis of the security. The present value is calculated by

7-12

discounting management’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. Projections of future cash flows are based on assumptions regarding probability of default and estimates regarding the amount and timing of recoveries. These assumptions and estimates require use of management judgment and consider internal credit analyses as well as market observable data relevant to the collectability of the security. For mortgage- and asset-backed securities, projected future cash flows also include assumptions regarding prepayments and underlying collateral value.

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable; these generally are the most liquid holdings and their valuation does not involve management judgment. When quoted prices in active markets are not available, the Company estimates fair value based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques. For securities with reasonable price transparency, the significant inputs to these valuation methodologies either are observable in the market or can be derived principally from or corroborated by observable market data. When the volume or level of activity results in little or no price transparency, significant inputs no longer can be supported by reference to market observable data but instead must be based on management’s estimation and judgment. Substantially the same approach is used by the Company to measure the fair values of freestanding and embedded derivatives with exception for consideration of the effects of master netting agreements and collateral arrangements as well as incremental value or risk ascribed to changes in own or counterparty credit risk.

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

7-13

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

7-14

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings narratives that follow discuss the results for 2012 compared to 2011’s results, followed by the results for 2011 compared to 2010’s results. For additional information, see “Accounting for VA Guarantee Features” at page 7-2.

AXA Equitable

Consolidated Results of Operations

	2012	2011	2010
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$3,334	$3,312	$3,067
Premiums	514	533	530
Net investment income (loss):
Investment income (loss) from derivative instruments	(978)	2,374	(284)
Other investment income (loss)	2,316	2,128	2,260

Total net investment income (loss)	1,338	4,502	1,976
Investment gains (losses), net:
Total other-than-temporary impairment losses	(96)	(36)	(300)
Portion of loss recognized in other comprehensive income	2	4	18

Net impairment losses recognized	(94)	(32)	(282)
Other investment gains (losses), net	(3)	(15)	98

Total investment gains (losses), net	(97)	(47)	(184)
Commissions, fees and other income	3,574	3,631	3,702
Increase (decrease) in the fair value of the reinsurance contract asset	497	5,941	2,350

Total revenues	9,160	17,872	11,441

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,989	4,360	3,082
Interest credited to policyholders’ account balances	1,166	999	950
Compensation and benefits	1,672	2,263	1,953
Commissions	1,248	1,195	1,044
Distribution related payments	367	303	287
Amortization of deferred sales commission	40	38	47
Interest expense	108	106	106
Amortization of deferred policy acquisition costs	576	3,620	(326)
Capitalization of deferred policy acquisition costs	(718)	(759)	(655)
Rent expense	201	240	244
Amortization of other intangible assets	24	24	23
Other operating costs and expenses	1,429	1,359	1,438

Total benefits and other deductions	9,102	13,748	8,193

Earnings (loss) from continuing operations before income taxes	58	4,124	3,248
Income tax (expense) benefit	158	(1,298)	(789)

Net earnings (loss)	216	2,826	2,459
Less: net (earnings) loss attributable to the noncontrolling interest	(121)	101	(235)

Net Earnings (Loss) Attributable to AXA Equitable	$95	$2,927	$2,224

Year ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net earnings (loss) attributable to the Company in 2012 were $95 million, a decrease of $2.8 billion from the $2.9 billion of net earnings attributable to the Company during 2011. The decrease is attributable to a lower increase in the fair value of the reinsurance contract asset for 2012 as compared to 2011, investment losses from derivative instruments as compared to investment income in the prior year, higher other operating costs and expenses (including AllianceBernstein higher real estate

7-15

charges) and lower investment advisory and service fees partially offset by lower DAC amortization, lower policyholder benefits (including lower increases in GMDB/GMIB/GWBL/GMAB reserves) and a tax benefit in 2012 as compared to tax expense in 2011.

Net earnings attributable to the noncontrolling interest were $121 million in 2012 as compared to $101 million net loss during 2011. The increase was principally due to earnings from AllianceBernstein in 2012 compared to losses in 2011.

Net earnings (loss) inclusive of earnings attributable to noncontrolling interest was $216 million in 2012, a decrease of $2.6 billion from the $2.8 billion net earnings reported for 2011. The Insurance segment’s net earnings in 2012 were $37 million, a decrease of $2.9 billion from $3.0 billion net earnings in 2011, while the net earnings for the Investment Management segment totaled $179 million, a $319 million increase from the $140 million in net loss in 2011.

Income tax benefit in 2012 was $158 million compared to income tax expense of $1.3 billion in 2011. The change was primarily due to the decrease in pre-tax results of the Insurance segment from earnings in 2011 to a loss in 2012. In 2012 and 2011, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%, primarily due to dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. In addition, the 2012 income tax benefit was increased by $14 million in the Insurance segment and $14 million in the Investment Management segment due to releases of liabilities for interest, state income taxes and deferred taxes on foreign earnings. The income tax expense in the Insurance segment in 2011 was reduced by an $84 million tax benefit related to the completion of the 2004 and 2005 IRS audit.

Earnings (loss) from continuing operations before income taxes were $58 million in 2012, a decrease of $4.1 billion from the $4.1 billion in pre-tax earnings in 2011. The Insurance segment’s losses from continuing operations before income taxes totaled $132 million in 2012, $4.4 billion lower than 2011’s pre-tax earnings of $4.3 billion; the decrease is attributable to a lower increase in the fair value of the reinsurance contract asset in 2012 as compared to 2011, investment losses from derivative instruments in 2012 as compared to investment income in 2011, and higher writedowns of fixed maturities partially offset by lower DAC amortization, lower policyholder benefits (including lower increases in GMDB/GMIB/GWBL/GMAB reserves) and lower other operating costs and expenses. The Investment Management segment’s earnings from continuing operations were $190 million in 2012, an increase of $354 million from losses of $164 million in 2011, principally due to lower compensation and benefit expenses and higher investment income partially offset by lower investment advisory and service fees, higher real estate charges, higher distribution related payments and lower Bernstein research services.

Total revenues were $9.2 billion in 2012, a decrease of $8.7 billion from the $17.9 billion reported in 2011. The Insurance segment reported an $8.7 billion decrease in its revenues while the Investment Management segment had a decrease of $12 million. The decrease of Insurance segment revenues to $6.4 billion in 2012 as compared to $15.1 billion in 2011 was principally due to a lower increase in the fair value of the reinsurance contract asset accounted for as derivatives of $497 million as compared to $5.9 billion in 2011, $942 million of investment losses from derivatives as compared to investment income of $2.3 billion in 2011 and $62 million higher writedowns of fixed maturities. The Investment Management segment’s $2.7 billion in revenues in 2012 as compared to $2.8 billion in 2011 was primarily due to a $144 million decrease in investment advisory and services fees and a $23 million decrease in Bernstein research revenues partially offset by a $123 million increase in net investment income.

Total benefits and expenses were $9.1 billion in 2012, a decrease of $4.6 billion from the $13.7 billion for 2011. The Insurance segment’s total benefits and expenses were $6.6 billion, a decrease of $4.3 billion from 2011’s total of $10.9 billion. The Investment Management segment’s total expenses for 2012 were $2.5 billion, $366 million lower than the $2.9 billion in expenses in 2011. The Insurance segment’s decrease was principally due to lower DAC amortization ($576 million in 2012 as compared to $3.6 billion in 2011), a $1.4 billion decrease in policyholders’ benefits and a $139 million decrease in other operating costs and expenses partially offset by a $167 million increase in interest credited to policyholders’ account balances and a $53 million increase in commissions. The decrease in expenses for the Investment Management segment was principally due to $612 million lower compensation and benefits at AllianceBernstein partially offset by $216 million higher real estate charges and $64 million higher distribution related payments.

Year ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net earnings (loss) attributable to the Company for 2011 were $2.9 billion, an increase of $703 million from the $2.2 billion of net earnings attributable to the Company for 2010. The increase is attributable to an increase in the fair value of the reinsurance contract asset, higher investment income from derivative instruments and lower impairment losses on fixed maturities partially offset by increases in DAC amortization, higher policyholders’ benefits, higher compensation and benefits and higher commission expenses.

7-16

Net loss attributable to the noncontrolling interest was $101 million in 2011 as compared to earnings of $235 million for 2010. The decrease was principally due to losses from AllianceBernstein in 2011 compared to earnings in 2010.

Net earnings (loss) inclusive of earnings attributable to noncontrolling interest were $2.8 billion in 2011, an increase of $367 million from the $2.5 billion reported for 2010. The Insurance segment’s net earnings in 2011 were $3.0 billion, an increase of $957 million from $2.0 billion in net earnings in 2010, while the net losses for the Investment Management segment totaled $140 million, a $359 million decrease from the $219 million in net earnings in 2010. There were no results from discontinued operations in 2011 and 2010.

Income tax expense in 2011 was $1.3 billion compared to $789 million in 2010. The increase in income tax expense was primarily due to the increase in pre-tax earnings in the Insurance segment. The income tax expense in the Insurance segment in 2011 was reduced by an $84 million tax benefit related to the completion of the 2004 and 2005 IRS audit and in 2010, the income tax expense in the Insurance segment was reduced by $99 million related to the settlement with the Appeals Office of the IRS of issues for the 1997–2003 tax years. The income tax expense in 2010 was also impacted by a tax benefit of $135 million in first quarter 2010 related to the release of state deferred taxes held in the Investment Management segment resulting from the conversion of an AXA Equitable subsidiary from a corporation to a limited liability company, ACMC LLC (“ACMC”). As a limited liability company, ACMC’s income is subject to state income taxes at the rate of its sole owner, AXA Equitable; that rate is substantially less than the rate previously applicable to ACMC as a corporation. ACMC’s principal asset is its holdings of AllianceBernstein Units. There will continue to be a reduction of related taxes in future periods, but to a far lesser degree. The Company provides Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent such earnings are permanently invested outside of the United States.

Earnings (loss) from continuing operations before income taxes were $4.1 billion in 2011, an increase of $876 million from the $3.2 billion in pre-tax earnings in 2010. The Insurance segment’s earnings from continuing operations totaled $4.3 billion in 2011, $1.4 billion higher than 2010’s earnings of $2.8 billion; the increase was primarily due to an increase in the fair value of the reinsurance contract asset, higher investment income from derivative instruments, lower impairments on fixed maturities and lower compensation and benefit expenses partially offset by higher DAC amortization, higher policyholders’ benefits and higher commission expenses. The Investment Management segment’s losses from continuing operations were $164 million in 2011, a decrease of $564 million from earnings of $400 million in 2010, principally due to higher compensation and benefits, lower investment advisory and service fees and by lower net investment income (loss) in 2011 as compared to 2010 partially offset by lower real estate charges and higher Bernstein research services and distribution revenues.

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

Total benefits and expenses were $13.7 billion in 2011, an increase of $5.6 billion from the $8.2 billion total for 2010. The Insurance segment’s total benefits and expenses were $10.9 billion, an increase of $5.2 billion from the 2010 total of $5.7 billion. The Investment Management segment’s total expenses for 2011 were $2.9 billion, $355 million higher than the $2.6 billion in expenses in 2010. The Insurance segment’s increase was principally due to DAC amortization of $3.6 billion in 2011 as compared to negative DAC amortization of $326 million in 2010, a $1.3 billion increase in policyholders’ benefits, a $151 million increase in commissions and a $16 million increase in other operating costs and expenses (including a $55 million charge for severance costs) partially offset by a $104 million increase in DAC capitalization and a $144 million reduction in compensation and benefits. The increase in expenses for the Investment Management segment was principally due to $398 million higher compensation and benefits at AllianceBernstein (including a $472 million charge related to the immediate expense recognition of all unamortized deferred compensation awards related to prior years) partially offset by a $95 million decrease in real estate charges.

7-17

RESULTS OF CONTINUING OPERATIONS BY SEGMENT

Insurance.

Insurance – Results of Operations

	2012	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,334	$3,312	$3,067
Premiums	514	533	530
Net investment income (loss):
Investment income (loss) from derivative instruments	(942)	2,370	(269)
Other investment income	2,184	2,156	2,212

Total net investment income (loss)	1,242	4,526	1,943

Investment gains (losses), net:
Total other-than-temporary impairment losses	(96)	(36)	(300)
Portion of loss recognized in other comprehensive income	2	4	18

Net impairment losses recognized	(94)	(32)	(282)
Other investment gains (losses), net	14	(10)	75

Total investment gains (losses), net	(80)	(42)	(207)

Commissions, fees and other income	936	870	828
Increase (decrease) in the fair value of the reinsurance contract asset	497	5,941	2,350

Total revenues	6,443	15,140	8,511

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,989	4,360	3,082
Interest credited to policyholders’ account balances	1,166	999	950
Compensation and benefits	481	459	546
Commissions	1,248	1,195	1,044
Amortization of deferred policy acquisition costs	576	3,620	(326)
Capitalization of deferred policy acquisition costs	(718)	(759)	(655)
Rent expense	40	51	61
Interest expense	106	105	106
All other operating costs and expenses	687	826	857

Total benefits and other deductions	6,575	10,856	5,665

Earnings (Loss) from Continuing Operations, Before Income Taxes	$(132)	$4,284	$2,846

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011 – Insurance

Revenues

In 2012, the Insurance segment’s revenues decreased $8.7 billion to $6.4 billion from $15.1 billion in 2011. The decrease was principally due to the lower increase in the fair value of the reinsurance contract asset accounted for as derivatives of $497 million as compared to an increase of $5.9 billion in 2011, the $942 million net investment loss from derivative instruments in 2012 as compared to investment income of $2.4 billion in 2011 and by $38 million higher investment losses, net.

Policy fee income totaled $3.3 billion in 2012, $22 million higher than the $3.3 billion in 2011. The Insurance segment’s increase was primarily due to higher fees earned on higher General Account policyholder account balances while fees earned on Separate Account balances remained flat year over year. Partially offsetting the increase was a lower decrease in the initial fee liability (2011 included an increase in policy fee income resulting from the projection of lower future costs of insurance charges more than offset in 2011 by DAC amortization).

7-18

Premiums totaled $514 million in 2012, $19 million lower than the $533 million in 2011. The decrease was primarily due to $37 million lower premiums for traditional life policies in the Closed Block partially offset by higher term life insurance premiums.

Net investment income (loss) decreased $3.3 billion to $1.2 billion of income in 2012 from $4.5 billion of income in 2011. The decrease resulted from the $3.3 billion decrease in investment income from derivative instruments partially offset by the $28 million increase in other investment income. The Insurance segment reported $942 million of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a gain of $2.4 billion in 2011. The 2012 loss from derivative instruments was primarily driven by the impact of higher equity markets and relatively flat interest rates. 2011 income from derivative instruments was primarily driven by the impact of lower interest rates partially offset by the improvement of higher equity markets. Other investment income increased $28 million to $2.2 billion in 2012 primarily due to the increase in investment income from mortgage loans on real estate, higher equity income from limited partnerships and higher investment income from trading account securities and short-term investments partially offset by lower investment income from fixed maturities.

Investment losses, net totaled $80 million in 2012, as compared to $42 million in 2011. The Insurance segment’s net losses in 2012 were primarily due to writedowns on fixed maturities of $94 million as compared to $32 million of writedowns in 2011, substantially all of which related to commercial mortgage-backed securities (“CMBS”) and $4 million of additions to valuation allowances for mortgage loans on real estate ($26 million 2012 as compared to $22 million in 2011) partially offset by a $12 million gain recorded from a charitable art donation (offset by a $14 million charitable donation expense recorded in other operating costs and expenses) and $19 million from gains on sales and maturities of mortgage loans on real estate in 2012 as compared to $8 million in 2011.

Commissions, fees and other income increased $66 million to $936 million in 2012 as compared to $870 million in 2011. The increase primarily resulted from $34 million of income recorded as a result of the termination of a reinsurance treaty and $30 million higher gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base primarily due to market appreciation.

In 2012, there was a $497 million increase in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona), which is accounted for as derivatives, as compared to the $5.9 billion increase in the fair value in 2011, both periods’ changes reflected existing capital market conditions. The increase in 2012 included the impact of updated assumptions of long-term lapse and partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a total increase of $574 million. Additionally, the impact of the decline in interest rates during 2012 increased the fair value of the GMIB reinsurance contract asset by $454 million. Offsetting these increases was a decrease of $531 million primarily related to lower volatility in equity markets in 2012. In 2011, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based on emerging experience. This change resulted in a $794 million increase to the fair value of the GMIB reinsurance contract asset.

Benefits and Other Deductions

In 2012, total benefits and other deductions decreased $4.3 billion to $6.6 billion from $10.9 billion in 2011 principally due to the Insurance segment’s reported $3.0 billion decrease in DAC amortization, $1.4 billion decrease in policyholders’ benefits and $139 million decrease in other operating costs and expenses partially offset by the $167 million increase in interest credited to policyholders’ account balances and the $53 million increase in commission expense.

Policyholders’ benefits decreased $1.4 billion to $3.0 billion in 2012 from $4.4 billion in 2011. The decrease was primarily due to the $1.6 billion lower increase in the GMDB/GMIB reserves (an increase of $433 million in 2012 as compared to $2.0 billion in 2011), the $87 million lower increase in the GWBL and GMAB reserves ($39 million increase in 2012 as compared to $126 million increase in 2011 due to market changes) and the $40 million decrease in policyholders’ dividends partially offset by a $226 million premium deficiency reserve recorded for Non-Par Wind-ups representing the estimated future loss of investment income resulting from the sale of the Company’s 50% interest in a real estate joint venture to an AXA Financial subsidiary. The 2012 increase in the GMDB/GMIB reserves included a $239 million increase related to the impact of the updated assumptions of long-term lapse and partial withdrawal rates based on emerging experience partially offset by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election. In 2011, updated assumptions related to long-term lapse rates were lowered at certain policy durations based upon emerging experience which resulted in an increase in the GMDB/GMIB reserves of $297 million.

7-19

In 2012, interest credited to policyholders’ account balances totaled $1.2 billion, an increase of $167 million from the $999 million reported in 2011 primarily due to higher average general account policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits increased $22 million to $481 million in 2012 from $459 million in 2011. The compensation and benefits increase for the Insurance segment was principally due to a $31 million increase in share-based compensation expense and a $27 million increase in expenses related to COLI partially offset by a $36 million decrease in salaries and postretirement and other benefit expenses, both of which resulted from Management’s 2011 and continuing into 2012 expense reduction initiatives.

In 2012, commissions totaled $1.3 billion; an increase of $53 million from $1.2 billion in 2011 principally due to higher asset based compensation reflecting higher asset values and increased variable annuity product sales partially offset by lower universal life product sales.

DAC amortization was $576 million in 2012, a decrease of $3.0 billion from $3.6 billion of amortization in 2011. In 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology are only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.2 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits in 2011, which led to lower baseline amortization in 2012 as compared to 2011. In addition, in 2012, the continuing low interest rate environment and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits. In 2011, updated lapse assumptions related to the Accumulator® product increased DAC amortization by $176 million.

In 2012, DAC amortization on variable and interest-sensitive life products was reduced by $118 million due to a favorable change in expected future margins (partially offset in the initial fee liability), whereas in 2011, DAC amortization on variable and interest sensitive life products was reduced by $54 million due to a favorable change in expected mortality margins and higher future margins in later policy years, partially offset by lower projected cost of insurance charges (partially offset in the initial fee liability).

DAC capitalization totaled $718 million in 2012, a decrease of $41 million from the $759 million reported in 2011. The decrease was primarily due to a $26 million decrease in deferrable operating expenses and by a $15 million decrease in first year commissions, including a $24 million reduction related to the recalculation of the deferability of marketing allowances.

Rent expense totaled $40 million in 2012, a decrease of $11 million from the $51 million reported in 2011. The decrease reflects the impact of the relocation and consolidation of office space as part of the Insurance segment’s 2011 expense reduction initiatives. In 2012, as a result of management’s comprehensive study of the Company’s real estate footprint and related lease obligations, an announcement was made in fourth quarter 2012 of the Company’s intention to significantly reduce its remaining occupancy in its New York headquarters by the close of 2013 and relocate employees to more cost-efficient space. These actions are expected to begin in first quarter 2013 and result in projected non-cash pre-tax charges in full-year 2013 of $110 million to $135 million, primarily representing the present value of the expected loss on the continuing contractual operating lease.

Other operating costs and expenses totaled $687 million in 2012, a decrease of $139 million from the $826 million reported in 2011. The decrease in the Insurance segment of $139 million is primarily due to a $164 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and a $25 million decrease in severance costs partially offset by an increase in litigation related costs of $21 million, a $14 million expense related to the donation of the Benton Mural to the Metropolitan Museum of Art and a $4 million increase in telephone and postage expenses.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 – Insurance

Revenues

In 2011, the Insurance segment’s revenues increased $6.6 billion to $15.1 billion from $8.5 billion in 2010. The increase was principally due to an increase in the fair value of reinsurance contracts accounted for as derivatives of $5.9 billion as compared to $2.4 billion in 2010, $2.4 billion investment income from derivatives as compared to a loss of $269 million in 2010, $245 million higher policy fee income and $32 million of impairment losses in 2011 as compared to $282 million in impairment losses in 2010.

7-20

Policy fee income totaled $3.3 billion in 2011, $245 million higher than the $3.1 billion in 2010. This increase was primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation and a decrease in the initial fee liability resulting from the projection of lower future costs of insurance charges (more than offset in DAC amortization).

Net investment income (loss) increased $2.6 billion to $4.5 billion of income in 2011 from $1.9 billion in 2010. The increase resulted from the $2.6 billion increase in investment income from derivative instruments offset by the $56 million decrease in other investment income. The Insurance segment reported $2.4 billion of income from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $269 million in 2010 driven by the impact of lower interest rates partially offset by the improvements in equity markets. Other investment income decreased $56 million to $2.2 billion in 2011 primarily due to the decrease of $61 million of investment income from fixed maturities due to lower yields from the portfolio.

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

Benefits and Other Deductions

In 2011, total benefits and other deductions increased $5.2 billion to $10.9 billion from $5.7 billion in 2010 principally due to the Insurance segment’s reported increase of $3.9 billion in DAC amortization, the $1.3 billion increase in policyholders’ benefits and the $151 million higher commission expenses partially offset by the $144 million decline in compensation and benefits expense.

Policyholders’ benefits increased $1.3 billion to $4.4 billion in 2011 from $3.1 billion in 2010. The increase was primarily due to the $1.2 billion increase in the GMDB/GMIB reserves ($2.0 billion in 2011 as compared to $917 million in 2010), the $120 million increase in the GWBL reserve ($126 million increase in 2011 as compared to the $6 million increase in 2010 due to market changes) and a $70 million charge for unreported death claims partially offset by the $63 million decrease to $1.8 billion in benefits paid in 2011. In 2011, expectations of long-term surrender rates for variable annuities with GMDB/GMIB guarantees were lowered at certain policy durations based upon emerging experience. In 2010, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, dynamic policyholder surrender behavior and discount rates resulted in an increase in the GMDB/GMIB reserves. In 2011 and 2010, these changes resulted in an increase to the GMDB and GMIB reserves of $297 million and $1.0 billion, respectively.

In 2011, interest credited to policyholders’ account balances totaled $999 million, an increase of $49 million from the $950 million reported in 2010 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $87 million to $459 million in 2011 from $546 million in 2010. The compensation and benefits decrease for the Insurance segment was principally due to a $30 million decrease in salary expense (including $17 million related to agent compensation and $12 million lower incentive compensation), a $30 million decrease in employee benefit costs (including $38 million related to the elimination of certain retiree medical and retiree life benefits) and a $28 million decrease in share-based and other compensation programs.

In 2011, commissions totaled $1.2 billion; an increase of $151 million from $1.0 billion in 2010 principally due to higher asset based compensation reflecting higher asset values and increased variable annuity and universal life product sales.

7-21

DAC amortization was $3.6 billion in 2011, an increase of $3.9 billion from the $326 million of negative amortization in 2010. In 2011, equity market declines and particularly interest rate reductions significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $3.2 billion of additional amortization to reduce the DAC related to variable annuity products as the DAC would have been in excess of the present value of estimated future profits. In addition, in 2011 and 2010, respectively, updated lapse assumptions related to the Accumulator® product decreased DAC amortization by $176 million and $157 million. In 2011, DAC amortization on variable and interest-sensitive life products was reduced due to a favorable change in expected mortality margins and higher future margins in later policy years, partially offset by lower projected cost of insurance charges in variable and interest sensitive life products (partially offset in the initial fee liability). In addition, updated assumptions related to long-term surrender rates, based upon emerging experience, and refined assumptions for partial withdrawals, for products other than Accumulator®, as well as future general account earned rate assumptions, decreased amortization by $54 million in 2011 and increased amortization by $17 million in 2010.

In accordance with the guidance for the accounting and reporting by insurance enterprises for certain long-duration contracts and participating contracts and for realized gains and losses from the sale of investments, current and expected future profit margins for products covered by this guidance are examined regularly in determining the amortization of DAC. Due primarily to the significant decline in Separate Accounts balances during 2008 and a change in the estimate of average gross short-term annual return on Separate Accounts balances to 9.0%, future estimated gross profits at December 31, 2008 for certain issue years for the Accumulator® products were expected to be negative as the increases in the fair values of derivatives used to hedge certain risks related to these products would be recognized in current earnings while the related reserves do not fully and immediately reflect the impact of equity and interest market fluctuations. As required under U.S. GAAP, for those issue years with future estimated negative gross profits, the DAC amortization method was permanently changed in fourth quarter 2008 from one based on estimated gross profits to one based on estimated assessments for the Accumulator® products, subject to loss recognition testing. In 2011, the DAC amortization method was changed to one based on estimated account balances for all issue years for the Accumulator® products due to continued volatility of margins and the continued emergence of periods of negative margins.

DAC capitalization totaled $759 million in 2011, an increase of $104 million from the $655 million reported in 2010. The increase was primarily due to a $139 million increase in first year commissions, partially offset by a $35 million decrease in deferrable operating expenses.

Other operating costs and expenses totaled $826 million in 2011, a decrease of $31 million from the $857 reported in 2010. The decrease is primarily related to a $63 million decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Bermuda partially offset by increases of $55 million related to severance and lease costs, increases of $13 million in consulting expenses and an increase of $9 million in sub-advisory fees.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic as the global economy and capital markets slowly recover from the significant stress experienced in recent years. Among other things:

•

features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors, and

•

The Company has also taken and expects to continue to take steps to manage the risks associated with the in-force business, particularly variable annuities with guarantee features. For example, in 2012, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and initiated a limited program to offer to purchase from certain policyholders the GMDB rider contained in their Accumulator® contracts. The Company also took steps to limit and/or suspend the acceptance of contributions to other annuity products.

7-22

The following table lists sales for major insurance product lines and mutual funds for 2012, 2011 and 2010. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	2012	2011	2010
	(In Millions)
Retail:
Annuities
First year	$3,583	$3,356	$3,064
Renewal	2,116	2,173	2,233

	5,699	5,529	5,297
Life(1)
First year	231	256	255
Renewal	1,770	1,782	1,965

	2,001	2,038	2,220
Other(2)
First year	11	11	10
Renewal	235	228	236

	246	239	246

Total retail	7,946	7,806	7,763

Wholesale:
Annuities
First year	2,840	1,460	1,408
Renewal	384	384	449

	3,224	1,844	1,857
Life(1)
First year	200	224	153
Renewal	553	496	408

	753	720	561

Total wholesale	3,977	2,564	2,418

Total Premiums and Deposits	$11,923	$10,370	$10,181

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

2012 Compared to 2011. Total premiums and deposits for insurance and annuity products for 2012 were $11.9 billion, a $1.5 billion increase from $10.4 billion in 2011 while total first year premiums and deposits increased $1.6 billion to $6.9 billion in 2012 from $5.3 billion in 2011 partially due to sales of recently introduced variable annuity products. The annuity line’s first year premiums and deposits increased $1.6 billion to $6.4 billion principally due to the $1.6 billion increase in variable annuities’ sales ($1.4 million in the wholesale and $245 million in the retail channel) partially offset by lower sales of fixed annuity premiums of $19 million. First year premiums and deposits for the life insurance products decreased $49 million, primarily due to the $34 million and $17 million decrease in sales of UL insurance products in the retail and wholesale channels and a $5 million decrease in first year term life insurance sales in the wholesale and retail channels. In 2012, the Company lowered its renewal premium assumptions on certain series of UL products sold in 2011 based on emerging experience which will result in lower future policy fee income.

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

7-23

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

Surrenders and Withdrawals

				Rates(1)
	2012	2011	2010	2012	2011	2010
	(Dollars in Millions)

Annuities	$6,103	$6,083	$5,645	6.3%	6.4%	6.4%
Variable and interest-sensitive life	965	943	885	5.1%	5.0%	4.9%
Traditional life	238	249	261	3.0%	3.1%	3.2%

Total	$7,306	$7,275	$6,791

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

2012 Compared to 2011. Surrenders and withdrawals remained relatively flat year over year with an increase of $31 million during 2012, surrenders and withdrawals totaled $7.3 billion in both 2012 and 2011. There were increases of $22 million and $20 million, respectively, in variable and interest sensitive life products and individual annuities surrenders and withdrawals with a decrease of $11 million reported for traditional life products. The annualized annuities surrender rate decreased to 6.3% in 2012 from 6.4% in 2011. In 2012, expectations of partial withdrawal and long term lapse rates for variable annuities with GMDB and GMIB guarantees were updated based upon emerging experience. In 2011 and 2010, expectations of long-term surrender rates for variable annuities with GMDB and GMIB guarantees were lowered at certain policy durations based upon emerging experience. The individual life insurance products’ annualized surrender rate increased to 4.5% in 2012 from 4.4% in 2011. The 2012 surrender rate included the impact of the surrender of a single large corporate-owned life insurance (“COLI”) policy.

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

7-24

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for 2012, 2011 and 2010.

Investment Management – Results of Operations

	2012	2011	2010
	(In Millions)

Revenues:
Investment advisory and service fees(1)	$1,772	$1,916	$2,052
Distribution revenues	402	352	339
Bernstein research services	414	437	431
Other revenues	102	108	112

Commissions, fees and other income	2,690	2,813	2,934

Investment income (losses)	68	(55)	6
Less: interest expense to finance trading activities	(3)	(3)	(4)

Net investment income (losses)	65	(58)	2

Investment gains (losses), net	(17)	(5)	23

Total revenues	2,738	2,750	2,959

Expenses:
Compensation and benefits	1,193	1,805	1,407
Distribution related payments	367	303	287
Amortization of deferred sales commissions	40	38	47
Interest expense	2	1	—
Real estate charges	223	7	102
Rent expense	161	189	183
Amortization of other intangible assets, net	24	24	23
Other operating costs and expenses	538	547	510

Total expenses	2,548	2,914	2,559

Earnings (losses) from Continuing Operations before Income Taxes	$190	$(164)	$400

(1)	Included fees earned by AllianceBernstein totaling $32 million, $32 million and $30 million in 2012, 2011 and 2010, respectively, for services provided to the Company.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011 – Investment Management

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for 2012 were $190 million, an increase of $354 million from pre-tax losses of $164 million in 2011.

Revenues totaled $2.7 billion in 2012, a decrease of $12 million from $2.8 billion in 2011, primarily due to lower investment advisory and service fees and lower Bernstein research services revenues partially offset by higher net investment income and distribution revenues.

Investment advisory and services fees include base fees and performance-based fees. In 2012, investment advisory and services fees totaled $1.8 billion, a decrease of $144 million from the $1.9 billion in 2011. The $194 million decrease in base investment advisory and services fees was primarily due to the decrease in average assets under management and a continued shift in product mix from equities to fixed income and other products in Institutional AUM partially offset by a $50 million increase in performance-based fees. In 2012, AllianceBernstein recorded a $40 million performance fee from winding up the Public-Private Investment Program fund. Institutional investment and advisory base and performance fees decreased $131 million and Private client fees decreased $66 million. Retail base and performance fees increased $53 million.

7-25

Distribution revenues increased $50 million in 2012 as compared to prior year as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

Bernstein research revenues decreased $23 million in 2012 as compared to prior year primarily due to a significant decline in market trading volumes partially offset by market share gains.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments (primarily to support employee long-term deferred compensation plans), income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $123 million increase in net investment income to $65 million of income in 2012 as compared to a loss of $58 million in 2011 was primarily due to $57 million higher unrealized gains on consolidated private equity fund investments, $37 million of investment income from realized and unrealized gains on deferred compensation related investments ($17 million of gains in 2012 as compared to $20 million of losses in 2011), $28 million higher investment income on seed money investments and $6 million higher investment income on brokerage related investments partially offset by investment losses on derivative instruments ($36 million of losses in 2012 as compared to $4 million of income in 2011).

Investment gains (losses) were a $17 million loss in 2012 as compared to $5 million loss in 2011. The increase of $12 million of investment gains (losses) was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $2.5 billion in 2012, an decrease of $366 million from the $2.9 billion in 2011 as lower compensation and benefits were partially offset by higher real estate charges and higher distribution related payments.

For 2012, employee compensation and benefits expenses for the segment were $1.2 billion as compared to $1.8 billion in 2011. The $612 million decrease was primarily attributable to the absence of a one-time charge of $472 million related to AllianceBernstein’s 2011 one-time deferred compensation charge related to the immediate expense recognition of all unamortized deferred compensation awards from prior years, a $90 million decrease in commission expense and decreases in salary and other employment costs of $50 million including short-term and long-term incentive compensation expense due to lower headcount and lower adjusted revenues used to calculate incentive compensation.

The distribution related payments increased $64 million to $367 million in 2012 from $303 million in 2011 primarily as a result of higher average Retail Services assets under management.

Real estate charges increased $216 million ($223 million in 2012 as compared to $7 million in 2011). In 2012, AllianceBernstein completed a comprehensive review of its worldwide locations and began to implement a global space consolidation plan. This plan to vacate and market space for sublease will result in projected non-cash real estate charges of $225 million to $250 million, substantially all of which was recorded in third and fourth quarters of 2012.

The $9 million decrease in other operating costs and expenses to $538 million for 2012 as compared to $547 million in 2011 was primarily due to lower technology expenses of $14 million, lower travel and entertainment of $11 million, lower trade execution and transfer fees of $10 million and a cash receipt of $7 million in the first quarter of 2012 relating to the finalization of a claim originally recorded in 2006 partially offset by higher portfolio services expenses of $19 million and higher legal expenses of $16 million.

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

Investment advisory and services fees include base fees and performance fees. In 2011, investment advisory and services fees totaled $1.9 billion, a decrease of $136 million from the $2.1 billion in 2010. The $136 million decrease in base

7-26

investment advisory and services fees was primarily due to the decrease in average assets under management. Institutional investment and advisory base and performance fees decreased $148 million due to a decrease in average assets under management as well as a shift in product mix from equities to fixed income products. The decrease in the Institutions channel were offset by the $12 million increase in the Retail and Private Client base fees.

The distribution revenues for 2011 increased $13 million as compared to the prior year due to higher Retail average mutual fund AUM.

Bernstein research revenues increased $6 million in 2011 as compared to prior year primarily due to higher trading commissions in Europe and Asia partially offset by lower trading volumes in the United States.

Net investment income (loss) consisted principally of dividend and interest income, income (losses) from derivative instruments and realized and unrealized gains (losses) on trading and other investments, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $60 million increase in net investment loss to $58 million in 2011 as compared to $2 million of net investment income in 2010 was primarily due to $20 million of investment loss from deferred compensation related investments in 2011 as compared to $27 million of investment income in the comparable prior period, $22 million higher investment loss from mark-to-market losses on investments held by AllianceBernstein’s consolidated private equity fund ($40 million in 2011 as compared to $18 million in 2010) and $9 million higher investment losses on seed money investments ($20 million of losses in 2011 as compared to $11 million of losses in 2010). Partially offsetting these losses were an increase of $19 million of investment income from derivative instruments ($4 million of income in 2011 as compared to $15 million of losses in 2010).

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

Real estate charges decreased $95 million ($7 million in 2011 as compared to $102 million in 2010). In 2010, AllianceBernstein performed a comprehensive review of its real estate requirements in New York in connection with its workforce reductions commencing in 2008. During 2010, AllianceBernstein decided to sub-lease its New York space and consolidate its New York employees from three office locations into two. As a result, AllianceBernstein recorded a $102 million pre-tax charge in 2010.

The $37 million increase in other operating costs and expenses to $547 million for 2011 as compared to $510 million in 2010 was primarily due to the $10 million higher portfolio services, $8 million higher travel and entertainment expenses, $8 million higher trade and execution fees and $6 million higher transfer fees.

7-27

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	At or For the Years Ended December 31,
	2012	2011	2010
	(In Millions)

FEES
Third party	$1,712	$1,857	$1,989
General Account and other	36	33	31
Insurance Group Separate Accounts	24	26	32

Total Fees	$1,772	$1,916	$2,052

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$370,693	$351,867
General Account and other	33,341	31,628
Insurance Group Separate Accounts	25,983	22,402

Total AllianceBernstein	430,017	405,897

Insurance Group
General Account and other(2)	19,474	17,556
Insurance Group Separate Accounts	70,000	65,840

Total Insurance Group	89,474	83,396

Total by Account:
Third party(1)	370,693	351,867
General Account and other(2)	52,815	49,184
Insurance Group Separate Accounts	95,983	88,242

Total Assets Under Management	$519,491	$489,293

(1)

Includes $46.8 billion and $37.6 billion of assets managed on behalf of AXA affiliates at December 31, 2012 and 2011, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $13.9 billion and $12.8 billion at December 31, 2012 and 2011, respectively, as well as mortgages and equity real estate totaling $5.5 billion and $4.8 billion at December 31, 2012 and 2011, respectively.

Fees for assets under management decreased 7.5% from 2011 to 2012 and 6.6% from 2010 to 2011, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management increased $30.2 billion, primarily due to higher Third Party AUM at AllianceBernstein, higher Insurance Group Separate Accounts AUM and higher General Account and other AUM. AllianceBernstein’s increase in AUM at December 31, 2012 resulted from market appreciation partially offset by net outflows. Third Party AUM at AllianceBernstein increased $18.8 billion primarily from market appreciation offset by net cash outflows. The $7.8 billion increase in Insurance Group Separate Accounts AUM at December 31, 2012 as compared to December 31, 2011 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation partially offset by net outflows. General Account and other assets under management increased $3.6 billion from 2011 primarily due to market appreciation and net cash inflows.

7-28

AllianceBernstein assets under management at December 31, 2012 totaled $430.0 billion as compared to $405.9 billion at December 31, 2011 due to market appreciation of $38.5 billion partially offset by net outflows of $14.4 billion. The gross outflows of $42.9 billion, $40.1 billion and $13.3 billion in Institutional Investment, Retail and Private Client channels, respectively, more than offset the inflows of $21.3 billion, $56.3 billion and $4.3 billion, respectively. At December 31, 2012, non-US clients accounted for 36.0% of the total AUM.

AllianceBernstein also classifies its assets under management by its four investment services categories: Value Equity, Fixed Income, Growth Equity and Other. AUM in Fixed Income products increased $38.0 billion to $255.6 billion at December 31, 2012 as $62.4 billion in new investments and $15.4 billion in market appreciation were partially offset by $39.8 billion in net outflows. The $14.6 billion increase in Other assets under management to $77.9 billion resulted from $9.3 billion new investments and $8.2 billion in market appreciation partially offset by $2.9 billion in net outflows. There was a $23.7 billion decrease in Value Equity to $57.1 billion at December 31, 2012, as the $37.7 billion of net long-term outflows were partially offset by $8.8 billion in market appreciation and $5.2 billion in new investments. Growth Equity assets under management totaled $39.4 billion, $4.8 billion lower than its December 31, 2011 balance due to $15.9 billion in net outflows partially offset by $6.1 billion in market appreciation and $5.0 billion of new investments. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $461.0 billion for December 31, 2012 as compared to $451.9 billion for December 31, 2011. The respective decreases for Institutional and Private Client were $33.7 billion and $6.4 billion partially offset by an increase of $4.2 billion for the Retail channel while the average AUM decreases for the Value Equity and Growth Equity services were $47.7 billion and $19.9 billion offset by increases in the Fixed Income and Other categories of $21.2 billion and $10.5 billion, respectively.

AllianceBernstein’s U.S. and global value services outperformed their benchmarks for the three month period ending December 31, 2012, but mostly lagged for the full year. In contrast, the U.S large and small cap growth services lagged somewhat in the fourth quarter but finished ahead of their benchmarks for the full year.

7-29

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

General Account Investment Assets

December 31, 2012

Balance Sheet Captions:	Balance Sheet Total	Other(1)	GAIA
	(In Millions)

Fixed maturities, available for sale, at fair value	$33,607	$1,963	$31,644
Mortgage loans on real estate	5,059	(368)	5,427
Equity real estate, held for the production of income	4	1	3
Policy Loans	3,512	(112)	3,624
Other equity investments	1,643	236	1,407
Trading securities	2,309	470	1,839
Other invested assets	1,828	1,592	236

Total investments	47,962	3,782	44,180
Cash and cash equivalents	3,162	1,881	1,281
Short-term and long-term debt	(523)	(314)	(209)

Total	$50,601	$5,349	$45,252

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

7-30

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	2012		2011		2010
	Yield	Amount	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.71%	$1,381	5.21%	$1,387	6.19%	$1,606
Ending assets		29,526		28,948		27,354
Below investment grade
Income	6.50%	146	7.53%	166	7.14%	174
Ending assets		2,118		2,206		2,355
Mortgages:
Income (loss)	5.91%	296	6.57%	273	6.87%	263
Ending assets		5,427		4,658		3,956
Equity Real Estate:
Income (loss)	15.07%	14	16.46%	18	20.09%	20
Ending assets		3		98		141
Other Equity Investments:
Income (loss)	11.57%	166	11.20%	154	15.48%	187
Ending assets		1,407		1,433		1,359
Policy Loans:
Income	6.21%	226	6.45%	229	6.64%	239
Ending assets		3,624		3,656		3,695
Cash and Short-term Investments:
Income	0.09%	14	0.31%	4	0.84%	10
Ending assets		1,281		1,044		1,056
Trading Securities:
Income	1.38%	15	13.17%	8		—
Ending assets		1,839		472		—
Other Invested Assets:
Income		118		2		—
Ending assets		236		11		8

Total Invested Assets:

Income	4.78%	2,376	4.26%	2,241	4.11%	2,499
Ending Assets		45,461		42,526		39,924

Debt and Other:
Interest expense and other		(12)		(16)		(16)
Ending assets (liabilities)		(209)		(200)		(209)

Total:

Investment income	5.27%	2,364	5.53%	2,225	6.55%	2,483
Less: investment fees	(0.11)%	(49)	(0.13)%	(52)	(0.12)%	(45)

Investment Income, Net	5.16%	$2,315	5.40%	$2,173	6.43%	$2,438

Ending Net Assets		$45,252		$42,326		$39,715

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At December 31, 2012, 74.0% of the fixed maturity portfolio was publicly traded. At December 31, 2012, GAIA held CMBS with an amortized cost of $1.2 billion. The General Account had a $2 million exposure to the direct sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland at December 31, 2012.

7-31

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At December 31, 2012:
Corporate Securities:
Finance	$6,364	$495	$3	$6,856
Manufacturing	5,720	676	7	6,389
Utilities	3,212	420	3	3,629
Services	3,028	358	5	3,381
Energy	1,338	198	—	1,536
Retail and wholesale	1,063	113	1	1,175
Transportation	708	96	2	802
Other	30	3	—	33

Total corporate securities	21,463	2,359	21	23,801

U.S. government	4,642	519	1	5,160
Commercial mortgage-backed	1,175	16	291	900
Residential mortgage-backed(2)	1,863	85	—	1,948
Preferred stock	1,089	59	11	1,137
State & municipal	445	85	—	530
Foreign governments	454	76	—	530
Asset-backed securities	175	12	5	182

Total	$31,306	$3,211	$329	$34,188

At December 31, 2011:
Corporate Securities:
Finance	$6,738	$270	$87	$6,921
Manufacturing	5,605	561	22	6,144
Utilities	3,415	375	20	3,770
Services	3,069	280	10	3,339
Energy	1,321	159	—	1,480
Retail and wholesale	1,101	96	1	1,196
Transportation	766	91	6	851
Other	33	3	—	36

Total corporate securities	22,048	1,835	146	23,737

U.S. government	3,580	352	3	3,929
Commercial mortgage-backed	1,306	7	411	902
Residential mortgage-backed(2)	1,555	89	—	1,644
Preferred stock	1,106	38	114	1,030
State & municipal	478	64	2	540
Foreign governments	461	65	1	525
Asset-backed securities	260	14	10	264

Total	$30,794	$2,464	$687	$32,571

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

7-32

Fixed Maturities Credit Quality

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”), evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories (“NAIC Designations”). NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.7 billion, or 5.4%, of the total fixed maturities at December 31, 2012 and $1.9 billion, or 6.3%, of the total fixed maturities at December 31, 2011. Gross unrealized losses on public and private fixed maturities decreased from $687 million in 2011 to $329 million in 2012. Below investment grade fixed maturities represented 46.5% and 55.6% of the gross unrealized losses at December 31, 2012 and 2011, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in 2012 than in the prior year.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At December 31, 2012:
1	Aaa, Aa, A	$14,697	$1,656	$53	$16,300
2	Baa	7,365	801	10	8,156

	Investment grade	22,062	2,457	63	24,456

3	Ba	770	45	6	809
4	B	158	4	4	158
5	C and lower	93	1	19	75
6	In or near default	37	—	12	25

	Below investment grade	1,058	50	41	1,067

Total Public Fixed Maturities		$23,120	$2,507	$104	$25,523

At December 31, 2011:
1	Aaa, Aa, A	$14,774	$1,383	$48	$16,109
2	Baa	6,858	554	87	7,325

	Investment grade	21,632	1,937	135	23,434

3	Ba	745	16	36	725
4	B	249	3	47	205
5	C and lower	98	—	36	62
6	In or near default	60	—	24	36

	Below investment grade	1,152	19	143	1,028

Total Public Fixed Maturities		$22,784	$1,956	$278	$24,462

(1)	At December 31, 2012 and 2011, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-33

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At December 31, 2012:
1	Aaa, Aa, A	$4,303	$365	$100	$4,568
2	Baa	3,235	324	13	3,546

	Investment grade	7,538	689	113	8,114

3	Ba	226	3	23	206
4	B	149	1	15	135
5	C and lower	50	—	15	35
6	In or near default	223	11	59	175

	Below investment grade	648	15	112	551

Total Private Fixed Maturities		$8,186	$704	$225	$8,665

At December 31, 2011:
1	Aaa, Aa, A	$4,146	$258	$137	$4,267
2	Baa	3,089	241	33	3,297

	Investment grade	7,235	499	170	7,564

3	Ba	315	6	71	250
4	B	124	—	24	100
5	C and lower	128	—	41	87
6	In or near default	208	3	103	108

	Below investment grade	775	9	239	545

Total Private Fixed Maturities		$8,010	$508	$409	$8,109

(1)

Includes, as of December 31, 2012 and 2011, respectively, 12 securities with amortized cost of $109 million (fair value, $109 million) and 20 securities with amortized cost of $281 million (fair value, $283 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

7-34

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At December 31, 2012:
1	Aaa, Aa, A	$10,871	$1,236	$5	$12,102
2	Baa	9,764	1,066	4	10,826

	Investment grade	20,635	2,302	9	22,928

3	Ba	699	47	6	740
4	B	114	2	5	111
5	C and lower	12	—	1	11
6	In or near default	3	8	—	11

	Below investment grade	828	57	12	873

Total Corporate Fixed Maturities		$21,463	$2,359	$21	$23,801

At December 31, 2011:
1	Aaa, Aa, A	$12,042	$1,050	$53	$13,039
2	Baa	9,220	761	63	9,918

	Investment grade	21,262	1,811	116	22,957

3	Ba	677	18	25	670
4	B	86	3	2	87
5	C and lower	20	—	3	17
6	In or near default	3	3	—	6

	Below investment grade	786	24	30	780

Total Corporate Fixed Maturities		$22,048	$1,835	$146	$23,737

Asset-backed Securities

At December 31, 2012, the amortized cost and fair value of asset backed securities held were $175 million and $182 million, respectively; at December 31, 2011, those amounts were $260 million and $264 million, respectively. At December 31, 2012, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $17 million and $15 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $41 million and $41 million, respectively.

Commercial Mortgage-backed Securities

In recent years, weakness in commercial real estate fundamentals, along with an overall decrease in liquidity and availability of capital, led to a very difficult refinancing environment and an increase in overall delinquency rates on commercial mortgages on properties, except for highly desirable properties in select markets.

7-35

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

December 31, 2012

	Moody’s Agency Rating					Total December 31, 2012	Total December 31, 2011
					Ba and
Vintage	Aaa	Aa	A	Baa	Below
	(In Millions)

At amortized cost:
2004 and Prior Years	$—	$10	$31	$100	$157	$298	$335
2005	15	5	34	102	321	477	482
2006	—	—	—	—	302	302	351
2007	1	—	—	—	97	98	138

Total CMBS	$16	$15	$65	$202	$877	$1,175	$1,306

At fair value:
2004 and Prior Years	$—	$10	$30	$97	$136	$273	$298
2005	15	5	32	95	264	411	378
2006	—	—	—	—	154	154	168
2007	1	—	—	—	61	62	58

Total CMBS	$16	$15	$62	$192	$615	$900	$902

Mortgages

Investment Mix

At December 31, 2012 and 2011, respectively, approximately 12.1% and 11.1%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	December 31, 2012	December 31, 2011
	(In Millions)

Commercial mortgage loans	$3,822	$3,367
Agricultural mortgage loans	1,658	$1,337

Total Mortgage Loans	$5,480	$4,704

7-36

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	December 31, 2012		December 31, 2011
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)
By Region:
U.S. Regions:
Pacific	$1,688	30.8%	$1,418	30.1%
Middle Atlantic	1,314	24.0	1,214	25.8
South Atlantic	630	11.5	583	12.4
East North Central	574	10.5	503	10.7
Mountain	397	7.2	348	7.4
West North Central	354	6.5	309	6.6
West South Central	346	6.3	239	5.1
New England	104	1.9	28	0.6
East South Central	73	1.3	62	1.3

Total Mortgage Loans	$5,480	100.0%	$4,704	100.0%

By Property Type:
Office buildings	$1,828	33.3%	$1,665	35.4%
Agricultural properties	1,658	30.2	1,337	28.4
Apartment complexes	924	16.9	818	17.4
Industrial buildings	454	8.3	396	8.4
Retail Stores	267	4.9	255	5.4
Hospitality	245	4.5	164	3.5
Other	104	1.9	69	1.5

Total Mortgage Loans	$5,480	100.0%	$4,704	100.0%

At December 31, 2012, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 67.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 44.0%.

7-37

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2012

	Debt Service Coverage Ratio(1)
						Less	Total
	Greater	1.8x to	1.5x to	1.2x to	1.0x to	than	Mortgage
Loan-to-Value Ratio	than 2.0x	2.0x	1.8x	1.5x	1.2x	1.0x	Loans
	(In Millions)

0% - 50%	$448	$105	$211	$695	$204	$49	$1,712
50% - 70%	492	104	755	843	116	50	2,360
70% - 90%	61	102	235	446	131	23	998
90% plus	—	—	—	156	89	165	410

Total Commercial and Agricultural Mortgage Loans	$1,001	$311	$1,201	$2,140	$540	$287	$5,480

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at December 31, 2012.

Mortgage Loans by Year of Origination

	December 31, 2012
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2012	$1,428	26.1%
2011	1,149	21.0
2010	353	6.4
2009	519	9.5
2008	182	3.3
2007 and prior	1,849	33.7

Total Mortgage Loans	$5,480	100.0%

At December 31, 2012 and 2011, respectively, $2 million and $7 million of mortgage loans were classified as problem loans while $61 million and $102 million were classified as potential problem loans and $126 million and $141 million were classified as restructured loans.

7-38

In 2011, one of the 2 loans shown in the table below was modified to interest only payments until October 1, 2013, at which time the loan reverts to its normal amortizing payment. In 2012, the second loan was modified retroactive to the July 1, 2012 payment and was converted to interest only payments through maturity in August 2014. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring – Modifications

December 31, 2012

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
		(Dollars In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	126

Total	2	$126	$126

There were no default payments on the above loan during 2012.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
	(In Millions)

Balances, beginning of year	$32	$18
Provisions	26	22
Recoveries	(24)	(8)

Balances, End of Year	$34	$32

Other Equity Investments

At December 31, 2012, private equity partnerships, hedge funds and real-estate related partnerships were 95.2% of total other equity investments. These interests, which represent 2.9% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments – Classifications

	December 31, 2012	December 31, 2011
	(In Millions)

Common stock	$67	$53
Joint ventures and limited partnerships:
Private equity	1,048	1,074
Hedge funds	156	201
Real estate related	120	105

Total Other Equity Investments	$1,391	$1,433

7-39

Derivatives

The Company has issued and continues to offer certain variable annuity products with GMDB, GMIB, and GIB features. The Company had previously issued certain variable annuity products with GWBL, GMWB and GMAB features (collectively, “GWBL and other features”). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GWBL and other features is that under-performance of the financial markets could result in GWBL and other features’ benefits being higher than what accumulated policyholders’ account balances would support. The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For GMDB, GMIB, GIB and GWBL and other features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and other features that result from financial markets movements. A portion of exposure to realized interest rate volatility was hedged through December 31, 2012 using swaptions and a portion of exposure to realized equity volatility is hedged using equity options and variance swaps. The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

At the end of 2012, AXA Equitable adjusted its long term view of interest rates and persistency and proceeded to reduce the size of its GMIB and GMDB interest rate hedges, changed their maturity and began to fully unwind its swaption position hedging exposure to interest rate volatility. AXA Equitable completed the full unwind in early 2013.

GIB and GWBL and other features and the reinsurance contract asset covering GMIB exposure are considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value. None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging. All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the GIB and GWBL and other features which are reported in Policyholder’s benefits and the GMIB reinsurance contract asset which is reported on a separate line in the consolidated statement of earnings.

In addition to the Company’s existing programs, in first quarter 2012, the Company entered into interest rate swaps related to the Company’s GMDB and GMIB block of business issued prior to 2001 to manage exposure to interest rate fluctuations.

The Company periodically, including during 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity and commodity index options to hedge its exposure to equity linked and commodity indexed crediting rates on annuity and life products.

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

The Company is exposed to equity market fluctuations through investments in Separate Accounts and has equity future derivative contracts specifically to minimize such risk.

In second quarter 2012, the Company entered into futures and total return swaps on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions covered fees expected to be earned through December 31, 2012 of the current year from the Company’s Separate Account products. All positions matured on December 31, 2012.

7-40

The tables below present quantitative disclosures about the Company derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2012

	Notional Amount	Fair Value		Gains (Losses) Reported in Net Earnings (Loss)
		Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,098	$—	$—	$(1,039)
Swaps	875	1	52	(313)
Options	3,492	443	219	66

Interest rate contracts:(1)
Floors	2,700	291	—	68
Swaps	18,130	554	352	412
Futures	14,033	—	—	84
Swaptions	7,608	502	—	(220)

Net investment income				(942)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	497

GWBL and other features(2)	—	—	265	26

Balances, December 31, 2012	$52,936	$12,835	$888	$(419)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholder liabilities.

7-41

Derivative Instruments by Category

At or For the Year Ended December 31, 2011

	Notional Amount	Fair Value		Gains (Losses) Reported in Net Earnings (Loss)
		Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,332	$—	$—	$(43)
Swaps	745	9	20	33
Options	1,211	91	85	(21)

Interest rate contracts:(1)
Floors	3,000	327	—	139
Swaps	9,695	500	313	594
Futures	11,983	—	—	850
Swaptions	7,353	1,029	—	817

Net investment income				2,369

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	5,941

GWBL and other features(2)	—	—	291	(197)

Balances, December 31, 2011	$40,319	$12,503	$709	$8,113

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholder liabilities.

7-42

Derivative Instruments by Category

At or For the Year Ended December 31, 2010

	Notional Amount	Fair Value		Gains (Losses) Reported in Net Earnings (Loss)
		Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$3,755	$—	$—	$(810)
Swaps	705	—	26	(71)
Options	1,070	5	1	(49)

Interest rate contracts:(1)
Floors	9,000	326	—	157
Swaps	5,234	200	132	252
Futures	5,151	—	—	289
Swaptions	4,479	171	—	(38)

Net investment income				(270)

Embedded derivatives:
GMIB reinsurance contracts	—	4,606	—	2,350

GWBL and other features(2)	—	—	94	(14)

Balances, December 31, 2010	$29,394	$5,308	$253	$2,066

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholder liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	2012	2011	2010
	(In Millions)

Fixed maturities	$(90)	$(28)	$(200)
Other equity investments	5	1	11
Other	(7)	(14)	(18)

Total	$(92)	$(41)	$(207)

7-43

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	2012	2011	2010
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$30	$23	$100

Total gross realized investment gains	30	23	100

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(94)	(32)	(282)
Gross losses on sales and maturities	(26)	(19)	(18)

Total gross realized investment losses	(120)	(51)	(300)

Total	$(90)	$(28)	$(200)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)(1)

	2012	2011	2010
	(In Millions)

Fixed Maturities:
Public fixed maturities	$(18)	$(18)	$(12)
Private fixed maturities	(76)	(14)	(270)

Total fixed maturities securities	(94)	(32)	(282)

Equity securities	—	—	—

Total	$(94)	$(32)	$(282)

(1)

For 2012, 2011 and 2010, respectively, excludes $2 million, $4 million and $18 million of OTTI recorded in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

At December 31, 2012 and 2011, respectively, the $(94) million and $(32) million in OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

7-44

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

General Accounts Annuity Reserves and Deposit Liabilities

	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$4,253	20.4%	$3,102	15.2%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	30	0.1	45	0.2
At contract value, less surrender charge of 5% or more	1,230	5.9	1,355	6.6

Subtotal	1,260	6.0	1,400	6.8

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,373	73.6	15,930	78.0

Total Annuity Reserves And Deposit Liabilities	$20,886	100.0%	$20,432	100.0%

Analysis of Statement of Cash Flows

Years Ended December 31, 2012 and 2011

Cash and cash equivalents were $3.2 billion at December 31, 2012 and 2011.

Net cash used in operating activities was $780 million in 2012 as compared to the $938 million in 2011. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $2.7 billion in 2012, $664 million higher than the $2.0 billion in 2011. The change was principally due to cash outflows related to derivatives of $287 million in 2012 as compared to cash inflows of $1.4 billion in 2011. There were net purchases of $2.4 billion in 2012 as compared to $3.4 billion in 2011.

7-45

Cash flows provided by financing activities decreased $631 million from $4.0 billion in 2011 to $3.4 billion in 2012. There was a decrease in the change in collateralized assets and liabilities of $293 million in 2012 as compared to an increase of $1.1 billion in 2011. The impact of the net deposits to policyholders’ account balances was $4.5 billion and $3.6 billion in 2012 and 2011, respectively. Additional AllianceBernstein Holding units were purchased for $238 million and $221 million in 2012 and 2011, respectively. In 2012, a capital contribution of $195 million was recorded from the sale of AXA Equitable’s 50% interest in a real estate joint venture to an AXA Financial subsidiary.

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

Net cash used in investing activities was $2.0 billion, $323 million higher than the $1.7 billion in 2010. The change was principally due to net purchases of $3.4 billion in 2011 as compared to $917 million in 2010 partially offset by cash inflows related to derivatives of $1.4 billion as compared to cash outflows of $651 million in 2010.

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

The Company’s liquidity needs are affected by: fluctuations in mortality; other benefit payments; policyholder directed transfers from General Account to Separate Account investment options; and the level of surrenders and withdrawals previously discussed in “Results of Continuing Operations by Segment – Insurance,” as well as by cash settlements of its derivative hedging programs, debt service requirements and dividends to its shareholder. AXA Equitable paid $362 million and $379 million in dividends to its parent in 2012 and 2011, respectively.

Sources of Liquidity. The principal sources of AXA Equitable’s cash flows are premiums, deposits and charges on policies and contracts, investment income, repayments of principal and sales proceeds from its fixed maturity portfolios, sales of other General Account Investment Assets, borrowings from third parties and affiliates and dividends and distributions from subsidiaries.

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. At December 31, 2012, this asset pool included an aggregate of $2.5 billion in highly liquid short-term investments, as compared to $2.5 billion at December 31, 2011. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs.

Other liquidity sources include dividends and distributions from AllianceBernstein and other subsidiaries. In 2012, the Company received cash distributions from AllianceBernstein and AllianceBernstein Holding of $114 million as compared to $169 million in 2011. In 2012 the Company received cash distributions from AXA Equitable Funds Management Group LLC (“FMG”) of $278 million as compared to $187 million in 2011 as FMG began operations as a separate legal entity on May 1, 2011.

Third-party borrowings. Since July 2008, AXA Equitable has been a member of the Federal Home Loan Bank of New York (“FHLBNY”) which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet its membership requirement

7-46

($12 million as of December 31, 2012). The credit facility provided by FHLBNY supplements other liquidity sources and provides a diverse and reliable source of funds. Any borrowings from the FHLBNY require the purchase of FHLBNY activity-based stock equal to 4.5% of the borrowings. AXA Equitable’s borrowing capacity with FHLBNY is $1.0 billion. As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral. At December 31, 2012, there were no outstanding borrowings from FHLBNY.

In December 1995, AXA Equitable issued a $200 million callable 7.7% surplus note in exchange for cash to third parties. The note pays interest semi-annually and matures on December 1, 2015.

At December 31, 2012, AXA Equitable had no short-term debt outstanding.

Affiliated borrowings. In November 2008, AXA Financial purchased a $500 million callable 7.1% surplus note from AXA Equitable. The note pays interest semi-annually and matures on December 1, 2018.

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

In September 2007, AXA issued a $650 million 5.4% Senior Unsecured Note to AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of the note was extended to December 30, 2020 and the interest rate was increased to 5.7%.

Off Balance Sheet Transactions. At December 31, 2012 and 2011, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $355 million and $328 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at December 31, 2012.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At December 31, 2012, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($9.6 billion at December 31, 2012) and/or letters of credit ($2.6 billion at December 31, 2012). Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

7-47

AXA Equitable monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets. Lower interest rates and/or poor equity market performance, both of which have been experienced recently, increase the reserve requirements and capital needed to support the variable annuity guarantee business. While future capital requirements will depend on future market conditions, including regulations related to AXA Arizona, management believes that AXA Equitable will continue to have the ability to meet the capital requirements necessary to support its business. For additional information, see “Item 1A – Risk Factors”.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $463 million during 2013. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid $362 million of shareholder dividends during 2012.

For 2012, 2011 and 2010, respectively, AXA Equitable’s statutory net income (loss) totaled $667 million, $967 million and $(510) million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.2 billion and $4.8 billion at December 31, 2012 and 2011, respectively.

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

Debt and Credit Facilities

At December 31, 2012 and 2011, AllianceBernstein had $323 million and $445 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.2%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2012 and 2011 were $405 million and $274 million, respectively, with weighted average interest rates of approximately 0.4% and 0.2%, respectively.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein management expects to draw on the AB Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the AB Credit Facility.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

7-48

Amounts under the AB Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of December 31, 2012 and 2011, we had no amounts outstanding under the AB Credit Facility. During 2012, we did not draw upon the AB Credit Facility. During 2011, $40 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0 million under the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million while three lines have no stated limit.

As of December 31, 2012 and 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2012 and 2011 were $18 million and $6 million, respectively, with weighted average interest rates of approximately 1.3% for both years. In May 2012, AllianceBernstein was named an additional borrower under a $100 million SCB uncommitted line of credit. As of December 31, 2012, AllianceBernstein had no loans outstanding. During 2012, $5 million was outstanding for one day with an interest rate of 1.4%. In January 2013, AllianceBernstein was named an additional borrower on a second $100 million SCB uncommitted line of credit.

AllianceBernstein’s financial condition and access to public and private debt markets should provide adequate liquidity for AllianceBernstein’s general business needs. AllianceBernstein’s Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide AllianceBernstein with the resources necessary to meet its financial obligations. For further information, see AllianceBernstein’s Annual Report on Form 10-K for the year ended December 31, 2011.

Other AllianceBernstein Transactions

AllianceBernstein engages in open-market purchases of AllianceBernstein Holding L.P. (“AB Holding”) units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2012 and 2011, AllianceBernstein purchased 15.7 million and 13.5 million Holding units for $238 million and $221 million respectively. These amounts reflect open-market purchases of 12.3 million and 11.1 million Holding units for $182 million and $192 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 12.1 million (including 8.7 million restricted Holding units granted in January 2012 for 2011 year-end awards) and 1.7 million restricted Holding awards during 2012 and 2011, respectively. To fund these awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust.

The 2012 and 2011 long-term incentive compensation awards allowed most employees to allocate their award between restricted Holding units and deferred cash. As a result, 6.5 million restricted Holding unit awards for the December 2012 awards and 8.7 million restricted Holding unit awards for the December 2011 awards were awarded and allocated as such within the consolidated rabbi trust in January 2013 and 2012, respectively. There were approximately 17.9 million and 12.0 million unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2012 and January 31, 2013, respectively. The purchases and issuances of Holding units resulted in an increase of $60 million and $54 million in Capital in excess of par value during 2012 and 2011, respectively, with a corresponding decrease of $60 million and $54 million in Noncontrolling interest.

7-49

Off-Balance Sheet Arrangements

AllianceBernstein had no off-balance sheet arrangements other than the guarantees that are discussed below.

Guarantees

Under various circumstances, AllianceBernstein guarantees the obligations of its consolidated subsidiaries.

AllianceBernstein maintains a guarantee in connection with the $1.0 billion AB Credit Facility. If SCB LLC is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand. In addition, AllianceBernstein maintains guarantees totaling $400 million for three of SCB LLC’s uncommitted lines of credit.

AllianceBernstein maintains a guarantee with a commercial bank, under which it guarantees the obligations in the ordinary course of business of SCBL. AllianceBernstein also maintains three additional guarantees with other commercial banks, under which it guarantees approximately $430 million of obligations for SCBL. In the event SCBL is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

AllianceBernstein also has three smaller guarantees with a commercial bank totaling approximately $3 million, under which it guarantees certain obligations in the ordinary course of business of two foreign subsidiaries.

AllianceBernstein has not been required to perform under any of the above agreements and currently has no liability in connection with these agreements.

7-50

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates:

•

At December 31, 2012, AXA Equitable had outstanding $650 million of 5.7% senior unsecured notes issued by AXA affiliates and a $400 million 8.0% mortgage note from a non-insurance subsidiary of AXA Financial.

•

AllianceBernstein provides investment management and related services to AXA, AXA Financial and AXA Equitable and certain of their subsidiaries and affiliates. During first quarter 2011 AXA sold its 50% interest in its consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011 AllianceBernstein purchased that 50% interest from an unaffiliated third party making the Australian entity an indirect wholly-owned subsidiary of AllianceBernstein. Investment advisory and service fees earned by this joint venture were approximately $9 million and $37 million in 2011 and 2010, respectively, of which approximately $3 million and $13 million, respectively, were from AXA affiliates and $1 million and $4 million, respectively, were attributed to noncontrolling interest.

•

AXA Financial, AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain cost sharing and servicing agreements, which include technology and professional development arrangements. Payments by AXA Equitable and AllianceBernstein to AXA under such agreements totaled approximately $50 million, $47 million and $52 million in 2012, 2011 and 2010, respectively. Payments by AXA and AXA affiliates to the Company under such agreements totaled approximately $26 million, $22 million and $60 million in 2012, 2011 and 2010, respectively. Included in the payments by AXA and AXA affiliates to the Company were $17 million, $13 million and $46 million from AXA Technology Services America, Inc. (“AXA Tech”) for 2012, 2011 and 2010, respectively. The Company provided and paid for certain services at cost on behalf of AXA Tech; these costs which totaled $111 million, $105 million and $108 million for 2012, 2011 and 2010, respectively, offset the amounts AXA Financial Group were charged in those years for services provided by AXA Tech.

See Notes 10, 11, 12 and 16 of Notes to the Consolidated Financial Statements contained elsewhere herein and AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2012 for information on related party transactions.

A schedule of future payments under certain of the Company’s consolidated contractual obligations follows:

Contractual Obligations – December 31, 2012

		Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
	(In Millions)
Contractual obligations:
Policyholders liabilities - policyholders’ account balances, future policy benefits and other policyholders liabilities(1)	$106,475	$1,513	$3,979	$5,554	$95,429
Long-term debt	200	—	200	—	—
Interest on long-term debt	46	15	31	—	—
Loans from affiliates	1,325	—	—	—	1,325
Interest on loans from affiliates	874	91	181	181	421
Operating leases, net of subleases	2,175	192	364	347	1,272
AllianceBernstein Funding commitments	29	6	23	—	—
Employee benefits	1,931	193	405	397	936

Total Contractual Obligations	$113,055	$2,010	$5,183	$6,479	$99,383

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

7-51

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

Unrecognized tax benefits of $678 million including $4 million related to AllianceBernstein were not included in the above table because it is not possible to make reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2012, AllianceBernstein had funded $23 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. Fund, AllianceBernstein committed to invest $25 million in the Real Estate Fund. As of December 31, 2012, AllianceBernstein had funded $9 million of this commitment.

During 2012, AllianceBernstein entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2012, AllianceBernstein had funded $8 million of this commitment.

At year-end 2012, AllianceBernstein had a $449 million accrual for compensation and benefits, of which $207 million is expected to be paid in 2013, $182 million in 2014 and 2015, $31 million in 2016-2017 and the rest thereafter. Further, AllianceBernstein expects to make contributions to its qualified profit sharing plan of approximately $14 million in each of the next four years. AllianceBernstein currently estimates it will make a contribution of $4 million to its qualified pension plan during 2013.

In addition, the Company has obligations under contingent commitments at December 31, 2012, including: AllianceBernstein’s revolving credit facility and commercial paper program; AXA Equitable had $18 million undrawn letters of credit; as well as the Company’s $355 million and $328 million commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively. Information on these contingent commitments can be found in Notes 10, 16 and 17 of Notes to Consolidated Financial Statements.

7-52

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

Investments with Interest Rate Risk – Fair Value. Insurance Group assets with interest rate risk include fixed maturities and mortgage loans that make up 81.9% of the carrying value of General Account Investment Assets at December 31, 2012. As part of its asset/liability management, quantitative analyses are used to model the impact various changes in interest rates have on assets with interest rate risk. The table that follows shows the impact an immediate 100 BP increase in interest rates at December 31, 2012 and 2011 would have on the fair value of fixed maturities and mortgage loans:

Interest Rate Risk Exposure

	December 31, 2012		December 31, 2011
	Fair Value	Balance After +100 BP Change	Fair Value	Balance After +100 BP Change
	(In Millions)
Insurance Group:
Fixed maturities:
Fixed rate	$35,463	$33,223	$32,661	$30,722
Floating rate	754	750	383	382
Mortgage loans	5,651	5,461	4,839	4,683

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

7A-1

Investments with Equity Price Risk – Fair Value. The investment portfolios also have direct holdings of public and private equity securities. The following table shows the potential exposure from those equity security investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2012 and 2011:

Equity Price Risk Exposure

	December 31, 2012		December 31, 2011
	Fair Value	Balance After –10% Equity Price Change	Fair Value	Balance After –10% Equity Price Change
	(In Millions)

Insurance Group	$67	$61	$53	$47

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

Liabilities with Interest Rate Risk – Fair Value. At December 31, 2012 and 2011, respectively, the aggregate carrying values of policyholders’ liabilities were $50.9 billion and $47.6 billion, approximately $44.1 billion and $43.2 billion of which liabilities are reactive to interest rate fluctuations. The aggregate fair value of such liabilities at years end 2012 and 2011 were $60.9 billion and $60.4 billion, respectively. The impact of a relative 1% decrease in interest rates would be an increase in the fair value of those liabilities of $7.2 billion and $6.1 billion, respectively. While these fair value measurements provide a representation of the interest rate sensitivity of policyholders’ liabilities, they are based on the composition of such liabilities at a particular point in time and may not be representative of future results.

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

At December 31, 2012 and 2011, the aggregate fair value of long-term debt issued by AXA Equitable was $236 million and $220 million, respectively. The table below shows the potential fair value exposure to an immediate 100 BP decrease in interest rates from those prevailing at the end of 2012 and of 2011.

Interest Rate Risk Exposure

	December 31, 2012		December 31, 2011
	Fair Value	Balance After –100 BP Change	Fair Value	Balance After –100 BP Change
	(In Millions)
Continuing Operations:
Fixed rate	$236	$243	$220	$228

7A-2

Derivatives and Interest Rate and Equity Risks – Fair Value. The Company primarily uses derivative contracts for asset/liability risk management, to mitigate the Company’s exposure to equity market decline and interest rate fluctuations and for hedging individual securities. In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap, swaption and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products. As more fully described in Notes 2 and 3 of Notes to Consolidated Financial Statements, various traditional derivative financial instruments are used to achieve these objectives, including interest rate floors to hedge crediting rates on interest-sensitive individual annuity contracts, interest rate futures to protect against declines in interest rates between receipt of funds and purchase of appropriate assets, interest rate swaps to modify the duration and cash flows of fixed maturity investments and long-term debt and open exchange-traded options to mitigate the adverse effects of equity market declines on the Company’s statutory reserves. In addition, the Company periodically enters into forward, exchange-traded futures and interest rate swap, swaption and floor contracts to reduce the economic impact of movements in the equity and fixed income markets, including the program to hedge certain risks associated with the GMDB and GMIB features of the Accumulator® series of annuity products. To minimize credit risk exposure associated with its derivative transactions, each counterparty’s credit is appraised and approved and risk control limits and monitoring procedures are applied. Credit limits are established and monitored on the basis of potential exposures that take into consideration current market values and estimates of potential future movements in market values given potential fluctuations in market interest rates. In addition, beginning in 2008, the Company executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both the pledging and accepting of collateral either in the form of cash or high-quality Treasury or government agency securities.

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

7A-3

At December 31, 2012 and 2011, the net fair values of the Company’s derivatives were $1,168 million and $1,539 million, respectively. The table that follows shows the interest rate or equity sensitivities of those derivatives, measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

Insurance Group – Derivative Financial Instruments

			Interest Rate Sensitivity
	Notional Amount	Weighted Average Term (Years)	Balance After –100 BP Change	Fair Value	Balance After +100 BP Change
	(In Millions, Except for Weighted Average Term)

December 31, 2012
Floors	$2,700	4.2	$327	$291	$216
Swaps	18,130	8.0	1,069	203	(551)
Futures	14,033	0.3	634	—	(503)
Swaptions	7,608	2.7	1,507	502	125

Total	$42,471		$3,537	$996	$(713)

December 31, 2011
Floors	$3,000	5.3	$416	$327	$248
Swaps	9,695	7.9	613	187	(182)
Futures	11,983	0.2	842	—	(732)
Swaptions	7,353	2.4	2,012	1,029	523

Total	$32,031		$3,883	$1,543	$(143)

				Equity Sensitivity
				Fair Value	Balance after –10% Equity Price Shift

December 31, 2012
Futures	$6,098			$—	$574
Swaps	875			(52)	49
Options	3,492			224	124

Total	$10,465			$172	$747

December 31, 2011
Futures	$6,332			$—	$588
Swaps	745			(10)	65
Options	1,211			6	(24)

Total	$8,288			$(4)	$629

In addition to the freestanding derivatives discussed above, the Company has entered into reinsurance contracts to mitigate the risk associated with the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts. These reinsurance contracts are considered derivatives under the guidance on derivatives and hedging and were reported at their fair values of $11.0 billion and $10.5 billion at December 31, 2012 and 2011, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2012 and 2011, respectively, would increase the balances of the reinsurance contract asset to $11.9 billion and $11.4 billion. Also, the GWBL and other feature’s liability associated with certain annuity contracts is similarly considered to be a derivative for accounting purposes and was reported at its fair value of $265 million and $291 million at December 31, 2012 and 2011, respectively. The potential fair value exposure to an immediate 10% drop in equity prices from those prevailing at December 31, 2012 and 2011, respectively, would be to increase the liability balance to $342 million and $353 million.

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

Investments with Interest Rate Risk – Fair Value. The table below provides AllianceBernstein’s potential exposure with respect to its fixed income investments, measured in terms of fair value, to an immediate 100 BP increase in interest rates at all maturities from the levels prevailing at December 31, 2012 and 2011:

Interest Rate Risk Exposure

	December 31, 2012		December 31, 2011
	Fair Value	Balance After +100 BP Point	Fair Value	Balance After +100 BP Change
	(In Millions)
Fixed Income Investments:
Trading	$207	$197	$172	$163
Available-for-sale and other investments	6	6	7	7

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

Investments with Equity Price Risk – Fair Value. AllianceBernstein’s investments include investments in equity mutual funds and equity hedge funds. The following table presents AllianceBernstein’s potential exposure from its equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2012 and 2011:

Equity Price Risk Exposure

	December 31, 2012		December 31, 2011
	Fair Value	Balance After –10% Equity Price Change	Fair Value	Balance After –10% Equity Price Change
	(In Millions)
Equity Investments:
Trading	$269	$242	$339	$305
Available-for-sale and other investments	251	226	277	250

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

For further information on AllianceBernstein’s market risk, see AllianceBernstein L.P. and AllianceBernstein Holding’s Annual Reports on Form 10-K for the year ended December 31, 2012.

7A-5

Part II, Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

AXA EQUITABLE LIFE INSURANCE COMPANY

FS-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

AXA Equitable Life Insurance Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), of comprehensive income (loss), of equity and of cash flows present fairly, in all material respects, the financial position of AXA Equitable Life Insurance Company and its subsidiaries (“the Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 of the notes to Consolidated Financial Statements, as of January 1, 2012, the Company retrospectively adopted a new accounting standard that amends the accounting for costs associated with acquiring or renewing insurance contracts.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2013

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$33,607	$31,992
Mortgage loans on real estate	5,059	4,281
Equity real estate, held for the production of income	4	99
Policy loans	3,512	3,542
Other equity investments	1,643	1,707
Trading securities	2,309	982
Other invested assets	1,828	2,340

Total investments	47,962	44,943
Cash and cash equivalents	3,162	3,227
Cash and securities segregated, at fair value	1,551	1,280
Broker-dealer related receivables	1,605	1,327
Deferred policy acquisition costs	3,728	3,545
Goodwill and other intangible assets, net	3,673	3,697
Amounts due from reinsurers	3,847	3,542
Loans to affiliates	1,037	1,041
Guaranteed minimum income benefit reinsurance asset, at fair value	11,044	10,547
Other assets	5,095	5,340
Separate Accounts’ assets	94,139	86,419

Total Assets	$176,843	$164,908

LIABILITIES
Policyholders’ account balances	$28,263	$26,033
Future policy benefits and other policyholders liabilities	22,687	21,595
Broker-dealer related payables	664	466
Customers related payables	2,562	1,889
Amounts due to reinsurers	75	74
Short-term and long-term debt	523	645
Loans from affiliates	1,325	1,325
Current and deferred income taxes	5,172	5,104
Other liabilities	3,503	3,815
Separate Accounts’ liabilities	94,139	86,419

Total liabilities	158,913	147,365

Commitments and contingent liabilities (Notes 2, 7, 10, 11, 12, 13, 16 and 17)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(CONTINUED)

	2012	2011
	(In Millions)
EQUITY
AXA Equitable’s equity:
Common stock, $1.25 par value, 2 million shares authorized, issued and outstanding	$2	$2
Capital in excess of par value	5,992	5,743
Retained earnings	9,125	9,392
Accumulated other comprehensive income (loss)	317	(297)

Total AXA Equitable’s equity	15,436	14,840

Noncontrolling interest	2,494	2,703

Total equity	17,930	17,543

Total Liabilities and Equity	$176,843	$164,908

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,334	$3,312	$3,067
Premiums	514	533	530
Net investment income (loss):
Investment income (loss) from derivative instruments	(978)	2,374	(284)
Other investment income (loss)	2,316	2,128	2,260

Total net investment income (loss)	1,338	4,502	1,976

Investment gains (losses), net:
Total other-than-temporary impairment losses	(96)	(36)	(300)
Portion of loss recognized in other comprehensive income (loss)	2	4	18

Net impairment losses recognized	(94)	(32)	(282)
Other investment gains (losses), net	(3)	(15)	98

Total investment gains (losses), net	(97)	(47)	(184)

Commissions, fees and other income	3,574	3,631	3,702
Increase (decrease) in the fair value of the reinsurance contract asset	497	5,941	2,350

Total revenues	9,160	17,872	11,441

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,989	4,360	3,082
Interest credited to policyholders’ account balances	1,166	999	950
Compensation and benefits	1,672	2,263	1,953
Commissions	1,248	1,195	1,044
Distribution related payments	367	303	287
Amortization of deferred sales commissions	40	38	47
Interest expense	108	106	106
Amortization of deferred policy acquisition costs	576	3,620	(326)
Capitalization of deferred policy acquisition costs	(718)	(759)	(655)
Rent expense	201	240	244
Amortization of other intangible assets	24	24	23
Other operating costs and expenses	1,429	1,359	1,438

Total benefits and other deductions	9,102	13,748	8,193

Earnings (loss) from continuing operations, before income taxes	$58	$4,124	$3,248
Income tax (expense) benefit	158	(1,298)	(789)

Net earnings (loss)	216	2,826	2,459
Less: net (earnings) loss attributable to the noncontrolling interest	(121)	101	(235)

Net Earnings (Loss) Attributable to AXA Equitable	$95	$2,927	$2,224

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$216	$2,826	$2,459

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	580	366	459
Defined benefit plans:
Net gain (loss) arising during year	(82)	(169)	(121)
Prior service cost arising during year	1	—	—
Less: reclassification adjustment for:
Amortization of net (gains) losses included in net periodic cost	106	94	82
Amortization of net prior service credit included in net periodic cost	1	1	(1)

Other comprehensive income (loss) - defined benefit plans	26	(74)	(40)

Total other comprehensive income (loss), net of income taxes	606	292	419

Comprehensive income (loss)	822	3,118	2,878

Less: Comprehensive (income) loss attributable to noncontrolling interest	(113)	122	(228)

Comprehensive Income (Loss) Attributable to AXA Equitable	$709	$3,240	$2,650

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In Millions)

EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning and end of year	$2	$2	$2

Capital in excess of par value, beginning of year	5,743	5,593	5,583
Changes in capital in excess of par value	249	150	10

Capital in excess of par value, end of year	5,992	5,743	5,593

Retained earnings, beginning of year	9,392	6,844	4,920
Net earnings (loss)	95	2,927	2,224
Stockholder dividends	(362)	(379)	(300)

Retained earnings, end of year	9,125	9,392	6,844

Accumulated other comprehensive income (loss), beginning of year	(297)	(610)	(1,036)
Other comprehensive income (loss)	614	313	426

Accumulated other comprehensive income (loss), end of year	317	(297)	(610)

Total AXA Equitable’s equity, end of year	15,436	14,840	11,829

Noncontrolling interest, beginning of year	2,703	3,118	3,269
Purchase of AllianceBernstein Units by noncontrolling interest	—	1	5
Purchase of noncontrolling interest in consolidated entity	—	(31)	(5)
Repurchase of AllianceBernstein Holding units	(145)	(140)	(148)
Net earnings (loss) attributable to noncontrolling interest	121	(101)	235
Dividends paid to noncontrolling interest	(219)	(312)	(357)
Other comprehensive income (loss) attributable to noncontrolling interest	(8)	(21)	(7)
Other changes in noncontrolling interest	42	189	126

Noncontrolling interest, end of year	2,494	2,703	3,118

Total Equity, End of Year	$17,930	$17,543	$14,947

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In Millions)

Net earnings (loss)	$216	$2,826	$2,459
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Interest credited to policyholders’ account balances	1,166	999	950
Universal life and investment-type product policy fee income	(3,334)	(3,312)	(3,067)
Net change in broker-dealer and customer related receivables/payables	383	266	125
(Income) loss related to derivative instruments	978	(2,374)	284
Change in reinsurance recoverable with affiliate	(207)	(242)	(233)
Investment (gains) losses, net	97	47	184
Change in segregated cash and securities, net	(272)	(170)	(124)
Change in deferred policy acquisition costs	(142)	2,861	(981)
Change in future policy benefits	876	2,110	1,136
Change in current and deferred income taxes	(254)	1,226	803
Real estate asset write-off charge	42	5	26
Change in the fair value of the reinsurance contract asset	(497)	(5,941)	(2,350)
Amortization of deferred compensation	22	418	178
Amortization of deferred sales commission	40	38	47
Amortization of reinsurance cost	47	211	274
Other depreciation and amortization	157	146	161
Amortization of other intangibles	24	24	23
Other, net	(122)	(76)	111

Net cash provided by (used in) operating activities	(780)	(938)	6

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,551	3,435	2,753
Sales of investments	1,951	1,141	3,398
Purchases of investments	(7,893)	(7,970)	(7,068)
Cash settlements related to derivative instruments	(287)	1,429	(651)
Change in short-term investments	34	16	(53)
Decrease in loans to affiliates	4	—	3
Investment in capitalized software, leasehold improvements and EDP equipment	(66)	(104)	(62)
Other, net	14	25	(25)

Net cash provided by (used in) investing activities	(2,692)	(2,028)	(1,705)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(CONTINUED)

	2012	2011	2010
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,437	$4,461	$3,187
Withdrawals and transfers to Separate Accounts	(982)	(821)	(483)
Change in short-term financings	(122)	220	(24)
Change in collateralized pledged liabilities	(288)	989	(270)
Change in collateralized pledged assets	(5)	99	533
Capital contribution	195	—	—
Shareholder dividends paid	(362)	(379)	(300)
Repurchase of AllianceBernstein Holding units	(238)	(221)	(235)
Distribution to noncontrolling interest in consolidated subsidiaries	(219)	(312)	(357)
Other, net	(9)	2	11

Net cash provided by (used in) financing activities	3,407	4,038	2,062

Change in cash and cash equivalents	(65)	1,072	363
Cash and cash equivalents, beginning of year	3,227	2,155	1,792

Cash and Cash Equivalents, End of Year	$3,162	$3,227	$2,155

Supplemental cash flow information:
Interest Paid	$107	$107	$110

Income Taxes (Refunded) Paid	$271	$36	$(27)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	ORGANIZATION

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

Insurance

The Insurance segment offers a variety of traditional, variable and interest-sensitive life insurance products, variable and fixed-interest annuity products and asset management principally to individuals and small and medium size businesses and professional and trade associations. This segment also includes Separate Accounts for individual insurance and annuity products.

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

At December 31, 2012 and 2011, the Company’s economic interest in AllianceBernstein was 39.5% and 37.3%, respectively. At December 31, 2012 and 2011, respectively, AXA and its subsidiaries’ economic interest in AllianceBernstein (including AXA Financial Group) was approximately 65.5% and 64.6%. AXA Equitable as the General Partner of the limited partnership consolidates AllianceBernstein in the Company’s consolidated financial statements.

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

At December 31, 2012 and 2011, respectively, the Insurance Group’s General Account held $1 million and $1 million of investment assets issued by VIEs and determined to be significant variable interests under Financial Accounting Standards Board (“FASB”) guidance Consolidation of Variable Interest Entities – Revised. At December 31, 2012 and 2011, respectively, as reported in the consolidated balance sheet, these investments included $1 million and $1 million of other equity investments (principally investment limited partnership interests) and are subject to ongoing review for impairment in value. These VIEs do not require consolidation because management has determined that the Insurance Group is not the primary beneficiary. These variable interests at December 31, 2012 represent the Insurance Group’s maximum exposure to loss from its direct involvement with the VIEs. The Insurance Group has no further economic interest in these VIEs in the form of related guarantees, commitments, derivatives, credit enhancements or similar instruments and obligations.

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

At December 31, 2012, AllianceBernstein had significant variable interests in certain other structured products and hedge funds with approximately $22 million in client AUM. However, these VIEs do not require consolidation because management has determined that AllianceBernstein is not the primary beneficiary of the expected losses or expected residual returns of these entities. AllianceBernstein’s maximum exposure to loss in these entities is limited to its investments of $100,000 in and prospective investment management fees earned from these entities.

All significant intercompany transactions and balances have been eliminated in consolidation. The years “2012,” “2011” and “2010” refer to the years ended December 31, 2012, 2011 and 2010, respectively. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation.

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

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated balance sheets:

	As Previously Reported		Adjustment		As Adjusted
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
	(In Millions)
Assets:
Deferred policy acquisition costs	$4,653	$8,383	$(1,108)	$(1,880)	$3,545	$6,503
Liabilities:
Current and deferred income taxes	5,491	4,315	(387)	(658)	5,104	3,657
Equity:
Retained earnings	10,120	8,085	(728)	(1,241)	9,392	6,844
Accumulated other comprehensive income (loss)	(304)	(629)	7	19	(297)	(610)
Total AXA Equitable’s equity	15,561	13,051	(721)	(1,222)	14,840	11,829
Total equity	18,264	16,169	(721)	(1,222)	17,543	14,947

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of earnings (loss):

	As Previously Reported	Adjustment	As Adjusted
	(In Millions)
Year Ended December 31, 2011
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$4,680	$(1,060)	$3,620
Capitalization of deferred policy acquisition costs	(1,030)	271	(759)
Earnings (loss) from continuing operations, before income taxes	3,335	789	4,124
Income tax (expense) benefit	(1,022)	(276)	(1,298)
Net earnings (loss)	2,313	513	2,826
Net Earnings (Loss) Attributable to AXA Equitable	2,414	513	2,927

Year Ended December 31, 2010
Benefits and Other Deductions:
Amortization of deferred policy acquisition costs	$168	$(494)	$(326)
Capitalization of deferred policy acquisition costs	(916)	261	(655)
Earnings (loss) from continuing operations, before income taxes	3,015	233	3,248
Income tax (expense) benefit	(707)	(82)	(789)
Net earnings (loss)	2,308	151	2,459
Net Earnings (Loss) Attributable to AXA Equitable	2,073	151	2,224

The following table presents the effects of the retrospective application of the adoption of such new accounting guidance to the Company’s previously reported consolidated statements of cash flows:

	As Previously Reported	Adjustment	As Adjusted
	(In Millions)
Year Ended December 31, 2011
Cash flows from operating activities:
Net earnings	$2,313	$513	$2,826
Change in deferred policy acquisition costs	3,650	(789)	2,861
Change in current and deferred income taxes	950	276	1,226

Year Ended December 31, 2010
Cash flows from operating activities:
Net earnings	$2,308	$151	$2,459
Change in deferred policy acquisition costs	(748)	(233)	(981)
Change in current and deferred income taxes	721	82	803

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

In June 2011, the FASB issued new guidance to amend the existing alternatives for presenting Other comprehensive income (loss) (“OCI”) and its components in financial statements. The amendments eliminate the current option to report OCI and its components in the statement of changes in equity. An entity can elect to present items of net earnings (loss) and OCI in one continuous statement or in two separate, but consecutive statements. This guidance will not change the items that constitute net earnings (loss) and OCI, when an item of OCI must be reclassified to net earnings (loss). The new guidance also called for reclassification adjustments from OCI to be measured and presented by income statement line item in net earnings (loss) and in OCI. This guidance was effective for interim and annual periods beginning after December 15, 2011. Consistent with this guidance, the Company currently presents items of net earnings (loss) and OCI in two consecutive statements. In December 2011, the FASB issued new guidance to defer the portion of the guidance to present components of OCI on the face of the Consolidated statement of earnings (loss).

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

Future Adoption of New Accounting Pronouncements

In February 2013, the FASB issued new guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (loss) (“AOCI”). The amendments in this guidance require an entity to report the effect of significant reclassifications out of AOCI on the respective line items in the statement of earnings (loss) if the amount being reclassified is required to be reclassified in its entirety to net earnings (loss). For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The guidance requires disclosure of reclassification information either in the notes or the face of the financial statements provided the information is presented in one location. This guidance is effective for interim and annual periods beginning after December 31, 2012. Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued new and enhanced disclosures about offsetting (netting) of financial instruments and derivatives, including repurchase/reverse repurchase agreements and securities lending/borrowing arrangements, to converge with those required by IFRS. The disclosures require presentation in tabular format of gross and net information about assets and liabilities that either are offset (presented net) on the balance sheet or are subject to master netting agreements or similar arrangements providing rights of setoff, such as global master repurchase, securities lending, and derivative clearing agreements, irrespective of whether the assets and liabilities are offset. Financial instruments subject only to collateral agreements are excluded from the scope of these requirements, however, the tabular disclosures are required to include the fair values of financial collateral, including cash, related to master netting agreements or similar arrangements. In January 2013, the FASB issued new guidance limiting the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual periods beginning after January 1, 2013 and is to be applied retrospectively to all comparative prior periods presented. Management does not expect that implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

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

Many expenses related to Closed Block operations, including amortization of deferred policy acquisition costs (“DAC”), are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

Investments

The carrying values of fixed maturities classified as available-for-sale (“AFS”) are reported at fair value. Changes in fair value are reported in comprehensive income. The amortized cost of fixed maturities is adjusted for impairments in value deemed to be other than temporary which are recognized in Investment gains (losses), net. The redeemable preferred stock investments that are reported in fixed maturities include real estate investment trusts (“REIT”), perpetual preferred stock, and redeemable preferred stock. These securities may not have a stated maturity, may not be cumulative and do not provide for mandatory redemption by the issuer.

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

The Company’s management, with the assistance of its investment advisors, monitors the investment performance of its portfolio and reviews AFS securities with unrealized losses for other-than-temporary impairments (“OTTI”). Integral to this review is an assessment made each quarter, on a security-by-security basis, by the Company’s Investments Under Surveillance (“IUS”) Committee, of various indicators of credit deterioration to determine whether the investment security is expected to recover. This assessment includes, but is not limited to, consideration of the duration and severity of the unrealized loss, failure, if any, of the issuer of the security to make scheduled payments, actions taken by rating agencies, adverse conditions specifically related to the security or sector, the financial strength, liquidity, and continued viability of the issuer and, for equity securities only, the intent and ability to hold the investment until recovery, and results in identification of specific securities for which OTTI is recognized.

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

Corporate owned life insurance (“COLI”) has been purchased by the Company on the lives of certain key employees; certain subsidiaries of the Company are named as beneficiaries under these policies. COLI is carried at the cash surrender value of the policies. At December 31, 2012 and 2011, the carrying value of COLI was $715 million and $737 million, respectively, and is reported in Other invested assets in the consolidated balance sheets.

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

Valuation Allowances for Mortgage Loans:

For commercial and agricultural loans, an allowance for credit loss is typically recommended when management believes it is probable that principal and interest will not be collected according to the contractual terms. Factors that influence management’s judgment in determining allowance for credit losses include the following:

•

Loan-to-value ratio – Derived from current loan balance divided by the fair market value of the property. An allowance for credit loss is typically recommended when the loan-to-value ratio is in excess of 100%. In the case where the loan-to-value is in excess of 100%, the allowance for credit loss is derived by taking the difference between the fair market value (less cost of sale) and the current loan balance.

•	Debt service coverage ratio – Derived from actual net operating income divided by annual debt service. If the ratio is below 1.0x, then the income from the property does not support the debt.

•	Occupancy – Criteria varies by property type but low or below market occupancy is an indicator of sub-par property performance.

•

Lease expirations – The percentage of leases expiring in the upcoming 12 to 36 months are monitored as a decline in rent and/or occupancy may negatively impact the debt service coverage ratio. In the case of single-tenant properties or properties with large tenant exposure, the lease expiration is a material risk factor.

•

Maturity – Loans that are not fully amortizing and have upcoming maturities within the next 12 to 24 months are monitored in conjunction with the capital markets to determine the borrower’s ability to refinance the debt and/or pay off the balloon balance.

•	Borrower/tenant related issues – Financial concerns, potential bankruptcy, or words or actions that indicate imminent default or abandonment of property.

•	Payment status – current vs. delinquent – A history of delinquent payments may be a cause for concern.

•	Property condition – Significant deferred maintenance observed during Lender’s annual site inspections.

•	Other – Any other factors such as current economic conditions may call into question the performance of the loan.

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

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At December 31, 2012 and 2011, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $52 million for commercial and $2 million and $5 million for agricultural, respectively.

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

Derivatives

The Company has issued and continues to offer certain variable annuity products with guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”) and guaranteed income benefit (“GIB”) features. The Company previously issued certain variable annuity products with guaranteed withdrawal benefit for life (“GWBL”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) features (collectively, “GWBL and other features”). The risk associated with the GMDB feature is that under-performance of the financial markets could result in GMDB benefits, in the event of death, being higher than what accumulated policyholders’ account balances would support. The risk associated with the GWBL and other features is that under-performance of the financial markets could result in GWBL and other features’ benefits being higher than what accumulated policyholders’ account balances would support. The Company uses derivatives for asset/liability risk management primarily to reduce exposures to equity market and interest rate fluctuations. Derivative hedging strategies are designed to reduce these risks from an economic perspective while also considering their impacts on accounting results. Operation of these hedging programs is based on models involving numerous estimates and assumptions, including, among others, mortality, lapse, surrender and withdrawal rates, election rates, market volatility and interest rates.

A wide range of derivative contracts are used in these hedging programs, including exchange traded equity, currency and interest rate futures contracts, total return and/or other equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. For GMDB, GMIB, GIB and GWBL and other features, the Company retains certain risks including basis, credit spread and some volatility risk and risk associated with actual versus expected assumptions for mortality, lapse and surrender, withdrawal and contractholder election rates, among other things. The derivative contracts are managed to correlate with changes in the value of the GMDB, GMIB, GIB and GWBL and other features that result from financial markets movements. A portion of exposure to realized interest rate volatility was hedged through December 31, 2012 using swaptions and a portion of exposure to realized equity volatility is hedged using equity options and variance swaps. The Company has purchased reinsurance contracts to mitigate the risks associated with GMDB features and the impact of potential market fluctuations on future policyholder elections of GMIB features contained in certain annuity contracts issued by the Company.

At the end of 2012, AXA Equitable adjusted its long term view of interest rates and persistency and proceeded to reduce the size of its GMIB and GMDB interest rate hedges, changed their maturity and began to fully unwind its swaption position hedging exposure to interest rate volatility. AXA Equitable completed the full unwind in early 2013.

GIB and GWBL and other features and reinsurance contract asset covering GMIB exposure are considered derivatives for accounting purposes and, therefore, are reported in the balance sheet at their fair value. None of the derivatives used in these programs were designated as qualifying hedges under U.S. GAAP accounting guidance for derivatives and hedging. All gains (losses) on derivatives are reported in Net investment income (loss) in the consolidated statements of earnings (loss) except those resulting from changes in the fair values of the GIB and GWBL and other features which are reported in Policyholder’s benefits and the GMIB reinsurance contract asset are reported on a separate line in the consolidated statement of earnings, respectively.

In addition to the Company’s existing programs, in first quarter 2012, the Company entered into interest rate swaps related to the Company’s GMDB and GMIB block of business issued prior to 2001 to manage exposure to interest rate fluctuations.

The Company periodically, including during 2012, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity and commodity index options to hedge its exposure to equity linked and commodity indexed crediting rates on annuity and life products.

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

The Company is exposed to equity market fluctuations through investments in Separate Accounts and has equity future derivative contracts specifically to minimize such risk.

In second quarter 2012, the Company entered into futures and total return swaps on equity indices to mitigate the impact on net earnings from Separate Account fee revenue fluctuations due to movements in the equity markets. These positions covered fees expected to be earned through December 31, 2012 of the current year from the Company’s Separate Account products. As of December 31, 2012, all positions had matured.

At December 31, 2012, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $270 million. At December 31, 2012, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $100 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australasia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $7 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at December 31, 2012 are exchange-traded and net settled daily in cash.

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

The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. The Company controls and minimizes its counterparty exposure through a credit appraisal and approval process. In addition, the Company has executed various collateral arrangements with counterparties to over-the-counter derivative transactions that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. At December 31, 2012 and December 31, 2011, respectively, the Company held $1,165 million and $1,438 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets.

Certain of the Company’s standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to its credit rating. In some ISDA Master Agreements, if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. The aggregate fair value of all collateralized derivative transactions that were in a liability position at December 31, 2012, and 2011, respectively, were $5 million and $4 million, for which the Company posted collateral of $5 million in 2012, and held collateral of $3 million in 2011 in the normal operation of its collateral arrangements. If the investment grade related contingent features had been triggered on December 31, 2012, the Company would not have been required to post material collateral to its counterparties.

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

Unrealized investment gains (losses) on fixed maturities and equity securities designated as AFS held by the Company are accounted for as a separate component of AOCI, net of related deferred income taxes, amounts attributable to certain pension operations, Closed Blocks’ policyholders dividend obligation, DAC related to universal life (“UL”) policies, investment-type products and participating traditional life policies.

Changes in unrealized gains (losses) reflect changes in fair value of only those fixed maturities and equity securities classified as AFS and do not reflect any change in fair value of policyholders’ account balances and future policy benefits.

Fair Value of Financial Instruments

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

Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.

At December 31, 2012 and 2011, respectively, the fair value of public fixed maturities is approximately $25,591 million and $24,534 million or approximately 19.2% and 19.8% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At December 31, 2012 and 2011, respectively, the fair value of private fixed maturities is approximately $8,016 million and $7,459 million or approximately 6.0% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at December 31, 2012 and 2011, respectively, the net fair value of freestanding derivative positions is approximately $1,163 million and $1,536 million or approximately 92.2% and 92.1% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the Over-The-Counter (“OTC”) derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $2 million at December 31, 2012 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at December 31, 2012.

At December 31, 2012 and 2011, respectively, investments classified as Level 1 comprise approximately 70.3% and 70.2% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At December 31, 2012 and 2011, respectively, investments classified as Level 2 comprise approximately 28.4% and 28.2% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At December 31, 2012 and 2011, respectively, approximately $1,966 million and $1,718 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At December 31, 2012 and 2011, respectively, investments classified as Level 3 comprise approximately 1.3% and 1.6% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at December 31, 2012 and 2011, respectively, were approximately $222 million and $347 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,021 million and $1,088 million of mortgage- and asset-backed securities, including commercial mortgage-backed securities (“CMBS”), are classified as Level 3 at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other feature’s liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $447 million and $688 million at December 31, 2012 and 2011, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at December 31, 2012. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

Fair values for commercial and agricultural mortgage loans on real estate are measured by discounting future contractual cash flows to be received on the mortgage loan using interest rates at which loans with similar characteristics and credit quality would be made. The discount rate is derived from taking the appropriate U.S. Treasury rate with a like term to the remaining term of the loan and adding a spread reflective of the risk premium associated with the specific loan. Fair values for mortgage loans anticipated to be foreclosed and problem mortgage loans are limited to the fair value of the underlying collateral, if lower.

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

The fair values for the Company’s association plans contracts, supplementary contracts not involving life contingencies (“SCNILC”), deferred annuities and certain annuities, which are included in Policyholder’s account balances are estimated using projected cash flows discounted at rates reflecting current market rates. Significant unobservable inputs reflected in the cash flows include lapse rates and withdrawal rates. Certain other products such as Access Accounts are held at book value.

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

DAC

Acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business, reflecting incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts including commissions, underwriting, agency and policy issue expenses, are deferred. DAC is subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period.

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

DAC associated with UL products and investment-type products, other than Accumulator® products is amortized over the expected total life of the contract group as a constant percentage of estimated gross profits arising principally from investment results, Separate Account fees, mortality and expense margins and surrender charges based on historical and anticipated future experience, updated at the end of each accounting period. When estimated gross profits are expected to be negative for multiple years of a contract life, DAC is amortized using the present value of estimated assessments. The effect on the amortization of DAC of revisions to estimated gross profits or assessments is reflected in earnings (loss) in the period such estimated gross profits or assessments are revised. A decrease in expected gross profits or assessments would accelerate DAC amortization. Conversely, an increase in expected gross profits or assessments would slow DAC amortization. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At December 31, 2012, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.71% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.71% net of product weighted average Separate Account fees) and 0.0% (-2.29% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At December 31, 2012, current projections of future average gross market returns assume a 0.0% annualized return for the next two quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in eight quarters.

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

For participating traditional life policies (substantially all of which are in the Closed Block), DAC is amortized over the expected total life of the contract group as a constant percentage based on the present value of the estimated gross margin amounts expected to be realized over the life of the contracts using the expected investment yield. At December 31, 2012, the average rate of assumed investment yields, excluding policy loans, was 5.15% grading to 5.0% over 10 years. Estimated gross margins include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. The effect on the accumulated amortization of DAC of revisions to estimated gross margins is reflected in earnings in the period such estimated gross margins are revised. The effect on the DAC assets that would result from realization of unrealized gains (losses) is recognized with an offset to AOCI in consolidated equity as of the balance sheet date. Many of the factors that affect gross margins are included in the determination of the Company’s dividends to these policyholders. DAC adjustments related to participating traditional life policies do not create significant volatility in results of operations as the Closed Block recognizes a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization.

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

The Company has issued and continues to offer certain variable annuity products with GMDB and GIB features. The Company previously issued certain variable annuity products with GWBL and other features. The Company also issues certain variable annuity products that contain a GMIB feature which, if elected by the policyholder after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. This minimum lifetime annuity is based on predetermined annuity purchase rates applied to a GMIB base. Reserves for GMDB and GMIB obligations are calculated on the basis of actuarial assumptions related to projected benefits and related contract charges generally over the lives of the contracts using assumptions consistent with those used in estimating gross profits for purposes of amortizing DAC. The determination of this estimated liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender and withdrawal rates, mortality experience, and, for contracts with the GMIB feature, GMIB election rates. Assumptions regarding Separate Account performance used for purposes of this calculation are set using a long-term view of expected average market returns by applying a reversion to the mean approach, consistent with that used for DAC amortization. There can be no assurance that actual experience will be consistent with management’s estimates.

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

For non-participating traditional life insurance policies, future policy benefit liabilities are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Insurance Group’s experience that, together with interest and expense assumptions, includes a margin for adverse deviation. Benefit liabilities for traditional annuities during the accumulation period are equal to accumulated contractholders’ fund balances and, after annuitization, are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.25% to 10.90% for life insurance liabilities and from 1.57% to 11.25% for annuity liabilities.

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

At December 31, 2012, participating policies, including those in the Closed Block, represent approximately 6.2% ($22,418 million) of directly written life insurance in-force, net of amounts ceded.

Separate Accounts

Generally, Separate Accounts established under New York State Insurance Law are not chargeable with liabilities that arise from any other business of the Insurance Group. Separate Accounts assets are subject to General Account claims only to the extent Separate Accounts assets exceed Separate Accounts liabilities. Assets and liabilities of the Separate Accounts represent the net deposits and accumulated net investment earnings (loss) less fees, held primarily for the benefit of contractholders, and for which the Insurance Group does not bear the investment risk. Separate Accounts’ assets and liabilities are shown on separate lines in the consolidated balance sheets. Assets held in Separate Accounts are reported at quoted market values or, where quoted values are not readily available or accessible for these securities, their fair value measures most often are determined through the use of model pricing that effectively discounts prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. The assets and liabilities of six Separate Accounts are presented and accounted for as General Account assets and liabilities due to the fact that not all of the investment performance in those Separate Accounts is passed through to policyholders. Investment assets in these Separate Accounts principally consist of fixed maturities that are classified as available for sale in the accompanying consolidated financial statements.

The investment results of Separate Accounts, including unrealized gains (losses), on which the Insurance Group does not bear the investment risk are reflected directly in Separate Accounts liabilities and are not reported in revenues in the consolidated statements of earnings (loss). For 2012, 2011 and 2010, investment results of such Separate Accounts were gains (losses) of $10,110 million, $(2,928) million and $10,117 million, respectively.

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

Recognition of Investment Management Revenues and Related Expenses

Commissions, fees and other income principally include the Investment Management segment’s investment advisory and service fees, distribution revenues and institutional research services revenue. Investment advisory and service base fees, generally calculated as a percentage, referred to as basis points (“BPs”), of assets under management, are recorded as revenue as the related services are performed; they include brokerage transactions charges received by Sanford C. Bernstein & Co. LLC (“SCB LLC”) for certain retail, private client and institutional investment client transactions. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee which is calculated as either a percentage of absolute investment results or a percentage of the investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period. Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and Sanford C. Bernstein Limited (“SCBL”) for independent research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

Commissions paid to financial intermediaries in connection with the sale of shares of open-end AllianceBernstein sponsored mutual funds sold without a front-end sales charge (“back-end load shares”) are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commissions are generally recovered. These commissions are recovered from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by AllianceBernstein’s U.S. funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2012 was not impaired.

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

Significant assumptions utilized to estimate future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. Future redemption rate assumptions are determined by reference to actual redemption experience over the five-year, three-year and one-year periods and current quarterly periods ended December 31, 2012. These assumptions are updated periodically. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted cash flows are compared to the recorded value of the deferred sales commission asset. If AllianceBernstein’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using AllianceBernstein’s management’s best estimate of future cash flows discounted to a present value amount.

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

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(In Millions)

December 31, 2012:
Fixed Maturities:
Corporate	$20,854	$2,364	$20	$23,198	$—
U.S. Treasury, government and agency	4,664	517	1	5,180	—
States and political subdivisions	445	85	—	530	—
Foreign governments	454	76	—	530	—
Commercial mortgage-backed	1,175	16	291	900	13
Residential mortgage-backed(1)	1,864	85	—	1,949	—
Asset-backed(2)	175	12	5	182	5
Redeemable preferred stock	1,089	60	11	1,138	—

Total Fixed Maturities	30,720	3,215	328	33,607	18

Equity securities	23	1	—	24	—

Total at December 31, 2012	$30,743	$3,216	$328	$33,631	$18

December 31, 2011:
Fixed Maturities:
Corporate	$21,444	$1,840	$147	$23,137	$—
U.S. Treasury, government and agency	3,598	350	—	3,948	—
States and political subdivisions	478	64	2	540	—
Foreign governments	461	65	1	525	—
Commercial mortgage-backed	1,306	7	411	902	22
Residential mortgage-backed(1)	1,556	90	—	1,646	—
Asset-backed(2)	260	15	11	264	6
Redeemable preferred stock	1,106	38	114	1,030	—

Total Fixed Maturities	30,209	2,469	686	31,992	28

Equity securities	18	1	—	19	—

Total at December 31, 2011	$30,227	$2,470	$686	$32,011	$28

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At December 31, 2012 and 2011, respectively, the Company had trading fixed maturities with an amortized cost of $194 million and $172 million and carrying values of $202 million and $172 million. Gross unrealized gains on trading fixed maturities were $12 million and $4 million and gross unrealized losses were $4 million and $4 million for 2012 and 2011, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at December 31, 2012 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at December 31, 2012

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$3,018	$3,088
Due in years two through five	5,801	6,333
Due in years six through ten	9,877	11,140
Due after ten years	7,721	8,877

Subtotal	26,417	29,438
Commercial mortgage-backed securities	1,175	900
Residential mortgage-backed securities	1,864	1,949
Asset-backed securities	175	182

Total	$29,631	$32,469

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
	(In Millions)

Proceeds from sales	$139	$340	$840

Gross gains on sales	$13	$6	$28

Gross losses on sales	$(12)	$(9)	$(16)

Total OTTI	$(96)	$(36)	$(300)
Non-credit losses recognized in OCI	2	4	18

Credit losses recognized in earnings (loss)	$(94)	$(32)	$(282)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities – Credit Loss Impairments

	2012	2011
	(In Millions)

Balances at January 1,	$(332)	$(329)
Previously recognized impairments on securities that matured, paid, prepaid or sold	54	29
Recognized impairments on securities impaired to fair value this period(1)	—	—
Impairments recognized this period on securities not previously impaired	(62)	(27)
Additional impairments this period on securities previously impaired	(32)	(5)
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—

Balances at December 31,	$(372)	$(332)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	December 31,
	2012	2011
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(12)	$(47)
All other	2,899	1,830
Equity securities	1	1

Net Unrealized Gains (Losses)	$2,888	$1,784

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	5	—	—	—	5
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	—	—	—	32
Excluded from Net earnings (loss)(1)	(2)	—	—	—	(2)
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(10)	(10)
Policyholders liabilities	—	—	(2)	—	(2)

Balance, December 31, 2012	$(12)	$1	$4	$2	$(5)

Balance, January 1, 2011	$(16)	$3	$2	$4	$(7)
Net investment gains (losses) arising during the period	(32)	—	—	—	(32)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	5	—	—	—	5
Excluded from Net earnings (loss)(1)	(4)	—	—	—	(4)
Impact of net unrealized investment gains (losses) on:
DAC	—	2	—	—	2
Deferred income taxes	—	—	—	8	8
Policyholders liabilities	—	—	4	—	4

Balance, December 31, 2011	$(47)	$5	$6	$12	$(24)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2012	$1,831	$(207)	$(385)	$(433)	$806
Net investment gains (losses) arising during the period	1,008	—	—	—	1,008
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	59	—	—	—	59
Excluded from Net earnings (loss)(1)	2	—	—	—	2
Impact of net unrealized investment gains (losses) on:
DAC	—	28	—	—	28
Deferred income taxes	—	—	—	(308)	(308)
Policyholders liabilities	—	—	(218)	—	(218)

Balance, December 31, 2012	$2,900	$(179)	$(603)	$(741)	$1,377

Balance, January 1, 2011	$889	$(108)	$(121)	$(232)	$428
Net investment gains (losses) arising during the period	915	—	—	—	915
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	23	—	—	—	23
Excluded from Net earnings (loss)(1)	4	—	—	—	4
Impact of net unrealized investment gains (losses) on:
DAC	—	(99)	—	—	(99)
Deferred income taxes	—	—	—	(201)	(201)
Policyholders liabilities	—	—	(264)	—	(264)

Balance, December 31, 2011	$1,831	$(207)	$(385)	$(433)	$806

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 402 issues at December 31, 2012 and the 535 issues at December 31, 2011 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
December 31, 2012:
Fixed Maturities:
Corporate	$562	$(5)	$208	$(15)	$770	$(20)
U.S. Treasury, government and agency	513	(1)	—	—	513	(1)
States and political subdivisions	20	—	—	—	20	—
Foreign governments	6	—	2	—	8	—
Commercial mortgage-backed	7	(3)	805	(288)	812	(291)
Residential mortgage-backed	27	—	1	—	28	—
Asset-backed	8	—	36	(5)	44	(5)
Redeemable preferred stock	143	(1)	327	(10)	470	(11)

Total	$1,286	$(10)	$1,379	$(318)	$2,665	$(328)

December 31, 2011:
Fixed Maturities:
Corporate	$1,910	$(96)	$389	$(51)	$2,299	$(147)
U.S. Treasury, government and agency	149	—	—	—	149	—
States and political subdivisions	—	—	18	(2)	18	(2)
Foreign governments	30	(1)	5	—	35	(1)
Commercial mortgage-backed	79	(27)	781	(384)	860	(411)
Residential mortgage-backed	—	—	1	—	1	—
Asset-backed	49	—	44	(11)	93	(11)
Redeemable preferred stock	341	(28)	325	(86)	666	(114)

Total	$2,558	$(152)	$1,563	$(534)	$4,121	$(686)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at December 31, 2012 and 2011 were $138 million and $139 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the National Association of Insurance Commissioners (“NAIC”) designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At December 31, 2012 and 2011, respectively, approximately $2,095 million and $2,179 million, or 6.8% and 7.2%, of the $30,720 million and $30,209 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $224 million and $455 million at December 31, 2012 and 2011, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes residential mortgage backed securities (“RMBS”) backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include Fair Isaac Credit Organization (“FICO”) scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At December 31, 2012 and 2011, respectively, the Company owned $17 million and $23 million in RMBS backed by subprime residential mortgage loans, and $11 million and $13 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At December 31, 2012, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $17 million.

At December 31, 2012 and 2011, respectively, the amortized cost of the Company’s trading account securities was $2,265 million and $1,014 million with respective fair values of $2,309 million and $982 million. Also at December 31, 2012 and 2011, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $58 million and $48 million and costs of $57 million and $50 million as well as other equity securities with carrying values of $24 million and $19 million and costs of $23 million and $18 million.

In 2012, 2011 and 2010, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (losses) on the General Account’s investment in Separate Accounts, of $69 million, $(42) million and $39 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

The payment terms of mortgage loans on real estate may from time to time be restructured or modified. The investment in restructured mortgage loans on real estate, based on amortized cost, amounted to $126 million and $141 million at December 31, 2012 and 2011, respectively. Gross interest income on these loans included in net investment income (loss) totaled $7 million, $7 million and $0 million in 2012, 2011 and 2010, respectively. Gross interest income on restructured mortgage loans on real estate that would have been recorded in accordance with the original terms of such loans amounted to $8 million, $7 million and $0 million in 2012, 2011 and 2010, respectively.

Troubled Debt Restructurings

In 2011, one of the 2 loans shown in the table below was modified to interest only payments until October 1, 2013, at which time the loan reverts to its normal amortizing payment. In 2012, the second loan was modified retroactive to the July 1, 2012 payment and was converted to interest only payments through maturity in August 2014. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring – Modifications

December 31, 2012

	Number	Outstanding Recorded Investment
	of Loans	Pre-Modification	Post-Modification
		(Dollars In Millions)
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	126

Total	2	$126	$126

There were no default payments on the above loans during 2012.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for mortgage loans for 2012, 2011 and 2010 are as follows:

	Commercial Mortgage Loans
	2012	2011	2010
	(In Millions)
Allowance for credit losses:

Beginning Balance, January 1,	$32	$18	$—
Charge-offs	—	—	—
Recoveries	(24)	(8)	—
Provision	26	22	18

Ending Balance, December 31,	$34	$32	$18

Ending Balance, December 31,:
Individually Evaluated for Impairment	$34	$32	$18

Collectively Evaluated for Impairment	$—	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—	$—

There were no allowances for credit losses for agricultural mortgage loans in 2012, 2011 and 2010.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at December 31, 2012 and 2011, respectively.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2012

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$269	$21	$—	$—	$27	$—	$317
50% - 70%	370	75	619	655	—	—	1,719
70% - 90%	61	102	235	445	131	15	989
90% plus	—	—	—	156	89	165	410

Total Commercial
Mortgage Loans	$700	$198	$854	$1,256	$247	$180	$3,435

Agricultural Mortgage Loans(1)
0% - 50%	$179	$84	$211	$308	$177	$49	$1,008
50% - 70%	122	29	136	188	116	50	641
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural
Mortgage Loans	$301	$113	$347	$497	$293	$107	$1,658

Total Mortgage Loans(1)
0% - 50%	$448	$105	$211	$308	$204	$49	$1,325
50% - 70%	492	104	755	843	116	50	2,360
70% - 90%	61	102	235	446	131	23	998
90% plus	—	—	—	156	89	165	410

Total Mortgage Loans	$1,001	$311	$1,201	$1,753	$540	$287	$5,093

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2011

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$182	$—	$33	$30	$31	$—	$276
50% - 70%	201	252	447	271	45	—	1,216
70% - 90%	—	41	280	318	213	—	852
90% plus	—	—	84	135	296	117	632

Total Commercial
Mortgage Loans	$383	$293	$844	$754	$585	$117	$2,976

Agricultural Mortgage Loans(1)
0% - 50%	$150	$89	$175	$247	$190	$8	$859
50% - 70%	68	15	101	158	82	45	469
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural
Mortgage Loans	$218	$104	$276	$406	$272	$61	$1,337

Total Mortgage Loans(1)
0% - 50%	$332	$89	$208	$277	$221	$8	$1,135
50% - 70%	269	267	548	429	127	45	1,685
70% - 90%	—	41	280	319	213	8	861
90% plus	—	—	84	135	296	117	632

Total Mortgage Loans	$601	$397	$1,120	$1,160	$857	$178	$4,313

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at December 31, 2012 and 2011, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days Or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
	(In Millions)
December 31, 2012
Commercial	$—	$—	$—	$—	$3,435	$3,435	$—
Agricultural	6	1	10	17	1,641	1,658	9

Total Mortgage Loans	$6	$1	$10	$17	$5,076	$5,093	$9

December 31, 2011
Commercial	$61	$—	$—	$61	$2,915	$2,976	$—
Agricultural	5	1	7	13	1,324	1,337	3

Total Mortgage Loans	$66	$1	$7	$74	$4,239	$4,313	$3

The following table provides information relating to impaired loans at December 31, 2012 and 2011, respectively.

		Impaired Mortgage Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

December 31, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	2	2	—	3	—

Total	$2	$2	$—	$3	$—

With related allowance recorded:
Commercial mortgage loans - other	$170	$170	$(34)	$178	$10
Agricultural mortgage loans	—	—	—	—	—

Total	$170	$170	$(34)	$178	$10

December 31, 2011:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	5	5	—	5	—

Total	$5	$5	$—	$5	$—

With related allowance recorded:
Commercial mortgage loans - other	$202	$202	$(32)	$152	$8
Agricultural mortgage loans	—	—	—	—	—

Total	$202	$202	$(32)	$152	$8

(1)	Represents a five-quarter average of recorded amortized cost.

Equity Real Estate

The Insurance Group’s investment in equity real estate is through investments in real estate joint ventures.

Equity Method Investments

Included in other equity investments are interests in limited partnership interests and investment companies accounted for under the equity method with a total carrying value of $1,520 million and $1,587 million, respectively, at December 31, 2012 and 2011. Included in equity real estate are interests in real estate joint ventures accounted for under the equity method with a total carrying value of $0 million and $91 million, respectively, at December 31, 2012 and 2011. The Company’s total equity in net earnings (losses) for these real estate joint ventures and limited partnership interests was $170 million, $179 million and $173 million, respectively, for 2012, 2011 and 2010.

Summarized below is the combined financial information only for those real estate joint ventures and for those limited partnership interests accounted for under the equity method in which the Company has an investment of $10 million or greater and an equity interest of 10.0% or greater (3 and 3 individual ventures at December 31, 2012 and 2011, respectively) and the Company’s carrying value and equity in net earnings (loss) for those real estate joint ventures and limited partnership interests:

	December 31,
	2012	2011
	(In Millions)

BALANCE SHEETS
Investments in real estate, at depreciated cost	$233	$584
Investments in securities, generally at fair value	54	51
Cash and cash equivalents	8	10
Other assets	14	13

Total Assets	$309	$658

Borrowed funds - third party	$162	$372
Other liabilities	11	6

Total liabilities	173	378

Partners’ capital	136	280

Total Liabilities and Partners’ Capital	$309	$658

The Company’s Carrying Value in These Entities Included Above	$63	$169

	2012	2011	2010
	(In Millions)

STATEMENTS OF EARNINGS (LOSS)
Revenues of real estate joint ventures	$26	$111	$110
Net revenues of other limited partnership interests	3	6	3
Interest expense - third party	—	(21)	(22)
Other expenses	(19)	(61)	(59)

Net Earnings (Loss)	$10	$35	$32

The Company’s Equity in Net Earnings (Loss) of These Entities Included Above	$18	$20	$18

Derivatives

The tables below present quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

At or For the Year Ended December 31, 2012

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$6,189	$—	$2	$(1,058)
Swaps	965	2	56	(320)
Options	3,492	443	219	66

Interest rate contracts:(1)
Floors	2,700	291	—	68
Swaps	18,239	554	353	402
Futures	14,033	—	—	84
Swaptions	7,608	502	—	(220)

Other freestanding contracts:(1)
Foreign currency Contracts	81	1	—	—

Net investment income (loss)				(978)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	497

GIB and GWBL and other features(2)	—	—	265	26

Balances, December 31, 2012	$53,307	$12,837	$895	$(455)

(1)	Reported in Other invested assets or Other liabilities in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholder liabilities.

Derivative Instruments by Category

At or For the Year Ended December 31, 2011

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives	Gains (Losses) Reported In Earnings (Loss)
	(In Millions)
Freestanding derivatives:
Equity contracts:(1)
Futures	$6,443	$—	$2	$(34)
Swaps	784	10	21	33
Options	1,211	92	85	(20)

Interest rate contracts:(1)
Floors	3,000	327	—	139
Swaps	9,826	503	317	590
Futures	11,983	—	—	849
Swaptions	7,354	1,029	—	817

Other freestanding contracts:(1)
Foreign currency contracts	38	—	—	—

Net investment income (loss)				2,374

Embedded derivatives:
GMIB reinsurance contracts	—	10,547	—	5,941

GIB and GWBL and other features(2)	—	—	291	(197)

Balances, December 31, 2011	$40,639	$12,508	$716	$8,118

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholder liabilities.

Net Investment Income (Loss)

The following table breaks out Net investment income (loss) by asset category:

	2012	2011	2010
	(In Millions)

Fixed maturities	$1,529	$1,555	$1,616
Mortgage loans on real estate	264	241	231
Equity real estate	14	19	20
Other equity investments	189	116	111
Policy loans	226	229	234
Short-term investments	15	5	11
Derivative investments	(978)	2,374	(284)
Broker-dealer related receivables	14	13	12
Trading securities	85	(29)	49
Other investment income	33	37	36

Gross investment income (loss)	1,391	4,560	2,036

Investment expenses	(50)	(55)	(56)
Interest expense	(3)	(3)	(4)

Net Investment Income (Loss)	$1,338	$4,502	$1,976

For 2012, 2011 and 2010, respectively, Net investment income (loss) from derivatives included $232 million, $1,303 million and $(968) million of realized gains (losses) on contracts closed during those periods and $746 million, $1,071 million and $684 million of unrealized gains (losses) on derivative positions at each respective year end.

Investment Gains (Losses), Net

Investment gains (losses), net including changes in the valuation allowances and OTTI are as follows:

	2012	2011	2010
	(In Millions)

Fixed maturities	$(89)	$(29)	$(200)
Mortgage loans on real estate	(7)	(14)	(18)
Other equity investments	(13)	(4)	34
Other	12	—	—

Investment Gains (Losses), Net	$(97)	$(47)	$(184)

For 2012, 2011 and 2010, respectively, investment results passed through to certain participating group annuity contracts as interest credited to policyholders’ account balances totaled $6 million, $10 million and $31 million.

4)	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill related to AllianceBernstein totaled $3,472 million and $3,472 million at December 31, 2012 and 2011, respectively. The Company annually tests this goodwill for recoverability at December 31, first by comparing the fair value of its investment in AllianceBernstein, the reporting unit, to its carrying value and further by measuring the amount of impairment loss only if the result indicates a potential impairment. The Company also assesses this goodwill for recoverability at each interim reporting period in consideration of facts and circumstances that may indicate a shortfall of the fair value of its investment in AllianceBernstein as compared to its carrying value and thereby require re-performance of its annual impairment testing.

The Company primarily uses a discounted cash flow valuation technique to measure the fair value of its investment in AllianceBernstein for purpose of goodwill impairment testing. The cash flows used in this technique are sourced from AllianceBernstein’s current business plan and projected thereafter over the estimated life of the goodwill asset by applying an annual growth rate assumption. The present value amount that results from discounting these expected cash flows is then adjusted to reflect the noncontrolling interest in AllianceBernstein as well as taxes incurred at the Company level in order to determine the fair value of its investment in AllianceBernstein. At December 31, 2012 and 2011, the Company determined that goodwill was not impaired as the fair value of its investment in AllianceBernstein exceeded its carrying value at each respective date. Similarly, no impairments resulted from the Company’s interim assessments of goodwill recoverability during the periods then ended.

The gross carrying amount of AllianceBernstein related intangible assets was $561 million and $561 million at December 31, 2012 and 2011, respectively and the accumulated amortization of these intangible assets was $360 million and $336 million at December 31, 2012 and 2011, respectively. Amortization expense related to the AllianceBernstein intangible assets totaled $24 million, $23 million and $24 million for 2012, 2011 and 2010, respectively, and estimated amortization expense for each of the next five years is expected to be approximately $24 million.

At December 31, 2012 and 2011, respectively, net deferred sales commissions totaled $95 million and $60 million and are included within the Investment Management segment’s Other assets. The estimated amortization expense of deferred sales commissions, based on the December 31, 2012 net asset balance for each of the next five years is $39 million, $26 million, $20 million, $9 million and $0 million. AllianceBernstein tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Each quarter, significant assumptions used to estimate the future cash flows are updated to reflect management’s consideration of current market conditions on expectations made with respect to future market levels and redemption rates. As of December 31, 2012, AllianceBernstein determined that the deferred sales commission asset was not impaired.

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

5)	CLOSED BLOCK

Summarized financial information for the AXA Equitable Closed Block is as follows:

	December 31,
	2012	2011
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,942	$8,121
Policyholder dividend obligation	373	260
Other liabilities	192	86

Total Closed Block liabilities	8,507	8,467

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,245 and $5,342)	5,741	5,686
Mortgage loans on real estate	1,255	1,205
Policy loans	1,026	1,061
Cash and other invested assets	2	30
Other assets	232	207

Total assets designated to the Closed Block	8,256	8,189

Excess of Closed Block liabilities over assets designated to the Closed Block	251	278

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(47) and $(33) and policyholder dividend obligation of $(373) and $(260)	87	62

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$338	$340

AXA Equitable’s Closed Block revenues and expenses follow:

	2012	2011	2010
	(In Millions)

REVENUES:
Premiums and other income	$316	$354	$365
Investment income (loss)	420	438	468
Net investment gains (losses)	(9)	(10)	(23)

Total revenues	727	782	810

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	724	757	776
Other operating costs and expenses	—	2	2

Total benefits and other deductions	724	759	778

Net revenues, before income taxes	3	23	32
Income tax (expense) benefit	(1)	(8)	(11)

Net Revenues (Losses)	$2	$15	$21

A reconciliation of AXA Equitable’s policyholder dividend obligation follows:

	December 31,
	2012	2011
	(In Millions)

Balances, beginning of year	$260	$119
Unrealized investment gains (losses)	113	141

Balances, End of year	$373	$260

6)	CONTRACTHOLDER BONUS INTEREST CREDITS

Changes in the deferred asset for contractholder bonus interest credits are as follows:

	December 31,
	2012	2011
	(In Millions)

Balance, beginning of year	$718	$772
Contractholder bonus interest credits deferred	30	34
Amortization charged to income	(127)	(88)

Balance, End of Year	$621	$718

7)	FAIR VALUE DISCLOSURES

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At December 31, 2012 and 2011, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at December 31, 2012

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$22,837	$355	$23,198
U.S. Treasury, government and agency	—	5,180	—	5,180
States and political subdivisions	—	480	50	530
Foreign governments	—	511	19	530
Commercial mortgage-backed	—	—	900	900
Residential mortgage-backed(1)	—	1,940	9	1,949
Asset-backed(2)	—	69	113	182
Redeemable preferred stock	242	881	15	1,138

Subtotal	248	31,898	1,461	33,607

Other equity investments	78	—	77	155
Trading securities	446	1,863	—	2,309
Other invested assets:
Short-term investments	—	98	—	98
Swaps	—	148	—	148
Futures	(2)	—	—	(2)
Options	—	224	—	224
Floors	—	291	—	291
Swaptions	—	502	—	502

Subtotal	(2)	1,263	—	1,261

Cash equivalents	2,289	—	—	2,289
Segregated securities	—	1,551	—	1,551
GMIB reinsurance contracts	—	—	11,044	11,044
Separate Accounts’ assets	90,751	2,775	224	93,750

Total Assets	$93,810	$39,350	$12,806	$145,966

Liabilities
GIB and GWBL and other features’ liability	—	—	265	265

Total Liabilities	$—	$—	$265	$265

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets
Investments:
Fixed maturities, available-for-sale:
Corporate	$7	$22,698	$432	$23,137
U.S. Treasury, government and agency	—	3,948	—	3,948
States and political subdivisions	—	487	53	540
Foreign governments	—	503	22	525
Commercial mortgage-backed	—	—	902	902
Residential mortgage-backed(1)	—	1,632	14	1,646
Asset-backed(2)	—	92	172	264
Redeemable preferred stock	203	813	14	1,030

Subtotal	210	30,173	1,609	31,992

Other equity investments	66	—	77	143
Trading securities	457	525	—	982
Other invested assets:
Short-term investments	—	132	—	132
Swaps	—	177	(2)	175
Futures	(2)	—	—	(2)
Options	—	7	—	7
Floors	—	327	—	327
Swaptions	—	1,029	—	1,029

Subtotal	(2)	1,672	(2)	1,668

Cash equivalents	2,475	—	—	2,475
Segregated securities	—	1,280	—	1,280
GMIB reinsurance contracts	—	—	10,547	10,547
Separate Accounts’ assets	83,672	2,532	215	86,419

Total Assets	$86,878	$36,182	$12,446	$135,506

Liabilities
GIB and GWBL and other features’ liability	$—	$—	$291	$291

Total Liabilities	$—	$—	$291	$291

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

In 2012, AFS fixed maturities with fair values of $109 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $17 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity at December 31, 2012. In the first quarter of 2012, one of the Company’s private securities went public and as a result, $14 million was transferred from a Level 3 classification to a Level 2 classification. In the third quarter of 2012, $6 million was transferred from a Level 2 classification to a Level 1 classification due to the lapse of the trading restriction period for one of the Company’s public securities.

In 2011, AFS fixed maturities with fair values of $51 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $171 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 1.3% of total equity at December 31, 2011. In the second quarter of 2011, $21 million was transferred from a Level 2 classification to a Level 1 classification due to the lapse of the trading restriction period for one of the Company’s public securities. In the third quarter of 2011, $3 million was transferred from a Level 2 classification to a Level 1 classification due to the lapse of the trading restriction period for one of the Company’s public securities.

The table below presents a reconciliation for all Level 3 assets and liabilities at December 31, 2012 and 2011, respectively.

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	2	—	—	2	—	—
Investment gains (losses), net	4	—	—	(105)	—	—

Subtotal	6	—	—	(103)	—	—

Other comprehensive income (loss)	15	(1)	—	128	—	4
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(47)	(2)	—	(27)	(5)	(25)
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	17	—	—	—	—	—
Transfers out of Level 3(2)	(68)	—	(3)	—	—	(38)

Balance, December 31, 2012(1)	$355	$50	$19	$900	$9	$113

Balance, January 1, 2011	$320	$49	$21	$1,103	$—	$148
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	2	—	—
Investment gains (losses), net	—	—	—	(30)	—	1

Subtotal	$1	$—	$—	$(28)	$—	$1

Other comprehensive income (loss)	(2)	5	(1)	(34)	(1)	2
Purchases	117	—	1	—	—	21
Sales	(52)	(2)	—	(139)	(5)	(33)
Transfers into Level 3(2)	100	1	1	—	20	33
Transfers out of Level 3(2)	(52)	—	—	—	—	—

Balance, December 31, 2011(1)	$432	$53	$22	$902	$14	$172

(1)	There were no U.S. Treasury, government and agency securities classified as Level 3 at December 31, 2012 and 2011.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	8	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	—	315	—	—
Policyholders’ benefits	—	—	—	—	—	(77)

Subtotal	—	—	—	315	8	(77)

Other comprehensive income (loss)	1	—	2	—	—	—
Purchases	—	—	—	182	6	51
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	(2)	—
Settlements	—	—	—	—	(3)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, December 31, 2012	$15	$77	$—	$11,044	$224	$265

Balance, January 1, 2011	$2	$73	$—	$4,606	$207	$94
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	(2)	—	—	—
Investment gains (losses), net	—	1	—	—	—	—
Increase (decrease) in the fair value of reinsurance contracts	—	—	—	5,737	17	—
Policyholders’ benefits	—	—	—	—	—	176

Subtotal	$—	$1	$(2)	$5,737	$17	$176

Other comprehensive income (loss)	(1)	6	—	—	—	—
Purchases	—	2	—	204	4	21
Sales	(2)	(5)	—	—	(11)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	15	—	—	—	—	—

Balance, December 31, 2011	$14	$77	$(2)	$10,547	$215	$291

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for 2012 and 2011 by category for Level 3 assets and liabilities still held at December 31, 2012 and 2011, respectively:

	Earnings (Loss)			OCI	Policy- holders’ Benefits
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of Reinsurance Contracts
	(In Millions)
Level 3 Instruments
Full Year 2012
Still Held at December 31, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$14	$—
State and political subdivisions	—	—	—	(1)	—
Foreign governments	—	—	—	1	—
Commercial mortgage-backed	—	—	—	124	—
Asset-backed	—	—	—	3	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$141	$—

GMIB reinsurance contracts	—	—	497	—	—
Separate Accounts’ assets	—	8	—	—	—
GIB and GWBL and other features’ liability	—	—	—	—	26

Total	$—	$8	$497	$141	$26

Level 3 Instruments
Full Year 2011
Still Held at December 31, 2011:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$1	$—
State and political subdivisions	—	—	—	5	—
Foreign governments	—	—	—	(1)	—
Commercial mortgage-backed	—	—	—	(40)	—
Asset-backed	—	—	—	2	—
Other fixed maturities, available-for-sale	—	—	—	(2)	—

Subtotal	$—	$—	$—	$(35)	$—

GMIB reinsurance contracts	—	—	5,941	—	—
Separate Accounts’ assets	—	18	—	—	—
GIB and GWBL and other features’ liability	—	—	—	—	(197)

Total	$—	$18	$5,941	$(35)	$(197)

(1)	There were no Equity securities classified as AFS, Other equity investments, Cash equivalents or Segregated securities at December 31, 2012 and 2011.

The following table discloses quantitative information about Level 3 fair value measurements by category for assets and liabilities as of December 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$94	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 650 bps

Commercial mortgage-backed	889	Discounted Cash flow	Constant default rate Probability of default Loss severity Discount rate	3.0% - 25.0% 55.0% 49.0% 3.72% - 13.42%

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	46 bps

Asset-backed	8	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 695 bps

Other equity investments	38	Market comparable companies	Revenue multiple	0.6x - 62.5x
			R&D multiple	1.0x - 30.6x
			Discount rate	18.0%
			Discount years	1 - 2
			Discount for lack of marketability
			and risk factors	40.0% - 60.0%

Separate Accounts’ assets	194	Third party appraisal	Capitalization rate	5.5%
			Exit capitalization rate	6.6%
			Discount rate	7.7%

	22	Discounted cash flow	Spread over U.S. Treasury curve	275 bps - 586 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 2.0%

GMIB reinsurance contracts	11,044	Discounted Cash flow	Lapse Rates	1.5% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	13 bps - 45 bps
			Volatility rates - Equity	24.0% - 36.0%

Liabilities:
GMWB/GWBL(1)	$205	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	24.0% - 36.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the table above are approximately $516 million Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 29.3% of total assets classified as Level 3 and represent only 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the table above are approximately $94 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 at December 31, 2012 that is determined by application of a matrix pricing model, representing approximately 26.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

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

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the table above are approximately 11.1% of the total fair value of these Level 3 securities at December 31, 2012 that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the table above are approximately 7.1% of the total fair value of these Level 3 securities at December 31, 2012 that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 are approximately $30 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of December 31, 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $12 million.

Separate Accounts’ assets classified as Level 3 primarily consist of private equity investments with fair value of approximately $198 million, including approximately $194 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $18 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $4 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over US Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at December 31, 2012 consist of mortgage- and asset-backed securities with fair values of approximately $4 million and $4 million, respectively, and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

Fair value measurement of the GMIB reinsurance contract asset includes dynamic lapse and GMIB utilization assumptions whereby projected contractual lapses and GMIB utilization reflect the projected net amount of risks of the contract. As the net amount of risk of a contract increases, the assumed lapse rate decreases and the GMIB utilization increases. Increases in equity and interest rate volatility would increase the asset.

The significant unobservable inputs used in the fair value measurement of the Company’s GMWB and GWBL liability are lapse rates and withdrawal rates. Significant increases in withdrawal rates or decreases in lapse rates in isolation would tend to increase these liabilities. Increases in equity and interest rate volatility would increase these liabilities.

The carrying values and fair values at December 31, 2012 and 2011 for financial instruments not otherwise disclosed in Notes 3 and 12 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(In Millions)

Mortgage loans on real estate	$5,059	$—	$—	$5,249	$5,249
Other limited partnership interests	1,514	—	—	1,514	1,514
Loans to affiliates	1,037	—	784	402	1,186
Policyholders liabilities: Investment contracts	2,494	—	—	2,682	2,682
Long-term debt	200	—	236	—	236
Loans from affiliates	1,325	—	1,676	—	1,676

	December 31, 2011
	Carrying Value	Fair Value
	(In Millions)

Mortgage loans on real estate	$4,281	$4,432
Other limited partnership interests	1,582	1,582
Loans to affiliates	1,041	1,097
Policyholders liabilities: Investment contracts	2,549	2,713
Long-term debt	200	220
Loans from affiliates	1,325	1,485

8)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2010	$1,087	$1,558	$2,645
Paid guarantee benefits	(208)	(45)	(253)
Other changes in reserve	386	798	1,184

Balance at December 31, 2010	1,265	2,311	3,576
Paid guarantee benefits	(203)	(47)	(250)
Other changes in reserve	531	1,866	2,397

Balance at December 31, 2011	1,593	4,130	5,723
Paid guarantee benefits	(288)	(77)	(365)
Other changes in reserve	467	508	975

Balance at December 31, 2012	$1,772	$4,561	$6,333

Related GMDB reinsurance ceded amounts were:

GMDB
(In Millions)

Balance at January 1, 2010	$405
Paid guarantee benefits	(81)
Other changes in reserve	209

Balance at December 31, 2010	533
Paid guarantee benefits	(81)
Other changes in reserve	264

Balance at December 31, 2011	716
Paid guarantee benefits	(127)
Other changes in reserve	255

Balance at December 31, 2012	$844

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The December 31, 2012 values for variable annuity contracts in force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,817	$223	$102	$467	$13,609
Separate Accounts	$30,349	$7,419	$3,722	$34,536	$76,026
Net amount at risk, gross	$756	$784	$2,722	$13,931	$18,193
Net amount at risk, net of amounts reinsured	$756	$480	$1,843	$5,617	$8,696
Average attained age of contractholders	48.5	63.8	69.4	64.6	52.9
Percentage of contractholders over age 70	8.1%	29.3%	49.9%	30.8%	14.8%
Range of contractually specified interest rates	N/A	N/A	3.0% - 6.0%	3.0% - 6.5%	3.0% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$23	$562	$585
Separate Accounts	N/A	N/A	$2,488	$46,378	$48,866
Net amount at risk, gross	N/A	N/A	$1,995	$10,208	$12,203
Net amount at risk, net of amounts reinsured	N/A	N/A	$593	$2,753	$3,346
Weighted average years remaining until annuitization	N/A	N/A	0.3	4.4	4.2
Range of contractually specified interest rates	N/A	N/A	3.0% - 6.0%	3.0% - 6.5%	3.0% - 6.5%

The liability for GIB and GWBL and other features, not included above, was $265 million and $291 million at December 31, 2012 and 2011, respectively, which are accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	December 31,
	2012	2011
	(In Millions)
GMDB:
Equity	$52,633	$46,207
Fixed income	3,748	3,810
Balanced	19,102	19,525
Other	543	652

Total	$76,026	$70,194

GMIB:
Equity	$33,361	$29,819
Fixed income	2,335	2,344
Balanced	12,906	13,379
Other	264	345

Total	$48,866	$45,887

C) Hedging Programs for GMDB, GMIB, GIB and GWBL and Other Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative contracts, such as exchange-traded equity, currency and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold from 2001 forward, to the extent such risks are not reinsured. At December 31, 2012, the total account value and net amount at risk of the hedged variable annuity contracts were $38,029 million and $7,035 million, respectively, with the GMDB feature and $21,615 million and $2,761 million, respectively, with the GMIB feature.

These programs do not qualify for hedge accounting treatment. Therefore, gains (losses) on the derivatives contracts used in these programs, including current period changes in fair value, are recognized in net investment income (loss) in the period in which they occur, and may contribute to earnings (loss) volatility.

D) Variable and Interest-Sensitive Life Insurance Policies – No Lapse Guarantee

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

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2010	$255	$(174)	$81
Other changes in reserves	120	(57)	63

Balance at December 31, 2010	375	(231)	144
Other changes in reserves	95	(31)	64

Balance at December 31, 2011	470	(262)	208
Other changes in reserves	86	(48)	38

Balance at December 31, 2012	$556	$(310)	$246

9)	REINSURANCE AGREEMENTS

The Company assumes and cedes reinsurance with other insurance companies. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Ceded reinsurance does not relieve the originating insurer of liability.

The Company reinsures most of its new variable life, UL and term life policies on an excess of retention basis. The Insurance Group maintains a maximum retention on each single-life policy of $25 million and on each second-to-die policy of $30 million with the excess 100% reinsured. The Company also reinsures the entire risk on certain substandard underwriting risks and in certain other cases.

At December 31, 2012, the Company had reinsured with non-affiliates and affiliates in the aggregate approximately 5.2% and 47.0%, respectively, of its current exposure to the GMDB obligation on annuity contracts in-force and, subject to certain maximum amounts or caps in any one period, approximately 21.3% and 51.3%, respectively, of its current liability exposure resulting from the GMIB feature. See Note 8.

Based on management’s estimates of future contract cash flows and experience, the estimated fair values of the GMIB reinsurance contracts, considered derivatives at December 31, 2012 and 2011 were $11,044 million and $10,547 million, respectively. The increases (decreases) in estimated fair value were $497 million, $5,941 million and $2,350 million for 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, respectively, third-party reinsurance recoverables related to insurance contracts amounted to $2,465 million and $2,383 million, of which $1,964 million and $1,959 million related to two specific reinsurers, which are rated A/AA– with the remainder of the reinsurers rated BBB and above or not rated. At December 31, 2012 and 2011, affiliated reinsurance recoverables related to insurance contracts amounted to $1,383 million and $1,159 million, respectively. A contingent liability exists with respect to reinsurance should the reinsurers be unable to meet their obligations. The Insurance Group evaluates the financial condition of its reinsurers in an effort to minimize its exposure to significant losses from reinsurer insolvencies.

Reinsurance payables related to insurance contracts totaling $73 million and $73 million are included in other liabilities in the consolidated balance sheets at December 31, 2012 and 2011, respectively.

The Insurance Group cedes substantially all of its group life and health business to a third party insurer. Insurance liabilities ceded totaled $160 million and $177 million at December 31, 2012 and 2011, respectively.

The Insurance Group also cedes a portion of its extended term insurance and paid-up life insurance and substantially all of its individual disability income business through various coinsurance agreements.

The Insurance Group has also assumed accident, health, annuity, aviation and space risks by participating in or reinsuring various reinsurance pools and arrangements. In addition to the sale of insurance products, the Insurance Group currently acts as a professional retrocessionaire by assuming life reinsurance from professional reinsurers. Reinsurance assumed reserves at December 31, 2012 and 2011 were $752 million and $703 million, respectively.

The following table summarizes the effect of reinsurance:

	2012	2011	2010
	(In Millions)

Direct premiums	$873	$908	$903
Reinsurance assumed	219	210	213
Reinsurance ceded	(578)	(585)	(586)

Premiums	$514	$533	$530

Universal Life and Investment-type Product Policy Fee Income Ceded	$234	$221	$210

Policyholders’ Benefits Ceded	$667	$510	$536

Individual Disability Income and Major Medical

Claim reserves and associated liabilities net of reinsurance ceded for individual DI and major medical policies were $86 million and $92 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, respectively, $1,704 million and $1,684 million of DI reserves and associated liabilities were ceded through indemnity reinsurance agreements with a singular reinsurance group. Net incurred benefits (benefits paid plus changes in claim reserves) and benefits paid for individual DI and major medical policies are summarized below:

	2012	2011	2010
	(In Millions)

Incurred benefits related to current year	$16	$24	$30
Incurred benefits related to prior years	14	18	10

Total Incurred Benefits	$30	$42	$40

Benefits paid related to current year	$21	$15	$12
Benefits paid related to prior years	16	24	30

Total Benefits Paid	$37	$39	$42

10)	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consists of the following:

	December 31,
	2012	2011
	(In Millions)

Short-term debt:
AllianceBernstein commercial paper (with interest rates of 0.5% and 0.2%)	$323	$445

Total short-term debt	323	445

Long-term debt:
AXA Equitable:
Surplus Notes, 7.7%, due 2015	200	200

Total long-term debt	200	200

Total Short-term and Long-term Debt	$523	$645

Short-term Debt

AXA Equitable is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides AXA Equitable with access to collateralized borrowings and other FHLBNY products. As membership requires the ownership of member stock, AXA Equitable purchased stock to meet their membership requirement ($12 million, as of December 31, 2012). Any borrowings from the FHLBNY require the purchase of FHLBNY activity based stock in an amount equal to 4.5% of the borrowings. AXA Equitable’s borrowing capacity with FHLBNY is $1,000 million. As a member of FHLBNY, AXA Equitable can receive advances for which it would be required to pledge qualified mortgage-backed assets and government securities as collateral. At December 31, 2012, there were no outstanding borrowings from FHLBNY.

In December 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “AB Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1,000 million with SCB LLC as an additional borrower.

The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1,000 million commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and management expects to draw on the AB Credit Facility from time to time.

The AB Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. The AB Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the AB Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

The AB Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. Amounts under the AB Credit Facility may be borrowed, repaid and re-borrowed by either company from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by AllianceBernstein are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the AB Credit Facility bear interest at a rate per annum, which will be, at AllianceBernstein’s option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate (“LIBOR”); a floating base rate; or the Federal Funds rate.

On January 17, 2012, the AB Credit Facility was amended and restated. The principal amount was amended to $900 million from the original principal amount of $1,000 million. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the AB Credit Facility has been extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment.

As of December 31, 2012 and 2011, AllianceBernstein had no amounts outstanding under the AB Credit Facility or the previous revolving credit facilities, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million while three lines have no stated limit.

Long-term Debt

At December 31, 2012, the Company was not in breach of any long-term debt covenants.

11)	RELATED PARTY TRANSACTIONS

Loans to Affiliates

In September 2007, AXA issued a $650 million 5.4% Senior Unsecured Note to AXA Equitable. The note pays interest semi-annually and was scheduled to mature on September 30, 2012. In March 2011, the maturity date of these notes was extended to December 30, 2020 and the interest rate was increased to 5.7%.

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

Other Transactions

In October 2012, AXA Equitable sold its 50% interest in a real estate joint venture supporting the Wind-up Annuities line of business to 1285 Holdings, LLC, a non-insurance subsidiary of AXA Financial in exchange for $402 million in cash. The $195 million after-tax excess of the real estate joint venture’s fair value over its carrying value has been accounted for as a capital contribution to AXA Equitable. In connection with this sale, the Company recognized a $226 million pre-tax premium deficiency reserve related to the Wind-up Annuities line of business.

In August 2012, the Company purchased agricultural mortgage loans from MONY Life Insurance Company (“MONY Life”) and MONY Life Insurance Company of America (“MLOA”), both of which are wholly-owned subsidiaries of AXA Financial, for a purchase price of $109 million.

The Company reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $37 million, $14 million and $59 million, respectively, for 2012, 2011 and 2010.

In 2012, 2011 and 2010, respectively, the Company paid AXA Distribution and its subsidiaries $684 million, $641 million and $647 million of commissions and fees for sales of insurance products. The Company charged AXA Distribution’s subsidiaries $348 million, $413 million and $428 million, respectively, for their applicable share of operating expenses in 2012, 2011 and 2010, pursuant to the Agreements for Services.

The Company currently reinsures to AXA RE Arizona Company (formerly AXA Bermuda, which during second quarter 2012, redomesticated from Bermuda to Arizona and changed its name to AXA RE Arizona Company) (“AXA Arizona”) a 100% quota share of all liabilities for variable annuities with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. At December 31, 2012 and 2011, the Company’s GMIB reinsurance asset with AXA Arizona had carrying values of $8,888 million and $8,129 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance asset, at fair value in the consolidated balance sheets. Ceded premiums in 2012, 2011 and 2010 related to the UL and no lapse guarantee riders totaled approximately $484 million, $484 million and $477 million, respectively. Ceded claims paid in 2012, 2011 and 2010 were $68 million, $31 million and $39 million, respectively.

Various AXA affiliates, including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life beginning in 2010 (and AXA Cessions in 2009 and prior), AXA affiliated reinsurers. AXA Global Life, in turn, retrocedes a quota share portion of these risks prior to 2008 to AXA Equitable on a one-year term basis. Premiums earned in 2012, 2011 and 2010 under this arrangement totaled approximately $0 million, $1 million and $0 million, respectively. Claims and expenses paid in 2012, 2011 and 2010 were $0 million, $0 million and $0 million, respectively.

AXA Life Insurance Company Ltd (Japan), an AXA subsidiary, cedes a portion of their annuity business to AXA Equitable. Premiums earned in 2012, 2011 and 2010 totaled approximately $9 million, $9 million and $9 million, respectively. Claims and expenses paid in 2012, 2011 and 2010 were $1 million, $1 million and $1 million, respectively.

Various AXA Financial affiliates cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis. Premiums earned in 2012, 2011 and 2010 from AXA Equitable Life and Annuity Company totaled approximately $7 million, $8 million and $7 million, respectively. Claims and expenses paid in 2012, 2011 and 2010 were $5 million, $4 million and $4 million, respectively. Premiums earned in 2012, 2011 and 2010 from U.S. Financial Life Insurance Company (“USFL”) totaled approximately $5 million, $5 million and $5 million, respectively. Claims and expenses paid in 2012, 2011 and 2010 were $7 million, $8 million and $10 million, respectively.

Both AXA Equitable and AllianceBernstein, along with other AXA affiliates, participate in certain intercompany cost sharing and service agreements including technology and professional development arrangements. AXA Equitable and AllianceBernstein incurred expenses under such agreements of approximately $161 million, $152 million and $160 million in 2012, 2011 and 2010, respectively. Expense reimbursements by AXA and AXA affiliates to AXA Equitable under such agreements totaled approximately $26 million, $22 million and $51 million in 2012, 2011 and 2010, respectively. The net receivable related to these contracts was approximately $8 million and $15 million at December 31, 2012 and 2011, respectively.

Commissions, fees and other income includes certain revenues for services provided to mutual funds managed by AllianceBernstein. These revenues are described below:

	2012	2011	2010
	(In Millions)

Investment advisory and services fees	$886	$840	$778
Distribution revenues	401	352	339
Other revenues - shareholder servicing fees	89	92	93
Other revenues - other	5	6	5

12)	EMPLOYEE BENEFIT PLANS

Pension Plans

AXA Equitable sponsors a qualified defined benefit plan covering its eligible employees (including certain qualified part-time employees), managers and financial professionals. This pension plan is non-contributory and its benefits are generally based on a cash balance formula and/or, for certain participants, years of service and average earnings over a specified period in the plan. The Company also sponsors non-qualified defined benefit plans and post-retirement plans. AllianceBernstein maintains a qualified, non-contributory, defined benefit retirement plan covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. AllianceBernstein’s benefits are based on years of credited service and average final base salary. The Company uses a December 31 measurement date for its pension plans.

For 2012, cash contributions by AXA Equitable and AllianceBernstein to their respective qualified pension plans were $260 million and $5 million. The funding policy of the Company for its qualified pension plans is to satisfy its funding obligations each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Pension Protection Act of 2006 (the “Pension Act”), and not greater than the maximum it can deduct for Federal income tax purposes. Based on the funded status of the plans at December 31, 2012, no minimum contribution is required to be made in 2013 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions during 2013. AllianceBernstein currently estimates that it will contribute $4 million to its pension plan during 2013.

Components of net periodic pension expense for the Company’s qualified plans were as follows:

	2012	2011	2010
	(In Millions)

Service cost	$40	$41	$37
Interest cost	109	122	129
Expected return on assets	(146)	(120)	(115)
Actuarial (gains) loss	1	—	—
Net amortization	164	145	125
Plan amendments and additions	—	—	13

Net Periodic Pension Expense	$168	$188	$189

Changes in the Projected Benefit Obligation (“PBO”) of the Company’s qualified plans were comprised of:

	December 31,
	2012	2011
	(In Millions)

Projected benefit obligation, beginning of year	$2,626	$2,424
Service cost	32	30
Interest cost	109	122
Actuarial (gains) losses	219	229
Benefits paid	(187)	(179)
Plan amendments and additions	(2)	—

Projected Benefit Obligation, End of Year	$2,797	$2,626

The following table discloses the change in plan assets and the funded status of the Company’s qualified pension plans:

	December 31,
	2012	2011
	(In Millions)

Pension plan assets at fair value, beginning of year	$2,093	$1,529
Actual return on plan assets	231	77
Contributions	265	672
Benefits paid and fees	(193)	(185)

Pension plan assets at fair value, end of year	2,396	2,093
PBO	2,797	2,626

Excess of PBO Over Pension Plan Assets	$(401)	$(533)

Amounts recognized in the accompanying consolidated balance sheets to reflect the funded status of these plans were accrued pension costs of $401 million and $533 million at December 31, 2012 and 2011, respectively. The aggregate PBO and fair value of pension plan assets for plans with PBOs in excess of those assets were $2,797 million and $2,396 million, respectively, at December 31, 2012 and $2,626 million and $2,093 million, respectively, at December 31, 2011. The aggregate accumulated benefit obligation and fair value of pension plan assets for pension plans with accumulated benefit obligations in excess of those assets were $2,761 million and $2,396 million, respectively, at December 31, 2012 and $2,593 million and $2,093 million, respectively, at December 31, 2011. The accumulated benefit obligation for all defined benefit pension plans was $2,761 million and $2,593 million at December 31, 2012 and 2011, respectively.

The following table discloses the amounts included in AOCI at December 31, 2012 and 2011 that have not yet been recognized as components of net periodic pension cost:

	December 31,
	2012	2011
	(In Millions)

Unrecognized net actuarial (gain) loss	$1,650	$1,679
Unrecognized prior service cost (credit)	4	7

Total	$1,654	$1,686

The estimated net actuarial (gain) loss and prior service cost (credit) expected to be reclassified from AOCI and recognized as components of net periodic pension cost over the next year are $165 million and $1 million, respectively.

The following table discloses the allocation of the fair value of total plan assets for the qualified pension plans of the Company at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In Millions)

Fixed Maturities	52.8%	52.4%
Equity Securities	36.5	36.3
Equity real estate	8.4	9.3
Cash and short-term investments	2.3	2.0

Total	100.0%	100.0%

The primary investment objective of the qualified pension plan of AXA Equitable is to maximize return on assets, giving consideration to prudent risk. Guidelines regarding the allocation of plan assets for AXA Equitable’s qualified pension plan are formalized by the Investment Committee established by the funded benefit plans of AXA Equitable and are designed with a long-term investment horizon. During 2012, AXA Equitable continued to implement an investment allocation strategy of the qualified defined benefit pension plan targeting 30%-40% equities, 50%-60% high quality bonds, and 0%-15% equity real estate and other investments. Exposure to real estate investments offers diversity to the total portfolio and long-term inflation protection.

In 2012, AXA Equitable’s qualified pension plan continued to implement hedging strategies intended to lessen downside equity risk. These hedging programs were initiated during fourth quarter 2008 and currently utilize derivative instruments, principally exchange-traded options contracts that are managed in an effort to reduce the economic impact of unfavorable changes in the equity markets.

The following tables disclose the fair values of plan assets and their level of observability within the fair value hierarchy for the qualified pension plans of the Company at December 31, 2012 and 2011, respectively.

December 31, 2012:	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed Maturities:
Corporate	$—	$849	$—	$849
U.S. Treasury, government and agency	—	410	—	410
States and political subdivisions	—	18	—	18
Other structured debt	—	—	5	5
Common and preferred equity	751	62	—	813
Mutual funds	35	—	—	35
Private real estate investment funds	—	—	3	3
Private real estate investment trusts	—	11	197	208
Cash and cash equivalents	25	—	—	25
Short-term investments	—	30	—	30

Total	$811	$1,380	$205	$2,396

December 31, 2011:	Level 1	Level 2	Level 3	Total
Asset Categories	(In Millions)
Fixed Maturities:
Corporate	$—	$797	$—	$797
U.S. Treasury, government and agency	—	275	—	275
States and political subdivisions	—	11	—	11
Other structured debt	—	—	6	6
Common and preferred equity	712	2	—	714
Mutual funds	33	—	—	33
Private real estate investment funds	—	—	4	4
Private investment trusts	—	29	183	212
Cash and cash equivalents	1	1	—	2
Short-term investments	7	32	—	39

Total	$753	$1,147	$193	$2,093

At December 31, 2012, assets classified as Level 1, Level 2, and Level 3 comprise approximately 33.9%, 57.5% and 8.6%, respectively, of qualified pension plan assets. At December 31, 2011, assets classified as Level 1, Level 2 and Level 3 comprised approximately 36.0%, 54.8% and 9.2%, respectively, of qualified pension plan assets. See Note 2 for a description of the fair value hierarchy. The fair values of qualified pension plan assets are measured and ascribed to levels within the fair value hierarchy in a manner consistent with the invested assets of the Company that are measured at fair value on a recurring basis. Except for an investment of approximately $3 million in a private REIT through a pooled separate account, there are no significant concentrations of credit risk arising within or across categories of qualified pension plan assets.

The tables below present a reconciliation for all Level 3 qualified pension plan assets at December 31, 2012 and 2011, respectively.

	Fixed Maturities(1)	Private Real Estate Investment Funds	Private Investment Trusts	Common Equity	Total
	(In Millions)

Balance at January 1, 2012	$6	$4	$183	$—	$193
Actual return on plan assets:
Relating to assets still held at December 31, 2012	—	—	14	—	14
Purchases/issues	—	—	—	—	—
Sales/settlements	(1)	(1)	—	—	(2)
Transfers into/out of Level 3	—	—	—	—	—

Balance at December 31, 2012	$5	$3	$197	$—	$205

Balance at January 1, 2011	$6	$13	$163	$—	$182
Actual return on plan assets:
Relating to assets still held at December 31, 2011	—	3	20	—	23
Purchases/issues	—	—	—	1	1
Sales/settlements	—	(12)	—	(1)	(13)
Transfers into/out of Level 3	—	—	—	—	—

Balance at December 31, 2011	$6	$4	$183	$—	$193

(1)	Includes commercial mortgage- and asset-backed securities and other structured debt.

The discount rate assumptions used by the Company to measure the benefits obligations and related net periodic cost of its qualified pension plans reflect the rates at which those benefits could be effectively settled. Projected nominal cash outflows to fund expected annual benefits payments under each of the Company’s qualified pension plans were discounted using a published high-quality bond yield curve. The discount rate used to measure each of the benefits’ obligations at December 31, 2012 and 2011 represents the level equivalent spot discount rate that produces the same aggregate present value measure of the total benefits obligation as the aforementioned discounted cash flow analysis. The following table discloses the weighted-average assumptions used to measure the Company’s pension benefit obligations and net periodic pension cost at and for the years ended December 31, 2012 and 2011.

	2012	2011

Discount rates:
Benefit obligation	3.50%	4.25%
Periodic cost	4.25%	5.25%

Rates of compensation increase:
Benefit obligation and periodic cost	6.00%	6.00%

Expected long-term rates of return on pension plan assets (periodic cost)	6.75%	6.75%

The expected long-term rate of return assumption on plan assets is based upon the target asset allocation of the plan portfolio and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class.

Prior to 1987, participants’ benefits under AXA Equitable’s qualified plan were funded through the purchase of non-participating annuity contracts from AXA Equitable. Benefit payments under these contracts were approximately $12 million, $13 million and $14 million for 2012, 2011 and 2010, respectively.

The following table provides an estimate of future benefits expected to be paid in each of the next five years, beginning January 1, 2013, and in the aggregate for the five years thereafter. These estimates are based on the same assumptions used to measure the respective benefit obligations at December 31, 2012 and include benefits attributable to estimated future employee service.

Pension Benefits
(In Millions)

2013	$193
2014	203
2015	202
2016	200
2017	197
Years 2018-2022	936

Health Plans

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Acts”), signed into law in March 2010, have both immediate and long-term financial reporting implications for many employers who sponsor health plans for active employees and retirees. While many of the provisions of the Health Acts do not take effect until future years and are intended to coincide with fundamental changes to the healthcare system, current-period measurement of the benefits obligation is required to reflect an estimate of the potential implications of presently enacted law changes absent consideration of potential future plan modifications. Management, in consultation with its actuarial advisors in respect of the Plan, has concluded the Health Acts have no material impact on the calculations on future benefit levels due to the caps on the Company subsidy. Any increases in plan cost, including those associated under the Excise Tax on high cost plans, are anticipated to be passed on to retirees.

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

Since December 31, 1999, AXA Financial, Inc. has legally assumed primary liability from AXA Equitable for all current and future obligations of its Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits; AXA Equitable remains secondarily liable. AXA Equitable reimburses AXA Financial, Inc. for costs associated with these plans, as described in Note 11. In 2011, AXA Equitable eliminated any subsidy for retiree medical and dental coverage for individuals retiring on or after May 1, 2012 as well as a $10,000 retiree life insurance benefit for individuals retiring on or after January 1, 2012. As a result, the Company recognized a one-time reduction in benefits expense of approximately $37 million in 2011.

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

For 2012, 2011 and 2010, respectively, the Company recognized compensation costs of $194 million, $416 million and $199 million for share-based payment arrangements as further described herein.

U.S. employees are granted AXA ordinary share options under the Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”).

Performance Units. On March 16, 2012, under the terms of the AXA Performance Unit Plan 2012, AXA awarded approximately 2.3 million unearned performance units to employees of AXA Equitable. The extent to which 2012-2013 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled in cash on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 15, 2015. In 2012, the expense associated with the March 16, 2012 grant of performance units was approximately $11 million.

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

On March 18, 2011, under the terms of the AXA Performance Unit Plan 2011, AXA awarded approximately 1.8 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which 2011-2012 cumulative two-year targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. The performance units earned during this performance period will vest and be settled on the third anniversary of the award date. The price used to value the performance units at settlement will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 17, 2014. For 2012 and 2011, the Company recognized expenses associated with the March 18, 2011 grant of performance units of approximately $11 million and $2 million, respectively.

On March 20, 2011, approximately 830,650 performance units earned under the AXA Performance Unit Plan 2009 were fully vested for total value of approximately $17 million. Distributions to participants were made on April 14, 2011, resulting in cash settlements of approximately 80% of these performance units for aggregate value of approximately $14 million and equity settlements of the remainder with approximately 163,866 restricted AXA ordinary shares for aggregate value of approximately $3 million. The AXA ordinary shares were sourced from Treasury shares.

On March 19, 2010, under the terms of the AXA Performance Unit Plan 2010, the AXA Board awarded approximately 1.6 million unearned performance units to employees and financial professionals of AXA Financial’s subsidiaries. The extent to which 2010-2011 cumulative two-year targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group were achieved determines the number of performance units earned, which may vary in linear formula between 0% and 130% of the number of performance units at stake. Half of the performance units earned during this two-year cumulative performance period will vest and be settled on each of the second and third anniversaries of the award date. The price used to value the performance units at each settlement date will be the average closing price of the AXA ordinary share for the last 20 trading days of the vesting period converted to U.S. dollars using the Euro to U.S. dollar exchange rate on March 16, 2012 and March 18, 2013, respectively. Participants may elect to receive AXA ordinary shares in lieu of cash for all or a portion of the performance units that vest on the third anniversary of the grant date. For 2012, 2011 and 2010, the Company recognized expenses associated with the March 19, 2010 grant of performance units of approximately $620,000, $2 million and $8 million, respectively.

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

For 2012, 2011 and 2010, the Company recognized compensation costs of $24 million, $2 million and $16 million, respectively, for performance units earned to date. The change in fair value of these awards is measured by the closing price of the underlying AXA ordinary shares or AXA ADRs. The cost of performance unit awards, as adjusted for achievement of performance targets and pre-vesting forfeitures is attributed over the shorter of the cliff-vesting period or to the date at which retirement eligibility is achieved. The value of performance units earned and reported in Other liabilities in the consolidated balance sheets at December 31, 2012 and 2011 was $58 million and $24 million, respectively. Approximately 4,968,118 outstanding performance units are at risk to achievement of 2012 performance criteria, primarily representing the grant of March 16, 2012 for which cumulative average 2012-2013 performance targets will determine the number of performance units earned and including one-half of the award granted on March 18, 2011.

Option Plans. On March 16, 2012, approximately 900,790 options to purchase AXA ordinary shares were granted to AXA Equitable employees under the terms of the Stock Option Plan at an exercise price of 12.22 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 370,426 of the total options awarded on March 16, 2012 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 16, 2012 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.48 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 39.89%, a weighted average expected term of 5.6 years, an expected dividend yield of 7.54% and a risk-free interest rate of 1.8%. The total fair value of these options (net of expected forfeitures) of approximately $2 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In 2012, the expense associated with the March 16, 2012 grant of options was approximately $790,754.

On March 18, 2011, approximately 2.4 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 14.73 euros. Approximately 2.3 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 154,711 have a four-year cliff vesting term. In addition, approximately 390,988 of the total options awarded on March 18, 2011 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 18, 2011 have a ten-year term. The weighted average grant date fair value per option award was estimated at $2.49 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 33.9%, a weighted average expected term of 6.4 years, an expected dividend yield of 7.0% and a risk-free interest rate of 3.13%. The total fair value of these options (net of expected forfeitures) of approximately $6 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. For 2012 and 2011, the Company recognized expenses associated with the March 18, 2011 grant of options of approximately $1 million and $2 million, respectively.

On March 19, 2010, approximately 2.3 million options to purchase AXA ordinary shares were granted under the terms of the Stock Option Plan at an exercise price of 15.43 euros. Approximately 2.2 million of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date, and approximately 0.1 million have a four-year cliff vesting term. In addition, approximately 0.4 million of the total options awarded on March 19, 2010 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 19, 2010 have a ten-year term. The weighted average grant date fair value per option award was estimated at $3.54 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 36.5%, a weighted average expected term of 6.4 years, an expected dividend yield of 6.98% and a risk-free interest rate of 2.66%. The total fair value of these options (net of expected forfeitures) of approximately $8 million is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. For 2012, 2011 and 2010, the Company recognized expenses associated with the March 19, 2010 grant of options of approximately $662,000, $1 million and $3 million, respectively.

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

A summary of the activity in the AXA, AXA Financial and AllianceBernstein option plans during 2012 follows:

	Options Outstanding
	AXA Ordinary Shares			AXA ADRs(3)		AllianceBernstein Holding Units
	Number Outstanding (In Millions)	Weighted Average Exercise Price		Number Outstanding (In Millions)	Weighted Average Exercise Price	Number Outstanding (In Millions)	Weighted Average Exercise Price

Options outstanding at January 1, 2012	18.1	€19.40		7.6	$18.47	9.0	$39.63
Options granted	1.2	€12.68		—	$—	0.1	$14.58
Options exercised	(0.1)	€10.09		(1.1)	$12.04	—	$—
Options forfeited, net	(1.1)	€19.46		(1.5)	$18.19	—	$—
Options expired	—	—		—	—	(0.5)	$32.34

Options Outstanding at December 31, 2012	18.1	€21.00		5.0	$20.01	8.6	$39.77

Aggregate Intrinsic Value(1)		€—	(2)		$1.1		$—	(2)

Weighted Average Remaining Contractual Term (in years)	5.17			1.62		5.8

Options Exercisable at December 31, 2012	12.8	€23.94		5.0	$20.03	4.2	33.85

Aggregate Intrinsic Value(1)		€—	(2)		$1.1		$—	(2)

Weighted Average Remaining Contractual Term (in years)	4.06			1.60		5.7

(1)	Intrinsic value, presented in millions, is calculated as the excess of the closing market price on December 31, 2012 of the respective underlying shares over the strike prices of the option awards.
(2)	The aggregate intrinsic value on options outstanding, exercisable and expected to vest is negative and is therefore presented as zero in the table above.
(3)	AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity.

Cash proceeds received from employee and financial professional exercises of stock options in 2012 was $14 million. The intrinsic value related to employee and financial professional exercises of stock options during 2012, 2011 and 2010 were $5 million, $3 million and $3 million, respectively, resulting in amounts currently deductible for tax purposes of $2 million, $1 million and $1 million, respectively, for the periods then ended. In 2012, 2011 and 2010, windfall tax benefits of approximately $2 million, $1 million and $1 million, respectively, resulted from employee and financial professional exercises of stock option awards.

At December 31, 2012, AXA Financial held 534,628 AXA ADRs and AXA ordinary shares in treasury at a weighted average cost of approximately $25.22 per share, of which approximately 436,695 were designated to fund future exercises of outstanding stock options and approximately 97,933 were designated to fund restricted stock grants. The AXA ADRs were obtained primarily by exercise of call options that had been purchased by AXA Financial beginning in fourth quarter 2004 to mitigate the U.S. dollar price and foreign exchange risks associated with funding exercises of stock options. These call options expired on November 23, 2009. Outstanding employee options to purchase AXA ordinary shares began to become exercisable on March 29, 2007, coincident with the second anniversary of the first award made in 2005, and exercises of these awards are funded by newly issued AXA ordinary shares.

For the purpose of estimating the fair value of stock option awards, the Company applies the Black-Scholes model and attributes the result over the requisite service period using the graded-vesting method. A Monte-Carlo simulation approach was used to model the fair value of the conditional vesting feature of the awards of options to purchase AXA ordinary shares. Shown below are the relevant input assumptions used to derive the fair values of options awarded in 2012, 2011 and 2010, respectively.

	AXA Ordinary Shares			AllianceBernstein Holding Units
	2012	2011	2010	2012	2011	2010

Dividend yield	7.54%	7.00%	6.98%	6.20%	5.40%	7.2 - 8.2%

Expected volatility	39.89%	33.90%	36.5%	49.20%	47.30%	46.2 - 46.6%

Risk-free interest rates	1.80%	3.13%	2.66%	0.70%	1.9%	2.2 - 2.3%

Expected life in years	5.6	6.4	6.4	6.0	6.0	6.0

Weighted average fair value per option at grant date	$2.48	$2.49	$3.54	$3.67	$5.98	$6.18

For 2012, 2011 and 2010, the Company recognized compensation costs for employee stock options of $9 million, $26 million, and $16 million, respectively. As of December 31, 2012, approximately $2 million of unrecognized compensation cost related to unvested employee and financial professional stock option awards, net of estimated pre-vesting forfeitures, is expected to be recognized by the Company over a weighted average period of 0.8 years.

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

For 2012, 2011 and 2010, respectively, the Company recognized compensation costs of $13 million, $378 million and $149 million for awards outstanding under these restricted award plans. The fair values of awards made under these plans are measured at the date of grant by reference to the closing price of the unrestricted shares, and the result generally is attributed over the shorter of the requisite service period, the performance period, if any, or to the date at which retirement eligibility is achieved and subsequent service no longer is required for continued vesting of the award. At December 31, 2012, approximately 19 million restricted shares and Holding units remain unvested. At December 31, 2012, approximately $61 million of unrecognized compensation cost related to these unvested awards, net of estimated pre-vesting forfeitures, is expected to be recognized over a weighted average period of 4.0 years.

The following table summarizes unvested restricted stock activity for 2012.

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value

Unvested as of January 1, 2012	243,572	$30.22
Granted	27,218	$13.23
Vested	93,789	$30.93
Forfeited	—	—

Unvested as of December 31, 2012	177,001	$27.23

Restricted stock vested in 2012, 2011 and 2010 had aggregate vesting date fair values of approximately $1 million, $2 million and $2 million, respectively.

SARs. For 2012, 2011 and 2010, respectively, 352,158, 113,210 and 24,101 Stock Appreciation Rights (“SARs”) were granted to certain financial professionals of AXA Financial subsidiaries, each with a 4-year cliff-vesting schedule. These 2012, 2011 and 2010 awards entitle the holder to a cash payment equal to any appreciation in the value of the AXA ordinary share over prices ranging from 10.05 – 33.78 Euros, 10.71 – 14.96 Euros and 15.43 Euros, respectively, as of the date of exercise. At December 31, 2012, 840,324 SARs were outstanding, having weighted average remaining contractual term of 7.0 years. The accrued value of SARs at December 31, 2012 and 2011 was $538,928 and $136,667, respectively, and recorded as liabilities in the consolidated balance sheets. For 2012, 2011 and 2010, the Company recorded compensation expense (credit) for SARs of $(402,262), $(87,759) and $(865,661), respectively, reflecting the impact in those periods of the changes in their fair values as determined by applying the Black Scholes-Merton formula and assumptions used to price employee stock option awards.

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

The Company recognized compensation expense of $18 million in 2012, $9 million in 2011 and $17 million in 2010 in connection with each respective year’s offering of AXA Shareplan, representing the aggregate discount provided to participants for their purchase of AXA stock under each of those plans, as adjusted for the post-vesting, five-year holding period. Participants in AXA Shareplans 2012, 2011 and 2010 primarily invested under Investment Option B for the purchase of approximately 9 million, 9 million and 8 million AXA ordinary shares, respectively.

AXA Miles Program. On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA ordinary shares (“AXA Miles”) to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired. Half of each AXA Miles grant, or 25 AXA Miles, are further subject to vesting conditions based on achievement of improvements in specific AXA performance metrics. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible and is updated to reflect changes in respect of the expectation for meeting the predefined performance conditions. In 2012, the expense associated with the March 16, 2012 grant of AXA Miles was approximately $537,914.

On July 1, 2007, under the terms of the AXA Miles Program 2007, AXA granted 50 AXA Miles to every employee and eligible financial professionals of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents the right to receive one unrestricted AXA ordinary share on July 1, 2011, conditional only upon continued employment with AXA at the close of the four-year cliff-vesting period with exceptions for retirement, death, and disability. The grant date fair value of approximately 449,400 AXA Miles awarded to employees and financial professionals of AXA Financial’s subsidiaries was approximately $19 million, measured as the market equivalent of a vested AXA ordinary share. Beginning on July 1, 2007, the total fair value of this award, net of expected forfeitures, has been expensed over the shorter of the vesting term or to the date at which the participant becomes retirement eligible. For 2011 and 2010, respectively, the Company recognized compensation expense of approximately $1 million and $2 million in respect of this grant of AXA Miles.

Stock Purchase Plans. On September 30, 2010, AXA Financial announced the rollout of a new stock purchase plan that offers eligible employees and financial professionals the opportunity to receive a 10% match on AXA ordinary share purchases. The first purchase date was November 11, 2010, after which purchases generally will be scheduled to occur at the end of each calendar quarter. The number of AXA ordinary shares reserved for purchase under the plan is 30,000,000. Compensation expense for 2012, 2011 and 2010 was $1 million, $1 million and $0 million, respectively.

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

As a result of this change, AllianceBernstein expensed in the fourth quarter all unamortized deferred incentive compensation awards from prior years and 100% of the expense associated with its 2011 deferred incentive compensation awards. The Company recorded a one-time, non-cash charge of $115 million, net of income taxes and noncontrolling interest in 2011.

In addition, awards granted in 2012 contain the same vesting provisions and, accordingly, AllianceBernstein’s annual incentive compensation expense reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition closely matches the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

AllianceBernstein engages in open-market purchases of AllianceBernstein Holding L.P. (“AB Holding”) units (“Holding units”) to help fund anticipated obligations under its incentive compensation award program, for purchases of Holding units from employees and other corporate purposes. During 2012 and 2011, AllianceBernstein purchased 15.7 million and 13.5 million Holding units for $238 million and $221 million respectively. These amounts reflect open-market purchases of 12.3 million and 11.1 million Holding units for $182 million and $192 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 12.1 million (including 8.7 million restricted Holding units granted in January 2012 for 2011 year-end awards) and 1.7 million restricted Holding awards during 2012 and 2011, respectively. To fund these awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust.

The 2012 and 2011 long-term incentive compensation awards allowed most employees to allocate their award between restricted Holding units and deferred cash. As a result, 6.5 million restricted Holding unit awards for the December 2012 awards and 8.7 million restricted Holding unit awards for the December 2011 awards were awarded and allocated as such within the consolidated rabbi trust in January 2013 and 2012, respectively. There were approximately 17.9 million and 12.0 million unallocated Holding units remaining in the consolidated rabbi trust as of December 31, 2012 and January 31, 2013, respectively. The purchases and issuances of Holding units resulted in an increase of $60 million and $54 million in Capital in excess of par value during 2012 and 2011, respectively, with a corresponding decrease of $60 million and $54 million in Noncontrolling interest.

The Company recorded compensation and benefit expenses in connection with these long-term incentive compensation plans of AllianceBernstein totaling $147 million, $625 million (which includes the one-time, non-cash deferred compensation charge of $472 million) and $208 million for 2012, 2011 and 2010, respectively. The cost of the 2012 awards made in the form of restricted Holding units was measured, recognized, and disclosed as a share-based compensation program.

On July 1, 2010, the AllianceBernstein 2010 Long Term Incentive Plan (“2010 Plan”), as amended, was established, under which various types of Holding unit-based awards have been available for grant to its employees and Eligible Directors, including restricted or phantom restricted Holding unit awards, Holding unit appreciation rights and performance awards, and options to buy Holding units. The 2010 Plan will expire on June 30, 2020 and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the aggregate number of Holding units with respect to which awards may be granted is 60 million, including no more than 30 million newly issued Holding units. As of December 31, 2012, 210,591 options to buy Holding units had been granted and 25 million Holding units net of forfeitures, were subject to other Holding unit awards made under the 2010 Plan. Holding unit-based awards (including options) in respect of 35 million Holding units were available for grant as of December 31, 2012.

AXA Financial’s Deregistration. In 2010, AXA voluntarily delisted the AXA ADRs from the New York Stock Exchange and filed to deregister and terminate its reporting obligation with the SEC. AXA’s deregistration became effective in second quarter 2010. Following these actions, AXA ADRs continue to trade in the over-the-counter markets in the U.S. and be exchangeable into AXA ordinary shares on a one-to-one basis while AXA ordinary shares continue to trade on the Euronext Paris, the primary and most liquid market for AXA shares. Consequently, current holders of AXA ADRs may continue to hold or trade those shares, subject to existing transfer restrictions, if any. The terms and conditions of AXA Financial’s share-based compensation programs generally were not impacted by the delisting and deregistration except that AXA ordinary shares generally will be delivered to participants in lieu of AXA ADRs at exercise or maturity of outstanding awards and new offerings are based on AXA ordinary shares. In addition, due to U.S. securities law restrictions, certain blackouts on option exercise occur each year when updated financial information for AXA is not available. Contributions to the AXA Financial Qualified and Non-Qualified Stock Purchase Plans were suspended and contributions to the AXA Equitable 401(k) Plan – AXA ADR Fund investment option were terminated coincident with AXA’s delisting and deregistration. None of the modifications made to AXA Financial’s share-based compensation programs as a result of AXA’s delisting and deregistration resulted in recognition of additional compensation expense.

14)	INCOME TAXES

A summary of the income tax (expense) benefit in the consolidated statements of earnings (loss) follows:

	2012	2011	2010
	(In Millions)

Income tax (expense) benefit:
Current (expense) benefit	$(233)	$40	$(34)
Deferred (expense) benefit	391	(1,338)	(755)

Total	$158	$(1,298)	$(789)

The Federal income taxes attributable to consolidated operations are different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The sources of the difference and their tax effects are as follows:

	2012	2011	2010
	(In Millions)

Expected income tax (expense) benefit	$(20)	$(1,443)	$(1,137)
Noncontrolling interest	37	(36)	66
Separate Accounts investment activity	94	83	53
Non-taxable investment income (loss)	24	8	15
Adjustment of tax audit reserves	(2)	(7)	(13)
State income taxes	7	7	(5)
AllianceBernstein Federal and foreign taxes	10	(13)	(3)
Tax settlement	—	84	99
ACMC conversion	—	—	135
Other	8	19	1

Income tax (expense) benefit	$158	$(1,298)	$(789)

The Internal Revenue Service (“IRS”) completed its examination of the Company’s 2004 and 2005 Federal corporate income tax returns and issued its Revenue Agent’s Report during the third quarter of 2011. The impact of these completed audits on the Company’s financial statements and unrecognized tax benefits in 2011 was a tax benefit of $84 million.

AXA Equitable recognized a tax benefit in 2010 of $99 million related to the settlement with the Appeals Office of the IRS of issues for the 1997-2003 tax years.

Due to the conversion in 2010 of ACMC, Inc. from a corporation to a limited liability company, AXA Equitable recognized a tax benefit of $135 million primarily related to the release of state deferred taxes.

On August 16, 2007, the IRS issued Revenue Ruling 2007-54 that purported to change accepted industry and IRS interpretations of the statutes governing the computation of the Separate Account dividends received deduction (“DRD”). This ruling was suspended on September 25, 2007 in Revenue Ruling 2007-61, and the U.S. Department of the Treasury (the “Treasury”) indicated that it would address the computational issues in a regulation project. However, the Treasury 2012-2013 Priority Guidance Plan includes an item for guidance in the form of a revenue ruling rather than regulations with respect to the calculation of the Separate Account DRD. The ultimate timing and substance of any such guidance is unknown. It is also possible that the calculation of the Separate Account DRD will be addressed in future legislation. Any such guidance or legislation could result in the elimination or reduction on either a retroactive or prospective basis of the Separate Account DRD tax benefit that the Company receives.

The components of the net deferred income taxes are as follows:

	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(In Millions)

Compensation and related benefits	$207	$—	$248	$—
Reserves and reinsurance	—	2,419	—	3,060
DAC	—	960	—	891
Unrealized investment gains or losses	—	739	—	418
Investments	—	1,137	—	1,101
Alternative minimum tax credits	157	—	242	—
Other	—	57	79	—

Total	$364	$5,312	$569	$5,470

The Company does not provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are not permanently invested outside the United States. As of December 31, 2012, $245 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $92 million would need to be provided if such earnings were remitted.

At December 31, 2012, the total amount of unrecognized tax benefits was $678 million, of which $522 million would affect the effective rate and $156 million was temporary in nature. At December 31, 2011, the total amount of unrecognized tax benefits was $550 million, of which $478 million would affect the effective rate and $72 million was temporary in nature.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Interest and penalties included in the amounts of unrecognized tax benefits at December 31, 2012 and 2011 were $105 million and $97 million, respectively. For 2012, 2011 and 2010, respectively, there were $4 million, $14 million and $10 million in interest expense related to unrecognized tax benefits.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) follows:

	2012	2011	2010
	(In Millions)

Balance at January 1,	$453	$434	$577
Additions for tax positions of prior years	740	337	168
Reductions for tax positions of prior years	(620)	(235)	(266)
Additions for tax positions of current year	—	1	1
Settlements with tax authorities	—	(84)	(46)

Balance at December 31,	$573	$453	$434

In 2012, the Internal Revenue Service commenced the examination of the 2006 and 2007 tax years. An appeal of the 2004 and 2005 tax years is pending at the Appeals Office of the IRS. It is reasonably possible that the total amounts of unrecognized tax benefit will change within the next 12 months due to the conclusion of the IRS Appeals proceedings and the addition of new issues for open tax years. The possible change in the amount of unrecognized tax benefits cannot be estimated at this time.

15)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances for the past three years follow:

	December 31,
	2012	2011	2010
	(In Millions)

Unrealized gains (losses) on investments	$1,352	$772	$406
Defined benefit pension plans	(1,056)	(1,082)	(1,008)

Total accumulated other comprehensive income (loss)	296	(310)	(602)

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	21	13	(8)

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$317	$(297)	$(610)

The components of OCI for the past three years follow:

	2012	2011	2010
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the year	$1,013	$879	$646
(Gains) losses reclassified into net earnings (loss) during the year	91	28	189

Net unrealized gains (losses) on investments	1,104	907	835
Adjustments for policyholders liabilities, DAC, deferred income taxes and insurance liability loss recognition	(524)	(541)	(376)

Change in unrealized gains (losses), net of adjustments	580	366	459
Change in defined benefit pension plans	26	(74)	(40)

Total other comprehensive income (loss), net of income taxes	606	292	419
Less: Other comprehensive (income) loss attributable to noncontrolling interest	8	21	7

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$614	$313	$426

16)	COMMITMENTS AND CONTINGENT LIABILITIES

Debt Maturities

At December 31, 2012, aggregate maturities of the long-term debt, including any current portion of long-term debt, based on required principal payments at maturity, were $0 million for 2013 and 2014, $200 million for 2015 and $0 million thereafter.

Leases

The Company has entered into operating leases for office space and certain other assets, principally information technology equipment and office furniture and equipment. Future minimum payments under non-cancelable operating leases for 2013 and the four successive years are $214 million, $208 million, $204 million, $199 million, $197 million and $1,409 million thereafter. Minimum future sublease rental income on these non-cancelable operating leases for 2013 and the four successive years is $22 million, $24 million, $24 million, $24 million, $25 million and $137 million thereafter.

Restructuring

As part of the Company’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In 2012 and 2011, respectively, AXA Equitable recorded $30 million and $55 million pre-tax charges related to severance and lease costs. The restructuring costs and liabilities associated with the Company’s initiatives were as follows:

	December 31,
	2012	2011	2010
	(In Millions)

Balance, beginning of year	$44	$11	$20
Additions	54	79	13
Cash payments	(46)	(43)	(17)
Other reductions	—	(3)	(5)

Balance, End of Year	$52	$44	$11

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

During 2012, AllianceBernstein completed a comprehensive review of its worldwide office locations and initiated a space consolidation plan. As a result, AllianceBernstein recorded pre-tax real estate charges of $223 million that reflected the net present value of the difference between the amount of AllianceBernstein’s on-going contractual operating lease obligations for this space and their estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space offset by changes in estimates relating to previously recorded real estate charges.

Guarantees and Other Commitments

The Company provides certain guarantees or commitments to affiliates, investors and others. At December 31, 2012, these arrangements include commitments by the Company to provide equity financing of $355 million to certain limited partnerships under certain conditions. Management believes the Company will not incur material losses as a result of these commitments.

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

The Company had $18 million of undrawn letters of credit related to reinsurance at December 31, 2012. The Company had $328 million of commitments under existing mortgage loan agreements at December 31, 2012.

The Company has implemented capital management actions to mitigate statutory reserve strain for certain level term and UL policies with secondary guarantees and GMDB and GMIB riders on the Accumulator® products sold on or after January 1, 2006 and in-force at September 30, 2008 through reinsurance transactions with AXA Arizona, a wholly-owned subsidiary of AXA Financial.

AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent that AXA Arizona holds assets in an irrevocable trust (the “Trust”) ($9,635 million at December 31, 2012) and/or letters of credit ($2,626 million at December 31, 2012). Under the reinsurance transactions, AXA Arizona is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

During 2009, AllianceBernstein entered into a subscription agreement under which it committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2012, AllianceBernstein had funded $23 million of its revised commitment of $35 million.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), AllianceBernstein committed to invest $25 million in the Real Estate Fund. As of December 31, 2012, AllianceBernstein had funded $9 million of this commitment.

During 2012, AllianceBernstein entered into an investment agreement under which it committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2012, AllianceBernstein had funded $8 million of this commitment.

17)	LITIGATION

Insurance Litigation

A lawsuit was filed in the United States District Court of the District of New Jersey in July 2011, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services. In November 2011, plaintiff filed an amended complaint, adding claims under Sections 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action. In the amended complaint, plaintiff seeks recovery of the alleged overpayments, rescission of the contracts, restitution of all fees paid, interest, costs, attorney fees, fees for expert witnesses and reserves the right to seek punitive damages where applicable. In December 2011, AXA Equitable and FMG LLC filed a motion to dismiss the amended complaint. In May 2012, the Plaintiff voluntarily dismissed her claim under Section 26(f) seeking restitution and rescission under Section 47(b) of the 1940 Act. In September 2012, the Court denied the defendants’ motion to dismiss as it related to the Section 36(b) claim and granted the defendants’ motion as it related to the unjust enrichment claim.

In January 2013, a second lawsuit was filed in the United States District Court of the District of New Jersey entitled Sanford et al. v. FMG LLC. The lawsuit was filed derivatively on behalf of eight funds, four of which are named in the Sivolella lawsuit as well as four new funds, and seeks recovery under Section 36(b) of the Investment Company Act for alleged excessive fees paid to FMG LLC for investment management services. In light of the similarities of the allegations in the Sivolella and Sanford lawsuits, the parties and the Court agreed to consolidate the two lawsuits.

Insurance Regulatory Matters

AXA Equitable is subject to various statutory and regulatory requirements concerning the payment of death benefits and the reporting and escheatment of unclaimed property, and is subject to audit and examination for compliance with these requirements. AXA Equitable, along with other life insurance industry companies, has been the subject of various inquiries regarding its death claim, escheatment, and unclaimed property procedures and is cooperating with these inquiries. For example, in June 2011, the New York State Attorney General’s office issued a subpoena to AXA Equitable in connection with its investigation of industry escheatment and unclaimed property procedures. AXA Equitable is also under audit by a third party auditor acting on behalf of a number of U.S. state jurisdictions reviewing compliance with unclaimed property laws of those jurisdictions. In July 2011, AXA Equitable received a request from the NYSDFS to use data available on the U.S. Social Security Administration’s Death Master File (“DMF”) or similar database to identify instances where death benefits under life insurance policies, annuities and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. AXA Equitable has filed a number of reports with the NYSDFS related to its request. A number of life insurance industry companies have received a multistate targeted market conduct examination notice issued on behalf of various U.S. state insurance departments reviewing use of the DMF, claims processing and payments to beneficiaries. In December 2012, AXA Equitable received an examination notice on behalf of at least six insurance departments. The audits and related inquiries have resulted in the payment of death benefits and changes to AXA Equitable’s relevant procedures. AXA Equitable expects it will also result in the reporting and escheatment of unclaimed death benefits, including potential interest on such payments, and the payment of examination costs. In addition, AXA Equitable, along with other life insurance industry companies, is subject to lawsuits that may be filed by state regulatory agencies or other litigants.

AllianceBernstein Litigation

During first quarter 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of AllianceBernstein organized in the United Kingdom) was negligent and failed to meet certain applicable standards of care with respect to AllianceBernstein’s initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million plus compound interest on an alleged $125 million of realized losses in the portfolio. AllianceBernstein believes that it has strong defenses to these claims, which are set forth in AllianceBernstein’s October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously.

In addition to the matters described above, a number of lawsuits, claims and assessments have been filed against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These matters involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, breach of fiduciary duties, mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such matters. Some of these matters filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of claimants and certain of these claimants seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent of the NYSDFS, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $469 million during 2013. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent of the NYSDFS who then has 30 days to disapprove the distribution. For 2012, 2011 and 2010, respectively, the Insurance Group’s statutory net income (loss) totaled $602 million, $967 million and $(510) million. Statutory surplus, capital stock and Asset Valuation Reserve (“AVR”) totaled $5,178 million and $4,845 million at December 31, 2012 and 2011, respectively. In 2012, 2011 and 2010, respectively, AXA Equitable paid $362 million, $379 million and $300 million in shareholder dividends.

At December 31, 2012, AXA Equitable, in accordance with various government and state regulations, had $81 million of securities on deposit with such government or state agencies.

In fourth quarter 2008, AXA Equitable issued two $500 million surplus notes to AXA Financial. The notes, both of which mature on December 1, 2018, have a fixed interest rate of 7.1%. The accrual and payment of interest expense and the payment of principal related to surplus notes require approval from the NYSDFS. Interest expense in 2013 will approximate $71 million.

At December 31, 2012 and for the year then ended, there were no differences in net income (loss) and capital and surplus resulting from practices prescribed and permitted by NYSDFS and those prescribed by NAIC Accounting Practices and Procedures effective at December 31, 2012.

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

	December 31,
	2012	2011	2010
	(In Millions)

Net change in statutory surplus and capital stock	$64	$824	$685
Change in AVR	269	(211)	(291)

Net change in statutory surplus, capital stock and AVR	333	613	394
Adjustments:
Future policy benefits and policyholders’ account balances	(508)	(270)	(61)
DAC	142	(2,861)	981
Deferred income taxes	798	(1,272)	(1,089)
Valuation of investments	(377)	16	145
Valuation of investment subsidiary	(306)	590	366
Increase (decrease) in the fair value of the reinsurance contract asset	497	5,941	2,350
Pension adjustment	(41)	111	56
Premiums and benefits ceded to AXA Arizona	(126)	(156)	(1,099)
Shareholder dividends paid	362	379	300
Changes in non-admitted assets	(489)	(154)	(64)
Other, net	(190)	(10)	(55)

U.S. GAAP Net Earnings (Loss) Attributable to AXA Equitable	$95	$2,927	$2,224

	December 31,
	2012	2011	2010
	(In Millions)

Statutory surplus and capital stock	$4,689	$4,625	$3,801
AVR	489	220	431

Statutory surplus, capital stock and AVR	5,178	4,845	4,232
Adjustments:
Future policy benefits and policyholders’ account balances	(3,642)	(2,456)	(2,015)
DAC	3,728	3,545	6,503
Deferred income taxes	(5,330)	(5,357)	(4,117)
Valuation of investments	3,271	2,266	1,658
Valuation of investment subsidiary	(137)	231	(657)
Fair value of reinsurance contracts	11,044	10,547	4,606
Deferred cost of insurance ceded to AXA Arizona	2,646	2,693	2,904
Non-admitted assets	467	510	761
Issuance of surplus notes	(1,525)	(1,525)	(1,525)
Other, net	(264)	(459)	(521)

U.S. GAAP Total Equity Attributable to AXA Equitable	$15,436	$14,840	$11,829

19)	BUSINESS SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	2012	2011	2010
	(In Millions)

Segment revenues:
Insurance	$6,443	$15,140	$8,511
Investment Management(1)	2,738	2,750	2,959
Consolidation/elimination	(21)	(18)	(29)

Total Revenues	$9,160	$17,872	$11,441

(1)

Intersegment investment advisory and other fees of approximately $58 million, $56 million and $62 million for 2012, 2011 and 2010, respectively, are included in total revenues of the Investment Management segment.

	2012	2011	2010
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(132)	$4,284	$2,846
Investment Management(2)	190	(164)	400
Consolidation/elimination	—	4	2

Total Earnings (Loss) from Continuing Operations, before Income Taxes	$58	$4,124	$3,248

(2)	Net of interest expenses incurred on securities borrowed.

	December 31,
	2012	2011
	(In Millions)

Segment assets:
Insurance	$164,201	$153,099
Investment Management	12,647	11,811
Consolidation/elimination	(5)	(2)

Total Assets	$176,843	$164,908

In accordance with SEC regulations, securities with a fair value of $1,509 million and $1,240 million have been segregated in a special reserve bank custody account at December 31, 2012 and 2011, respectively, for the exclusive benefit of securities broker-dealer or brokerage customers under the Exchange Act.

20)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations for 2012 and 2011 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Millions)

2012
Total Revenues	$(952)	$6,475	$1,728	$1,909

Earnings (Loss) from Continuing Operations, Net of Income Taxes, Attributable to AXA Equitable	$(1,635)	$2,421	$(241)	$(450)

Net Earnings (Loss), Attributable to AXA Equitable	$(1,635)	$2,421	$(241)	$(450)

2011
Total Revenues	$1,311	$3,402	$10,858	$2,301

Earnings (Loss) from Continuing Operations, Net of Income Taxes, Attributable to AXA Equitable	$(572)	$741	$2,824	$(66)

Net Earnings (Loss), Attributable to AXA Equitable	$(572)	$741	$2,824	$(66)

Report of Independent Registered Public Accounting Firm on

Consolidated Financial Statement Schedules

To the Board of Directors and Shareholder of

AXA Equitable Life Insurance Company:

Our audits of the consolidated financial statements referred to in our report dated March 8, 2013 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedules. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the costs associated with acquiring or renewing insurance contracts on January 1, 2012.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2013

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE I

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2012

Type of Investment	Cost(A)	Fair Value	Carrying Value
	(In Millions)

Fixed Maturities:
U.S. government, agencies and authorities	$4,664	$5,180	$5,180
State, municipalities and political subdivisions	445	530	530
Foreign governments	386	453	453
Public utilities	3,541	4,001	4,001
All other corporate bonds	20,630	22,341	22,341
Redeemable preferred stocks	1,054	1,102	1,102

Total fixed maturities	30,720	33,607	33,607

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	23	24	24
Mortgage loans on real estate	5,059	5,249	5,059
Real estate joint ventures	4	N/A	4
Policy loans	3,512	3,284	3,512
Other limited partnership interests and equity investments	1,667	1,667	1,667
Trading securities	2,265	2,309	2,309
Other invested assets	1,828	1,828	1,828

Total Investments	$45,078	$47,968	$48,010

(A)

Cost for fixed maturities represents original cost, reduced by repayments and writedowns and adjusted for amortization of premiums or accretion of discount; cost for equity securities represents original cost reduced by writedowns; cost for other limited partnership interests represents original cost adjusted for equity in earnings and reduced by distributions.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

BALANCE SHEETS (PARENT COMPANY)

DECEMBER 31, 2012 AND 2011

	2012	2011
	(In Millions)

ASSETS
Investment:
Fixed maturities available-for-sale, at fair value (amortized cost of $30,656 and $30,142, respectively)	$33,538	$31,922
Mortgage loans on real estate	5,059	4,281
Equity real estate, held for the production of income	4	99
Policy loans	3,512	3,542
Investments in and loans to affiliates	2,328	2,304
Trading securities	1,834	472
Other equity investments	1,403	1,446
Other invested assets	1,826	2,334

Total investments	49,504	46,400
Cash and cash equivalents	2,450	2,516
Deferred policy acquisition costs	3,728	3,545
Amounts due from reinsurers	3,847	3,542
Guaranteed minimum income benefit reinsurance asset, at fair value	11,044	10,547
Other assets	4,576	4,782
Separate Accounts’ assets	94,139	86,419

Total Assets	$169,288	$157,751

LIABILITIES
Policyholders’ account balances	$28,263	$26,033
Future policy benefits and other policyholders liabilities	22,655	21,562
Broker-dealer related payables	213	11
Short-term and long-term debt	200	200
Current and deferred income taxes	4,479	4,385
Loans from affiliates	1,325	1,325
Other liabilities	2,578	2,976
Separate Accounts’ liabilities	94,139	86,419

Total liabilities	153,852	142,911

SHAREHOLDER’S EQUITY
Common stock, $1.25 par value, 2.0 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,992	5,743
Retained earnings	9,125	9,392
Accumulated other comprehensive income (loss)	317	(297)

Total AXA Equitable’s equity	15,436	14,840

Total Liabilities and AXA Equitable’s Equity	$169,288	$157,751

The financial information of AXA Equitable Life Insurance Company (“Parent Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF EARNINGS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$3,334	$3,312	$3,067
Premiums	514	533	530
Net investment income (loss):
Investment income (loss) from derivative instruments	(943)	2,369	(269)
Other investment income (loss)	2,208	2,186	2,239

Total net investment income (loss)	1,265	4,555	1,970
Investment gains (losses), net:
Total other-than-temporary impairment losses	(96)	(36)	(300)
Portion of loss recognized in other comprehensive income (loss)	2	4	18

Net impairment losses recognized	(94)	(32)	(282)
Other investment gains (losses), net	14	(10)	51

Total investment gains (losses), net	(80)	(42)	(231)
Equity in earnings (loss) of subsidiaries	483	55	468
Commissions, fees and other income	201	338	714
Increase (decrease) in the fair value of the reinsurance contract asset	497	5,941	2,350

Total revenues	6,214	14,692	8,868

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	2,986	4,357	3,079
Interest credited to policyholders’ account balances	1,166	999	951
Compensation and benefits	399	372	463
Commissions	1,265	1,212	1,056
Interest expense	106	106	106
Amortization of deferred policy acquisition costs	576	3,620	(326)
Capitalization of deferred policy acquisition costs	(718)	(759)	(655)
Rent expense	34	47	56
Premium taxes	42	43	40
Other operating costs and expenses	472	651	785

Total benefits and other deductions	6,328	10,648	5,555

Earnings (loss) from continuing operations, before income taxes	(114)	4,044	3,313
Income tax (expense) benefit	330	(1,218)	(854)

Net Earnings (Loss)	216	2,826	2,459
Less: net (earnings) loss attributable to the noncontrolling interest	(121)	101	(235)

Net Earnings (Loss) Attributable to AXA Equitable	95	2,927	2,224
Total other comprehensive income (loss), net of income taxes, attributable to AXA Equitable	614	313	426

Comprehensive Income (Loss) Attributable to AXA Equitable	$709	$3,240	$2,650

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In Millions)

Net earnings (loss)	$216	$2,826	$2,459
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	1,166	999	951
Universal life and investment-type policy fee income	(3,334)	(3,312)	(3,067)
Investment gains (losses), net	80	42	231
Equity in net earnings of subsidiaries	(483)	(55)	(468)
Dividends from subsidiaries	323	332	123
Change in deferred policy acquisition costs	(142)	2,861	(981)
Change in future policy benefits and other policyholder funds	876	2,229	1,136
(Income) loss related to derivative instruments	943	(2,369)	269
Change in reinsurance recoverable with affiliate	(207)	(242)	(233)
Change in the fair value of the reinsurance contract asset	(497)	(5,941)	(2,350)
Change in current and deferred income taxes	(224)	1,250	912
Amortization of reinsurance cost	47	211	274
Amortization and depreciation	62	83	100
Other, net	(182)	(190)	(9)

Net cash provided by (used in) operating activities	(1,356)	(1,276)	(653)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	3,547	3,427	2,746
Sales of investments	1,566	626	2,863
Purchases of investments	(7,563)	(7,462)	(6,529)
Cash settlements related to derivative instruments	(287)	1,429	(651)
Decrease in loans to affiliates	4	—	3
Change in short-term investments	34	16	(53)
Change in policy loans	31	38	37
Other, net	(37)	(44)	(97)

Net cash provided by (used in) investing activities	(2,705)	(1,970)	(1,681)

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE II

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 – CONTINUED

	2012	2011	2010
	(In Millions)

Cash flows from financing activities:
Policyholders’ account balances:
Deposits	$5,437	$4,461	$3,187
Withdrawals and transfers to Separate Accounts	(982)	(821)	(483)
Shareholder dividends paid	(362)	(379)	(300)
Capital contribution	195	—	—
Change in collateralized pledged liabilities	(288)	989	(270)
Change in collateralized pledged assets	(5)	99	533

Net cash provided by (used in) financing activities	3,995	4,349	2,667

Change in cash and cash equivalents	(66)	1,103	333
Cash and cash equivalents, beginning of year	2,516	1,413	1,080

Cash and Cash Equivalents, End of Year	$2,450	$2,516	$1,413

Supplemental cash flow information:
Interest Paid	$107	$106	$110

Income Taxes (Refunded) Paid	$261	$15	$(27)

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2012

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)

Insurance	$3,728	$28,263	$22,687	$3,848	$1,242	$4,155	$576	$1,844
Investment Management	—	—	—	—	65	—	—	2,548
Consolidation/ Elimination	—	—	—	—	31	—	—	(21)

Total	$3,728	$28,263	$22,687	$3,848	$1,338	$4,155	$576	$4,371

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.
(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2011

Segment	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Future Policy Benefits and other Policyholders’ Funds	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)
	(In Millions)

Insurance	$3,545	$26,033	$21,595	$3,845	$4,526	$5,359	$3,620	$1,877
Investment Management	—	—	—	—	(58)	—	—	2,914
Consolidation/ Elimination	—	—	—	—	34	—	—	(22)

Total	$3,545	$26,033	$21,595	$3,845	$4,502	$5,359	$3,620	$4,769

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.
(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

AT AND FOR THE YEAR ENDED DECEMBER 31, 2010

Segment	Policy Charges And Premium Revenue	Net Investment Income (Loss)(1)	Policyholders’ Benefits and Interest Credited	Amortization of Deferred Policy Acquisition Costs	Other Operating Expense(2)

Insurance	$3,597	$1,943	$4,032	$(326)	$1,959
Investment Management	—	2	—	—	2,559
Consolidation/ Elimination	—	31	—	—	(31)

Total	$3,597	$1,976	$4,032	$(326)	$4,487

(1)	Net investment income (loss) is based upon specific identification of portfolios within segments.
(2)	Operating expenses are principally incurred directly by a segment.

AXA EQUITABLE LIFE INSURANCE COMPANY

SCHEDULE IV

REINSURANCE(A)

AT OR FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In Millions)

2012
Life Insurance In-Force	$409,488	$96,869	$34,361	$346,980	9.9%

Premiums:
Life insurance and annuities	$785	$518	$206	$473	43.5%
Accident and health	88	60	13	41	31.7%

Total Premiums	$873	$578	$219	$514	42.6%

2011
Life Insurance In-Force	$396,304	$101,926	$34,738	$329,116	10.6%

Premiums:
Life insurance and annuities	$815	$521	$195	$489	39.9%
Accident and health	93	64	15	44	34.1%

Total Premiums	$908	$585	$210	$533	39.4%

2010
Life Insurance In-Force	$378,078	$124,959	$37,124	$290,243	17.7%

Premiums:
Life insurance and annuities	$802	$517	$197	$482	40.9%
Accident and health	101	69	16	48	33.3%

Total Premiums	$903	$586	$213	$530	40.2%

(A)	Includes amounts related to the discontinued group life and health business.

Part II, Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

9-1

Part II, Item 9A

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of AXA Equitable Life Insurance Company (“AXA Equitable”) and its subsidiaries’ (together, the “Company”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the AXA Equitable’s disclosure controls and procedures are effective.

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

AXA Equitable’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012 in relation to the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, management concluded that AXA Equitable’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in internal control over financial reporting

There were no changes to AXA Equitable’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect AXA Equitable’s internal control over financial reporting.

9A-1

Part II, Item 9B.

OTHER INFORMATION

None.

9B-1

Part III, Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The Board currently consists of twelve members, including our Chief Executive Officer, President, two senior executives of AXA, one senior executive of AllianceBernstein and seven independent members.

The Board holds regular quarterly meetings, generally in February, May, September, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Organization and Compensation, and Investment Committees, each of which is described in further detail below. Each of the Directors attended at least 75% of the Board and committee meetings to which he or she was assigned during 2012.

The current members of our Board are as follows:

Mark Pearson

Mr. Pearson, age 54, has been a Director of AXA Equitable since January 2011 and has served as Chairman of the Board and Chief Executive Officer since February 2011. Mr. Pearson also serves as President and Chief Executive Officer of AXA Financial since February 2011. Mr. Pearson is also a member of the Management and Executive Committees at AXA. Mr. Pearson joined AXA in 1995 with the acquisition of National Mutual Holdings (now AXA Asia Pacific Holdings) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, he became President and Chief Executive Officer of AXA Japan Holding Co. Ltd. (“AXA Japan”) and was appointed a member of the Executive Committee of AXA. Before joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, assuming several senior manager positions at National Mutual Holdings and Friends Provident. Mr. Pearson is a Fellow of the Chartered Association of Certified Accountants. Mr. Pearson is also a director of AXA Financial (since January 2011), MONY Life (since January 2011), MLOA (since January 2011) and AllianceBernstein Corporation (since February 2011).

Mr. Pearson brings to the Board diverse financial services experience developed though his service as an executive, including as a Chief Executive Officer, to AXA Financial, AXA Japan and other AXA affiliates.

Andrew J. McMahon

Mr. McMahon, age 45, has been a Director of AXA Equitable since May 2011 and has served as President since January 2011. Prior thereto, Mr. McMahon served as Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Equitable. Mr. McMahon also serves as Senior Executive Vice President and President, Financial Protection and Wealth Management of AXA Financial. Mr. McMahon also served as President of AXA Financial on an interim basis for the period January 2011 through February 2011. Mr. McMahon has overall responsibility for life insurance manufacturing, marketing, distribution, business management operations, and in-force management. He also served as Chairman of AXA Advisors, LLC, the company’s broker/dealer and retail distribution channel from July 2007 through May 2012, where he has served as a Director since July 2007 and as Chief Financial Protection and Wealth Management Officer since 2010. Before joining AXA Equitable in 2005, Mr. McMahon was a principal at McKinsey & Co. and served as a life insurance practice leader in North America. Prior to McKinsey & Co., Mr. McMahon spent several years in management positions with various business divisions of General Electric Company. Mr. McMahon is a member of the Board of Directors of The American Council of Life Insurers. Mr. McMahon is also a director of AXA Financial (since May 2011), MONY Life (since May 2011), MLOA (since May 2011) and AllianceBernstein Corporation (since April 2012).

Mr. McMahon brings to the Board extensive financial services and insurance industry experience and key strategic planning, leadership and sales skills developed as an executive at AXA Equitable, McKinsey & Co. and General Electric Company.

Henri de Castries

Mr. de Castries, age 58, has been a Director of AXA Equitable since September 1993. Mr. de Castries has also served as Chairman of the Board of AXA Financial since April 1998. Since April 2010, Mr. de Castries has been Chairman of the Board and Chief Executive Officer of AXA. Mr. de Castries served as the Chairman of the Management Board of AXA from May 2000 through April 2010. Prior thereto, he served AXA in various capacities, including Vice Chairman of the

10-1

AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Mr. de Castries is a member of the Board of Directors of Nestle S.A., where he serves on the Audit Committee. Mr. de Castries is also a director of AXA Financial (since September 1993), MONY Life (since July 2004), MLOA (since July 2004), AllianceBernstein Corporation (since October 1993) and various other subsidiaries and affiliates of the AXA Group.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Ramon de Oliveira

Mr. de Oliveira, age 58, has been a Director of AXA Equitable since May 2011. Since April 2010, Mr. de Oliveira has been a member of AXA’s Board of Directors, where he serves on the Finance Committee (Chair) and Audit Committee, and from April 2009 to May 2010, he was a member of AXA’s Supervisory Board. He is currently the Managing Director of the consulting firm Investment Audit Practice, LLC, based in New York, NY. From 2002 and 2006, Mr. de Oliveira was an adjunct professor of Finance at Columbia University. Prior thereto, starting in 1977, he spent 24 years at JP Morgan & Co. where he was Chairman and Chief Executive Officer of JP Morgan Investment Management and was also a member of the firm’s Management Committee since its inception in 1995. Upon the merger with Chase Manhattan Bank in 2001, Mr. de Oliveira was the only executive from JP Morgan & Co. asked to join the Executive Committee of the new firm with operating responsibilities. Mr. de Oliveira is currently a member of the Board of Directors of Investment Audit Practice, LLC, the Kauffman Foundation, Fonds de Dotation du Louvre, Tattinger-Kobrand, Quilvest SA and The Red Cross. Previously he was a Director of JP Morgan Suisse, American Century Company, Inc., SunGard Data Systems and The Hartford Insurance Company. Mr. de Oliveira is also a director of AXA Financial, MONY Life and MLOA since May 2011.

Mr. de Oliveira brings to the Board extensive financial services experience, and key leadership and analytical skills developed through his roles within the financial services industry and academia. The Board also benefits from his perspective as a director of AXA and as a former director of other companies.

Denis Duverne

Mr. Duverne, age 59, has been a Director of AXA Equitable since February 1998. Since April 2010, Mr. Duverne has been the Deputy Chief Executive Officer of AXA, in charge of Finance, Strategy and Operations and a member of AXA’s Board of Directors. From January 2010 until April 2010, Mr. Duverne was AXA’s Management Board member in charge of Finance, Strategy and Operations. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. Mr. Duverne is also a director of AXA Financial (since November 2003), MONY Life (since July 2004), MLOA (since July 2004), AllianceBernstein Corporation (since February 1996) and various other subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has garnered throughout the years from the many key roles he has served for AXA. The Board also benefits from his invaluable perspective as director and Deputy Chief Executive Officer of AXA.

Barbara Fallon-Walsh

Ms. Fallon-Walsh, age 60, has been a Director of AXA Equitable since May 2012. From 2006 to December 2011, Ms. Fallon-Walsh served as Head of Institutional Retirement Plan Services at The Vanguard Group, Inc. (“Vanguard”). Ms. Fallon-Walsh joined Vanguard in 1995 and prior to becoming the Head of Institutional Retirement Plan Services, Ms. Fallon-Walsh served in several executive positions. Prior to joining Vanguard, Ms. Fallon-Walsh served as Executive Vice President, Bay Area Region and LA Gold Coast Region at Bank of America Corporation from 1992 to 1995. From 1981 to 1992, Ms. Fallon-Walsh held several management positions at Security Pacific Corporation, which was acquired by Bank of America in 1992. Ms. Fallon-Walsh is also a director of AXA Financial, MONY Life and MLOA since May 2012.

Ms. Fallon-Walsh brings to the Board extensive financial services and general management expertise through her executive positions at Vanguard and Bank of America. The Board also benefits from her extensive knowledge of the retirement business.

10-2

Danny L. Hale

Mr. Hale, age 68, has been a Director of AXA Equitable since May 2010. From January 2003 to March 2008, Mr. Hale served as Senior Vice President and Chief Financial Officer of The Allstate Corporation. Prior to joining The Allstate Corporation in January 2003, he was Executive Vice President and Chief Financial Officer of the Promus Hotel Corporation until its acquisition by the Hilton Hotels Group in 1999. Prior to joining Promus Hotel Corporation, Mr. Hale was Executive Vice President and Chief Financial Officer of USF&G Corporation from 1993 to 1998. Mr. Hale joined insurer USF&G Corporation in 1991 as Executive Vice President of Diversified Insurance & Investment Operations. Prior thereto, Mr. Hale held various positions with each of Chase Manhattan Leasing and General Electric Company. Mr. Hale is also a director of AXA Financial, MONY Life and MLOA since May 2010.

Mr. Hale brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer.

Anthony J. Hamilton

Mr. Hamilton, age 71, has been a Director of AXA Equitable since May 2006. Since April 2010, Mr. Hamilton has been a member of AXA’s Board of Directors, where he serves on the Audit Committee (Chair) and Compensation and Human Resources Committee. Prior thereto, he was a member of AXA’s Supervisory Board from January 1996 to April 2010. Mr. Hamilton is also a director of AXA Equity and Law plc since 1993 and its Non-executive Chairman since 1995 and a director of AXA UK plc since 1995 and its Non-executive Chairman since September 2000. Mr. Hamilton joined the investment bank Fox-Pitt, Kelton Limited (“FPK”) in 1978. He was a principal shareholder and served as executive chairman of FPK from 1994 until FPK was acquired by Swiss RE in March 1999. Mr. Hamilton retired from his executive responsibilities at FPK in 2004. Mr. Hamilton is currently a director of Tawa plc and is a former director of FPK; Pinault Printemps Redoute SA; Swiss Re Capital Markets Limited; CX Reinsurance; and Binley Limited. Mr. Hamilton is also a director of AXA Financial (since December 1995), MONY Life (since May 2006) and MLOA (since May 2006).

Mr. Hamilton brings to the Board extensive financial services and insurance industry experience acquired through his years as a senior leader at FPK. The Board also benefits from his perspective as a director of Tawa plc and AXA and certain of its other subsidiaries.

Peter S. Kraus

Mr. Kraus, age 60, has been a Director of AXA Equitable since February 2009. Since December 2008, Mr. Kraus has served as Chairman of the Board of AllianceBernstein Corporation and Chief Executive Officer of AllianceBernstein Corporation, AllianceBernstein and AllianceBernstein Holding. From September 2008 through December 2008, Mr. Kraus served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. Mr. Kraus is a member of the Management and Executive Committees of AXA. Mr. Kraus is also a director of AXA Financial, MONY and MLOA since February 2009.

Mr. Kraus brings to the Board extensive knowledge of the financial services industry and in-depth experience in the financial markets, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Bertram L. Scott

Mr. Scott, age 61, has been a Director of AXA Equitable since May 2012. Since November 2012, Mr. Scott has served as President and Chief Executive Officer of Affinity Health Plans, an independent, not-for-profit organization offering quality health care coverage to low income New Yorkers. From June 2010 to December 2011, Mr. Scott served as President, U.S. Commercial of CIGNA Corporation. Prior thereto, he served as Executive Vice President of TIAA-CREF from 2000 to June 2010 and as President and Chief Executive Officer of TIAA-CREF Life Insurance Company from 2000 to 2007. Mr. Scott is currently a member of the Board of Directors of Becton, Dickinson and Company, where he serves on the Audit Committee and Compensation and Benefits Committee. Mr. Scott is also a director of AXA Financial, MONY Life and MLOA since May 2012.

10-3

Mr. Scott brings to the Board invaluable expertise as an audit committee financial expert, and strong strategic and operational expertise acquired through the variety of executive roles in which he has served during his career. The Board also benefits from his perspective as a director of Becton, Dickinson and Company.

Lorie A. Slutsky

Ms. Slutsky, age 60, has been a Director of AXA Equitable since September 2006. Since January 1990, Ms. Slutsky has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky is Secretary and a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profits. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. She also served on the Board of Directors of the Council on Foundations from 1989 to 1995 and as its Chair from 1992 to 1994. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997. Ms. Slutsky is also a director of AXA Financial, MONY Life and MLOA (since September 2006) and AllianceBernstein Corporation (since July 2002).

Ms. Slutsky brings to the Board extensive corporate governance experience through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations.

Richard C. Vaughan

Mr. Vaughan, age 63, has been a Director of AXA Equitable since May 2010. From 1995 to May 2005, Mr. Vaughan served as Executive Vice President and Chief Financial Officer of Lincoln Financial Group (“Lincoln”). Mr. Vaughan joined Lincoln in July 1990 as Senior Vice President and Chief Financial Officer of Lincoln’s Employee Benefits Division. In June 1992, Mr. Vaughan was appointed Chief Financial Officer of Lincoln and was promoted to Executive Vice President of Lincoln in January 1995. Mr. Vaughan is a member of the Board of Directors of MBIA Inc., where he serves on the Audit Committee (Chair), Compensation and Governance Committee and Executive Committee. Previously, Mr. Vaughan was also a Director of The Bank of New York and Davita, Inc. Mr. Vaughan is also a director of AXA Financial, MONY and MLOA since May 2010.

Mr. Vaughan brings to the Board invaluable expertise as an audit committee financial expert, and extensive financial services and insurance industry experience and his general knowledge and experience in financial matters, including as a Chief Financial Officer. The Board also benefits from his perspective as a director of MBIA, Inc. and as a former director to other public companies.

EXECUTIVE OFFICERS

The current executive officers (other than Messrs. Pearson and McMahon, whose biographies are included above in the Board of Directors information) are as follows:

Dave S. Hattem, Senior Executive Director and General Counsel

Mr. Hattem, age 56, joined AXA Equitable in 1994 and currently serves as Senior Executive Director and General Counsel. Prior to his election as general counsel in 2010, Mr. Hattem served as senior vice president and deputy general counsel, taking on this role in 2004. Mr. Hattem is responsible for oversight of the Law Department, including the National Compliance Office, setting the strategic direction of the Department and ensuring the business areas are advised as to choices and opportunities available under existing law to enable company goals. Prior to joining AXA Equitable, Mr. Hattem served in several senior management positions in the Office of the United States Attorney for the Eastern District of New York. Mr. Hattem began his professional legal career as an Associate in the Litigation Department of Barrett Smith Schapiro Simon & Armstrong. Since September 2012, Mr. Hattem has been a member of the Board of Directors of The Life Insurance Council of New York.

Nicholas B. Lane, Senior Executive Director and President, Retirement Savings

Mr. Lane, age 39, rejoined AXA Equitable in February 2011 and currently serves as Senior Executive Director and President, Retirement Savings. Mr. Lane has overall responsibility for annuity product manufacturing, service delivery, marketing, in-force management and wholesale distribution. Mr. Lane rejoined AXA Equitable from AXA, where he served as head of AXA Group Strategy since 2008. Prior to joining AXA Group in 2008, he was a director of AXA Advisors LLC and a director and Vice Chairman of AXA Network LLC, AXA Financial Group’s retail broker dealer and insurance general agency, respectively. Prior to joining AXA Equitable, he was a leader in the sales and marketing practice of the strategic consulting firm McKinsey & Co. Prior thereto, Mr. Lane served as a captain in the U.S. Marine Corps.

10-4

Anders Malmstrom, Senior Executive Director and Chief Financial Officer

Mr. Malmstrom, age 45, joined AXA Equitable in June 2012 and currently serves as Senior Executive Director and Chief Financial Officer. Mr. Malmstrom is responsible for all actuarial, investment, and risk management functions, with oversight of the controller, tax, expense management and corporate real estate, corporate sourcing and procurement, and distribution finance areas. Prior to joining AXA Equitable, Mr. Malmstrom was a member of the Executive Board and served as the Head of the Life Business at AXA Winterthur. Prior to joining AXA Winterthur in January 2009, Mr. Malmstrom was a Senior Vice President at Swiss Life, where he was also a member of the Management Committee. Mr. Malmstrom joined Swiss Life in 1997, and held several positions of increasing responsibility during his tenure.

Salvatore Piazzolla, Senior Executive Director and Chief Human Resources Officer

Mr. Piazzolla, age 60, joined AXA Equitable in March 2011 and currently serves as Senior Executive Director and Chief Human Resources Officer. Mr. Piazzolla is responsible for developing and executing a business-aligned human capital management strategy focused on leadership development, talent management and total rewards. Prior to joining AXA Equitable, Mr. Piazzolla was Senior Executive Vice President, Head of Human Resources at UniCredit Group, where he was responsible for all aspects of human resources management, including leadership development, learning and industrial relations. Before joining UniCredit Group in 2005, he held various human resources senior management positions in the United States and abroad at General Electric Company, Pepsi Cola International and S.C. Johnson Wax.

Amy J. Radin, Senior Executive Director and Chief Marketing Officer

Ms. Radin, age 54, joined AXA Equitable in February 2012 and currently serves as Senior Executive Director and Chief Marketing Officer. Ms. Radin has overall responsibility for the Company’s customer strategy and building the Company’s brand. Ms. Radin leads the marketing and communications team which includes brand management and advertising, digital and multichannel programs, marketing for the Company’s core life insurance and retirement savings areas, insights and analytics and communications. In addition, she works closely with AXA on global marketing strategies. Prior to joining AXA Equitable, Ms. Radin was Executive Vice President and Chief Innovation Officer at E*TRADE, where she was responsible for identifying trends and opportunities in the financial services industry and for developing new sources of growth through broader and deeper relationships. Before joining E*TRADE in 2010, Ms. Radin served in several senior management positions at Reader’s Digest Association, Citigroup, Dime Bancorp and American Express.

CORPORATE GOVERNANCE

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is currently comprised of Mr. Pearson (Chair), Mr. de Castries, Mr. Duverne, Mr. Hamilton and Mr. Vaughan. The function of the Executive Committee is to exercise the authority of the Board in the management of the Company between meetings of the Board with the exceptions set forth in the Company’s By-Laws. The Executive Committee held one meeting in 2012.

The Audit Committee of the Board (“Audit Committee”) is currently comprised of Mr. Vaughan (Chair), Mr. Hale and Mr. Scott. The primary purposes of the Audit Committee are to: (i) assist the Board of Directors in its oversight of the (1) adequacy and effectiveness of the internal control and risk management frameworks, (2) financial reporting process and the integrity of the publicly reported results and disclosures made in the financial statements and (3) effectiveness and performance of the internal and external auditors and the independence of the external auditor; (ii) approve (1) the appointment, compensation and retention of the external auditor in connection with the annual audit and (2) the audit and non-audit services to be performed by the external auditor and (iii) resolve any disagreements between management and the external auditor regarding financial reporting. The Board has determined that each of Messrs. Vaughan, Hale and Scott is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board has also determined that each member of the Audit Committee is financially literate. The Audit Committee met nine times in 2012.

10-5

The Organization and Compensation Committee of the Board (“OCC”) is currently comprised of Ms. Slutsky (Chair), Ms. Fallon-Walsh and Mr. Hale. The primary purpose of the OCC is to: (i) recommend to the Board individuals to become Board members and the composition of the Board and its Committees; (ii) recommend to the Board the selection of executive management and to receive reports on succession planning for executive management; and (iii) be responsible for general oversight of compensation and compensation related matters. The OCC held six meetings in 2012.

The Investment Committee of the Board (“Investment Committee”) is currently comprised of Mr. Hamilton (Chair), Mr. de Castries, Mr. Hale, Mr. McMahon and Mr. Vaughan. The primary purpose of the Investment Committee is to oversee the investments of the Company by (i) taking actions with respect to the acquisition, management and disposition of investments and (ii) reviewing investment risk, exposure and performance, as well as the investment performance of products and accounts managed on behalf of third parties. The Investment Committee met five times in 2012.

Independence of Certain Directors

Although not subject to the independence standards of the New York Stock Exchange, as a best practice we have applied the independence standards required for listed companies of the New York Stock Exchange to the current members of the Board of Directors. Applying these standards, the Board of Directors has determined that Mr. de Oliveira, Ms. Fallon-Walsh, Mr. Hale, Mr. Hamilton, Mr. Scott, Ms. Slutsky and Mr. Vaughan are independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

10-6

Part III, Item 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an overview of the goals and principal components of our executive compensation program and describe how we determine the compensation of our “Named Executive Officers.” For 2012, our Named Executive Officers were:

•	Mark Pearson, Chairman and Chief Executive Officer

•	Anders Malmstrom, Senior Executive Director and Chief Financial Officer since June 1, 2012

•	Bertrand Poupart-Lafarge, Interim Chief Financial Officer from April 13, 2012 through May 31, 2012(1)

•	Richard S. Dziadzio, Senior Executive Vice President and Chief Financial Officer through April 13, 2012

•	Andrew McMahon, President

•	Nick Lane, Senior Executive Director and President, Retirement Savings

•	Salvatore F. Piazzolla, Senior Executive Director and Chief Human Resources Officer

•	Richard V. Silver, Senior Executive Vice President, Chief Administrative Officer and Chief Legal Officer (retired effective May 1, 2012)

(1)

Mr. Poupart-Lafarge’s compensation is not discussed below since his compensation was not adjusted during the limited period he served as Interim Chief Financial Officer. Rather, the compensation paid to him in 2012 was based on his positions as Chief Investment Officer and Treasurer, each a non-executive officer position.

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

•	structuring compensation packages and outcomes to foster internal equity.

11-1

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

Variable Components

The variable compensation components of our total compensation program, our short-term incentive compensation program and our equity-based awards, give our executives the opportunity to receive compensation at the median of the market if they meet various corporate and individual financial and operational goals and at above the market average offered by our competitors if they exceed their goals. The variable compensation components measure and reward performance with short-term, medium-term and long-term focuses.

Our short-term incentive compensation program focuses our executives on annual corporate and business unit goals that, when attained, drive our global success. It also serves as our primary means for differentiating, recognizing and most directly rewarding individual executives for their personal achievements and leadership based on both qualitative and quantitative results.

Our equity-based awards are structured to reward both medium-term and long-term value creation. Performance unit awards serve as our medium range incentive, with three-year vesting schedules and payouts in cash. Our stock options, on the other hand, are intended to focus our executives on a longer time horizon. Stock options are typically granted with vesting schedules of four years and terms of 10 years so that they effectively merge a substantial portion of each executive’s compensation with the long-term financial success of AXA. We are confident that such a direct alignment of the long-term interests of our executives with those of AXA, combined with the multi-year time-vesting and performance periods of such awards, promotes executive retention, focuses our executives on gearing their performances to long-term value-creation strategies and discourages excessive risk-taking.

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

The Compensation and Human Resources Committee of the AXA Board of Directors is responsible for reviewing the compensation of key executives of the AXA Group, including Mr. Pearson. The Compensation and Human Resources Committee also recommends to the AXA Board of Directors the amount of equity-based awards to be granted to the members of the Management Committee, an internal committee established to assist the Chief Executive Officer of AXA with the operational management of the AXA Group. Mr. Pearson is a member of the Management Committee. On February 20, 2013, the Compensation and Human Resources Committee was composed entirely of directors who were determined to be independent as of December 31, 2012 by the AXA Board of Directors in accordance with the criteria set forth in the AFEP/MEDEF Code (a code of corporate governance principles issued by the French Association of Private Companies (Association Française des Entreprises Privées – AFEP) and the French Confederation of Business Enterprises (Mouvement des Entreprises de France – MEDEF).

11-2

Role of the Organization and Compensation Committee of the Board of Directors of AXA Equitable

Within the global framework of executive compensation policies that AXA has established, direct responsibility for overseeing the development and administration of the executive compensation program for AXA Equitable falls to the Organization and Compensation Committee (the “OCC”) of the Board of Directors of AXA Equitable (the “Board of Directors”). The OCC consists of three members, all of whom were determined to be independent directors by the Board of Directors under New York Stock Exchange standards as of February 14, 2013. In implementing AXA’s global compensation program at the entity level, the OCC is aided by the Chairman and Chief Executive Officer of AXA who, while not a formal member of the OCC, is a member of the Board of Directors and participates in the OCC’s deliberations related to compensation issues and assists in ensuring coordination with AXA’s global compensation policies.

The OCC is primarily responsible for general oversight of compensation and compensation related matters, including reviewing new benefit plans, equity-based plans and the compensation practices of AXA Equitable to ensure they support AXA Equitable’s business strategy and meet the objectives set by AXA for its global compensation policy. In particular, the OCC of AXA Equitable is responsible for:

•	evaluating the performance of the Named Executive Officers and recommending to the Board of Directors their compensation, including their salaries and variable compensation;

•	supervising the policies relating to compensation of officers and employees; and

•	reviewing corporate goals and objectives included in variable compensation arrangements and evaluating executive management performance in light of those goals and objectives.

Following its review and discussion, the OCC submits its compensation recommendations to the Board of Directors for its discussion and approval. Pursuant to the provisions of the New York Insurance Law, the Board of Directors must approve the compensation of all principal officers of AXA Equitable and comparably paid employees. As of February 14, 2013, all of the Named Executive Officers were principal officers or comparably paid employees with the exception of Messrs. Dziadzio, Poupart-Lafarge and Silver.

Role of the Chief Executive Officer

Our Chief Executive Officer, Mr. Pearson, assists the OCC in its review of the total compensation of all the Named Executive Officers except himself. Mr. Pearson provides the OCC with his assessment of their performances relative to the corporate and individual goals and other expectations set for them for the preceding year. Based on these assessments, he then provides his recommendations for each Named Executive Officer’s total compensation and the appropriate goals for each in the year to come. However, the OCC is not bound by his recommendations.

Other than the Chief Executive Officer, no Named Executive Officer plays a decision-making role in determining the compensation of any other Named Executive Officer. As Chief Human Resources Officer, Mr. Piazzolla plays an administrative role as described below in “Role of AXA Equitable Human Resources.”

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

11-3

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

During 2012, Towers Watson performed the following specific services for senior management:

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

The senior management of Human Resources of AXA Equitable has full authority to approve all fees paid to Towers Watson, determine the nature and scope of its services, evaluate its performance and terminate its engagement upon 30 days’ written notice to Towers Watson. The total amount of fees paid to Tower Watson by AXA Equitable in 2012 was approximately $118,000 (representing $76,000 fees for executive compensation support and $42,000 fees for broad-based employee compensation support) for both executive compensation consulting and support for a performance review system. AXA Equitable also paid fees to Towers Watson for actuarial services unrelated to its compensation programs.

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

11-4

Mr. Pearson

Mr. Pearson’s peer group currently includes the following companies:

AFLAC	MetLife
Ameriprise	Principal Financial
Genworth Financial	Prudential Financial
Hartford Financial	Sun Life Financial
Lincoln Financial

Mr. Pearson’s compensation is compared to two groups of executives within the peer group as follows:

•

CEO Peer Group: This group includes the chief executive officers of the companies in the peer group. A discount is applied to the data to reflect the subsidiary status of AXA Equitable. Specifically, a 15% discount is applied to cash compensation, a 30% discount is applied to long-term incentive compensation and a 20% discount is applied to total compensation; and

•

President/Division CEOs: This group includes the “seconds” of the companies in the peer group or presidents and chief executive officers of their subsidiaries. There is no discount applied to this group.

Other Named Executive Officers

For all other Named Executive Officers, we currently rely primarily on the Tower Watson U.S. Diversified Insurance Study of Executive Compensation (“Towers Watson DIS”) for information to compare their total compensation to the total compensation reported for equivalent executive officer positions, paid by peer groups of companies that included:

Aegon	ING	Phoenix Companies
AFLAC	John Hancock	Principal Financial
AIG	Lincoln Financial	Prudential Financial
Allstate	Massachusetts Mutual	Securian Financial
American United Life	MetLife	Sun Life Financial
CIGNA	Nationwide	Thrivent Financial
CNO Financial	New York Life	TIAA-CREF
Genworth Financial	Northwestern Mutual	Unum Group
Guardian Life	Pacific Life	USAA
Hartford Financial

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

All these information sources are employed to measure and compare actual pay levels not only on a total compensation basis but also by breaking down our total compensation program component by component to review and compare specific compensation elements as well as the particular mixes of fixed versus variable, short-term versus long-term and cash versus equity-based compensation at our peer companies. This information, as collected and reviewed by Human Resources, is submitted to the OCC for review and discussion.

Pricing Philosophy

We design our compensation practices with the aid of the market data to target the compensation of each Named Executive Officer at the median for total compensation with respect to the pay for comparable positions at the appropriate peer group. Our analysis takes into account certain individual factors such as the specific characteristics and responsibilities of a particular Named Executive Officer’s position as compared to similarly situated executives at peer companies. Differences in

11-5

the amounts of total compensation for our Named Executive Officers in 2012 resulted chiefly from differences in each executive’s level of responsibilities, tenure, performance and appropriate benchmark data as well as general considerations of internal consistency and equity.

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

Base Salary

The primary purpose of base salary is to compensate each Named Executive Officer fairly based on the position held, the Named Executive Officer’s career experience, the scope of the position’s responsibilities and the Named Executive Officer’s own performance, all of which are reviewed with the aid of market survey data. Using this data, we maintain a 50th percentile pricing philosophy, comparing our base salaries against the median for comparable salaries at peer companies, unless exceptional conditions require otherwise (for example, Mr. Piazzolla’s initial base salary was set at a higher level to match his compensation at his prior employer and to include an additional amount in lieu of providing Mr. Piazzolla with a housing allowance; Mr. Malmstrom’s base salary also includes an additional amount in lieu of providing Mr. Malmstrom with a housing or education allowance) or a Named Executive Officer’s experience and tenure warrant a lower initial salary with an adjustment to market over time. Once set, we usually do not increase base salaries for the Named Executive Officers, except to reflect a change in job responsibility, a sustained change in the market compensation for the position or a market adjustment for a Named Executive Officer whose initial salary was set below the 50th percentile.

Mr. Pearson is the only Named Executive Officer with an employment agreement. Under this agreement, Mr. Pearson’s employment will continue until he is age 65 unless the employment agreement is terminated earlier by either party on 30 days’ prior written notice. Mr. Pearson is entitled to a minimum rate of base salary of $1,150,000 per year, except that his rate of base salary may be decreased in the case of across-the-board salary reductions similarly affecting all officers with the title of Executive Director or higher. In setting Mr. Pearson’s base salary, the company included an additional amount in lieu of providing Mr. Pearson with a housing allowance.

In 2012, none of the Named Executive Officers, except Mr. Lane, received an increase in their annual rate of base salary. Mr. Lane received an increase of $50,000 to bring his salary closer to the 50th percentile based on his growth in the role.

The base salaries earned by the Named Executive Officers in 2012 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

Short-Term Incentive Compensation Program

Annual variable cash awards for the Named Executive Officers are available under The AXA Equitable Short-Term Incentive Compensation Program for Senior Officers (the “STIC Program”).

11-6

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

The STIC Program awards are typically made in February each year, following review of each participant’s performance and achievements over the course of the preceding fiscal year. Awards can vary from year to year, and differ by participant, depending primarily on the business and operational results of AXA Financial Life and Savings Operations, as measured by the performance objectives under the STIC Program and certain qualitative measures as well as the participant’s individual contributions to those results. No individual is guaranteed any award under the STIC Program, except for certain limited guarantees for new hires.

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

STIC Program Pool

All the money available to pay STIC Program awards to participants other than Mr. Pearson comes from, and is limited by, a cash pool (the “STIC Pool”) from which the awards of all the participants under the STIC Program are paid. The size of this pool is determined each year by a formula under which the sum of all the individual award targets established for all STIC Program participants for the year is multiplied by a funding percentage (the “Funding Percentage”). The Funding Percentage is initially based on a performance percentage that measures the performance of AXA Financial Life and Savings Operations (weighted 90%) and AXA Group (weighted 10%) against certain financial and other targets (the “Performance Percentage”). The performance of the Investment Management segment of AXA Equitable is not considered for this purpose since it reports the business of AllianceBernstein, the officers of which do not participate in the STIC Program. AllianceBernstein maintains separate compensation plans and programs.

After the Performance Percentage is determined, it may be adjusted positively or negatively by the Chairman and Chief Executive Officer of AXA, as described below, to arrive at the Funding Percentage.

Mr. Pearson’s STIC Program award is determined independently of the STIC Program Pool and is based 30% on AXA Group’s performance (which reflects his broader range of performance responsibilities within AXA Group worldwide as a member of the Management Committee), 40% on the performance of AXA Financial Life and Savings Operations and 30% on his individual performance.

Performance Percentage

Various performance objectives are established for each of AXA Group and AXA Financial Life and Savings Operations, and a target is set for each one. Each performance objective is separately subject to a 150% cap and 50% cliff with the exception of the Customer Scope component of AXA Financial Life and Savings Operations’ Customer Centricity performance objective for which the cliff was removed in 2012 due to the volatility of the measure. For example, if a particular performance objective is weighted 15% for AXA Financial Life and Savings Operations, 15% will be added to the overall performance percentage for AXA Financial Life and Savings Operations if that target is met, regardless of AXA Financial Life and Savings Operations’ performance on its other objectives. If the target for that performance objective is exceeded, the amount added to the overall performance percentage for AXA Financial Life and Savings Operations will be increased up to a maximum of 22.5% (150% × 15%). If the target for the performance objective is not met, the amount added to the performance percentage will be decreased down to a threshold of 7.5% (50% × 15%). If performance is below the threshold, 0% will be added to AXA Financial Life and Savings Operations’ overall performance percentage.

11-7

AXA Financial Life and Savings Operations – The following grid presents the targets for each of the performance objectives used to measure the performance of AXA Financial Life and Savings Operations in 2012, along with their relative weightings. The performance objectives for AXA Financial Life and Savings Operations and their relative weightings are standardized for AXA Group life and savings companies in mature markets worldwide and, accordingly, are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

AXA Financial Life and Savings Operations Performance Objectives	Weighting	Target(1)

Underlying earnings(2)	40.0%	662

Economic expenses(3)	10.0%	1,280

Operating return on short-term economic capital(4)	20.0%	16.7%

Operating free cash flow(5)	15.0%	754

Customer Centricity(6)
Customer Scope	10.0%	81.5%
Brand Preference	5.0%	37.5%

(1)	The numbers for underlying earnings and economic expenses are in millions of U.S. dollars.
(2)

“Underlying earnings” means net income excluding net realized capital gains (losses), goodwill and related intangibles, profit and loss on financial assets under the fair value option, derivatives and exceptional operations. Underlying earnings is measured using International Financial Reporting Standards (“IFRS”) since AXA uses IFRS as its principal method of accounting.

(3)	“Economic expenses” means various controllable expenses as determined by AXA.
(4)	“Operating return on short-term economic capital” means the value generated by the business as compared to its capital consumption.
(5)	“Operating Free Cash Flow” means the ability to generate dividends (distributable earnings for shareholders).
(6)

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

AXA Group – AXA Group’s performance is primarily based on underlying earnings per share. Return on equity and customer scope are also considered. For this purpose, “return on equity” means the ratio of the change in available financial resources for a year to the average short-term economic capital. Short-term economic capital measures the portion of the available financial resources that could be lost in a year if a 1 in 200 year “shock” were to occur.

Adjustment by AXA Group Chairman and Chief Executive Officer

As stated above, the Performance Percentage may be adjusted by AXA’s Chairman and Chief Executive Officer to arrive at the Funding Percentage. This adjustment reflects AXA Equitable’s performance against other qualitative goals set by AXA at the beginning of the year and may increase or decrease the Performance Percentage by 15%, subject to an overall cap of 150% for the Funding Percentage. For 2012, these other qualitative goals included a wide range of customer centricity, trust and achievement, efficiency and other major strategic initiatives set at the beginning of the year. With respect to 2012, AXA’s Chairman and Chief Executive Officer made a positive adjustment based on his subjective evaluation of AXA Equitable’s performance for 2012, taking into account various accomplishments such as increasing the frequency and depth of organization talent discussions, delivering micro-inequities training to a substantial portion of the employee population and increasing our score on AXA’s corporate responsibility index.

11-8

Individual Determinations

Once the STIC Pool is determined, it is allocated to participants in the STIC Program based on their individual performance and demonstrated leadership behaviors. As stated above, no participant is guaranteed his or her target award or any award under the STIC Program except for certain limited guarantees for new hires. This section describes how the amounts of the STIC Program awards for the Named Executive Officers were determined.

The OCC reviewed the performance of each Named Executive Officer during 2012. Based on its subjective determination of each Named Executive Officer’s performance, the OCC made its recommendations as to the STIC Program award for each Named Executive Officer to the AXA Equitable Board of Directors who approved the final award amounts. In making its recommendations, the OCC took into account the factors that it deemed relevant, including the following accomplishments achieved in 2012 and the Funding Percentage. The accomplishments included:

•

We made solid progress in executing our strategy to offer a more balanced and diversified product portfolio. As an example, our Structured Capital Strategies product surpassed the $1.5 billion new premium sales level in 2012;

•

We continued to take steps to reduce the risk associated with the in-force business including suspending the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and taking steps to limit and/or suspend the acceptance of contributions to other annuity products as well as initiating a limited program to offer to purchase from certain policyholders the GMDB rider contained in their annuity contracts;

•	Our productivity initiatives and disciplined expense management resulted in a reduction to expenses and increased operational efficiency;

•	We achieved excellent customer satisfaction ratings and were once again a DALBAR Annuity Service Award winner; and

•

We continued to implement successful diversity initiatives resulting in significant recognition such as being named one of the Top 25 Best Companies for Multicultural Women in Working Mother magazine, placing in the highest category of companies in the Human Rights Campaign’s Corporate Equality Index (95 out of 100), being recognized as having one of the Top 25 U.S. Diversity Councils by the Association of Diversity Councils and receiving the Corporate Leadership Award from the Women Presidents’ Educational Organization.

No specific weight was assigned to any particular factor and all were evaluated in the aggregate to arrive at the recommended STIC Program award for each of the Named Executive Officers.

In addition to his STIC Program award for 2012, Mr. Malmstrom received a sign-on bonus of $150,000 in June 2012. The bonus is subject to recoupment in the event Mr. Malmstrom’s employment with AXA Equitable is terminated for any reason (other than death or job elimination) prior to one full year of employment.

The STIC Program awards earned by the Named Executive Officers in 2012 (and in the prior two fiscal years) are reported in the Summary Compensation Table included in this Item 11.

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

11-9

Each year, AXA Equitable’s OCC submits to the AXA Board of Directors recommendations with respect to equity-based awards for officers, including the Named Executive Officers. The AXA Board of Directors approves individual grants as it deems appropriate.

Proposed grants under AXA’s global equity program involve a mix of two equity-based components: (1) AXA ordinary share options and (2) AXA performance units. U.S. employees are granted AXA ordinary share options under the AXA Stock Option Plan for AXA Financial Employees and Associates (the “Stock Option Plan”) and are granted AXA performance units under the AXA Performance Unit Plan (the “Performance Unit Plan”).

Both the Stock Option Plan and the Performance Unit Plan are subject to the oversight of the AXA Board of Directors, which is authorized to approve all stock option and performance unit programs within AXA Group prior to their implementation within the global cap for grants authorized by AXA’s shareholders. The AXA Board of Directors is also responsible for setting the size of the equity pool each year, after considering the amounts authorized by shareholders for stock options (AXA’s shareholders authorize a global cap for option awards every three to four years) and the recommendations of chief executive officers or boards of directors of affiliates worldwide on the number of option and performance unit grants for the year. The pools are allocated annually among AXA Group affiliates based on each affiliate’s contribution to AXA Group’s financial results during the preceding year.

The AXA Board of Directors sets the mix of performance units and stock options for individual grants, which is standardized through AXA Group worldwide. Since 2004 there has been an increasing reliance on performance units over stock options in equity-based awards since performance units avoid the dilutive effects that accompany grants of stock options. The mix between performance units and stock options is generally more heavily weighted toward performance units at the junior officer levels. For senior and executive officer grants, the proportion of stock options rises since stock options are a long-term award and AXA believes that senior officers should have more of a long-term focus.

Equity-based awards are granted using dollar values. These dollar values are converted into euros using the U.S. dollar to euro exchange rate at the time of grant. The resulting euro grant value is then allocated between stock options and performance units in accordance with the mix determined by the AXA Board of Directors. The number of stock options is then determined by dividing the portion of the euro grant value allocated to the options by the value of one stock option at the grant date as determined using a Black-Scholes pricing methodology. The number of performance units is then determined by dividing the portion of the euro grant value allocated to the performance units by the value of one performance unit. For this purpose, the value of a performance unit is deemed to be equal to 2.5 times the value of a stock option at the grant date. Note that the stock option and performance unit values used in determining the amount of a grant are based on assumptions which differ from the assumptions used in determining an option’s or performance unit’s grant date fair value reflected in the Summary Compensation Table which is based on FASB ASC Topic 718.

2012 Grants of Equity-Based Awards

On March 16, 2012, stock option and performance unit grants were made to the Named Executive Officers by the AXA Board of Directors based on a review of each officer’s potential future contributions, consideration of the importance of retaining the officer in his current position, a review of competitive market data relating to equity-based awards for similar positions at peer companies, as described above in the section entitled, “Use of Competitive Compensation Data,” and the recommendations of the AXA Equitable OCC.

Mr. Pearson was granted an equity-based award comprised of 40% stock options and 60% performance units. The number of stock options awarded was 116,000 and the number of performance units awarded was 69,600.

For the other Named Executive Officers, the equity-based award was comprised of 30% stock options and 70% performance units. The amounts were as follows: Mr. Dziadzio received 36,223 stock options and 33,808 performance units. Mr. Piazzolla received 20,856 stock options and 19,465 performance units. Mr. McMahon received 61,745 stock options and 57,628 performance units. Mr. Silver received 34,028 stock options and 31,759 performance units. Mr. Lane received 38,419 stock options and 35,857 performance units.

11-10

Stock Options

The stock options granted to the Named Executive Officers on March 16, 2012 have a 10-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant, provided that the last third will be exercisable from March 16, 2016 only if the AXA ordinary share performs at least as well as the DowJones Europe Stoxx Insurance Index over a specified period (this performance condition applies to all of Mr. Pearson’s options). The exercise price for the options is 12.22 euro, which was the average of the closing prices for the AXA ordinary share on NYSE Euronext Paris SA over the 20 trading days immediately preceding March 16, 2012.

In the event of a Named Executive Officer’s retirement, the stock options continue to vest and may be exercised until the end of the term, except in the case of misconduct. Accordingly, since Mr. Silver retired, these stock options will not be forfeited due to any service condition.

Performance Units

The performance units granted to the Named Executive Officers on March 16, 2012 have a cliff vesting schedule of three years and will be settled in cash.

A performance unit is a “phantom” share of AXA stock that, once earned and vested, provides the right to a payment equal to the value of an AXA share at the time of payment. Performance units are granted unearned. Under the 2012 Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period starting on January 1, 2012 and ending on December 31, 2013 by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period. If no dividend is paid by AXA for fiscal year 2012 or fiscal year 2013, the percentage will be divided in half.

Performance Objectives – AXA and AXA Financial Life and Savings Operations each have their own performance objectives under the 2012 Performance Unit Plan, with AXA Group’s performance over the two-year performance period counting for one-third and AXA Financial Life and Savings Operations’ performance over the same period counting for two-thirds toward the final determination of how many performance units a participant has earned. If performance targets are met, 100% of the performance units initially granted is earned. Performance that exceeds the targets results in increases in the number of units earned, subject to a cap of 130% of the initial number of units. Performance that falls short of targets results in a decrease in the number of units earned with a possible forfeiture of all units. Since AXA uses IFRS as its principal method of accounting, the performance objectives are measured using IFRS. Accordingly, the performance objectives are not measures calculated and presented in accordance with generally accepted accounting principles in the United States.

For performance units granted under the 2012 Performance Unit Plan, the performance objectives are:

AXA Financial Life and Savings
AXA Group (1/3 weight)	Operations (2/3 weight)
• Net Income Per Share	• Net Income(1)	(weighted 50%)
	• Underlying earnings	(weighted 50%)

(1)	Net income means net income as determined under IFRS.

For AXA Group, net income per share is the key performance objective since it is aligned with shareholder dividends and provides differentiation from the STIC Program performance objectives. For AXA Financial Life and Savings Operations, underlying earnings is included as a performance objective since it measures operating performance.

Payout – The settlement of 2012 performance units will be made in cash on March 16, 2015 or on the immediately following day that is a business day if March 16, 2015 is not a business day. The units will be valued based on the average closing price of the AXA ordinary share on NYSE Euronext Paris SA during the last 20 trading days immediately preceding the settlement date and converted to U.S. dollars using the euro to U.S. dollar exchange rate as published by the European Central Bank (or equivalent institution in the absence thereof) on the trading day immediately preceding the settlement date.

11-11

The 2012 Performance Unit Plan provides that, in the case of retirement, a participant is treated as if he or she continued employment until the end of the vesting period. Accordingly, Mr. Silver will receive a payout under this plan even though he retired prior to the end of the vesting period.

Grants under 2012 AXA Miles Program

On March 16, 2012, eligible AXA Group employees worldwide were each granted 50 AXA miles. AXA miles are “phantom” shares of AXA stock that will convert to actual AXA ordinary shares at the end of a four-year vesting period on March 16, 2016. In addition, 25 of the AXA miles are subject to performance conditions. Specifically, at least one of the following two metrics must have improved in 2012 in order for these 25 AXA miles to convert to actual shares: AXA’s underlying earnings per share (1.57 euro in 2011) or AXA’s customer scope index (79.3 in 2011).

Payout of 2010 Performance Units in 2012

In 2012, the Named Executive Officers with the exception of Mr. Piazzolla received a 50% payout under AXA’s 2010 Performance Unit Plan. The payout of the units was in cash.

The 2010 Performance Unit Plan was similar to the 2012 Performance Unit Plan except that 50% of the units earned were vested after two years, on March 19, 2012, and the remaining 50% will be vested on March 19, 2013. As in the 2012 Performance Unit Plan, AXA Financial Life and Savings Operations and AXA Group each had their own performance objectives under the 2010 Performance Unit Plan, with AXA Financial Life and Savings Operations’ performance over a two-year performance period counting for two-thirds and AXA Group’s performance over the same period counting for one-third toward the final determination of how many performance units a participant earned. AXA Group’s performance was based on net income per share while AXA Financial Life and Savings Operations’ performance was based on net income (weighted 50%) and underlying earnings (weighted 50%). The performance percentage that was ultimately achieved under the plan was 77.28%.

Detailed information on the stock option and performance unit grants for each of the Named Executive Officers in 2012 is reported in the 2012 Grants of Plan-Based Awards Table included in this Item 11.

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

Tax-Qualified Retirement Plans

The following tax-qualified retirement plans are offered to eligible employees, including our Named Executive Officers, except Mr. Malmstrom who continues to participate in the Switzerland retirement fund:

AXA Equitable 401(k) Plan (the “401(k) Plan”). AXA Equitable sponsors the 401(k) Plan, a tax-qualified defined contribution plan with a cash or deferred arrangement, for its eligible employees, including the Named Executive Officers except for Mr. Malmstrom. Eligible employees may contribute to the 401(k) Plan on a before tax, after-tax, or Roth 401(k) basis (or any combination of the foregoing), up to a percentage of annual eligible compensation as defined in the plan. Before-tax and Roth 401(k) contributions are subject to contribution limits ($17,000 in 2012 and $17,500 in 2013) and compensation limits ($250,000 in 2012 and $255,000 in 2013) imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Prior to February 10, 2012, eligible employees received a matching contribution for their before-tax and Roth 401(k) contributions on a dollar for dollar basis up to three percent of the participant’s annual eligible compensation. Company matching contributions were subject to a three-year cliff-vesting schedule. On February 10, 2012, the matching contribution for AXA Equitable employees was replaced with a discretionary profit sharing contribution opportunity. The discretionary profit sharing contribution for a calendar year is based on company performance for that year and will range from 0% to 4% of eligible compensation. Any contribution for a calendar year is expected to be made in the first quarter of the following year. No profit sharing contribution was made for the 2012 plan year.

11-12

AXA Equitable Retirement Plan (the “Retirement Plan”). AXA Equitable sponsors the Retirement Plan, a tax-qualified defined benefit plan, for its eligible employees, including the Named Executive Officers except Mr. Malmstrom. The Retirement Plan provides for retirement benefits upon reaching age sixty-five and has provisions for early retirement, death benefits, and benefits upon termination of employment for vested participants. It has a three-year cliff-vesting schedule.

The Retirement Plan currently provides a cash balance benefit whereby AXA Equitable establishes a notional account in the name of each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5% of eligible compensation up to the Social Security wage base plus 10% of eligible compensation above the Social Security wage base. Eligible compensation is subject to limits imposed by the Code ($250,000 in 2012 and $255,000 in 2013). In addition, the notional account is credited with deemed interest credits. For pay credits earned on or after April 1, 2012, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012 the rate was 4% for 2012 and for any pay credits earned on or after April 1, 2012, the rate was 0.25% for 2012.

For certain grandfathered participants, the Retirement Plan provides benefits under a formula based on final average pay, estimated Social Security benefits and service.

For additional information on retirement plan benefits for the Named Executive Officers, see the Pension Benefits Table included in this Item 11.

Nonqualified Retirement Plans

AXA Equitable Excess Retirement Plan (the “Excess Plan”). AXA Equitable sponsors the Excess Plan which allows eligible employees, including the Named Executive Officers except Mr. Malmstrom, to earn retirement benefits in excess of what is permitted under the Code with respect to the Retirement Plan. Specifically, the Retirement Plan is subject to rules under the Code that cap both the amount of eligible earnings that may be taken into account for determining benefits under the plan and the amount of benefits the plan may pay annually. The Excess Plan permits participants, including the Named Executive Officers, to accrue and be paid benefits that they would have earned and been paid under the Retirement Plan but for these limits. We believe the Excess Plan is an important component of competitive market-based compensation in both our peer group and generally.

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

11-13

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

The AXA Equitable Supplemental Severance Plan for Executives (the “Supplemental Severance Plan”). AXA Equitable sponsors the Supplemental Severance Plan for officers at the level of Executive Director or above. The Supplemental Severance Plan is intended solely to supplement, and is not duplicative of, any severance benefits for which an executive may be eligible under the Severance Plan. The Supplemental Severance Plan provides that eligible executives will receive, among other benefits:

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

For stock options granted under the Stock Option Plan in 2005 or later, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. For stock options granted to employees prior to 2005 under The AXA Financial, Inc. 1997 Stock Incentive Plan and restricted stock granted under that plan, each stock option will, at the discretion of the Organization and Compensation

11-14

Committee of the AXA Financial Board of Directors (the “AXA Financial OCC”), either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that: (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2012, 2011 and 2010 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units on the settlement date.

Perquisites

We provide our Named Executive Officers with certain perquisites. Pursuant to his employment agreement, Mr. Pearson is entitled to unlimited personal use of a car and driver, two business class trips to the United Kingdom per year with his spouse, expatriate tax services, a company car for his personal use, excess liability insurance coverage, and repatriation costs. Each of the Named Executive Officers may use a car and driver for personal purposes from time to time and may occasionally bring spouses and guests on private aircraft flights otherwise being taken for business reasons. Also, Mr. McMahon and Mr. Lane are each permitted to use a corporate membership in a country club for personal purposes and, in 2012, the company paid for various relocation costs for Mr. Malmstrom and Mr. Lane.

In addition to the above, we provide financial planning and tax preparation services for our Named Executive Officers.

All the Named Executive Officers also receive tax gross-up payments in respect of their transportation and financial planning and tax preparation benefits. Additional tax gross-ups were paid in 2012 for Mr. Malmstrom’s and Mr. Lane’s relocation costs and for Mr. Pearson’s excess liability insurance coverage. Tax gross-ups on most perquisites will be discontinued for 2013.

The incremental costs of perquisites for the Named Executive Officers during 2012 are included in the column entitled “All Other Compensation” in the Summary Compensation Table included in this Item 12.

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

In September 2010, the OCC suspended the compliance window until 2015 due to stock price decline, and because AXA’s delisting of its ADRs and deregistration from the SEC decreased the number of vehicles available for the officers to meet their obligations.

11-15

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

Lorie A. Slutsky (Chair) Danny L. Hale	Barbara Fallon-Walsh (since May 15, 2012)

CONSIDERATION OF RISK MATTERS IN DETERMINING COMPENSATION

We have considered whether our compensation practices are reasonably likely to have a material adverse effect on AXA Equitable and determined that they do not. When conducting our analysis, we considered that our programs have a number of features that contribute to prudent decision-making and avoid an incentive to take excessive risk. The overall incentive design and metrics of our incentive compensation program effectively balance performance over time, considering both company earnings and individual results with various multi-year time-vesting and performance periods. Our short-term incentive program mitigates risk by permitting discretionary adjustments for both funding and granting purposes. We also considered that our general risk management controls, oversight of our programs, award review and governance processes preclude decision-makers from taking excessive risk to achieve targets under the compensation plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Organization and Compensation Committee served as an officer or employee of AXA Equitable.

In 2012, Directors Duverne and Slutsky also served on the Compensation Committee of the Board of Directors of AllianceBernstein Corporation. Mr. de Castries resigned as a member of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation in February 2012.

Mr. Kraus is a director of AXA Equitable. Mr. Kraus is Chairman of the Board and Chief Executive Officer of AllianceBernstein Corporation and, accordingly, also serves in that capacity for AllianceBernstein and AllianceBernstein Holding.

For additional information about the Organization and Compensation Committee, see “Directors, Executive Officers and Corporate Governance”.

11-16

SUMMARY COMPENSATION TABLE

The following table presents the total compensation of our Named Executive Officers for services performed for the AXA Financial Group for the years ended December 31, 2010, December 31, 2011, and December 31, 2012. The amounts listed in this table as well as all other tables reflect all payments made to the Named Executive Officers by AXA Equitable even though a portion of these costs may have been reimbursed by certain affiliates pursuant to various service agreements. The total compensation reported includes items such as salary and non-equity incentive compensation as well as the grant date fair value of performance unit, restricted stock and stock option grants. The performance units, restricted stock and stock options may never become payable or may end up with a value that is substantially different from the value reported here. The amounts in the Total column do not represent “total compensation” as described in the Compensation Discussion and Analysis.

Name	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Compensation(5)	Change in Pension Value and Nonqualified Deferred Comp- ensation Earnings(6)	All Other Comp- ensation(7)	Total
Pearson, Mark	2012	$1,148,562		$1,203,167	$286,034	$1,779,000	$1,446,980	$101,033	$5,964,776
Chairman and Chief Executive Officer	2011	$1,020,510	$1,773,216	$890,826	$341,946	$44,784	$163,551	$273,411	$4,508,244

Malmstrom, Anders	2012	$370,694	$150,000			$350,000	$15,138	$104,448	$990,280
Senior Executive Director and Chief Financial Officer

Poupart-Lafarge, Bertrand	2012	$259,670		$244,385	$37,216	$140,875	—	$317,546	$999,692
Interim Chief Financial Officer

Dziadzio, Richard	2012	$153,433		$585,299	$89,319	—	$629,916	$368,479	$1,826,446
Former Senior	2011	$498,657		$519,688	$133,540	$950,000	$626,096	$40,622	$2,768,603
Executive Vice President and Chief Financial Officer	2010	$487,150		$457,746	$163,352	$1,190,000	$364,020	$40,140	$2,702,408

McMahon, Andrew	2012	$598,389		$997,073	$152,251	$1,530,000	$727,010	$101,217	$4,105,940
President	2011	$586,881		$974,425	$250,389	$1,530,000	$609,702	$80,653	$4,032,050
	2010	$487,150		$879,406	$224,609	$2,000,000	$323,751	$71,397	$3,986,313

Piazzolla, Salvatore	2012	$899,233		$337,354	$51,427	$840,000	$284,377	$94,351	$2,506,742
Senior Executive Director and Chief Human Resources Officer	2011	$743,907	$150,000	$270,672	$69,553	$650,000	$101,548	$237,309	$2,222,989

Lane, Nicholas	2012	$492,904		$620,720	$94,734	$700,000	$306,755	$94,491	$2,309,604
Senior Executive Director and President, Retirement Savings	2011	$431,734		$324,795	$83,462	$540,000	$245,506	$53,480	$1,678,977

Silver, Richard	2012	$164,940		$549,879	$83,907	—	$774,625	$3,197,884	$4,771,235
Former Senior	2011	$498,657		$519,688	$133,540	$960,000	$934,789	$53,011	$3,099,685
Executive Vice President, Chief Administrative Officer and Chief Legal Officer	2010	$487,150		$457,746	$163,352	$1,190,000	$715,750	$55,514	$3,069,512

(1)

Mr. Malmstrom’s salary was paid from his hire date of June 1, 2012 to December 31, 2012. Mr. Poupart-Lafarge’s salary was paid from January 1, 2012 until his employment termination date of September 1, 2012. Mr. Dziadzio’s salary was paid from January 1, 2012 until his employment termination date of April 13, 2012. Mr. Silver’s salary was paid from January 1, 2012 until his retirement on May 1, 2012.

11-17

(2)

For Mr. Malmstrom, this amount represents a sign-on bonus of $150,000 that he received in June 2012. The bonus is subject to recoupment in the event Mr. Malmstrom’s employment is terminated for any reason (other than death or job elimination) prior to one full year of employment.

(3)

The amounts reported in this column represent the aggregate grant date fair value of performance units, AXA miles and restricted stock awarded in each year in accordance with US GAAP accounting guidance. The 2012 performance unit and AXA miles grants were valued at target which represents the probable outcome at grant date. A maximum payout for the performance unit grants would result in additional values of: Pearson $1,564,118, Poupart-Lafarge $316,577, McMahon $1,295,071, Piazzolla $437,436, Lane $805,813.

(4)	The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in each year in accordance with US GAAP accounting guidance.
(5)

The amounts reported for 2012 are the awards paid in February 2013 to each of the Named Executive Officers based on their 2012 performance. The amounts reported for 2011 are the awards paid in February 2012 for 2011 performance. The amounts reported for 2010 are the awards paid in February 2011 for 2010 performance.

(6)

The amounts reported represent the change in the actuarial present value of accumulated pension benefits for each Named Executive Officer. The Named Executive Officers did not have any above-market earnings on non-qualified deferred compensation in 2010, 2011 or 2012.

(7)	The following table provides additional details for the compensation information found in the All Other Compensation column.

Name		Transport(a)	Excess Liability Insurance(b)	Financial Advice(c)	Tax Gross Ups(d)	Life Insurance Premiums(e)	Other Perquisites/ Benefits(f)	Total

Pearson, Mark	2012	$10,816	$4,985	$27,664	$53,138	—	$4,429	$101,032
	2011	$6,036	$4,625	$21,405	$126,906	—	$114,439	$273,411

Malmstrom, Anders	2012	$201		$12,897	$21,440	$757	$69,153	$104,448

Poupart-Lafarge, Bertrand	2012	$38	—	—	$71,539	—	$245,969	$317,546

Dziadzio, Richard	2012	—	—	$5,235	$5,406	—	$357,839	$368,480
	2011	—	$1,750	$15,120	$16,402	—	$7,350	$40,622
	2010	—	$1,750	$14,545	$15,700	—	$8,145	$40,140

McMahon, Andrew	2012	$13,281	—	$16,164	$39,679	$14,171	$17,921	$101,216
	2011	$10,476	$1,750	$15,120	$29,178	$15,359	$8,770	$80,653
	2010	$10,746	$1,750	$14,545	$26,729	$10,277	$7,350	$71,397

Piazzolla, Salvatore	2012	$398	—	$39,651	$39,753	$3,331	$11,218	$94,351
	2011	$73	$1,750	$21,405	$95,993	$4,045	$114,043	$237,309

Lane, Nicholas	2012	$724	—	$12,363	$41,713	$1,018	$38,673	$94,491
	2011	$337	$1,750	$21,405	$19,549	$1,384	$9,055	$53,480

Silver, Richard	2012	—	—	$24,384	$20,169	$16,832	$3,136,500	$3,197,885
	2011	—	$1,750	$15,120	$14,039	$14,752	$7,350	$53,011
	2010	—	$1,750	$14,545	$14,972	$16,217	$8,030	$55,514

a.

Mr. Pearson is entitled to the business and personal use of a dedicated car and driver. The personal use of this vehicle for 2012 was valued based on a formula considering the annual lease value of the vehicle, the compensation of the driver and the cost of fuel. The other Named Executive Officers may use cars and drivers for personal matters from time to time. The value for each executive’s car use is based on a similar formula taking into account the annual lease value of the vehicle and the compensation of the driver.

b.

Prior to 2012, the company paid the premiums for excess liability insurance coverage for each of the Named Executive Officers. The company no longer offers this benefit to the Named Executive Officers, except for Mr. Pearson who is entitled to this benefit under his employment agreement.

c.	The company pays for financial planning and tax preparation services for each of the Named Executive Officers other than Mr. Poupart-Lafarge.
d.

The company pays for tax gross-ups related to the transport and financial planning and tax preparation services for each of the Named Executive Officers who incurred the applicable expenses. In addition, Mr. Pearson received tax gross-ups related to his excess liability insurance and his imputed income related to having a guest accompany him on private aircraft flights. Also, Mr. McMahon, Mr. Piazzolla and Mr. Lane received a tax gross-up related to having a guest accompany them

11-18

on certain business trips. Mr. Malmstrom, Mr. Poupart-Lafarge and Mr. Lane received a tax gross-up related to their relocation costs. Mr. Lane also received a tax gross-up related to his personal use of a company membership in a country club.

e.

This column shows the cost of life insurance coverage provided to the Named Executive Officers under the AXA Equitable Executive Survivor Benefits Plan less the amount of any contributions made by the Named Executive Officers. For this purpose, the cost of the life insurance coverage was determined by multiplying the amount of coverage by the actual policy cost of insurance rates.

f.

This column includes the amount of any employer matching contributions received by each Named Executive Officer under the AXA Equitable 401(k) Plan. This column also includes a $100 or $200 incentive received by the Named Executive Officers who completed a health risk assessment in connection with the company’s wellness program. For Mr. Malmstrom, this column includes certain relocation costs ($43,167) and the amount of contributions made by the Company to his Swiss retirement plan ($25,989). For Mr. Poupart-Lafarge, this column includes certain relocation costs ($245,969). For Mr. Dziadzio, this column includes amounts received for a pay-out of unused vacation pay ($5,754) and a partial bonus payment for 2012 of $350,000. For Mr. McMahon and Mr. Piazzolla, this column includes certain costs related to having a guest accompany them on business trips ($15,650 for Mr. McMahon and $8,111 for Mr. Piazzolla). For Mr. Lane, this column includes the value of his personal use of a company membership in a country club ($17,334), certain relocation costs ($5,698) and certain costs related to having a guest accompany him on business trips ($14,087). For Mr. Silver, this column includes amounts received under a consulting agreement ($991,667), amounts received under his severance agreement ($2,135,435) and a pay-out of unused vacation days ($7,672).

2012 GRANTS OF PLAN-BASED AWARDS

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. This table include both equity and non-equity awards granted during 2012.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(3)	Closing Market Price on Date of Grant(4)	Grant Date Fair Value of Stock and Option Awards(5)
		Thre- shold	Target	Max- imum	Thre- shold	Target	Max- imum

Pearson, Mark		—	$1,955,000	N/A
	03/16/2012				—	116,000	116,000			$15.96	$17.29	$286,034
	03/16/2012				—	69,600	90,480					$1,203,167

Malmstrom, Anders		—	$350,000	N/A

Poupart-Lafarge, Bertrand		—	$165,735	N/A
	03/16/2012				—	5,031	5,031		10,062	$15.96	$17.29	$37,216
	03/16/2012				—	14,087	18,313					$243,520
	03/16/2012				—	25	25	25				$864

Dziadzio, Richard		—	$1,200,000	N/A
	03/16/2012				—	12,073	12,073		24,150	$15.96	$17.29	$89,319
	03/16/2012				—	33,808	43,950					$584,435
	03/16/2012				—	25	25	25				$864

McMahon, Andrew		—	$1,800,000	N/A
	03/16/2012				—	20,581	20,581		41,164	$15.96	$17.29	$152,251
	03/16/2012				—	57,628	74,916					$996,209
	03/16/2012				—	25	25	25				$864

Piazzolla, Salvatore		—	$800,000	N/A
	03/16/2012				—	6,952	6,952		13,904	$15.96	$17.29	$51,427
	03/16/2012				—	19,465	25,305					$336,489
	03/16/2012				—	25	25	25				$864

11-19

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards(3)	Closing Market Price on Date of Grant(4)	Grant Date Fair Value of Stock and Option Awards(5)
		Thre- shold	Target	Max- imum	Thre- shold	Target	Max- imum

Lane, Nicholas		—	$700,000	N/A
	03/16/2012				—	12,805	12,805		25,614	$15.96	$17.29	$94,734
	03/16/2012				—	35,857	46,614					$619,856
	03/16/2012				—	25	25	25				$864

Silver, Richard		—	$1,200,000	N/A
	03/16/2012				—	11,342	11,342		22,686	$15.96	$17.29	$83,907
	03/16/2012				—	31,759	41,287					$549,014
	03/16/2012				—	25	25	25				$864

(1)

The target column shows the target award for 2012 for each Named Executive Officer under the AXA Equitable 2012 Short-Term Incentive Compensation Plan for Senior Officers assuming the plan was fully funded. Mr. Malmstrom’s target was pro-rated based on his hire date of June 1, 2012. There is no minimum or maximum award for any participant in this plan. The actual 2012 awards granted to the Named Executive Officers are listed in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(2)

The second row for each Named Executive Officer (other than Mr. Malmstrom) shows the stock options granted under The AXA Stock Option Plan for AXA Financial Employees and Associates on March 16, 2012. Except for those awarded to Mr. Pearson, these stock options have a ten-year term and a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third is subject to a performance condition requiring the AXA ordinary share to perform at least as well as the DowJones Europe Stoxx Insurance Index over a specified period. This performance condition applies to all of Mr. Pearson’s options. The third row for each Named Executive Officer shows the performance units granted under the 2012 AXA Performance Unit Plan on March 16, 2012. These performance units have a cliff vesting schedule of three years. Performance units are granted unearned. Under the 2012 AXA Performance Unit Plan, the number of units that is earned is determined at the end of a two-year performance period by multiplying the number of units granted by a percentage that is determined based on the performance of AXA Group and AXA Financial Life and Savings Operations over the performance period. The fourth row for each Named Executive Officer shows the AXA miles granted on March 16, 2012.

(3)

The exercise price for the stock options granted on March 16, 2012 is equal to the average of the closing prices for the AXA ordinary share on Euronext Paris over the 20 trading days immediately preceding March 16, 2012. For purposes of this table, the exercise price was converted to U.S. dollars using the euro to U.S. dollar exchange rate on March 15, 2012.

(4)

The closing market price on the date of grant was determined by converting the closing AXA ordinary share price on NYSE Euronext Paris SA on March 16, 2012 to U.S. dollars using the euro to U.S. dollar exchange rate on March 16, 2012.

(5)	The amounts in this column represent the aggregate grant date fair value of stock options and performance units granted in 2012 in accordance with US GAAP accounting guidance.

11-20

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2012

The following table lists outstanding equity grants for each Named Executive Officer as of December 31, 2012. The table includes outstanding equity grants from past years as well as the current year.

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
								Incentive	Incentive
			Equity					Plan	Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable(1)	Unexercisable(1)	Options(1)	Price(2)	Date	Vested(3)	Vested	Vested(4)	Vested

Pearson, Mark	6,308			$11.37	03/14/13	8,721	$153,611.61	114,600	$2,018,563
	6,382			$20.50	03/26/14
	5,771			$25.57	03/29/15
	5,101			$33.57	03/31/16
	5,874		2,936	$44.60	05/10/17
	5,874		2,936	$33.21	04/01/18
	23,050		11,524	$21.59	06/10/19
	20,167	20,167	20,166	$21.08	03/19/20
			137,500	$20.63	03/18/21
			116,000	$15.96	03/16/22

Malmstrom, Anders	2,988		1,494	$13.34	03/20/19	2,915	$51,344.78	18,685	$329,117
	2,917	2,917	2,916	$21.08	03/19/20
		7,700	3,850	$20.63	03/18/21
		7,200	3,600	$15.96	03/16/22

Poupart-Lafarge, Bertrand	6,308			$11.37	03/14/13	1,975	$34,787.63	21,912	$385,958
	8,893			$20.50	03/26/14
	7,847			$25.57	03/29/15
	577			$23.34	06/27/15
	8,161			$33.57	03/31/16
	3,996		1,997	$44.60	05/10/17
	3,381		1,690	$33.21	04/01/18
	3,108		1,553	$13.34	03/20/19
	1,750	1,750	1,750	$21.08	03/19/20
		7,000	3,500	$20.63	03/18/21
		10,062	5,031	$15.96	03/16/22

Dziadzio, Richard

McMahon, Andrew	68,366			$25.90	03/29/15	27,283	$480,562.49	106,876	$1,882,513
	31,877			$33.78	03/31/16
	17,944		8,971	$45.72	05/10/17
	18,536		9,267	$33.21	04/01/18
	20,058		10,029	$13.34	03/20/19
	20,073	20,072	20,072	$21.08	03/19/20
		67,124	33,560	$20.63	03/18/21
		41,164	20,581	$15.96	03/16/22

Piazzolla, Salvatore		18,646	9,322	$20.63	03/18/21	25	$440.35	33,163	$584,133
		13,904	6,952	$15.96	03/16/22

11-21

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
								Incentive	Incentive
			Equity					Plan	Plan
			Incentive					Awards:	Awards:
			Plan					Number of	Market or
			Awards:			Number	Market	Unearned	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable(1)	Unexercisable(1)	Options(1)	Price(2)	Date	Vested(3)	Vested	Vested(4)	Vested

Lane, Nicholas	2,748			$23.37	06/06/15	3,399	$59,869.95	52,289	$921,018
	3,794			$33.78	03/31/16
	2,803			$45.72	05/10/17
	4,520		2,258	$33.21	04/01/18
	5,738		2,867	$13.34	03/20/19
	3,500	3,500	3,500	$21.08	03/19/20
		22,374	11,187	$20.63	03/18/21
		25,614	12,805	$15.96	03/16/22

Silver, Richard	62,302			$11.95	03/14/13	8,297	$146,143.28	58,036	$1,022,246
	45,585			$19.68	03/26/14
	34,805			$25.90	03/29/15
	36,431			$33.78	03/31/16
	19,066		9,531	$45.72	05/10/17
	19,694		9,846	$33.21	04/01/18
	20,058		10,029	$13.34	03/20/19
	14,598	14,598	14,598	$21.08	03/19/20
		35,800	17,898	$20.63	03/18/21
		22,686	11,342	$15.96	03/16/22

(1)

All stock options have ten-year terms. All stock options granted in 2007 and later (other than the options granted to Mr. Lane in 2007) have a vesting schedule of four years, with one-third of the grant vesting on each of the second, third and fourth anniversaries of the grant date, provided that the last third will vest only if the AXA ordinary share performs at least as well as the DowJones EuroStoxx Insurance Index during a specified period (this condition applies to all options granted to Mr. Pearson in 2012 and 2011). All stock options granted in 2006 and earlier are vested.

(2)

Stock options granted prior to 2005 to each Named Executive Officer other than Mr. Pearson and Mr. Poupart-Lafarge have U.S. dollar exercise prices. Stock options granted in 2005 and later, and all options granted to Mr. Pearson, Mr. Malmstrom and Mr. Poupart-Lafarge, have euro exercise prices. All euro exercise prices have been converted to U.S. dollars based on the euro to U.S. dollar exchange rate on the day prior to the grant date. The actual U.S. dollar equivalent of the exercise price will depend on the exchange rate at the date of exercise.

(3)

For Mr. Pearson, this column reflects 8,721 earned performance units. For Mr. Malmstrom, this column reflects 2,890 earned performance units and 25 AXA miles. For Mr. Poupart-Lafarge, this column reflects 1,950 earned performance units and 25 AXA miles. For Mr. McMahon, this column reflects 11,375 earned performance units, 15,883 restricted AXA ordinary shares granted in 2010 and 25 AXA miles. For Mr. Piazzolla, this column reflects 25 AXA miles. For Mr. Lane, this column reflects 3,374 earned performance units and 25 AXA miles. For Mr. Silver this column reflects 8,272 earned performance units and 25 AXA miles.

(4)

The amounts in this column include all unearned and unvested performance units as of December 31, 2012 as well as the 25 AXA miles granted on March 16, 2012 which are subject to both time vesting and performance conditions.

11-22

OPTION EXERCISES AND STOCK VESTED IN 2012

The following table summarizes the value received from stock option exercises and stock grants vested during 2012.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)

Pearson, Mark			11,531	$190,429

Malmstrom, Anders			—	—

Poupart-Lafarge, Bertrand			1,950	$33,677

Dziadzio, Richard	53,704	$138,619	8,273	$142,875

McMahon, Andrew			11,375	$196,446

Piazzolla, Salvatore			—	—

Lane, Nicholas			3,374	$58,269

Silver, Richard	62,302	$313,441	8,273	$142,875

(1)

This column reflects the number of performance units granted to the executives under the 2010 AXA Performance Unit Plan that vested on March 19, 2012. The payout of the units was 100% in cash. For Mr. Pearson, this column also includes 2,810 shares granted under AXA’s 2008 Performance Share Plan that vested on April 28, 2012.

(2)

The value of the performance units that vested in 2012 was determined based on the average of the high and low AXA ordinary share price on March 19, 2012, converted to U.S. dollars using euro to U.S. dollar exchange rate on March 19, 2012.

PENSION BENEFITS AS OF DECEMBER 31, 2012

The following table lists the pension program participation and actuarial present value of each Named Executive Officer’s defined benefit pension at December 31, 2012.

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year

Pearson, Mark	AXA Equitable Retirement Plan	3	$42,840	—
	AXA Equitable Excess Retirement Plan	3	$164,467	—
	AXA Equitable Executive Survivor Benefit Plan	3	$1,403,224	—

Malmstrom, Anders	AXA Equitable Retirement Plan	—	$0	—
	AXA Equitable Excess Retirement Plan	—	$0	—
	AXA Equitable Executive Survivor Benefit Plan	—	$15,138	—

Poupart-Lafarge	AXA Equitable Retirement Plan	—	$0	—
Bertrand	AXA Equitable Excess Retirement Plan	—	$0	—
	AXA Equitable Executive Survivor Benefit Plan	—	$0	—

Dziadzio, Richard	AXA Equitable Retirement Plan	7	$179,014	—
	AXA Equitable Excess Retirement Plan	7	$0	$826,805
	AXA Equitable Executive Survivor Benefit Plan	7	$1,119,859	—

McMahon, Andrew	AXA Equitable Retirement Plan	6	$166,226	—
	AXA Equitable Excess Retirement Plan	6	$1,129,454	—
	AXA Equitable Executive Survivor Benefit Plan	6	$748,342	—

11-23

Name	Plan Name(1)	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments during the last fiscal year

Piazzolla, Salvatore	AXA Equitable Retirement Plan	1	$18,035	—
	AXA Equitable Excess Retirement Plan	1	$46,856	—
	AXA Equitable Executive Survivor Benefit Plan	1	$321,034	—

Lane, Nicholas	AXA Equitable Retirement Plan	6	$158,355	—
	AXA Equitable Excess Retirement Plan	6	$240,143	—
	AXA Equitable Executive Survivor Benefit Plan	6	$281,561	—

Silver, Richard	AXA Equitable Retirement Plan	26	$672,667	—
	AXA Equitable Excess Retirement Plan	26	$777,589	$1,166,565
	AXA Equitable Executive Survivor Benefit Plan	26	$2,322,002	—

(1)

Except as described in the following sentence, the December 31, 2012 liabilities for the AXA Equitable Retirement Plan (the “Retirement Plan”), the AXA Equitable Excess Retirement Plan (the “Excess Plan”) and the AXA Equitable Executive Survivor Benefits Plan (the “ESB Plan”) were calculated using the same participant data, plan provisions and actuarial methods and assumptions used under U.S. GAAP accounting guidance. A retirement age of 65 is assumed for all pension plan calculations except that Mr. Silver is assumed to begin receiving payments at age 60 since he is eligible for an unreduced Prior Plan Annuity Benefit (as defined below) at that time.

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

The Retirement Plan currently provides a cash balance benefit whereby a notional account is established for each Retirement Plan participant. This notional account is credited with deemed pay credits equal to 5% of eligible earnings up to the Social Security wage base plus 10% of eligible earnings above the Social Security wage base. Eligible earnings include base salary and short-term incentive compensation and are subject to limits imposed by the Internal Revenue Code of 1986, as amended (currently, $255,000 in 2013). In addition, the notional account is credited with deemed interest credits. For pay credits earned on or after April 1, 2012, the interest rate is determined annually based on the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012, the annual interest rate is the greater of 4% or a rate derived from the average discount rates for one-year Treasury Constant Maturities. For pay credits earned prior to April 1, 2012 the rate was 4% for 2012 and for any pay credits earned on or after April 1, 2012, the rate was 0.25% for 2012.

All of the Named Executive Officers, except Mr. Malmstrom and Mr. Poupart-Lafarge, are entitled to a cash balance benefit. In addition, Mr. Silver is entitled to a monthly annuity benefit that is provided to employees who were participants in the Retirement Plan before January 1, 1989 (the “Prior Plan Annuity Benefit”). His Prior Plan Annuity Benefit is the product of 60% of his final average monthly earnings and his service reduction factor, with an offset for Social Security benefits. For this purpose, his final average monthly earnings is the average of his highest monthly eligible earnings for any 60-consecutive months during the 120-month period ending December 31, 1988 and his service reduction factor is the quotient of his actual years of service as of December 31, 1988 divided by 30.

Participants elect the time and form of payment of their Retirement Plan benefits after they separate from service. The normal form of payment for retirement plan benefits depends on a participant’s marital status as of the payment commencement date. If the participant is unmarried, the normal form will be a single life annuity. If the participant is married, the normal form will be a 50% joint and survivor annuity. Subject to spousal consent requirements, participants may elect the following optional forms of payment:

•	Single life annuity;

•	Optional joint and survivor annuity of any whole percentage between 1% and 100%; and

•	Lump sum (cash balance benefits only).

11-24

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

The Excess Plan was amended effective September 1, 2008 to comply with the provisions of Code Section 409A. Pursuant to the amendment, a participant’s Excess Plan benefits vested after 2005 will generally be paid in a lump sum on the first day of the month following the month in which separation from service occurs, provided that payment will be delayed six months for “specified employees” (generally, the fifty most highly-compensated officers of AXA Group), unless the participant made a special one-time election with respect to the time and form of payment of those benefits by November 14, 2008. The time and form of payment of Excess Plan benefits that vested prior to 2005 is the same as the time and form of payment of the participant’s Retirement Plan benefits. Mr. Malmstrom and Mr. Poupart-Lafarge do not participate in the Excess Plan.

The ESB Plan

The ESB Plan offers financial protection to a participant’s family in the case of his or her death. Eligible employees may choose up to four levels of coverage and the form of benefit to be paid at each level. Each level provides a benefit equal to one times the participant’s eligible compensation (generally, base salary plus higher of most recent short-term incentive compensation award and the average of the three highest short-term incentive compensation awards), subject to an overall $25 million cap. Each level offers different coverage choices. Generally, the participant can choose between a life insurance death benefit and a deferred compensation benefit payable upon death at each level.

Level 1

A participant can choose between two options at Level 1:

•

Lump Sum Option – Under the Lump Sum Option, a life insurance policy is purchased on the participant’s life. At death, the participant’s beneficiary receives a tax-free lump sum death benefit from the policy. The participant is taxed annually on the value of the life insurance coverage provided.

•

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

Level 2

At Level 2, a participant can choose among the Lump Sum Option and Survivor Income Option, described above, and:

•

Surviving Spouse Benefit Option – The Surviving Spouse Benefit Option provides the participant’s spouse with monthly income equal to about 25% of the participant’s monthly compensation (with an offset for social security). The payments are taxable but there is no annual taxation to the participant. The duration of the monthly income depends on the participant’s years of service at death (minimum of 5 years).

Level 2 coverage continues after retirement until the participant’s death.

Levels 3 and 4

At Levels 3 and 4, a participant can choose among the Lump Sum Option and Survivor Income Option, described above and:

•

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

11-25

NON-QUALIFIED DEFERRED COMPENSATION TABLE AS OF DECEMBER 31, 2012

The following table provides information on compensation the Named Executive Officers have elected to defer as described in the narrative that follows.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at at Last FYE

Pearson, Mark

Malmstrom, Anders

Poupart-Lafarge,

Bertrand

Dziadzio, Richard

McMahon, Andrew

Piazzolla, Salvatore

Lane, Nick

Silver, Richard			$63,029	$26,852	$587,408

The Variable Deferred Compensation Plan for Executives

The above table reflects amounts deferred by Mr. Silver under The Variable Deferred Compensation Plan for Executives (the “VDCP”). Under the VDCP, eligible employees were permitted to defer the receipt of up to 25% of their base salary and short-term incentive compensation, as well as 100% of any restricted stock grants. Deferrals were credited to a bookkeeping account in the participant’s name on the first day of the month following the month in which the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the participant’s name. The VDCP was frozen as of December 31, 2004 so that no amounts earned or vested after 2004 could be deferred under the VDCP.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below and the accompanying text presents the hypothetical payments and benefits that would have been payable if the Named Executive Officers terminated employment, or a change-in-control of AXA Financial occurred, on December 31, 2012 (the “Trigger Date”). The payments and benefits described are hypothetical only, as no such payments or benefits have been paid or made available. Hypothetical payments or benefits that would be due under arrangements that are generally available on the same terms to all salaried employees are not described.

11-26

Retirement

No Named Executive Officers were eligible to retire on the Trigger Date. For this purpose, “retirement” means termination of service on or after the normal retirement date or any early retirement date under the Retirement Plan.

Voluntary Termination Other Than Retirement

Named Executive Officers Other than Mr. Pearson

If the Named Executive Officers, other than Mr. Pearson, had voluntarily terminated employment other than by retirement on the Trigger Date:

Short-Term Incentive Compensation: The executives would not have been entitled to any short-term incentive compensation awards for 2012.

Stock Options: All stock options granted under the Stock Option Plan to the executives after 2004 would have been forfeited on the termination date. All stock options granted prior to 2005 under The AXA Financial, Inc. 1997 Stock Incentive Plan would have continued to be exercisable until the earlier of their expiration date and 30 days following the termination date.

Performance Units: The executives would have forfeited all performance units.

AXA Miles: The executives would have forfeited all 50 of the AXA miles granted on March 16, 2012.

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

Severance Pay	$6,210,000

Pro-Rated Bonus	$1,955,000

Additional Pension Accruals	$609,630

11-27

Death

If the Named Executive Officers had terminated employment due to death on the Trigger Date:

Short-Term Incentive Compensation: The executives would not have been entitled to any short-term incentive compensation awards for 2012.

Stock Options: All stock options would have immediately vested. All stock options granted under the Stock Option Plan to the executives after 2004, and all options granted to Mr. Pearson, would have continued to be exercisable until the earlier of their expiration date and the six-month anniversary of the date of death. If the Participant’s beneficiary did not exercise the options within this time limit, the beneficiary would be granted a stock appreciation right (“SAR”) which would entitle the beneficiary to a cash payment equal to the appreciation in the stock over the exercise price of the forfeited option. The SAR would automatically be paid out on the date that is the earlier of (i) 5 years from the date of death and (ii) the expiration date of the forfeited option (note that in the case of Mr. Pearson, this SAR provision applies only to his 2011 and 2012 options). All stock options granted prior to 2005 under The AXA Financial, Inc. 1997 Stock Incentive Plan would have continued to be exercisable until their expiration date.

Performance Units: The number of unearned performance units outstanding on the Trigger Date would have been multiplied by an assumed Performance Factor of 1.3 and the resulting amount would have been paid to the executive’s heirs. The units would have been valued based on the closing price of the AXA ordinary share on Euronext Paris and the euro to U.S. dollar exchange rate on the Trigger Date.

AXA Miles: The executive’s heirs would receive 50 AXA ordinary shares at the end of the vesting period (i.e., March 16, 2016).

Restricted Stock: All non-transferable stock granted to the executives in connection with a performance unit payout would have immediately become transferable. Mr. McMahon’s restricted stock grant would have become immediately non-forfeitable and transferable.

Retirement Benefits: The executives’ heirs would have been entitled to the benefits described in the pension and nonqualified deferred compensation tables above.

Involuntary Termination Without Cause

Named Executive Officers Other than Mr. Pearson

Mr. Poupart-Lafarge, Mr. Silver and Mr. Dziadzio actually terminated employment during 2012. For the other Named Executive Officers excluding Mr. Pearson, had they been terminated, they would have been eligible for severance benefits under the AXA Equitable Severance Benefit Plan, as supplemented by the AXA Equitable Supplemental Severance Plan for Executives (collectively, the “Severance Plan”), if an involuntary termination of employment had occurred on the Trigger Date that satisfied the conditions in the Severance Plan. To receive benefits, the executives would have been required to sign a separation agreement including a release of all claims against AXA Equitable and its affiliates and non-solicitation provisions.

The severance benefits would have included:

•	severance pay equal to 52 weeks’ of salary;

•

additional severance pay equal to the greater of: (i) the most recent STIC award paid to the executive, (ii) the average of the three most recent STIC awards paid to the executive or (iii) the executive’s target STIC award for 2012;

•	a lump sum payment equal to the sum of: (i) the executive’s target STIC award for 2012 and (ii) $40,000;

•	one year’s continued participation in the ESB Plan; and

•	pension accruals for all severance pay, subject to the terms of the Retirement Plan and the Excess Plan.

11-28

The following table lists the payments and pension accruals that the executives would have received if they were involuntarily terminated under the Severance Plan on the Trigger Date as well as the implications for their stock option, performance unit and restricted stock awards:

	Severance Benefits			Equity Grants
Name	Severance	Lump Sum Payment	Additional Pension Accruals	Stock Options	Performance Units	Restricted Stock(1)
Malmstrom, Anders	$1,236,671	$390,000	$117,982	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

McMahon, Andrew	$2,393,556	$1,840,000	$233,671	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	A pro-rated portion of each grant would become non- forfeitable on the Trigger Date based on the number of months worked since the grant date but remain non- transferable until the fifth anniversary of the grant date.

Piazzolla, Salvatore	$1,695,435	$840,000	$163,859	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

Lane, Nicholas	$1,196,778	$740,000	$113,993	Options would continue to vest and be exercisable until the earlier of their expiration date and 30 days after the end of the one-year severance period.	Forfeited	N/A

(1)

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

For stock options granted under the Stock Option Plan in 2005 or later, if there is a change in control of AXA Financial, all stock options will become immediately exercisable for their term regardless of the otherwise applicable exercise schedule. For stock options granted to employees prior to 2005 under the AXA Financial, Inc. 1997 Stock Incentive Plan and restricted stock granted under that plan, each stock option will, at the discretion of the Organization and Compensation Committee of

11-29

the AXA Financial Board of Directors (the “AXA Financial OCC”), either be canceled in exchange for a payment in cash or become immediately exercisable and all restricted stock will become non-forfeitable and be immediately transferable unless the AXA Financial OCC reasonably determines that: (i) the stock options or restricted stock will be honored, (i) the stock options or restricted stock will be assumed or (iii) alternative awards will be substituted for the stock options and restricted stock. Such alternative awards must, among other items, provide rights and entitlements substantially equivalent to, or better than, the rights and entitlements of the existing awards and must have substantially equivalent economic value.

Under the 2012, 2011 and 2010 Performance Unit Plans, if there is a change in control of AXA Financial at any time between the end of the performance period and the settlement date of the performance units, participants in the plan will maintain the right to receive the settlement of their performance units.

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

2012 DIRECTOR COMPENSATION TABLE

The following table provides information on compensation that was paid to our directors for 2012 services. Each of our directors serves on the boards of AXA Financial, AXA Equitable and two other affiliates. The amounts below include amounts paid for the directors’ services for all four boards.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(4)	Total
De Castries, Henri	—	—	—	—	—	$125,562	$125,562
Duverne, Denis	—	—	—	—	—	$50,601	$50,601
De Oliveira, Ramon	$65,000	$80,000	$5,509	—	—	$708	$151,217
Fallon-Walsh, Barbara	$43,292	$31,445	—	—	—	$1,287	$76,024
Goins, Charlynn(5)	$72,200	$80,000	$5,509	—	—	$2,721	$160,430
Hale, Danny L.	$94,100	$80,000	$5,509	—	—	$2,727	$182,336
Hamilton, Anthony L.	$99,400	$80,000	$5,509	—	—	$902	$185,811
Higgins, James F.(5)	$11,790	$5,460	—	—	—	$217	$17,467
Kraus, Peter S.	—	—	—	—	—	—	—
Miller, Scott D.(5)	$7,098	$5,460	—	—	—	$136	$12,694
Scott, Bertram	$45,392	$31,445	—	—	—	$518	$77,355
Slutsky, Lorie A.	$83,508	$80,000	$5,509	—	—	$901	$169,918
Suleiman, Ezra(5)	$79,700	$80,000	$5,509	—	—	$2,840	$168,049
Tobin, Peter J.(5)	$13,563	$5,460	—	—	—	$353	$19,376
Vaughan, Richard C.	$101,636	$80,000	$5,509	—	—	$1,135	$188,280

(1)	For 2012, each of our non-officer directors received the following cash compensation:

•	$65,000 cash retainer (pro-rated for partial years of service);

•	$1,200 for each special board meeting attended;

•	$1,500 for each Audit Committee meeting attended; and

•	$1,200 for all other Committee meetings attended.

In addition, the Chairpersons of the Organization and Compensation Committee, the Investment Committee and the Investment and Finance Committee each received an additional $10,000 retainer and the Chairman of the Audit Committee received a $12,500 retainer.

11-30

(2)

The amounts reported in this column represent the aggregate grant date fair value of restricted and unrestricted stock awarded in 2012 in accordance with U.S. GAAP accounting guidance. As of December 31, 2012, our directors had outstanding restricted stock awards in the following amounts:

Mr. De Oliveira	1,735 restricted shares
Ms. Goins	4,655 restricted shares
Mr. Hale	3,250 restricted shares
Mr. Hamilton	4,655 restricted shares
Mr. Higgins	2,920 restricted shares
Mr. Miller	2,920 restricted shares
Ms. Slutsky	4,655 restricted shares
Mr. Suleiman	4,655 restricted shares
Mr. Tobin	2,920 restricted shares
Mr. Vaughan	3,250 restricted shares

(3)

The amounts reported in this column represent the aggregate grant date fair value of stock options awarded in 2012 in accordance with U.S. GAAP accounting guidance. As of December 31, 2012, our directors had outstanding stock options in the following amounts:

Mr. De Oliveira	2,234 options
Ms. Goins	11,178 options
Mr. Hale	4,176 options
Mr. Hamilton	15,789 options
Mr. Higgins	13,555 options
Mr. Miller	13,555 options
Ms. Slutsky	11,178 options
Mr. Suleiman	11,178 options
Mr. Tobin	13,555 options
Mr. Vaughan	4,176 options

(4)

For Mr. De Castries and Mr. Duverne, this column lists amounts received for consulting services as well as amounts paid by the company for their spouses to accompany them on a business trip or event (as well as any related tax gross-up). For all other directors, this column lists premiums paid by the company for $125,000 of group life insurance coverage and any amounts paid by the company for a director’s spouse to accompany the director on a business trip or event (as well as any related tax gross-up).

(5)	Mr. Higgins, Mr. Miller and Mr. Tobin retired effective February 10, 2012. Ms. Goins and Mr. Suleiman retired effective January 1, 2013.

The Equity Plan for Directors

Under The Equity Plan for Directors (the “Equity Plan”), non-officer directors are granted the following each year:

•	an option award (granted in the first quarter);

•	a restricted stock award (granted in the first quarter); and

•	a stock retainer of $50,000, payable in two installments in June and December.

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

11-31

Deferrals of Restricted Stock and Stock Retainer

Non-officer directors may elect to defer receipt of at least ten percent of their stock retainer and/or restricted stock awards. Upon deferral, the director receives deferred stock units in the same number and with the same vesting restrictions, if any, as the underlying awards. The director is entitled to receive dividend equivalents on such deferred stock units, if applicable. The deferred stock units will be distributed in stock on an elected distribution date or upon the occurrence of certain events.

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

Business Travel Accident

All directors are covered for accidental loss of life while traveling to, or returning from:

•	board or committee meetings;

•	trips taken at our request; and

•	trips for which the director is compensated.

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

The Post-2004 Variable Deferred Compensation Plan for Directors

Non-officer directors may defer up to 100% of their annual cash retainer and meetings fees under The Post-2004 Variable Deferred Compensation Plan for Directors (the “Deferral Plan”). Deferrals are credited to a bookkeeping account in the director’s name in the month that the compensation otherwise would have been paid to him or her. The account is used solely for record keeping purposes and no assets are actually placed into any account in the director’s name. The minimum deferral is 10%.

Account balances in the Deferral Plan are credited with gains and losses as if invested in the available earnings crediting options chosen by the participant. The Deferral Plan currently offers a variety of earnings crediting options which are among those offered by the AXA Premier VIP Trust and EQ Advisors Trust.

11-32

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

11-33

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

12-1

SECURITY OWNERSHIP BY MANAGEMENT

The following tables set forth, as of December 31, 2012, certain information regarding the beneficial ownership of common stock of AXA and of AllianceBernstein Holding Units and AllianceBernstein Units by each of our directors and executive officers and by all of our directors and executive officers as a group.

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Mark Pearson(2)	125,236		*

Andrew McMahon(3)	217,867		*

Henri de Castries(4)	4,458,696		*

Ramon de Oliveria	7,682		*

Denis Duverne(5)	2,565,402		*

Barbara Fallon-Walsh(6)	1,989		*

Danny L. Hale	11,401		*

Anthony J. Hamilton(7)	49,509		*

Peter S. Kraus	—		*

Bertram L. Scott	1,989		*

Lorie A. Slutsky(8)	25,625		*

Richard C. Vaughan	11,502		*

Dave S. Hattem(9)	126,665		*

Nick Lane(10)	45,335		*

Anders Malmstrom(11)	9,877		*

Salvatore Piazzolla	50		*

Amy J. Radin	50		*

All directors, director nominees and executive officers as a group (17 persons)(12)	7,658,875		*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA ordinary shares. Each AXA ADS represents the right to receive one AXA ordinary share.
(2)

Includes 78,527 shares Mr. Pearson can acquire within 60 days under option plans. Also includes (i) 4,719 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Pearson in 2009 and (ii) 8,721 earned and unpaid AXA performance units, which he can elect to receive in the form of shares or cash.

(3)

Includes 176,854 shares Mr. McMahon can acquire within 60 days under option plans. Also includes (i) 4,165 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. McMahon in 2009, (ii) 15,883 restricted shares that will vest on May 20, 2015, and (iii) 11,375 earned and unpaid AXA performance units, which he can elect to receive in the form of shares or cash.

(4)

Includes 2,950,340 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 231,000 unvested AXA performance shares, which are paid out when vested based on the price of an AXA ordinary share at that time and are subject to achievement of internal performance conditions.

(5)	Includes 1,889,169 shares Mr. Duverne can acquire within 60 days under option plans.
(6)	Includes 1,989 deferred stock units under The Equity Plan for Directors.
(7)	Includes (i) 9,346 shares Mr. Hamilton can acquire within 60 days under options plans and (ii) 31,798 deferred stock units under The Equity Plan for Directors.

12-2

(8)	Includes (i) 4,735 shares Ms. Slutsky can acquire within 60 days under options plans and (ii) 19,845 deferred stock units under The Equity Plan for Directors.
(9)

Includes 70,017 shares Mr. Hattem can acquire within 60 days under option plans. Also includes (i) 1,406 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Hattem in 2009 and (ii) 3,055 earned and unpaid AXA performance units, which he can elect to receive in the form of shares or cash.

(10)

Includes 23,103 shares Mr. Lane can acquire within 60 days under option plans. Also includes (i) 6,097 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Lane in 2009 and (ii) 3,374 earned and unpaid AXA performance units, which he can elect to receive in the form of shares or cash.

(11)

Includes 5,905 shares Mr. Malmstrom can acquire within 60 days under option plans. Also includes 1,032 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Malmstrom in 2009 and (ii) 2,890 earned and unpaid AXA performance units, which he can elect to receive in the form of shares or cash.

(12)	Includes 5,207,996 shares the directors and executive officers as a group can acquire within 60 days under option plans.

AllianceBernstein Holding Units and AllianceBernstein Units

	AllianceBernstein Holding L.P.		AllianceBernstein L.P.
Name of Beneficial Owner	Number of Units	Percent of Class	Number of Units

Mark Pearson(1)	—	*	—

Andrew McMahon(1)	—	*	—

Henri de Castries(1)	2,000	*	—

Ramon de Oliveira(1)	—	*	—

Denis Duverne(1)	2,000	*	—

Barbara Fallon-Walsh(1)	—	*	—

Danny L. Hale(1)	—	*	—

Anthony J. Hamilton(1)	—	*	—

Peter S. Kraus(1) (2)	4,337,643	4.1%	—

Bertram L. Scott(1)	—	*	—

Lorie A. Slutsky(1) (3)	56,863	*	—

Richard C. Vaughan(1)	—	*	—

Dave S. Hattem(1)	—	*	—

Nick Lane(1)	—	*	—

Anders Malmstrom(1)	—	*	—

Salvatore Piazzolla(1)	—	*	—

Amy J. Radin(1)	—	*	—

All directors, director nominees and executive officer of as a group (17 persons)(4)	4,398,506	4.1%	—

*	Number of Holding Units listed represents less than 1% of the Units outstanding.
(1)	Excludes units beneficially owned by AXA and its subsidiaries.

12-3

(2)

In connection with the commencement of Mr. Kraus’s employment with AllianceBernstein, on December 19, 2008, he was granted 2,722,052 restricted Holding units. Subject to accelerated vesting clauses in Mr. Kraus’ employment agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or AllianceBernstein Holding L.P. ceasing to be publicly traded and certain qualifying terminations of employment), Mr. Kraus’s restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, which commenced December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. AllianceBernstein withheld 280,263 Holding Units, 277,487 Holding Units, 274,764 Holding Units and 273,947 Holding Units, respectively, from Mr. Kraus’ distributions when the 2009, 2010, 2011 and 2012 tranches of his restricted Holding Unit grant vested to cover withholding tax obligations. Mr. Kraus’s total reflected in the table includes 544,410 Holdings Units awarded under Mr. Kraus’ employment agreement and 2,772,052 Holding Units under Mr. Kraus’ extended employment agreement that have not yet vested or been distributed to him.

(3)	Includes 44,572 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.
(4)	Includes 44,572 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

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

As a wholly-owned subsidiary of AXA Financial, and ultimately of AXA, AXA Equitable (and its subsidiaries) enter into various transactions with both AXA Financial and AXA and their subsidiaries in the normal course of business including, among others, service agreements, reinsurance transactions, and lending and other financing arrangements. While there is no formal written policy for the review and approval of transactions between AXA Equitable and AXA and/or AXA Financial, such transactions are routinely subject to a review and/or approval process. For example, payments made by AXA Equitable to AXA and its subsidiaries pursuant to certain intercompany service or other agreements (“Intercompany Agreements”) are reviewed with the Audit Committee on an annual basis. The amount paid by AXA Equitable for any personnel, property and services provided under such Intercompany Agreements may not exceed the fair market value of such personnel, property and services. Additionally, Intercompany Agreements to which AXA Equitable is a party are subject to the approval of the New York State Department of Financial Services pursuant to New York’s insurance holding company systems act.

In practice, any proposed related party transaction which management deems to be significant or outside of the ordinary course of business would be submitted to the Board of Directors for its approval.

Investment Management

The partnership agreements for each of AllianceBernstein Holding and AllianceBernstein expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AllianceBernstein Holding and AllianceBernstein if the terms of the transaction are approved by AllianceBernstein Corporation (the “General Partner”) in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, AllianceBernstein’s management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to AllianceBernstein’s audit committee for review and approval; in 2012, the unanimous consent of the AllianceBernstein audit committee constituted the consent of four of six independent directors on the board. AllianceBernstein is not aware of any transaction during 2012 between it and any related person with respect to which these procedures were not followed.

13-1

AllianceBernstein does not have written policies regarding the employment of immediate family members of any of its related persons. Compensation and benefits for all of its employees are established in accordance with AllianceBernstein’s employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

For additional information about AllianceBernstein’s related party transactions, see AllianceBernstein’s Annual Report on Form 10-K for the year-ended December 31, 2012 filed with the SEC on February 12, 2013.

TRANSACTIONS BETWEEN AXA EQUITABLE AND AFFILIATES

The following tables summarize transactions between AXA Equitable and related persons during 2012. The first set of tables summarize services that related persons provided to AXA Equitable, and the second set tables summarize services that AXA Equitable provided to related persons:

INSURANCE(1)

Parties	General Description of Relationship	Amount Paid or Accrued in 2012

AXA Distribution Holding Corporation and is subsidiaries (“AXA Distribution Holding”)(2) (3)	We pay commissions and fees to AXA Distribution Holding and its subsidiaries for the sale of our insurance products.	$684,079,498

AXA Technology Services America, Inc. (“AXA Tech”)(3)	AXA Tech provides certain technology related services, including data processing services and functions.	$110,995,909

AXA Financial(3) (4)	We reimburse AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits.	$11,771,551

GIE Informatique AXA (“GIE Informatique”)(3)	GIE Informatique provides certain services, including but not limited to marketing and branding, finance and control, strategy, business support and development and audit, and legal.	$9,999,564

AXA Business Service Private Ltd. (“ABS”)(3)	ABS provides certain policy administration services, including policy records updates, account maintenance, certain claim review and approval services and employee records updates and reporting services.	$7,567,445

AXA Group Solutions Pvt. Ltd. (“AXA Group Solutions”)(3)	AXA Group Solutions provides maintenance and development support for applications	$1,657,576

GIE AXA Universite (“GIE Universite”)(3)	GIE Universite provides management training seminars to our management employees.	$259,207

AXA Liabilities Manager (“AXA LM”)(3)	AXA LM provides accounting services and claims managements services to the accident and health reinsurance pools we participate in.	$250,879

13-2

INVESTMENT MANAGEMENT(5)

Parties	General Description of Relationship	Amount Paid or Accrued in 2012

AXA Advisors LLC (“AXA Advisors”)(3) (6)	AXA Advisors distributes certain of AllianceBernstein retail products and provides private client referrals.	$7,924,000

ABS(3)	ABS provides data processing services and support for certain investment operations functions.	$7,623,000

AXA Technology Services India Pvt. Ltd. (“AXA Tech India”)(3)	AXA Tech India provides certain data processing services and functions.	$3,991,000

AXA Group Solutions(3)	AXA Group Solutions provides maintenance and development support for applications.	$2,287,000

AXA Advisors(3) (6)	AXA Advisors sells shares of AllianceBernstein’s mutual funds under Distribution Services and Educational Support agreements.	$1,430,000

GIE(3)	GIE provides cooperative technology development and procurement services.	$905,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(3)	Each entity is an indirect wholly-owned subsidiary of AXA.
(4)	We are an indirect wholly-owned subsidiary of AXA Financial.
(5)	AllianceBernstein or one of its subsidiaries is a party to each transaction.
(6)	AXA Advisors is an indirect wholly-owned subsidiary of AXA Financial.

INSURANCE(1)

Parties	General Description of Relationship	Amount Received or Accrued in 2012

AXA Distribution Holding and its subsidiaries(3) (4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Distribution Holding and its subsidiaries.	$348,249,548

MONY Life Insurance Company and its subsidiaries (“MONY Life”)(2) (4)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to MONY and its subsidiaries.	$132,360,147

AXA Investment Managers (“AXA IM”), AXA Tech and AXA LM(4)	Employees of these entities and/or their subsidiaries are enrolled in certain of our employee benefit plans.	$10,558,000

AXA Corporate Solutions Life Reinsurance Company (“ACS”)(4)	We provide certain administrative services to ACS including, but not limited to marketing and branding, finance and control, strategy, audit and legal.	$4,252,498

AXA Equitable Life and Annuity Company (“AXA Equitable L&A”)(4) (6)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment, to AXA Equitable’s L&A so that AXA Equitable L&A may conduct its business.	$1,994,736

AXA Arizona(4) (5)	We provide certain services, including personnel, employee benefits, facilities, supplies and equipment to AXA Arizona so that AXA Arizona may conduct its business.	$249,842

13-3

INVESTMENT MANAGEMENT(7)

		Amount Paid or
Parties	General Description of Relationship(8)	Accrued in 2012
AXA Life Japan Limited(4)		$24,037,000
MONY Life and its subsidiaries(2) (4)	AllianceBernstein provides investment management services and ancillary accounting services.	$8,756,000
AXA Arizona(4) (5)		$7,248,000
AXA U.K. Group Pension Scheme(4)		$2,917,000
AXA Rosenberg Investment Management Asia Pacific(4)		$2,701,000
AXA France(4)		$2,234,000
AXA Germany(4)		$1,706,000
AXA Corporate Solutions(4)		$1,054,000
AXA Investment Managers, Ltd. Paris(4)		$944,000

(1)	AXA Equitable or one of its subsidiaries is a party to each transaction.
(2)	MONY Life is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.
(3)	AXA Distribution is an indirect wholly-owned subsidiary of AXA Financial. Its subsidiaries include AXA Advisors, LLC, AXA Network, LLC and PlanConnect LLC.
(4)	Each entity is an indirect wholly owned subsidiary of AXA.
(5)	AXA Arizona is an indirect wholly owned subsidiary of AXA Financial.
(6)	AXA Life &Annuity is an indirect wholly-owned subsidiary of AXA Financial.
(7)	AllianceBernstein or one of its subsidiaries is a party to each transaction.
(8)	AllianceBernstein provides investment management services unless otherwise indicated.

ADDITIONAL TRANSACTIONS WITH RELATED PERSONS

Reinsurance

AXA Equitable ceded to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under universal life insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. Ceded premiums in 2012 to AXA Arizona totaled $484,158,000. Ceded claims paid in 2012 were $67,521,201.

Various subsidiaries of AXA Financial cede a portion of their life business through excess of retention treaties to AXA Equitable on a yearly renewal term basis. Premiums earned in 2012 from AXA Equitable Life and Annuity Company totaled $7,393,794. Claims and expenses paid in 2012 were $5,244,310. Premiums earned in 2012 from U.S. Financial Life Insurance Company totaled $5,421,502. Claims and expenses paid in 2012 were $7,135,008.

AXA Life Insurance Company Ltd (Japan), a subsidiary of AXA, cedes a portion of their annuity business to AXA Equitable. Premiums earned in 2012 totaled $8,711,526. Claims and expenses paid in 2012 were $667,962.

Various AXA affiliates including AXA Equitable, cede a portion of their life, health and catastrophe insurance business through reinsurance agreements to AXA Global Life, a subsidiary of AXA. AXA Global Life, in turn, retrocedes a quota share portion of these risks to AXA Equitable on a one-year term basis. Premiums earned in 2012 under this arrangement totaled $177,666. Claims and expenses paid in 2012 were $10,963.

13-4

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

Other Transactions

In October 2012, AXA Equitable sold its 50% interest in a joint venture supporting the Wind-up Annuities line of business to 1285 Holdings, LLC, a non-insurance subsidiary of AXA Financial in exchange for $402,000,000 in cash.

In August 2012, AXA Equitable purchased agricultural mortgage loans from MONY Life Insurance Company and MONY Life Insurance Company of America for a purchase price of $109,000,000.

AXA Equitable reimburses AXA Financial for expenses related to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life and insurance, and deferred compensation benefits. Such reimbursement was based on the costs to AXA Financial of the benefits which total $36,685,522 for 2012.

DIRECTOR INDEPENDENCE

See “Corporate Governance – Independence of Certain Directors” in Part III, Item 10 of this Report.

13-5

Part III, Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AXA Equitable’s annual financial statements for 2012 and 2011, and fees for other services rendered by PwC:

	2012	2011
	(In Thousands)

Principal Accounting Fees and Services:
Audit fees	$10,058	$9,664
Audit related fees	3,514	3,125
Tax fees	1,854	2,878
All other fees	43	37

Total	$15,469	$15,704

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

All services provided by PwC in 2012 were pre-approved in accordance with the procedures described above.

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

Date: March 11, 2013	AXA EQUITABLE LIFE INSURANCE COMPANY

	By:	/s/ Mark Pearson
	Name:	Mark Pearson
Chairman of the Board and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Pearson	Chairman of the Board and Chief Executive Officer, Director	March 11, 2013
Mark Pearson

/s/ Andrew J. McMahon	President and Director	March 11, 2013
Andrew J. McMahon

/s/ Anders Malmstrom	Senior Executive Director and Chief Financial Officer	March 11, 2013
Anders Malmstrom

/s/ Andrea Nitzan	Executive Director and Chief Accounting Officer	March 11, 2013
Andrea Nitzan

/s/ Henri de Castries	Director	March 11, 2013
Henri de Castries

/s/ Ramon de Oliveira	Director	March 11, 2013
Ramon de Oliveira

/s/ Denis Duverne	Director	March 11, 2013
Denis Duverne

/s/ Barbara Fallon-Walsh	Director	March 11, 2013
Barbara Fallon-Walsh

/s/ Danny L. Hale	Director	March 11, 2013
Danny L. Hale

/s/ Anthony J. Hamilton	Director	March 11, 2013
Anthony J. Hamilton

/s/ Peter S. Kraus	Director	March 11, 2013
Peter S. Kraus

/s/ Bertram L. Scott	Director	March 11, 2013
Bertram L. Scott

/s/ Lorie A. Slutsky	Director	March 11, 2013
Lorie A. Slutsky

/s/ Richard C. Vaughan	Director	March 11, 2013
Richard C. Vaughan

S-1

INDEX TO EXHIBITS

Number	Description	Method of Filing	Tag Value

2.1	Stock Purchase Agreement dated as of August 30, 2000 among CSG, AXA, Equitable Life, AXA Participations Belgium and AXA Financial	Filed as Exhibit 2.1 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

2.2	Letter Agreement dated as of October 6, 2000 to the Stock Purchase Agreement among CSG, AXA, Equitable Life, AXA Paticipations Belgium and AXA Financial	Filed as Exhibit 2.2 to AXA Financial’s Current Report on Form 8-K dated November 14, 2000 and incorporated herein by reference

3.1	Restated Charter of AXA Equitable, as amended September 16, 2010	Filed as Exhibit 3.1 to registrant’s Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference

3.2	Restated By-laws of Equitable Life, as amended November 21, 1996	Filed as Exhibit 3.2(a) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference

10.1	Cooperation Agreement, dated as of July 18, 1991, as amended among Equitable Life, AXA Financial and AXA	Filed as Exhibit 10(d) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.2	Letter Agreement, dated May 12, 1992, among AXA Financial, Equitable Life and AXA	Filed as Exhibit 10(e) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.3	Amended and Restated Reinsurance Agreement, dated as of March 29, 1990, between Equitable Life and First Equicor Life Insurance Company	Filed as Exhibit 10(o) to AXA Financial’s Form S-1 Registration Statement (No. 33- 48115), dated May 26, 1992 and incorporated herein by reference

10.4	Fiscal Agency Agreement between Equitable Life and the Chase Manhattan Bank, N.A.	Filed as Exhibit 10.5 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference

10.5	Distribution and Servicing Agreement between AXA Advisors (as Successor to Equico Securities, Inc.) and Equitable Life dated as of May 1, 1994	Filed as Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.6	Agreement for Cooperative and Joint Use of Personnel, Property and Services between Equitable Life and AXA Advisors dated as of September 21, 1999	Filed as Exhibit 10.8 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.7	General Agent Sales Agreement between Equitable Life and AXA Network, dated as of January 1, 2000	Filed as Exhibit 10.9 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

E-1

Number	Description	Method of Filing	Tag Value

10.8	Agreement for Services by Equitable Life to AXA Network dated as of January 1, 2000	Filed as Exhibit 10.10 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference

10.9	Consulting Agreement, dated as of March 7, 2012, between Richard V. Silver and AXA Equitable	Filed as Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.	EX-10.9

13.1	AllianceBernstein Risk Factors	Filed herewith	EX-13.1

21	Subsidiaries of the registrant	Filed herewith	EX-21

31.1	Section 302 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-31.1

31.2	Section 302 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-31.2

32.1	Section 906 Certification made by the registrant’s Chief Executive Officer	Filed herewith	EX-32.1

32.2	Section 906 Certification made by the registrant’s Chief Financial Officer	Filed herewith	EX-32.2

101.INS	XBRL Instance Document	Filed herewith	EX-101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	EX-101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	EX-101.CAL

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith	EX-101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	EX-101.PRE

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	EX-101.DEF

E-2