Form 10-Q
period 2013-03-31
AXA EQUITABLE LIFE INSURANCE CO
filed 2013-05-10
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

FORWARD-LOOKING STATEMENTS

Certain of the statements included or incorporated by reference in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon AXA Equitable Life Insurance Company and its subsidiaries (“AXA Equitable”). There can be no assurance that future developments affecting AXA Equitable will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (i) difficult conditions in the global capital markets and economy; (ii) equity market declines and volatility causing, among other things, a reduction in the demand for our products, a reduction in the revenue derived from asset-based fees, a reduction in the value of securities held for investment, including the investment in AllianceBernstein, an acceleration in DAC amortization and an increase in the liabilities related to annuity contracts offering enhanced guarantee features, which may lead to changes in the fair value of our GMIB reinsurance contracts, causing our earnings to be volatile; (iii) interest rate fluctuations or prolonged periods of low interest rates causing, among other things, a reduction in our portfolio earnings, a reduction in the margins on interest sensitive annuity and life insurance contracts and an increase in the reserve requirements for such products, and a reduction in the demand for the types of products we offer; (iv) ineffectiveness of our reinsurance and hedging programs to protect against the full extent of the exposure or loss we seek to mitigate; (v) changes in policyholder assumptions under the reinsured contracts, the performance of AXA Arizona’s hedge program, its liquidity needs and changes in regulatory requirements could adversely impact our reinsurance arrangements with AXA RE Arizona Company; (vi) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (vii) changes to statutory capital requirements; (viii) our requirements to pledge collateral or make payments related to declines in estimated fair value of certain assets may impact our liquidity or expose us to counterparty credit risk; (ix) counterparty non-performance; (x) changes in statutory reserve requirements; (xi) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions used in pricing products, establishing liabilities and reserves or for other purposes; (xii) changes in assumptions related to deferred policy acquisition costs; (xiii) our use of numerous financial models, which rely on estimates, assumptions and projections that are inherently uncertain and involve the exercise of significant judgment; (xiv) market conditions could adversely affect our goodwill; (xv) investment losses and defaults, and changes to investment valuations; (xvi) liquidity of certain investments; (xvii) changes in claims-paying or credit ratings; (xviii) adverse determinations in litigation or regulatory matters; (xix) changes in tax law; (xx) heightened competition, including with respect to pricing, entry of new competitors, consolidation of distributors, the development of new products by new and existing competitors and for personnel; (xxi) our inability to recruit, motivate and retain experienced and productive financial professionals and key employees and the ability of our financial professionals to sell competitors’ products; (xxii) changes in accounting standards, practices and/or policies; (xxiii) the effects of business disruption or economic contraction due to terrorism, other hostilities, pandemics, or natural or man-made catastrophes; (xxiv) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (xxv) the perception of our brand and reputation in the marketplace; (xxvi) the impact on our business resulting from changes in the demographics of our client base, as baby-boomers move from the asset-accumulation to the asset-distribution stage of life; (xxvii) the impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions; (xxviii) significant changes in securities market valuations affecting fee income, poor investment performance resulting in a loss of clients or other factors affecting the performance of AllianceBernstein; and (xxix) other risks and uncertainties described from time to time in AXA Equitable’s filings with the SEC.

AXA Equitable does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report for discussion of certain risks relating to its businesses.

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$33,439	$33,607
Mortgage loans on real estate	5,106	5,059
Equity real estate, held for the production of income	4	4
Policy loans	3,451	3,512
Other equity investments	1,715	1,643
Trading securities	2,723	2,309
Other invested assets	1,597	1,828

Total investments	48,035	47,962
Cash and cash equivalents	2,308	3,162
Cash and securities segregated, at fair value	1,072	1,551
Broker-dealer related receivables	1,652	1,605
Deferred policy acquisition costs	3,904	3,728
Goodwill and other intangible assets, net	3,667	3,673
Amounts due from reinsurers	3,784	3,847
Loans to affiliates	1,037	1,037
Guaranteed minimum income benefit reinsurance contract asset, at fair value	9,856	11,044
Other assets	5,043	5,095
Separate Accounts’ assets	99,563	94,139

Total Assets	$179,921	$176,843

LIABILITIES
Policyholders’ account balances	$28,751	$28,263
Future policy benefits and other policyholders liabilities	22,528	22,687
Broker-dealer related payables	593	664
Amounts due to reinsurers	60	75
Customers related payables	1,873	2,562
Short-term and long-term debt	583	523
Loans from affiliates	1,325	1,325
Current and deferred income taxes	4,596	5,172
Other liabilities	3,174	3,503
Separate Accounts’ liabilities	99,563	94,139

Total liabilities	163,046	158,913

Commitments and contingent liabilities (Notes 10 and 11)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	March 31, 2013	December 31, 2012
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	6,010	5,992
Retained earnings	8,121	9,125
Accumulated other comprehensive income (loss)	140	317

Total AXA Equitable’s equity	14,273	15,436

Noncontrolling interest	2,602	2,494

Total equity	16,875	17,930

Total Liabilities and Equity	$179,921	$176,843

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

QUARTERS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$897	$828
Premiums	126	143
Net investment income (loss):
Investment income (loss) from derivative instruments	(907)	(1,559)
Other investment income (loss)	565	633

Total net investment income (loss)	(342)	(926)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(14)	(3)
Portion of loss recognized in other comprehensive income (loss)	—	—

Net impairment losses recognized	(14)	(3)
Other investment gains (losses), net	(2)	(5)

Total investment gains (losses), net	(16)	(8)

Commissions, fees and other income	915	854
Increase (decrease) in the fair value of the reinsurance contract asset	(1,188)	(1,843)

Total revenues	392	(952)

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	428	137
Interest credited to policyholders’ account balances	381	316
Compensation and benefits	423	427
Commissions	281	331
Distribution related payments	109	80
Amortization of deferred sales commissions	11	8
Interest expense	28	27
Amortization of deferred policy acquisition costs	39	83
Capitalization of deferred policy acquisition costs	(159)	(183)
Rent expense	43	61
Amortization of other intangible assets	6	6
Other operating costs and expenses	358	321

Total benefits and other deductions	1,948	1,614

Earnings (loss) from continuing operations, before income taxes	(1,556)	(2,566)
Income tax (expense) benefit	622	993

Net earnings (loss)	(934)	(1,573)
Less: net (earnings) loss attributable to the noncontrolling interest	(70)	(62)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,004)	$(1,635)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

QUARTERS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(934)	$(1,573)

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(156)	47
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	(25)	(25)

Total other comprehensive income (loss), net of income taxes	(181)	22

Comprehensive income (loss)	(1,115)	(1,551)

Less: Comprehensive (income) loss attributable to noncontrolling interest	(66)	(63)

Comprehensive Income (Loss) Attributable to AXA Equitable	$(1,181)	$(1,614)

See Notes to Consolidated Financial Statements.

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

QUARTERS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,992	5,743
Changes in capital in excess of par value	18	5

Capital in excess of par value, end of period	6,010	5,748

Retained earnings, beginning of year	9,125	9,392
Net earnings (loss)	(1,004)	(1,635)

Retained earnings, end of period	8,121	7,757

Accumulated other comprehensive income (loss), beginning of year	317	(297)
Other comprehensive income (loss)	(177)	21

Accumulated other comprehensive income (loss), end of period	140	(276)

Total AXA Equitable’s equity, end of period	14,273	13,231

Noncontrolling interest, beginning of year	2,494	2,703
Repurchase of AllianceBernstein Holding units	(13)	(42)
Purchase of noncontrolling interest in consolidated entity	—	—
Net earnings (loss) attributable to noncontrolling interest	70	62
Dividends paid to noncontrolling interest	(69)	(32)
Other comprehensive income (loss) attributable to noncontrolling interest	(4)	1
Other changes in noncontrolling interest	124	104

Noncontrolling interest, end of period	2,602	2,796

Total Equity, End of Period	$16,875	$16,027

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)

Net earnings (loss)	$(934)	$(1,573)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	381	316
Universal life and investment-type product policy fee income	(897)	(828)
Net change in broker-dealer and customer related receivables/payables	(571)	(556)
(Income) loss related to derivative instruments	907	1,559
Investment (gains) losses, net	16	8
Change in segregated cash and securities, net	479	495
Change in deferred policy acquisition costs	(120)	(100)
Change in future policy benefits	(53)	(460)
Change in current and deferred income taxes	(480)	(1,091)
Change in accounts payable and accrued expenses	18	(119)
Change in the fair value of the reinsurance contract asset	1,188	1,843
Amortization of deferred compensation	7	3
Amortization of deferred sales commission	11	8
Other depreciation and amortization	40	29
Amortization of reinsurance cost	74	46
Amortization of other intangibles	6	6
Other, net	59	63

Net cash provided by (used in) operating activities	131	(351)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	1,083	1,003
Sales of investments	584	213
Purchases of investments	(2,460)	(1,700)
Cash settlements related to derivative instruments	(855)	(1,004)
Change in short-term investments	(5)	2
Investment in capitalized software, leasehold improvements and EDP equipment	(11)	(14)
Other, net	37	(7)

Net cash provided by (used in) investing activities	(1,627)	(1,507)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2013 AND 2012 - CONTINUED

(UNAUDITED)

	2013	2012
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$1,237	$1,168
Withdrawals	(251)	(182)
Change in short-term financings	63	(54)
Change in collateralized pledged assets	4	(51)
Change in collateralized pledged liabilities	(353)	(391)
Repurchase of AllianceBernstein Holding units	(21)	(67)
Distribution to noncontrolling interests in consolidated subsidiaries	(69)	(32)
Other, net	32	24

Net cash provided by (used in) financing activities	642	415

Change in cash and cash equivalents	(854)	(1,443)
Cash and cash equivalents, beginning of year	3,162	3,227

Cash and Cash Equivalents, End of Period	$2,308	$1,784

Supplemental cash flow information:
Interest Paid	$—	$—

Income Taxes Paid (Refunded)	$(150)	$100

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the amounts presented for prior periods to conform those periods to the current presentation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

At March 31, 2013 and December 31, 2012, the Company’s economic interest in AllianceBernstein was 38.2% and 39.5%, respectively. At March 31, 2013 and December 31, 2012, respectively, AXA and its subsidiaries’ (including AXA Financial Group) economic interest in AllianceBernstein was approximately 64.2% and 65.5%.

The terms “first quarter 2013” and “first quarter 2012” refer to the three months ended March 31, 2013 and 2012, respectively.

2)	NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued new guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (loss) (“AOCI”). The amendments in this guidance require an entity to report the effect of significant reclassifications out of AOCI on the respective line items in the statement of earnings (loss) if the amount being reclassified is required to be reclassified in its entirety to net earnings (loss). For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The guidance requires disclosure of reclassification information either in the notes or the face of the financial statements provided the information is presented in one location. This guidance was effective for interim and annual periods beginning after December 31, 2012. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued new guidance on testing indefinite-lived intangible assets for impairment. The guidance is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment test by providing entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The guidance was effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued new and enhanced disclosures about offsetting (netting) of financial instruments and derivatives, including repurchase/reverse repurchase agreements and securities lending/borrowing arrangements, to converge with those required by IFRS. The disclosures require presentation in tabular format of gross and net information about assets and liabilities that either are offset (presented net) on the balance sheet or are subject to master netting agreements or similar arrangements providing rights of setoff, such as global master repurchase, securities lending, and derivative clearing agreements, irrespective of whether the assets and liabilities are offset. Financial instruments subject only to collateral agreements are excluded from the scope of these requirements, however, the tabular disclosures are required to include the fair values of financial collateral, including cash, related to master netting agreements or similar arrangements. In January 2013, the FASB issued new guidance limiting the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This guidance was effective for interim and annual periods beginning after January 1, 2013 and is to be applied retrospectively to all comparative prior periods presented. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
March 31, 2013:
Fixed Maturities:
Corporate	$20,723	$2,209	$20	$22,912	$—
U.S. Treasury, government and agency	5,327	354	6	5,675	—
States and political subdivisions	446	84	—	530	—
Foreign governments	418	70	1	487	—
Commercial mortgage-backed	1,154	15	240	929	10
Residential mortgage-backed(1)	1,491	70	—	1,561	—
Asset-backed(2)	158	11	4	165	5
Redeemable preferred stock	1,128	59	7	1,180	—

Total Fixed Maturities	30,845	2,872	278	33,439	15

Equity securities	20	1	—	21	—

Total at March 31, 2013	$30,865	$2,873	$278	$33,460	$15

December 31, 2012:
Fixed Maturities:
Corporate	$20,854	$2,364	$20	$23,198	$—
U.S. Treasury, government and agency	4,664	517	1	5,180	—
States and political subdivisions	445	85	—	530	—
Foreign governments	454	76	—	530	—
Commercial mortgage-backed	1,175	16	291	900	13
Residential mortgage-backed(1)	1,864	85	—	1,949	—
Asset-backed(2)	175	12	5	182	5
Redeemable preferred stock	1,089	60	11	1,138	—

Total Fixed Maturities	30,720	3,215	328	33,607	18

Equity securities	23	1	—	24	—

Total at December 31, 2012	$30,743	$3,216	$328	$33,631	$18

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At March 31, 2013 and December 31, 2012, respectively, the Company had trading fixed maturities with an amortized cost of $175 million and $194 million and carrying values of $174 million and $202 million. Gross unrealized gains on trading fixed maturities were $1 million and $12 million and gross unrealized losses were $2 million and $4 million at March 31, 2013 and December 31, 2012, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at March 31, 2013 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at March 31, 2013

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$2,125	$2,169
Due in years two through five	7,205	7,876
Due in years six through ten	10,001	11,071
Due after ten years	7,583	8,488

Subtotal	26,914	29,604
Commercial mortgage-backed securities	1,154	929
Residential mortgage-backed securities	1,491	1,561
Asset-backed securities	158	165

Total	$29,717	$32,259

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the first quarters of 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In Millions)

Proceeds from sales	$260	$—

Gross gains on sales	$7	$—

Gross losses on sales	$—	$—

Total OTTI	$(14)	$(3)
Non-credit losses recognized in OCI	—	—

Credit losses recognized in earnings (loss)	$(14)	$(3)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	2013	2012
	(In Millions)

Balances at January 1,	$(372)	$(332)
Previously recognized impairments on securities that matured, paid, prepaid or sold	2	1
Recognized impairments on securities impaired to fair value this period(1)	—	—
Impairments recognized this period on securities not previously impaired	(14)	(3)
Additional impairments this period on securities previously impaired	—	—
Increases due to passage of time on previously recorded credit losses	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—

Balances at March 31,	$(384)	$(334)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	March 31, 2013	December 31, 2012
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(8)	$(12)
All other	2,602	2,899
Equity securities	1	1

Net Unrealized Gains (Losses)	$2,595	$2,888

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

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(2)	—	—	—	(2)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(1)	(1)
Policyholders liabilities	—	—	—	—	—

Balance, March 31, 2013	$(8)	$1	$4	$1	$(2)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	19	—	—	—	19
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(4)	(4)
Policyholders liabilities	—	—	(2)	—	(2)

Balance, March 31, 2012	$(28)	$1	$4	$8	$(15)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2013	$2,900	$(179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(304)	—	—	—	(304)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	7	—	—	—	7
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	58	—	—	58
Deferred income taxes	—	—	—	80	80
Policyholders liabilities	—	—	10	—	10

Balance, March 31, 2013	$2,603	$(121)	$(593)	$(661)	$1,228

Balance, January 1, 2012	$1,831	$(207)	$(385)	$(433)	$806
Net investment gains (losses) arising during the period	(43)	—	—	—	(43)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	96	—	—	96
Deferred income taxes	—	—	—	(22)	(22)
Policyholders liabilities	—	—	5	—	5

Balance, March 31, 2012	$1,789	$(111)	$(380)	$(455)	$843

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 359 issues at March 31, 2013 and the 402 issues at December 31, 2012 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

March 31, 2013:
Fixed Maturities:
Corporate	$895	$(11)	$92	$(9)	$987	$(20)
U.S. Treasury, government and agency	570	(6)	—	—	570	(6)
States and political subdivisions	21	—	—	—	21	—
Foreign governments	6	(1)	2	—	8	(1)
Commercial mortgage-backed	8	(6)	836	(234)	844	(240)
Residential mortgage-backed	—	—	1	—	1	—
Asset-backed	5	—	33	(4)	38	(4)
Redeemable preferred stock	110	—	99	(7)	209	(7)

Total	$1,615	$(24)	$1,063	$(254)	$2,678	$(278)

December 31, 2012:
Fixed Maturities:
Corporate	$562	$(5)	$208	$(15)	$770	$(20)
U.S. Treasury, government and agency	513	(1)	—	—	513	(1)
States and political subdivisions	20	—	—	—	20	—
Foreign governments	6	—	2	—	8	—
Commercial mortgage-backed	7	(3)	805	(288)	812	(291)
Residential mortgage-backed	27	—	1	—	28	—
Asset-backed	8	—	36	(5)	44	(5)
Redeemable preferred stock	143	(1)	327	(10)	470	(11)

Total	$1,286	$(10)	$1,379	$(318)	$2,665	$(328)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at March 31, 2013 and December 31, 2012 were $138 million and $138 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At March 31, 2013 and December 31, 2012, respectively, approximately $2,083 million and $2,095 million, or 6.8% and 6.8%, of the $30,845 million and $30,720 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $159 million and $224 million at March 31, 2013 and December 31, 2012, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At March 31, 2013 and December 31, 2012, respectively, the Company owned $15 million and $17 million in RMBS backed by subprime residential mortgage loans and $10 million and $11 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At March 31, 2013, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $21 million.

For the first quarters of 2013 and 2012, investment income is shown net of investment expenses of $14 million and $13 million, respectively.

At March 31, 2013 and December 31, 2012, respectively, the amortized cost of the Company’s trading account securities was $2,714 million and $2,265 million with respective fair values of $2,723 million and $2,309 million. Also at March 31, 2013 and December 31, 2012, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $109 million and $58 million and costs of $105 million and $57 million as well as other equity securities with carrying values of $21 million and $24 million and costs of $20 million and $23 million.

In the first quarters of 2013 and 2012, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $21 million and $48 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At March 31, 2013 and December 31, 2012, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $0 million for commercial and $1 million and $2 million for agricultural, respectively.

Troubled Debt Restructurings

In October 2011, one of the 2 loans shown in the table below was modified to interest only payments until October 1, 2013, at which time the loan reverts to its normal amortizing payment. In December 2012, the second loan was modified retroactive to the July 1, 2012 payment and was converted to interest only payments through maturity in August 2014. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

March 31, 2013
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	126

Total	2	$126	$126

There were no default payments on the above loans during the first quarter of 2013.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first quarters of 2013 and 2012 are as follows:

	2013	2012
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$34	$32
Charge-offs	(2)	(11)
Recoveries	—	—
Provision	3	22

Ending balance, March 31,	$35	$43

Ending balance, March 31,:
Individually Evaluated for Impairment	$35	$43

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

There were no allowances for credit losses for agricultural mortgage loans for the first quarters of 2013 and 2012.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at March 31, 2013 and December 31, 2012.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2013

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$269	$21	$—	$—	$18	$—	$308
50% - 70%	457	38	617	511	91	—	1,714
70% - 90%	61	102	253	425	129	15	985
90% plus	42	—	—	114	89	164	409

Total Commercial Mortgage Loans	$829	$161	$870	$1,050	$327	$179	$3,416

Agricultural Mortgage Loans(1)
0% - 50%	$175	$89	$194	$317	$180	$47	$1,002
50% - 70%	107	34	188	198	141	54	722
70% - 90%	—	—	—	1	—	—	1
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$282	$123	$382	$516	$321	$101	$1,725

Total Mortgage Loans(1)
0% - 50%	$444	$110	$194	$317	$198	$47	$1,310
50% - 70%	564	72	805	709	232	54	2,436
70% - 90%	61	102	253	426	129	15	986
90% plus	42	—	—	114	89	164	409

Total Mortgage Loans	$1,111	$284	$1,252	$1,566	$648	$280	$5,141

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2012

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$269	$21	$—	$—	$27	$—	$317
50% - 70%	370	75	619	655	—	—	1,719
70% - 90%	61	102	235	445	131	15	989
90% plus	—	—	—	156	89	165	410

Total Commercial Mortgage Loans	$700	$198	$854	$1,256	$247	$180	$3,435

Agricultural Mortgage Loans(1)
0% - 50%	$179	$84	$211	$308	$177	$49	$1,008
50% - 70%	122	29	136	188	116	50	641
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$301	$113	$347	$497	$293	$107	$1,658

Total Mortgage Loans(1)
0% - 50%	$448	$105	$211	$308	$204	$49	$1,325
50% - 70%	492	104	755	843	116	50	2,360
70% - 90%	61	102	235	446	131	23	998
90% plus	—	—	—	156	89	165	410

Total Mortgage Loans	$1,001	$311	$1,201	$1,753	$540	$287	$5,093

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at March 31, 2013 and December 31, 2012, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

March 31, 2013
Commercial	$—	$—	$—	$—	$3,416	$3,416	$—
Agricultural	2	13	10	25	1,700	1,725	9

Total Mortgage Loans	$2	$13	$10	$25	$5,116	$5,141	$9

December 31, 2012
Commercial	$—	$—	$—	$—	$3,435	$3,435	$—
Agricultural	6	1	10	17	1,641	1,658	9

Total Mortgage Loans	$6	$1	$10	$17	$5,076	$5,093	$9

The following table provides information regarding impaired mortgage loans at March 31, 2013 and December 31, 2012, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

March 31, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	1	1	—	1	—

Total	$1	$1	$—	$1	$—

With related allowance recorded:
Commercial mortgage loans - other	$126	$126	$(35)	$148	$1
Agricultural mortgage loans	—	—	—	—	—

Total	$126	$126	$(35)	$148	$1

December 31, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	2	2	—	3	—

Total	$2	$2	$—	$3	$—

With related allowance recorded:
Commercial mortgage loans - other	$170	$170	$(34)	$178	$10
Agricultural mortgage loans	—	—	—	—	—

Total	$170	$170	$(34)	$178	$10

(1)	Represents a five-quarter average of recorded amortized cost.

Derivatives and Offsetting Assets and Liabilities

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

At the end of 2012, AXA Equitable adjusted its outlook for future interest rate scenarios for some variable annuities with hedged GMDB and GMIB guarantees, as measured under AXA Equitable’s hedging framework, leading to a reduction in their interest rate exposure. The reduced interest rate exposure led to AXA Equitable reducing the size of its interest rate hedges, as well as a change to their maturity profile. In addition, AXA Equitable began to fully unwind its swap and swaption positions hedging exposure to interest rate volatility. AXA Equitable completed the full unwind in first quarter 2013.

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

Derivative Instruments by Category

	At March 31, 2013			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,261	$1	$1	$(520)
Swaps	1,172	1	76	(103)
Options	4,888	592	282	108

Interest rate contracts:(1)
Floors	2,400	268	—	1
Swaps	13,335	366	68	(129)
Futures	9,719	—	—	(107)
Swaptions	3,111	82	—	(157)

Other freestanding contracts:(1)
Foreign currency contracts	109	1	—	—

Net investment income (loss)				(907)

Embedded derivatives:
GMIB reinsurance contracts	—	9,856	—	(1,188)

GIB and GWBL and other features(2)	—	—	173	92

Total, March 31, 2013	$39,995	$11,167	$600	$(2,003)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

	At December 31, 2012			Gains (Losses) Reported In Net Earnings (Loss) Three Months Ended March 31, 2012
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,189	$—	$2	$(706)
Swaps	965	2	56	(159)
Options	3,492	443	219	39

Interest rate contracts:(1)
Floors	2,700	291	—	12
Swaps	18,239	554	353	(144)
Futures	14,033	—	—	(229)
Swaptions	7,608	502	—	(372)

Other freestanding contracts:(1)
Foreign currency contracts	81	1	—	—

Net investment income (loss)				(1,559)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	(1,843)

GIB and GWBL and other features(2)	—	—	265	98

Total	$53,307	$12,837	$895	$(3,304)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

The Company periodically, including during the first quarter of 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity and commodity index options to hedge its exposure to equity linked and commodity indexed crediting rates on annuity and life products.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company currently uses swaptions and swaps to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

The Company is exposed to equity market fluctuations through investments in Separate Accounts and has equity future derivative contracts specifically to minimize such risk.

At March 31, 2013, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $202 million. At March 31, 2013, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $52 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $6 million. All exchange-traded futures contracts are net cash settled daily. All outstanding equity-based and treasury futures contracts at March 31, 2013 are exchange-traded and net settled daily in cash.

Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. A derivative with positive fair value (a derivative asset) indicates existence of credit risk because the counterparty would owe money to the Company if the contract were closed at the reporting date. Alternatively, a derivative contract with negative fair value (a derivative liability) indicates the Company would owe money to the counterparty if the contract were closed. To reduce credit exposures, the Company generally enters into over-the-counter (“OTC”) derivative transactions pursuant to master agreements that provide for a netting of financial exposures with the counterparty and allow for collateral arrangements. The Company further controls and minimizes its counterparty exposure through a credit appraisal and approval process.

The standardized “ISDA Master Agreement” under which the Company conducts its OTC derivative transactions includes provisions for payment netting. In the normal course of business activities, if there is more than one derivative transaction with a single counterparty, the Company will set-off the cash flows of those derivatives into a single amount to be exchanged in settlement of the resulting net payable or receivable with that counterparty. In the event of default, insolvency, or other similar event pre-defined under the ISDA Master Agreement that would result in termination of OTC derivatives transactions before their maturity, netting procedures would be applied to calculate a single net payable or receivable with the counterparty.

Under the ISDA Master Agreement, the Company generally has executed a Credit Support Annex (“CSA”) with each of its OTC derivative counterparties that require both pledging and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. Consequently, the credit exposure of the Company’s OTC derivative contracts is limited to the net positive estimated fair value of those contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to CSAs. Derivatives are recognized at fair value in the consolidated balance sheets and are reported either as assets in Other invested assets or as liabilities in Other liabilities, except for embedded insurance-related derivatives as earlier described above and derivatives transacted with a related counterparty. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement and related CSA have been executed.

At March 31, 2013 and December 31, 2012, respectively, the Company held $808 million and $1,165 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at March 31, 2013 and December 31, 2012, respectively, were $2 million and $5 million, for which the Company posted collateral of $1 million and $5 million at March 31, 2013 and December 31, 2012, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain credit risk related contingent provisions whereby if the credit rating falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. If these contingent features had been triggered on March 31, 2013, the Company would not have been required to post material collateral to its counterparties.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at March 31, 2013.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At March 31, 2013

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS
Description
Derivatives:
Equity contracts	$593	$356	$237
Interest rate contracts	626	67	559

Total Derivatives, subject to a master netting agreement	1,219	423	796
Total Derivatives, not subject to a master netting agreement	89	—	89

Total Derivatives(1)	1,308	423	885
Other financial instruments	712	—	712

Other invested assets	$2,020	$423	$1,597

LIABILITIES
Description
Derivatives:
Equity contracts	$356	$356	$—
Interest rate contracts	67	67	—

Total Derivatives, subject to a master netting agreement	423	423	—
Total Derivatives, not subject to a master netting agreement	—	—	—

Total Derivatives(2)	423	423	—
Other financial liabilities	3,174	—	3,174

Other liabilities	$3,597	$423	$3,174

(1)	Excludes Investment Management segment’s $3 million net derivative assets and $151 million of securities borrowed.
(2)	Excludes Investment Management segment’s $4 million net derivative liability and $58 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at March 31, 2013.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At March 31, 2013

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$66	$—	$(66)	$—
Counterparty B	27	—	(27)	—
Counterparty C	101	(98)	(1)	2
Counterparty D	271	—	(269)	2
Counterparty E	59	—	(46)	13
Counterparty F	29	—	(29)	—
Counterparty G	73	—	(73)	—
Counterparty H	(2)	—	2	—
Counterparty I	92	—	(92)	—
Counterparty J	4	—	(4)	—
Counterparty K	16	—	(16)	—
Counterparty L	39	—	(39)	—
Counterparty M	21	—	(21)	—
Counterparty N	89	—	—	89

Total Derivatives	$885	$(98)	$(681)	$106
Other financial instruments	712	—	—	712

Other invested assets	$1,597	$(98)	$(681)	$818

The following table presents information about the Insurance segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2012.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2012

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS
Description
Derivatives:
Equity contracts	$444	$272	$172
Interest rate contracts	1,251	351	900

Total Derivatives, subject to a master netting agreement	1,695	623	1,072
Total Derivatives, not subject to a master netting agreement	96	—	96

Total Derivatives(1)	1,791	623	1,168
Other financial instruments	660	—	660

Other invested assets	$2,451	$623	$1,828

LIABILITIES
Description
Derivatives:
Equity contracts	$272	$272	$—
Interest rate contracts	351	351	—

Total Derivatives, subject to a master netting agreement	623	623	—
Total Derivatives, not subject to a master netting agreement	—	—	—

Total Derivatives(2)	623	623	—
Other financial liabilities	3,503	—	3,503

Other liabilities	$4,126	$623	$3,503

(1)	Excludes Investment Management segment’s $2 million net derivative assets and $106 million of securities borrowed.
(2)	Excludes Investment Management segment’s $7 million net derivative liability and $13 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at December 31, 2012.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At December 31, 2012

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$30	$—	$(30)	$—
Counterparty B	32	—	(29)	3
Counterparty C	55	—	(55)	—
Counterparty D	310	—	(310)	—
Counterparty E	38	—	(38)	—
Counterparty F	326	—	(326)	—
Counterparty G	55	—	(55)	—
Counterparty H	(5)	—	5	—
Counterparty I	98	—	(98)	—
Counterparty J	19	—	(19)	—
Counterparty K	15	—	(3)	12
Counterparty L	48	(46)	—	2
Counterparty M	51	—	(51)	—
Counterparty N	96	—	—	96

Total Derivatives	$1,168	$(46)	$(1,009)	$113
Other financial instruments	660	—	—	660

Other invested assets	$1,828	$(46)	$(1,009)	$773

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

Summarized financial information for the Closed Block follows:

	March 31, 2013	December 31, 2012
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,868	$7,942
Policyholder dividend obligation	370	373
Other liabilities	284	192

Total Closed Block liabilities	8,522	8,507

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,156 and $5,245)	5,631	5,741
Mortgage loans on real estate	1,231	1,255
Policy loans	973	1,026
Cash and other invested assets	181	30
Other assets	261	204

Total assets designated to the Closed Block	8,277	8,256

Excess of Closed Block liabilities over assets designated to the Closed Block	245	251

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(40) and $(47) and policyholder dividend obligation of $(370) and $(373)	75	87

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$320	$338

Closed Block revenues and expenses were as follows:

	Three Months Ended March 31,
	2013	2012
	(In Millions)

REVENUES:
Premiums and other income	$75	$81
Investment income (loss)	109	107
Net investment gains (losses)	(3)	(4)

Total revenues	181	184

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	152	187
Other operating costs and expenses	1	—

Total benefits and other deductions	153	187

Net revenues, before income taxes	28	(3)
Income tax (expense) benefit	(10)	1

Net Revenues (Losses)	$18	$(2)

Reconciliation of the policyholder dividend obligation follows:

	Three Months Ended March 31,
	2013	2012
	(In Millions)

Balances, beginning of year	$373	$260
Unrealized investment gains (losses)	(3)	19

Balances, End of Period	$370	$279

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2013	$1,772	$4,561	$6,333
Paid guarantee benefits	(72)	(18)	(90)
Other changes in reserve	69	(44)	25

Balance at March 31, 2013	$1,769	$4,499	$6,268

Balance at January 1, 2012	$1,593	$4,130	$5,723
Paid guarantee benefits	(59)	(18)	(77)
Other changes in reserve	79	(315)	(236)

Balance at March 31, 2012	$1,613	$3,797	$5,410

Related GMDB reinsurance ceded amounts were:

	Three Months Ended March 31,
	2013	2012
	(In Millions)

Balance, beginning of year	$844	$716
Paid guarantee benefits	(32)	(23)
Other changes in reserve	43	43

Balance, End of Period	$855	$736

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The March 31, 2013 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$12,882	$216	$97	$444	$13,639
Separate Accounts	$32,441	$7,824	$3,894	$36,282	$80,441
Net amount at risk, gross	$490	$492	$2,515	$12,688	$16,185
Net amount at risk, net of amounts reinsured	$490	$300	$1,687	$4,931	$7,408
Average attained age of contractholders	50.6	64.0	69.7	64.7	54.6
Percentage of contractholders over age 70	8.3%	30.3%	50.7%	31.4%	15.1%
Range of contractually specified interest rates	N/A	N/A	3.0% - 6.0%	3.0% - 6.5%	3.0% - 6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$21	$390	$411
Separate Accounts	N/A	N/A	$2,629	$48,541	$51,170
Net amount at risk, gross	N/A	N/A	$1,760	$7,995	$9,755
Net amount at risk, net of amounts reinsured	N/A	N/A	$526	$2,095	$2,621
Weighted average years remaining until annuitization	N/A	N/A	0.3	4.2	4
Range of contractually specified interest rates	N/A	N/A	3.0% - 6.0%	3.0% - 6.5%	3.0% - 6.5%

The liability for GIB and GWBL and other features, not included above, was $173 million and $265 million at March 31, 2013 and December 31, 2012, respectively, which are accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	March 31, 2013	December 31, 2012
	(In Millions)

GMDB:
Equity	$56,802	$52,633
Fixed income	3,607	3,748
Balanced	19,520	19,102
Other	512	543

Total	$80,441	$76,026

GMIB:
Equity	$35,617	$33,361
Fixed income	2,226	2,335
Balanced	13,082	12,906
Other	245	264

Total	$51,170	$48,866

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program currently utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At March 31, 2013, the total account value and net amount at risk of the hedged variable annuity contracts were $39,583 million and $5,966 million, respectively, with the GMDB feature and $22,689 million and $2,099 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2013	$556	$(310)	$246
Other changes in reserves	63	(39)	24

Balance at March 31, 2013	$619	$(349)	$270

Balance at January 1, 2012	$470	$(262)	$208
Other changes in reserves	38	(20)	18

Balance at March 31, 2012	$508	$(282)	$226

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At March 31, 2013 and December 31, 2012, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at March 31, 2013

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$22,579	$327	$22,912
U.S. Treasury, government and agency	—	5,675	—	5,675
States and political subdivisions	—	480	50	530
Foreign governments	—	467	20	487
Commercial mortgage-backed	—	—	929	929
Residential mortgage-backed(1)	—	1,554	7	1,561
Asset-backed(2)	—	57	108	165
Redeemable preferred stock	277	888	15	1,180

Subtotal	283	31,700	1,456	33,439

Other equity investments	124	—	75	199
Trading securities	439	2,284	—	2,723
Other invested assets:
Short-term investments	—	103	—	103
Swaps	—	223	—	223
Options	—	311	—	311
Floors	—	268	—	268
Swaptions	—	82	—	82

Subtotal	—	987	—	987

Cash equivalents	1,390	—	—	1,390
Segregated securities	—	1,072	—	1,072
GMIB reinsurance contracts	—	—	9,856	9,856
Separate Accounts’ assets	96,309	2,799	221	99,329

Total Assets	$98,545	$38,842	$11,608	$148,995

Liabilities
GWBL and other features’ liability	$—	$—	$173	$173

Total Liabilities	$—	$—	$173	$173

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2012

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$22,837	$355	$23,198
U.S. Treasury, government and agency	—	5,180	—	5,180
States and political subdivisions	—	480	50	530
Foreign governments	—	511	19	530
Commercial mortgage-backed	—	—	900	900
Residential mortgage-backed(1)	—	1,940	9	1,949
Asset-backed(2)	—	69	113	182
Redeemable preferred stock	242	881	15	1,138

Subtotal	248	31,898	1,461	33,607

Other equity investments	78	—	77	155
Trading securities	446	1,863	—	2,309
Other invested assets:
Short-term investments	—	98	—	98
Swaps	—	148	—	148
Futures	(2)	—	—	(2)
Options	—	224	—	224
Floors	—	291	—	291
Swaptions	—	502	—	502

Subtotal	(2)	1,263	—	1,261

Cash equivalents	2,289	—	—	2,289
Segregated securities	—	1,551	—	1,551
GMIB reinsurance contracts	—	—	11,044	11,044
Separate Accounts’ assets	90,751	2,775	224	93,750

Total Assets	$93,810	$39,350	$12,806	$145,966

Liabilities:
GWBL and other features’ liability	$—	$—	$265	$265

Total Liabilities	$—	$—	$265	$265

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

At March 31, 2013 and December 31, 2012, respectively, the fair value of public fixed maturities is approximately $25,315 million and $25,591 million or approximately 18.3% and 19.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At March 31, 2013 and December 31, 2012, respectively, the fair value of private fixed maturities is approximately $8,124 million and $8,016 million or approximately 5.9% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at March 31, 2013 and December 31, 2012, respectively, the net fair value of freestanding derivative positions is approximately $884 million and $1,163 million or approximately 89.6% and 92.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $1 million at March 31, 2013 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at March 31, 2013.

At March 31, 2013 and December 31, 2012, respectively, investments classified as Level 1 comprise approximately 71.4% and 70.3% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At March 31, 2013 and December 31, 2012, respectively, investments classified as Level 2 comprise approximately 27.3% and 28.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At March 31, 2013 and December 31, 2012, respectively, approximately $1,569 million and $1,966 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At March 31, 2013 and December 31, 2012, respectively, investments classified as Level 3 comprise approximately 1.3% and 1.3% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at March 31, 2013 and December 31, 2012, respectively, were approximately $219 million and $222 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $1,044 million and $1,021 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the Company continued to apply a risk-adjusted present value technique to estimate the fair value of CMBS securities below the senior AAA tranche due to ongoing insufficient frequency and volume of observable trading activity in these securities. In applying this valuation methodology, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $435 million and $447 million at March 31, 2013 and December 31, 2012, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at March 31, 2013. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In the first quarter of 2013, AFS fixed maturities with fair values of $5 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $0 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.03% of total equity at March 31, 2013.

In the first quarter of 2012, AFS fixed maturities with fair values of $57 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $31 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.5% of total equity at March 31, 2012.

The table below presents a reconciliation for all Level 3 assets and liabilities for the first quarters of 2013 and 2012, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	1	—	—	(20)	—	—

Subtotal	1	—	—	(20)	—	—

Other comprehensive income (loss)	5	—	—	50	—	1
Purchases	—	—	1	—	—	—
Issues	—	—	—	—	—	—
Sales	(29)	—	—	(1)	(2)	(6)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	—	—	—

Balance, March 31, 2013	$327	$50	$20	$929	$7	$108

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	(1)	—	—	—	—	—
Investment gains (losses), net	—	—	—	(3)	—	—

Subtotal	(1)	—	—	(3)	—	—

Other comprehensive income (loss)	3	(1)	—	38	—	—
Purchases	16	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(1)	—	—	(4)	(2)	(7)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(55)	—	(2)	—	—	—

Balance, March 31, 2012	$394	$52	$20	$933	$12	$165

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2013	$15	$77	$—	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,235)	—	—
Policyholders’ benefits	—	—	—	—	—	(108)

Subtotal	—	—	—	(1,235)	—	(108)

Other comprehensive income (loss)	—	(2)	—	—	—	—
Purchases	—	—	—	61	—	16
Issues	—	—	—	—	—	—
Sales	—	—	—	(14)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, March 31, 2013	$15	$75	$—	$9,856	$221	$173

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	(57)	—	—	—
Investment gains (losses), net	—	—	—	—	3	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,887)	—	—
Policyholders’ benefits	—	—	—	—	—	(104)

Subtotal	—	—	(57)	(1,887)	3	(104)

Other comprehensive income (loss)	—	(7)	—	—	—	—
Purchases	—	—	—	60	3	6
Issues	—	—	—	—	—	—
Sales	—	—	—	(16)	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	(11)	—	—	—	—

Balance, March 31, 2012	$14	$59	$(59)	$8,704	$221	$193

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the first quarters of 2013 and 2012 by category for Level 3 assets and liabilities still held at March 31, 2013 and 2012, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Quarter 2013
Held at March 31, 2013:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$6	$—
Commercial mortgage-backed	—	—	—	44	—
Asset-backed	—	—	—	1	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$51	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(1,188)	—	—
Separate Accounts’ assets	—	—	—	—	—
GWBL and other features’ liability	—	—	—	—	92

Total	$—	$—	$(1,188)	$51	$92

Level 3 Instruments
First Quarter 2012
Held at March 31, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$3	$—
State and political subdivisions	—	—	—	(1)	—
Commercial mortgage-backed	—	—	—	38	—
Asset-backed	—	—	—	1	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$41	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(1,843)	—	—
GWBL and other features’ liability	—	—	—	—	98

Total	$—	$—	$(1,843)	$41	$98

(1)	There were no Equity securities classified as AFS, Cash equivalents or Segregated securities at March 31, 2013 and 2012.

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of March 31, 2013 and December 31, 2012, respectively.

Quantitative Information about Level 3 Fair Value Measurements

March 31, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$87	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 600 bps

Commercial mortgage-backed	929	Discounted Cash flow	Constant default rate	3.0% - 25.0%
			Probability of default	55.0%
			Loss severity	49.0%
			Discount rate	3.67% - 12.34%

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	46 bps

Asset-backed	8	Matrix pricing model	Spread over U.S. Treasury curve	25 bps - 687 bps

Other equity investments	38	Market comparable	Revenue multiple	0.6x - 68.7x
		companies	R&D multiple	0.9x - 35.0x
			Discount rate	18.0%
			Discount years	1.75
			Discount for lack of marketability
			and risk factors	30.0% - 60.0%

Separate Accounts’ assets	197	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.5%
			Discount rate	7.6%
	19	Discounted cash flow	Spread over U.S. Treasury curve	244 bps - 345 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 2.0%

GMIB reinsurance contracts	9,856	Discounted Cash flow	Lapse Rates	1.5% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	9 bps - 49 bps
			Volatility rates - Equity	22.0%- 30.0%

Liabilities:
GMWB/GWBL(1)	$163	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	22.0% - 30.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$94	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 650 bps

Commercial mortgage-backed	889	Discounted Cash flow	Constant default rate	3.0% - 25.0%
			Probability of default	55.0%
			Loss severity	49.0%
			Discount rate	3.72% - 13.42%

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	46 bps

Asset-backed	8	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 695 bps

Other equity investments	38	Market comparable	Revenue multiple	0.6x - 62.5x
		companies	R&D multiple	1.0x - 30.6x
			Discount rate	18.0%
			Discount years	1 - 2
			Discount for lack of marketability
			and risk factors	40.0% - 60.0%

Separate Accounts’ assets	194	Third party appraisal	Capitalization rate	5.5%
			Exit capitalization rate	6.6%
			Discount rate	7.7%
	22	Discounted cash flow	Spread over U.S. Treasury curve	275 bps - 586 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 2.0%

GMIB reinsurance contracts	11,044	Discounted Cash flow	Lapse Rates	1.5% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	13 bps - 45 bps
			Volatility rates - Equity	24.0% - 36.0%

Liabilities:
GMWB/GWBL(1)	$205	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	24.0% - 36.0%

(1)	Excludes GMAB and GIB liabilities.

Excluded from the tables above at March 31, 2013 and December 31, 2012, are approximately $473 million and $516 million, respectively, Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 27.0% and 29.3% of total assets classified as Level 3 at March 31, 2013 and December 31, 2012, respectively, and represent only 0.3% and 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at March 31, 2013 and December 31, 2012, respectively, are approximately $87 million and $94 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 that is determined by application of a matrix pricing model, representing approximately 26.6% and 26.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

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

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at March 31, 2013 and December 31, 2012, are approximately 14.3% and 11.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at March 31, 2013 and December 31, 2012, are approximately 7.4% and 7.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at March 31, 2013 and December 31, 2012, respectively, are approximately $29 million and $30 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of March 31, 2013 and December 31, 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $12 million and $12 million, respectively.

Separate Accounts’ assets classified as Level 3 at March 31, 2013 and December 31, 2012, primarily consist of private equity investments with fair value of approximately $201 million and $198 million, respectively, including approximately $197 million and $194 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $15 million and $18 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $4 million and $4 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment at March 31, 2013 and December 31, 2012, respectively. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over US Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at March 31, 2013 and December 31, 2012 consist of mortgage- and asset-backed securities with fair values of approximately $2 million, $3 million, $4 million and $4 million, respectively, and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at March 31, 2013 and December 31, 2012 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	March 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,106	$—	$—	$5,299	$5,299
Other limited partnership interests	1,541	—	—	1,541	1,541
Loans to affiliates	1,037	—	776	402	1,178
Policyholders liabilities: Investment contracts	2,473	—	—	2,634	2,634
Long-term debt	200	—	233	—	233
Loans from affiliates	1,325	—	1,649	—	1,649

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,059	$—	$—	$5,249	$5,249
Other limited partnership interests	1,514	—	—	1,514	1,514
Loans to affiliates	1,037	—	784	402	1,186
Policyholders liabilities: Investment contracts	2,494	—	—	2,682	2,682
Long-term debt	200	—	236	—	236
Loans from affiliates	1,325	—	1,676	—	1,676

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

In the first quarter of 2013, no cash contributions were made by AXA Equitable or AllianceBernstein to their respective qualified pension plans. Based on the funded status of the Company’s plans at March 31, 2013, no minimum contribution is required to be made in 2013 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2013.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Millions)

Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$11	$11
Interest cost	23	26
Expected return on assets	(38)	(34)
Net amortization	41	41

Net Periodic Pension Expense	$37	$44

8)	SHARE-BASED COMPENSATION PROGRAMS

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

For the first quarters of 2013 and 2012, respectively, the Company recognized compensation cost of $15 million and $23 million for share-based payment arrangements as further described herein.

On March 22, 2013, under the terms of the 2013 AXA International Performance Share Plan, AXA awarded approximately 2.2 million unearned performance shares to employees of AXA Financial and its subsidiaries. The extent to which 2013-2014 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the third anniversary of the award date. The plan will settle in shares to all participants. In first quarter 2013, the Company recognized expenses associated with the March 22, 2013 grant of performance shares of approximately $7 million.

On March 22, 2013, approximately 457,317 options to purchase AXA ordinary shares were granted to employees of AXA Financial and its subsidiaries under the terms of the Stock Option Plan at an exercise price of 13.81 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 246,000 of the total options awarded on March 22, 2013 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 22, 2013 have a ten-year term. The weighted average grant date fair value per option award was estimated at $1.78 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 31.27%, a weighted average expected term of 7.7 years, an expected dividend yield of 7.52% and a risk-free interest rate of 1.34%. The total fair value of these options (net of expected forfeitures) of $814,431 is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In first quarter 2013, the Company recognized expenses associated with the March 22, 2013 grant of options of $450,596.

On April 4, 2013, cash distributions of approximately $7 million, and share distributions of approximately $49,000 were made to active and former AXA Equitable employees in settlement of 390,460 performance units, representing the remaining 50 percent of the number of performance units earned under the terms of the AXA Performance Unit Plan 2010. The first 50 percent of the performance units earned under the terms of the AXA Performance Unit Plan 2010 were distributed in cash in April 2012.

On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011 and was confirmed to have been achieved. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the service vesting term or the period up to the date at which the participant becomes retirement eligible. In first quarter 2013, the Company recognized expenses associated with the March 16, 2012 grant of AXA Miles of $65,811.

AllianceBernstein Long-term Incentive Compensation Plans.

During the first quarters of 2013 and 2012, AllianceBernstein purchased 1.0 million and 4.5 million Holding units for $20 million and $66 million, respectively. These amounts reflect open-market purchases of 0.8 million and 4.3 million Holding units for $16 million and $63 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 6.6 million restricted Holding awards (including 6.5 million restricted Holding units granted in January 2013 for 2012 year-end awards) and 9.1 million restricted Holding units (including 8.7 million granted in January 2012 for 2011 year-end awards) during the first quarters of 2013 and 2012, respectively. To fund these awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. In January 2013, 6.5 million restricted Holding units held in the consolidated rabbi trust, valued at $129 million, were awarded for the 2012 awards. There were approximately 12.5 million unallocated Holding units remaining in the consolidated rabbi trust as of March 31, 2013.

9)	INCOME TAXES

Income taxes for the interim periods ended March 31, 2013 and 2012 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The tax benefit recognized year-to-date 2013 was limited to the amount that would have been recognized if the year-to-date loss was the anticipated loss for the full year.

10)	LITIGATION

There have been no new material legal proceedings and no material developments in specific litigations or regulatory matters previously reported in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2012, except as set forth below:

Insurance Litigation

A lawsuit was filed in the United States District Court of the District of New Jersey in July 2011, entitled Mary Ann Sivolella v. AXA Equitable Life Insurance Company and AXA Equitable Funds Management Group, LLC (“FMG LLC”) (“Sivolella Litigation”). The lawsuit was filed derivatively on behalf of eight funds. The lawsuit seeks recovery under Section 36(b) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), for alleged excessive fees paid to AXA Equitable and FMG LLC for investment management services. In November 2011, plaintiff filed an amended complaint, adding claims under Sections 47(b) and 26(f) of the Investment Company Act, as well as a claim for unjust enrichment. In addition, plaintiff purports to file the lawsuit as a class action in addition to a derivative action. In the amended complaint, plaintiff seeks recovery of the alleged overpayments, rescission of the contracts, restitution of all fees paid, interest, costs, attorney fees, fees for expert witnesses and reserves the right to seek punitive damages where applicable. In December 2011, AXA Equitable and FMG LLC filed a motion to dismiss the amended complaint. In May 2012, the Plaintiff voluntarily dismissed her claim under Section 26(f) seeking restitution and rescission under Section 47(b) of the 1940 Act. In September 2012, the Court denied the defendants’ motion to dismiss as it related to the Section 36(b) claim and granted the defendants’ motion as it related to the unjust enrichment claim.

In January 2013, a second lawsuit was filed in the United States District Court of the District of New Jersey entitled Sanford et al. v. FMG LLC (“Sanford Litigation”). The lawsuit was filed derivatively on behalf of eight funds, four of which are named in the Sivolella lawsuit as well as four new funds, and seeks recovery under Section 36(b) of the Investment Company Act for alleged excessive fees paid to FMG LLC for investment management services. In light of the similarities of the allegations in the Sivolella and Sanford Litigations, the parties and the Court agreed to consolidate the two lawsuits.

In April 2013, the plaintiffs in the Sivolella and Sanford Litigations amended the complaints to add additional claims under Section 36(b) of the Investment Company Act for recovery of alleged excessive fees paid to FMG LLC in its capacity as administrator of EQ Advisors Trust. The Plaintiffs seek recovery of the alleged overpayments, or alternatively, rescission of the contract and restitution of the excessive fees paid, interest, costs and fees.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $12 million and $11 million, respectively, for the first quarters of 2013 and 2012.

AXA Equitable paid $152 million and $191 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the first quarters of 2013 and 2012. AXA Equitable charged AXA Distribution’s subsidiaries $80 million and $105 million, respectively, for their applicable share of operating expenses for the first quarters of 2013 and 2012, pursuant to the Agreements for Services.

At March 31, 2013 and December 31, 2012, the Company’s GMIB reinsurance asset with AXA RE Arizona Company (formerly AXA Bermuda, which during second quarter 2012, redomesticated from Bermuda to Arizona and changed its name to AXA RE Arizona Company) (“AXA Arizona”) had carrying values of $7,852 million and $8,888 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in first quarter 2013 and 2012 related to the UL and no lapse guarantee riders totaled approximately $116 million and $118 million, respectively. Ceded claims paid in first quarter 2013 and 2012 were $19 million and $16 million, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances for the first quarters of 2013 and 2012 follow:

	March 31,
	2013	2012
	(In Millions)

Unrealized gains (losses) on investments	$1,196	$819
Defined benefit pension plans	(1,081)	(1,107)

Total accumulated other comprehensive income (loss)	115	(288)

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	25	12

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$140	$(276)

The components of OCI net-of-tax for the first quarters of 2013 and 2012 follow:

	Three Months Ended
	March 31,
	2013	2012
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(306)	$(24)
(Gains) losses reclassified into net earnings (loss) during the period(1)	13	1

Net unrealized gains (losses) on investments	(293)	(23)
Adjustments for policyholders liabilities, DAC, deferred income taxes and insurance liability loss recognition	137	70

Change in unrealized gains (losses), net of adjustments	(156)	47

Change in defined benefit plans:
Net gain (loss) arising during the period	(52)	(52)

Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net (gains) losses included in net periodic cost	27	27

Change in defined benefit plans	(25)	(25)

Total other comprehensive income (loss), net of income taxes	(181)	22
Less: Other comprehensive (income) loss attributable to noncontrolling interest	4	(1)

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(177)	$21

(1)	See “Reclassification adjustments” in Note 3.
(2)	These AOCI components are included in the computation of net periodic costs (see Note 7).

Investment gains and losses reclassified from AOCI to net earnings (loss) primarily consist of realized gains (losses) on sales and OTTI of AFS securities and are included in Total investment gains (losses), net on the consolidated statements of earnings (loss). Amounts reclassified from AOCI to net earnings (loss) as related to defined benefit plans primarily consist of amortizations of net (gains) losses and net prior service cost (credit) recognized as a component of net periodic cost and reported in Compensation and benefit expenses in the consolidated statements of earnings (loss). Amounts presented in the table above are net of tax.

13)	RESTRUCTURING

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the first quarter of 2013 and 2012, respectively, AXA Equitable recorded a $21 million and $11 million pre-tax charge related to severance costs.

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently, in first quarter 2013 and 2012, respectively, AllianceBernstein recorded a $3 million and $13 million pre-tax charge related to severance costs.

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended March 31,
	2013	2012
	(In Millions)

Segment revenues:
Insurance	$(314)	$(1,627)
Investment Management(1)	710	680
Consolidation/elimination	(4)	(5)

Total Revenues	$392	$(952)

(1)

Intersegment investment advisory and other fees of approximately $16 million and $14 million for the first quarters of 2013 and 2012, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended
	March 31,
	2013	2012
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(1,682)	$(2,665)
Investment Management(2)	126	99
Consolidation/elimination	—	—

Total Earnings (Loss) From Continuing Operations, Before Income Taxes	$(1,556)	$(2,566)

(2)	Net of interest expense incurred on securities borrowed.

	March 31, 2013	December 31, 2012
	(In Millions)

Segment assets:
Insurance	$167,818	$164,201
Investment Management	12,113	12,647
Consolidation/elimination	(10)	(5)

Total Assets	$179,921	$176,843

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations for the Company that follows should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere herein, with the information provided under “Forward-looking Statements” included elsewhere herein and Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 and “Risk Factors” in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 ( “2012 Form 10-K”).

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $537.6 billion at March 31, 2013, of which approximately $443.2 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the global capital markets and the economy, generally. In recent years, stressed conditions in the economy, volatility and disruptions in the capital markets and/or particular asset classes and continued low interest rates have had an adverse effect on the Company’s business, consolidated results of operations and financial condition. While an economic recovery in the U.S. is underway, concerns over the pace of the recovery continue due to, among other things, the level of U.S. national debt, the European sovereign debt crisis, unemployment, the availability and cost of credit and geopolitical issues As part of the Company’s efforts to mitigate the impacts of the challenging conditions in the economy and capital markets on its business, the Company has modified its product portfolio by developing new and innovative products with the objective of offering a more balanced and diversified product portfolio that drives profitable growth while appropriately managing risk. The Company has made solid progress in executing this strategy over the past few years, as the Company has introduced several new life insurance and annuity products to the marketplace which have been well received. The Company has also taken and expects to continue to take steps to manage the risks associated with the in-force business, particularly variable annuities with guarantee features. For example, in 2012, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and initiated a limited program to offer to purchase from certain policyholders the Guaranteed Minimum Death Benefit (“GMDB”) rider contained in their Accumulator® contracts. The Company also took steps to limit and/or suspend the acceptance of contributions to other annuity products.

In addition, AXA Equitable continues to make solid progress in its on-going efforts to reduce costs, manage expenses and operate more efficiently. In 2012, AXA Equitable reduced headcount and has and may continue to reduce headcount further in 2013. Moreover, as a result of management’s comprehensive study of AXA Equitable’s real estate footprint and related lease obligations, an announcement was made in fourth quarter 2012 of AXA Equitable’s intention to significantly reduce its occupancy in its 1290 Avenue of the Americas, New York, NY headquarters. These actions which began in first quarter 2013 are estimated to result in non-cash pre-tax charges of $110 million to $135 million for the full year 2013.

The Company’s business, consolidated results of operations and financial condition are impacted by conditions in the capital markets as well as the overall economy. During first quarter 2013, equity markets were higher while interest rates were relatively flat. The consolidated net loss of the Company and the Insurance segment in first quarter 2013 were largely due to the substantial decreases in first quarter 2013 and 2012 in the market driven decreases in fair values of derivative instruments and GMIB reinsurance contract asset used to hedge the variable annuity products with GMDB, Guaranteed Minimum Income Benefit (“GMIB”) and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”) that are reported at fair value. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly higher than those being reported. For additional information, see “Accounting For Variable Annuity Guarantee Features” below.

In the first quarter of 2013, insurance and annuities first year premiums by the Company increased by $267 million, or 17.7% from the comparable 2012 periods, primarily due to increased first year premiums of variable annuity products.

At AllianceBernstein, total assets under management (“AUM”) as of March 31, 2013 were $443.2 billion, an increase of $13.2 billion, or 3.0%, compared to December 31, 2012, and up $24.1 billion, or 5.8%, compared to March 31, 2012. During the first quarter of 2013, AUM increased as a result of market appreciation of $10.6 billion and net inflows of $2.6 billion. During the twelve month period ended March 31, 2013, AUM increased as a result of market appreciation of $23.6 billion and net inflows of $0.5 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the impact of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in first quarter 2013 when the Company recognized approximately $888 million of losses on free standing derivatives and $1.2 billion of losses on the change in fair value of GMIB reinsurance asset which were only partially offset by a $152 million decrease in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in first quarter 2013, particularly during periods in which equity markets and/or interest rates change significantly.

As referred to in the preceding paragraphs, higher equity markets and relatively flat interest rates in first quarter 2013 and increasing interest rates and higher equity markets in first quarter 2012, contributed to earnings volatility. The table below shows, for first quarter 2013 and 2012 and the year ended December 31, 2012, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended March 31,		Year Ended December 31, 2012
	2013	2012
	(In Millions)

Income (loss) on free-standing derivatives(1)	$(888)	$(1,293)	$(851)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(1,188)	(1,843)	497
(Increase) decrease in GMDB, GMIB, GWBL and GMAB reserves, net of related GMDB reinsurance(3)	152	412	(472)

Total	$(1,924)	$(2,724)	$(826)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.5 billion at March 31, 2013) and/or letters of credit ($2.6 billion at March 31, 2013). AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company will continue to be permitted to take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2012 Form 10-K.

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

A discussion of each of the critical accounting estimates may be found in the Company’s 2012 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Application of Critical Accounting Estimates.”

CONSOLIDATED RESULTS OF OPERATIONS

The consolidated earnings (loss) narrative that follows discusses the results for the first quarter ended March 31, 2013 compared to the comparable 2012 period’s results. For additional information, see “Accounting for VA Guarantee Features” at page 55.

AXA Equitable

Consolidated Results of Operations

	Three Months Ended March 31,
	2013	2012
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$897	$828
Premiums	126	143
Net investment income (loss):
Investment income (loss) from derivative instruments	(907)	(1,559)
Other investment income (loss)	565	633

Total net investment income (loss)	(342)	(926)
Investment gains (losses), net:
Total other-than-temporary impairment losses	(14)	(3)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(14)	(3)
Other investment gains (losses), net	(2)	(5)

Total investment gains (losses), net	(16)	(8)
Commissions, fees and other income	915	854
Increase (decrease) in the fair value of the reinsurance contract asset	(1,188)	(1,843)

Total revenues	392	(952)

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	428	137
Interest credited to policyholders’ account balances	381	316
Compensation and benefits	423	427
Commissions	281	331
Distribution related payments	109	80
Amortization of deferred sales commissions	11	8
Interest expense	28	27
Amortization of deferred policy acquisition costs	39	83
Capitalization of deferred policy acquisition costs	(159)	(183)
Rent expense	43	61
Amortization of other intangible assets	6	6
Other operating costs and expenses	358	321

Total benefits and other deductions	1,948	1,614

Earnings (loss) from continuing operations before income taxes	(1,556)	(2,566)
Income tax (expense) benefit	622	993

Net earnings (loss)	(934)	(1,573)
Less: net (earnings) loss attributable to the noncontrolling interest	(70)	(62)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,004)	$(1,635)

First Quarter 2013 Compared to First Quarter 2012

Net loss attributable to the Company in first quarter 2013 was $1.0 billion, a decrease of $631 million from the $1.6 billion of net loss attributable to the Company for first quarter 2012. The decrease is primarily attributable to a lower decrease in fair value of reinsurance contract asset and lower investment losses from derivative instruments.

Net earnings attributable to the noncontrolling interest were $70 million in first quarter 2013 as compared to $62 million for first quarter 2012. The increase was principally due to higher earnings from AllianceBernstein in first quarter 2013 compared to first quarter 2012.

Net loss inclusive of earnings attributable to noncontrolling interest was $934 million in first quarter 2013, a decrease of $639 million from the $1.6 billion net loss reported for first quarter 2012. The Insurance segment’s net loss in first quarter 2013 was $1.0 billion, a decrease of $629 million from $1.7 billion net loss in first quarter 2012, while the net earnings for the Investment Management segment totaled $97 million, a $10 million increase from the $87 million in net earnings in first quarter 2012.

Income tax benefit in first quarter 2013 was $622 million compared to $993 million in first quarter 2012. The decrease in income tax benefit was primarily due to the decrease in pre-tax losses in the Insurance segment. Income taxes for first quarter 2013 and 2012 were computed using an annual effective tax rate. The tax benefit recognized year-to-date 2013 was limited to the amount that would have been recognized if the year-to-date loss was the anticipated loss for the full year. In first quarter 2013 and 2012, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are now permanently invested outside of the United States. As a result, in the first quarter of 2012, there was a tax benefit of $6 million in the Investment Management segment related to the release of deferred taxes on foreign earnings.

Losses from continuing operations before income taxes were $1.6 billion in first quarter 2013, a decrease of $1.0 billion from the $2.6 billion in pre-tax loss in first quarter 2012. The Insurance segment’s loss from continuing operations totaled $1.7 billion in first quarter 2013, $983 million lower than first quarter 2012’s loss of $2.7 billion; the decrease was primarily due to a lower decrease in the fair value of the reinsurance contract asset, lower investment losses from derivative instruments, higher universal life and investment-type product policy fee income and lower commission expenses partially offset by higher policyholders’ benefits (including lower decreases in GMDB/GMIB/GWBL/GMAB reserves), higher interest credited to policyholders’ account balances and higher other operating costs and expenses. The Investment Management segment’s earnings from continuing operations were $126 million in first quarter 2013, an increase of $27 million from earnings of $99 million in first quarter 2012, principally due to higher distribution revenues, higher investment advisory and service fees and lower rent expense partially offset by higher distribution related payments and lower investment income.

Total revenues were a $392 million in first quarter 2013, an increase of $1.3 billion from the negative $952 million reported in first quarter 2012. The Insurance segment reported a $1.3 billion increase in its revenues while the Investment Management segment had an increase of $30 million. The increase of Insurance segment revenues to a negative $314 million in first quarter 2013 as compared to a negative $1.6 billion in first quarter 2012 was principally due to a lower decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $1.2 billion as compared to a decrease of $1.8 billion in first quarter 2012, $900 million of investment loss from derivatives as compared to an investment loss of $1.5 billion in first quarter 2012 and $69 million higher policy fee income. The Investment Management segment’s $710 million in revenues in first quarter 2013 as compared to $680 million in first quarter 2012 primarily was due to a $28 million increase in distribution revenues and an $18 million increase in investment advisory and services fees partially offset by an $18 million decrease in net investment income.

Total benefits and expenses were $1.9 billion in first quarter 2013, an increase of $334 million from the $1.6 billion total for first quarter 2012. The Insurance segment’s total benefits and expenses were $1.4 billion, an increase of $330 million from the first quarter 2012 total of $1.0 billion. The Investment Management segment’s total expenses for first quarter 2013 were $584 million, $3 million higher than the $581 million in expenses in first quarter 2012. The Insurance segment’s increase was principally due to a $291 million increase in policyholders’ benefits, a $65 million increase in interest credited to policyholders’ account balances, a $46 million increase in other operating costs and expenses and $24 million lower DAC capitalization partially offset by a $50 million decrease in commissions and lower DAC amortization ($39 million in first quarter 2013 as compared to DAC amortization of $83 million in first quarter 2012). The increase in expenses for the Investment Management segment was principally due to $29 million higher distribution related payments partially offset by $19 million lower rent expense and $8 million lower real estate charges.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance - Results of Operations

	Three Months Ended March 31,
	2013	2012
	(In Millions)

REVENUES
Universal life and investment-type product policy fee income	$897	$828
Premiums	126	143
Net investment income (loss):
Investment income (loss) from derivative instruments	(900)	(1,538)
Other investment income	534	571

Total net investment income (loss)	(366)	(967)

Investment gains (losses), net:
Total other-than-temporary impairment losses	(14)	(3)
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized	(14)	(3)
Other investment gains (losses), net	2	(5)

Total investment gains (losses), net	(12)	(8)

Commissions, fees and other income	229	220
Increase (decrease) in the fair value of the reinsurance contract asset	(1,188)	(1,843)

Total revenues	(314)	(1,627)

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	428	137
Interest credited to policyholders’ account balances	381	316
Compensation and benefits	118	121
Commissions	281	331
Amortization of deferred policy acquisition costs	39	83
Capitalization of deferred policy acquisition costs	(159)	(183)
Rent expense	11	10
Interest expense	27	27
All other operating costs and expenses	242	196

Total benefits and other deductions	1,368	1,038

Earnings (Loss) from Continuing Operations, Before Income Taxes	$(1,682)	$(2,665)

Revenues

In first quarter 2013, the Insurance segment’s revenues increased $1.3 billion to a negative $314 million from a negative $1.6 billion in first quarter 2012. The increase was principally due to a lower decrease in the fair value of reinsurance contracts accounted for as derivatives of $1.2 billion as compared to a decrease of $1.8 billion in first quarter 2012, $900 million investment loss from derivatives as compared to a loss of $1.5 billion in first quarter 2012 and $69 million higher Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income increased $69 million to $897 million in first quarter 2013 from $828 million in first quarter 2012, primarily due to a higher decrease in the initial fee liability. The higher release of the liability in first quarter 2013 was driven by an updated premium projection which resulted in higher expected future deferred loads.

Premiums totaled $126 million in first quarter 2013, $17 million lower than the $143 million in first quarter 2012. This decrease primarily resulted from $15 million lower assumed premiums and $6 million lower premiums for traditional life policies in the Closed Block partially offset by $4 million lower ceded premiums.

Net investment income (loss) decreased $601 million to a loss of $366 million in first quarter 2013 from $967 million of losses in first quarter 2012. The decrease resulted from the $638 million decrease in investment loss from derivative instruments offset by the $37 million decrease in other investment income. The Insurance segment reported $900 million of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $1.5 billion in first quarter 2012. The first quarter 2013 loss was driven by the impact of higher interest rates and improvements in equity markets. Other investment income decreased $37 million to $534 million in first quarter 2013 primarily due to the decrease of $29 million of investment income from fixed maturities and $13 million of equity income from limited partnerships partially offset by an $8 million increase of investment income from mortgage loans on real estate.

Investment losses, net totaled $12 million in first quarter 2013, as compared to $8 million in first quarter 2012. The Insurance segment’s net losses in first quarter 2013 were primarily due to writedowns on fixed maturities of $14 million as compared to $3 million in the 2012 period, substantially all of which related to CMBS securities. In first quarter 2013 there were $3 million in additions to valuation allowances on mortgage loans as compared to $21 million in first quarter 2012. First quarter 2012 additions to valuation allowances on mortgage loans on real estate were offset by $14 million of gains recorded on sales and maturities of mortgage loans on real estate.

In first quarter 2013, there was a $1.2 billion decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to the $1.8 billion decrease in their fair value in first quarter 2012; both periods’ changes reflected existing capital market conditions.

Benefits and Other Deductions

In first quarter 2013, total benefits and other deductions increased $330 million to $1.4 billion from $1.0 billion in first quarter 2012 principally due to the Insurance segment’s reported $291 million increase in policyholders’ benefits, the $65 million increase in interest credited to policyholders’ account balances, the $46 million increase in other operating costs and expenses and the $24 million decrease in DAC capitalization partially offset by the $50 million decrease in commission expenses and the $44 million decrease in DAC amortization.

Policyholders’ benefits increased $291 million to $428 million in first quarter 2013 from $137 million in first quarter 2012. The increase was primarily due to the $274 million lower decrease in the GMDB/GMIB reserves (a decrease of $106 million in first quarter 2013 as compared to $380 million in first quarter 2012 due to changes in the equity and interest rate markets) and a $56 million premium deficiency reserve recorded for the major medical business in first quarter 2013 due to lowered expectations of future cash outflows.

In first quarter 2013, interest credited to policyholders’ account balances totaled $381 million, an increase of $65 million from the $316 million reported in first quarter 2012 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits decreased $3 million to $118 million in first quarter 2013 from $121 million in first quarter 2012. The compensation and benefits decrease was principally due to a $5 million decrease in share-based compensation expense.

In first quarter 2013, commissions totaled $281 million; a decrease of $50 million from $331 million in first quarter 2012 principally due to decreased first year universal life product sales.

DAC amortization was $39 million in first quarter 2013, a decrease of $44 million from $83 million of amortization in first quarter 2012. The decrease was primarily due to a higher favorable change in expected future margins in first quarter 2013 as compared to first quarter 2012.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At March 31, 2013, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.3% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At March 31, 2013, current projections of future average gross market returns assume a 0.0% annualized return for the next three quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in ten quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2012 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $159 million in first quarter 2013, a decrease of $24 million from the $183 million reported in first quarter 2012. The decrease was primarily due to a $30 million decrease in first year commissions, partially offset by a $6 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $242 million in first quarter 2013, an increase of $46 million from the $196 million reported in first quarter 2012. The increase of $46 million is primarily related to a $28 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona and a $10 million increase in severance and lease costs.

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

The following table lists sales for major insurance product lines and mutual funds for first quarter 2013 and 2012. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended March 31,
	2013	2012
	(In Millions)
Retail:
Annuities
First year	$839	$833
Renewal	501	687

	1,340	1,520

Life(1)
First year	44	59
Renewal	447	446

	491	505

Other(2)
First year	3	3
Renewal	47	65

	50	68

Total retail	1,881	2,093

Wholesale:
Annuities
First year	875	569
Renewal	47	250

	922	819

Life(1)
First year	18	48
Renewal	147	134

	165	182

Total wholesale	1,087	1,001

Total Premiums and Deposits	$2,968	$3,094

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for first quarter 2013 were $3.0 billion, a $126 million decrease from $3.1 billion in first quarter 2012 while total first year premiums and deposits increased $267 million to $1.8 billion in first quarter 2013 from $1.5 billion in first quarter 2012 partially due to sales of recently introduced insurance products. The annuity line’s first year premiums and deposits increased $312 million to $1.7 billion principally due to the $314 million increase in variable annuities’ sales ($306 million increase in wholesale and $8 million in the retail channel) partially offset by lower sales of fixed annuity premiums of $2 million. First year premiums and deposits for the life insurance products decreased $45 million, primarily due to the $29 million and $16 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The $45 million decrease in sales of life insurance products primarily reflects the impact of the Index UL insurance product being issued effective third quarter 2012 through another life insurance subsidiary of AXA Financial.

Renewal premium and deposits for annuity products for first quarter 2013 were $548 million, a $389 million decrease from $937 million in first quarter 2012. In 2012, the Company initiated certain programs to manage the risks associated with the in-force business, particularly variable annuities with guarantee features. For example, in 2012, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and initiated a limited program to offer to purchase from certain policyholders the GMDB rider contained in their Accumulator® contracts. The Company also took steps to limit and/or suspend the acceptance of contributions to other annuity products. In 2012, the Company lowered its renewal premium assumptions on certain series of UL products sold in 2011 based on emerging experience which will result in lower future policy fee income.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended March 31,
	2013		2012
	Amount	Rate(1)	Amount	Rate(1)
	(Dollars in Millions)

Annuities	$1,600	6.2%	$1,527	6.4%
Variable and interest-sensitive life	247	5.1%	279	5.9%
Traditional life	57	2.3%	70	3.5%

Total	$1,904		$1,876

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $28 million, from $1,876 million in first quarter 2012 to $1,904 million for first quarter 2013. There was an increase of $73 million in individual annuities surrenders and withdrawals with decreases of $32 million and $13 million, respectively, in traditional life products and variable and interest sensitive products. The annualized annuities surrender rate decreased to 6.2% in first quarter 2013 from 6.4% in first quarter 2012. In 2012, expectations of partial withdrawal and long term lapse rates for variable annuities with GMDB and GMIB guarantees were updated based upon emerging experience. If surrender rates and/or partial withdrawal rates and amounts continue to negatively differ from our current assumptions, the expected claims costs from minimum guarantees will increase, possibly materially, which would be partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate decreased to 4.5% in first quarter 2013 from 5.3% in first quarter 2012. The first quarter 2012 surrender rate included the impact of the surrender of a single large company owned life insurance (“COLI”) policy.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for first quarter 2013 and 2012.

Investment Management - Results of Operations

	Three Months Ended March 31,
	2013	2012
	(In Millions)

Revenues:
Investment advisory and service fees(1)	$444	$426
Distribution revenues	119	91
Bernstein research services	110	106
Other revenues(1)	26	24

Commissions, fees and other income	699	647

Investment income (loss)	16	34
Less: interest expense to finance trading activities	(1)	(1)

Net investment income (loss)	15	33

Investment gains (losses), net	(4)	—

Total revenues	710	680

Expenses:
Compensation and benefits	305	306
Distribution related payments	109	80
Amortization of deferred sales commissions	11	8
Interest expense	1	—
Rent expense	32	51
Amortization of other intangible assets, net	6	6
Other operating costs and expenses	120	130

Total expenses	584	581

Earnings (loss) from Continuing Operations, before Income Taxes	$126	$99

(1)	Included fees earned by AllianceBernstein totaling $9 million and $8 million in first quarter 2013 and 2012, respectively, for services provided to the Company.

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for first quarter 2013 were $126 million, an increase of $27 million from pre-tax earnings of $99 million in first quarter 2012.

Revenues totaled $710 million in first quarter 2013, an increase of $30 million from $680 million in first quarter 2012, primarily due to a $28 million increase in distribution revenues and an $18 million increase in investment advisory and services fees partially offset by a $18 million decrease in net investment income.

Investment advisory and services fees include base fees and performance-based fees. In first quarter 2013, investment advisory and services fees totaled $444 million, an increase of $18 million from the $426 million in first quarter 2012. The $19 million increase in base investment advisory and services fees was primarily due to the increase in average assets under management despite a continued shift in product mix from equities to fixed income and other products in Institutional AUM. Performance-based fees decreased by $1 million. Retail base and performance fees increased $44 million. Institutional investment and advisory base and performance fees decreased $18 million and Private client fees decreased $8 million.

Distribution revenues increased $28 million in 2012 as compared to prior year as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

Bernstein research revenues increased $4 million in first quarter 2013 as compared to prior year primarily due to growth in Europe and Asia partially offset by fewer trading days in the quarter.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $18 million decrease in net investment income to $15 million in first quarter 2013 as compared to $33 million in first quarter 2012 was primarily due to $14 million lower investment income on seed money investments and unrealized gains on equity trading securities ($12 million of income in first quarter 2013 as compared to $26 million in first quarter 2012), $8 million lower investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($1 million of investment loss in first quarter 2013 as compared to $9 million of investment income in first quarter 2012) and $6 million of investment income from deferred compensation related investments in first quarter 2013 as compared to $16 million of investment income in the comparable prior period. Partially offsetting this income was a decrease of $14 million of investment losses from derivative instruments ($7 million of losses in first quarter 2013 as compared to $21 million of losses in first quarter 2012).

Expenses

The Investment Management segment’s total expenses were $584 million in first quarter 2013, an increase of $3 million from the $581 million in first quarter 2012 as higher distribution related payments were partially offset by lower rent expense and and lower other operating costs and expenses.

For first quarter 2013, employee compensation and benefits expenses for the segment were $305 million as compared to $306 million in first quarter 2012. The $1 million decrease was primarily attributable to $22 million decrease in base compensation due to lower headcount partially offset by $18 million higher short-term and long-term deferred incentive compensation and $3 million higher commission expense.

The distribution related payments increased $29 million to $109 million in first quarter 2013 from $80 million in first quarter 2012 primarily as a result of higher average Retail Services assets under management.

Rent expense decreased $19 million to $32 million in first quarter 2013 as compared to $51 million in first quarter 2012. The decrease reflects the impact of AllianceBernstein’s relocation and consolidation of office space.

The $10 million decrease in other operating costs and expenses to $120 million for first quarter 2013 as compared to $130 million in first quarter 2012 was primarily due to $8 million lower real estate charge related to its review of its real estate requirements.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended March 31,
	2013	2012
	(In Millions)
FEES
Third party	$430	$413
General Account and other	8	9
Insurance Group Separate Accounts	6	6

Total Fees	$444	$428

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party	$384,256	$363,307
General Account and other	31,098	31,903
Insurance Group Separate Accounts	27,846	23,890

Total AllianceBernstein	443,200	419,100

Insurance Group
General Account and other(2)	20,806	16,701
Insurance Group Separate Accounts	73,629	71,737

Total Insurance Group	94,435	88,438

Total by Account:
Third party(1)	384,256	363,307
General Account and other(2)	51,904	48,604
Insurance Group Separate Accounts	101,475	95,627

Total Assets Under Management	$537,635	$507,538

(1)

Includes $48.7 billion and $38.8 billion of assets managed on behalf of AXA affiliates at March 31, 2013 and 2012, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $15.2 billion and $11.9 billion at March 31, 2013 and 2012, respectively, as well as mortgages and equity real estate totaling $5.6 billion and $4.8 billion at March 31, 2013 and 2012, respectively.

Fees for assets under management increased 3.74% from first quarter 2012 to 2013, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management increased $30.1 billion. The $26.8 billion increase in Third Party and Insurance Group Separate Account assets under management at March 31, 2013 as compared to March 31, 2012 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation and net inflows at AllianceBernstein. General Account and other assets under management increased $3.3 billion from first quarter 2012 primarily due to market appreciation and net inflows.

AllianceBernstein assets under management at March 31, 2013 totaled $443.2 billion as compared to $419.1 billion at March 31, 2012. The $24.1 billion increase was due to $23.6 billion of market appreciation and $0.5 billion of net inflows. In the Retail channel, there were $58.1 billion of inflows offset by $44.0 billion of outflows while the gross outflows of $29.9 billion and $13.1 billion in Institutional Investment and Private Client Channels, respectively, more than offset the inflows of $24.7 billion and $4.7 billion, respectively. At March 31, 2013, non-US clients accounted for 36.0% of the total AUM.

AllianceBernstein also classifies its assets under management by its investment services categories: Actively and Passively Managed Equity, Actively and Passively Managed Fixed Income and Other. The $26 billion decrease in Actively Managed Equity AUM to $98.8 billion resulted from $42.0 billion in net cash outflows partially offset by $10.3 billion in new investments and $5.7 billion in market appreciation. Passively Managed Equity totaled $43.8 billion, $7.3 billion higher than its March 31, 2012 balance due to $4.7 billion in new investments and market appreciation of $4.5 billion offset by net outflows of $1.9 billion. There was a $35.9 billion increase in Actively Managed Fixed Income to $256.9 billion at March 31, 2013, as compared to March 31, 2012, due to $65.1 billion of new investments and $10.1 billion in market appreciation partially offset by $39.3 billion of net long-term outflows. AUM in Passively Managed Fixed Income products increased $3.2 billion to $8.3 billion between March 31, 2012 and March 31, 2013 as $2.6 billion in new investments and $900 million in net inflows are partially offset by $300 million in market depreciation. The $3.7 billion increase in Other AUM to $35.4 billion resulted from $4.8 billion in new investments and $3.6 billion in market appreciation being partially offset by $4.7 billion in net outflows. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $436.7 billion for March 31, 2013 as compared to $417.4 billion for March 31, 2012. The increase for the Retail channel was $28.0 billion partially offset by $4.7 billion in Private Client and $4.0 billion in the Institutional channel. The average AUM increases in Actively Managed Fixed Income, Passively Managed Equity, Other and Passively Managed Fixed Income was $35.2 billion, $7 billion, $3.7 billion and $3.2 billion, respectively, offset by a decrease of $29.8 billion in Actively Managed Equity AUM.

Performance of AllianceBernstein’s major equity services was mixed in the first quarter of 2013. Over this period, AllianceBernstein’s U.S and global value services mostly outperformed their benchmarks, but International and Emerging Market Value services lagged. AllianceBernstein’s U.S. large and Small Cap growth services also under-performed their benchmarks in the first quarter 2013.

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

General Account Investment Assets

March 31, 2013

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$33,439	$1,709	$31,730
Mortgage loans on real estate	5,106	(366)	5,472
Equity real estate, held for the production of income	4	1	3
Policy Loans	3,451	(106)	3,557
Other equity investments	1,715	268	1,447
Trading securities	2,723	425	2,298
Other invested assets	1,597	1,239	358

Total investments	48,035	3,170	44,865
Cash and cash equivalents	2,308	1,487	821
Short-term and long-term debt	(583)	(348)	(235)

Total	$49,760	$4,309	$45,451

(1)

Assets listed in the “Other” category principally consist of the Company’s loans to affiliates and other miscellaneous assets and other miscellaneous liabilities related to GAIA that are reclassified from various balance sheet lines held in portfolios other than the General Account which are not managed as part of GAIA, including related accrued income or expense, certain reclassifications and intercompany adjustments and, for fixed maturities, the reversal of net unrealized gains (losses). The “Other” category is deducted in arriving at GAIA.

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended March 31,				Year Ended
	2013		2012		December 31, 2012
	Yield	Amount	Yield	Amount	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.35%	$321	4.81%	$352	$1,381
Ending assets		29,618		29,254	29,526
Below investment grade
Income	7.34%	39	6.58%	36	146
Ending assets		2,112		2,138	2,118
Mortgages:
Income (loss)	5.81%	79	6.08%	71	296
Ending assets		5,472		4,691	5,427
Equity Real Estate:
Income (loss)	5.26%	—	18.33%	5	14
Ending assets		3		99	3
Other Equity Investments:
Income (loss)	13.53%	48	17.40%	63	166
Ending assets		1,447		1,448	1,407
Policy Loans:
Income	6.00%	54	6.12%	56	226
Ending assets		3,557		3,637	3,624
Cash and Short-term Investments:
Income	0.22%	5	0.32%	5	14
Ending assets		821		222	1,281
Trading Securities:
Income	0.98%	5	(0.63)%	(1)	15
Ending assets		2,298		704	1,839
Other Invested Assets:
Income		144		51	118
Ending assets		358		120	236

Total Invested Assets:

Income	4.90%	695	5.39%	638	2,376
Ending Assets		45,686		42,313	45,461

Short-term and long-term debt:
Interest expense and other		(4)		(4)	(12)
Ending assets (liabilities)		(235)		(235)	(209)

Total:

Investment income	4.90%	691	5.38%	634	2,364
Less: investment fees	(0.11)%	(13)	(0.10)%	(11)	(49)

Investment Income, Net	4.79%	$678	5.28%	$623	$2,315

Ending Net Assets		$45,451		$42,078	$45,252

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At March 31, 2013, 73.9% of the fixed maturity portfolio was publicly traded. At March 31, 2013, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.2 billion. The General Account had a $7 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At March 31, 2013:
Corporate Securities:
Finance	$6,311	$488	$1	$6,798
Manufacturing	5,793	620	6	6,407
Utilities	3,074	394	2	3,466
Services	2,992	332	5	3,319
Energy	1,355	173	2	1,526
Retail and wholesale	1,070	103	2	1,171
Transportation	708	91	2	797
Other	28	3	—	31

Total corporate securities	21,331	2,204	20	23,515

U.S. government and agency	5,308	363	14	5,657
Commercial mortgage-backed	1,154	15	240	929
Residential mortgage-backed(2)	1,490	70	—	1,560
Preferred stock	1,128	59	7	1,180
State & municipal	446	84	—	530
Foreign governments	418	70	1	487
Asset-backed securities	158	11	4	165

Total	$31,433	$2,876	$286	$34,023

At December 31, 2012:
Corporate Securities:
Finance	$6,364	$495	$3	$6,856
Manufacturing	5,720	676	7	6,389
Utilities	3,212	420	3	3,629
Services	3,028	358	5	3,381
Energy	1,338	198	—	1,536
Retail and wholesale	1,063	113	1	1,175
Transportation	708	96	2	802
Other	30	3	—	33

Total corporate securities	21,463	2,359	21	23,801

U.S. government and agency	4,642	519	1	5,160
Commercial mortgage-backed	1,175	16	291	900
Residential mortgage-backed(2)	1,863	85	—	1,948
Preferred stock	1,089	59	11	1,137
State & municipal	445	85	—	530
Foreign governments	454	76	—	530
Asset-backed securities	175	12	5	182

Total	$31,306	$3,211	$329	$34,188

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.7 billion, or 5.5%, of the total fixed maturities at March 31, 2013 and $1.7 billion, or 5.4%, of the total fixed maturities at December 31, 2012. Gross unrealized losses on public and private fixed maturities decreased from $329 million at December 31, 2012 to $286 million at March 31, 2013. Below investment grade fixed maturities represented 57.3% and 46.5% of the gross unrealized losses at March 31, 2013 and December 31, 2012, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were higher and gross unrealized losses were lower in first quarter 2013 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2013:
1	Aaa, Aa, A	$14,949	$1,413	$31	$16,331
2	Baa	7,167	723	11	7,879

	Investment grade	22,116	2,136	42	24,210

3	Ba	779	54	4	829
4	B	158	5	3	160
5	C and lower	126	1	33	94
6	In or near default	37	—	11	26

	Below investment grade	1,100	60	51	1,109

Total Public Fixed Maturities		$23,216	$2,196	$93	$25,319

At December 31, 2012:
1	Aaa, Aa, A	$14,697	$1,656	$53	$16,300
2	Baa	7,365	801	10	8,156

	Investment grade	22,062	2,457	63	24,456

3	Ba	770	45	6	809
4	B	158	4	4	158
5	C and lower	93	1	19	75
6	In or near default	37	—	12	25

	Below investment grade	1,058	50	41	1,067

Total Public Fixed Maturities		$23,120	$2,507	$104	$25,523

(1)	At March 31, 2013 and 2012, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2013:
1	Aaa, Aa, A	$4,373	$356	$75	$4,654
2	Baa	3,216	309	5	3,520

	Investment grade	7,589	665	80	8,174

3	Ba	213	2	19	196
4	B	121	2	13	110
5	C and lower	47	—	11	36
6	In or near default	247	11	70	188

	Below investment grade	628	15	113	530

Total Private Fixed Maturities		$8,217	$680	$193	$8,704

At December 31, 2012:
1	Aaa, Aa, A	$4,303	$365	$100	$4,568
2	Baa	3,235	324	13	3,546

	Investment grade	7,538	689	113	8,114

3	Ba	226	3	23	206
4	B	149	1	15	135
5	C and lower	50	—	15	35
6	In or near default	223	11	59	175

	Below investment grade	648	15	112	551

Total Private Fixed Maturities		$8,186	$704	$225	$8,665

(1)

Includes, as of March 31, 2013 and December 31, 2012, respectively, 20 securities with amortized cost of $175 million (fair value, $174 million) and 12 securities with amortized cost of $109 million (fair value, $109 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At March 31, 2013:
1	Aaa, Aa, A	$10,973	$1,163	$6	$12,130
2	Baa	9,556	974	7	10,523

	Investment grade	20,529	2,137	13	22,653

3	Ba	698	53	5	746
4	B	89	4	2	91
5	C and lower	12	—	—	12
6	In or near default	3	10	—	13

	Below investment grade	802	67	7	862

Total Corporate Fixed Maturities		$21,331	$2,204	$20	$23,515

At December 31, 2012:
1	Aaa, Aa, A	$10,871	$1,236	$5	$12,102
2	Baa	9,764	1,066	4	10,826

	Investment grade	20,635	2,302	9	22,928

3	Ba	699	47	6	740
4	B	114	2	5	111
5	C and lower	12	—	1	11
6	In or near default	3	8	—	11

	Below investment grade	828	57	12	873

Total Corporate Fixed Maturities		$21,463	$2,359	$21	$23,801

Asset-backed Securities

At March 31, 2013, the amortized cost and fair value of asset backed securities held were $158 million and $165 million, respectively; at December 31, 2012, those amounts were $175 million and $182 million, respectively. At March 31, 2013, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $15 million and $15 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $39 million and $40 million, respectively.

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

Commercial Mortgage-Backed Securities

March 31, 2013

	Moody’s Agency Rating					Total	Total December 31, 2012
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)

At amortized cost:
2004 and Prior Years	$—	$10	$31	$100	$150	$291	$298
2005	15	5	34	82	341	477	477
2006	—	—	—	—	288	288	302
2007	1	—	—	—	97	98	98

Total CMBS	$16	$15	$65	$182	$876	$1,154	$1,175

At fair value:
2004 and Prior Years	$—	$10	$31	$98	$136	$275	$273
2005	15	5	32	78	291	421	411
2006	—	—	—	—	169	169	154
2007	1	—	—	—	63	64	62

Total CMBS	$16	$15	$63	$176	$659	$929	$900

Mortgages

Investment Mix

At March 31, 2013 and December 31, 2012, respectively, approximately 12.2% and 12.1%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	March 31, 2013	December 31, 2012
	(In Millions)

Commercial mortgage loans	$3,803	$3,822
Agricultural mortgage loans	1,725	$1,658

Total Mortgage Loans	$5,528	$5,480

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	March 31, 2013		December 31, 2012
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,666	30.2%	$1,688	30.8%
Middle Atlantic	1,311	23.7	1,314	24.0
South Atlantic	687	12.4	630	11.5
East North Central	576	10.4	574	10.5
Mountain	398	7.2	397	7.2
West North Central	367	6.6	354	6.5
West South Central	319	5.8	346	6.3
New England	104	1.9	104	1.9
East South Central	100	1.8	73	1.3

Total Mortgage Loans	$5,528	100.0%	$5,480	100.0%

By Property Type:
Office buildings	$1,825	33.0%	$1,828	33.3%
Agricultural properties	1,725	31.2	1,658	30.2
Apartment complexes	923	16.7	924	16.9
Industrial buildings	453	8.2	454	8.3
Retail Stores	267	4.8	267	4.9
Hospitality	241	4.4	245	4.5
Other	94	1.7	104	1.9

Total Mortgage Loans	$5,528	100.0%	$5,480	100.0%

At March 31, 2013, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 67.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 45.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

March 31, 2013

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$444	$110	$194	$704	$198	$47	$1,697
50% - 70%	564	72	805	709	232	54	2,436
70% - 90%	61	102	253	426	129	15	986
90% plus	42	—	—	114	89	164	409

Total Commercial and Agricultural Mortgage Loans	$1,111	$284	$1,252	$1,953	$648	$280	$5,528

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at March 31, 2013.

Mortgage Loans by Year of Origination

	March 31, 2013
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2013	$258	4.7%
2012	1,420	25.7
2011	1,141	20.6
2010	310	5.6
2009	517	9.4
2008 and prior	1,882	34.0

Total Mortgage Loans	$5,528	100.0%

In October 2011, one of the 2 loans shown in the table below was modified to interest only payments until October 1, 2013, at which time the loan reverts to its normal amortizing payment. In December 2012, the second loan was modified retroactive to the July 1, 2012 payment and was converted to interest only payments through maturity in August 2014. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

March 31, 2013

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	126

Total	2	$126	$126

There were no default payments on the above loan during the first quarter of 2013.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at March 31, 2013 and 2012.

	2013	2012
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$34	$32
Charge-offs	(2)	(11)
Recoveries	—	—
Provision	3	22

Ending Balance, March 31,	$35	$43

Ending Balance, March 31,:
Individually Evaluated for Impairment	$35	$43

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

Other Equity Investments

At March 31, 2013, private equity partnerships, hedge funds and real-estate related partnerships were 92.1% of total other equity investments. These interests, which represent 2.9% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	March 31, 2013	December 31, 2012
	(In Millions)

Common stock	$115	$67
Joint ventures and limited partnerships:
Private equity	1,056	1,048
Hedge funds	161	156
Real estate related	117	120

Total Other Equity Investments	$1,449	$1,391

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

At the end of 2012, AXA Equitable adjusted its outlook for future interest rate scenarios for some variable annuities with hedged GMDB and GMIB guarantees, as measured under AXA Equitable’s hedging framework, leading to a reduction in their interest rate exposure. The reduced interest rate exposure led to AXA Equitable reducing the size of its interest rate hedges, as well as a change to their maturity profile. In addition, AXA Equitable began to fully unwind its swap and swaption positions hedging exposure to interest rate volatility. AXA Equitable completed the full unwind in early 2013.

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

The Company periodically, including during the first quarter of 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

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

Derivative Instruments by Category

	At March 31, 2013			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2013
	Notional Amount	Fair Value
		Asset Derivatives	Liability Derivatives

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,160	$—	$—	$(516)
Swaps	1,064	1	74	(100)
Options	4,888	592	281	108

Interest rate contracts:(1)
Floors	2,400	268	—	1
Swaps	13,267	365	67	(129)
Futures	9,719	—	—	(107)
Swaptions	3,111	82	—	(157)

Net investment income (loss)				(900)

Embedded derivatives:
GMIB reinsurance contracts	—	9,856	—	(1,188)

GWBL and other features(2)	—	—	173	92

Balances, March 31, 2013	$39,609	$11,164	$595	$(1,996)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

Derivative Instruments by Category

	At December 31, 2012			Gains (Losses) Reported in Net Earnings (Loss) Three Months Ended March 31, 2012
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,098	$—	$—	$(690)
Swaps	875	1	52	(157)
Options	3,492	443	219	39

Interest rate contracts:(1)
Floors	2,700	291	—	12
Swaps	18,130	554	352	(142)
Futures	14,033	—	—	(228)
Swaptions	7,608	502	—	(372)

Net investment income				(1,538)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	(1,843)

GWBL and other features(2)	—	—	265	98

Total	$52,936	$12,835	$888	$(3,283)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,

	2013	2012
	(In Millions)

Fixed maturities	$(12)	$(1)
Other equity investments	—	—
Other	(1)	(7)

Total	$(13)	$(8)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses), Net

	Three Months Ended March 31,

	2013	2012
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$8	$2

Total gross realized investment gains	8	2

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(14)	(3)
Gross losses on sales and maturities	(6)	—

Total gross realized investment losses	(20)	(3)

Total	$(12)	$(1)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended March 31,

	2013	2012
	(In Millions)

Fixed Maturities:
Public fixed maturities	$—	$—
Private fixed maturities	(14)	(3)

Total fixed maturities securities	(14)	(3)

Equity securities	—	—

Total	$(14)	$(3)

At March 31, 2013 and 2012, respectively, the $14 million and $3 million of OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion supplements that found in the 2012 Form 10-K’s MD&A section under the caption “Liquidity and Capital Resources.”

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

General Accounts Annuity Reserves and Deposit Liabilities

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$4,135	20.4%	$4,253	20.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.2	30	0.1
At contract value, less surrender charge of 5% or more	1,185	5.8	1,230	5.9

Subtotal	1,216	6.0	1,260	6.0

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	14,964	73.6	15,373	73.6

Total Annuity Reserves And Deposit Liabilities	$20,315	100.0%	$20,886	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $2.3 billion at March 31, 2013 decreased $854 million from $3.2 billion at December 31, 2012.

Net cash provided by operating activities was $131 million in first quarter 2013 as compared to net cash used in operating activities of $351 million in first quarter 2012. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $1.6 billion, $120 million higher than the $1.5 billion net cash used by investing activities in first quarter 2012. The change was partially due to net purchases of $793 million in first quarter 2013 as compared to net purchases of $484 million in first quarter 2012 partially offset by lower cash outflows related to derivatives ($855 million in first quarter 2013 as compared to cash outflows of $1.0 billion in first quarter 2012).

Cash flows provided by financing activities increased $227 million from $415 million in first quarter 2012 to $642 million in first quarter 2013. The impact of the net deposits to policyholders’ account balances was $986 million in first quarter 2013 and 2012, respectively. Additional AllianceBernstein Holding units were purchased for $21 million and $67 million in first quarter 2013 and 2012, respectively. Distributions to noncontrolling interest was $69 million in first quarter 2013 as compared to $32 million in first quarter 2012.

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

Off Balance Sheet Transactions. At March 31, 2013 and December 31, 2012, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $400 million and $505 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at March 31, 2013. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At March 31, 2013, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($8.5 billion at March 31, 2013) and/or letters of credit ($2.6 billion at March 31, 2013). Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $463 million during 2013. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid no shareholder dividends during the first three months of 2013 and 2012.

For first quarter 2013 and 2012, respectively, AXA Equitable’s statutory net income (loss) totaled $(150) million and $(498) million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $5.5 billion and $5.2 billion at March 31, 2013 and December 31, 2012, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2012 Form 10-K.

AllianceBernstein

For the first three months of 2013, net cash used by AllianceBernstein’s operating activities was $66 million, an increase of $31 million from the corresponding 2012 period. The change was primarily due to a higher decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity).

For the first three months of 2013, net cash used in investing activities was $3 million, down $2 million from the corresponding 2012 period. The decrease was primarily due to a decrease in net purchases of furniture and equipment.

For the first three months of 2013, net cash provided by financing activities was $9 million, an increase of $173 million from the $164 million of cash used in the corresponding 2012 period. The increase was primarily due to the $59 million net issuance of commercial paper during first quarter of 2013 as compared to the net repayment of $58 million of commercial paper during the comparable 2012 period and $46 million lower repurchases of Holding Units partially offset by higher distributions to the General Partner and unitholders as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

At March 31, 2013, AllianceBernstein had $560 million of cash and cash equivalents all of which is available for liquidity, but is comprised primarily of cash on deposit for AllianceBernstein’s broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $387 million, which includes cash on deposit for AllianceBernstein’s foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds. AllianceBernstein’s intent is to permanently reinvest these earnings outside the U.S.

At March 31, 2013 and December 31, 2012, respectively, AllianceBernstein had $383 million and $323 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “ AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of March 31, 2013 and December 31, 2012, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of March 31, 2013 and December 31, 2012, AllianceBernstein had no uncommitted bank loans outstanding.

SUPPLEMENTARY INFORMATION

The Company is involved in a number of ventures and transactions with AXA and certain of its affiliates. See Notes 11 and 16 of Notes to the Consolidated Financial Statements in AXA Equitable’s 2012 Form 10-K as well as AllianceBernstein’s Report on Form 10-K for the year ended December 31, 2012 for information on related party transactions.

Contractual Obligations

The Company’s consolidated contractual agreements include policyholder obligations, long-term debt, commercial paper, loans from affiliates, employee benefits, operating leases and various funding commitments. See the “Supplementary Information – Contractual Obligation” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in AXA Equitable’s 2012 Form 10-K for additional information.

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

There have been no material changes to the quantitative and qualitative disclosures about market risk described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2012 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements contained herein. Except as disclosed in Note 10 of Notes to Consolidated Financial Statements, there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the 2012 Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

AXA has reported to us that 14 insurance policies underwritten by two of AXA’s European insurance subsidiaries, AXA France IARD and AXA Winterthur that were in-force during the first quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Of these insurance policies, 13 policies were written by AXA France IARD and relate to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have, direct or indirect, ties to the Government of Iran (the “French Policies”), including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The other policy, described below, was written by AXA Winterthur and provides global coverage to a Swiss-based non-governmental organization based in Geneva that was initially established by the United Nations to facilitate international transport (the “Swiss Policy”). AXA Winterthur is a Swiss company, based in Winterthur, Switzerland, which is licensed to operate in Switzerland.

With respect to these policies, as of the date of this report: (1) AXA France IARD has taken actions necessary to terminate coverage under all 13 of the French Policies; and (2) AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran. The aggregate premium for these 14 policies was less than $1 million (approximately $105,000 for the 13 French Policies and approximately $884,000 for the relevant premium amount under the Swiss Policy), representing less than 0.001% of AXA’s consolidated revenues, which are in excess of $100 billion. The net profit attributable to these 14 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 14 of these policies, in the aggregate, was less than $300,000, representing less than 0.006% of AXA’s aggregate net profit.

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

During the first quarter of 2013, AXA Winterthur provided global cover to the IRU insuring it against financial losses that the IRU may incur if a carrier fails to pay the duty charges under the terms of a TIR Carnet. Under this policy, AXA Winterthur guaranteed duty payments on behalf of the IRU to the TIR national transport associations in each of the more than 70 participating countries, which includes Iran’s TIR System national transport association (the Iran Chamber of Commerce Industry Mines and Agriculture).

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

Date:	May 10, 2013	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Director
and Chief Financial Officer

Date:	May 10, 2013		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Director and
Chief Accounting Officer