Form 10-Q
period 2013-06-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2013-08-08
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$31,300	$33,607
Mortgage loans on real estate	5,364	5,059
Equity real estate, held for the production of income	4	4
Policy loans	3,450	3,512
Other equity investments	1,809	1,643
Trading securities	3,219	2,309
Other invested assets	1,334	1,828

Total investments	46,480	47,962
Cash and cash equivalents	1,419	3,162
Cash and securities segregated, at fair value	835	1,551
Broker-dealer related receivables	1,622	1,605
Deferred policy acquisition costs	3,959	3,728
Goodwill and other intangible assets, net	3,661	3,673
Amounts due from reinsurers	3,840	3,847
Loans to affiliates	1,035	1,037
Guaranteed minimum income benefit reinsurance contract asset, at fair value	8,707	11,044
Other assets	4,941	5,095
Separate Accounts’ assets	99,750	94,139

Total Assets	$176,249	$176,843

LIABILITIES
Policyholders’ account balances	$29,256	$28,263
Future policy benefits and other policyholders’ liabilities	22,253	22,687
Broker-dealer related payables	489	664
Amounts due to reinsurers	66	75
Customers related payables	1,545	2,562
Short-term and long-term debt	546	523
Loans from affiliates	825	1,325
Current and deferred income taxes	3,638	5,172
Other liabilities	2,790	3,503
Separate Accounts’ liabilities	99,750	94,139

Total liabilities	161,158	158,913

Commitments and contingent liabilities (Notes 10 and 11)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

(UNAUDITED)

	June 30, 2013	December 31, 2012
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	6,011	5,992
Retained earnings	7,070	9,125
Accumulated other comprehensive income (loss)	(596)	317

Total AXA Equitable’s equity	12,487	15,436

Noncontrolling interest	2,604	2,494

Total equity	15,091	17,930

Total Liabilities and Equity	$176,249	$176,843

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$853	$821	$1,750	$1,649
Premiums	128	116	254	259
Net investment income (loss):
Investment income (loss) from derivative instruments	(739)	1,517	(1,646)	(42)
Other investment income (loss)	529	545	1,094	1,178

Total net investment income (loss)	(210)	2,062	(552)	1,136

Investment gains (losses), net:
Total other-than-temporary impairment losses	(50)	(50)	(64)	(53)
Portion of loss recognized in other comprehensive income (loss)	15	1	15	1

Net impairment losses recognized	(35)	(49)	(49)	(52)
Other investment gains (losses), net	1	(4)	(1)	(9)

Total investment gains (losses), net	(34)	(53)	(50)	(61)

Commissions, fees and other income	949	852	1,864	1,706
Increase (decrease) in the fair value of the reinsurance contract asset	(1,149)	2,677	(2,337)	834

Total revenues	537	6,475	929	5,523

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	539	1,250	967	1,387
Interest credited to policyholders’ account balances	251	250	632	566
Compensation and benefits	449	393	872	820
Commissions	292	320	573	651
Distribution related payments	112	86	221	166
Amortization of deferred sales commissions	10	10	21	18
Interest expense	25	27	53	54
Amortization of deferred policy acquisition costs	120	245	159	328
Capitalization of deferred policy acquisition costs	(162)	(192)	(321)	(375)
Rent expense	42	56	85	117
Amortization of other intangible assets	6	6	12	12
Other operating costs and expenses	370	198	728	519

Total benefits and other deductions	2,054	2,649	4,002	4,263

Earnings (loss) from continuing operations, before income taxes	(1,517)	3,826	(3,073)	1,260
Income tax (expense) benefit	549	(1,358)	1,171	(365)

Net earnings (loss)	(968)	2,468	(1,902)	895
Less: net (earnings) loss attributable to the noncontrolling interest	(83)	(47)	(153)	(109)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,051)	$2,421	$(2,055)	$786

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(968)	$2,468	$(1,902)	$895

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(821)	385	(977)	432
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	80	(27)	55	(52)

Total other comprehensive income (loss), net of income taxes	(741)	358	(922)	380

Comprehensive income (loss)	(1,709)	2,826	(2,824)	1,275

Less: Comprehensive (income) loss attributable to noncontrolling interest	(78)	(45)	(144)	(108)

Comprehensive Income (Loss) Attributable to AXA Equitable	$(1,787)	$2,781	$(2,968)	$1,167

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,992	5,743
Changes in capital in excess of par value	19	—

Capital in excess of par value, end of period	6,011	5,743

Retained earnings, beginning of year	9,125	9,392
Net earnings (loss)	(2,055)	786
Stockholder dividends	—	(181)

Retained earnings, end of period	7,070	9,997

Accumulated other comprehensive income (loss), beginning of year	317	(297)
Other comprehensive income (loss)	(913)	381

Accumulated other comprehensive income (loss), end of period	(596)	84

Total AXA Equitable’s equity, end of period	12,487	15,826

Noncontrolling interest, beginning of year	2,494	2,703
Repurchase of AllianceBernstein Holding units	(17)	(61)
Purchase of noncontrolling interest in consolidated entity	—	—
Net earnings (loss) attributable to noncontrolling interest	153	109
Dividends paid to noncontrolling interest	(144)	(96)
Other comprehensive income (loss) attributable to noncontrolling interest	(9)	(1)
Other changes in noncontrolling interest	127	111

Noncontrolling interest, end of period	2,604	2,765

Total Equity, End of Period	$15,091	$18,591

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)

Net earnings (loss)	$ (1,902)	$895
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	632	566
Universal life and investment-type product policy fee income	(1,750)	(1,649)
Net change in broker-dealer and customer related receivables/payables	(1,038)	(179)
(Income) loss related to derivative instruments	1,646	42
Investment (gains) losses, net	50	61
Change in segregated cash and securities, net	717	125
Change in deferred policy acquisition costs	(162)	(47)
Change in future policy benefits	(57)	145
Change in current and deferred income taxes	(1,002)	203
Change in accounts payable and accrued expenses	20	(21)
Change in the fair value of the reinsurance contract asset	2,337	(834)
Amortization of deferred compensation	9	4
Amortization of deferred sales commission	21	18
Other depreciation and amortization	54	56
Amortization of reinsurance cost	135	(22)
Amortization of other intangibles	12	12
Other, net	36	110

Net cash provided by (used in) operating activities	(242)	(515)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,057	1,960
Sales of investments	1,967	476
Purchases of investments	(4,935)	(3,619)
Cash settlements related to derivative instruments	(936)	316
Change in short-term investments	(24)	(2)
Investment in capitalized software, leasehold improvements and EDP equipment	(33)	(32)
Other, net	8	(71)

Net cash provided by (used in) investing activities	(1,896)	(972)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 - CONTINUED

(UNAUDITED)

	2013	2012
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$2,614	$2,575
Withdrawals	(492)	(393)
Change in short-term financings	23	(169)
Repayment of loans from affiliates	(500)	—
Change in collateralized pledged assets	(332)	—
Change in collateralized pledged liabilities	(760)	221
Shareholder dividend paid	—	(181)
Repurchase of AllianceBernstein Holding units	(27)	(95)
Distribution to noncontrolling interests in consolidated subsidiaries	(144)	(96)
Other, net	13	12

Net cash provided by (used in) financing activities	395	1,874

Change in cash and cash equivalents	(1,743)	387
Cash and cash equivalents, beginning of year	3,162	3,227

Cash and Cash Equivalents, End of Period	$1,419	$3,614

Supplemental cash flow information:
Interest Paid	$56	$54

Income Taxes Paid (Refunded)	$156	$160

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2012. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

At June 30, 2013 and December 31, 2012, the Company’s economic interest in AllianceBernstein was 38.2% and 39.5%, respectively. At June 30, 2013 and December 31, 2012, respectively, AXA and its subsidiaries’ (including AXA Financial Group) economic interest in AllianceBernstein was approximately 64.2% and 65.5%.

The terms “second quarter 2013” and “second quarter 2012” refer to the three months ended June 30, 2013 and 2012, respectively. The terms “first six months of 2013” and “first six months of 2012” refer to the six months ended June 30, 2013 and 2012, respectively.

2)	NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued new guidance to improve the reporting of reclassifications out of AOCI. The amendments in this guidance require an entity to report the effect of significant reclassifications out of AOCI on the respective line items in the statement of earnings (loss) if the amount being reclassified is required to be reclassified in its entirety to net earnings (loss). For other amounts that are not required to be reclassified in their entirety to net earnings in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The guidance requires disclosure of reclassification information either in the notes or the face of the financial statements provided the information is presented in one location. This guidance was effective for interim and annual periods beginning after December 31, 2012. Implementation of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Future Adoption of New Accounting Pronouncements

In July 2013, the FASB issued new guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this guidance state that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception to this guidance would be where a net operating loss carryforward or similar tax loss or credit carryforward would not be available under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such a case, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15, 2013. Management will be adopting this presentation as of the effective date. Management does not expect implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
June 30, 2013:
Fixed Maturities:
Corporate	$20,670	$1,527	$171	$22,026	$—
U.S. Treasury, government and agency	5,420	119	266	5,273	—
States and political subdivisions	446	49	2	493	—
Foreign governments	412	50	4	458	—
Commercial mortgage-backed	1,113	14	329	798	25
Residential mortgage-backed(1)	980	43	—	1,023	—
Asset-backed(2)	146	10	4	152	4
Redeemable preferred stock	1,044	54	21	1,077	—

Total Fixed Maturities	30,231	1,866	797	31,300	29

Equity securities	24	—	—	24	—

Total at June 30, 2013	$30,255	$1,866	$797	$31,324	$29

December 31, 2012:
Fixed Maturities:
Corporate	$20,854	$2,364	$20	$23,198	$—
U.S. Treasury, government and agency	4,664	517	1	5,180	—
States and political subdivisions	445	85	—	530	—
Foreign governments	454	76	—	530	—
Commercial mortgage-backed	1,175	16	291	900	13
Residential mortgage-backed(1)	1,864	85	—	1,949	—
Asset-backed(2)	175	12	5	182	5
Redeemable preferred stock	1,089	60	11	1,138	—

Total Fixed Maturities	30,720	3,215	328	33,607	18

Equity securities	23	1	—	24	—

Total at December 31, 2012	$30,743	$3,216	$328	$33,631	$18

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At June 30, 2013 and December 31, 2012, respectively, the Company had trading fixed maturities with an amortized cost of $186 million and $194 million and carrying values of $178 million and $202 million. Gross unrealized gains on trading fixed maturities were $0 million and $12 million and gross unrealized losses were $8 million and $4 million at June 30, 2013 and December 31, 2012, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at June 30, 2013 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at June 30, 2013

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$666	$672
Due in years two through five	7,460	7,975
Due in years six through ten	11,123	11,720
Due after ten years	7,699	7,883

Subtotal	26,948	28,250
Commercial mortgage-backed securities	1,113	798
Residential mortgage-backed securities	980	1,023
Asset-backed securities	146	152

Total	$29,187	$30,223

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the second quarter and first six months of 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Proceeds from sales	$912	$28	$1,172	$28

Gross gains on sales	$14	$3	$21	$3

Gross losses on sales	$(1)	$(9)	$(1)	$(9)

Total OTTI	$(50)	$(50)	$(64)	$(53)
Non-credit losses recognized in OCI	15	1	15	1

Credit losses recognized in earnings (loss)	$(35)	$(49)	$(49)	$(52)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Balances, beginning of period	$(384)	$(334)	$(372)	$(332)
Previously recognized impairments on securities that matured, paid, prepaid or sold	12	14	14	15
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	(35)	(17)	(49)	(20)
Additional impairments this period on securities previously impaired	—	(32)	—	(32)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at June 30,	$(407)	$(369)	$(407)	$(369)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	June 30, 2013	December 31, 2012
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(35)	$(12)
All other	1,104	2,899
Equity securities	—	1

Net Unrealized Gains (Losses)	$1,069	$2,888

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, April 1, 2013	$(8)	$1	$4	$1	$(2)
Net investment gains (losses) arising during the period	(12)	—	—	—	(12)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	(15)	—	—	—	(15)
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	7	7
Policyholders’ liabilities	—	—	5	—	5

Balance, June 30, 2013	$(35)	$2	$9	$8	$(16)

Balance, April 1, 2012	$(28)	$1	$4	$8	$(15)
Net investment gains (losses) arising during the period	(17)	—	—	—	(17)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	—	—	—	32
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(5)	(5)
Policyholders’ liabilities	—	—	(1)	—	(1)

Balance, June 30, 2012	$(14)	$1	$3	$3	$(7)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(13)	—	—	—	(13)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	5	—	—	—	5
Excluded from Net earnings (loss)(1)	(15)	—	—	—	(15)
Impact of net unrealized investment gains (losses) on:
DAC	—	1	—	—	1
Deferred income taxes	—	—	—	6	6
Policyholders’ liabilities	—	—	5	—	5

Balance, June 30, 2013	$(35)	$2	$9	$8	$(16)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	—	—	—	32
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(9)	(9)
Policyholders’ liabilities	—	—	(3)	—	(3)

Balance, June 30, 2012	$(14)	$1	$3	$3	$(7)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, April 1, 2013	$2,603	$ (121)	$(593)	$(661)	$1,228
Net investment gains (losses) arising during the period	(1,535)	—	—	—	(1,535)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	21	—	—	—	21
Excluded from Net earnings (loss)(1)	15	—	—	—	15
Impact of net unrealized investment gains (losses) on:
DAC	—	11	—	—	11
Deferred income taxes	—	—	—	429	429
Policyholders’ liabilities	—	—	257	—	257

Balance, June 30, 2013	$1,104	$(110)	$(336)	$(232)	$426

Balance, April 1, 2012	$1,789	$(111)	$(380)	$(455)	$843
Net investment gains (losses) arising during the period	644	—	—	—	644
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	22	—	—	—	22
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	(62)	—	—	(62)
Deferred income taxes	—	—	—	(204)	(204)
Policyholders’ liabilities	—	—	(22)	—	(22)

Balance, June 30, 2012	$2,456	$(173)	$(402)	$(659)	$1,222

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2013	$2,900	$ (179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(1,838)	—	—	—	(1,838)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	27	—	—	—	27
Excluded from Net earnings (loss)(1)	15	—	—	—	15
Impact of net unrealized investment gains (losses) on:
DAC	—	69	—	—	69
Deferred income taxes	—	—	—	509	509
Policyholders’ liabilities	—	—	267	—	267

Balance, June 30, 2013	$1,104	$(110)	$(336)	$(232)	$426

Balance, January 1, 2012	$1,831	$(207)	$(385)	$(433)	$806
Net investment gains (losses) arising during the period	601	—	—	—	601
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	23	—	—	—	23
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	34	—	—	34
Deferred income taxes	—	—	—	(226)	(226)
Policyholders’ liabilities	—	—	(17)	—	(17)

Balance, June 30, 2012	$2,456	$(173)	$(402)	$(659)	$1,222

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 798 issues at June 30, 2013 and the 402 issues at December 31, 2012 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

June 30, 2013:
Fixed Maturities:
Corporate	$3,313	$(161)	$98	$(10)	$3,411	$(171)
U.S. Treasury, government and agency	3,481	(266)	—	—	3,481	(266)
States and political subdivisions	20	(2)	—	—	20	(2)
Foreign governments	82	(4)	2	—	84	(4)
Commercial mortgage-backed	45	(17)	507	(312)	552	(329)
Residential mortgage-backed	47	—	1	—	48	—
Asset-backed	14	—	29	(4)	43	(4)
Redeemable preferred stock	493	(14)	86	(7)	579	(21)

Total	$7,495	$(464)	$723	$(333)	$8,218	$(797)

December 31, 2012:
Fixed Maturities:
Corporate	$562	$(5)	$208	$(15)	$770	$(20)
U.S. Treasury, government and agency	513	(1)	—	—	513	(1)
States and political subdivisions	20	—	—	—	20	—
Foreign governments	6	—	2	—	8	—
Commercial mortgage-backed	7	(3)	805	(288)	812	(291)
Residential mortgage-backed	27	—	1	—	28	—
Asset-backed	8	—	36	(5)	44	(5)
Redeemable preferred stock	143	(1)	327	(10)	470	(11)

Total	$1,286	$(10)	$1,379	$(318)	$2,665	$(328)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at June 30, 2013 and December 31, 2012 were $138 million and $138 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At June 30, 2013 and December 31, 2012, respectively, approximately $1,979 million and $2,095 million, or 6.5% and 6.8%, of the $30,231 million and $30,720 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $301 million and $224 million at June 30, 2013 and December 31, 2012, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At June 30, 2013 and December 31, 2012, respectively, the Company owned $14 million and $17 million in RMBS backed by subprime residential mortgage loans and $10 million and $11 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At June 30, 2013, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $22 million.

For the second quarter and first six months of 2013 and 2012, investment income is shown net of investment expenses of $18 million, $32 million, $13 million and $26 million, respectively.

At June 30, 2013 and December 31, 2012, respectively, the amortized cost of the Company’s trading account securities was $3,239 million and $2,265 million with respective fair values of $3,219 million and $2,309 million. Also at June 30, 2013 and December 31, 2012, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $117 million and $58 million and costs of $114 million and $57 million as well as other equity securities with carrying values of $24 million and $24 million and costs of $24 million and $23 million.

In the second quarter and first six months of 2013 and 2012, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $(3) million, $18 million, $(16) million and $32 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At June 30, 2013 and December 31, 2012, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $0 million and $0 million for commercial and $0 million and $2 million for agricultural, respectively.

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

Troubled Debt Restructuring - Modifications

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

June 30, 2013
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	126

Total	2	$126	$126

There were no default payments on the above loans during the second quarter and first six months of 2013.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first six months of 2013 and 2012 are as follows:

	2013	2012
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$34	$32
Charge-offs	—	(20)
Recoveries	(2)	(1)
Provision	4	23

Ending balance, June 30,	$36	$34

Ending balance, June 30,:
Individually Evaluated for Impairment	$36	$34

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

There were no allowances for credit losses for agricultural mortgage loans for the first six months of 2013 and 2012.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the debt service coverage ratio for commercial and agricultural mortgage loans at June 30, 2013 and December 31, 2012.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2013

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$290	$—	$—	$1	$17	$—	$308
50% - 70%	517	176	590	415	89	—	1,787
70% - 90%	116	—	261	522	132	198	1,229
90% plus	126	—	—	—	107	48	281

Total Commercial Mortgage Loans	$1,049	$176	$851	$938	$345	$246	$3,605

Agricultural Mortgage Loans(1)
0% - 50%	$181	$86	$200	$370	$196	$48	$1,081
50% - 70%	116	33	185	184	147	48	713
70% - 90%	—	—	—	1	—	—	1
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$297	$119	$385	$555	$343	$96	$1,795

Total Mortgage Loans(1)
0% - 50%	$471	$86	$200	$371	$213	$48	$1,389
50% - 70%	633	209	775	599	236	48	2,500
70% - 90%	116	—	261	523	132	198	1,230
90% plus	126	—	—	—	107	48	281

Total Mortgage Loans	$1,346	$295	$1,236	$1,493	$688	$342	$5,400

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2012

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$269	$21	$—	$—	$27	$—	$317
50% - 70%	370	75	619	655	—	—	1,719
70% - 90%	61	102	235	445	131	15	989
90% plus	—	—	—	156	89	165	410

Total Commercial Mortgage Loans	$700	$198	$854	$1,256	$247	$180	$3,435

Agricultural Mortgage Loans(1)
0% - 50%	$179	$84	$211	$308	$177	$49	$1,008
50% - 70%	122	29	136	188	116	50	641
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$301	$113	$347	$497	$293	$107	$1,658

Total Mortgage Loans(1)
0% - 50%	$448	$105	$211	$308	$204	$49	$1,325
50% - 70%	492	104	755	843	116	50	2,360
70% - 90%	61	102	235	446	131	23	998
90% plus	—	—	—	156	89	165	410

Total Mortgage Loans	$1,001	$311	$1,201	$1,753	$540	$287	$5,093

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at June 30, 2013 and December 31, 2012, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

June 30, 2013
Commercial	$—	$—	$—	$—	$3,605	$3,605	$—
Agricultural	6	4	12	22	1,773	1,795	12

Total Mortgage Loans	$6	$4	$12	$22	$5,378	$5,400	$12

December 31, 2012
Commercial	$—	$—	$—	$—	$3,435	$3,435	$—
Agricultural	6	1	10	17	1,641	1,658	9

Total Mortgage Loans	$6	$1	$10	$17	$5,076	$5,093	$9

The following table provides information regarding impaired mortgage loans at June 30, 2013 and December 31, 2012, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

June 30, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	1	—

Total	$—	$—	$—	$1	$—

With related allowance recorded:
Commercial mortgage loans - other	$126	$126	$(36)	$141	$2
Agricultural mortgage loans	—	—	—	—	—

Total	$126	$126	$(36)	$141	$2

December 31, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	2	2	—	3	—

Total	$2	$2	$—	$3	$—

With related allowance recorded:
Commercial mortgage loans - other	$170	$170	$(34)	$178	$10
Agricultural mortgage loans	—	—	—	—	—

Total	$170	$170	$(34)	$178	$10

(1)	Represents a five-quarter average of recorded amortized cost.

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

The Company periodically, including during the first six months of 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity and commodity index options to hedge its exposure to equity linked and commodity indexed crediting rates on certain annuity and life products.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company uses swaptions and swaps to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

The Company’s investment in Separate Account equity funds exposes the Company to equity market risk which is hedged through equity future derivative contracts to minimize such risk.

Beginning in second quarter 2013, the Company implemented a strategy in its General Account investment portfolio to replicate the credit exposure from fixed maturity securities otherwise permissible under its investment guidelines through the sale of credit default swaps. Under the terms of these swaps, the Company receives quarterly fixed premiums that, together with any initial amount paid or received at trade inception, replicate the credit spread otherwise currently obtainable by purchasing the referenced entity’s fixed maturities of similar maturity. These credit derivatives have remaining terms of five years or less and are recorded at fair value with changes in fair value, including the yield component that emerges from initial amounts paid or received, reported in Net investment income (loss). The Company manages its credit exposure taking into consideration both cash and derivatives based positions and selects the reference entities in its replicated credit exposures in manner consistent with its selection of fixed maturities. In addition, the Company has transacted the sale of credit default swaps exclusively in single name reference entities of investment grade credit quality and with counterparties subject to collateral posting requirements. If there is an event of default by the referenced entity or other such credit event as defined under the terms of the swap contract, the Company is obligated to perform under the credit derivative and, at the counterparty’s option, either pay the referenced amount of the contract less an auction-determined recovery amount or pay the referenced amount of the contract and receive in return the defaulted or similar security of the referenced entity for recovery by sale at the contract settlement auction. To date, there have been no events of default or circumstances indicative of a deterioration in the credit quality of the named referenced entities to require or suggest that the Company will have to perform under these credit default swaps. The maximum potential amount of future payments the Company could be required to make under these credit derivatives is limited to the par value of the referenced securities which is the dollar-equivalent of the derivative notional amount. The Standard North American CDS Contract (“SNAC”) under which the Company executes these CDS sales transactions does not contain recourse provisions for recovery of amounts paid under the credit derivative.

The table below presents quantitative disclosures about the Company’s derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At June 30, 2013			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,578	$2	$—	$(644)
Swaps	1,366	30	47	(103)
Options	4,826	657	372	124

Interest rate contracts:(1)
Floors	2,400	227	—	(17)
Swaps	11,745	305	510	(681)
Futures	9,197	—	—	(154)
Swaptions	—	—	—	(169)

Credit contracts:(1)
Credit default swaps	305	4	4	(3)

Other freestanding contracts:(1)
Foreign currency contracts	109	—	—	1

Net investment income (loss)				(1,646)

Embedded derivatives:
GMIB reinsurance contracts	—	8,707	—	(2,337)

GIB and GWBL and other features(2)	—	—	130	135

Total, June 30, 2013	$35,526	$9,932	$1,063	$(3,848)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities.

	At December 31, 2012			Gains (Losses) Reported In Net Earnings (Loss) Six Months Ended June 30, 2012
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,189	$—	$2	$(560)
Swaps	965	2	56	(137)
Options	3,492	443	219	11

Interest rate contracts:(1)
Floors	2,700	291	—	42
Swaps	18,239	554	353	354
Futures	14,033	—	—	147
Swaptions	7,608	502	—	100

Other freestanding contracts:(1)
Foreign currency contracts	81	1	—	1

Net investment income (loss)				(42)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	834

GIB and GWBL and other features(2)	—	—	265	(43)

Total	$53,307	$12,837	$895	$749

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities.

At June 30, 2013, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $226 million. At June 30, 2013, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $53 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $7 million. All outstanding equity-based and treasury futures contracts at June 30, 2013 are exchange-traded and net settled daily in cash.

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

Under the ISDA Master Agreement, the Company generally has executed a Credit Support Annex (“CSA”) with each of its OTC derivative counterparties that require both posting and accepting collateral either in the form of cash or high-quality securities, such as U.S. Treasury securities or those issued by government agencies. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. Consequently, the credit exposure of the Company’s OTC derivative contracts is limited to the net positive estimated fair value of those contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received pursuant to CSAs. Derivatives are recognized at fair value in the consolidated balance sheets and are reported either as assets in Other invested assets or as liabilities in Other liabilities, except for embedded insurance-related derivatives as earlier described above and derivatives transacted with a related counterparty. The Company nets the fair value of all derivative financial instruments with counterparties for which an ISDA Master Agreement and related CSA have been executed.

At June 30, 2013 and December 31, 2012, respectively, the Company held $380 million and $1,165 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at June 30, 2013 and December 31, 2012, respectively, were $205 million and $5 million, for which the Company posted collateral of $351 million and $5 million at June 30, 2013 and December 31, 2012, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

On June 10, 2013, new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act went into effect, requiring financial entities, including U.S. life insurers, to clear newly executed OTC interest rate swaps on central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these new regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of newly executed OTC interest rate swap contracts. Centrally cleared OTC interest rate swap contracts, protected by initial margin requirements and higher quality collateral-eligible assets, are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and OTC derivative contracts. No significant impacts resulted in second quarter from the Company’s compliance with these new regulations as existing derivative positions are grandfathered. Similarly, the Company does not expect the new regulations to materially increase the amount or change the quality of collateral that otherwise would have been imposed directly with its counterparties under CSAs.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at June 30, 2013.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At June 30, 2013

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$682	$418	$264
Interest rate contracts	456	510	(54)
Credit contracts	3	3	—

Total Derivatives, subject to an ISDA Master Agreement	1,141	931	210
Total Derivatives, not subject to an ISDA Master Agreement	75	—	75

Total Derivatives	1,216	931	285
Other financial instruments	1,049	—	1,049

Other invested assets	$2,265	$931	$1,334

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$418	$418	$—
Interest rate contracts	510	510	—
Credit contracts	3	3	—

Total Derivatives, subject to an ISDA Master Agreement	931	931	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	931	931	—
Other financial liabilities	2,790	—	2,790

Other liabilities	$3,721	$931	$2,790

(1)	Excludes Investment Management segment’s $9 million net derivative assets and $109 million of securities borrowed.
(2)	Excludes Investment Management segment’s $2 million net derivative liability and $45 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at June 30, 2013.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At June 30, 2013

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$38	$—	$(17)	$21
Counterparty B	6	—	(1)	5
Counterparty C	(51)	—	51	—
Counterparty D	212	—	(204)	8
Counterparty E	(14)	—	14	—
Counterparty F	(35)	—	35	—
Counterparty G	73	—	(73)	—
Counterparty H	(24)	—	24	—
Counterparty I	(50)	—	50	—
Counterparty J	(30)	—	30	—
Counterparty K	15	—	(14)	1
Counterparty L	41	—	(35)	6
Counterparty M	29	—	(29)	—
Counterparty N	75	—	—	75

Total Derivatives	$285	$—	$(169)	$116
Other financial instruments	1,049	—	—	1,049

Other invested assets	$1,334	$—	$(169)	$1,165

The following table presents information about the Insurance segment’s offsetting of financial assets and liabilities and derivative instruments at December 31, 2012.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At December 31, 2012

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$444	$272	$172
Interest rate contracts	1,251	351	900

Total Derivatives, subject to an ISDA Master Agreement	1,695	623	1,072
Total Derivatives, not subject to an ISDA Master Agreement	96	—	96

Total Derivatives	1,791	623	1,168
Other financial instruments	660	—	660

Other invested assets	$2,451	$623	$1,828

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$272	$272	$—
Interest rate contracts	351	351	—

Total Derivatives, subject to an ISDA Master Agreement	623	623	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	623	623	—
Other financial liabilities	3,503	—	3,503

Other liabilities	$4,126	$623	$3,503

(1)	Excludes Investment Management segment’s $2 million net derivative assets and $106 million of securities borrowed.
(2)	Excludes Investment Management segment’s $7 million net derivative liability and $13 million of securities loaned.

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

Summarized financial information for the Closed Block follows:

	June 30, 2013	December 31, 2012
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,806	$7,942
Policyholder dividend obligation	166	373
Other liabilities	93	192

Total Closed Block liabilities	8,065	8,507

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $5,050 and $5,245)	5,336	5,741
Mortgage loans on real estate	1,251	1,255
Policy loans	969	1,026
Cash and other invested assets	78	30
Other assets	192	204

Total assets designated to the Closed Block	7,826	8,256

Excess of Closed Block liabilities over assets designated to the Closed Block	239	251

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(45) and $(47) and policyholder dividend obligation of $(166) and $(373)	84	87

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$323	$338

Closed Block revenues and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

REVENUES:
Premiums and other income	$73	$79	$148	$160
Net investment income (loss)	100	105	209	212
Net investment gains (losses)	(5)	(6)	(8)	(10)

Total revenues	168	178	349	362

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	173	198	325	385
Other operating costs and expenses	—	—	1	—

Total benefits and other deductions	173	198	326	385

Net revenues before income taxes	(5)	(20)	23	(23)
Income tax (expense) benefit	2	7	(8)	8

Net Revenues (Losses)	$(3)	$(13)	$15	$(15)

Reconciliation of the policyholder dividend obligation follows:

	Six Months Ended June 30,
	2013	2012
	(In Millions)

Balances, beginning of year	$373	$260
Unrealized investment gains (losses)	(207)	45

Balances, End of Period	$166	$305

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2013	$1,772	$4,561	$6,333
Paid guarantee benefits	(132)	(26)	(158)
Other changes in reserve	142	—	142

Balance at June 30, 2013	$1,782	$4,535	$6,317

Balance at January 1, 2012	$1,593	$4,130	$5,723
Paid guarantee benefits	(128)	(38)	(166)
Other changes in reserve	174	275	449

Balance at June 30, 2012	$1,639	$4,367	$6,006

Related GMDB reinsurance ceded amounts were:

	Six Months Ended June 30,
	2013	2012
	(In Millions)

Balance, beginning of year	$844	$716
Paid guarantee benefits	(59)	(53)
Other changes in reserve	85	105

Balance, End of Period	$870	$768

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The June 30, 2013 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,008	$232	$96	$439	$13,775
Separate Accounts	$32,837	$7,811	$3,838	$36,114	$80,600
Net amount at risk, gross	$481	$474	$2,522	$13,201	$16,678
Net amount at risk, net of amounts reinsured	$481	$289	$1,696	$5,168	$7,634
Average attained age of contractholders	50.7	64.2	69.8	64.9	54.6
Percentage of contractholders over age 70	8.3%	31.0%	51.5%	32.1%	15.3%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$37	$480	$517
Separate Accounts	N/A	N/A	$2,669	$47,928	$50,597
Net amount at risk, gross	N/A	N/A	$1,277	$3,901	$5,178
Net amount at risk, net of amounts reinsured	N/A	N/A	$383	$947	$1,330
Weighted average years remaining until annuitization	N/A	N/A	0.4	4.0	3.8
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

In second quarter 2013, the approach for determining the above noted GMIB net amount at risk has been updated to be more reflective of the economic exposure to the Company. Previously, the calculation used a current annuitization factor based on the retail pricing basis for single-premium individual annuities, including premium loads and interest margins. The updated approach excludes premium loads and interest margins, reducing the June 30, 2013 reported net amount at risk, gross of reinsurance by $3,646 million and the net amount at risk, net of amounts reinsured by $1,015 million.

The liability for GIB and GWBL and other features, not included above, was $130 million and $265 million at June 30, 2013 and December 31, 2012, respectively, which are accounted for as embedded derivatives. This liability reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios.

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

Investment in Variable Insurance Trust Mutual Funds

	June 30, 2013	December 31, 2012
	(In Millions)

GMDB:
Equity	$57,647	$52,633
Fixed income	3,376	3,748
Balanced	19,063	19,102
Other	514	543

Total	$80,600	$76,026

GMIB:
Equity	$35,677	$33,361
Fixed income	2,052	2,335
Balanced	12,624	12,906
Other	244	264

Total	$50,597	$48,866

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At June 30, 2013, the total account value and net amount at risk of the hedged variable annuity contracts were $39,047 million and $6,174 million, respectively, with the GMDB feature and $22,495 million and $947 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2013	$556	$(310)	$246
Other changes in reserves	83	(48)	35

Balance at June 30, 2013	$639	$(358)	$281

Balance at January 1, 2012	$470	$(262)	$208
Other changes in reserves	50	(23)	27

Balance at June 30, 2012	$520	$(285)	$235

6)	FAIR VALUE DISCLOSURES

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

Management is responsible for the determination of the value of investments carried at fair value and the supporting methodologies and assumptions. Under the terms of various service agreements, the Company often utilizes independent valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual securities. These independent valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. As further described below with respect to specific asset classes, these inputs include, but are not limited to, market prices for recent trades and transactions in comparable securities, benchmark yields, interest rate yield curves, credit spreads, quoted prices for similar securities, and other market-observable information, as applicable. Specific attributes of the security being valued also are considered, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security- or issuer-

specific information. When insufficient market observable information is available upon which to measure fair value, the Company either will request brokers knowledgeable about these securities to provide a non-binding quote or will employ internal valuation models. Fair values received from independent valuation service providers and brokers and those internally modeled or otherwise estimated are assessed for reasonableness.

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At June 30, 2013 and December 31, 2012, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at June 30, 2013

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$21,801	$219	$22,026
U.S. Treasury, government and agency	—	5,273	—	5,273
States and political subdivisions	—	444	49	493
Foreign governments	—	441	17	458
Commercial mortgage-backed	—	18	780	798
Residential mortgage-backed(1)	—	1,017	6	1,023
Asset-backed(2)	—	51	101	152
Redeemable preferred stock	256	806	15	1,077

Subtotal	262	29,851	1,187	31,300

Other equity investments	153	—	61	214
Trading securities	412	2,807	—	3,219
Other invested assets:
Short-term investments	—	122	—	122
Swaps	—	(222)	—	(222)
Futures	2	—	—	2
Options	—	285	—	285
Floors	—	227	—	227
Swaptions	—	—	—	—

Subtotal	2	412	—	414

Cash equivalents	792	—	—	792
Segregated securities	—	835	—	835
GMIB reinsurance contracts	—	—	8,707	8,707
Separate Accounts’ assets	96,716	2,734	216	99,666

Total Assets	$98,337	$36,639	$10,171	$145,147

Liabilities
GWBL and other features’ liability	$—	$—	$130	$130

Total Liabilities	$—	$—	$130	$130

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2012

	Level 1	Level 2	Level 3	Total
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

At June 30, 2013 and December 31, 2012, respectively, the fair value of public fixed maturities is approximately $23,439 million and $25,591 million or approximately 17.3% and 19.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At June 30, 2013 and December 31, 2012, respectively, the fair value of private fixed maturities is approximately $7,861 million and $8,016 million or approximately 5.8% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at June 30, 2013 and December 31, 2012, respectively, the net fair value of freestanding derivative positions is approximately $292 million and $1,163 million or approximately 70.5% and 92.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $1 million at June 30, 2013 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at June 30, 2013.

At June 30, 2013 and December 31, 2012, respectively, investments classified as Level 1 comprise approximately 72.5% and 70.3% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At June 30, 2013 and December 31, 2012, respectively, investments classified as Level 2 comprise approximately 26.4% and 28.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At June 30, 2013 and December 31, 2012, respectively, approximately $1,043 million and $1,966 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

At June 30, 2013 and December 31, 2012, respectively, investments classified as Level 3 comprise approximately 1.1% and 1.3% of assets measured at fair value on a recurring basis and primarily include corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at June 30, 2013 and December 31, 2012, respectively, were approximately $213 million and $222 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $878 million and $1,021 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the Company changed its methodology for measuring the fair value of CMBS securities below the senior AAA tranche from a risk-adjusted present value technique to pricing obtained from an independent valuation service vendor as returning liquidity in CMBS markets contributed to the availability of more reliable and representative measures of fair value. The impact for implementation of this change was approximately a $147 million (pre-DAC and pre-tax) reduction in the fair value of the CMBS portfolio at June 30, 2013, recognized as an unrealized loss through OCI. In applying the risk-adjusted present value technique in periods prior to June 30, 2013, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $341 million and $447 million at June 30, 2013 and December 31, 2012, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at June 30, 2013. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In the first six months of 2013, AFS fixed maturities with fair values of $23 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $5 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.2% of total equity at June 30, 2013. In the second quarter of 2013, one of the Company’s private securities went public and as a result, $19 million was transferred from a Level 3 classification to a Level 2 classification.

In the first six months of 2012, AFS fixed maturities with fair values of $99 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $7 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.7% of total equity at June 30, 2012.

The table below presents a reconciliation for all Level 3 assets and liabilities for the second quarter and first six months of 2013 and 2012, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, April 1, 2013	$327	$50	$20	$929	$7	$108
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	(1)	—	—
Investment gains (losses), net	2	—	—	(37)	—	—

Subtotal	3	—	—	(38)	—	—

Other comprehensive income (loss)	(3)	(1)	—	(92)	—	(1)
Purchases	—	—	(2)	—	—	—
Issues	—	—	—	—	—	—
Sales	(113)	—	—	(2)	(1)	(6)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	5	—	—	—	—	—
Transfers out of Level 3(1)	—	—	(1)	(17)	—	—

Balance, June 30, 2013	$219	$49	$17	$780	$6	$101

Balance, April 1, 2012	$394	$52	$20	$933	$12	$165
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	(51)	—	—

Subtotal	—	—	—	(51)	—	—

Other comprehensive income (loss)	(2)	—	—	41	—	(1)
Purchases	25	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(21)	—	—	(17)	(1)	(7)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	5	—	—	—	—	—
Transfers out of Level 3(1)	(18)	—	(20)	—	—	(18)

Balance, June 30, 2012	$383	$52	$—	$906	$11	$139

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	(1)	—	—
Investment gains (losses), net	3	—	—	(57)	—	—

Subtotal	4	—	—	(58)	—	—

Other comprehensive income (loss)	2	—	(2)	(42)	—	—
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(142)	(1)	—	(2)	(3)	(12)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	5	—	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	(18)	—	—

Balance, June 30, 2013	$219	$49	$17	$780	$6	$101

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	1	—	—
Investment gains (losses), net	—	—	—	(54)	—	—

Subtotal	—	—	—	(53)	—	—

Other comprehensive income (loss)	1	—	—	78	—	—
Purchases	25	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(25)	(1)	—	(21)	(3)	(13)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	7	—	—	—	—	—
Transfers out of Level 3(1)	(57)	—	(22)	—	—	(20)

Balance, June 30, 2012	$383	$52	$—	$906	$11	$139

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, April 1, 2013	$15	$75	$—	$9,856	$221	$173
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,203)	—	—
Policyholders’ benefits	—	—	—	—	—	(63)

Subtotal	—	—	—	(1,203)	—	(63)

Other comprehensive income (loss)	—	(14)	—	—	—	—
Purchases	—	—	—	61	—	20
Issues	—	—	—	—	—	—
Sales	—	—	—	(7)	(5)	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, June 30, 2013	$15	$61	$—	$8,707	$216	$130

Balance, April 1, 2012	$14	$59	$(59)	$8,704	$221	$193
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	1	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	2,631	—	—
Policyholders’ benefits	—	—	—	—	—	129

Subtotal	—	—	—	2,631	1	129

Other comprehensive income (loss)	1	(1)	—	—	—	—
Purchases	—	—	—	60	6	12
Issues	—	—	—	—	—	—
Sales	—	—	—	(14)	(4)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	59	—	(1)	—

Balance, June 30, 2012	$15	$58	$—	$11,381	$222	$334

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features Liability
	(In Millions)

Balance, January 1, 2013	$15	$77	$—	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	(5)	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	(2,437)	—	—
Policyholders’ benefits	—	—	—	—	—	(171)

Subtotal	—	—	—	(2,437)	(5)	(171)

Other comprehensive income (loss)	—	(16)	—	—	—	—
Purchases	—	—	—	121	—	36
Issues	—	—	—	—	—	—
Sales	—	—	—	(21)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, June 30, 2013	$15	$61	$—	$8,707	$216	$130

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	4	—
Investment gains (losses), net	—	—	—	—	—	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	743	—	—
Policyholders’ benefits	—	—	—	—	—	25

Subtotal	—	—	—	743	4	25

Other comprehensive income (loss)	1	(19)	—	—	—	—
Purchases	—	—	—	121	7	18
Issues	—	—	—	—	—	—
Sales	—	—	—	(30)	(2)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	2	—	—	—

Balance, June 30, 2012	$15	$58	$—	$11,381	$222	$334

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the second quarter and first six months of 2013 and 2012 by category for Level 3 assets and liabilities still held at June 30, 2013 and 2012, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Second Quarter 2013
Held at June 30, 2013:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(4)	$—
State and political subdivisions	—	—	—	(1)	—
Foreign governments	—	—	—	(2)	—
Commercial mortgage-backed	—	—	—	(90)	—
Asset-backed	—	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$(98)	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(1,149)	—	—
Separate Accounts’ assets	—	(5)	—	—	—
GWBL and other features’ liability	—	—	—	—	43

Total	$—	$(5)	$(1,149)	$(98)	$43

Level 3 Instruments
Second Quarter 2012
Held at June 30, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$(2)	$—
Commercial mortgage-backed	—	—	—	40	—
Asset-backed	—	—	—	(1)	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$37	$—

Other equity investments	—	—	—	(1)	—
GMIB reinsurance contracts	—	—	2,677	—	—
Separate Accounts’ assets	—	1	—	—	—
GWBL and other features’ liability	—	—	—	—	(141)

Total	$—	$1	$2,677	$36	$(141)

(1)	There were no Equity securities classified as AFS, Cash equivalents or Segregated securities at June 30, 2013 and 2012.

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in Fair Value of Reinsurance Contracts	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
First Six Months of 2013
Held at June 30, 2013:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$2	$—
Commercial mortgage-backed	—	—	—	(47)	—
Asset-backed	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	(2)	—

Subtotal	$—	$—	$—	$(47)	$—

Other equity investments	—	—	—		—
GMIB reinsurance contracts	—	—	(2,337)	—	—
Separate Accounts’ assets	—	(5)	—	—	—
GWBL and other features’ liability	—	—	—	—	135

Total	$—	$(5)	$(2,337)	$(47)	$135

Level 3 Instruments
First Six Months of 2012
Held at June 30, 2012:(1)
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$1	$—
Commercial mortgage-backed	—	—	—	78	—
Asset-backed	—	—	—	—	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$79	$—

Other equity investments	—	—	—	(19)	—
GMIB reinsurance contracts	—	—	834	—	—
Separate Accounts’ assets	—	3	—	—	—
GWBL and other features’ liability	—	—	—	—	(43)

Total	$—	$3	$834	$60	$(43)

(1)	There were no Equity securities classified as AFS, Cash equivalents or Segregated securities at June 30, 2013 and 2012.

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of June 30, 2013 and December 31, 2012, respectively.

Quantitative Information about Level 3 Fair Value Measurements

June 30, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$82	Matrix pricing model	Spread over the industry-specific benchmark yield curve	100 bps - 575 bps

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	45 bps

Asset-backed	8	Matrix pricing model	Spread over U.S. Treasury curve	0 bps - 687 bps

Other equity investments	25	Market comparable companies	Revenue multiple	0.7x - 62.5x
			R&D multiple	1.0x - 32.4x
			Discount rate	18.0%
			Discount years	1.5
			Discount for lack of marketability
			and risk factors	50.0% - 60.0%

Separate Accounts’ assets	197	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.5%
			Discount rate	7.6%
	15	Discounted cash flow	Spread over U.S. Treasury curve	252 bps - 355 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 5.5%

GMIB reinsurance contracts	8,707	Discounted Cash flow	Lapse Rates	1.5% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	11 bps - 43 bps
			Volatility rates - Equity	23.0% - 34.0%

Liabilities:
GMWB/GWBL(1)	$128	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	23.0% - 34.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
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

Excluded from the tables above at June 30, 2013 and December 31, 2012, are approximately $1,136 million and $516 million, respectively, Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 77.6% and 29.3% of total assets classified as Level 3 at June 30, 2013 and December 31, 2012, respectively, and represent only 0.8% and 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at June 30, 2013 and December 31, 2012, respectively, are approximately $82 million and $94 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 that is determined by application of a matrix pricing model, representing approximately 37.4% and 26.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

At December 31, 2012, commercial mortgage-backed securities classified as Level 3 consist of holdings subordinate to the AAA-tranche position and for which the Company applies a discounted cash flow methodology to measure fair value. The process for determining fair value first adjusts the contractual principal and interest payments to reflect performance expectations and then discounts the securities’ cash flows to reflect an appropriate risk-adjusted return. The significant unobservable inputs used in these fair value measurements are default rate and probability, loss severity, and the discount rate. An increase either in the cumulative default rate, probability of default, or loss severity would result in a decrease in the fair value of these securities; generally, those assumptions would change in a directionally similar manner. A decrease in the discount rate would result in directionally inverse movement in the fair value measurement of these securities.

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at June 30, 2013 and December 31, 2012, are approximately 16.7% and 11.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at June 30, 2013 and December 31, 2012, are approximately 7.9% and 7.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at June 30, 2013 and December 31, 2012, respectively, are approximately $29 million and $30 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of June 30, 2013 and December 31, 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $12 million and $12 million, respectively.

Separate Accounts’ assets classified as Level 3 at June 30, 2013 and December 31, 2012, primarily consist of private equity investments with fair value of approximately $201 million and $198 million, respectively, including approximately $197 million and $194 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $11 million and $18 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $4 million and $4 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment at June 30, 2013 and December 31, 2012, respectively. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over US Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at June 30, 2013 and December 31, 2012 consist of mortgage- and asset-backed securities with fair values of approximately $2 million, $3 million, $4 million and $4 million, respectively, and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at June 30, 2013 and December 31, 2012 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	June 30, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,364	$—	$—	$5,502	$5,502
Other limited partnership interests	1,618	—	—	1,618	1,618
Loans to affiliates	1,035	—	734	400	1,134
Policyholders’ liabilities: Investment contracts	2,466	—	—	2,557	2,557
Long-term debt	200	—	229	—	229
Loans from affiliates	825	—	960	—	960

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,059	$—	$—	$5,249	$5,249
Other limited partnership interests	1,514	—	—	1,514	1,514
Loans to affiliates	1,037	—	784	402	1,186
Policyholders’ liabilities: Investment contracts	2,494	—	—	2,682	2,682
Long-term debt	200	—	236	—	236
Loans from affiliates	1,325	—	1,676	—	1,676

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

In the first six months of 2013, no cash contributions were made by AXA Equitable or AllianceBernstein to their respective qualified pension plans. Based on the funded status of the Company’s plans at June 30, 2013, no minimum contribution is required to be made in 2013 under ERISA, as amended by the Pension Act, but management is currently evaluating if it will make contributions for the remainder of 2013.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Millions)

Net Periodic Pension Expense:
(Qualified and Non-qualified Plans)
Service cost	$11	$11	$22	$22
Interest cost	24	27	47	53
Expected return on assets	(39)	(35)	(77)	(69)
Net amortization	41	41	82	82

Net Periodic Pension Expense	$37	$44	$74	$88

8)	SHARE-BASED COMPENSATION PROGRAMS

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

For the second quarter and first six months of 2013 and 2012, respectively, the Company recognized compensation costs (credits) of $6 million, $21 million, $(5) million and $16 million for share-based payment arrangements as further described herein.

On March 22, 2013, under the terms of the 2013 AXA International Performance Share Plan, AXA awarded approximately 2.2 million unearned performance shares to employees of AXA Financial and its subsidiaries. The extent to which 2013-2014 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the third anniversary of the award date. The plan will settle in shares to all participants. In the second quarter and first six months of 2013, the Company recognized expenses associated with the March 22, 2013 grant of performance shares of approximately $1 million and $8 million, respectively.

On March 22, 2013, approximately 457,317 options to purchase AXA ordinary shares were granted to employees of AXA Financial and its subsidiaries under the terms of the Stock Option Plan at an exercise price of 13.81 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 246,000 of the total options awarded on March 22, 2013 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 22, 2013 have a ten-year term. The weighted average grant date fair value per option award was estimated at $1.78 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 31.27%, a weighted average expected term of 7.7 years, an expected dividend yield of 7.52% and a risk-free interest rate of 1.34%. The total fair value of these options (net of expected forfeitures) of $814,431 is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the second quarter and first six months of 2013, the Company recognized expenses (credits) associated with the March 22, 2013 grant of options of $(152,892) and $297,704, respectively.

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

On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011 and was confirmed to have been achieved. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the service vesting term or the period up to the date at which the participant becomes retirement eligible. In the second quarter and first six months of 2013, the Company recognized expenses associated with the March 16, 2012 grant of AXA Miles of $65,811 and $131,622, respectively.

AllianceBernstein Long-term Incentive Compensation Plans. During the second quarter and first six months of 2013, AllianceBernstein purchased 0.3 million and 1.3 million Holding units for $7 million and $27 million, respectively. These amounts reflect open-market purchases of 0.3 million and 1.1 million Holding units for $7 million and $23 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 6.8 million restricted Holding awards (including 6.5 million restricted Holding units granted in January 2013 for 2012 year-end awards) during the first six months of 2013. To fund these awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. In January 2013, 6.5 million restricted Holding units held in the consolidated rabbi trust, valued at $129 million, were awarded for the 2012 awards. There were approximately 13.1 million unallocated Holding units remaining in the consolidated rabbi trust as of June 30, 2013.

Effective July 1, 2013, management of AllianceBernstein and AllianceBernstein Holding L.P. (“AB Holding”) retired all unallocated Holding units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding units held in its consolidated rabbi trust to AB Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired their respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and AB Holding intend to retire additional units as AllianceBernstein purchases Holding units on the open market. AB Holding will then newly issue Holding units to fund AllianceBernstein’s restricted Holding unit awards in exchange for newly-issued AllianceBernstein units. Management does not expect AXA Equitable’s Consolidated Balance Sheets, Statements of Earnings and Shareholder’s Equity to be materially impacted by this transaction.

9)	INCOME TAXES

Income taxes for the interim periods ended June 30, 2013 and 2012 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate. The tax benefit recognized year-to-date 2013 was limited to the amount that would have been recognized if the year-to-date loss was the anticipated loss for the full year.

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

In addition to the matters described above, a number of lawsuits, claims and assessments have been filed against life and health insurers and asset managers in the jurisdictions in which AXA Equitable and its respective subsidiaries do business. These actions and proceedings involve, among other things, insurers’ sales practices, alleged agent misconduct, alleged failure to properly supervise agents, contract administration, alleged breach of fiduciary duties, alleged mismanagement of client funds and other matters. Some of the matters have resulted in the award of substantial judgments against other insurers and asset managers, including material amounts of punitive damages, or in substantial settlements. In some states, juries have substantial discretion in awarding punitive damages. AXA Equitable and its subsidiaries from time to time are involved in such actions and proceedings. Some of these actions and proceedings filed against AXA Equitable and its subsidiaries have been brought on behalf of various alleged classes of plaintiffs and certain of these plaintiffs seek damages of unspecified amounts. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management no such matter is likely to have a material adverse effect on AXA Equitable’s consolidated financial position or results of operations. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $11 million, $23 million, $12 million and $24 million, respectively, for the second quarter and first six months of 2013 and 2012.

AXA Equitable paid $156 million, $308 million, $174 million and $366 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the second quarter and first six months of 2013 and 2012. AXA Equitable charged AXA Distribution’s subsidiaries $61 million, $141 million, $102 million and $207 million, respectively, for their applicable share of operating expenses for the second quarter and first six months of 2013 and 2012, pursuant to the Agreements for Services.

At June 30, 2013 and December 31, 2012, the Company’s GMIB reinsurance asset with AXA RE Arizona Company (formerly AXA Bermuda, which during second quarter 2012, redomesticated from Bermuda to Arizona and changed its name to AXA RE Arizona Company) (“AXA Arizona”) had carrying values of $7,042 million and $8,888 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the second quarter and first six months of 2013 and 2012 related to the UL and no lapse guarantee riders totaled approximately $122 million, $238 million, $120 million and $237 million, respectively. Ceded claims paid in the second quarter and first six months of 2013 and 2012 were $16 million, $35 million, $19 million and $35 million, respectively.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of June 30, 2013 and 2012 follow:

	June 30,
	2013	2012
	(In Millions)

Unrealized gains (losses) on investments	$375	$1,204
Defined benefit pension plans	(1,001)	(1,134)

Total accumulated other comprehensive income (loss)	(626)	70

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	30	14

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(596)	$84

The components of OCI, net-of-taxes for the second quarter and first six months of 2013 and 2012 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(1,545)	$627	$(1,851)	$603
(Gains) losses reclassified into net earnings (loss) during the period(1)	19	21	32	22

Net unrealized gains (losses) on investments	(1,526)	648	(1,819)	625
Adjustments for policyholders’ liabilities, DAC, deferred income taxes and insurance liability loss recognition	705	(263)	842	(193)

Change in unrealized gains (losses), net of adjustments	(821)	385	(977)	432

Change in defined benefit plans:
Net gain (loss) arising during the period	25	(27)	—	(52)
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net prior service credit included in net periodic cost	55	—	55	—

Change in defined benefit plans(3)	80	(27)	55	(52)

Total other comprehensive income (loss), net of income taxes	(741)	358	(922)	380
Less: Other comprehensive (income) loss attributable to noncontrolling interest	5	2	9	1

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(736)	$360	$(913)	$381

(1)	See “Reclassification adjustments” in Note 3.
(2)	These AOCI components are included in the computation of net periodic costs (see Note 7).
(3)

In the second quarter of 2013, the Company recorded an out-of-period adjustment of $83 million which reduced the liability for the qualified pension plan and increased OCI by $55 million, net of income taxes of $28 million.

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

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the second quarter and first six months of 2013 and 2012, respectively, AXA Equitable recorded a $53 million, $74 million, $2 million and $13 million pre-tax charge related to severance and lease costs. The amounts recorded in second quarter and first six months of 2013 included a pre-tax charge of $52 million related to the reduction in office space in the Company’s 1290 Avenue of the Americas New York, NY headquarters.

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently, in the second quarter and first six months of 2013 and 2012, respectively, AllianceBernstein recorded a $3 million, $4 million, $4 million and $17 million pre-tax charge related to severance costs.

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Segment revenues:
Insurance	$(194)	$5,836	$(508)	$4,209
Investment Management(1)	737	646	1,447	1,326
Consolidation/elimination	(6)	(7)	(10)	(12)

Total Revenues	$537	$6,475	$929	$5,523

(1)

Intersegment investment advisory and other fees of approximately $16 million, $32 million, $15 million and $29 million for the second quarter and first six months of 2013 and 2012, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(1,652)	$3,747	$(3,334)	$1,082
Investment Management(2)	136	80	262	179
Consolidation/elimination	(1)	(1)	(1)	(1)

Total Earnings (Loss) from Continuing Operations, before income taxes	$(1,517)	$3,826	$(3,073)	$1,260

(2)	Net of interest expense incurred on securities borrowed.

	June 30, 2013	December 31, 2012
	(In Millions)

Segment assets:
Insurance	$164,575	$164,201
Investment Management	11,679	12,647
Consolidation/elimination	(5)	(5)

Total Assets	$176,249	$176,843

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $519.3 billion at June 30, 2013, of which approximately $434.6 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the global capital markets and the economy, generally. During second quarter 2013, increases in interest rates and higher equity markets impacted the Company’s consolidated results of operations. The $1.0 billion and $2.0 billion consolidated net loss of the Company and the $1.1 billion and $2.1 billion consolidated net loss of the Insurance segment in second quarter and first six months of 2013, respectively were largely due to the market driven decreases in fair values of derivative instruments and GMIB reinsurance contract asset used to hedge the variable annuity products with Guaranteed Minimum Death Benefit (“GMDB”), Guaranteed Minimum Income Benefit (“GMIB”) and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”) that are reported at fair value. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly higher than those being reported. For additional information, see “Accounting For Variable Annuity Guarantee Features” below.

The Company continues to make progress on its strategy of developing its product offerings, building distribution and effectively managing the in-force business. In the second quarter and first six months of 2013, life insurance and annuities first year premiums and deposits by the Company increased by $144 million, or 8.0% and $411 million, or 12.4% from the comparable 2012 periods, primarily due to increased sales of annuity products in the wholesale channel. The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009 and also offered a limited program to purchase from certain policyholders the GMDB rider contained in their Accumulator® contracts. The Company has also taken steps to limit and/or suspend the acceptance of contributions to other annuity products.

The Company also continues to make solid progress in its on-going efforts to reduce costs, manage expenses and operate more efficiently. As a result of management’s comprehensive study of the Company’s real estate footprint and related lease obligations, the Company has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, NY headquarters. In second quarter 2013, the Company recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space and the Company’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space. In 2014, the Company is expected to record an estimated non-cash pre-tax charge of approximately $31 million related to additional space to be vacated.

At AllianceBernstein, total assets under management (“AUM”) as of June 30, 2013 were $434.6 billion, an increase of $4.6 billion, or 1.07%, compared to December 31, 2012, and up $27.3 billion, or 6.71%, compared to June 30, 2012. During the first six months of 2013, AUM increased as a result of market appreciation of $1.8 billion and net inflows of $2.8 billion. During the twelve month period ended June 30, 2013, AUM increased as a result of market appreciation of $23.8 billion and net inflows of $3.5 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in second quarter and first six months of 2013, respectively, when the Company recognized approximately $638 million and $1.5 billion of losses on free standing derivatives and $1.1 billion and $2.3 billion of losses on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by an $11 million and $163 million decrease in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in second quarter 2013, particularly during periods in which equity markets and/or interest rates change significantly.

As referred to in the preceding paragraphs, higher interest rates and higher equity markets in second quarter 2013 and decreasing interest rates and volatility in equity markets in the second quarter of 2012 contributed to earnings volatility. The table below shows, for the second quarter and first six months of 2013 and 2012 and the year ended December 31, 2012, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2012
	2013	2012	2013	2012
	(In Millions)

Income (loss) on free-standing derivatives(1)	$(638)	$1,152	$(1,526)	$(141)	$(851)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(1,149)	2,677	(2,337)	834	497
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	11	(687)	163	(276)	(472)

Total	$(1,776)	$3,142	$(3,700)	$417	$(826)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.7 billion at June 30, 2013) and/or letters of credit ($2.7 billion at June 30, 2013). AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2012 Form 10-K.

2013 Refinements. In second quarter 2013, the Company refined the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings of approximately $129 million.

2012 Assumption Changes and Refinements. In the second quarter of 2012, expectations of partial withdrawal rates for variable annuities with GMDB and GMIB guarantees were updated based on emerging experience. This update increases expected future claim costs and the fair value of the GMIB reinsurance contract asset. Also in the second quarter of 2012, expectations of GMIB election rates were lowered for certain ages based on emerging experience. This decreases the expected future GMIB claim cost and the fair value of the GMIB reinsurance contract asset, while increasing the expected future GMDB claim cost. Additionally, the Company refined the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset. The after DAC and after tax impacts of these updated assumptions and refinements were an increase to Net earnings of approximately $291 million in the second quarter of 2012.

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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Universal life and investment-type product policy fee income	$853	$821	$1,750	$1,649
Premiums	128	116	254	259
Net investment income (loss):
Investment income (loss) from derivative instruments	(739)	1,517	(1,646)	(42)
Other investment income (loss)	529	545	1,094	1,178

Total net investment income (loss)	(210)	2,062	(552)	1,136

Investment gains (losses), net:
Total other-than-temporary impairment losses	(50)	(50)	(64)	(53)
Portion of loss recognized in other comprehensive income	15	1	15	1

Net impairment losses recognized	(35)	(49)	(49)	(52)
Other investment gains (losses), net	1	(4)	(1)	(9)

Total investment gains (losses), net	(34)	(53)	(50)	(61)

Commissions, fees and other income	949	852	1,864	1,706
Increase (decrease) in the fair value of the reinsurance contract asset	(1,149)	2,677	(2,337)	834

Total revenues	537	6,475	929	5,523

Policyholders’ benefits	539	1,250	967	1,387
Interest credited to policyholders’ account balances	251	250	632	566
Compensation and benefits	449	393	872	820
Commissions	292	320	573	651
Distribution related payments	112	86	221	166
Amortization of deferred sales commission	10	10	21	18
Interest expense	25	27	53	54
Amortization of deferred policy acquisition costs	120	245	159	328
Capitalization of deferred policy acquisition costs	(162)	(192)	(321)	(375)
Rent expense	42	56	85	117
Amortization of other intangible assets	6	6	12	12
Other operating costs and expenses	370	198	728	519

Total benefits and other deductions	2,054	2,649	4,002	4,263

Earnings (loss) from continuing operations before income taxes	(1,517)	3,826	(3,073)	1,260
Income tax (expense) benefit	549	(1,358)	1,171	(365)

Net earnings (loss)	(968)	2,468	(1,902)	895
Less: net (earnings) loss attributable to the noncontrolling interest	(83)	(47)	(153)	(109)

Net Earnings (Loss) Attributable to AXA Equitable	$(1,051)	$2,421	$(2,055)	$786

The consolidated earnings (loss) narrative that follows discusses the results for the second quarter and six months ended June 30, 2013 compared to the comparable 2012 period’s results. For additional information, see “Accounting for VA Guarantee Features” at page 62.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net loss attributable to the Company in second quarter 2013 was $1.0 billion, a decrease of $3.4 billion from the $2.4 billion of net earnings attributable to the Company for second quarter 2012. The decrease is primarily attributable to a decrease in the fair value of reinsurance contract asset and investment losses from derivative instruments partially offset by a decrease in reserves, lower DAC amortization and a tax benefit reported in second quarter 2013 as compared to an increase in the fair value of the reinsurance contract and investment income from derivative instruments partially offset by an increase in reserves, higher DAC amortization and a tax expense reported in second quarter 2012.

Net earnings attributable to the noncontrolling interest were $83 million in second quarter 2013 as compared to $47 million for second quarter 2012. The increase was principally due to higher earnings from AllianceBernstein in second quarter 2013 from the amount reported in second quarter 2012.

Net loss inclusive of earnings attributable to noncontrolling interest was $968 million in second quarter 2013, a decrease of $3.4 billion from the $2.5 billion net earnings reported for second quarter 2012. The Insurance segment’s net loss in second quarter 2013 was $1.1 billion, a decrease of $3.5 billion from $2.4 billion net earnings in second quarter 2012, while the net earnings for the Investment Management segment totaled $111 million, a $46 million increase from the $65 million in net earnings in second quarter 2012.

Income tax benefit in second quarter 2013 was $549 million compared to an income tax expense of $1.4 billion in second quarter 2012. The income tax benefit in second quarter 2013 was primarily due to the pre-tax losses in the Insurance segment from an income tax expense recorded in second quarter 2012 primarily due to pre-tax earnings in the Insurance Segment. Income taxes for second quarter 2013 and 2012 were computed using an annual effective tax rate. The tax benefit recognized in second quarter 2013 was limited to the amount that would have been recognized if the year-to-date loss was the anticipated loss for the full year. In second quarter 2013 and 2012, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are now permanently invested outside of the United States.

Losses from continuing operations before income taxes were $1.5 billion in second quarter 2013, a decrease of $5.3 billion from the $3.8 billion in pre-tax earnings in second quarter 2012. The Insurance segment’s loss from continuing operations totaled $1.7 billion in second quarter 2013, $5.4 billion lower than second quarter 2012’s earnings of $3.7 billion; the pre-tax losses in second quarter 2013 as compared to pre-tax earnings in second quarter 2012 was primarily due to a decrease in the fair value of the reinsurance contract asset, investment losses from derivative instruments and higher other operating costs and expenses partially offset by lower policyholders’ benefits (including lower increases in GMDB/GMIB/GWBL/GMAB reserves), lower amortization of DAC, higher universal life and investment-type product policy fee income and lower commission expenses. The Investment Management segment’s earnings from continuing operations were $136 million in second quarter 2013, an increase of $56 million from earnings of $80 million in second quarter 2012, principally due to higher investment advisory and service fees, higher distribution revenues, higher investment income and lower rent expense partially offset by higher compensation and benefits and higher distribution related payments.

Total revenues were $537 million in second quarter 2013, a decrease of $5.9 billion from $6.5 billion reported in second quarter 2012. The Insurance segment reported a $6.0 billion decrease in its revenues while the Investment Management segment had an increase of $91 million. The decrease of Insurance segment revenues to a negative $194 million in second quarter 2013 from the positive revenues of $5.8 billion in second quarter 2012 was principally due to a decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $1.1 billion from the reported increase of $2.7 billion in second quarter 2012, $747 million of investment loss from derivatives as compared to investment income of $1.5 billion in second quarter 2012 partially offset by $32 million higher policy fee income. The Investment Management segment’s $737 million in revenues in second quarter 2013 as compared to $646 million in second quarter 2012 primarily was due to a $36 million increase in investment advisory and services fees, a $24 million increase in distribution revenues and by a $34 million increase in net investment income.

Total benefits and expenses were $2.0 billion in second quarter 2013, a decrease of $595 million from the $2.6 billion total for second quarter 2012. The Insurance segment’s total benefits and expenses were $1.5 billion, a decrease of $631 million from the second quarter 2012 total of $2.1 billion. The Investment Management segment’s total expenses for second quarter 2013 were $601 million, $35 million higher than the $566 million in expenses in second quarter 2012. The Insurance segment’s decrease was principally due to a $711 million decrease in policyholders’ benefits, lower DAC amortization ($120 million in second quarter 2013 as compared to DAC amortization of $245 million in second quarter 2012) and by a $28 million decrease in commissions partially offset by a $178 million increase in other operating costs and expenses and $30 million lower DAC capitalization. The increase in expenses for the Investment Management segment was principally due to $32 million higher compensation and benefits expenses, $26 million higher distribution related payments partially offset by $16 million lower rent expense.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net loss attributable to the Company in the first six months of 2013 was $2.0 billion, a decrease of $2.8 billion from the $786 million of net earnings attributable to the Company during the first six months 2012. The decrease for the first six months of 2013 is primarily attributable to a decrease in fair value of the reinsurance contract asset and higher investment losses from derivative instruments partially offset by a tax benefit, a decrease in reserves and lower DAC amortization as compared to an increase in the fair value of the reinsurance contract asset, lower investment losses from derivative instruments, a tax expense, an increase in reserves and higher DAC amortization for the first six months of 2012.

Net earnings attributable to the noncontrolling interest were $153 million in the first six months of 2013 as compared to $109 million for the first six months of 2012. The increase was principally due to higher earnings from AllianceBernstein in the first six months of 2013 compared to the first six months of 2012.

Net loss inclusive of earnings attributable to noncontrolling interest was $1.9 billion in the first six months of 2013, a decrease of $2.8 billion from the $895 million net earnings reported for the first six months of 2012. The Insurance segment’s net loss in the first six months of 2013 was $2.1 billion, a decrease of $2.8 billion from $744 million net earnings in the first six months of 2012, while the net earnings for the Investment Management segment totaled $208 million, a $56 million increase from the $152 million in net earnings in the first six months of 2012.

Income tax benefit in the first six months of 2013 was $1.2 billion compared to an income tax expense of $365 million in the first six months of 2012. The income tax benefit recorded for the first six months of 2013 was primarily due to pre-tax losses in the Insurance segment as compared to an income tax expense recorded in the first six months of 2012 resulting primarily from pre-tax earnings in the Insurance Segment. Income taxes for the first six months of 2013 and 2012 were computed using an annual effective tax rate. The tax benefit recognized year-to-date 2013 was limited to the amount that would have been recognized if the year-to-date loss was the anticipated loss for the full year. In the first six months of 2013 and 2012, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are now permanently invested outside of the United States. As a result, in the first six months of 2012, there was a tax benefit of $6 million in the Investment Management segment related to the release of deferred taxes on foreign earnings.

Losses from continuing operations before income taxes were $3.1 billion in the first six months of 2013, a decrease of $4.3 billion from the $1.3 billion in pre-tax earnings in the first six months of 2012. The Insurance segment’s loss from continuing operations totaled $3.3 billion in the first six months of 2013, $4.4 billion lower than the first six months of 2012’s earnings of $1.1 billion; the decrease was primarily due to a decrease in the fair value of the reinsurance contract asset as compared to an increase for the first six months of 2012, significantly higher investment losses from derivative instruments, higher other operating costs and expenses, lower other investment income and higher interest credited to policyholders’ account balances partially offset by lower policyholders’ benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves in the first six months of 2013 as compared to increases for the comparable prior period), higher universal life and investment-type product policy fee income and lower commission expenses. The Investment Management segment’s earnings from continuing operations were $262 million in the first six months of 2013, an increase of $83 million from earnings of $179 million in the first six months of 2012, principally due to higher investment advisory and service fees, higher distribution revenues, and lower rent expense partially offset by higher distribution related payments and higher compensation and benefit expenses.

Total revenues were $929 million in the first six months of 2013, a decrease of $4.6 billion from the $5.5 billion reported in the first six months of 2012. The Insurance segment reported a $4.7 billion decrease in its revenues while the Investment Management segment had an increase of $121 million. The decrease of Insurance segment revenues to a negative $508 million in the first six months of 2013 as compared to a positive $4.2 billion in the first six months of 2012 was principally due to a decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $2.3 billion as compared to an increase of $834 million in the first six months of 2012, $1.6 billion of investment loss from derivatives from the reported investment loss of $28 million in the first six months of 2012 partially offset by $101 million higher policy fee income. The Investment Management segment’s $1.4 billion in revenues in the first six months of 2013 as compared to $1.3 billion in the first six months of 2012 primarily was due to a $54 million increase in investment advisory and services fees, a $52 million increase in distribution revenues and a $16 million increase in net investment income.

Total benefits and expenses were $4.0 billion in the first six months of 2013, a decrease of $261 million from the $4.3 billion total for the first six months of 2012. The Insurance segment’s total benefits and expenses were $2.8 billion, a decrease of $301 million from the first six months of 2012’s total of $3.1 billion. The Investment Management segment’s total expenses for the first six months of 2013 were $1.2 billion, $38 million higher than the $1.1 billion in expenses in the first six months of 2012. The Insurance segment’s decrease was principally due to a $420 million decrease in policyholders’ benefits, lower DAC amortization ($159 million in the first six months of 2013 as compared to DAC amortization of $328 million in the first six months of 2012) and a $78 million decrease in commissions partially offset by a $224 million increase in other operating costs and expenses, a $66 million increase in interest credited to policyholders’ account balances and $54 million lower DAC capitalization. The increase in expenses for the Investment Management segment was principally due to $55 million higher distribution related payments and $31 million higher compensation and benefits expenses partially offset by $35 million lower rent expense and $14 million lower real estate charges.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Universal life and investment-type product policy fee income	$853	$821	$1,750	$1,649
Premiums	128	116	254	259
Net investment income (loss):
Investment income (loss) from derivative instruments	(747)	1,510	(1,647)	(28)
Other investment income (loss)	502	551	1,036	1,122

Total net investment income (loss)	(245)	2,061	(611)	1,094

Investment gains (losses), net:
Total other-than-temporary impairment losses	(50)	(50)	(64)	(53)
Portion of losses recognized in other comprehensive income	15	1	15	1

Net impairment losses recognized	(35)	(49)	(49)	(52)
Other investment gains (losses), net	13	(8)	15	(13)

Total investment gains (losses), net	(22)	(57)	(34)	(65)

Commissions, fees and other income	241	218	470	438
Increase (decrease) in the fair value of the reinsurance contract asset	(1,149)	2,677	(2,337)	834

Total revenues	(194)	5,836	(508)	4,209

Policyholders’ benefits	539	1,250	967	1,387
Interest credited to policyholders’ account balances	251	250	632	566
Compensation and benefits	136	113	254	234
Commissions	292	320	573	651
Amortization of deferred policy acquisition costs	120	245	159	328
Capitalization of deferred policy acquisition costs	(162)	(192)	(321)	(375)
Rent expense	9	7	20	17
Interest expense	25	26	52	53
All other operating costs and expenses	248	70	490	266

Total benefits and other deductions	1,458	2,089	2,826	3,127

Earnings (Loss) from Continuing Operations, before Income Taxes	$(1,652)	$3,747	$(3,334)	$1,082

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

In second quarter 2013, the Insurance segment’s revenues decreased $6.0 billion to a negative $194 million from a positive $5.8 billion in second quarter 2012. The decrease was principally due to a decrease in the fair value of reinsurance contracts accounted for as derivatives of $1.1 billion as compared to an increase of $2.7 billion in second quarter 2012, $747 million investment loss from derivatives from the reported income of $1.5 billion in second quarter 2012 partially offset by a $35 million decrease in investment losses and $32 million higher Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income increased $32 million to $853 million in second quarter 2013 from $821 million in second quarter 2012, primarily due to higher fees earned on higher average Separate Account balances primarily due to market appreciation and higher fees earned on higher General Account policyholder account balances primarily due to increased deposits and transfers from Separate Accounts partially offset by a lower decrease in initial fee liability.

Premiums totaled $128 million in second quarter 2013, $12 million higher than the $116 million in second quarter 2012. This increase primarily resulted from $11 million higher assumed premiums and $3 million higher term life insurance premiums partially offset by $6 million lower premiums for traditional life policies in the Closed Block.

Net investment income (loss) decreased $2.3 billion to a loss of $245 million in second quarter 2013 from $2.1 billion of income in second quarter 2012. The decrease resulted from the $2.3 billion decrease in investment loss from derivative instruments and by the $49 million decrease in other investment income. The Insurance segment reported $747 million of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to $1.5 billion of income in second quarter 2012. The second quarter 2013 loss was driven by the impact of higher interest rates and improvements in equity markets. Other investment income decreased $49 million from $551 million in second quarter 2012 primarily due to the decrease of $26 million of investment income from trading securities, a decrease of $11 million from fixed maturities, a decrease of $7 million from short-term investments and a decrease of $8 million from equity income from limited partnerships and equity real estate partially offset by an $8 million increase of investment income from mortgage loans on real estate.

Investment losses, net totaled $22 million in second quarter 2013, as compared to $57 million in second quarter 2012. The Insurance segment’s net losses in second quarter 2013 were primarily due to writedowns on fixed maturities of $35 million from the reported $49 million in the 2012 period, substantially all of which related to CMBS securities. In second quarter 2013 there were $15 million of gains recorded on sales of fixed maturities as compared to losses of $8 million for the comparable prior quarter.

In second quarter 2013, there was a $1.1 billion decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to the $2.7 billion increase in its fair value in second quarter 2012; both periods’ changes reflected existing capital market conditions. Included in second quarter 2013 was the impact of rising interest rates which decreased the fair value of the reinsurance contract asset by $1.6 billion partially offset by the impact of refining the projection of future GMIB costs which increased the fair value of the reinsurance contract asset by $376 million. Included in the second quarter 2012 increase was the impact of the updated assumptions of partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a net increase of $375 million. In addition, the impact of the continuing decline in interest rates increased the fair value of the GMIB reinsurance contract asset by $1.9 billion.

Benefits and Other Deductions

In second quarter 2013, total benefits and other deductions decreased $631 million to $1.5 billion from $2.1 billion in second quarter 2012 principally due to the Insurance segment’s reported $711 million decrease in policyholders’ benefits, the $125 million decrease in DAC amortization and the $28 million decrease in commission expenses partially offset by the $178 million increase in other operating costs and expenses.

Policyholders’ benefits decreased $711 million to $539 million in second quarter 2013 from $1.3 billion in second quarter 2012. The decrease was primarily due to the $565 million lower increase in the GMDB/GMIB reserves (an increase of $26 million in second quarter 2013 as compared to $591 million in second quarter 2012 due to changes in interest rate and equity markets) and the $37 million decrease in the GWBL and GMAB reserves as compared to an increase of $96 million for the comparable prior year’s quarter. The second quarter 2013 decrease was reduced by $177 million related to refining the projection of future GMIB costs. The second quarter 2012 increase was reduced by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election partially offset by the impact of the updated assumptions of partial withdrawal rates based on emerging experience for a total decrease of $61 million.

Total compensation and benefits increased $23 million to $136 million in second quarter 2013 from $113 million in second quarter 2012. The compensation and benefits increase was principally due to a $14 million increase in employee compensation primarily due to an increase in the short-term compensation accrual and an $8 million increase in share-based compensation expense.

In second quarter 2013, commissions totaled $292 million; a decrease of $28 million from $320 million in second quarter 2012 principally due to decreased first year universal life product sales.

DAC amortization was $120 million in second quarter 2013, a decrease of $125 million from $245 million of amortization in second quarter 2012. The decrease was primarily due to the absence of additional amortization recorded in second quarter 2012. In second quarter 2012, interest rate reductions and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits. In addition, in second quarter 2013 DAC amortization increased when compared to second quarter 2012 due to a less favorable change in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability).

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At June 30, 2013, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.7% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.7% net of product weighted average Separate Account fees) and 0.0% (-2.4% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At June 30, 2013, current projections of future average gross market returns assume a 0.0% annualized return for the next four quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in ten quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2012 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $162 million in second quarter 2013, a decrease of $30 million from the $192 million reported in second quarter 2012. The decrease was primarily due to a $36 million decrease in first year commissions, partially offset by a $6 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $248 million in second quarter 2013, an increase of $178 million from the $70 million reported in second quarter 2012. The increase of $178 million is primarily related to a $129 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona. In addition, in second quarter 2013, as a result of the Company’s significantly reduced occupancy in its 1290 Avenue of Americas New York, NY headquarters, the Company recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space and the Company’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

In the first six months of 2013, the Insurance segment’s revenues decreased $4.7 billion to a negative $508 million from a positive $4.2 billion in the first six months of 2012. The decrease was principally due to a decrease in the fair value of reinsurance contracts accounted for as derivatives of $2.3 billion from the reported increase of $834 million in the first six months of 2012, $1.6 billion investment loss from derivatives as compared to a loss of $28 million in the first six months of 2012 and $86 million lower other investment income partially offset by $101 million higher Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income increased $101 million to $1.8 billion in the first six months of 2013 from $1.6 billion in the first six months of 2012, due to higher fees earned on higher average Separate Account balances primarily due to market appreciation and higher fees earned on higher General Account policyholder account balances due to increased deposits and transfers from Separate Accounts and a higher decrease in the initial fee liability. The higher release of the liability in the first six months of 2013 was driven by an updated premium projection which resulted in higher expected future deferred loads.

Premiums totaled $254 million in the first six months of 2013, $5 million lower than the $259 million in the first six months of 2012. This decrease primarily resulted from $12 million lower premiums for traditional life policies in the Closed Block partially offset by $5 million higher term life insurance premiums.

Net investment income (loss) decreased $1.7 billion to a loss of $611 million in the first six months of 2013 from $1.1 billion of income in the first six months of 2012. The decrease resulted from the $1.6 billion decrease in investment loss from derivative instruments and by the $86 million decrease in other investment income. The Insurance segment reported $1.6 billion of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $28 million in the first six months of 2012. The first six months of 2013 losses were driven by higher interest rates as compared to a lower interest rate environment in the comparable 2012 period. In addition, both periods losses were driven by the improvements in equity markets. Other investment income decreased $86 million to $1.1 billion in the first six months of 2013 primarily due to the decrease of $40 million of investment income from fixed maturities, a decrease of $21 million of investment income related to trading securities, a $17 million decrease of equity income from limited partnerships, a $9 million decrease of investment income related to equity real estate and a $10 million decrease of investment income related to short-term investments and policy loans partially offset by a $16 million increase of investment income from mortgage loans on real estate.

Investment losses, net totaled $34 million in the first six months of 2013 from the reported $65 million in the first six months of 2012. The Insurance segment’s net losses in the first six months of 2013 were primarily due to writedowns on fixed maturities of $50 million as compared to $52 million in the 2012 period, substantially all of which related to CMBS securities. In the first six months of 2013 there were $18 million of gains recorded on sales of fixed maturities as compared to losses of $6 million for the comparable 2012 period. In addition, for the first six months of 2013, $4 million of additional valuation allowances offset by $2 million of gains from sales and maturities of mortgage loans on real estate were recorded as compared to $23 million of additional valuation allowances and $15 million of gains from sales and maturities for the comparable 2012 period.

In the first six months of 2013, there was a $2.3 billion decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to an $834 million increase in their fair value in the first six months of 2012; both periods’ changes reflected existing capital market conditions. Included in the first six months of 2013 was the impact of rising interest rates which decreased the fair value of the reinsurance contract asset by $2.0 billion and improvements in the equity markets which decreased the fair value of the reinsurance contract asset by $726 million partially offset by the impact of refining the projection of future GMIB costs which increased the fair value of the reinsurance contract asset by $376 million. The increase in the first six months of 2012 included the impact of the updated assumptions of partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a total increase of $375 million. Additionally, the impact of the continuing decline in interest rates during the first six months of 2012 increased the fair value of the GMIB reinsurance contract asset by $801 million.

Benefits and Other Deductions

In the first six months of 2013, total benefits and other deductions decreased $301 million to $2.8 billion from $3.1 billion in the first six months of 2012 principally due to the Insurance segment’s reported $420 million decrease in policyholders’ benefits, the $169 million decrease in DAC amortization and by the $78 million decrease in commission expenses partially offset by the $224 million increase in other operating costs and expenses, the $66 million increase in interest credited to policyholders’ account balances, and the $54 million decrease in DAC capitalization.

Policyholders’ benefits decreased $420 million to $967 million in the first six months of 2013 from $1.4 billion in the first six months of 2012. The decrease was primarily due to the $80 million decrease in the GMDB/GMIB reserves in the first six months of 2013 from the reported increase of $212 million in the first six months of 2012 due to changes in the interest rate and equity markets and the $83 million decrease in the GWBL and GMAB reserves as compared to an increase of $64 million for the comparable prior period. Partially offsetting these decreases were $75 million higher death benefits for interest sensitive life products ($307 million in the first six months of 2013 as compared to $232 million in the first six months of 2012) and a $56 million premium deficiency reserve recorded for the major medical business in the first six months of 2013 due to lowered expectations of future cash outflows. The first six months of 2013 decrease was reduced by $177 million related to refining the projection of future GMIB costs. The first six months of 2012 increase in the GMDB/GMIB reserves was reduced by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election partially offset by the impact of the updated assumptions of partial withdrawal rates based on emerging experience for a total decrease of $61 million.

In the first six months of 2013, interest credited to policyholders’ account balances totaled $632 million, an increase of $66 million from the $566 million reported in the first six months of 2012 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits increased $20 million to $254 million in the first six months of 2013 from $234 million in the first six months of 2012. The compensation and benefits increase was principally due to a $17 million increase in employee compensation primarily due to an increase in the short-term compensation accrual and a $3 million increase in share-based compensation expense.

In the first six months of 2013, commissions totaled $573 million; a decrease of $78 million from $651 million in the first six months of 2012 principally due to decreased first year universal life product sales.

DAC amortization was $159 million in the first six months of 2013, a decrease of $169 million from $328 million of amortization in the first six months of 2012. The decrease was primarily due to the absence of additional amortization recorded in second quarter 2012. In the first six months of 2012, interest rate reductions and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits. In addition, in second quarter 2013 DAC amortization increased when compared to second quarter 2012 due to a less favorable change in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability).

DAC capitalization totaled $321 million in the first six months of 2013, a decrease of $54 million from the $375 million reported in the first six months of 2012. The decrease was primarily due to a $67 million decrease in first year commissions, partially offset by a $13 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $490 million in the first six months of 2013, an increase of $224 million from the $266 million reported in the first six months of 2012. The increase of $224 million is primarily related to a $157 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona. In addition, in the first six months of 2013, as a result of the Company’s significantly reduced occupancy in its 1290 Avenue of Americas New York, NY headquarters, the Company recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space and the Company’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic. Among other things, features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors.

The following table lists sales for major insurance product lines and mutual funds for the second quarter and first six months of 2013 and 2012. Premiums and deposits are presented net of internal conversions and are presented gross of reinsurance ceded.

Premiums and Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)
Retail:
Annuities
First year	$858	$959	$1,697	$1,792
Renewal	560	573	1,086	1,286

	1,418	1,532	2,783	3,078

Life(1)
First year	42	61	86	120
Renewal	430	437	877	883

	472	498	963	1,003

Other(2)
First year	3	3	6	6
Renewal	62	53	109	118

	65	56	115	124

Total retail	1,955	2,086	3,861	4,205

Wholesale:
Annuities
First year	1,016	714	1,891	1,283
Renewal	36	32	83	282

	1,052	746	1,974	1,565

Life(1)
First year	18	56	36	104
Renewal	150	135	297	269

	168	191	333	373

Total wholesale	1,220	937	2,307	1,938

Total Premiums and Deposits	$3,175	$3,023	$6,168	$6,143

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for the second quarter of 2013 were $3.2 billion, a $152 million increase from $3.0 billion in the second quarter of 2012 while total first year premiums and deposits increased $144 million to $1.9 billion in the second quarter of 2013 from $1.8 billion in the second quarter of 2012. The annuity line’s first year premiums and deposits increased $201 million to $1.9 billion principally due to the $302 million increase in variable annuities’ sales in the wholesale channel partially offset by a decrease of $99 million in the retail channel. First year premiums and deposits for the life insurance products decreased $57 million, primarily due to the $36 million and $19 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The $57 million decrease in sales of life insurance products primarily reflects the impact of the Index UL insurance product being issued effective third quarter 2012 through another life insurance subsidiary of AXA Financial.

Total premiums and deposits for insurance and annuity products for the first six months of 2013 were $6.2 billion, a $25 million increase from $6.1 billion in the first six months of 2012 while total first year premiums and deposits increased $411 million to $3.7 billion in the first six months of 2013 from $3.3 billion in the first six months of 2012. The annuity line’s first year premiums and deposits increased $513 million to $3.6 billion principally due to the $608 million increase in variable annuity sales in the wholesale channel partially offset by a $91 million decrease in the retail channel. First year premiums and deposits for the life insurance products decreased $102 million, primarily due to the $65 million and $35 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The $102 million decrease in sales of life insurance products primarily reflects the impact of the Index UL insurance product being issued effective third quarter 2012 through another life insurance subsidiary of AXA Financial.

Renewal premium and deposits for annuity products for the first six months of 2013 were $2.5 billion, a $386 million decrease from $2.8 billion in the first six months of 2012. In 2012, the Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in 2012, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009. The Company also took steps to limit and/or suspend the acceptance of contributions to other annuity products. In 2012, the Company lowered its renewal premium assumptions on certain series of UL products sold in 2011 based on emerging experience which will result in lower future policy fee income.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended June 30,		Six Months Ended June 30,		Rates(1) Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)

Annuities	$1,740	$1,389	$3,340	$2,916	6.4%	6.1%
Variable and interest-sensitive life	197	191	444	470	4.5%	4.9%
Traditional life	56	56	113	126	2.9%	3.2%

Total	$1,993	$1,636	$3,897	$3,512

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $357 million, from $1.6 billion in the second quarter of 2012 to $2.0 billion for the second quarter of 2013. There was an increase of $351 million and $10 million in individual annuities and variable and interest sensitive life surrenders and withdrawals.

Surrenders and withdrawals increased $385 million, from $3.5 billion in the first six months of 2012 to $3.9 billion for the first six months of 2013. There was an increase of $424 million in individual annuities surrenders and withdrawals with decreases of $22 million and $13 million, respectively, in variable and interest sensitive and traditional life products. The annualized annuities surrender rate increased to 6.4% in the first six months of 2013 from 6.1% in the first six months of 2012. In 2012, expectations of partial withdrawal and long term lapse rates for variable annuities with GMDB and GMIB guarantees were updated based upon emerging experience. If surrender rates and/or partial withdrawal rates and amounts adversely differ from our current assumptions, the expected claims costs from minimum guarantees will increase, possibly materially, which could be partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate decreased to 4.1% in the first six months of 2013 from 4.4% in the first six months of 2012. The first six months of 2012 surrender rate included the impact of the surrender of a single large company owned life insurance (“COLI”) policy.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the second quarter and first six months of 2013 and 2012.

Investment Management - Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Revenues:
Investment advisory and services fees(1)	$459	$423	$903	$849
Bernstein research services	114	103	224	209
Distribution revenues	121	97	240	188
Other revenues(1)	28	26	54	50

Commissions, fees and other income	722	649	1,421	1,296

Investment income (loss)	28	(6)	44	28
Less: interest expense to finance trading activities	(1)	(1)	(2)	(2)

Net investment income (loss)	27	(7)	42	26

Investment gains (losses), net	(12)	4	(16)	4

Total revenues	737	646	1,447	1,326

Expenses:
Compensation and benefits	313	281	618	587
Distribution related payments	112	86	221	166
Amortization of deferred sales commissions	10	10	21	18
Real estate charge	1	7	2	16
Interest expense	—	1	1	1
Rent expense	33	49	65	100
Amortization of other intangible assets, net	6	6	12	12
Other operating costs and expenses	126	126	245	247

Total expenses	601	566	1,185	1,147

Earnings (Loss) from Operations before Income Taxes	$136	$80	$262	$179

(1)

Included fees earned by AllianceBernstein totaling $9 million, $18 million, $9 million and $17 million in the second quarter and first six months of 2013 and 2012, respectively, for services provided to the Company.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the second quarter of 2013 were $136 million, an increase of $56 million from pre-tax earnings of $80 million in the second quarter of 2012.

Revenues totaled $737 million in the second quarter of 2013, an increase of $91 million from $646 million in the second quarter of 2012, primarily due to a $36 million increase in investment advisory and services fees, $24 million increase in distribution revenues and by a $34 million increase in net investment income.

Investment advisory and services fees include base fees and performance-based fees. In the second quarter of 2013, investment advisory and services fees totaled $459 million, an increase of $36 million from the $423 million in the second quarter of 2012. The $34 million increase in base investment advisory and services fees was primarily due to the increase in average assets under management. The increase in base fees was less than the increase in average AUM primarily due to the continued shift in product mix from actively managed equity services to actively managed fixed income services, which generally have lower fees as compared to actively managed equity services. Performance-based fees increased by $2 million. Retail base and performance fees increased $45 million. The increase in Retail base fees reflects higher non-U.S. fixed income mutual funds which generally have higher fees as compared to U.S Retail products and services. Institutional investment and advisory base and performance fees decreased $6 million and Private client fees decreased $3 million.

Distribution revenues increased $24 million in the second quarter of 2013 as compared to the second quarter of 2012 as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

Bernstein research revenues increased $11 million in the second quarter of 2013 as compared to second quarter of 2012 primarily due to growth in Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $34 million increase in net investment income (loss) to $27 million of income in the second quarter of 2013 as compared to a loss of $7 million in the second quarter of 2012 was primarily due to $24 million higher investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($18 million of investment income in the second quarter of 2013 as compared to $6 million of investment loss in the second quarter of 2012) and $9 million higher investment income from deferred compensation related investments ($1 million of investment income in second quarter 2013 as compared to $8 million of investment loss in second quarter of 2012).

Investment gains (losses) were a $12 million loss in the second quarter 2013 as compared to a $4 million gain in second quarter 2012. The decrease of $16 million of investment gains (losses) was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $601 million in the second quarter of 2013, an increase of $35 million from the $566 million in the second quarter of 2012 as higher compensation and benefit expenses and distribution related payments were partially offset by lower rent expense and lower real estate charges.

For the second quarter of 2013, employee compensation and benefits expenses for the segment were $313 million as compared to $281 million in the second quarter of 2012. The $32 million increase was primarily attributable to $27 million higher short-term and long-term deferred incentive compensation and $7 million higher commission expense partially offset by $2 million decrease in base compensation due to lower headcount.

The distribution related payments increased $26 million to $112 million in the second quarter of 2013 from $86 million in the second quarter of 2012 primarily as a result of higher average Retail Services assets under management.

Rent expense decreased $16 million to $33 million in the second quarter of 2013 as compared to $49 million in the second quarter of 2012. The decrease reflects the impact of AllianceBernstein’s relocation and consolidation of office space.

Real estate charges decreased $6 million to $1 million in second quarter 2013 as compared to $7 million in second quarter 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first six months of 2013 were $262 million, an increase of $83 million from pre-tax earnings of $179 million in the first six months of 2012.

Revenues totaled $1.4 billion in the first six months of 2013, an increase of $121 million from $1.3 billion in the first six months of 2012, primarily due to a $54 million increase in investment advisory and services fees, a $52 million increase in distribution revenues and by a $16 million increase in net investment income partially offset by a $20 million decrease in investment gains (losses), net.

Investment advisory and services fees include base fees and performance-based fees. In the first six months of 2013, investment advisory and services fees totaled $903 million, an increase of $54 million from the $849 million in the first six months of 2012. The $53 million increase in base investment advisory and services fees was primarily due to the increase in average assets under management. The increase in base fees was less than the increase in average AUM primarily due to the continued shift in product mix from actively managed equity services to actively managed fixed income services, which generally have lower fees as compared to actively managed equity services. Performance-based fees increased by $1 million. Retail base and performance fees increased $88 million. The increase in Retail base fees reflects higher non-U.S. fixed income mutual funds which generally have higher fees as compared to U.S Retail products and services. Institutional investment and advisory base and performance fees decreased $23 million and Private client fees decreased $11 million.

Distribution revenues increased $52 million in the first six months of 2013 as compared to prior year as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

Bernstein research revenues increased $15 million in the first six months of 2013 as compared to prior year primarily due to growth in Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $16 million increase in net investment income to $42 million in the first six months of 2013 as compared to $26 million in the first six months of 2012 was primarily due to $17 million higher investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($18 million of investment income in the first six months of 2013 as compared to $1 million of investment income in the first six months of 2012) and by an increase of $15 million of investment income from derivative instruments ($1 million of income in the first six months of 2013 as compared to $14 million of losses in the first six months of 2012) partially offset by $15 million lower investment income on seed money investments and unrealized gains on equity trading securities ($9 million of income in the first six months of 2013 as compared to $24 million in the first six months of 2012).

Investment gains (losses) were a $16 million loss in the first six months of 2013 as compared to a $4 million gain in the first six months of 2012. The decrease of $20 million of investment gains (losses) was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $1.2 billion in the first six months of 2013, an increase of $38 million from the $1.1 billion in the first six months of 2012 as higher distribution related payments and compensation and benefit expenses were partially offset by lower rent expense and lower other operating costs and expenses.

For the first six months of 2013, employee compensation and benefits expenses for the segment were $618 million as compared to $587 million in the first six months of 2012. The $31 million increase was primarily attributable to $45 million higher short-term and long-term deferred incentive compensation and $9 million higher commission expense partially offset by a $23 million decrease in base compensation due to lower headcount.

The distribution related payments increased $55 million to $221 million in the first six months of 2013 from $166 million in the first six months of 2012 primarily as a result of higher average Retail Services assets under management.

Rent expense decreased $35 million to $65 million in the first six months of 2013 as compared to $100 million in the first six months of 2012. The decrease reflects the impact of AllianceBernstein’s relocation and consolidation of office space.

The $16 million decrease in other operating costs and expenses and real estate charges to $247 million for the first six months of 2013 as compared to $263 million in the first six months of 2012 was primarily due to a $14 million lower real estate charge related to review of real estate requirements.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)
FEES
Third party	$445	$411	$875	$823
General Account and other	8	9	16	18
Insurance Group Separate Accounts	6	6	12	12

Total Fees	$459	$426	$903	$853

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$365,701	$343,988
General Account and other			40,878	40,979
Insurance Group Separate Accounts			28,021	22,310

Total AllianceBernstein			434,600	407,277

Insurance Group
General Account and other(2)			11,072	19,469
Insurance Group Separate Accounts			73,615	69,793

Total Insurance Group			84,687	89,262

Total by Account:
Third party(1)			365,701	343,988
General Account and other(2)			51,950	60,448
Insurance Group Separate Accounts			101,636	92,103

Total Assets Under Management			$519,287	$496,539

(1)

Includes $47.3 billion and $41.8 billion of assets managed on behalf of AXA affiliates at June 30, 2013 and 2012, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $6.1 billion and $14.4 billion at June 30, 2013 and 2012, respectively, as well as mortgages and equity real estate totaling $5.0 billion and $5.1 billion at June 30, 2013 and 2012, respectively.

Fees for assets under management increased 6.36% the first six months of 2013 from the comparable period, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management increased $22.7 billion. The $31.2 billion increase in Third Party and Insurance Group Separate Account assets under management at June 30, 2013 as compared to June 30, 2012 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation and net inflows at AllianceBernstein partially offset by a decrease of $8.5 billion in General Account and other assets under management.

AllianceBernstein assets under management at June 30, 2013 totaled $434.6 billion as compared to $407.3 billion at June 30, 2012. The $27.3 billion increase was due to $23.8 billion of market appreciation and $3.5 billion of net inflows. In the Retail and Institutional Investment Channel, respectively, there were $60.6 billion and $27.2 billion of inflows offset by $53.2 billion and $24.0 billion of outflows while the gross outflows of $12.2 billion in the Private Client Channels, more than offset the inflows of $5.1 billion. At June 30, 2013, non-US clients accounted for 35% of the total AUM.

AllianceBernstein also classifies its assets under management by its investment services categories: Actively and Passively Managed Equity, Actively and Passively Managed Fixed Income and Other. The $11.2 billion decrease in Actively Managed Equity AUM to $96.2 billion resulted from $39.7 billion in net cash outflows partially offset by $16.2 billion in market appreciation and $12.3 billion in new investments. Passively Managed Equity totaled $44.4 billion, $9.3 billion higher than its June 30, 2012 balance due to $6.5 billion in market appreciation, $4.1 of new investments offset by net outflows of $1.3 billion. There was a $21.2 billion increase in Actively Managed Fixed Income to $249.3 billion at June 30, 2013, as compared to June 30, 2012, due to $69.5 billion of new investments partially offset by $46.1 billion of net long-term outflows and $2.2 billion in market depreciation. AUM in Passively Managed Fixed Income products increased $2.9 billion to $8.2 billion between June 30, 2012 and June 30, 2013 as $2.3 billion in new investments and $900 million in net inflows are partially offset by $300 million in market depreciation. The $5.1 billion increase in Other AUM to $36.5 billion resulted from $4.3 billion in new investments and $3.6 billion in market appreciation being partially offset by $2.8 billion in net outflows. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $445.9 billion for June 30, 2013 as compared to $411.1 billion for June 30, 2012. The increase for the Retail and Institutional Channel was $26.7 billion and $10.1 billion, respectively, partially offset by $2.0 billion in Private Client. The average AUM increases in Actively Managed Fixed Income, Passively Managed Equity, Other and Passively Managed Fixed Income was $33.5 billion, $9.4 billion, $4.4 billion and $3.0 billion, respectively, offset by a decrease of $15.5 billion in Actively Managed Equity AUM.

Performance of AllianceBernstein’s major equity services was mixed in the first six months of 2013. Over this period, AllianceBernstein’s U.S., International and global value services outperformed their benchmarks, but Emerging Market Value services lagged. AllianceBernstein’s U.S. Large and Small Cap growth services also under-performed their benchmarks in the first six months of 2013.

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

General Account Investment Assets

June 30, 2013

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$31,300	$138	$31,162
Mortgage loans on real estate	5,364	(358)	5,722
Equity real estate, held for the production of income	4	2	2
Policy Loans	3,450	(101)	3,551
Other equity investments	1,809	236	1,573
Trading securities	3,219	435	2,784
Other invested assets	1,334	1,017	317

Total investments	46,480	1,369	45,111
Cash and cash equivalents	1,419	655	764
Short-term and long-term debt	(1,371)	(1,165)	(206)

Total	$46,528	$859	$45,669

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended June 30,
	2013		2012
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.85%	$356	4.79%	$348
Ending assets		29,156		29,167
Below investment grade
Income	5.04%	26	6.82%	40
Ending assets		2,006		2,318
Mortgages:
Income (loss)	5.75%	81	6.02%	73
Ending assets		5,722		5,009
Equity Real Estate:
Income (loss)	0.10%	—	16.90%	4
Ending assets		2		103
Other Equity Investments:
Income (loss)	11.02%	42	12.49%	45
Ending assets		1,573		1,442
Policy Loans:
Income	6.11%	54	6.13%	56
Ending assets		3,551		3,630
Cash and Short-term Investments:
Income	0.03%	—	0.02%	—
Ending assets		764		1,356
Trading Securities:
Income	(3.34)%	(21)	2.43%	5
Ending assets		2,784		1,033
Other Invested Assets:
Income		25		(16)
Ending assets		317		122

Total Invested Assets:

Income	4.91%	563	4.98%	555
Ending Assets		45,875		44,180

Short-term and long-term debt:
Interest expense and other	7.09	(4)	6.98	(4)
Ending assets (liabilities)		(206)		(209)

Total:

Investment income	4.90%	559	4.97%	551
Less: investment fees	(0.14)%	(16)	(0.12)%	(13)

Investment Income, Net	4.76%	$543	4.85%	$538

Ending Net Assets		$45,669		$43,971

	Six Months Ended June 30,				Year Ended
	2013		2012		December 31, 2012
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.60%	$677	4.80%	$700	$1,381
Ending assets		29,156		29,167	29,526
Below investment grade
Income	6.20%	65	6.70%	76	146
Ending assets		2,006		2,318	2,118
Mortgages:
Income (loss)	5.78%	160	6.05%	144	296
Ending assets		5,722		5,009	5,427
Equity Real Estate:
Income (loss)	2.82%	—	17.61%	9	14
Ending assets		2		103	3
Other Equity Investments:
Income (loss)	12.24%	90	14.94%	108	166
Ending assets		1,573		1,442	1,407
Policy Loans:
Income	6.05%	108	6.12%	111	226
Ending assets		3,551		3,630	3,624
Cash and Short-term Investments:
Income	0.15%	1	0.16%	5	14
Ending assets		764		1,356	1,281
Trading Securities:
Income	(1.40)%	(16)	1.19%	4	15
Ending assets		2,784		1,033	1,839
Other Invested Assets:
Income		173		35	118
Ending assets		317		122	236

Total Invested Assets:

Income	5.44%	1,258	5.35%	1,192	2,376
Ending Assets		45,875		44,180	45,461
Debt and Other:
Interest expense and other	7.06%	(8)	7.08%	(8)	(12)
Ending assets (liabilities)		(206)		(209)	(209)

Total:

Investment Income	5.42%	1,250	5.38%	1,184	2,364
Less: investment fees	(0.13)%	(29)	(0.11)%	(25)	(49)

Investment Income, Net	5.29%	$1,221	5.27%	$1,159	$2,315

Ending Net Assets		$45,669		$43,971	$45,252

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of US government and agency obligations. At June 30, 2013, 73.0% of the fixed maturity portfolio was publicly traded. At June 30, 2013, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.1 billion. The General Account had a $7 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At June 30, 2013:
Corporate Securities:
Finance	$6,031	$354	$26	$6,359
Manufacturing	6,042	415	74	6,383
Utilities	3,046	277	22	3,301
Services	3,037	223	22	3,238
Energy	1,337	114	12	1,439
Retail and wholesale	1,057	70	13	1,114
Transportation	700	69	3	766
Other	29	2	—	31

Total corporate securities	21,279	1,524	172	22,631

U.S. government and agency	5,399	120	266	5,253
Commercial mortgage-backed	1,113	14	329	798
Residential mortgage-backed(2)	980	43	—	1,023
Preferred stock	1,044	54	21	1,077
State & municipal	446	49	2	493
Foreign governments	412	50	4	458
Asset-backed securities	146	10	4	152

Total	$30,819	$1,864	$798	$31,885

At December 31, 2012:
Corporate Securities:
Finance	$6,364	$495	$3	$6,856
Manufacturing	5,720	676	7	6,389
Utilities	3,212	420	3	3,629
Services	3,028	358	5	3,381
Energy	1,338	198	—	1,536
Retail and wholesale	1,063	113	1	1,175
Transportation	708	96	2	802
Other	30	3	—	33

Total corporate securities	21,463	2,359	21	23,801

U.S. government and agency	4,642	519	1	5,160
Commercial mortgage-backed	1,175	16	291	900
Residential mortgage-backed(2)	1,863	85	—	1,948
Preferred stock	1,089	59	11	1,137
State & municipal	445	85	—	530
Foreign governments	454	76	—	530
Asset-backed securities	175	12	5	182

Total	$31,306	$3,211	$329	$34,188

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.5 billion, or 5.0%, of the total fixed maturities at June 30, 2013 and $1.7 billion, or 5.4%, of the total fixed maturities at December 31, 2012. Gross unrealized losses on public and private fixed maturities increased from $329 million at December 31, 2012 to $798 million at June 30, 2013. Below investment grade fixed maturities represented 27.0% and 46.5% of the gross unrealized losses at June 30, 2013 and December 31, 2012, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in second quarter 2013 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2013:
1	Aaa, Aa, A	$14,445	$845	$356	$14,934
2	Baa	7,089	502	71	7,520

	Investment grade	21,534	1,347	427	22,454

3	Ba	731	28	11	748
4	B	124	4	11	117
5	C and lower	94	—	34	60
6	In or near default	5	—	3	2

	Below investment grade	954	32	59	927

Total Public Fixed Maturities		$22,488	$1,379	$486	$23,381

At December 31, 2012:
1	Aaa, Aa, A	$14,697	$1,656	$53	$16,300
2	Baa	7,365	801	10	8,156

	Investment grade	22,062	2,457	63	24,456

3	Ba	770	45	6	809
4	B	158	4	4	158
5	C and lower	93	1	19	75
6	In or near default	37	—	12	25

	Below investment grade	1,058	50	41	1,067

Total Public Fixed Maturities		$23,120	$2,507	$104	$25,523

(1)	At June 30, 2013 and 2012, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2013:
1	Aaa, Aa, A	$4,438	$252	$122	$4,568
2	Baa	3,310	221	34	3,497

	Investment grade	7,748	473	156	8,065

3	Ba	246	3	24	225
4	B	134	—	37	97
5	C and lower	69	—	30	39
6	In or near default	134	9	65	78

	Below investment grade	583	12	156	439

Total Private Fixed Maturities		$8,331	$485	$312	$8,504

At December 31, 2012:
1	Aaa, Aa, A	$4,303	$365	$100	$4,568
2	Baa	3,235	324	13	3,546

	Investment grade	7,538	689	113	8,114

3	Ba	226	3	23	206
4	B	149	1	15	135
5	C and lower	50	—	15	35
6	In or near default	223	11	59	175

	Below investment grade	648	15	112	551

Total Private Fixed Maturities		$8,186	$704	$225	$8,665

(1)

Includes, as of June 30, 2013 and December 31, 2012, respectively, 21 securities with amortized cost of $175 million (fair value, $174 million) and 12 securities with amortized cost of $109 million (fair value, $109 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At June 30, 2013:
1	Aaa, Aa, A	$10,904	$811	$73	$11,642
2	Baa	9,533	672	83	10,122

	Investment grade	20,437	1,483	156	21,764

3	Ba	709	29	11	727
4	B	117	3	4	116
5	C and lower	13	—	1	12
6	In or near default	3	9	—	12

	Below investment grade	842	41	16	867

Total Corporate Fixed Maturities		$21,279	$1,524	$172	$22,631

At December 31, 2012:
1	Aaa, Aa, A	$10,871	$1,236	$5	$12,102
2	Baa	9,764	1,066	4	10,826

	Investment grade	20,635	2,302	9	22,928

3	Ba	699	47	6	740
4	B	114	2	5	111
5	C and lower	12	—	1	11
6	In or near default	3	8	—	11

	Below investment grade	828	57	12	873

Total Corporate Fixed Maturities		$21,463	$2,359	$21	$23,801

Asset-backed Securities

At June 30, 2013, the amortized cost and fair value of asset backed securities held were $146 million and $152 million, respectively; at December 31, 2012, those amounts were $175 million and $182 million, respectively. At June 30, 2013, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $14 million and $13 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $175 million and $174 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

June 30, 2013

	Moody’s Agency Rating					Total	Total December 31, 2012
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)

At amortized cost:
2004 and Prior Years	$28	$16	$—	$145	$96	$285	$298
2005	34	5	15	335	82	471	477
2006	—	—	—	265	—	265	302
2007	—	—	1	91	—	92	98

Total CMBS	$62	$21	$16	$836	$178	$1,113	$1,175

At fair value:
2004 and Prior Years	$29	$16	$—	$108	$95	$248	$273
2005	35	5	16	233	83	372	411
2006	—	—	—	126	—	126	154
2007	—	—	1	51	—	52	62

Total CMBS	$64	$21	$17	$518	$178	$798	$900

Mortgages

Investment Mix

At June 30, 2013 and December 31, 2012, respectively, approximately 12.5% and 12.1%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	June 30, 2013	December 31, 2012
	(In Millions)

Commercial mortgage loans	$3,989	$3,822
Agricultural mortgage loans	1,795	$1,658

Total Mortgage Loans	$5,784	$5,480

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	June 30, 2013		December 31, 2012
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,685	29.1%	$1,688	30.8%
Middle Atlantic	1,310	22.7	1,314	24.0
South Atlantic	859	14.9	630	11.5
East North Central	574	9.9	574	10.5
Mountain	406	7.0	397	7.2
West North Central	385	6.6	354	6.5
West South Central	365	6.3	346	6.3
New England	103	1.8	104	1.9
East South Central	97	1.7	73	1.3

Total Mortgage Loans	$5,784	100.0%	$5,480	100.0%

By Property Type:
Office buildings	$1,937	33.5%	$1,828	33.3%
Agricultural properties	1,795	31.0	1,658	30.2
Apartment complexes	935	16.2	924	16.9
Industrial buildings	467	8.1	454	8.3
Hospitality	284	4.9	245	4.5
Retail stores	266	4.6	267	4.9
Other	100	1.7	104	1.9

Total Mortgage Loans	$5,784	100.0%	$5,480	100.0%

At June 30, 2013, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 67.0% while the agricultural mortgage loans weighted average loan-to-value ratio was 45.0%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

June 30, 2013

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$471	$86	$200	$755	$213	$48	$1,773
50% - 70%	633	209	775	599	236	48	2,500
70% - 90%	116	—	261	523	132	198	1,230
90% plus	126	—	—	—	107	48	281

Total Commercial and Agricultural Mortgage Loans	$1,346	$295	$1,236	$1,877	$688	$342	$5,784

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at June 30, 2013.

Mortgage Loans by Year of Origination

	June 30, 2013
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2013	$720	12.5%
2012	1,420	24.5
2011	1,094	18.9
2010	300	5.2
2009	509	8.8
2008 and prior	1,741	30.1

Total Mortgage Loans	$5,784	100.0%

In October 2011, one of the 2 loans shown in the table below was modified to interest only payments until October 1, 2013, at which time the loan reverts to its normal amortizing payment. In December 2012, the second loan was modified retroactive to the July 1, 2012 payment and was converted to interest only payments through maturity in August 2014. Due to the nature of the modifications, short-term principal amortization relief, the modifications have no material financial impact. The fair market value of the underlying real estate collateral is the primary factor in determining the allowance for credit losses and as such, modifications of loan terms typically have no direct impact on the allowance for credit losses.

Troubled Debt Restructuring - Modifications

June 30, 2013

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	126

Total	2	$126	$126

There were no default payments on the above loan during the second quarter and first six months of 2013.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at June 30, 2013 and 2012.

	2013	2012
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$34	$32
Charge-offs	—	(20)
Recoveries	(2)	(1)
Provision	4	23

Ending Balance, June 30,	$36	$34

Ending Balance, June 30,:
Individually Evaluated for Impairment	$36	$34

Collectively Evaluated for Impairment	$—	$—

Loans Acquired with Deteriorated Credit Quality	$—	$—

Other Equity Investments

At June 30, 2013, private equity partnerships, hedge funds and real-estate related partnerships were 92.0% of total other equity investments. These interests, which represent 3.2% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	June 30, 2013	December 31, 2012
	(In Millions)

Common stock	$126	$67
Joint ventures and limited partnerships:
Private equity	1,068	1,048
Hedge funds	271	156
Real estate related	107	120

Total Other Equity Investments	$1,572	$1,391

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

The Company periodically, including during the first six months of 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity and commodity index options to hedge its exposure to equity linked and commodity indexed crediting rates on certain annuity and life products.

Margins or “spreads” on interest-sensitive life insurance and annuity contracts are affected by interest rate fluctuations as the yield on portfolio investments, primarily fixed maturities, are intended to support required payments under these contracts, including interest rates credited to their policy and contract holders. The Company uses swaptions and swaps to reduce the risk associated with minimum crediting rate guarantees on these interest-sensitive contracts.

The Company’s investment in Separate Account equity funds exposes the Company to equity market risk which is hedged through equity future derivative contracts to minimize such risk.

The tables below present quantitative disclosures about the Insurance segment derivative instruments, including those embedded in other contracts though required to be accounted for as derivative instruments.

Derivative Instruments by Category

	At June 30, 2013			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2013
	Notional Amount	Fair Value
		Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,488	$—	$—	$(642)
Swaps	1,260	26	47	(105)
Options	4,826	657	372	124

Interest rate contracts:(1)
Floors	2,400	227	—	(17)
Swaps	11,688	304	509	(681)
Futures	9,197	—	—	(169)
Swaptions	—	—	—	(154)

Credit contracts:(1)
Credit default swaps	285	3	3	(3)

Net investment income (loss)				(1,647)

Embedded derivatives:
GMIB reinsurance contracts	—	8,707	—	(2,337)

GWBL and other features(2)	—	—	130	135

Balances, June 30, 2013	$35,144	$9,924	$1,061	$(3,849)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities.

Derivative Instruments by Category

	At December 31, 2012			Gains (Losses) Reported in Net Earnings (Loss) Six Months Ended June 30, 2012
	Notional Amount	Fair Value
		Asset Derivatives	Liability Derivatives

	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,098	$—	$—	$(550)
Swaps	875	1	52	(135)
Options	3,492	443	219	11

Interest rate contracts:(1)
Floors	2,700	291	—	42
Swaps	18,130	554	352	357
Futures	14,033	—	—	147
Swaptions	7,608	502	—	100

Net investment income				(28)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	834

GWBL and other features(2)	—	—	265	(43)

Total	$52,936	$12,835	$888	$763

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Fixed maturities	$(20)	$(56)	$(32)	$(57)
Other equity investments	—	—	—	—
Derivatives	—	—	—	—
Other	(1)	(1)	(2)	(8)

Total	$(21)	$(57)	$(34)	$(65)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$19	$5	$27	$7
Other	—	—	—	—

Total gross realized investment gains	19	5	27	7

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	(36)	(49)	(50)	(52)
Gross losses on sales and maturities	(3)	(12)	(9)	(12)
Credit related losses on sales	—	—	—	—
Other	—	—	—	—

Total gross realized investment losses	(39)	(61)	(59)	(64)

Total	$(20)	$(56)	$(32)	$(57)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)

Fixed Maturities:
Public fixed maturities	$(14)	$—	$(14)	$—
Private fixed maturities	(22)	(49)	(36)	(52)

Total fixed maturities securities	(36)	(49)	(50)	(52)

Equity securities	—	—	—	—
Other invested assets	—	—	—	—

Total	$(36)	$(49)	$(50)	$(52)

At June 30, 2013 and 2012, respectively, the $50 million and $52 million of OTTI on fixed maturities recorded in income were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$4,298	20.8%	$4,253	20.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	31	0.2	30	0.1
At contract value, less surrender charge of 5% or more	1,083	5.2	1,230	5.9

Subtotal	1,114	5.4	1,260	6.0

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,227	73.8	15,373	73.6

Total Annuity Reserves And Deposit Liabilities	$20,639	100.0%	$20,886	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $1.4 billion at June 30, 2013 decreased $1.8 billion from $3.2 billion at December 31, 2012.

Net cash used in operating activities was $242 million in the first six months of 2013 as compared to net cash used in operating activities of $515 million in the first six months of 2012. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $1.9 billion, $924 million higher than the $972 million net cash used by investing activities in the first six months of 2012. The change was partially due to net purchases of $911 million in the first six months of 2013 as compared to net purchases of $1.2 billion in the first six months of 2012 partially offset by higher cash outflows related to derivatives ($936 million in the first six months of 2013 as compared to cash inflows of $225 million in the first six months of 2012).

Cash flows provided by financing activities decreased $1.5 billion from $1.9 billion in the first six months of 2012 to $395 million in the first six months of 2013. The impact of the net deposits to policyholders’ account balances was $2.1 billion and $2.2 billion in the first six months of 2013 and 2012, respectively. In the second quarter of 2013, the Company repaid a $500 million 7.1% callable surplus note to AXA Financial. There were decreases in collateralized pledged assets and liabilities of $1.1 billion in the first six months of 2013 as compared to an increase of $221 million in collateralized liabilities in the first six months of 2012. Additional AllianceBernstein Holding units were purchased for $27 million and $95 million in the first six months of 2013 and 2012, respectively. Distributions to noncontrolling interest were $144 million in the first six months of 2013 as compared to $96 million in the first six months of 2012.

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

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs. Other liquidity sources include the Company’s credit facility provided by the Federal Home Loan Bank of New York (“FHLBNY”) and dividends and distributions from AllianceBernstein.

Off Balance Sheet Transactions. At June 30, 2013 and December 31, 2012, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $400 million and $799 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at June 30, 2013. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At June 30, 2013, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.7 billion at June 30, 2013) and/or letters of credit ($2.7 billion at June 30, 2013). Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $463 million during 2013. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid no shareholder dividends during the first six months of 2013 and 2012.

For the second quarter and first six months of 2013 and 2012, respectively, AXA Equitable’s statutory net income (loss) totaled $668 million, $518 million, $584 million and $86 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.0 billion and $5.2 billion at June 30, 2013 and December 31, 2012, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2012 Form 10-K.

AllianceBernstein

For the first six months of 2013, net cash provided by AllianceBernstein’s operating activities was $111 million, a decrease of $130 million from the corresponding 2012 period. The change was primarily due to a higher decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity).

For the first six months of 2013, net cash used in investing activities was $9 million, up $1 million from the corresponding 2012 period. The increase was primarily due to an increase in net purchases of furniture and equipment.

For the first six months of 2013, net cash used in financing activities was $146 million, a decrease of $244 million from the $390 million of cash used in the corresponding 2012 period. The increase was primarily due to the $22 million net issuance of commercial paper during the current period as compared to the net repayment of $170 million of commercial paper during the 2012 period and $68 million lower repurchases of Holding Units partially offset by $87 million higher distributions to the General Partner and unitholders as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

At June 30, 2013, AllianceBernstein had $571 million of cash and cash equivalents all of which is available for liquidity, but is comprised primarily of cash on deposit for AllianceBernstein’s broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $378 million, which includes cash on deposit for AllianceBernstein’s foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds. AllianceBernstein’s intent is to permanently reinvest these earnings outside the U.S.

At June 30, 2013 and December 31, 2012, respectively, AllianceBernstein had $346 million and $323 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “ AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of June 30, 2013 and December 31, 2012, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of June 30, 2013 and December 31, 2012, AllianceBernstein had no uncommitted bank loans outstanding.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force during the second quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relate to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have, direct or indirect, ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derives from these two policies is approximately $10,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $5,000.

Following additional diligence, AXA France IARD has identified eight additional insurance policies that were originally written during 2010 and 2011 that remained in effect during the second quarter of 2013 and may require reporting. These eight policies involve auto or property insurance provided to the Iranian delegation to the United Nations Educational, Scientific and Cultural Organization in Paris. The annual aggregate revenue AXA derives from all eight policies is approximately $8,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $4,000.

Lastly, AXA has informed us that, during the second quarter of 2013, AXA Konzem AG, an AXA European insurance subsidiary, provided property insurance to MCS International GMBH (“MCS”). MCS was listed as a designated SDN by the Office of Foreign Assets Control during the second quarter of 2013, after the insurance policy had been completed. The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

As of the date of this report, AXA France IARD and AXA Konzem AG have taken actions necessary to terminate coverage under all 11 insurance policies. The aggregate premium for these 11 policies was approximately $33,000, representing less than .00003% of AXA’s consolidated revenues, which are in excess of $100 billion. The net profit attributable to these 11 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 11 of these policies, in the aggregate, was approximately $17,000, representing less than .0004% of AXA’s aggregate net profit.

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

Date:	August 8, 2013	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Director
and Chief Financial Officer

Date:	August 8, 2013		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Director and
Chief Accounting Officer