Form 10-Q
period 2013-09-30
AXA EQUITABLE LIFE INSURANCE CO
filed 2013-11-08
CIK 727920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, 2,000,000 shares of the registrant’s Common Stock were outstanding.

AXA EQUITABLE LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

PART I FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(UNAUDITED)
	(In Millions)
ASSETS
Investments:
Fixed maturities available for sale, at fair value	$30,138	$33,607
Mortgage loans on real estate	5,581	5,059
Equity real estate, held for the production of income	4	4
Policy loans	3,438	3,512
Other equity investments	1,799	1,643
Trading securities	3,622	2,309
Other invested assets	1,407	1,828

Total investments	45,989	47,962
Cash and cash equivalents	2,504	3,162
Cash and securities segregated, at fair value	834	1,551
Broker-dealer related receivables	1,539	1,605
Deferred policy acquisition costs	3,861	3,728
Goodwill and other intangible assets, net	3,655	3,673
Amounts due from reinsurers	3,985	3,847
Loans to affiliates	1,091	1,037
Guaranteed minimum income benefit reinsurance contract asset, at fair value	7,508	11,044
Other assets	4,808	5,095
Separate Accounts’ assets	104,662	94,139

Total Assets	$180,436	$176,843

LIABILITIES
Policyholders’ account balances	$29,867	$28,263
Future policy benefits and other policyholders’ liabilities	22,239	22,687
Broker-dealer related payables	608	664
Amounts due to reinsurers	66	75
Customers related payables	1,553	2,562
Short-term and long-term debt	363	523
Loans from affiliates	825	1,325
Current and deferred income taxes	3,094	5,172
Other liabilities	2,906	3,503
Separate Accounts’ liabilities	104,662	94,139

Total liabilities	166,183	158,913

Commitments and contingent liabilities (Notes 10 and 11)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS - CONTINUED

	September 30, 2013	December 31, 2012
	(UNAUDITED)
	(In Millions)
EQUITY
Common stock, $1.25 par value; 2 million shares authorized, issued and outstanding	2	2
Capital in excess of par value	5,986	5,992
Retained earnings	6,192	9,125
Accumulated other comprehensive income (loss)	(542)	317

Total AXA Equitable’s equity	11,638	15,436

Noncontrolling interest	2,615	2,494

Total equity	14,253	17,930

Total Liabilities and Equity	$180,436	$176,843

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)
REVENUES
Universal life and investment-type product policy fee income	$943	$848	$2,693	$2,497
Premiums	112	123	366	382
Net investment income (loss):
Investment income (loss) from derivative instruments	(574)	(543)	(2,220)	(585)
Other investment income (loss)	567	561	1,661	1,739

Total net investment income (loss)	(7)	18	(559)	1,154

Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(13)	(64)	(66)
Portion of loss recognized in other comprehensive income (loss)	—	—	15	1

Net impairment losses recognized	—	(13)	(49)	(65)
Other investment gains (losses), net	12	(16)	11	(25)

Total investment gains (losses), net	12	(29)	(38)	(90)

Commissions, fees and other income	973	924	2,837	2,630
Increase (decrease) in the fair value of the reinsurance contract asset	(1,199)	(156)	(3,536)	678

Total revenues	834	1,728	1,763	7,251

BENEFITS AND OTHER DEDUCTIONS
Policyholders’ benefits	511	639	1,478	2,026
Interest credited to policyholders’ account balances	365	316	997	882
Compensation and benefits	415	413	1,287	1,233
Commissions	285	291	858	942
Distribution related payments	101	95	322	261
Amortization of deferred sales commissions	11	11	32	29
Interest expense	18	27	71	81
Amortization of deferred policy acquisition costs	283	110	442	438
Capitalization of deferred policy acquisition costs	(163)	(161)	(484)	(536)
Rent expense	40	37	125	154
Amortization of other intangible assets	6	6	18	18
Other operating costs and expenses	336	522	1,064	1,041

Total benefits and other deductions	2,208	2,306	6,210	6,569

Earnings (loss) from continuing operations, before income taxes	(1,374)	(578)	(4,447)	682
Income tax (expense) benefit	560	307	1,731	(58)

Net earnings (loss)	(814)	(271)	(2,716)	624
Less: net (earnings) loss attributable to the noncontrolling interest	(64)	30	(217)	(79)

Net Earnings (Loss) Attributable to AXA Equitable	$(878)	$(241)	$(2,933)	$545

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)	$(814)	$(271)	$(2,716)	$624

Other comprehensive income (loss) net of income taxes:
Change in unrealized gains (losses), net of reclassification adjustment	(129)	258	(1,106)	690
Changes in defined benefit plan related items not yet recognized in periodic benefit cost, net of reclassification adjustment	188	(28)	243	(80)

Total other comprehensive income (loss), net of income taxes	59	230	(863)	610

Comprehensive income (loss)	(755)	(41)	(3,579)	1,234

Less: Comprehensive (income) loss attributable to noncontrolling interest	(69)	25	(213)	(83)

Comprehensive Income (Loss) Attributable to AXA Equitable	$(824)	$(16)	$(3,792)	$1,151

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)
EQUITY
AXA Equitable’s Equity:
Common stock, at par value, beginning of year and end of period	$2	$2

Capital in excess of par value, beginning of year	5,992	5,743
Changes in capital in excess of par value	(6)	6

Capital in excess of par value, end of period	5,986	5,749

Retained earnings, beginning of year	9,125	9,392
Net earnings (loss)	(2,933)	545
Stockholder dividends	—	(181)

Retained earnings, end of period	6,192	9,756

Accumulated other comprehensive income (loss), beginning of year	317	(297)
Other comprehensive income (loss)	(859)	606

Accumulated other comprehensive income (loss), end of period	(542)	309

Total AXA Equitable’s equity, end of period	11,638	15,816

Noncontrolling interest, beginning of year	2,494	2,703
Repurchase of AllianceBernstein Holding units	(29)	(84)
Net earnings (loss) attributable to noncontrolling interest	217	79
Dividends paid to noncontrolling interest	(222)	(144)
Other comprehensive income (loss) attributable to noncontrolling interest	(4)	4
Other changes in noncontrolling interest	159	98

Noncontrolling interest, end of period	2,615	2,656

Total Equity, End of Period	$14,253	$18,472

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
	(In Millions)

Net earnings (loss)	$ (2,716)	$624
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Interest credited to policyholders’ account balances	997	882
Universal life and investment-type product policy fee income	(2,693)	(2,497)
Net change in broker-dealer and customer related receivables/payables	(976)	(393)
(Income) loss related to derivative instruments	2,220	585
Investment (gains) losses, net	38	90
Change in segregated cash and securities, net	717	332
Change in deferred policy acquisition costs	(42)	(98)
Change in future policy benefits	(138)	410
Change in current and deferred income taxes	(1,469)	(274)
Change in accounts payable and accrued expenses	268	81
Change in the fair value of the reinsurance contract asset	3,536	(678)
Contribution to pension plans	(4)	(265)
Amortization of deferred compensation	13	12
Amortization of deferred sales commission	32	29
Other depreciation and amortization	70	125
Amortization of reinsurance cost	186	40
Amortization of other intangibles	18	18
Other, net	8	154

Net cash provided by (used in) operating activities	65	(823)

Cash flows from investing activities:
Maturities and repayments of fixed maturities and mortgage loans on real estate	2,701	2,665
Sales of investments	3,825	1,217
Purchases of investments	(6,931)	(6,006)
Cash settlements related to derivative instruments	(1,902)	(294)
Purchase of loans to affiliates	(56)	—
Change in short-term investments	—	10
Investment in capitalized software, leasehold improvements and EDP equipment	(48)	(52)
Other, net	5	(41)

Net cash provided by (used in) investing activities	(2,406)	(2,501)

AXA EQUITABLE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 - CONTINUED

(UNAUDITED)

	2013	2012
	(In Millions)
Cash flows from financing activities:
Policyholders’ account balances:
Deposits and transfers from Separate Accounts	$4,038	$3,904
Withdrawals	(746)	(600)
Change in short-term financings	(156)	(200)
Repayment of loans from affiliate	(500)	—
Change in collateralized pledged assets	(32)	(4)
Change in collateralized pledged liabilities	(638)	(157)
Shareholder dividend paid	—	(181)
Repurchase of AllianceBernstein Holding units	(45)	(135)
Distribution to noncontrolling interests in consolidated subsidiaries	(222)	(144)
Other, net	(16)	2

Net cash provided by (used in) financing activities	1,683	2,485

Change in cash and cash equivalents	(658)	(839)
Cash and cash equivalents, beginning of year	3,162	3,227

Cash and Cash Equivalents, End of Period	$2,504	$2,388

Supplemental cash flow information:
Interest Paid	$56	$54

Income Taxes Paid (Refunded)	$(140)	$269

See Notes to Consolidated Financial Statements (Unaudited).

AXA EQUITABLE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1)	ORGANIZATION AND BASIS OF PRESENTATION

The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions (including normal, recurring accruals) that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The accompanying unaudited interim consolidated financial statements reflect all adjustments necessary in the opinion of management for a fair presentation of the consolidated financial position of AXA Equitable and its consolidated results of operations and cash flows for the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation. These statements should be read in conjunction with the audited consolidated financial statements of AXA Equitable for the year ended December 31, 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

At September 30, 2013 and December 31, 2012, the Company’s economic interest in AllianceBernstein was 37.3% and 39.5%, respectively. At September 30, 2013 and December 31, 2012, respectively, AXA and its subsidiaries’ (including AXA Financial Group) economic interest in AllianceBernstein was approximately 64.6% and 65.5%.

The terms “third quarter 2013” and “third quarter 2012” refer to the three months ended September 30, 2013 and 2012, respectively. The terms “first nine months of 2013” and “first nine months of 2012” refer to the nine months ended September 30, 2013 and 2012, respectively.

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

3)	INVESTMENTS

Fixed Maturities and Equity Securities

The following table provides information relating to fixed maturities and equity securities classified as AFS:

Available-for-Sale Securities by Classification

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(In Millions)
September 30, 2013:
Fixed Maturity Securities:
Corporate	$21,108	$1,486	$188	$22,406	$—
U.S. Treasury, government and agency	4,310	42	389	3,963	—
States and political subdivisions	444	42	2	484	—
Foreign governments	411	51	3	459	—
Commercial mortgage-backed	991	9	300	700	24
Residential mortgage-backed(1)	969	40	1	1,008	—
Asset-backed(2)	140	9	4	145	4
Redeemable preferred stock	958	56	41	973	—

Total Fixed Maturities	29,331	1,735	928	30,138	28

Equity securities	29	—	—	29	—

Total at September 30, 2013	$29,360	$1,735	$928	$30,167	$28

December 31, 2012:
Fixed Maturity Securities:
Corporate	$20,854	$2,364	$20	$23,198	$—
U.S. Treasury, government and agency	4,664	517	1	5,180	—
States and political subdivisions	445	85	—	530	—
Foreign governments	454	76	—	530	—
Commercial mortgage-backed	1,175	16	291	900	13
Residential mortgage-backed(1)	1,864	85	—	1,949	—
Asset-backed(2)	175	12	5	182	5
Redeemable preferred stock	1,089	60	11	1,138	—

Total Fixed Maturities	30,720	3,215	328	33,607	18

Equity securities	23	1	—	24	—

Total at December 31, 2012	$30,743	$3,216	$328	$33,631	$18

(1)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.
(3)	Amounts represent OTTI losses in AOCI, which were not included in earnings (loss) in accordance with current accounting guidance.

At September 30, 2013 and December 31, 2012, respectively, the Company had trading fixed maturities with an amortized cost of $186 million and $194 million and carrying values of $179 million and $202 million. Gross unrealized gains on trading fixed maturities were $1 million and $12 million and gross unrealized losses were $8 million and $4 million at September 30, 2013 and December 31, 2012, respectively.

The contractual maturities of AFS fixed maturities (excluding redeemable preferred stock) at September 30, 2013 are shown in the table below. Bonds not due at a single maturity date have been included in the table in the final year of maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available-for-Sale Fixed Maturities

Contractual Maturities at September 30, 2013

	Amortized Cost	Fair Value
	(In Millions)

Due in one year or less	$1,429	$1,457
Due in years two through five	7,819	8,469
Due in years six through ten	9,954	10,340
Due after ten years	7,071	7,046

Subtotal	26,273	27,312
Commercial mortgage-backed securities	991	700
Residential mortgage-backed securities	969	1,008
Asset-backed securities	140	145

Total	$28,373	$29,165

The following table shows proceeds from sales, gross gains (losses) from sales and OTTI for AFS fixed maturities during the third quarter and first nine months of 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Proceeds from sales	$1,327	$54	$2,499	$82

Gross gains on sales	$36	$1	$57	$4

Gross losses on sales	$(30)	$(2)	$(31)	$(11)

Total OTTI	$—	$(13)	$(64)	$(66)
Non-credit losses recognized in OCI	—	—	15	1

Credit losses recognized in earnings (loss)	$—	$(13)	$(49)	$(65)

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated and the corresponding changes in such amounts.

Fixed Maturities - Credit Loss Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Balances, beginning of period	$(407)	$(369)	$(372)	$(332)
Previously recognized impairments on securities that matured, paid, prepaid or sold	9	16	23	31
Recognized impairments on securities impaired to fair value this period(1)	—	—	—	—
Impairments recognized this period on securities not previously impaired	—	(13)	(49)	(33)
Additional impairments this period on securities previously impaired	—	—	—	(32)
Increases due to passage of time on previously recorded credit losses	—	—	—	—
Accretion of previously recognized impairments due to increases in expected cash flows	—	—	—	—

Balances at September 30,	$(398)	$(366)	$(398)	$(366)

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

Net unrealized investment gains (losses) on fixed maturities and equity securities classified as AFS are included in the consolidated balance sheets as a component of AOCI. The table below presents these amounts as of the dates indicated:

	September 30, 2013	December 31, 2012
	(In Millions)

AFS Securities:
Fixed maturities:
With OTTI loss	$(32)	$(12)
All other	839	2,899
Equity securities	—	1

Net Unrealized Gains (Losses)	$807	$2,888

Changes in net unrealized investment gains (losses) recognized in AOCI include reclassification adjustments to reflect amounts realized in Net earnings (loss) for the current period that had been part of OCI in earlier periods. The tables that follow below present a roll-forward of net unrealized investment gains (losses) recognized in AOCI, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized and all other:

Net Unrealized Gains (Losses) on Fixed Maturities with OTTI Losses

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2013	$(35)	$2	$9	$8	$(16)
Net investment gains (losses) arising during the period	2	—	—	—	2
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	1	—	—	—	1
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(1)	—	—	(1)
Deferred income taxes	—	—	—	(1)	(1)
Policyholders’ liabilities	—	—	1	—	1

Balance, September 30, 2013	$(32)	$1	$10	$7	$(14)

Balance, July 1, 2012	$(14)	$1	$3	$3	$(7)
Net investment gains (losses) arising during the period	12	—	—	—	12
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	—	—	—	—	—
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	(4)	(4)
Policyholders’ liabilities	—	—	—	—	—

Balance, September 30, 2012	$(2)	$1	$3	$(1)	$1

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2013	$(12)	$1	$4	$2	$(5)
Net investment gains (losses) arising during the period	(11)	—	—	—	(11)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	6	—	—	—	6
Excluded from Net earnings (loss)(1)	(15)	—	—	—	(15)
Impact of net unrealized investment gains (losses) on:
DAC	—	—	—	—	—
Deferred income taxes	—	—	—	5	5
Policyholders’ liabilities	—	—	6	—	6

Balance, September 30, 2013	$(32)	$1	$10	$7	$(14)

Balance, January 1, 2012	$(47)	$5	$6	$12	$(24)
Net investment gains (losses) arising during the period	14	—	—	—	14
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	32	—	—	—	32
Excluded from Net earnings (loss)(1)	(1)	—	—	—	(1)
Impact of net unrealized investment gains (losses) on:
DAC	—	(4)	—	—	(4)
Deferred income taxes	—	—	—	(13)	(13)
Policyholders’ liabilities	—	—	(3)	—	(3)

Balance, September 30, 2012	$(2)	$1	$3	$(1)	$1

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, July 1, 2013	$1,104	$ (110)	$(336)	$(232)	$426
Net investment gains (losses) arising during the period	(252)	—	—	—	(252)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	(13)	—	—	—	(13)
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	23	—	—	23
Deferred income taxes	—	—	—	77	77
Policyholders’ liabilities	—	—	25	—	25

Balance, September 30, 2013	$839	$(87)	$(311)	$(155)	$286

Balance, July 1, 2012	$2,456	$(172)	$(402)	$(659)	$1,223
Net investment gains (losses) arising during the period	497	—	—	—	497
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	11	—	—	—	11
Excluded from Net earnings (loss)(1)	—	—	—	—	—
Impact of net unrealized investment gains (losses) on:
DAC	—	(12)	—	—	(12)
Deferred income taxes	—	—	—	(130)	(130)
Policyholders’ liabilities	—	—	(123)	—	(123)

Balance, September 30, 2012	$2,964	$(184)	$(525)	$(789)	$1,466

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

	Net Unrealized Gains (Losses) on Investments	DAC	Policyholders’ Liabilities	Deferred Income Tax Asset (Liability)	AOCI Gain (Loss) Related to Net Unrealized Investment Gains (Losses)
	(In Millions)

Balance, January 1, 2013	$2,900	$ (179)	$(603)	$(741)	$1,377
Net investment gains (losses) arising during the period	(2,090)	—	—	—	(2,090)
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	14	—	—	—	14
Excluded from Net earnings (loss)(1)	15	—	—	—	15
Impact of net unrealized investment gains (losses) on:
DAC	—	92	—	—	92
Deferred income taxes	—	—	—	586	586
Policyholders’ liabilities	—	—	292	—	292

Balance, September 30, 2013	$839	$(87)	$(311)	$(155)	$286

Balance, January 1, 2012	$1,831	$(206)	$(385)	$(433)	$807
Net investment gains (losses) arising during the period	1,097	—	—	—	1,097
Reclassification adjustment for OTTI losses:
Included in Net earnings (loss)	35	—	—	—	35
Excluded from Net earnings (loss)(1)	1	—	—	—	1
Impact of net unrealized investment gains (losses) on:
DAC	—	22	—	—	22
Deferred income taxes	—	—	—	(356)	(356)
Policyholders’ liabilities	—	—	(140)	—	(140)

Balance, September 30, 2012	$2,964	$(184)	$(525)	$(789)	$1,466

(1)	Represents “transfers out” related to the portion of OTTI losses during the period that were not recognized in earnings (loss) for securities with no prior OTTI loss.

The following tables disclose the fair values and gross unrealized losses of the 740 issues at September 30, 2013 and the 402 issues at December 31, 2012 of fixed maturities that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the specified periods at the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)

September 30, 2013:
Fixed Maturity Securities:
Corporate	$3,502	$(177)	$118	$(11)	$3,620	$(188)
U.S. Treasury, government and agency	3,178	(389)	—	—	3,178	(389)
States and political subdivisions	36	(2)	—	—	36	(2)
Foreign governments	56	(2)	7	(1)	63	(3)
Commercial mortgage-backed	32	(9)	532	(291)	564	(300)
Residential mortgage-backed	162	(1)	1	—	163	(1)
Asset-backed	8	—	31	(4)	39	(4)
Redeemable preferred stock	302	(40)	58	(1)	360	(41)

Total	$7,276	$(620)	$747	$(308)	$8,023	$(928)

December 31, 2012:
Fixed Maturity Securities:
Corporate	$562	$(5)	$208	$(15)	$770	$(20)
U.S. Treasury, government and agency	513	(1)	—	—	513	(1)
States and political subdivisions	20	—	—	—	20	—
Foreign governments	6	—	2	—	8	—
Commercial mortgage-backed	7	(3)	805	(288)	812	(291)
Residential mortgage-backed	27	—	1	—	28	—
Asset-backed	8	—	36	(5)	44	(5)
Redeemable preferred stock	143	(1)	327	(10)	470	(11)

Total	$1,286	$(10)	$1,379	$(318)	$2,665	$(328)

The Company’s investments in fixed maturity securities do not include concentrations of credit risk of any single issuer greater than 10% of the consolidated equity of AXA Equitable, other than securities of the U.S. government, U.S. government agencies, and certain securities guaranteed by the U.S. government. The Company maintains a diversified portfolio of corporate securities across industries and issuers and does not have exposure to any single issuer in excess of 0.3% of total investments. The largest exposures to a single issuer of corporate securities held at September 30, 2013 and December 31, 2012 were $141 million and $138 million, respectively. Corporate high yield securities, consisting primarily of public high yield bonds, are classified as other than investment grade by the various rating agencies, i.e., a rating below Baa3/BBB- or the NAIC designation of 3 (medium grade), 4 or 5 (below investment grade) or 6 (in or near default). At September 30, 2013 and December 31, 2012, respectively, approximately $1,942 million and $2,095 million, or 6.6% and 6.8%, of the $29,331 million and $30,720 million aggregate amortized cost of fixed maturities held by the Company were considered to be other than investment grade. These securities had net unrealized losses of $259 million and $224 million at September 30, 2013 and December 31, 2012, respectively.

The Company does not originate, purchase or warehouse residential mortgages and is not in the mortgage servicing business. The Company’s fixed maturity investment portfolio includes RMBS backed by subprime and Alt-A residential mortgages, comprised of loans made by banks or mortgage lenders to residential borrowers with lower credit ratings. The criteria used to categorize such subprime borrowers include FICO scores, interest rates charged, debt-to-income ratios and loan-to-value ratios. Alt-A residential mortgages are mortgage loans where the risk profile falls between prime and subprime; borrowers typically have clean credit histories but the mortgage loan has an increased risk profile due to higher loan-to-value and debt-to-income ratios and/or inadequate documentation of the borrowers’ income. At September 30, 2013 and December 31, 2012, respectively, the Company owned $13 million and $17 million in RMBS backed by subprime residential mortgage loans and $9 million and $11 million in RMBS backed by Alt-A residential mortgage loans. RMBS backed by subprime and Alt-A residential mortgages are fixed income investments supporting General Account liabilities.

At September 30, 2013, the carrying value of fixed maturities that were non-income producing for the twelve months preceding that date was $22 million.

For the third quarter and first nine months of 2013 and 2012, investment income is shown net of investment expenses of $12 million, $44 million, $17 million and $43 million, respectively.

At September 30, 2013 and December 31, 2012, respectively, the amortized cost of the Company’s trading account securities was $3,626 million and $2,265 million with respective fair values of $3,622 million and $2,309 million. Also at September 30, 2013 and December 31, 2012, respectively, Other equity investments included the General Account’s investment in Separate Accounts which had carrying values of $88 million and $58 million and costs of $79 million and $57 million as well as other equity securities with carrying values of $29 million and $24 million and costs of $29 million and $23 million.

In the third quarter and first nine months of 2013 and 2012, respectively, net unrealized and realized holding gains (losses) on trading account equity securities, including earnings (loss) on the General Account’s investment in Separate Accounts, of $20 million, $38 million, $25 million and $57 million, respectively, were included in Net investment income (loss) in the consolidated statements of earnings (loss).

Mortgage Loans

Mortgage loans on real estate are placed on nonaccrual status once management believes the collection of accrued interest is doubtful. Once mortgage loans on real estate are classified as nonaccrual loans, interest income is recognized under the cash basis of accounting and the resumption of the interest accrual would commence only after all past due interest has been collected or the mortgage loan on real estate has been restructured to where the collection of interest is considered likely. At September 30, 2013 and December 31, 2012, the carrying values of commercial and agricultural mortgage loans on real estate that had been classified as nonaccrual loans were $65 million and $0 million for commercial and $0 million and $2 million for agricultural, respectively.

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

Troubled Debt Restructuring - Modifications

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

September 30, 2013
Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	135

Total	2	$126	$135

There were no default payments on the above loans during the third quarter and first nine months of 2013.

Valuation Allowances for Mortgage Loans:

Allowance for credit losses for commercial mortgage loans for the first nine months of 2013 and 2012 are as follows:

	2013	2012
Allowance for credit losses:	(In Millions)

Beginning balance, January 1,	$34	$32
Charge-offs	—	(20)
Recoveries	(2)	(1)
Provision	5	24

Ending balance, September 30,	$37	$35

Ending balance, September 30,:
Individually Evaluated for Impairment	$37	$35

There were no allowances for credit losses for agricultural mortgage loans for the first nine months of 2013 and 2012.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value. The following tables provide information relating to the loan-to-value and debt service coverage ratio for commercial and agricultural mortgage loans at September 30, 2013 and December 31, 2012.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2013

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$285	$—	$—	$—	$36	$—	$321
50% - 70%	451	325	652	457	88	—	1,973
70% - 90%	117	—	244	557	127	197	1,242
90% plus	135	—	—	—	46	48	229

Total Commercial Mortgage Loans	$988	$325	$896	$1,014	$297	$245	$3,765

Agricultural Mortgage Loans(1)
0% - 50%	$188	$81	$220	$395	$206	$45	$1,135
50% - 70%	122	47	190	172	143	42	716
70% - 90%	—	—	—	1	—	—	1
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$310	$128	$410	$568	$349	$87	$1,852

Total Mortgage Loans(1)
0% - 50%	$473	$81	$220	$395	$242	$45	$1,456
50% - 70%	573	372	842	629	231	42	2,689
70% - 90%	117	—	244	558	127	197	1,243
90% plus	135	—	—	—	46	48	229

Total Mortgage Loans	$1,298	$453	$1,306	$1,582	$646	$332	$5,617

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

December 31, 2012

	Debt Service Coverage Ratio
Loan-to-Value Ratio:(2)	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)
Commercial Mortgage Loans(1)
0% - 50%	$269	$21	$—	$—	$27	$—	$317
50% - 70%	370	75	619	655	—	—	1,719
70% - 90%	61	102	235	445	131	15	989
90% plus	—	—	—	156	89	165	410

Total Commercial Mortgage Loans	$700	$198	$854	$1,256	$247	$180	$3,435

Agricultural Mortgage Loans(1)
0% - 50%	$179	$84	$211	$308	$177	$49	$1,008
50% - 70%	122	29	136	188	116	50	641
70% - 90%	—	—	—	1	—	8	9
90% plus	—	—	—	—	—	—	—

Total Agricultural Mortgage Loans	$301	$113	$347	$497	$293	$107	$1,658

Total Mortgage Loans(1)
0% - 50%	$448	$105	$211	$308	$204	$49	$1,325
50% - 70%	492	104	755	843	116	50	2,360
70% - 90%	61	102	235	446	131	23	998
90% plus	—	—	—	156	89	165	410

Total Mortgage Loans	$1,001	$311	$1,201	$1,753	$540	$287	$5,093

(1)	The debt service coverage ratio is calculated using the most recently reported net operating income results from property operations divided by annual debt service.
(2)	The loan-to-value ratio is derived from current loan balance divided by the fair market value of the property. The fair market value of the underlying commercial properties is updated annually.

The following table provides information relating to the aging analysis of past due mortgage loans at September 30, 2013 and December 31, 2012, respectively.

Age Analysis of Past Due Mortgage Loans

	30-59 Days	60-89 Days	90 Days or >	Total	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
				(In Millions)

September 30, 2013
Commercial	$—	$—	$—	$—	$3,765	$3,765	$—
Agricultural	4	12	11	27	1,825	1,852	11

Total Mortgage Loans	$4	$12	$11	$27	$5,590	$5,617	$11

December 31, 2012
Commercial	$—	$—	$—	$—	$3,435	$3,435	$—
Agricultural	6	1	10	17	1,641	1,658	9

Total Mortgage Loans	$6	$1	$10	$17	$5,076	$5,093	$9

The following table provides information regarding impaired mortgage loans at September 30, 2013 and December 31, 2012, respectively.

Impaired Mortgage Loans

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized
	(In Millions)

September 30, 2013:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	—	—	—	1	—

Total	$—	$—	$—	$1	$—

With related allowance recorded:
Commercial mortgage loans - other	$136	$136	$(37)	$140	$4
Agricultural mortgage loans	—	—	—	—	—

Total	$136	$136	$(37)	$140	$4

December 31, 2012:
With no related allowance recorded:
Commercial mortgage loans - other	$—	$—	$—	$—	$—
Agricultural mortgage loans	2	2	—	3	—

Total	$2	$2	$—	$3	$—

With related allowance recorded:
Commercial mortgage loans - other	$170	$170	$(34)	$178	$10
Agricultural mortgage loans	—	—	—	—	—

Total	$170	$170	$(34)	$178	$10

(1)	Represents a five-quarter average of recorded amortized cost.

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

The Company periodically, including during the first nine months of 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity index options on the S&P 500, Russell 2000, Morgan Stanley Capital International (“MSCI”), Europe, Australia and Far East (“EAFE”), MSCI Emerging Markets (“EM”) and NASDAQ indices as well as options on Gold, Oil and a Real Estate index for the purpose of hedging crediting rate exposure in its Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the Company’s EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the Company’s variable life insurance products and Indexed Universal Life (“IUL”) insurance products. This involves entering into a package of calls and/or put options whose payoff mimics the crediting rate embedded in individual segments of the products.

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

Derivative Instruments by Category

	At September 30, 2013			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2013
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$5,370	$1	$—	$(1,001)
Swaps	1,234	6	84	(219)
Options	5,314	802	443	235

Interest rate contracts:(1)
Floors	2,400	214	—	(7)
Swaps	10,716	275	143	(821)
Futures	10,027	—	—	(252)
Swaptions	—	—	—	(154)

Credit contracts:(1)
Credit default swaps	350	8	2	1

Other freestanding contracts:(1)
Foreign currency contracts	109	1	1	(2)

Net investment income (loss)				(2,220)

Embedded derivatives:
GMIB reinsurance contracts	—	7,508	—	(3,536)

GIB and GWBL and other features(2)	—	—	72	193
SCS, SIO, MSO and IUL indexed features(3)	—	—	256	(291)

Total, September 30, 2013	$35,520	$8,815	$1,001	$(5,854)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

	At December 31, 2012			Gains (Losses) Reported In Net Earnings (Loss) Nine Months Ended September 30, 2012
		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives:
Equity contracts:(1)
Futures	$6,189	$—	$2	$(948)
Swaps	965	2	56	(243)
Options	3,492	443	219	55

Interest rate contracts:(1)
Floors	2,700	291	—	68
Swaps	18,239	554	353	411
Futures	14,033	—	—	132
Swaptions	7,608	502	—	(60)

Other freestanding contracts:(1)
Foreign currency contracts	81	1	—	—

Net investment income (loss)				(585)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	678

GIB and GWBL and other features(2)	—	—	265	4

Total	$53,307	$12,837	$895	$97

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

At September 30, 2013, the Company had open exchange-traded futures positions on the S&P 500, Russell 1000, NASDAQ 100 and Emerging Market indices, having initial margin requirements of $210 million. At September 30, 2013, the Company had open exchange-traded futures positions on the 2-year, 5-year, 10-year, 30-year U.S. Treasury Notes and Eurodollars having initial margin requirements of $58 million. At that same date, the Company had open exchange-traded future positions on the Euro Stoxx, FTSE 100, European, Australia, Far East (“EAFE”) and Topix indices as well as corresponding currency futures on the Euro/U.S. dollar, Yen/U.S. dollar and Pound/U.S. dollar, having initial margin requirements of $8 million. All outstanding equity-based and treasury futures contracts at September 30, 2013 are exchange-traded and net settled daily in cash.

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

At September 30, 2013 and December 31, 2012, respectively, the Company held $604 million and $1,165 million in cash and securities collateral delivered by trade counterparties, representing the fair value of the related derivative agreements. This unrestricted cash collateral is reported in Cash and cash equivalents, and the obligation to return it is reported in Other liabilities in the consolidated balance sheets. The aggregate fair value of all collateralized derivative transactions that were in a liability position at September 30, 2013 and December 31, 2012, respectively, were $31 million and $5 million, for which the Company posted collateral of $42 million and $5 million at September 30, 2013 and December 31, 2012, respectively, in the normal operation of its collateral arrangements. Certain of the Company’s ISDA Master Agreements contain contingent provisions that permit the counterparty to terminate the ISDA Master Agreement if the Company’s credit rating falls below a specified threshold, however, the occurrence of such credit event would not impose additional collateral requirements.

On June 10, 2013, new derivative regulations under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act went into effect, requiring financial entities, including U.S. life insurers, to clear newly executed OTC interest rate swaps with central clearing houses, and to post larger sums of higher quality collateral, among other provisions. Counterparties subject to these new regulations are required to post initial margin to the clearing house as well as variation margin to cover any daily negative mark-to-market movements in the value of newly executed OTC interest rate swap contracts. Centrally cleared OTC interest rate swap contracts, protected by initial margin requirements and higher quality collateral-eligible assets, are expected to reduce the risk of loss in the event of counterparty default. The Company has counterparty exposure to the clearing house and its clearing broker for futures and OTC derivative contracts. Since the introduction of these new derivative regulations, there have been no significant impacts from the Company’s compliance as existing derivative positions are grandfathered. Similarly, the Company does not expect the new regulations to materially increase the amount or change the quality of collateral that otherwise would have been imposed directly with its counterparties under CSAs.

The following table presents information about the Insurance Segment’s offsetting of financial assets and liabilities and derivative instruments at September 30, 2013.

Offsetting of Financial Assets and Liabilities and Derivative Instruments

At September 30, 2013

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amounts Presented in the Balance Sheets
	(In Millions)
ASSETS(1)
Description
Derivatives:
Equity contracts	$807	$526	$281
Interest rate contracts	417	143	274
Credit contracts	7	2	5

Total Derivatives, subject to an ISDA Master Agreement	1,231	671	560
Total Derivatives, not subject to an ISDA Master Agreement	71	—	71

Total Derivatives	1,302	671	631
Other financial instruments	776	—	776

Other invested assets	$2,078	$671	$1,407

LIABILITIES(2)
Description
Derivatives:
Equity contracts	$526	$526	$—
Interest rate contracts	143	143	—
Credit contracts	2	2	—

Total Derivatives, subject to an ISDA Master Agreement	671	671	—
Total Derivatives, not subject to an ISDA Master Agreement	—	—	—

Total Derivatives	671	671	—
Other financial liabilities	2,906	—	2,906

Other liabilities	$3,577	$671	$2,906

(1)	Excludes Investment Management segment’s $5 million net derivative assets and $61 million of securities borrowed.
(2)	Excludes Investment Management segment’s $4 million net derivative liability and $42 million of securities loaned.

The following table presents information about the Insurance segment’s gross collateral amounts that are not offset in the consolidated balance sheets at September 30, 2013.

Gross Collateral Amounts Not Offset in the Consolidated Balance Sheets

At September 30, 2013

	Net Amounts Presented in the Balance Sheets	Collateral (Received)/Held
		Financial Instruments	Cash	Net Amounts
	(In Millions)

Counterparty A	$48	$—	$(46)	$2
Counterparty B	22	—	(22)	—
Counterparty C	75	—	(75)	—
Counterparty D	193	—	(191)	2
Counterparty E	16	—	(16)	—
Counterparty F	(15)	—	15	—
Counterparty G	103	—	(103)	—
Counterparty H	(5)	—	5	—
Counterparty I	48	—	(48)	—
Counterparty J	(11)	—	11	—
Counterparty K	17	—	(17)	—
Counterparty L	62	—	(62)	—
Counterparty M	6	—	(6)	—
Counterparty N	71	—	—	71
Counterparty O	1	—	—	1

Total Derivatives	$631	$—	$(555)	$76
Other financial instruments	776	—	—	776

Other invested assets	$1,407	$—	$(555)	$852

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

Summarized financial information for the Closed Block follows:

	September 30, 2013	December 31, 2012
	(In Millions)

CLOSED BLOCK LIABILITIES:
Future policy benefits, policyholders’ account balances and other	$7,753	$7,942
Policyholder dividend obligation	162	373
Other liabilities	110	192

Total Closed Block liabilities	8,025	8,507

ASSETS DESIGNATED TO THE CLOSED BLOCK:
Fixed maturities, available for sale, at fair value (amortized cost of $4,962 and $5,245)	5,239	5,741
Mortgage loans on real estate	1,294	1,255
Policy loans	958	1,026
Cash and other invested assets	113	30
Other assets	189	204

Total assets designated to the Closed Block	7,793	8,256

Excess of Closed Block liabilities over assets designated to the Closed Block	232	251

Amounts included in accumulated other comprehensive income (loss):
Net unrealized investment gains (losses), net of deferred income tax (expense) benefit of $(44) and $(47) and policyholder dividend obligation of $(162) and $(373)	82	87

Maximum Future Earnings To Be Recognized From Closed Block Assets and Liabilities	$314	$338

Closed Block revenues and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

REVENUES:
Premiums and other income	$66	$74	$214	$234
Net investment income (loss)	97	104	306	316
Net investment gains (losses)	1	1	(7)	(9)

Total revenues	164	179	513	541

BENEFITS AND OTHER DEDUCTIONS:
Policyholders’ benefits and dividends	150	179	475	564
Other operating costs and expenses	—	—	1	—

Total benefits and other deductions	150	179	476	564

Net revenues before income taxes	14	—	37	(23)
Income tax (expense) benefit	(5)	—	(13)	8

Net Revenues (Losses)	$9	$—	$24	$(15)

Reconciliation of the policyholder dividend obligation follows:

	Nine Months Ended September 30,
	2013	2012
	(In Millions)

Balances, beginning of year	$373	$260
Unrealized investment gains (losses)	(211)	117

Balances, End of Period	$162	$377

5)	GMDB, GMIB, GIB, GWBL AND OTHER FEATURES AND NO LAPSE GUARANTEE FEATURES

A) Variable Annuity Contracts – GMDB, GMIB, GIB and GWBL and Other Features

The Company has certain variable annuity contracts with GMDB, GMIB, GIB and GWBL and other features in-force that guarantee one of the following:

•	Return of Premium: the benefit is the greater of current account value or premiums paid (adjusted for withdrawals);

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

The following table summarizes the GMDB and GMIB liabilities, before reinsurance ceded, reflected in the General Account in future policy benefits and other policyholders’ liabilities:

	GMDB	GMIB	Total
	(In Millions)

Balance at January 1, 2013	$1,772	$4,561	$6,333
Paid guarantee benefits	(128)	(55)	(183)
Other changes in reserve	168	17	185

Balance at September 30, 2013	$1,812	$4,523	$6,335

Balance at January 1, 2012	$1,593	$4,130	$5,723
Paid guarantee benefits	(180)	(58)	(238)
Other changes in reserve	290	403	693

Balance at September 30, 2012	$1,703	$4,475	$6,178

Related GMDB reinsurance ceded amounts were:

	Nine Months Ended September 30,
	2013	2012
	(In Millions)

Balance, beginning of year	$844	$716
Paid guarantee benefits	(83)	(78)
Other changes in reserve	134	163

Balance, End of Period	$895	$801

The GMIB reinsurance contracts are considered derivatives and are reported at fair value.

The September 30, 2013 values for variable annuity contracts in-force on such date with GMDB and GMIB features are presented in the following table. For contracts with the GMDB feature, the net amount at risk in the event of death is the amount by which the GMDB benefits exceed related account values. For contracts with the GMIB feature, the net amount at risk in the event of annuitization is the amount by which the present value of the GMIB benefits exceeds related account values, taking into account the relationship between current annuity purchase rates and the GMIB guaranteed annuity purchase rates. Since variable annuity contracts with GMDB guarantees may also offer GMIB guarantees in the same contract, the GMDB and GMIB amounts listed are not mutually exclusive:

	Return of Premium	Ratchet	Roll-Up	Combo	Total
	(Dollars In Millions)
GMDB:
Account values invested in:
General Account	$13,022	$241	$95	$435	$13,793
Separate Accounts	$34,734	$8,200	$3,944	$37,516	$84,394
Net amount at risk, gross	$350	$293	$2,383	$12,320	$15,346
Net amount at risk, net of amounts reinsured	$350	$183	$1,592	$4,706	$6,831
Average attained age of contractholders	50.8	64.4	70.0	65.0	54.8
Percentage of contractholders over age 70	8.5%	31.6%	52.2%	32.8%	15.5%
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

GMIB:
Account values invested in:
General Account	N/A	N/A	$40	$464	$504
Separate Accounts	N/A	N/A	$2,823	$49,350	$52,173
Net amount at risk, gross	N/A	N/A	$1,074	$2,432	$3,506
Net amount at risk, net of amounts reinsured	N/A	N/A	$322	$567	$889
Weighted average years remaining until annuitization	N/A	N/A	0.6	3.8	3.6
Range of contractually specified interest rates	N/A	N/A	3%-6%	3%-6.5%	3%-6.5%

In second quarter 2013, the approach for determining the above noted GMIB net amount at risk was updated to be more reflective of the economic exposure to the Company. Previously, the calculation used a current annuitization factor based on the retail pricing basis for single-premium individual annuities, including premium loads and interest margins. The updated approach excludes premium loads and interest margins.

The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2013, the Company initiated a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. The Company believes that this program is mutually beneficial to both the Company and policyholders who no longer need or want the GMDB and GMIB rider. If a policyholder accepts this offer, the policyholder benefits because they would receive an increase in their contract’s account value and the guaranteed benefit charges would cease. The Company would gain a financial benefit because past market conditions and the ongoing low interest rate environment make continuing to provide these guaranteed benefits costly to the Company. As a result of this program, the Company is expecting a change in the short term behavior of policyholders, as some will accept this new offer, and those who do not accept will be less likely to lapse their contract over the short term. The expected change in short term behavior reduces the fair value of the reinsurance asset and increases the U.S. GAAP gross reserve. Due to the accounting mismatch between the fair value of the reinsurance contract asset and the U.S. GAAP gross reserves the net impact is an after tax loss of $163 million, which was recognized in third quarter 2013.

The liability for SCS, SIO, MSO, IUL, GIB and GWBL and other features, not included above, was $328 million at September 30, 2013 and the liability for GIB and GWBL and other features, not included above, was $265 million at December 31, 2012, which are accounted for as embedded derivatives. The liability for GIB, GWBL and other features reflects the present value of expected future payments (benefits) less the fees attributable to these features over a range of market consistent economic scenarios. The liability for SCS, SIO, MSO and IUL reflects the present value of expected future payments assuming the segments are held to maturity.

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

Investment in Variable Insurance Trust Mutual Funds

	September 30, 2013	December 31, 2012
	(In Millions)

GMDB:
Equity	$60,936	$52,633
Fixed income	3,542	3,748
Balanced	19,396	19,102
Other	520	543

Total	$84,394	$76,026

GMIB:
Equity	$37,090	$33,361
Fixed income	2,187	2,335
Balanced	12,649	12,906
Other	247	264

Total	$52,173	$48,866

C) Hedging Programs for GMDB and GMIB Features

Beginning in 2003, AXA Equitable established a program intended to hedge certain risks associated first with the GMDB feature and, beginning in 2004, with the GMIB feature of the Accumulator® series of variable annuity products. The program has also been extended to cover other guaranteed benefits as they have been made available. This program utilizes derivative contracts, such as exchange-traded equity, currency, and interest rate futures contracts, total return and/or equity swaps, interest rate swap and floor contracts, swaptions, variance swaps as well as equity options, that collectively are managed in an effort to reduce the economic impact of unfavorable changes in guaranteed benefits’ exposures attributable to movements in the equity and fixed income markets. At the present time, this program hedges certain economic risks on products sold, to the extent such risks are not reinsured. At September 30, 2013, the total account value and net amount at risk of the hedged variable annuity contracts were $40,121 million and $5,499 million, respectively, with the GMDB feature and $23,230 million and $568 million, respectively, with the GMIB feature.

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

The following table summarizes the no lapse guarantee liabilities reflected in the General Account in Future policy benefits and other policyholders’ liabilities and the related reinsurance ceded:

	Direct Liability	Reinsurance Ceded	Net
	(In Millions)

Balance at January 1, 2013	$556	$(310)	$246
Other changes in reserves	186	(111)	75

Balance at September 30, 2013	$742	$(421)	$321

Balance at January 1, 2012	$470	$(262)	$208
Other changes in reserves	71	(32)	39

Balance at September 30, 2012	$541	$(294)	$247

6)	FAIR VALUE DISCLOSURES

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

Assets and liabilities measured at fair value on a recurring basis are summarized below. Fair value measurements also are required on a non-recurring basis for certain assets, including goodwill, mortgage loans on real estate, equity real estate held for production of income, and equity real estate held for sale, only when an OTTI or other event occurs. When such fair value measurements are recorded, they must be classified and disclosed within the fair value hierarchy. At September 30, 2013 and December 31, 2012, no assets were required to be measured at fair value on a non-recurring basis.

Fair Value Measurements at September 30, 2013

	Level 1	Level 2	Level 3	Total
	(In Millions)

Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$6	$22,146	$254	$22,406
U.S. Treasury, government and agency	—	3,963	—	3,963
States and political subdivisions	—	437	47	484
Foreign governments	—	440	19	459
Commercial mortgage-backed	—	16	684	700
Residential mortgage-backed(1)	—	1,003	5	1,008
Asset-backed(2)	—	56	89	145
Redeemable preferred stock	227	731	15	973

Subtotal	233	28,792	1,113	30,138

Other equity investments	129	—	60	189
Trading securities	403	3,219	—	3,622
Other invested assets:
Short-term investments	—	98	—	98
Swaps	—	53	—	53
Credit Default Swaps	—	5	—	5
Options	—	359	—	359
Floors	—	214	—	214

Subtotal	—	729	—	729

Cash equivalents	1,701	—	—	1,701
Segregated securities	—	834	—	834
GMIB reinsurance contracts	—	—	7,508	7,508
Separate Accounts’ assets	101,580	2,750	220	104,550

Total Assets	$104,046	$36,324	$8,901	$149,271

Liabilities
GWBL and other features’ liability	$—	$—	$72	$72
SCS, SIO, MSO and IUL indexed features’ liability	—	256	—	256

Total Liabilities	$—	$256	$72	$328

(1)	Includes publicly traded agency pass-through securities and collateralized obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages and other asset types and credit tenant loans.

Fair Value Measurements at December 31, 2012

	Level 1	Level 2	Level 3	Total
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

At September 30, 2013 and December 31, 2012, respectively, the fair value of public fixed maturities is approximately $22,297 million and $25,591 million or approximately 15.8% and 19.2% of the Company’s total assets measured at fair value on a recurring basis (excluding GMIB reinsurance contracts and segregated securities measured at fair value on a recurring basis). The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent valuation service providers and for which the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. Although each security generally is priced by multiple independent valuation service providers, the Company ultimately uses the price received from the independent valuation service provider highest in the vendor hierarchy based on the respective asset type, with limited exception. To validate reasonableness, prices also are internally reviewed by those with relevant expertise through comparison with directly observed recent market trades. Consistent with the fair value hierarchy, public fixed maturity securities validated in this manner generally are reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the security in a manner agreed as more consistent with current market observations, the security remains within Level 2. Alternatively, a Level 3 classification may result if the pricing information then is sourced from another vendor, non-binding broker quotes, or internally-developed valuations for which the Company’s own assumptions about market-participant inputs would be used in pricing the security.

At September 30, 2013 and December 31, 2012, respectively, the fair value of private fixed maturities is approximately $7,841 million and $8,016 million or approximately 5.6% and 6.0% of the Company’s total assets measured at fair value on a recurring basis. The fair values of the Company’s private fixed maturities, which primarily are comprised of investments in private placement securities generally are determined using a discounted cash flow model. In certain cases, these models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the fair value measurement of a security, a Level 3 classification generally is made.

As disclosed in Note 3, at September 30, 2013 and December 31, 2012, respectively, the net fair value of freestanding derivative positions is approximately $632 million and $1,163 million or approximately 86.7% and 92.2% of Other invested assets measured at fair value on a recurring basis. The fair values of the Company’s derivative positions are generally based on prices obtained either from independent valuation service providers or derived by applying market inputs from recognized vendors into industry standard pricing models. The majority of these derivative contracts are traded in the OTC derivative market and are classified in Level 2. The fair values of derivative assets and liabilities traded in the OTC market are determined using quantitative models that require use of the contractual terms of the derivative instruments and multiple market inputs, including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which then are applied to value the positions. The predominance of market inputs is actively quoted and can be validated through external sources or reliably interpolated if less observable. If the pricing information received from independent valuation service providers is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process in accordance with the terms of the respective independent valuation service provider agreement. If as a result it is determined that the independent valuation service provider is able to reprice the derivative instrument in a manner agreed as more consistent with current market observations, the position remains within Level 2.

The credit risk of the counterparty and of the Company are considered in determining the fair values of all OTC derivative asset and liability positions, respectively, after taking into account the effects of master netting agreements and collateral arrangements. Each reporting period, the Company values its derivative positions using the standard swap curve and evaluates whether to adjust the embedded credit spread to reflect changes in counterparty or its own credit standing. As a result, the Company reduced the fair value of its OTC derivative asset exposures by $1 million at September 30, 2013 to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the non-performance risk of the Company for purpose of determining the fair value of its OTC liability positions at September 30, 2013.

At September 30, 2013 and December 31, 2012, respectively, investments classified as Level 1 comprise approximately 73.8% and 70.3% of assets measured at fair value on a recurring basis and primarily include redeemable preferred stock, trading securities, cash equivalents and Separate Accounts assets. Fair value measurements classified as Level 1 include exchange-traded prices of fixed maturities, equity securities and derivative contracts, and net asset values for transacting subscriptions and redemptions of mutual fund shares held by Separate Accounts. Cash equivalents classified as Level 1 include money market accounts, overnight commercial paper and highly liquid debt instruments purchased with an original maturity of three months or less, and are carried at cost as a proxy for fair value measurement due to their short-term nature.

At September 30, 2013 and December 31, 2012, respectively, investments classified as Level 2 comprise approximately 25.2% and 28.4% of assets measured at fair value on a recurring basis and primarily include U.S. government and agency securities and certain corporate debt securities, such as public and private fixed maturities. As market quotes generally are not readily available or accessible for these securities, their fair value measures are determined utilizing relevant information generated by market transactions involving comparable securities and often are based on model pricing techniques that effectively discount prospective cash flows to present value using appropriate sector-adjusted credit spreads commensurate with the security’s duration, also taking into consideration issuer-specific credit quality and liquidity. Segregated securities classified as Level 2 are U.S. Treasury Bills segregated by AllianceBernstein in a special reserve bank custody account for the exclusive benefit of brokerage customers, as required by Rule 15c3-3 of the Exchange Act and for which fair values are based on quoted yields in secondary markets.

Observable inputs generally used to measure the fair value of securities classified as Level 2 include benchmark yields, reported secondary trades, issuer spreads, benchmark securities and other reference data. Additional observable inputs are used when available, and as may be appropriate, for certain security types, such as prepayment, default, and collateral information for the purpose of measuring the fair value of mortgage- and asset-backed securities. At September 30, 2013 and December 31, 2012, respectively, approximately $1,030 million and $1,966 million of AAA-rated mortgage- and asset-backed securities are classified as Level 2 for which the observability of market inputs to their pricing models is supported by sufficient, albeit more recently contracted, market activity in these sectors.

The Company currently offers indexed investment options in the SCS and EQUI-VEST variable annuity products, the IUL product, and in the MSO fund available in some life contracts. These investment options, which depending on the product and on the index selected can currently have 1, 3, or 5 year terms, provide for participation in the performance of specified indices up to a segment-specific declared maximum rate. Under certain conditions that vary by product, e.g. holding these segments for the full term, these segments also shield policyholders from some or all negative investment performance associated with these indices. These investment options have defined formulaic liability amounts, and the current values of the option component of these segment reserves are accounted for as Level 2 embedded derivatives. The fair values of these embedded derivatives are based on prices obtained from independent valuation service providers.

At September 30, 2013 and December 31, 2012, respectively, investments classified as Level 3 comprise approximately 1.0% and 1.3% of assets measured at fair value on a recurring basis and primarily include CMBS and corporate debt securities, such as private fixed maturities. Determinations to classify fair value measures within Level 3 of the valuation hierarchy generally are based upon the significance of the unobservable factors to the overall fair value measurement. Included in the Level 3 classification at September 30, 2013 and December 31, 2012, respectively, were approximately $245 million and $222 million of fixed maturities with indicative pricing obtained from brokers that otherwise could not be corroborated to market observable data. The Company applies various due-diligence procedures, as considered appropriate, to validate these non-binding broker quotes for reasonableness, based on its understanding of the markets, including use of internally-developed assumptions about inputs a market participant would use to price the security. In addition, approximately $777 million and $1,021 million of mortgage- and asset-backed securities, including CMBS, are classified as Level 3 at September 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the Company changed its methodology for measuring the fair value of CMBS securities below the senior AAA tranche from a risk-adjusted present value technique to pricing obtained from an independent valuation service vendor as returning liquidity in CMBS markets contributed to the availability of more reliable and representative measures of fair value. In applying the risk-adjusted present value technique in periods prior to June 30, 2013, the Company adjusted the projected cash flows of these securities for origination year, default metrics, and level of subordination, with the objective of maximizing observable inputs, and weighted the result with a 10% attribution to pricing sourced from a third party service whose process placed significant reliance on market trading activity.

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

Level 3 also includes the GMIB reinsurance contract asset which is accounted for as derivative contracts. The GMIB reinsurance contract asset’s fair value reflects the present value of reinsurance premiums and recoveries and risk margins over a range of market consistent economic scenarios while the GIB and GWBL and other features related liability reflects the present value of expected future payments (benefits) less fees, adjusted for risk margins, attributable to the GIB and GWBL and other features over a range of market-consistent economic scenarios. The valuations of both the GMIB reinsurance contract asset and GIB and GWBL and other features’ liability incorporate significant non-observable assumptions related to policyholder behavior, risk margins and projections of equity Separate Account funds consistent with the S&P 500 Index. The credit risks of the counterparty and of the Company are considered in determining the fair values of its GMIB reinsurance contract asset and GIB and GWBL and other features’ liability positions, respectively, after taking into account the effects of collateral arrangements. Incremental adjustment to the swap curve, adjusted for non-performance risk, is made to the resulting fair values of the GMIB reinsurance contract asset to reflect change in the claims-paying ratings of counterparties to the reinsurance treaties. After giving consideration to collateral arrangements, the Company reduced the fair value of its GMIB reinsurance contract asset by $228 million and $447 million at September 30, 2013 and December 31, 2012, respectively, to recognize incremental counterparty non-performance risk. The unadjusted swap curve was determined to be reflective of the AA quality claims-paying rating of AXA Equitable, therefore, no incremental adjustment was made for non-performance risk for purpose of determining the fair value of the GIB and GWBL and other features’ liability embedded derivative at September 30, 2013. Equity and fixed income volatilities are combined, with weighting based on the current fund distribution, to produce an overall volatility assumption. Scenarios are developed that value an at the money option at a price consistent with the overall volatility.

In the first nine months of 2013, AFS fixed maturities with fair values of $34 million were transferred out of Level 3 and into Level 2 principally due to the availability of trading activity and/or market observable inputs to measure and validate their fair values. In addition, AFS fixed maturities with fair value of $20 million were transferred from Level 2 into the Level 3 classification. These transfers in the aggregate represent approximately 0.4% of total equity at September 30, 2013. In the first nine months of 2013, one of the Company’s private securities went public and as a result, $19 million was transferred from a Level 3 classification to a Level 2 classification.

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

The table below presents a reconciliation for all Level 3 assets and liabilities for the third quarter and first nine months of 2013 and 2012, respectively:

Level 3 Instruments

Fair Value Measurements

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, July 1, 2013	$219	$49	$17	$780	$6	$101
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	2	—	—	2	—	—

Subtotal	2	—	—	2	—	—

Other comprehensive income (loss)	2	(2)	2	25	—	1
Purchases	21	—	—	31	—	—
Issues	—	—	—	—	—	—
Sales	(5)	—	—	(154)	(1)	(3)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	15	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	(10)

Balance, September 30, 2013	$254	$47	$19	$684	$5	$89

Balance, July 1, 2012	$383	$52	$—	$906	$11	$139
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	2	—	—	(14)	—	—

Subtotal	2	—	—	(14)	—	—

Other comprehensive income (loss)	12	—	1	24	—	2
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(17)	(1)	—	(3)	(1)	(6)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	5	—	19	—	—	—
Transfers out of Level 3(1)	(20)	—	—	—	—	—

Balance, September 30, 2012	$365	$51	$20	$913	$10	$135

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Corporate	State and Political Sub- divisions	Foreign Govts	Commercial Mortgage- backed	Residential Mortgage- backed	Asset- backed
	(In Millions)

Balance, January 1, 2013	$355	$50	$19	$900	$9	$113
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	1	—	—	(1)	—	—
Investment gains (losses), net	3	—	—	(54)	—	—

Subtotal	4	—	—	(55)	—	—

Other comprehensive income (loss)	3	(2)	—	(16)	—	1
Purchases	21	—	—	31	—	—
Issues	—	—	—	—	—	—
Sales	(144)	(1)	—	(158)	(4)	(14)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	20	—	—	—	—	—
Transfers out of Level 3(1)	(5)	—	—	(18)	—	(11)

Balance, September 30, 2013	$254	$47	$19	$684	$5	$89

Balance, January 1, 2012	$432	$53	$22	$902	$14	$172
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	1	—	—
Investment gains (losses), net	2	—	—	(69)	—	—

Subtotal	2	—	—	(68)	—	—

Other comprehensive income (loss)	13	(1)	1	103	—	2
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(37)	(1)	—	(24)	(4)	(19)
Settlements	—	—	—	—	—	—
Transfers into Level 3(1)	12	—	—	—	—	—
Transfers out of Level 3(1)	(57)	—	(3)	—	—	(20)

Balance, September 30, 2012	$365	$51	$20	$913	$10	$135

(1)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability
	(In Millions)

Balance, July 1, 2013	$15	$61	$—	$8,707	$216	$130
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	1	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(1,252)	—	—
Policyholders’ benefits	—	—	—	—	—	(81)

Subtotal	—	—	—	(1,252)	1	(81)

Other comprehensive income (loss)	—	(1)	—	—	—	—
Purchases	—	—	—	62	1	23
Issues	—	—	—	—	—	—
Sales	—	—	—	(9)	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	2	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2013	$15	$60	$—	$7,508	$220	$72

Balance, July 1, 2012	$15	$58	$—	$11,381	$222	$334
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	6	—
Increase (decrease) in the fair value of the reinsurance contract asset	—	—	—	(201)	—	—
Policyholders’ benefits	—	—	—	—	—	(61)

Subtotal	—	—	—	(201)	6	(61)

Other comprehensive income (loss)	—	—	—	—	—	—
Purchases	—	—	—	61	3	14
Issues	—	—	—	—	—	—
Sales	—	—	—	(16)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—

Balance, September 30, 2012	$15	$58	$—	$11,225	$228	$287

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

	Redeemable Preferred Stock	Other Equity Investments(1)	Other Invested Assets	GMIB Reinsurance Asset	Separate Accounts Assets	GWBL and Other Features’ Liability
	(In Millions)

Balance, January 1, 2013	$15	$77	$—	$11,044	$224	$265
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	9	—	—	—	—
Investment gains (losses), net	—	(7)	—	—	(4)	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	(3,689)	—	—
Policyholders’ benefits	—	—	—	—	—	(252)

Subtotal	—	2	—	(3,689)	(4)	(252)

Other comprehensive income (loss)	—	1	—	—	(1)	—
Purchases	—	2	—	183	1	59
Issues	—	—	—	—	—	—
Sales	—	(3)	—	(30)	(2)	—
Settlements	—	—	—	—	(1)	—
Transfers into Level 3(2)	—	—	—	—	3	—
Transfers out of Level 3(2)	—	(19)	—	—	—	—

Balance, September 30, 2013	$15	$60	$—	$7,508	$220	$72

Balance, January 1, 2012	$14	$77	$(2)	$10,547	$215	$291
Total gains (losses), realized and unrealized, included in:
Earnings (loss) as:
Net investment income (loss)	—	—	—	—	—	—
Investment gains (losses), net	—	—	—	—	9	—
Increase (decrease) in the fair value of the reinsurance contracts	—	—	—	542	—	—
Policyholders’ benefits	—	—	—	—	—	(40)

Subtotal	—	—	—	542	9	(40)

Other comprehensive income (loss)	1	(19)	—	—	—	—
Purchases	—	—	—	182	8	36
Issues	—	—	—	—	—	—
Sales	—	—	—	(46)	(2)	—
Settlements	—	—	—	—	(2)	—
Transfers into Level 3(2)	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	2	—	—	—

Balance, September 30, 2012	$15	$58	$—	$11,225	$228	$287

(1)	Includes Trading securities’ Level 3 amount.
(2)	Transfers into/out of Level 3 classification are reflected at beginning-of-period fair values.

The table below details changes in unrealized gains (losses) for the third quarter and first nine months of 2013 and 2012 by category for Level 3 assets and liabilities still held at September 30, 2013 and 2012, respectively:

	Earnings (Loss)
	Net Investment Income (Loss)	Investment Gains (Losses), Net	Increase (Decrease) in the Fair Value of the Reinsurance Contract Asset	OCI	Policy- holders’ Benefits
	(In Millions)
Level 3 Instruments
Third Quarter 2013
Held at September 30, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$1	$—
State and political subdivisions	—	—	—	(1)	—
Foreign governments	—	—	—	2	—
Commercial mortgage-backed	—	—	—	27	—
Asset-backed	—	—	—	1	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$30	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(1,199)	—	—
Separate Accounts’ assets	—	1	—	—	—
GWBL and other features’ liability	—	—	—	—	58

Total	$—	$1	$(1,199)	$30	$58

Level 3 Instruments
Third Quarter 2012
Held at September 30, 2012:
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
	(In Millions)
Level 3 Instruments
First Nine Months of 2013
Held at September 30, 2013:
Change in unrealized gains (losses):
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$2	$—
Commercial mortgage-backed	—	—	—	(29)	—
Asset-backed	—	—	—	2	—
State and Political Subs	—	—	—	(2)	—
Other fixed maturities, available-for-sale	—	—	—	—	—

Subtotal	$—	$—	$—	$(27)	$—

Other equity investments	—	—	—	—	—
GMIB reinsurance contracts	—	—	(3,536)	—	—
Separate Accounts’ assets	—	(4)	—	—	—
GWBL and other features’ liability	—	—	—	—	193

Total	$—	$(4)	$(3,536)	$(27)	$193

Level 3 Instruments
First Nine Months of 2012
Held at September 30, 2012:
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

The following tables disclose quantitative information about Level 3 fair value measurements by category for assets and liabilities as of September 30, 2013 and December 31, 2012, respectively.

Quantitative Information about Level 3 Fair Value Measurements

September 30, 2013

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
	(In Millions)
Assets:
Investments:
Fixed maturities, available-for-sale:
Corporate	$69	Matrix pricing model	Spread over the industry-specific benchmark yield curve	125 bps - 550 bps

Residential mortgage-backed	1	Matrix pricing model	Spread over U.S. Treasury curve	45 bps

Asset-backed	7	Matrix pricing model	Spread over U.S. Treasury curve	30 bps - 687 bps

Other equity investments	25	Market comparable companies	Revenue multiple	0.7x - 55.8x
			R&D multiple	1.1x - 27.1x
			Discount rate	18.0%
			Discount years	1.3
			Discount for lack of marketability
			and risk factors	50% - 60%

Separate Accounts’ assets	200	Third party appraisal	Capitalization rate	5.4%
			Exit capitalization rate	6.4%
			Discount rate	7.5%
	13	Discounted cash flow	Spread over U.S. Treasury curve	266 bps - 365 bps
			Inflation rate	2.0% - 3.0%
			Discount factor	1.0% - 5.7%

GMIB reinsurance contracts	7,508	Discounted Cash flow	Lapse Rates	1.5% - 8.0%
			Withdrawal Rates	0.2% - 8.0%
			GMIB Utilization Rates	0.0% - 15.0%
			Non-performance risk	9 bps - 34 bps
			Volatility rates - Equity	21.0% - 34.0%

Liabilities:
GMWB/GWBL(1)	$72	Discounted Cash flow	Lapse Rates	1.0% - 8.0%
			Withdrawal Rates	0.0% - 7.0%
			Volatility rates - Equity	21.0% - 34.0%

(1)	Excludes GMAB and GIB liabilities.

Quantitative Information about Level 3 Fair Value Measurements

December 31, 2012

	Fair Value	Valuation Technique	Significant Unobservable Input	Range
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

Excluded from the tables above at September 30, 2013 and December 31, 2012, are approximately $1,078 million and $516 million, respectively, Level 3 fair value measurements of investments for which the underlying quantitative inputs are not developed by the Company and are not reasonably available. The fair value measurements of these Level 3 investments comprise approximately 77.4% and 29.3% of total assets classified as Level 3 at September 30, 2013 and December 31, 2012, respectively, and represent only 0.8% and 0.4% of total assets measured at fair value on a recurring basis. These investments primarily consist of certain privately placed debt securities with limited trading activity, including commercial mortgage-, residential mortgage- and asset-backed instruments, and their fair values generally reflect unadjusted prices obtained from independent valuation service providers and indicative, non-binding quotes obtained from third-party broker-dealers recognized as market participants. Significant increases or decreases in the fair value amounts received from these pricing sources may result in the Company’s reporting significantly higher or lower fair value measurements for these Level 3 investments.

Included in the tables above at September 30, 2013 and December 31, 2012, respectively, are approximately $69 million and $94 million fair value of privately placed, available-for-sale corporate debt securities classified as Level 3 that is determined by application of a matrix pricing model, representing approximately 27.2% and 26.5% of the total fair value of Level 3 securities in the corporate fixed maturities asset class. The significant unobservable input to the matrix pricing model is the spread over the industry-specific benchmark yield curve. Generally, an increase or decrease in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

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

Residential mortgage-backed securities classified as Level 3 primarily consist of non-agency paper with low trading activity. Included in the tables above at September 30, 2013 and December 31, 2012, are approximately 20.0% and 11.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Generally, a change in spreads would lead to directionally inverse movement in the fair value measurements of these securities.

Asset-backed securities classified as Level 3 primarily consist of non-agency mortgage loan trust certificates, including subprime and Alt-A paper, credit tenant loans, and equipment financings. Included in the tables above at September 30, 2013 and December 31, 2012, are approximately 7.9% and 7.1%, respectively, of the total fair value of these Level 3 securities that is determined by application of a matrix pricing model and for which the spread over the U.S. Treasury curve is the most significant unobservable input to the pricing result. Significant increases (decreases) in spreads would result in significantly lower (higher) fair value measurements.

Other equity investments classified as Level 3 primarily consist of private venture capital fund investments of AllianceBernstein for which fair values are adjusted to reflect expected exit values as evidenced by financing and sale transactions with third parties or when consideration of other factors, such as current company performance and market conditions, is determined by management to require valuation adjustment. Significant increase (decrease) in isolation in the underlying enterprise value to revenue multiple and enterprise value to R&D investment multiple, if applicable, would result in significantly higher (lower) fair value measurement. Significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement. Significant increase (decrease) in isolation in the discount factor ascribed for lack of marketability and various risk factors would result in significantly lower (higher) fair value measurement. Changes in the discount factor generally are not correlated to changes in the value multiples. Also classified as Level 3 at September 30, 2013 and December 31, 2012, respectively, are approximately $30 million and $30 million private venture capital fund-of-fund investments of AllianceBernstein for which fair value is estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed. As of September 30, 2013 and December 31, 2012, AllianceBernstein’s aggregate unfunded commitments to these investments were approximately $11 million and $12 million, respectively.

Separate Accounts’ assets classified as Level 3 at September 30, 2013 and December 31, 2012, primarily consist of private equity investments with fair value of approximately $204 million and $198 million, respectively, including approximately $200 million and $194 million fair value investment in a private real estate fund, as well as mortgage loans with fair value of approximately $9 million and $18 million. Third party appraisal is used to measure the fair value of the private real estate investment fund, including consideration of observable replacement cost and sales comparisons for the underlying commercial properties, as well as the results from applying a discounted cash flow approach. Significant increase (decrease) in isolation in the capitalization rate and exit capitalization rate assumptions used in the discounted cash flow approach to appraisal value would result in a higher (lower) measure of fair value. A discounted cash flow approach also is applied to determine the approximately $4 million and $4 million fair value of the other private equity investment and for which the significant unobservable assumptions are an inflation rate formula and a discount factor that takes into account various risks, including the illiquid nature of the investment at September 30, 2013 and December 31, 2012, respectively. A significant increase (decrease) in the inflation rate would have directionally inverse effect on the fair value of the security. With respect to the fair value measurement of mortgage loans, a significant increase (decrease) in the assumed spread over U.S. Treasuries would produce a lower (higher) fair value measurement. Changes in the discount rate or factor used in the valuation techniques to determine the fair values of these private equity investments and mortgage loans generally are not correlated to changes in the other significant unobservable inputs. Significant increase (decrease) in isolation in the discount rate or factor would result in significantly lower (higher) fair value measurements. The remaining Separate Accounts’ investments classified as Level 3 at September 30, 2013 and December 31, 2012 consist of mortgage- and asset-backed securities with fair values of approximately $4 million, $4 million, $4 million and $4 million, respectively, and for which those measurements are determined using substantially the same valuation techniques as earlier described above for the Company’s General Account investments in these securities.

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

The carrying values and fair values at September 30, 2013 and December 31, 2012 for financial instruments not otherwise disclosed in Note 3 are presented in the table below. Certain financial instruments are exempt from the requirements for fair value disclosure, such as insurance liabilities other than financial guarantees and investment contracts and pension and other postretirement obligations.

	September 30, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,581	$—	$—	$5,667	$5,667
Other limited partnership interests	1,633	—	—	1,633	1,633
Loans to affiliates	1,091	—	799	400	1,199
Policyholders’ account balances: Investment contracts	2,454	—	—	2,534	2,534
Long-term debt	200	—	227	—	227
Loans from affiliates	825	—	968	—	968

	December 31, 2012
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Millions)

Consolidated:
Mortgage loans on real estate	$5,059	$—	$—	$5,249	$5,249
Other limited partnership interests	1,514	—	—	1,514	1,514
Loans to affiliates	1,037	—	784	402	1,186
Policyholders’ account balances: Investment contracts	2,494	—	—	2,682	2,682
Long-term debt	200	—	236	—	236
Loans from affiliates	1,325	—	1,676	—	1,676

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

In the first nine months of 2013, no cash contributions were made by AXA Equitable to its qualified pension plan. Based on the funded status of AXA Equitable’s plan at September 30, 2013, no contribution will be made in 2013. In the first nine months of 2013, AllianceBernstein made a $4 million cash contribution to its qualified pension plan.

In third quarter 2013, AXA Equitable announced that benefit accruals under its defined benefit pension plan will be discontinued as of December 31, 2013. This plan curtailment resulted in a decrease in the Projected Benefit Obligation (“PBO”) of approximately $29 million, which was offset against existing deferred losses in AOCI, and recognition of a $3 million curtailment loss from accelerated recognition of existing prior service costs accumulated in OCI. In addition, AXA Equitable remeasured the underfunded status of the plan at September 30, 2013, including adjustment of the discount rate assumption from 3.5% to 4.5% reflecting current markets, and recognized a $215 million reduction in the net pension liability, with a corresponding increase in

OCI of $140 million, net of income taxes of $75 million. In addition, AXA Equitable announced that it will begin providing a company contribution to the AXA Equitable 401(k) Plan as of January 1, 2014. AXA Equitable will also provide a new company contribution for eligible earnings over the qualified plan limits under a nonqualified deferred compensation plan.

Components of certain benefit costs for the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Millions)

Net Periodic Pension Expense:
(Qualified Plans)
Service cost	$9	$8	$31	$30
Interest cost	23	28	70	81
Expected return on assets	(39)	(40)	(116)	(109)
Net amortization	42	41	124	123
Actuarial (gain) loss	—	—	1	—
Curtailment (gain) loss	3	—	3	—

Net Periodic Pension Expense	$38	$37	$113	$125

8)	SHARE-BASED COMPENSATION PROGRAMS

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

For the third quarter and first nine months of 2013 and 2012, respectively, the Company recognized compensation costs of $14 million, $35 million, $14 million and $30 million for share-based payment arrangements as further described herein.

On March 22, 2013, under the terms of the 2013 AXA International Performance Share Plan, AXA awarded approximately 2.2 million unearned performance shares to employees of AXA Financial and its subsidiaries. The extent to which 2013-2014 cumulative performance targets measuring the performance of AXA and the insurance related businesses of AXA Financial Group are achieved will determine the number of performance shares earned, which may vary in linear formula between 0% and 130% of the number of performance shares at stake. The performance shares earned during this performance period will vest and be settled on the third anniversary of the award date. The plan will settle in shares to all participants. In the third quarter and first nine months of 2013, the Company recognized expenses associated with the March 22, 2013 grant of performance shares of approximately $2 million and $10 million, respectively.

On March 22, 2013, approximately 457,317 options to purchase AXA ordinary shares were granted to employees of AXA Financial and its subsidiaries under the terms of the Stock Option Plan at an exercise price of 13.81 euros. All of those options have a four-year graded vesting schedule, with one-third vesting on each of the second, third, and fourth anniversaries of the grant date. Approximately 246,000 of the total options awarded on March 22, 2013 are further subject to conditional vesting terms that require the AXA ordinary share price to outperform the Euro Stoxx Insurance Index over a specified period. All of the options granted on March 22, 2013 have a ten-year term. The weighted average grant date fair value per option award was estimated at $1.78 using a Black-Scholes options pricing model with modification to measure the value of the conditional vesting feature. Key assumptions used in the valuation included expected volatility of 31.27%, a weighted average expected term of 7.7 years, an expected dividend yield of 7.52% and a risk-free interest rate of 1.34%. The total fair value of these options (net of expected forfeitures) of $814,431 is charged to expense over the shorter of the vesting term or the period up to the date at which the participant becomes retirement eligible. In the third quarter and first nine months of 2013, the Company recognized expenses (credits) associated with the March 22, 2013 grant of options of $28,422 and $326,126 respectively.

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

On March 16, 2012, under the terms of the AXA Miles Program 2012, AXA granted 50 AXA Miles to every employee and eligible financial professional of AXA Group for the purpose of enhancing long-term employee-shareholder engagement. Each AXA Mile represents a phantom share of AXA stock that will convert to an actual AXA ordinary share at the end of a four-year vesting period provided the employee or financial professional remains in the employ of the company or has retired from service. Half of each AXA Miles grant, or 25 AXA Miles, were subject to an additional vesting condition that required improvement in at least one of two AXA performance metrics in 2012 as compared to 2011 and was confirmed to have been achieved. The total fair value of these AXA Miles awards of approximately $6 million, net of expected forfeitures, is charged to expense over the shorter of the service vesting term or the period up to the date at which the participant becomes retirement eligible. In the third quarter and first nine months of 2013, the Company recognized expenses associated with the March 16, 2012 grant of AXA Miles of $65,811 and $197,433, respectively.

In 2013, eligible employees of participating AXA Financial subsidiaries were offered the opportunity to purchase newly issued AXA stock, subject to plan limits, under the terms of AXA Shareplan 2013. Eligible employees could have reserved a share purchase during the reservation period from September 2, 2013 through September 17, 2013 and could have canceled their reservation or elected to make a purchase for the first time during the retraction/subscription period from October 28, 2013 through October 31, 2013. The U.S. dollar purchase price was determined by applying the U.S. dollar/Euro forward exchange rate on October 24, 2013 to the discounted formula subscription price in Euros. “Investment Option A” permitted participants to purchase AXA ordinary shares at a 20% formula discounted price of $19.85 per share. “Investment Option B” permitted participants to purchase AXA ordinary shares at a 12.95% formula discounted price of $21.59 per share on a leveraged basis with a guaranteed return of initial investment plus a portion of any appreciation in the undiscounted value of the total shares purchased. For purposes of determining the amount of any appreciation, the AXA ordinary share price will be measured over a fifty-two week period preceding the scheduled end date of AXA Shareplan 2013 which is July 1, 2018. All subscriptions became binding and irrevocable on October 31, 2013.

AllianceBernstein Long-term Incentive Compensation Plans. During the third quarter and first nine months of 2013, AllianceBernstein purchased 0.8 million and 2.1 million Holding units for $16 million and $43 million, respectively. These amounts reflect open-market purchases of 0.8 million and 1.9 million Holding units for $15 million and $39 million, respectively, with the remainder relating to purchases of Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding units purchased by employees as part of a distribution reinvestment election.

AllianceBernstein granted to employees and Eligible Directors 6.9 million restricted Holding awards (including 6.5 million restricted Holding units granted in January 2013 for 2012 year-end awards) during the first nine months of 2013. To fund these awards, AllianceBernstein allocated previously repurchased Holding units that had been held in the consolidated rabbi trust. In January 2013, 6.5 million restricted Holding units held in the consolidated rabbi trust, valued at $129 million, were awarded for the 2012 awards.

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

9)	INCOME TAXES

Income taxes for the interim periods ended September 30, 2013 and 2012 have been computed using an estimated annual effective tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective tax rate.

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

AXA Equitable reimburses AXA Financial for expenses relating to the Excess Retirement Plan, Supplemental Executive Retirement Plan and certain other employee benefit plans that provide participants with medical, life insurance, and deferred compensation benefits. Such reimbursement was based on the cost to AXA Financial of the benefits provided which totaled $4 million, $27 million, $10 million and $34 million, respectively, for the third quarter and first nine months of 2013 and 2012.

AXA Equitable paid $149 million, $457 million, $151 million and $517 million, respectively, of commissions and fees to AXA Distribution and its subsidiaries for sales of insurance products for the third quarter and first nine months of 2013 and 2012. AXA Equitable charged AXA Distribution’s subsidiaries $66 million, $207 million, $89 million and $296 million, respectively, for their applicable share of operating expenses for the third quarter and first nine months of 2013 and 2012, pursuant to the Agreements for Services.

At September 30, 2013 and December 31, 2012, the Company’s GMIB reinsurance asset with AXA RE Arizona Company (formerly AXA Bermuda, which during second quarter 2012, redomesticated from Bermuda to Arizona and changed its name to AXA RE Arizona Company) (“AXA Arizona”) had carrying values of $6,031 million and $8,888 million, respectively, and is reported in Guaranteed minimum income benefit reinsurance contract asset, at fair value in the consolidated balance sheets. Ceded premiums to AXA Arizona in the third quarter and first nine months of 2013 and 2012 related to the UL and no lapse guarantee riders totaled approximately $122 million, $360 million, $120 million and $357 million, respectively. Ceded claims paid in the third quarter and first nine months of 2013 and 2012 were $22 million, $57 million, $16 million and $51 million, respectively.

In third quarter 2013, AXA Equitable purchased, at fair value, MONY Life Insurance Company’s (“MONY Life”) equity interest in limited partnerships for $53 million and MONY Life’s CMBS portfolio for $31 million. Also in third quarter 2013, AXA Equitable purchased, at fair value, AXA Arizona’s $50 million note receivable from AXA for $56 million. This note pays interest semi-annually at an interest rate of 5.4% and matures on December 15, 2020.

12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI represents cumulative gains (losses) on items that are not reflected in earnings (loss). The balances as of September 30, 2013 and 2012 follow:

	September 30,
	2013	2012
	(In Millions)

Unrealized gains (losses) on investments	$246	$1,462
Defined benefit pension plans	(813)	(1,162)

Total accumulated other comprehensive income (loss)	(567)	300

Less: Accumulated other comprehensive (income) loss attributable to noncontrolling interest	25	9

Accumulated Other Comprehensive Income (Loss) Attributable to AXA Equitable	$(542)	$309

The components of OCI, net-of-taxes for the third quarter and first nine months of 2013 and 2012 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Net unrealized gains (losses) on investments:
Net unrealized gains (losses) arising during the period	$(250)	$509	$(2,101)	$1,111
(Gains) losses reclassified into net earnings (loss) during the period(1)	(12)	11	20	67

Net unrealized gains (losses) on investments	(262)	520	(2,081)	1,178
Adjustments for policyholders’ liabilities, DAC, deferred income taxes and insurance liability loss recognition	133	(262)	975	(488)

Change in unrealized gains (losses), net of adjustments	(129)	258	(1,106)	690

Change in defined benefit plans:
Net gain (loss) arising during the period	159	(28)	159	(80)
Less: reclassification adjustments to net earnings (loss) for:(2)
Amortization of net actuarial (gains) losses included in net periodic cost	29	—	84	—

Change in defined benefit plans(3)	188	(28)	243	(80)

Total other comprehensive income (loss), net of income taxes	59	230	(863)	610
Less: Other comprehensive (income) loss attributable to noncontrolling interest	(5)	(5)	4	(4)

Other Comprehensive Income (Loss) Attributable to AXA Equitable	$54	$225	$(859)	$606

(1)	See “Reclassification adjustments” in Note 3.
(2)	These AOCI components are included in the computation of net periodic costs (see Note 7).
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

As part of AXA Equitable’s on-going efforts to reduce costs and operate more efficiently, from time to time, management has approved and initiated plans to reduce headcount and relocate certain operations. In the third quarter and first nine months of 2013 and 2012, respectively, AXA Equitable recorded a $8 million, $82 million, $1 million and $14 million pre-tax charge related to severance and lease costs. The amounts recorded in the first nine months of 2013 included a pre-tax charge of $52 million related to the reduction in office space in the Company’s 1290 Avenue of the Americas, New York, NY headquarters.

As a result of AllianceBernstein’s ongoing efforts to operate more efficiently, in the third quarter and first nine months of 2013 and 2012, respectively, AllianceBernstein recorded a $0 million, $4 million, $2 million and $17 million pre-tax charge related to severance costs. During the third quarter and first nine months of 2013 and 2012, AllianceBernstein recorded $25 million, $27 million, $168 million and $184 million, respectively, of pre-tax real estate charges related to a global office space consolidation plan. Included in the third quarter 2013 real estate charge was a charge of $16 million related to additional sublease losses resulting from the extension of sublease marketing periods. AllianceBernstein may record charges for additional changes in estimates during the last three months of this year as the assumed marketing periods on floors written-off during 2012 will end. AllianceBernstein will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary.

14)	SEGMENT INFORMATION

The following tables reconcile segment revenues and earnings (loss) from continuing operations before income taxes to total revenues and earnings (loss) as reported on the consolidated statements of earnings (loss) and segment assets to total assets on the consolidated balance sheets, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Segment revenues:
Insurance	$137	$1,026	$(371)	$5,235
Investment Management(1)	703	707	2,150	2,033
Consolidation/elimination	(6)	(5)	(16)	(17)

Total Revenues	$834	$1,728	$1,763	$7,251

(1)

Intersegment investment advisory and other fees of approximately $18 million, $50 million, $17 million and $46 million for the third quarter and first nine months of 2013 and 2012, respectively, are included in total revenues of the Investment Management segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Segment earnings (loss) from continuing operations, before income taxes:
Insurance	$(1,480)	$(519)	$(4,814)	$563
Investment Management(2)	106	(60)	368	119
Consolidation/elimination	—	1	(1)	—

Total Earnings (Loss) from Continuing Operations, before income taxes	$(1,374)	$(578)	$(4,447)	$682

(2)	Net of interest expense incurred on securities borrowed.

	September 30, 2013	December 31, 2012
	(In Millions)

Segment assets:
Insurance	$168,793	$164,201
Investment Management	11,648	12,647
Consolidation/elimination	(5)	(5)

Total Assets	$180,436	$176,843

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

BACKGROUND

Established in 1859, AXA Equitable is among the oldest and largest life insurance companies in the United States. As part of a diversified financial services organization, AXA Equitable offers a broad spectrum of insurance and investment management products and services. Together with its affiliates, including AllianceBernstein, AXA Equitable is a leading asset manager, with total assets under management of approximately $533.2 billion at September 30, 2013, of which approximately $445.2 billion were managed by AllianceBernstein. AXA Equitable is an indirect wholly owned subsidiary of AXA Financial, which is itself an indirect wholly owned subsidiary of AXA S.A. (“AXA”), a French holding company for an international group of insurance and related financial services companies.

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

CURRENT MARKET CONDITIONS AND OVERVIEW

The Company’s business and consolidated results of operations are materially affected by conditions in the global capital markets and the economy, generally. During the first nine months of 2013, increases in interest rates and higher equity markets impacted the Company’s consolidated results of operations. The $2.9 billion consolidated net loss of the Company and the $3.0 billion consolidated net loss of the Insurance segment in the first nine months of 2013 were largely due to the market driven decreases in fair values of derivative instruments and GMIB reinsurance contract asset used to hedge the variable annuity products with Guaranteed Minimum Death Benefit (“GMDB”), Guaranteed Minimum Income Benefit (“GMIB”) and Guaranteed Withdrawal Benefit for Life (“GWBL”) features (collectively, the “VA Guarantee Features”). Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), reserves for GMDB and GMIB features do not fully and immediately reflect the impact of equity and interest market fluctuations. If the reserves were calculated on a basis that would fully and immediately reflect the impact of equity and interest market fluctuations, U.S. GAAP earnings would be significantly higher than those being reported. For additional information, see “Accounting For Variable Annuity Guarantee Features” below.

In the third quarter and first nine months of 2013, life insurance and annuities first year premiums and deposits by the Company increased by $366 million, or 21.3% and $777 million, or 15.5% from the comparable 2012 periods, primarily due to increased sales of annuity products in the wholesale channel, which were partially offset by lower sales of life insurance products in the wholesale channel.

The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in third quarter 2013, the Company initiated a program to purchase from certain policyholders the GMDB and GMIB riders contained in their Accumulator® contracts. The Company believes that this program is mutually beneficial to both the Company and policyholders who no longer need or want the GMDB and GMIB rider. If a policyholder accepts this offer, the policyholder benefits because they would receive an increase in their contract’s account value and the guaranteed benefit charges would cease. The Company would gain a financial benefit because past market conditions and the ongoing low interest rate environment make continuing to provide these guaranteed benefits costly to the Company. As a result of this program, the Company is expecting a change in the short term behavior of policyholders, as some will accept this new offer, and those who do not accept will be less likely to lapse their contract over the short term. The expected change in short term behavior reduces the fair value of the reinsurance asset and increases the U.S. GAAP gross reserve. Due to the accounting mismatch between the fair value of the reinsurance contract asset and the U.S. GAAP gross reserves the net impact is an after tax loss of $163 million, which was recognized in third quarter 2013. For additional information, see “Accounting for VA Guarantee Features” below.

The Company also continues to make progress in its on-going efforts to reduce costs, manage expenses and operate more efficiently. As a result of AXA Equitable’s comprehensive study of its real estate footprint and related lease obligations, AXA Equitable has significantly reduced its occupancy in its 1290 Avenue of the Americas, New York, NY headquarters. In the first nine month of 2013, AXA Equitable recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space and the AXA Equitable’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space. In 2014, AXA Equitable is expected to record an estimated non-cash pre-tax charge of approximately $31 million related to additional space to be vacated. In the first nine months of 2013, AllianceBernstein recorded real estate charges of $27 million of which $16 million resulted from a change in estimates related to previously recorded real estate charges. AllianceBernstein may record charges for additional changes in estimates during the last three months of this year as the assumed marketing periods on floors written-off during 2012 will end. AllianceBernstein will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary.

At AllianceBernstein, total assets under management (“AUM”) as of September 30, 2013 were $445.2 billion, an increase of $15.2 billion, or 3.53%, compared to December 31, 2012, and up $26.3 billion, or 6.29%, compared to September 30, 2012. During the first nine months of 2013, AUM increased as a result of market appreciation of $23.3 billion and net inflows of $3.0 billion. During the twelve month period ended September 30, 2013, AUM increased as a result of market appreciation of $17.2 billion and net outflows of $2.0 billion.

ACCOUNTING FOR VA GUARANTEE FEATURES

In recent years, variable annuity products with VA Guarantee Features have been the predominant products issued by the Company. These products account for over half of the Company’s Separate Accounts assets and have been a significant driver of its results. Because the future claims exposure on these products is sensitive to movements in the equity markets and interest rates, the Company has in place various hedging and reinsurance programs that are designed to mitigate the economic risks of movements in the equity markets and interest rates. Due to the accounting treatment under U.S. GAAP, certain of these hedging and reinsurance programs contribute to earnings volatility. These programs generally include, among others, the following:

•

Hedging programs. Hedging programs are used to mitigate certain risks associated with the VA Guarantee Features. These programs utilize various derivative instruments that are managed in an effort to reduce the economic impact of unfavorable changes in VA Guarantee Features’ exposures attributable to movements in the equity markets and interest rates. Although these programs are designed to provide a measure of economic protection against the impact adverse market conditions may have with respect to VA Guarantee Features, they do not qualify for hedge accounting treatment under U.S. GAAP, meaning that changes in the value of the derivatives will be recognized in the period in which they occur while offsetting changes in reserves will be recognized over time, which will contribute to earnings volatility as in third quarter and first nine months of 2013, respectively, when the Company recognized approximately $662 million and $2.2 billion of losses on free standing derivatives and $1.2 billion and $3.5 billion of losses on the change in fair value of the GMIB reinsurance contract asset which were not substantially offset by an $14 million and $177 million decrease in reserves for the VA Guarantee Features.

•

GMIB reinsurance contracts. GMIB reinsurance contracts are used to cede to affiliated and non-affiliated reinsurers a portion of the exposure on variable annuity products that offer the GMIB feature. Additionally, under U.S. GAAP, the GMIB reinsurance contracts are accounted for as derivatives and are reported at fair value. Gross reserves for GMIB as noted above, on the other hand, are calculated under U.S. GAAP on the basis of assumptions related to projected benefits and related contract charges over the lives of the contracts and therefore will not immediately reflect the offsetting impact on future claims exposure resulting from the same capital market and/or interest rate fluctuations that cause gains or losses on the fair value of the GMIB reinsurance contracts. Because the changes in the fair value of the GMIB reinsurance contracts are recorded in the period in which they occur while offsetting changes in gross reserves for GMIB will be recognized over time, earnings will tend to be more volatile as in the first nine months of 2013, particularly during periods in which equity markets and/or interest rates change significantly.

As referred to in the preceding paragraphs, higher interest rates and higher equity markets in the first nine months and third quarter of 2013 and higher equity markets and relatively flat interest rates in the third quarter of 2012 contributed to earnings volatility. The table below shows, for the third quarter and first nine months of 2013 and 2012 and the year ended December 31, 2012, the impact on Earnings (Loss) from continuing operations before income taxes of the items discussed above (prior to the impact of Amortization of deferred acquisition costs):

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2012
	2013	2012	2013	2012
	(In Millions)

Income (loss) on free-standing derivatives(1)	$(662)	$(425)	$(2,188)	$(566)	$(851)
Increase (decrease) in fair value of GMIB reinsurance contracts(2)	(1,199)	(156)	(3,536)	678	497
(Increase) decrease in GMDB, GMIB and GWBL reserves, net of related GMDB reinsurance(3)	14	(101)	177	(377)	(472)

Total	$(1,847)	$(682)	$(5,547)	$(265)	$(826)

(1)	Reported in Net investment income (loss) in the consolidated statements of earnings (loss)
(2)	Reported in Increase (decrease) in fair value of reinsurance contracts in the consolidated statements of earnings (loss)
(3)	Reported in Policyholders’ benefits in the consolidated statements of earnings (loss)

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

The Company receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.6 billion at September 30, 2013) and/or letters of credit ($2.8 billion at September 30, 2013). AXA Arizona is required to hold a combination of assets in the trust and/or letters of credit so that the Company can take credit for the reinsurance.

For further information regarding this transaction, see “Item 1A-Risk Factors” included in the 2012 Form 10-K.

2013 Assumption Changes and Refinements. In third quarter 2013, mortality assumptions were updated for variable and interest sensitive life products based on emerging experience, resulting in increased Policyholders’ benefits (reserves) and DAC amortization partially offset by an increase in Universal life and investment-type product policy fee income. The after DAC and after tax impact of these changes in assumptions were an increase to Net loss of $48 million. In second quarter 2013, the Company refined the projection of future interest rates used to value GMIB claims at the time of GMIB election which decreases expected future claim costs and the fair value of the GMIB reinsurance contract asset. In the first nine months of 2013, the after DAC and after tax impacts of these updated assumptions and refinements decreased the Net loss by approximately $129 million.

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

CONSOLIDATED RESULTS OF OPERATIONS

AXA Equitable

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Universal life and investment-type product policy fee income	$943	$848	$2,693	$2,497
Premiums	112	123	366	382
Net investment income (loss):
Investment income (loss) from derivative instruments	(574)	(543)	(2,220)	(585)
Other investment income (loss)	567	561	1,661	1,739

Total net investment income (loss)	(7)	18	(559)	1,154

Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(13)	(64)	(66)
Portion of loss recognized in other comprehensive income	—	—	15	1

Net impairment losses recognized	—	(13)	(49)	(65)
Other investment gains (losses), net	12	(16)	11	(25)

Total investment gains (losses), net	12	(29)	(38)	(90)

Commissions, fees and other income	973	924	2,837	2,630
Increase (decrease) in the fair value of the reinsurance contract asset	(1,199)	(156)	(3,536)	678

Total revenues	834	1,728	1,763	7,251

Policyholders’ benefits	511	639	1,478	2,026
Interest credited to policyholders’ account balances	365	316	997	882
Compensation and benefits	415	413	1,287	1,233
Commissions	285	291	858	942
Distribution related payments	101	95	322	261
Amortization of deferred sales commission	11	11	32	29
Interest expense	18	27	71	81
Amortization of deferred policy acquisition costs	283	110	442	438
Capitalization of deferred policy acquisition costs	(163)	(161)	(484)	(536)
Rent expense	40	37	125	154
Amortization of other intangible assets	6	6	18	18
Other operating costs and expenses	336	522	1,064	1,041

Total benefits and other deductions	2,208	2,306	6,210	6,569

Earnings (loss) from continuing operations before income taxes	(1,374)	(578)	(4,447)	682
Income tax (expense) benefit	560	307	1,731	(58)

Net earnings (loss)	(814)	(271)	(2,716)	624
Less: net (earnings) loss attributable to the noncontrolling interest	(64)	30	(217)	(79)

Net Earnings (Loss) Attributable to AXA Equitable	$(878)	$(241)	$(2,933)	$545

The consolidated earnings (loss) narrative that follows discusses the results for the third quarter and nine months ended September 30, 2013 compared to the comparable 2012 period’s results. For additional information, see “Accounting for VA Guarantee Features” at page 65.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net loss attributable to the Company in third quarter 2013 was $878 million, an increase of $637 million from the $241 million of net loss attributable to the Company for third quarter 2012. The increase is primarily attributable to a significantly higher decrease in the fair value of reinsurance contract asset, higher DAC amortization and higher investment losses from derivative instruments partially offset by a decrease in reserves, lower other operating costs and expenses (including AllianceBernstein’s real estate charges) and a higher tax benefit reported.

Net earnings attributable to the noncontrolling interest was $64 million in third quarter 2013 as compared to a net loss of $30 million for third quarter 2012. The increase was principally due to earnings from AllianceBernstein in third quarter 2013 compared to losses in third quarter 2012.

Net losses inclusive of earnings (losses) attributable to noncontrolling interest was $814 million in third quarter 2013, an increase of $543 million from the $271 million net losses reported for third quarter 2012. The Insurance segment’s net losses in third quarter 2013 was $902 million, an increase of $670 million from $232 million net losses in third quarter 2012, while the net earnings for the Investment Management segment totaled $88 million, a $128 million increase from the $40 million in net losses in third quarter 2012.

Income tax benefit in third quarter 2013 was $560 million compared to $307 million in third quarter 2012. The income tax benefit in third quarter 2013 and 2012 was primarily due to the pre-tax losses in the Insurance segment. Income taxes for third quarter 2013 and 2012 were computed using an annual effective tax rate. In third quarter 2013 and 2012, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are now permanently invested outside of the United States. In third quarter 2012, income tax expense was reduced by $14 million and $6 million in the Insurance and Investment Management segments, respectively. The reductions were due to releases of liabilities for interest, state income taxes and deferred taxes on foreign earnings.

Losses from continuing operations before income taxes were $1.4 billion in third quarter 2013, an increase of $796 million from the $578 million in pre-tax losses reported in third quarter 2012. The Insurance segment’s loss from continuing operations totaled $1.5 billion in third quarter 2013, $961 million higher than third quarter 2012’s losses of $519 million; the higher pre-tax losses in third quarter 2013 as compared to third quarter 2012 were primarily due to a significantly higher decrease in the fair value of the reinsurance contract asset, higher DAC amortization, higher interest credited to policyholders’ account balances and higher investment losses from derivative instruments partially offset by lower policyholders’ benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves in third quarter 2013 as compared to an increase in third quarter 2012) and higher universal life and investment-type product policy fee income. The Investment Management segment’s earnings from continuing operations were $106 million in third quarter 2013, an increase of $166 million from losses of $60 million in third quarter 2012, principally due to lower real estate charges, higher distribution revenues and higher Bernstein research services fees partially offset by lower investment income and lower investment advisory and service fees.

Total revenues were $834 million in third quarter 2013, a decrease of $894 million from $1.7 billion reported in third quarter 2012. The Insurance segment reported an $889 million decrease in its revenues and the Investment Management segment had a $4 million decrease. The decrease of Insurance segment revenues to $137 million in third quarter 2013 from the $1.0 billion in third quarter 2012 was principally due to a decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $1.2 billion as compared to the $156 million decrease in third quarter 2012 and $561 million of investment loss from derivatives as compared to $529 million in third quarter 2012 partially offset by $95 million higher universal life and investment-type product policy fee income. The decrease in Investment Management segment’s revenues to $703 million in third quarter 2013 as compared to $707 million in third quarter 2012 was primarily due to decreases of $18 million in net investment income and $16 million in investment advisory and services fees partially offset by $16 million lower investment losses and $7 million increases for both distribution revenues and Bernstein research services fees.

Total benefits and expenses were $2.2 billion in third quarter 2013, a decrease of $98 million from the $2.3 billion total for third quarter 2012. The Insurance segment’s total benefits and expenses were $1.6 billion, an increase of $72 million from the third quarter 2012 total of $1.5 billion. The Investment Management segment’s total expenses for third quarter 2013 were $597 million, $170 million lower than the $767 million in expenses in third quarter 2012. The Insurance segment’s increase was principally due to higher DAC amortization ($283 million in third quarter 2013 as compared to $110 million in third quarter 2012) and $49 million higher interest credited to policyholders’ account balances partially offset by a $128 million decrease in policyholders’ benefits, $9 million lower interest expense and an $8 million decrease in other operating costs and expenses. The decrease in expenses for the Investment Management segment was principally due to $143 million lower real estate charges and $36 million lower other operating costs and expenses partially offset by $6 million higher distribution related payments.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net loss attributable to the Company in the first nine months of 2013 was $2.9 billion, a decrease of $3.5 billion from the $545 million of net earnings attributable to the Company during the first nine months 2012. The $3.5 billion decrease is primarily attributable to a significant decrease in fair value of the reinsurance contract asset, higher investment losses from derivative instruments and higher interest credited to policyholders’ account balances partially offset by a tax benefit, a decrease in reserves, higher universal life and investment type product policy fee income and lower commission expenses. Net earnings attributable to the noncontrolling interest were $217 million in the first nine months of 2013 as compared to $79 million for the first nine months of 2012. The increase was principally due to higher earnings from AllianceBernstein in the first nine months of 2013 compared to the first nine months of 2012.

Net loss inclusive of earnings attributable to noncontrolling interest was $2.7 billion in the first nine months of 2013, a decrease of $3.3 billion from the $624 million net earnings reported for the first nine months of 2012. The Insurance segment’s net loss in the first nine months of 2013 was $3.0 billion, a decrease of $3.5 billion from $512 million net earnings in the first nine months of 2012, while the net earnings for the Investment Management segment totaled $296 million, a $184 million increase from the $112 million in net earnings in the first nine months of 2012.

Income tax benefit in the first nine months of 2013 was $1.7 billion compared to an income tax expense of $58 million in the first nine months of 2012. The income tax benefit recorded for the first nine months of 2013 was primarily due to pre-tax losses in the Insurance segment as compared to an income tax expense recorded in the first nine months of 2012 resulting primarily from pre-tax earnings in the Insurance segment. Income taxes for the first nine months of 2013 and 2012 were computed using an annual effective tax rate. In the first nine months of 2013 and 2012, Federal income taxes attributable to consolidated operations were different from the amounts determined by multiplying the earnings before income taxes and noncontrolling interest by the expected Federal income tax rate of 35%. The primary differences were dividend received deductions, nontaxable investment income and noncontrolling interest permanent differences. The Company does not provide Federal and state income taxes on the undistributed earnings of non-U.S. corporate subsidiaries as such earnings are now permanently invested outside of the United States. In the first nine months of 2012, income tax expense was reduced by $14 million and $12 million in the Insurance and Investment Management segments, respectively. The reductions were due to releases of liabilities for interest, state income taxes and deferred taxes on foreign earnings.

Losses from continuing operations before income taxes were $4.4 billion in the first nine months of 2013, a decrease of $5.1 billion from the $682 million in pre-tax earnings in the first nine months of 2012. The Insurance segment’s loss from continuing operations totaled $4.8 billion in the first nine months of 2013, $5.4 billion lower than the first nine months of 2012’s earnings of $563 million; the decrease was primarily due to a significant decrease in the fair value of the reinsurance contract asset as compared to an increase for the first nine months of 2012, significantly higher investment losses from derivative instruments, higher other operating costs and expenses, higher interest credited to policyholders’ account balances and lower other investment income partially offset by lower policyholders’ benefits (including decreases in GMDB/GMIB/GWBL/GMAB reserves in the first nine months of 2013 as compared to increases for the comparable prior period), higher universal life and investment-type product policy fee income and lower commission expenses. The Investment Management segment’s earnings from continuing operations were $368 million in the first nine months of 2013, an increase of $249 million from earnings of $119 million in the first nine months of 2012, principally due to lower real estate charges, higher distribution revenues, higher investment advisory and service fees, higher Bernstein research services fees, lower other operating costs and expenses and lower rent expense partially offset by higher distribution related payments and higher compensation and benefit expenses.

Total revenues were $1.7 billion in the first nine months of 2013, a decrease of $5.5 billion from the $7.2 billion reported in the first nine months of 2012. The Insurance segment reported a $5.6 billion decrease in its revenues while the Investment Management segment had an increase of $117 million. The decrease of Insurance segment revenues to a negative $371 million in the first nine months of 2013 as compared to a positive $5.2 billion in the first nine months of 2012 was principally due to a significant decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $3.5 billion as compared to an increase of $678 million in the first nine months of 2012, $2.2 billion of investment loss from derivatives from the reported investment loss of $557 million in the first nine months of 2012 partially offset by $196 million higher universal life and investment-type product policy fee income. The Investment Management segment’s $2.1 billion in revenues in the first nine months of 2013 as compared to $2.0 billion in the first nine months of 2012 was primarily due to a $59 million increase in distribution revenues, $38 million increase in investment advisory and services fees and a $22 million increase in Bernstein research service fees.

Total benefits and expenses were $6.2 billion in the first nine months of 2013, a decrease of $359 million from the $6.6 billion total for the first nine months of 2012. The Insurance segment’s total benefits and expenses were $4.4 billion, a decrease of $229 million from the first nine months of 2012’s total of $4.7 billion. The Investment Management segment’s total expenses for the first nine months of 2013 were $1.8 billion, $132 million lower than the $1.9 billion in expenses in the first nine months of 2012. The Insurance segment’s decrease was principally due to a $548 million decrease in policyholders’ benefits and an $84 million decrease in commissions partially offset by a $216 million increase in other operating costs and expenses, a $115 million increase in interest credited to policyholders’ account balances and $52 million lower DAC capitalization. The decrease in expenses for the Investment Management segment was principally due to $157 million lower real estate charges, $38 million lower other operating costs and expenses and $29 million lower rent expense partially offset by $61 million higher distribution related payments and $28 million higher compensation and benefits expenses.

RESULTS OF OPERATIONS BY SEGMENT

Insurance.

Insurance Segment

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Universal life and investment-type product policy fee income	$943	$848	$2,693	$2,497
Premiums	112	123	366	382
Net investment income (loss):
Investment income (loss) from derivative instruments	(561)	(529)	(2,208)	(557)
Other investment income (loss)	537	513	1,573	1,635

Total net investment income (loss)	(24)	(16)	(635)	1,078

Investment gains (losses), net:
Total other-than-temporary impairment losses	—	(13)	(64)	(66)
Portion of losses recognized in other comprehensive income	—	—	15	1

Net impairment losses recognized	—	(13)	(49)	(65)
Other investment gains (losses), net	12	—	27	(13)

Total investment gains (losses), net	12	(13)	(22)	(78)

Commissions, fees and other income	293	240	763	678
Increase (decrease) in the fair value of the reinsurance contract asset	(1,199)	(156)	(3,536)	678

Total revenues	137	1,026	(371)	5,235

Policyholders’ benefits	511	639	1,478	2,026
Interest credited to policyholders’ account balances	365	316	997	882
Compensation and benefits	111	105	365	339
Commissions	285	291	858	942
Amortization of deferred policy acquisition costs	283	110	442	438
Capitalization of deferred policy acquisition costs	(163)	(161)	(484)	(536)
Rent expense	8	11	28	28
Interest expense	18	27	70	80
All other operating costs and expenses	199	207	689	473

Total benefits and other deductions	1,617	1,545	4,443	4,672

Earnings (Loss) from Continuing Operations, before Income Taxes	$(1,480)	$(519)	$(4,814)	$563

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

In third quarter 2013, the Insurance segment’s revenues decreased $889 million to $137 million from $1.0 billion in third quarter 2012. The decrease was principally due to a decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $1.2 billion as compared to a decrease of $156 million in third quarter 2012 and a $561 million investment loss as compared to derivatives from the reported loss of $529 million in third quarter 2012 partially offset by $95 million higher Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income totaled $943 million in third quarter 2013, $95 million higher than the $848 million in third quarter 2012 primarily due to higher fees earned on higher average Separate Account balances due primarily to market appreciation and a higher decrease in the initial fee liability of $71 million in third quarter 2013 resulting from updated projected mortality costs for variable and interest sensitive life products.

Premiums totaled $112 million in third quarter 2013, $11 million lower than the $123 million in third quarter 2012. This decrease primarily resulted from $8 million lower renewal premiums for traditional life policies in the Closed Block.

Net investment loss increased $8 million to a loss of $24 million in third quarter 2013 from a $16 million loss in third quarter 2013. The increase resulted from the $32 million increase in investment loss from derivative instruments offset by the $24 million increase in other investment income. The Insurance segment reported $561 million of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to $529 million in third quarter 2012. The third quarter 2013 and 2012 losses were driven by the impact of higher interest rates and improvements in equity markets. Other investment income increased $24 million from $513 million in third quarter 2012 primarily due to the increases of $23 million of equity income from limited partnerships and $6 million from trading securities partially offset by a decrease of $8 million from fixed maturities.

Investment gains (losses), net was a gain of $12 million in third quarter 2013, as compared to a loss of $13 million in third quarter 2012. The Insurance segment’s net gains in third quarter 2013 were primarily due to $12 million of investment gains on sales of fixed maturities. Third quarter 2012 losses were primarily due to $13 million of writedowns on fixed maturities, substantially all of which related to CMBS securities.

Commissions, fees and other income increased $53 million to $293 million in third quarter 2013 as compared to $240 million in third quarter 2012. This increase was primarily due to a $50 million non-cash reduction of an intercompany liability with MONY Life, which was sold by AXA Financial on October 1, 2013.

In third quarter 2013, there was a $1.2 billion decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to the $156 million decrease in its fair value in third quarter 2012; both periods’ changes reflected existing capital market conditions. Included in third quarter 2013 was the impact of improvements in equity markets and rising interest rates which decreased the fair value of the reinsurance contract asset by $522 million and $457 million, respectively, and a $161 million decrease related to the Company’s offer to purchase from certain policyholders the GMIB rider contained in their Accumulator® contracts.

Benefits and Other Deductions

In third quarter 2013, total benefits and other deductions increased $72 million to $1.6 billion from $1.5 billion in third quarter 2012. The Insurance segment’s increase was principally due to higher DAC amortization and higher interest credited to policyholders’ account balances partially offset by decreases in policyholders’ benefits, interest expense and other operating costs and expenses.

Policyholders’ benefits decreased $128 million to $511 million in third quarter 2013 from $639 million in third quarter 2012. The decrease was primarily due to the $105 million lower increase in the GMDB/GMIB reserves (an increase of $17 million in third quarter 2013 as compared to $122 million in third quarter 2012 due to changes in interest rate and equity markets) and the $31 million decrease in the GWBL and GMAB reserves as compared to a decrease of $21 million for the comparable prior year’s quarter. Benefits paid and other changes in policyholder’s benefits decreased $52 million from $453 million in third quarter 2012 to $401 million in third quarter 2013. In third quarter 2013, no lapse guarantee reserves increased $40 million including $30 million related to mortality assumption updates for variable and interest sensitive life products which were updated based on emerging experience as compared to $12 million in third quarter 2012. The third quarter 2013 increase in GMDB/GMIB reserves included an $86 million increase related to the Company’s offer to purchase from certain policyholders the GMDB/GMIB riders contained in their Accumulator® contracts.

In third quarter 2013, interest credited to policyholders’ account balances totaled $365 million, an increase of $49 million from the $316 million reported in third quarter 2012 primarily due to significantly higher average policyholders’ account balances offset by lower crediting rates.

Total compensation and benefits increased $6 million to $111 million in third quarter 2013 from $105 million in third quarter 2012. The compensation and benefits increase for the Insurance segment was principally due to a $4 million increase in employee compensation due to an increase in the short-term compensation accrual and a $2 million increase in share-based compensation expense.

In third quarter 2013, commissions totaled $285 million; a decrease of $6 million from $291 million in third quarter 2012 principally due to decreased first year universal life product sales.

In third quarter 2013, interest expense totaled $18 million; a decrease of $9 million from $27 million in third quarter 2012. The decrease is due to the repayment of a $500 million callable 7.1% surplus note to AXA Financial.

DAC amortization was $283 million in third quarter 2013, an increase of $173 million from $110 million of amortization in third quarter 2012. The increase in DAC amortization is primarily due to unfavorable changes in expected future margins on variable and interest-sensitive life products due to the updates in mortality assumptions (partially offset in the initial fee liability) of $115 million in the third quarter of 2013 compared to $10 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the third quarter of 2012.

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

In applying this approach to develop estimates of future returns, it is assumed that the market will return to an average gross long-term return estimate, developed with reference to historical long-term equity market performance. Currently, the average gross long-term return estimate is measured from December 31, 2008. Management has set limitations as to maximum and minimum future rate of return assumptions, as well as a limitation on the duration of use of these maximum or minimum rates of return. At September 30, 2013, the average gross short-term and long-term annual return estimate on variable and interest-sensitive life insurance and variable annuities was 9.0% (6.65% net of product weighted average Separate Account fees), and the gross maximum and minimum short-term annual rate of return limitations were 15.0% (12.65% net of product weighted average Separate Account fees) and 0.00% (-2.35% net of product weighted average Separate Account fees), respectively. The maximum duration over which these rate limitations may be applied is 5 years. This approach will continue to be applied in future periods. These assumptions of long-term growth are subject to assessment of the reasonableness of resulting estimates of future return assumptions.

If actual market returns continue at levels that would result in assuming future market returns of 15.0% for more than 5 years in order to reach the average gross long-term return estimate, the application of the 5 year maximum duration limitation would result in an acceleration of DAC amortization. Conversely, actual market returns resulting in assumed future market returns of 0.0% for more than 5 years would result in a required deceleration of DAC amortization. At September 30, 2013, current projections of future average gross market returns assume a 0.0% annualized return for the next six quarters, which is within the maximum and minimum limitations, grading to a reversion to the mean of 9.0% in twelve quarters. To demonstrate the sensitivity of variable annuity reserves and DAC amortization from a change in the assumption for future Separate Account rate of return see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Sensitivity of Future Rate of Return Assumptions on GMDB/GMIB Reserves and Sensitivity of DAC to Changes in Future Rate of Return Assumptions” in the Company’s 2012 Form 10-K.

Other significant assumptions underlying gross profit estimates for UL products and investment type products relate to contract persistency and General Account investment spread.

DAC capitalization totaled $163 million in third quarter 2013, an increase of $2 million from the $161 million reported in third quarter 2012. The increase was primarily due to a $6 million increase in deferrable operating expenses partially offset by a $4 million decrease in first year commissions.

Other operating costs and expenses totaled $199 million in third quarter 2013, a decrease of $8 million from the $207 million reported in third quarter 2012. The decrease of $8 million is primarily related to a decrease in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

In the first nine months of 2013, the Insurance segment’s revenues decreased $5.6 billion to a negative $371 million from a positive $5.2 billion in the first nine months of 2012. The decrease was principally due to a significant decrease in the fair value of the reinsurance contract asset accounted for as derivatives of $3.5 billion from the reported increase of $678 million in the first nine months of 2012, $2.2 billion investment loss from derivatives as compared to a loss of $557 million in the first nine months of 2012 and $62 million lower other investment income partially offset by $196 million higher Universal life and investment-type product policy fee income.

Universal life and investment-type product policy fee income increased $196 million to $2.7 billion in the first nine months of 2013 from $2.5 billion in the first nine months of 2012, due to higher fees earned on higher average Separate Account balances primarily due to market appreciation and a higher decrease in the initial fee liability. The higher release of the liability in the first nine months of 2013 was driven by lower expected future profits resulting in an $70 million decrease to the initial fee liability from updated projected mortality costs for variable and interest sensitive life products.

Premiums totaled $366 million in the first nine months of 2013, $16 million lower than the $382 million in the first nine months of 2012. This decrease primarily resulted from $21 million lower premiums for traditional life policies in the Closed Block, $4 million higher ceded premiums and $2 million lower assumed premiums partially offset by $13 million higher term life insurance premiums.

Net investment income (loss) decreased $1.7 billion to a loss of $635 million in the first nine months of 2013 from $1.1 billion of income in the first nine months of 2012. The decrease resulted from the $1.7 billion decrease in investment loss from derivative instruments and by the $62 million decrease in other investment income. The Insurance segment reported $2.2 billion of losses from derivative instruments including those related to hedging programs implemented to mitigate certain risks associated with the GMDB/GMIB/GWBL features of certain variable annuity contracts as compared to a loss of $557 million in the first nine months of 2012. The first nine months of 2013 losses were driven by higher interest rates as compared to a lower interest rate environment in the comparable 2012 period. In addition, both periods losses were driven by the improvements in equity markets. Other investment income decreased $62 million to $1.6 billion in the first nine months of 2013 primarily due to the decrease of $48 million of investment income from fixed maturities, a $13 million decrease of investment income related to short-term investments and policy loans, a decrease of $14 million of investment income related to trading securities and a $13 million decrease of investment income related to equity real estate partially offset by a $20 million increase of investment income from mortgage loans on real estate and a $6 million increase of equity income from limited partnerships.

Investment losses, net totaled $22 million in the first nine months of 2013 from the reported $78 million in the first nine months of 2012. The Insurance segment’s net losses in the first nine months of 2013 were primarily due to write-downs on fixed maturities of $49 million as compared to $65 million in the 2012 period, substantially all of which related to CMBS securities. In the first nine months of 2013 there were $29 million of gains recorded on sales of fixed maturities as compared to losses of $5 million for the comparable 2012 period. In addition, for the first nine months of 2013, $5 million of additional valuation allowances were offset by $2 million of gains from sales and maturities of mortgage loans on real estate compared to $25 million of additional valuation allowances offset by $16 million of gains from sales and maturities for the comparable 2012 period.

Commissions, fees and other income increased $85 million to $763 million in the first nine months of 2013 as compared to $678 million for the first nine months of 2012. This increase was primarily due to a $50 million non-cash reduction of an intercompany liability with MONY Life, which was sold by AXA Financial on October 1, 2013 and an increase of $48 million gross investment management and distribution fees received from EQAT and VIP Trust due to a higher average asset base primarily due to market appreciation.

In the first nine months of 2013, there was a $3.6 billion decrease in the fair value of the GMIB reinsurance contract asset (including the reinsurance contract with AXA Arizona, an affiliate), which is accounted for as derivatives, as compared to a $678 million increase in their fair value in the first nine months of 2012; both periods’ changes reflected existing capital market conditions. Included in the first nine months of 2013 were the impacts of rising interest rates and improvements in the equity markets which decreased the fair value of the reinsurance contract asset by $2.5 billion and $1.2 million, respectively and a $161 million decrease in the fair value of the reinsurance contract asset related to the Company’s offer to purchase from certain policyholders the GMIB rider contained in their Accumulator® contracts partially offset by the impact of refining the projection of future GMIB costs which increased the fair value of the reinsurance contract asset by $376 million. The increase in the first nine months of 2012 included the impact of the updated assumptions of partial withdrawal rates partially offset by the impacts of the updated assumptions of GMIB election rates which were lowered for certain ages and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election for a total increase of $375 million. Additionally, the impact of the continuing decline in interest rates during the first nine months of 2012 increased the fair value of the GMIB reinsurance contract asset by $801 million.

Benefits and Other Deductions

In the first nine months of 2013, total benefits and other deductions decreased $229 million to $4.5 billion from $4.7 billion in the first nine months of 2012 principally due to the Insurance segment’s reported $548 million decrease in policyholders’ benefits and by the $84 million decrease in commission expenses partially offset by the $216 million increase in other operating costs and expenses, the $115 million increase in interest credited to policyholders’ account balances and the $52 million decrease in DAC capitalization.

Policyholders’ benefits decreased $548 million to $1.5 billion in the first nine months of 2013 from $2.0 billion in the first nine months of 2012. The decrease was primarily due to the $63 million decrease in the GMDB/GMIB reserves in the first nine months of 2013 compared to an increase of $334 million in the first nine months of 2012 due to changes in the interest rates and equity markets and the $114 million decrease in the GWBL and GMAB reserves as compared to an increase of $43 million for the comparable prior period. Partially offsetting these decreases were $100 million higher death benefits for interest sensitive life products ($433 million in the first nine months of 2013 as compared to $333 million in the first nine months of 2012), a $56 million premium deficiency reserve recorded for the major medical business in the first nine months of 2013 due to lowered expectations of future cash outflows and a $36 million increase in no lapse guarantee reserves ($75 million in the first nine months of 2013, including $30 million related to mortality assumption updates for variable and interest sensitive life products, which were updated based on emerging experience as compared to $39 million for the comparable prior period). The first nine months of 2013 decrease in GMDB/GMIB reserves was reduced by $177 million related to refining the projection of future GMIB costs and $86 million related to the Company’s offer to purchase from certain policyholders the GMDB/GMIB riders contained in their Accumulator® contracts. The first nine months of 2012 increase in the GMDB/GMIB reserves was reduced by the impacts of the expectation of GMIB election rates, which were lowered for certain ages based on emerging experience and the updated projection of future interest rates used to value GMIB claims at the time of GMIB election partially offset by the impact of the updated assumptions of partial withdrawal rates based on emerging experience for a total decrease of $61 million.

In the first nine months of 2013, interest credited to policyholders’ account balances totaled $997 million, an increase of $115 million from the $882 million reported in the first nine months of 2012 primarily due to higher average policyholders’ account balances partially offset by lower crediting rates.

Total compensation and benefits increased $26 million to $365 million in the first nine months of 2013 from $339 million in the first nine months of 2012. The compensation and benefits increase was principally due to a $21 million increase in employee compensation primarily due to an increase in the short-term compensation accrual and a $5 million increase in share-based compensation expense.

In the first nine months of 2013, commissions totaled $858 million; a decrease of $84 million from $942 million in the first nine months of 2012 principally due to decreased first year universal life product sales.

In the first nine months of 2013, interest expense totaled $70 million; a decrease of $10 million from $80 million in the first nine months of 2012. The decrease is primarily due to the second quarter 2013 repayment of a $500 million callable 7.1% surplus note to AXA Financial.

DAC amortization was $442 million in the first nine months of 2013, an increase of $4 million from $438 million of amortization in the first nine months of 2012. The increase in DAC amortization is primarily due to unfavorable changes in expected future margins on variable and interest-sensitive life products due to the updates in mortality assumptions (partially offset in the initial fee liability) of $115 million in the first nine months of 2013 compared to $142 million of favorable changes in expected future margins on variable and interest-sensitive life products (partially offset in the initial fee liability) in the first nine months of 2012). The increase in DAC amortization was offset by the absence of additional amortization recorded in the first nine months of 2012. In the first nine months of 2012, interest rate reductions and updated expectations of policyholder behavior and model assumptions and refinements significantly increased projected GMDB and GMIB costs, which under the U.S. GAAP GMDB and GMIB reserving methodology is only partially reflected in the current reserve balance. The resulting reduction in projected estimated gross profits resulted in $246 million of additional amortization to reduce the DAC related to variable annuity products, as the DAC would have been in excess of the present value of estimated future profits.

DAC capitalization totaled $484 million in the first nine months of 2013, a decrease of $52 million from the $536 million reported in the first nine months of 2012. The decrease was primarily due to a $71 million decrease in first year commissions, partially offset by a $19 million increase in deferrable operating expenses.

Other operating costs and expenses totaled $689 million in the first nine months of 2013, an increase of $216 million from the $473 million reported in the first nine months of 2012. The increase of $216 million is primarily related to a $146 million increase in the amortization of reinsurance costs related to the deferred asset recorded from the Company’s reinsurance transaction with AXA Arizona. In addition, in the first nine months of 2013, as a result of the Company’s significantly reduced occupancy in its 1290 Avenue of Americas, New York, NY headquarters, the Company recorded a non-cash pre-tax charge of $52 million related to the ongoing contractual operating lease obligations for this space and the Company’s estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to the vacated space.

Premiums and Deposits.

The market for annuity and life insurance products of the types issued by the Company continues to be dynamic. Among other things, features and pricing of various products, including but not limited to variable annuity products, continue to change rapidly, in response to changing customer preferences, company risk appetites, capital utilization and other factors.

Premiums and Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)
Retail:
Annuities
First year	$910	$893	$2,607	$2,685
Renewal	441	389	1,527	1,675

	1,351	1,282	4,134	4,360

Life(1)
First year	37	57	123	177
Renewal	432	434	1,309	1,317

	469	491	1,432	1,494

Other(2)
First year	2	2	8	8
Renewal	57	56	166	174

	59	58	174	182

Total retail	1,879	1,831	5,740	6,036

Wholesale:
Annuities
First year	1,125	714	3,016	1,997
Renewal	50	36	133	318

	1,175	750	3,149	2,315

Life(1)
First year	13	55	49	159
Renewal	151	134	448	403

	164	189	497	562

Total wholesale	1,339	939	3,646	2,877

Total Premiums and Deposits	$3,218	$2,770	$9,386	$8,913

(1)	Includes variable, interest-sensitive and traditional life products.
(2)	Includes reinsurance assumed and health insurance.

Total premiums and deposits for insurance and annuity products for the third quarter of 2013 were $3.2 billion, a $448 million increase from $2.8 billion in the third quarter of 2012 while total first year premiums and deposits increased $366 million to $2.1 billion in the third quarter of 2013 from $1.7 billion in the third quarter of 2012. The annuity line’s first year premiums and deposits increased $428 million to $2.0 billion principally due to the $411 million increase in variable annuities’ sales in the wholesale channel as a result of higher sales of SCS and Retirement Cornerstone® products and $23 million increase in variable annuities’ sales in the retail channel partially offset by a decrease of $6 million of fixed annuities in the retail channel. First year premiums and deposits for the life insurance products decreased $62 million, primarily due to the $41 million and $22 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The decrease in sales of life insurance products primarily reflects the impact of the Indexed UL insurance product being issued starting during the latter half of third quarter 2012 through another life insurance subsidiary of AXA Financial and lower sales of other interest sensitive and term life products in the wholesale channel.

Total premiums and deposits for insurance and annuity products for the first nine months of 2013 were $9.3 billion, a $473 million increase from $8.9 billion in the first nine months of 2012 while total first year premiums and deposits increased $777 million to $5.8 billion in the first nine months of 2013 from $5.0 billion in the first nine months of 2012. The annuity line’s first year premiums and deposits increased $941 million to $5.6 billion principally due to the $1.9 billion increase in variable annuity sales in the wholesale channel as a result of higher sales of SCS and Retirement Cornerstone® products partially offset by a $69 million decrease in the retail channel. First year premiums and deposits for the life insurance products decreased $164 million, primarily due to the $106 million and $57 million decreases in sales of UL insurance products in the wholesale and retail channels, respectively. The decrease in sales of life insurance products primarily reflects the impact of the Indexed UL insurance product being issued starting during the latter half of third quarter 2012 through another life insurance subsidiary of AXA Financial and lower sales of other interest sensitive and term life products in the wholesale channel.

Renewal premium and deposits for annuity products for the first nine months of 2013 were $1.7 billion, a $333 million decrease from $2.0 billion in the first nine months of 2012. The Company continues to proactively manage the risks associated with its in-force business, particularly variable annuities with guarantee features. For example, in 2012, the Company suspended the acceptance of contributions into certain Accumulator® contracts issued prior to June 2009. The Company also took steps to limit and/or suspend the acceptance of contributions to other annuity products. In 2012, the Company lowered its renewal premium assumptions on certain series of UL products sold in 2011 based on emerging experience which will result in lower future policy fee income.

Surrenders and Withdrawals.

The following table presents surrender and withdrawal amounts and rates for major insurance product lines. Annuity surrenders and withdrawals are presented net of internal replacements.

Surrenders and Withdrawals

	Three Months Ended September 30,		Nine Months Ended September 30,		Rates(1) Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)

Annuities	$1,653	$1,400	$4,993	$4,316	6.3%	6.0%
Variable and interest-sensitive life	186	185	630	655	4.3%	4.6%
Traditional life	52	56	165	182	2.8%	3.1%

Total	$1,891	$1,641	$5,788	$5,153

(1)	Surrender rates are based on the average surrenderable future policy benefits and/or policyholders’ account balances for the related policies and contracts in force during each year.

Surrenders and withdrawals increased $253 million, from $1.6 billion in the third quarter of 2012 to $1.9 billion for the third quarter of 2013. There was an increase of $253 million in individual annuities surrenders and withdrawals.

Surrenders and withdrawals increased $635 million, from $5.2 billion in the first nine months of 2012 to $5.8 billion for the first nine months of 2013. There was an increase of $677 million in individual annuities surrenders and withdrawals with decreases of $25 million and $17 million, respectively, in variable and interest sensitive and traditional life products. The annualized annuities surrender rate increased to 6.3% in the first nine months of 2013 from 6.0% in the first nine months of 2012. In 2012, expectations of partial withdrawal and long term lapse rates for variable annuities with GMDB and GMIB guarantees were updated based upon emerging experience. If surrender rates and/or partial withdrawal rates and amounts adversely differ from our current assumptions, the expected claims costs from minimum guarantees will increase, possibly materially, which could be partially offset by increased product policy fee income. The individual life insurance products’ annualized surrender rate decreased to 3.9% in the first nine months of 2013 from 4.2% in the first nine months of 2012. The first nine months of 2012 surrender rate included the impact of the surrender of a single large company owned life insurance (“COLI”) policy.

Investment Management.

The table that follows presents the operating results of the Investment Management segment, consisting principally of AllianceBernstein’s operations, for the third quarter and first nine months of 2013 and 2012.

Investment Management - Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Revenues:
Investment advisory and services fees(1)	$449	$465	$1,352	$1,314
Bernstein research services	108	101	332	310
Distribution revenues	113	106	353	294
Other revenues(1)	25	25	79	75

Commissions, fees and other income	695	697	2,116	1,993

Investment income (loss)	8	26	52	54
Less: interest expense to finance trading activities	—	—	(2)	(2)

Net investment income (loss)	8	26	50	52

Investment gains (losses), net	—	(16)	(16)	(12)

Total revenues	703	707	2,150	2,033

Expenses:
Compensation and benefits	305	308	923	895
Distribution related payments	101	95	322	261
Amortization of deferred sales commissions	11	11	32	29
Real estate charge	25	168	27	184
Interest expense	—	—	1	1
Rent expense	32	26	97	126
Amortization of other intangible assets, net	6	6	18	18
Other operating costs and expenses	117	153	362	400

Total expenses	597	767	1,782	1,914

Earnings (Loss) from Operations before Income Taxes	$106	$(60)	$368	$119

(1)

Included fees earned by AllianceBernstein totaling $9 million, $27 million, $7 million and $24 million in the third quarter and first nine months of 2013 and 2012, respectively, for services provided to the Company.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for third quarter 2013 were $106 million, an increase of $166 million from pre-tax losses of $60 million in third quarter 2012.

Revenues totaled $703 million in third quarter 2013, a decrease of $4 million from $707 million in third quarter 2012, primarily due to the $18 million decrease in net investment income and a $16 million decrease in investment advisory and services fees partially offset by a $16 million decrease in investment losses and the $7 million increase in both distribution revenues and Bernstein research services fees.

Investment advisory and services fees include base fees and performance-based fees. In the third quarter of 2013, investment advisory and services fees totaled $449 million, a decrease of $16 million from the $465 million in the third quarter of 2012. The $40 million decrease in performance-based fees was partially offset by an increase of $24 million in base fees. The decrease in performance-based fees is primarily attributable to the absence of AllianceBernstein’s $40 million performance fee recorded in third quarter 2012 from the Private-Public Investment Fund ($18 million of which was payable to third party sub-advisors). The increase in base investment advisory and services fees was primarily due to the increase in average assets under management. The increase in base fees was less than the increase in average AUM primarily due to the continued shift in product mix from actively managed equity services to actively managed fixed income services, which generally have lower fees as compared to actively managed equity services. Retail base and performance fees increased $21 million. The increase in Retail base fees reflects higher non-U.S. fixed income mutual funds which generally have higher fees as compared to U.S. Retail products and services. Institutional investment and advisory base and performance fees decreased $36 million and Private client fees decreased $1 million.

Distribution revenues increased $7 million in the third quarter of 2013 as compared to the third quarter of 2012 as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

Bernstein research revenues increased $7 million in third quarter 2013 as compared to third quarter of 2012 primarily due to growth in Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $18 million decrease in net investment income (loss) to income of $8 million in third quarter 2013 as compared to income of $26 million in third quarter 2012 was primarily due to $10 million lower investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($2 million of investment income in the third quarter of 2013 as compared to $12 million in the third quarter of 2012) and $7 million lower investment income on seed money investments and unrealized gains on equity trading securities ($11 million of income in third quarter of 2013 as compared to $18 million in third quarter of 2012).

There were no investment gains (losses) in third quarter 2013. The $16 million of investment losses in third quarter 2012 was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $597 million in third quarter 2013, a decrease of $170 million from the $767 million in third quarter 2012 as lower real estate charges and lower other operating costs and expenses were partially offset by higher distribution related payments.

For third quarter 2013, employee compensation and benefits expenses for the segment were $305 million as compared to $308 million in third quarter 2012. The $3 million decrease was primarily attributable to lower short-term and long-term deferred incentive compensation and lower base compensation due to lower headcount partially offset by higher commissions.

The distribution related payments increased $6 million to $101 million in third quarter 2013 from $95 million in the third quarter 2012 primarily as a result of higher average Retail Services assets under management.

Rent expense increased $6 million to $32 million in the third quarter of 2013 as compared to $26 million in the third quarter of 2012.

Real estate charges decreased $143 million to $25 million in third quarter 2013 as compared to $168 million in third quarter 2012. In third quarter 2013, AllianceBernstein recorded $16 million related to additional sublease losses resulting from the extension of sublease marketing periods. AllianceBernstein may record charges for additional changes in estimates during the last three months of this year as the assumed marketing periods on floors written-off during 2012 will end. AllianceBernstein will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary. In third quarter 2012, AllianceBernstein recorded a $168 million real estate charge related to its comprehensive review of AllianceBernstein’s worldwide office locations and its space consolidation plan.

The $36 million decrease in other operating costs and expenses to $117 million for third quarter 2013 as compared to $153 million in third quarter 2012 were primarily due to $19 million lower portfolio service expenses and $9 million lower occupancy expenses.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

The Investment Management segment’s pre-tax earnings from continuing operations for the first nine months of 2013 were $368 million, an increase of $249 million from pre-tax earnings of $119 million in the first nine months of 2012.

Revenues totaled $2.1 billion in the first nine months of 2013, an increase of $117 million from $2.0 billion in the first nine months of 2012, primarily due to a $59 million increase in distribution revenues, a $38 million increase in investment advisory and services fees and a $22 million increase in Bernstein research services fees.

Investment advisory and services fees include base fees and performance-based fees. In the first nine months of 2013, investment advisory and services fees totaled $1.4 billion, an increase of $38 million from the $1.3 billion in the first nine months of 2012. The $77 million increase in base investment advisory and services fees was primarily due to the increase in average assets under management. The increase in base fees was less than the increase in average AUM primarily due to the continued shift in product mix from actively managed equity services to actively managed fixed income services, which generally have lower fees as compared to actively managed equity services. Performance-based fees decreased by $39 million The decrease in performance-based fees is primarily attributable to the absence of AllianceBernstein’s $40 million performance fee recorded in the first nine months of 2012 from the Private-Public Investment Fund ($18 million of which was payable to third party sub-advisors). Retail base and performance fees increased $109 million. The increase in Retail base fees reflects higher non-U.S. fixed income mutual funds which generally have higher fees as compared to U.S. Retail products and services. Institutional investment and advisory base and performance fees decreased $59 million and Private client fees decreased $12 million.

Distribution revenues increased $59 million in the first nine months of 2013 as compared to prior year as the average AUM of certain of AllianceBernstein company-sponsored mutual funds increased. AllianceBernstein receives distribution service fees from these funds as partial reimbursement of the distribution expenses incurred.

Bernstein research revenues increased $22 million in the first nine months of 2013 as compared to prior year primarily due to growth in Europe and Asia.

Net investment income (loss) consisted principally of realized and unrealized gains (losses) on trading investments, income (losses) from derivative instruments and dividend and interest income, offset by interest expense related to interest accrued on cash balances on customers’ brokerage accounts. The $2 million decrease in net investment income to $50 million in the first nine months of 2013 as compared to $52 million in the first nine months of 2012 was primarily due to $23 million lower investment income on seed money investments and unrealized gains on equity trading securities ($18 million of income in the first nine months of 2013 as compared to $41 million in the first nine months of 2012) partially offset by lower investment losses of $16 million from derivative instruments ($12 million of losses in the first nine months of 2013 as compared to $28 million of losses in the first nine months of 2012) and $8 million higher investment income from mark-to-market income on investments held by AllianceBernstein’s consolidated private equity fund ($21 million of investment income in the first nine months of 2013 as compared to $13 million of investment income in the first nine months of 2012).

Investment gains (losses) were a $16 million loss in the first nine months of 2013 as compared to a $12 million loss in the first nine months of 2012. The increase of $4 million of investment gains (losses) was related to losses on investments held by AllianceBernstein’s consolidated private equity fund.

Expenses

The Investment Management segment’s total expenses were $1.7 billion in the first nine months of 2013, a decrease of $132 million from the $1.9 billion in the first nine months of 2012 as lower real estate charges, lower other operating costs and expenses and lower rent expense were partially offset by higher distribution related payments and higher compensation and benefit expenses.

For the first nine months of 2013, employee compensation and benefits expenses for the segment were $923 million as compared to $895 million in the first nine months of 2012. The $28 million increase was primarily attributable to $44 million higher short-term and long-term deferred incentive compensation and $12 million higher commission expense partially offset by a $23 million decrease in base compensation due to lower headcount.

The distribution related payments increased $61 million to $322 million in the first nine months of 2013 from $261 million in the first nine months of 2012 primarily as a result of higher average Retail Services assets under management.

Rent expense decreased $29 million to $97 million in the first nine months of 2013 as compared to $126 million in the first nine months of 2012. The decrease reflects the impact of AllianceBernstein’s relocation and consolidation of office space.

Real estate charges decreased $157 million to $27 million in the first nine months of 2013 as compared to $184 million in the first nine months of 2012. In third quarter 2013, AllianceBernstein recorded $16 million related to additional sublease losses resulting from the extension of sublease marketing periods. AllianceBernstein may record charges for additional changes in estimates during the last three months of this year as the assumed marketing periods on floors written-off during 2012 will end. AllianceBernstein will compare current sublease market conditions to those assumed in their initial write-offs and record any adjustments if necessary. In third quarter 2012, AllianceBernstein recorded a $168 million real estate charge related to its comprehensive review of AllianceBernstein’s worldwide office locations and its space consolidation plan.

The $38 million decrease in other operating costs and expenses to $362 million for the first nine months of 2013 as compared to $400 million in the first nine months of 2012 was primarily due to $25 million lower portfolio service expenses and $7 million lower professional fees.

FEES AND ASSETS UNDER MANAGEMENT

A breakdown of fees and AUM follows:

Fees and Assets Under Management

	Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)
FEES
Third party	$434	$451	$1,309	$1,275
General Account and other	8	9	25	26
Insurance Group Separate Accounts	7	6	18	19

Total Fees	$449	$466	$1,352	$1,320

ASSETS UNDER MANAGEMENT
Assets by Manager
AllianceBernstein
Third party			$365,005	$341,583
General Account and other			48,477	53,070
Insurance Group Separate Accounts			31,747	24,234

Total AllianceBernstein			445,229	418,887

Insurance Group
General Account and other(2)			13,077	18,562
Insurance Group Separate Accounts			74,879	69,698

Total Insurance Group			87,956	88,260

Total by Account:
Third party(1)			365,005	341,583
General Account and other(2)			61,554	71,632
Insurance Group Separate Accounts			106,626	93,932

Total Assets Under Management			$533,185	$507,147

(1)

Includes $32.6 billion and $35.4 billion of assets managed on behalf of AXA affiliates at September 30, 2013 and 2012, respectively. Third party AUM includes 100% of the estimated fair value of real estate owned by joint ventures in which third party clients own an interest.

(2)

Includes invested assets of the Company not managed by AllianceBernstein, principally cash and short-term investments and policy loans, totaling approximately $18.6 billion and $13.1 billion at September 30, 2013 and 2012, respectively, as well as mortgages and equity real estate totaling $5.2 billion and $5.4 billion at September 30, 2013 and 2012, respectively.

Fees for assets under management increased 2.92% the first nine months of 2013 from the comparable period, in line with the change in average assets under management for third parties and the Separate Accounts.

Total assets under management increased $26.0 billion. The $36.1 billion increase in Third Party and Insurance Group Separate Account assets under management at September 30, 2013 as compared to September 30, 2012 resulted from increases in EQAT’s, VIP’s and other Separate Accounts’ AUM due to market appreciation and net inflows at AllianceBernstein partially offset by a decrease of $10.1 billion in General Account and other assets under management.

AllianceBernstein assets under management at September 30, 2013 totaled $445.2 billion as compared to $418.9 billion at September 30, 2012. The $26.3 billion increase was due to $23.3 billion of market appreciation and $3.0 billion of net inflows. In the Retail and Institutional Investment Channel, respectively, there were $57.8 billion and $26.2 billion of inflows offset by $56.1 billion and $18.7 billion of outflows while the gross outflows of $12.0 billion in the Private Client Channels, more than offset the inflows of $5.8 billion. At September 30, 2013, non-U.S. clients accounted for 35% of the total AUM.

AllianceBernstein also classifies its assets under management by its investment services categories: Actively and Passively Managed Equity, Actively and Passively Managed Fixed Income and Other. The $400 million decrease in Actively Managed Equity AUM to $100.7 billion resulted from $32.7 billion in net cash outflows partially offset by $18.5 billion in market appreciation and $14.6 billion in new investments. Passively Managed Equity totaled $46.2 billion, $9.5 billion higher than its September 30, 2012 balance due to $7.4 billion in market appreciation, $5.2 of new investments offset by net outflows of $3.1 billion. There was a $5.0 billion increase in Actively Managed Fixed Income to $248.8 billion at September 30, 2013, as compared to September 30, 2012, due to $63.6 billion of new investments partially offset by $52.3 billion of net long-term outflows and $6.3 billion in market depreciation. AUM in Passively Managed Fixed Income products increased $2.5 billion to $9.3 billion between September 30, 2012 and September 30, 2013 as $2.0 billion in new investments and $800 million in net inflows are partially offset by $300 million in market depreciation. The $8.9 billion increase in Other AUM to $40.2 billion resulted from $4.4 billion in new investments, $4.0 billion in market appreciation and $500 million in net inflows. AllianceBernstein may experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. Contributing factors impacting changes in AUM include financial market conditions, AllianceBernstein’s investment performance for clients, the experience of the portfolio manager, the client’s overall relationship with AllianceBernstein, recommendations of consultants, and changes in clients’ investment preferences, risk tolerances and liquidity needs.

Average assets under management totaled $439.9 billion for September 30, 2013 as compared to $411.0 billion for September 30, 2012. The increase for the Retail and Institutional Channel was $17.0 billion and $12.4 billion, respectively, partially offset by $500 million in Private Client. The average AUM increases in Actively Managed Fixed Income, Passively Managed Equity, Passively Managed Fixed Income and Other was $12.6 billion, $9.7 billion, $2.9 billion and $6.5 billion, respectively, offset by a decrease of $2.8 billion in Actively Managed Equity AUM.

Performance of AllianceBernstein’s major Equity services continued to improve for the third quarter and first nine months of 2013, with the great majority outperforming their benchmarks over both periods. Emerging Markets Value was an exception, outperforming in the third quarter but continuing to lag its benchmark for the year.

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

General Account Investment Assets

September 30, 2013

	Balance Sheet Total	Other(1)	GAIA
	(In Millions)
Balance Sheet Captions:
Fixed maturities, available for sale, at fair value	$30,138	$(3)	$30,141
Mortgage loans on real estate	5,581	(353)	5,934
Equity real estate, held for the production of income	4	2	2
Policy Loans	3,438	(109)	3,547
Other equity investments	1,799	233	1,566
Trading securities	3,622	426	3,196
Other invested assets	1,407	984	423

Total investments	45,989	1,180	44,809
Cash and cash equivalents	2,504	822	1,682
Short-term and long-term debt and Loans from affiliates	(1,188)	(988)	(200)

Total	$47,305	$1,014	$46,291

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

Investment Results of General Account Investment Assets

The following table summarizes investment results by asset category for the periods indicated.

	Three Months Ended September 30,
	2013		2012
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.73%	$339	4.63%	$341
Ending assets		28,174		29,594
Below investment grade
Income	6.25%	31	6.01%	34
Ending assets		1,967		2,215
Mortgages:
Income (loss)	5.37%	78	5.85%	76
Ending assets		5,934		5,320
Equity Real Estate:
Income (loss)	17.33%	—	13.72%	4
Ending assets		2		106
Other Equity Investments:
Income (loss)	9.26%	36	2.33%	8
Ending assets		1,566		1,417
Policy Loans:
Income	6.21%	55	6.14%	56
Ending assets		3,547		3,629
Cash and Short-term Investments:
Income	0.08%	3	0.02%	6
Ending assets		1,682		394
Trading Securities:
Income	2.06%	15	2.79%	9
Ending assets		3,196		1,406
Other Invested Assets:
Income		120		54
Ending assets		423		253

Total Invested Assets:

Income	5.04%	677	5.08%	588
Ending Assets		46,491		44,334

Short-term and long-term debt:
Interest expense and other	7.70%	(4)	6.87%	(4)
Ending assets (liabilities)		(200)		(235)

Total:

Investment income	4.99%	673	5.02%	584
Less: investment fees	(0.15)%	(17)	(0.11)%	(12)

Investment Income, Net	4.84%	$656	4.91%	$572

Ending Net Assets		$46,291		$44,099

	Nine Months Ended September 30,				Year Ended
	2013		2012		December 31, 2012
	Yield	Amount	Yield	Amount
	(Dollars in Millions)

Fixed Maturities:
Investment grade
Income (loss)	4.64%	$1,017	4.74%	$1,041	$1,381
Ending assets		28,174		29,594	29,526
Below investment grade
Income	6.22%	96	6.47%	110	146
Ending assets		1,967		2,215	2,118
Mortgages:
Income (loss)	5.64%	238	5.98%	220	296
Ending assets		5,934		5,320	5,427
Equity Real Estate:
Income (loss)	7.03%	—	16.27%	12	14
Ending assets		2		106	3
Other Equity Investments:
Income (loss)	11.20%	126	10.76%	116	166
Ending assets		1,566		1,417	1,407
Policy Loans:
Income	6.10%	163	6.13%	167	226
Ending assets		3,547		3,629	3,624
Cash and Short-term Investments:
Income	0.05%	1	0.11%	11	14
Ending assets		1,682		394	1,281
Trading Securities:
Income	(0.04)%	(1)	1.92%	13	15
Ending assets		3,196		1,406	1,839
Other Invested Assets:
Income		292		89	118
Ending assets		423		253	236

Total Invested Assets:

Income	5.46%	1,932	5.28%	1,779	2,376
Ending Assets		46,491		44,334	45,461
Short-term and long-term debt:
Interest expense and other	7.26%	(12)	7.11%	(12)	(12)
Ending assets (liabilities)		(200)		(235)	(209)

Total:

Investment Income	5.46%	1,920	5.27%	1,767	2,364
Less: investment fees	(0.13)%	(46)	(0.11)%	(37)	(49)

Investment Income, Net	5.33%	$1,874	5.16%	$1,730	$2,315

Ending Net Assets		$46,291		$44,099	$45,252

Fixed Maturities

The fixed maturity portfolio consists largely of investment grade corporate debt securities and includes significant amounts of U.S. government and agency obligations. At September 30, 2013, 72.1% of the fixed maturity portfolio was publicly traded. At September 30, 2013, GAIA held commercial mortgage backed securities (“CMBS”) with an amortized cost of $1.0 billion. The General Account had a $2 million exposure to the sovereign debt of Italy and no exposure to the sovereign debt of Greece, Portugal, Spain and the Republic of Ireland.

Fixed Maturities by Industry

The General Accounts’ fixed maturities portfolios include publicly-traded and privately-placed corporate debt securities across an array of industry categories.

The following table sets forth these fixed maturities by industry category as of the dates indicated along with their associated gross unrealized gains and losses.

Fixed Maturities by Industry(1)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Millions)

At September 30, 2013:
Corporate Securities:
Finance	$6,082	$354	$25	$6,411
Manufacturing	6,118	407	81	6,444
Utilities	3,186	260	25	3,421
Services	3,143	215	27	3,331
Energy	1,385	110	13	1,482
Retail and wholesale	1,125	69	11	1,183
Transportation	707	62	4	765
Other	29	2	—	31

Total corporate securities	21,775	1,479	186	23,068

U.S. government and agency	4,289	45	389	3,945
Commercial mortgage-backed	991	9	300	700
Residential mortgage-backed(2)	969	39	1	1,007
Preferred stock	958	56	41	973
State & municipal	444	42	2	484
Foreign governments	411	51	3	459
Asset-backed securities	140	9	4	145

Total	$29,977	$1,730	$926	$30,781

At December 31, 2012:
Corporate Securities:
Finance	$6,364	$495	$3	$6,856
Manufacturing	5,720	676	7	6,389
Utilities	3,212	420	3	3,629
Services	3,028	358	5	3,381
Energy	1,338	198	—	1,536
Retail and wholesale	1,063	113	1	1,175
Transportation	708	96	2	802
Other	30	3	—	33

Total corporate securities	21,463	2,359	21	23,801

U.S. government and agency	4,642	519	1	5,160
Commercial mortgage-backed	1,175	16	291	900
Residential mortgage-backed(2)	1,863	85	—	1,948
Preferred stock	1,089	59	11	1,137
State & municipal	445	85	—	530
Foreign governments	454	76	—	530
Asset-backed securities	175	12	5	182

Total	$31,306	$3,211	$329	$34,188

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

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

The amortized cost of the General Accounts’ public and private below investment grade fixed maturities totaled $1.6 billion, or 5.3%, of the total fixed maturities at September 30, 2013 and $1.7 billion, or 5.4%, of the total fixed maturities at December 31, 2012. Gross unrealized losses on public and private fixed maturities increased from $329 million at December 31, 2012 to $926 million at September 30, 2013. Below investment grade fixed maturities represented 23.2% and 46.5% of the gross unrealized losses at September 30, 2013 and December 31, 2012, respectively. For public, private and corporate fixed maturity categories, gross unrealized gains were lower and gross unrealized losses were higher in third quarter 2013 than in the prior period.

Public Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public fixed maturities portfolios by NAIC rating at the dates indicated.

Public Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2013:
1	Aaa, Aa, A	$13,248	$721	$475	$13,494
2	Baa	7,371	493	84	7,780

	Investment grade	20,619	1,214	559	21,274

3	Ba	739	30	25	744
4	B	160	4	13	151
5	C and lower	96	—	28	68
6	In or near default	5	—	3	2

	Below investment grade	1,000	34	69	965

Total Public Fixed Maturities		$21,619	$1,248	$628	$22,239

At December 31, 2012:
1	Aaa, Aa, A	$14,697	$1,656	$53	$16,300
2	Baa	7,365	801	10	8,156

	Investment grade	22,062	2,457	63	24,456

3	Ba	770	45	6	809
4	B	158	4	4	158
5	C and lower	93	1	19	75
6	In or near default	37	—	12	25

	Below investment grade	1,058	50	41	1,067

Total Public Fixed Maturities		$23,120	$2,507	$104	$25,523

(1)	At September 30, 2013 and 2012, no securities had been categorized based on expected NAIC designation pending receipt of SVO ratings.

Private Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ private fixed maturities portfolios by NAIC rating at the dates indicated.

Private Fixed Maturities

NAIC Designation(1)	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2013:
1	Aaa, Aa, A	$4,352	$246	$101	$4,497
2	Baa	3,413	223	51	3,585

	Investment grade	7,765	469	152	8,082

3	Ba	256	3	26	233
4	B	93	—	11	82
5	C and lower	74	—	31	43
6	In or near default	170	10	78	102

	Below investment grade	593	13	146	460

Total Private Fixed Maturities		$8,358	$482	$298	$8,542

At December 31, 2012:
1	Aaa, Aa, A	$4,303	$365	$100	$4,568
2	Baa	3,235	324	13	3,546

	Investment grade	7,538	689	113	8,114

3	Ba	226	3	23	206
4	B	149	1	15	135
5	C and lower	50	—	15	35
6	In or near default	223	11	59	175

	Below investment grade	648	15	112	551

Total Private Fixed Maturities		$8,186	$704	$225	$8,665

(1)

Includes, as of September 30, 2013 and December 31, 2012, respectively, 14 securities with amortized cost of $260 million (fair value, $248 million) and 12 securities with amortized cost of $109 million (fair value, $109 million) that have been categorized based on expected NAIC designation pending receipt of SVO ratings.

Corporate Fixed Maturities Credit Quality. The following table sets forth the General Accounts’ public and private holdings of corporate fixed maturities by NAIC rating at the dates indicated.

Corporate Fixed Maturities

NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Millions)

At September 30, 2013:
1	Aaa, Aa, A	$10,909	$772	$78	$11,603
2	Baa	10,002	663	93	10,572

	Investment grade	20,911	1,435	171	22,175

3	Ba	701	31	11	721
4	B	147	3	4	146
5	C and lower	13	—	—	13
6	In or near default	3	10	—	13

	Below investment grade	864	44	15	893

Total Corporate Fixed Maturities		$21,775	$1,479	$186	$23,068

At December 31, 2012:
1	Aaa, Aa, A	$10,871	$1,236	$5	$12,102
2	Baa	9,764	1,066	4	10,826

	Investment grade	20,635	2,302	9	22,928

3	Ba	699	47	6	740
4	B	114	2	5	111
5	C and lower	12	—	1	11
6	In or near default	3	8	—	11

	Below investment grade	828	57	12	873

Total Corporate Fixed Maturities		$21,463	$2,359	$21	$23,801

Asset-backed Securities

At September 30, 2013, the amortized cost and fair value of asset backed securities held were $140 million and $145 million, respectively; at December 31, 2012, those amounts were $175 million and $182 million, respectively. At September 30, 2013, the amortized cost and fair value of asset backed securities collateralized by sub-prime mortgages were $13 million and $12 million, respectively. At that same date, the amortized cost and fair value of asset backed securities collateralized by non-sub-prime mortgages were $35 million and $34 million, respectively.

Commercial Mortgage-backed Securities

The following table sets forth the amortized cost and fair value of the Insurance Group’s commercial mortgage-backed securities at the dates indicated by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities

September 30, 2013

	Moody’s Agency Rating					Total	Total December 31, 2012
Vintage	Aaa	Aa	A	Baa	Ba and Below
	(In Millions)

At amortized cost:
2004 and Prior Years	$—	$—	$8	$32	$141	$181	$298
2005	15	5	30	52	332	434	477
2006	—	—	—	—	280	280	302
2007	1	—	—	—	95	96	98

Total CMBS	$16	$5	$38	$84	$848	$991	$1,175

At fair value:
2004 and Prior Years	$—	$—	$8	$32	$109	$149	$273
2005	16	5	31	52	237	341	411
2006	—	—	—	—	153	153	154
2007	1	—	—	—	56	57	62

Total CMBS	$17	$5	$39	$84	$555	$700	$900

Mortgages

Investment Mix

At September 30, 2013 and December 31, 2012, respectively, approximately 13.0% and 12.1%, respectively, of GAIA were in commercial and agricultural mortgage loans. The table below shows the composition of the commercial and agricultural mortgage loan portfolio, before the loss allowance, as of the dates indicated.

	September 30, 2013	December 31, 2012
	(In Millions)

Commercial mortgage loans	$4,150	$3,822
Agricultural mortgage loans	1,852	$1,658

Total Mortgage Loans	$6,002	$5,480

The investment strategy for the mortgage loan portfolio emphasizes diversification by property type and geographic location with a primary focus on asset quality. The tables below show the breakdown of the amortized cost of the General Accounts investments in mortgage loans by geographic region and property type as of the dates indicated.

Mortgage Loans by Region and Property Type

	September 30, 2013		December 31, 2012
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in Millions)

By Region:
U.S. Regions:
Pacific	$1,753	29.2%	$1,688	30.8%
Middle Atlantic	1,412	23.5	1,314	24.0
South Atlantic	835	13.9	630	11.5
East North Central	578	9.6	574	10.5
Mountain	415	6.9	397	7.2
West North Central	392	6.6	354	6.5
West South Central	378	6.3	346	6.3
New England	134	2.2	104	1.9
East South Central	105	1.8	73	1.3

Total Mortgage Loans	$6,002	100.0%	$5,480	100.0%

By Property Type:
Office buildings	$2,024	33.7%	$1,828	33.3%
Agricultural properties	1,852	30.9	1,658	30.2
Apartment complexes	999	16.6	924	16.9
Industrial buildings	466	7.8	454	8.3
Hospitality	283	4.7	245	4.5
Retail stores	275	4.6	267	4.9
Other	103	1.7	104	1.9

Total Mortgage Loans	$6,002	100.0%	$5,480	100.0%

At September 30, 2013, the General Account investments in commercial mortgage loans had a weighted average loan-to-value ratio of 66% while the agricultural mortgage loans weighted average loan-to-value ratio was 45%.

The values used in these ratio calculations were developed as part of the periodic review of the commercial and agricultural mortgage loan portfolio, which includes an evaluation of the underlying collateral value.

Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

September 30, 2013

	Debt Service Coverage Ratio(1)
Loan-to-Value Ratio	Greater than 2.0x	1.8x to 2.0x	1.5x to 1.8x	1.2x to 1.5x	1.0x to 1.2x	Less than 1.0x	Total Mortgage Loans
	(In Millions)

0% - 50%	$473	$81	$220	$780	$242	$45	$1,841
50% - 70%	573	372	842	629	231	42	2,689
70% - 90%	117	—	244	558	127	197	1,243
90% plus	135	—	—	—	46	48	229

Total Commercial and Agricultural Mortgage Loans	$1,298	$453	$1,306	$1,967	$646	$332	$6,002

(1)	The debt service coverage ratio is calculated using actual results from property operations.

The tables below show the breakdown of the commercial and agricultural mortgage loans by year of origination at September 30, 2013.

Mortgage Loans by Year of Origination

	September 30, 2013
Year of Origination	Amortized Cost	% of Total
	(Dollars In Millions)

2013	$1,183	19.7%
2012	1,399	23.3
2011	1,050	17.5
2010	295	4.9
2009	501	8.4
2008 and prior	1,574	26.2

Total Mortgage Loans	$6,002	100.0%

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

Troubled Debt Restructuring - Modifications

September 30, 2013

	Number of Loans	Outstanding Recorded Investment
		Pre-Modification	Post - Modification
		(In Millions)

Troubled debt restructurings:
Agricultural mortgage loans	—	$—	$—
Commercial mortgage loans	2	126	135

Total	2	$126	$135

There were no default payments on the above loans during the third quarter and first nine months of 2013.

Valuation allowances for the commercial mortgage loan portfolio were related to loan specific reserves. The following table sets forth the change in valuation allowances for the commercial mortgage loan portfolio as of the dates indicated. There were no valuation allowances for agricultural mortgages at September 30, 2013 and 2012.

	2013	2012
Allowance for credit losses:	(In Millions)

Beginning Balance, January 1,	$34	$32
Charge-offs	—	(20)
Recoveries	(2)	(1)
Provision	5	24

Ending Balance, September 30,	$37	$35

Ending Balance, September 30,:
Individually Evaluated for Impairment	$37	$35

Other Equity Investments

At September 30, 2013, private equity partnerships, hedge funds and real-estate related partnerships were 94.2% of total other equity investments. These interests, which represent 3.2% of GAIA, consist of a diversified portfolio of Leveraged Buyout (“LBO”), mezzanine, venture capital and other alternative limited partnerships, diversified by sponsor, fund and vintage year. The portfolio is actively managed to control risk and generate investment returns over the long term. Portfolio returns are sensitive to overall market developments.

Other Equity Investments - Classifications

	September 30, 2013	December 31, 2012
	(In Millions)

Common stock	$89	$67
Joint ventures and limited partnerships:
Private equity	1,105	1,048
Hedge funds	263	156
Real estate related	109	120

Total Other Equity Investments	$1,566	$1,391

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

The Company periodically, including during the first nine months of 2013, has had in place a hedge program to partially protect against declining interest rates with respect to a part of its projected variable annuity sales.

The Company also uses equity index options on the S&P 500, Russell 2000, Morgan Stanley Capital International (“MSCI”), Europe, Australia and Far East (“EAFE”), MSCI Emerging Markets (“EM”) and NASDAQ indices as well as options on Gold, Oil and a Real Estate index for the purpose of hedging crediting rate exposure in its Structured Capital Strategies® (“SCS”) variable annuity, Structured Investment Option in the Company’s EQUI-VEST® variable annuity series (“SIO”), Market Stabilizer Option® (“MSO”) in the Company’s variable life insurance products and Indexed Universal Life (“IUL”) insurance products. This involves entering into a package of calls and/or put options whose payoff mimics the crediting rate embedded in individual segments of the products.

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

Derivative Instruments by Category

	At September 30, 2013			Gains (Losses) Reported in Net Earnings (Loss) Nine Months Ended September 30, 2013
	Notional Amount	Fair Value
		Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$5,300	$—	$—	$(994)
Swaps	1,135	4	83	(217)
Options	5,314	802	443	235

Interest rate contracts:(1)
Floors	2,400	214	—	(7)
Swaps	10,683	274	143	(821)
Futures	10,027	—	—	(252)
Swaptions	—	—	—	(154)

Credit contracts:(1)
Credit default swaps	300	7	2	1

Net investment income (loss)				(2,209)

Embedded derivatives:
GMIB reinsurance contracts	—	7,508	—	(3,536)

GWBL and other features(2)	—	—	72	193
SCS, SIO MSO and IUL indexed features(2)	—	—	256	(291)

Balances, September 30, 2013	$35,159	$8,809	$999	$(5,843)

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.
(3)	SCS and SIO are reported in Policyholders’ account balances; MSO and IUL are reported in Future policyholders’ benefits and other policyholders’ liabilities in the consolidated balance sheets.

Derivative Instruments by Category

	At December 31, 2012			Gains (Losses) Reported in Net Earnings (Loss) Nine Months Ended September 30, 2012
	Notional Amount	Fair Value
		Asset Derivatives	Liability Derivatives
	(In Millions)

Freestanding derivatives
Equity contracts:(1)
Futures	$6,098	$—	$—	$(934)
Swaps	875	1	52	(238)
Options	3,492	443	219	55

Interest rate contracts:(1)
Floors	2,700	291	—	68
Swaps	18,130	554	352	420
Futures	14,033	—	—	132
Swaptions	7,608	502	—	(60)

Net investment income				(557)

Embedded derivatives:
GMIB reinsurance contracts	—	11,044	—	678

GWBL and other features(2)	—	—	265	4

Total	$52,936	$12,835	$888	$125

(1)	Reported in Other invested assets in the consolidated balance sheets.
(2)	Reported in Future policy benefits and other policyholders’ liabilities in the consolidated balance sheets.

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

The following table sets forth “Realized investment gains (losses), net,” for the periods indicated:

Realized Investment Gains (Losses), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Fixed maturities	$12	$(12)	$(20)	$(70)
Other equity investments	—	—	—	1
Derivatives	—	—	—	—
Other	(1)	(1)	(3)	(9)

Total	$11	$(13)	$(23)	$(78)

The following table further describes realized gains (losses), net for Fixed maturities:

Fixed Maturities

Realized Investment Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Gross realized investment gains:
Gross gains on sales and maturities	$43	$4	$70	$12
Other	—	—	—	—

Total gross realized investment gains	43	4	70	12

Gross realized investment losses:
Other-than-temporary impairments recognized in earnings (loss)	—	(12)	(50)	(65)
Gross losses on sales and maturities	(31)	(4)	(40)	(17)

Total gross realized investment losses	(31)	(16)	(90)	(82)

Total	$12	$(12)	$(20)	$(70)

The following table sets forth, for the periods indicated, the composition of other-than-temporary impairments recorded in Earnings (loss) by asset type.

Other-Than-Temporary Impairments Recorded in Earnings (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)

Fixed Maturities:
Public fixed maturities	$—	$—	$(14)	$—
Private fixed maturities	—	(12)	(36)	(65)

Total fixed maturities securities	—	(12)	(50)	(65)

Equity securities	—	—	—	—
Other invested assets	—	—	—	—

Total	$—	$(12)	$(50)	$(65)

For the third quarter and first nine months of 2013, OTTI on fixed maturities recorded in net earnings (loss) were due to credit events or adverse conditions of the respective issuer. In these situations, management believes such circumstances have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings (loss) is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

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

General Accounts Annuity Reserves and Deposit Liabilities

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in Millions)

Not subject to discretionary withdrawal provisions	$4,116	20.2%	$4,253	20.4%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	36	0.2	30	0.1
At contract value, less surrender charge of 5% or more	1,079	5.3	1,230	5.9

Subtotal	1,115	5.5	1,260	6.0

Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	15,172	74.3	15,373	73.6

Total Annuity Reserves And Deposit Liabilities	$20,402	100.0%	$20,886	100.0%

Analysis of Statement of Cash Flows

Cash and cash equivalents of $2.5 billion at September 30, 2013 decreased $658 million from $3.2 billion at December 31, 2012.

Net cash provided by operating activities was $65 million in the first nine months of 2013 as compared to net cash used in operating activities of $823 million in the first nine months of 2012. Cash flows from operating activities include such sources as premiums, investment management and advisory fees and investment income offset by such uses as life insurance benefit payments, policyholder dividends, compensation payments and contributions to benefit plans, other cash expenditures and tax payments.

Net cash used in investing activities was $2.4 billion, $95 million lower than the $2.5 billion net cash used by investing activities in the first nine months of 2012. The change was partially due to net purchases of $405 million in the first nine months of 2013 as compared to net purchases of $2.1 billion in the first nine months of 2012 partially offset by higher cash outflows related to derivatives ($1.9 billion in the first nine months of 2013 as compared to cash outflows of $294 million in the first nine months of 2012).

Cash flows provided by financing activities decreased $802 million from $2.5 billion in the first nine months of 2012 to $1.7 billion in the first nine months of 2013. The impact of the net deposits to policyholders’ account balances was $3.3 billion and $3.3 billion in the first nine months of 2013 and 2012, respectively. In the first nine months of 2013, the Company repaid a $500 million 7.1% callable surplus note to AXA Financial. There were decreases in collateralized pledged assets and liabilities of $670 million in the first nine months of 2013 as compared to a decrease of $161 million in collateralized assets and liabilities in the first nine months of 2012. Additional AllianceBernstein Holding units were purchased for $45 million and $135 million in the first nine months of 2013 and 2012, respectively. Distributions to noncontrolling interest were $222 million in the first nine months of 2013 as compared to $144 million in the first nine months of 2012.

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

AXA Equitable’s primary source of short-term liquidity to support its insurance operations is a pool of liquid, high quality short-term instruments structured to provide liquidity in excess of the expected cash requirements. In addition, a substantial portfolio of public bonds including U.S. Treasury and agency securities and other investment grade fixed maturities is available to meet AXA Equitable’s liquidity needs. Other liquidity sources include the Company’s credit facility provided by the Federal Home Loan Bank of New York (“FHLBNY”) and dividends and distributions from AllianceBernstein and other subsidiaries.

Off Balance Sheet Transactions. At September 30, 2013 and December 31, 2012, AXA Equitable was not a party to any off balance sheet transactions other than those guarantees and commitments described in Notes 10 and 16 of Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Guarantees and Other Commitments. AXA Equitable had approximately $18 million of undrawn letters of credit related to reinsurance as well as $406 million and $585 million of commitments under equity financing arrangements to certain limited partnership and existing mortgage loan agreements, respectively, at September 30, 2013. For further information on guarantees and commitments, see the “Supplementary Information” section in Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K.

Statutory Regulation, Capital and Dividends. AXA Equitable is subject to the regulatory capital requirements of its place of domicile, which are designed to monitor capital adequacy. The level of an insurer’s required capital is impacted by many factors including, but not limited to, business mix, product design, sales volume, invested assets, liabilities, reserves and movements in the capital markets, including interest rates and equity markets. At September 30, 2013, the total adjusted capital was in excess of its regulatory capital requirements and management believes that AXA Equitable has (or has the ability to meet) the necessary capital resources to support its business.

The Company currently reinsures to AXA Arizona a 100% quota share of all liabilities for variable annuity with enhanced GMDB and GMIB riders issued on or after January 1, 2006 and in-force on September 30, 2008. AXA Arizona also reinsures a 90% quota share of level premium term insurance issued by AXA Equitable on or after March 1, 2003 through December 31, 2008 and lapse protection riders under UL insurance policies issued by AXA Equitable on or after June 1, 2003 through June 30, 2007. The reinsurance arrangements with AXA Arizona provide important capital management benefits to AXA Equitable. AXA Equitable receives statutory reserve credits for reinsurance treaties with AXA Arizona to the extent AXA Arizona holds assets in an irrevocable trust ($7.6 billion at September 30, 2013) and/or letters of credit ($2.8 billion at September 30, 2013). Under the reinsurance contracts, AXA Arizona is required to transfer assets into and is permitted to transfer assets from the Trust under certain circumstances. The level of statutory reserves held by AXA Arizona fluctuate based on market movements, mortality experience and policyholder behavior. Increasing reserve requirements may necessitate that additional assets be placed in trust and/or securing additional letters of credit, which could adversely impact AXA Arizona’s liquidity.

AXA Equitable monitors its regulatory capital requirements on an ongoing basis taking into account the prevailing conditions in the capital markets. Interest rates and/or equity market performance, impact the reserve requirements and capital needed to support the variable annuity guarantee business. While management believes that AXA Equitable currently has the necessary capital to support its business, future capital requirements will depend on future market conditions and regulations and there can be no assurance that sufficient additional required capital could be secured.

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

AXA Equitable is restricted as to the amounts it may pay as dividends to AXA Financial. Under the applicable states’ insurance law, a domestic life insurer may, without prior approval of the Superintendent, pay a dividend to its shareholders not exceeding an amount calculated based on a statutory formula. This formula would permit AXA Equitable to pay shareholder dividends not greater than $463 million during 2013. Payment of dividends exceeding this amount requires the insurer to file notice of its intent to declare such dividends with the Superintendent who then has 30 days to disapprove the distribution. AXA Equitable paid no shareholder dividends during the first nine months of 2013 and paid $181 million of dividends to AXA Financial during the first nine months of 2012.

For the third quarter and first nine months of 2013 and 2012, respectively, AXA Equitable’s statutory net income (loss) totaled $(120) million, $(628) million, $65 million and $151 million. Statutory surplus, capital stock and Asset Valuation Reserve totaled $4.5 billion and $5.2 billion at September 30, 2013 and December 31, 2012, respectively.

For additional information, see “Item 1 – Business – Regulation” and “Item 1A – Risk Factors” in the 2012 Form 10-K.

AllianceBernstein

For the first nine months of 2013, net cash provided by AllianceBernstein’s operating activities was $482 million, a decrease of $50 million from the corresponding 2012 period. The change was primarily due to a higher decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury bills activity).

For the first nine months of 2013, net cash used in investing activities was $21 million, up $10 million from the corresponding 2012 period. The increase was primarily due to an increase in net purchases of investments.

For the first nine months of 2013, net cash used in financing activities was $477 million, a decrease of $77 million from the $554 million of cash used in the corresponding 2012 period. The change was primarily due to $90 million lower purchases of Holding Units, an increase in overdraft payable of $42 million, lower net repayments of commercial paper of $24 million offset by $131 million higher distributions to the General Partner and unitholders as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

At September 30, 2013, AllianceBernstein had $607 million of cash and cash equivalents all of which is available for liquidity, but is comprised primarily of cash on deposit for AllianceBernstein’s broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at AllianceBernstein’s foreign subsidiaries of $424 million, which includes cash on deposit for AllianceBernstein’s foreign broker dealers, was to be repatriated to the U.S., AllianceBernstein would be required to accrue and pay U.S. income taxes on these funds. AllianceBernstein’s intent is to permanently reinvest these earnings outside the U.S.

At September 30, 2013 and December 31, 2012, respectively, AllianceBernstein had $143 million and $323 million, outstanding under its commercial paper program.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “ AB Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The AB Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The AB Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the AB Credit Facility and AllianceBernstein’s management expects to draw on the AB Credit Facility from time to time. As of September 30, 2013 and December 31, 2012, AllianceBernstein had no amounts outstanding under the AB Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit AllianceBernstein to borrow up to an aggregate of approximately $200 million while three lines have no stated limit. As of September 30, 2013, SCB had bank loans outstanding of $20 million; there were no bank loans outstanding at December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force during the third quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relate to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have, direct or indirect, ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derives from these two policies is approximately $10,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $5,000.

AXA France IARD has eight additional insurance policies that were originally written during 2010 and 2011 that remained in effect during the third quarter of 2013 and may require reporting. These eight policies involve auto or property insurance provided to the Iranian delegation to the United Nations Educational, Scientific and Cultural Organization (UNESCO) in Paris. The annual aggregate revenue AXA derives from all eight policies is approximately $8,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $4,000.

Finally, AXA has informed us that AXA Konzem AG, an AXA European insurance subsidiary, provides property insurance to MCS International GMBH (“MCS”). MCS was listed as a designated SDN by the Office of Foreign Assets Control during the second quarter of 2013, after the insurance policy had been completed. The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

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

Item 6.	Exhibits

Number	Description and Method of Filing

10.1	Confidential Separation Agreement and General Release between Andrew J. McMahon and the Company

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, AXA Equitable Life Insurance Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 8, 2013	AXA EQUITABLE LIFE INSURANCE COMPANY

		By:	/s/ Anders Malmstrom
			Name:	Anders Malmstrom
			Title:	Senior Executive Director
and Chief Financial Officer

Date:	November 8, 2013		/s/ Andrea Nitzan
			Name:	Andrea Nitzan
			Title:	Executive Director and
Chief Accounting Officer